Form 10-Q
period 2004-06-30
BLACKBAUD INC
filed 2004-08-16
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to                                       .

Commission file number: 000-23265

BLACKBAUD, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2617163 (I.R.S. Employer Identification No.)

2000 Daniel Island Drive
Charleston, South Carolina 29492
(Address of principal executive offices, including zip code)

(843) 216-6200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ] NO [X]

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

     The number of shares of the Registrant’s Common Stock outstanding as of August 16, 2004 was 42,538,014.

BLACKBAUD, INC.

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKBAUD, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$16,851	$6,708
Accounts receivable, net of allowance of $1,327 and $1,222, respectively	22,879	14,518
Prepaid expenses and other current assets	3,003	2,713
Deferred tax asset, current portion	1,406	1,799

Total current assets	44,139	25,738
Property and equipment, net	6,551	6,621
Deferred tax asset	83,111	86,966
Goodwill	1,481	1,386
Deferred financing fees, net	—	156
Other assets	62	99

Total assets	$135,344	$120,966

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$2,937	$2,590
Current portion of long-term debt and capital lease obligations	116	142
Accrued expenses and other current liabilities	9,867	9,659
Deferred revenue	51,187	43,673

Total current liabilities	64,107	56,064
Long-term debt and capital lease obligations	—	5,044

Total liabilities	64,107	61,108

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock; 5,000,000 shares authorized	—	—
Common stock, no par value; 95,000,000 shares authorized, 42,509,107 and 42,408,872 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	42,093	41,613
Deferred compensation	(2,973)	(4,795)
Accumulated other comprehensive income	255	518
Retained earnings	31,862	22,522

Total shareholders’ equity	71,237	59,858

Total liabilities and shareholders’ equity	$135,344	$120,966

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue
License fees	$7,293	$5,671	$12,370	$10,175
Services	11,071	8,629	20,616	16,373
Maintenance and subscriptions	16,151	14,390	31,930	28,489
Other revenue	974	1,150	1,928	2,111

Total revenue	35,489	29,840	66,844	57,148

Cost of revenue
Cost of license fees	951	890	1,680	1,457
Cost of services (of which $273, $777, $567 and $1,399 in the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003, respectively, was stock option compensation expense)	5,815	5,181	11,193	10,092
Cost of maintenance and subscriptions (of which $25, $116, $62 and $209 in the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003, respectively, was stock option compensation expense)	2,738	2,972	5,398	5,806
Cost of other revenue	915	908	1,775	1,713

Total cost of revenue	10,419	9,951	20,046	19,068

Gross profit	25,070	19,889	46,798	38,080

Sales and marketing	7,293	5,475	13,653	10,537
Research and development	4,428	3,585	8,704	7,204
General and administrative	3,061	2,529	5,912	5,352
Amortization	—	85	32	133
Costs of initial public offering	700	—	1,650	—
Stock option compensation	526	5,768	1,193	11,214

Total operating expenses	16,008	17,442	31,144	34,440

Income from operations	9,062	2,447	15,654	3,640
Interest income	29	22	54	48
Interest expense	(37)	(759)	(250)	(1,622)
Other (expense) income, net	(3)	84	346	98

Income before provision for income taxes	9,051	1,794	15,804	2,164
Income tax provision	3,708	2,040	6,464	2,461

Net income (loss)	$5,343	$(246)	$9,340	$(297)

Earnings (loss) per share
Basic	$0.13	$(0.01)	$0.22	$(0.01)
Diluted	$0.12	$(0.01)	$0.20	$(0.01)
Common shares and equivalents outstanding
Basic weighted average shares	42,490,790	42,403,486	42,450,873	42,382,097
Diluted weighted average shares	45,983,687	42,403,486	45,943,846	42,382,097

Summary of stock option compensation
Cost of services	$273	$777	$567	$1,399
Cost of maintenance and subscription revenue	25	116	62	209

Total cost of revenue	298	893	629	1,608
Sales and marketing	222	375	476	711
Research and development	142	560	316	1,016
General and administrative	162	4,833	401	9,487

Total operating expense	526	5,768	1,193	11,214

Total stock option compensation expense	$824	$6,661	$1,822	$12,822

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months ended June 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$9,340	$(297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,265	1,385
Amortization of intangibles	32	133
Stock option compensation	1,822	12,822
Amortization of deferred financing fees	156	468
Deferred taxes	4,248	1,409
Changes in assets and liabilities, net of acquisition
Accounts receivable	(8,355)	(5,010)
Prepaid expenses and other assets	(278)	(341)
Trade accounts payable	344	(883)
Accrued expenses and other current liabilities	232	(825)
Deferred revenue	7,483	3,193

Total adjustments	6,949	12,351

Net cash provided by operating activities	16,289	12,054

Cash flows from investing activities
Purchase of property and equipment	(1,188)	(1,523)
Purchase of net assets of acquired company	(66)	(547)

Net cash used in investing activities	(1,254)	(2,070)

Cash flows from financing activities
Repayments on long-term debt and capital lease obligations	(5,068)	(16,068)
Proceeds from exercise of stock options	480	233

Net cash used in financing activities	(4,588)	(15,835)

Effect of exchange rate on cash and cash equivalents	(304)	(156)

Net increase (decrease) in cash and cash equivalents	10,143	(6,007)
Cash and cash equivalents, beginning of year	6,708	18,703

Cash and cash equivalents, end of year	$16,851	$12,696

Noncash activities
Change in fair value of derivative instruments	$—	$232

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

1. Organization

Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. The Company has over 12,500 active customers distributed across multiple verticals within the nonprofit market including religion; education; foundations; health and human services; arts and cultural; public and societal benefits; environment and animal welfare; and international foreign affairs.

2. Initial Public Offering

The SEC declared the Company’s registration statement effective on July 22, 2004, which the Company filed on Form S-1 (Registration No. 333-112978) under the Securities Act of 1933 in connection with the initial public offering of its common stock. The Company sold, for the benefit of selling shareholders, an aggregate of 9,313,596 shares under this registration statement, including 1,214,817 shares subject to the underwriters’ over-allotment option. On July 27, 2004 the Company completed its initial public offering in which it sold, for the benefit of selling stockholders, a total of 8,098,779 shares of common stock for $8.00 per share (before underwriter discounts and commissions), for an aggregate public offering price of $64,790,232. On August 2, 2004, the underwriters exercised their over-allotment option for the purchase of 1,214,817 shares of common stock at $8.00 per share for an additional aggregate public offering price of $9,718,536. All of the shares sold in this offering were sold by selling stockholders and, accordingly, the Company has not received any proceeds from the sale of shares in this offering. Accordingly, the Company has expensed the costs of its initial public offering in its statement of operations, which were $700,000 and $1,650,000 for the three and six months ended June 30, 2004. These costs were primarily comprised of printing, legal and accounting fees. The Company expects to incur additional expense related to the offering in the three-month period ending September 30, 2004.

On July 16, 2004, the Company was reincorporated under the laws of the State of Delaware and, accordingly, under our certificate of incorporation effective that date, our authorized stock consists of 180,000,000 of common stock, par value $.001 per share and 20,000,000 of preferred stock, par value $.001 per share.

3. Summary of significant accounting policies

Unaudited Interim Financial Statements

The interim consolidated financial statements as of June 30, 2004 and for the quarter and six months ended June 30, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s registration statement on Form S-1.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the allowance for doubtful accounts, lives of tangible and intangible assets, impairment of long-lived assets, realization of the deferred tax asset, stock option compensation, revenue recognition and provisions for income taxes. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

Revenue recognition

The Company’s revenue is generated primarily by licensing its software products and providing support, training, consulting, technical, hosted software applications and other professional services for those products. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.

Under these pronouncements, the Company recognizes revenue from the license of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is probable. The Company uses a signed agreement as evidence of an arrangement. Delivery occurs when the product is delivered. The Company’s typical license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s standard payment terms. The Company considers payment terms greater than 90 days to be beyond its customary payment terms. The Company deems collection probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, the Company postpones recognition of the revenue until cash collection. The Company sells software licenses with maintenance and, often times, professional services. The Company allocates revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. Fair value for the maintenance services associated with the Company’s software licenses is based upon renewal rates stated in the Company’s agreements, which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis.

The Company recognizes revenue from maintenance services ratably over the contract term, which is one year. Maintenance revenue also includes the right to unspecified product upgrades on an if-and-when available basis. Subscription revenue includes fees for hosted solutions, data enrichment services and hosted online training programs. Subscription-based revenue and any related set-up fees are recognized ratably over the twelve-month service period of the contracts, as there is no discernible pattern of usage.

The Company’s services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel and lodging related expenses. For small service engagements, less than $10,000, the Company frequently contracts for and bills based on a fixed fee plus reimbursable travel and lodging related expenses. The Company recognizes this revenue upon completion of the work performed. When the Company’s services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the Company’s software and rarely exceed three months in duration. The Company recognizes revenue as these services are performed.

The Company sells training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. The Company recognizes revenue from donor prospect research and data modeling service engagements upon delivery.

To the extent that the Company’s customers are billed and/or pay for the above-described services in advance of delivery, the amounts are recorded in deferred revenue.

Deferred compensation and stock-based compensation plans

The Company accounts for stock option compensation based on the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. Certain of the Company’s option grants are accounted for as variable awards under the provisions of APB No. 25. The provision requires the Company to account for these variable awards and record deferred compensation for the difference between the exercise price and the fair market value of the stock at each reporting date. Deferred compensation is amortized using the accelerated method over the vesting period of the related stock option in accordance with FASB Interpretation (“FIN”) No. 28. The Company recognized $824,000, $6,661,000, $1,822,000 and $12,822,000 of stock option compensation expense related to amortization of deferred compensation during the three and six-month periods ended June 30, 2004 and 2003, respectively. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard, (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Had compensation cost been determined under the market value method using Black-Scholes valuation principles, net income (loss) would have been decreased (increased) to the following proforma amounts:

(in thousands, except share amounts)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$5,343	$(246)	$9,340	$(297)
Total stock option compensation expense, net of related tax effects included in the determination of net income (loss) as reported	609	4,925	1,347	9,481
Total stock option compensation expense, net of related tax effects that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(469)	(3,188)	(1,015)	(6,407)

Pro forma net income	$5,483	$1,491	$9,672	$2,777

Earnings (loss) per share:
Basic, as reported	$0.13	$(0.01)	$0.22	$(0.01)
Basic, pro forma	$0.13	$0.04	$0.23	$0.07
Diluted, as reported	$0.12	$(0.01)	$0.20	$(0.01)
Diluted, pro forma	$0.12	$0.03	$0.21	$0.06

The pro forma amount reflects all options granted. Pro forma compensation cost may not be representative of that expected in future years.

Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Volatility	0.00%	0.00%	0.00%	0.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.68%	3.62%	3.68%	3.62%
Expected option life in years	7.49	7.35	7.49	7.35

Accumulated other comprehensive income

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$5,343	$(246)	$9,340	$(297)
Derivative instruments	—	122	—	232
Foreign currency translation	(96)	118	(263)	23

Total comprehensive income	$5,247	$(6)	$9,077	$(42)

Income taxes

Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its shareholders to cover the shareholders’ anticipated tax liability. In connection with the recapitalization agreement, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon the conversion and in connection with the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset as a result of the recapitalization agreement. This amount was recorded as a direct increase to equity in the statements of shareholders’ equity. The income tax expense has been computed by applying the Company’s statutory tax rate to pretax income, adjusted for permanent tax differences. The Company has not recorded a valuation allowance as of December 31, 2003 or June 30, 2004, as the Company believes it will be able to utilize all of its deferred tax asset. The ability to utilize the deferred tax asset is dependent upon the Company’s ability to generate taxable income.

The Company’s deferred tax assets and liabilities are recorded at an amount based upon a U.S. Federal income tax rate of 34%. This rate is based on the Company’s expectation that its deductible and taxable temporary differences will reverse over a period of years during which it will have average annual taxable income not exceeding $10.0 million per year. If the Company’s results of operations improve in the future, such that its average annual taxable income will be expected to exceed $10.0 million, the Company will record its deferred tax assets and liabilities at an amount reflecting an average expected U.S. Federal income tax rate of up to 35%, consistent with the corresponding expectation of higher taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

4. Earnings (loss) per share

The Company computes earnings per common share in accordance with SFAS No. 128, “Earnings Per Share”. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options. Diluted net loss per share for the three and six months ended June 30, 2003 does not include the effect of 2,376,711 and 1,933,951, respectively, potential common share equivalents as their impact would be anti-dilutive. Diluted earnings per share for the three and six months ended June 30, 2004 includes the effect of 3,492,897 and 3,492,973, respectively, potential common share equivalents.

The following table sets forth the computation of basic and fully diluted earnings per share:

(in thousands except share and
per share amounts)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$5,343	$(246)	$9,340	$(297)

Denominator:
Weighted average common shares	42,490,790	42,403,486	42,450,873	42,382,097

(in thousands except share and
per share amounts)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Add effect of dilutive securities Employee stock options	3,492,897	—	3,492,973	—

Weighted average common shares assuming dilution	45,983,687	42,403,486	45,943,846	42,382,097

Earnings per share:
Basic	$0.13	$(0.01)	$0.22	$(0.01)
Diluted	$0.12	$(0.01)	$0.20	$(0.01)

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2004 and December 31, 2003.

(in thousands)	June 30, 2004	December 31, 2003
Deferred sales commission costs	$1,244	$804
Prepaid rent	371	467
Prepaid insurance	281	138
Prepaid data costs	79	107
Prepaid real estate commissions	92	107
Prepaid software maintenance and royalties	446	727
Other	490	363

	$3,003	$2,713

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2004 and December 31, 2003.

(in thousands)	June 30, 2004	December 31, 2003
Accrued bonuses	$1,693	$2,990
Accrued costs of initial public offering	1,179	—
Accrued cash component of stock option compensation	1,693	1,693
Accrued commissions and salaries	1,017	1,386
Taxes payable	2,727	2,018
Other	1,558	1,572

	$9,867	$9,659

7. Commitments and contingencies

Lease agreement

On October 13, 1999, the Company entered into a lease agreement for office space with Duck Pond Creek, LLC, which is owned by certain minority shareholders of the Company. The term of the lease is for ten years with two five-year renewal options by the Company. The annual base rent of the lease is $4,316,000 payable in equal monthly installments. The base rate escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement.

The Company has subleased a portion of its headquarters facility under various agreements extending through 2007. Under these agreements, rent expense was reduced by $115,000 and $140,000 for the three months ended June 30, 2004 and 2003, respectively, and $224,000 and $193,000 for the six months ended June 30, 2004 and 2003, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $497,000, $393,000, $402,000, $395,000 and $54,000 for the periods 2004, 2005, 2006, 2007, and 2008, respectively. The Company has also received and expects to receive through 2015 quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $255,000 and $239,000 for the three months ended June 30, 2004 and 2003, respectively, and $511,000 and $479,000 for the six months ended June 30, 2004 and 2003, respectively.

Other commitments

The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights with an entity owned by a minority shareholder of the Company, as of June 30, 2004. The Company incurred expense under this agreement of $50,000 for each of the three-month periods ended June 30, 2004 and 2003 and $100,000 for each of the six-month periods ended June 30, 2004 and 2003.

The Company utilizes third party relationships in conjunction with its products. The contractual arrangements vary in length from one to three years. One of these arrangements requires a minimum annual purchase commitment of $50,000, an amount that the Company has exceeded in each of the past three years. The Company incurred expense under this arrangement of $30,000 and $25,000 for the three-month periods ended June 30, 2004 and 2003, respectively, and $43,000 and $41,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

Legal contingencies

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s financial position or results of operations.

8. Income taxes

Income taxes for the three and six-month periods ended June 30, 2004 were calculated using the projected effective tax rate for fiscal 2004 in accordance with SFAS No. 109. The Company estimates that in the fiscal year ending December 31, 2004, it will have an effective tax rate of approximately 41%. The Company’s effective tax rate for the three and six-month periods ended June 30, 2003 was 113.8%. The difference from the statutory rate results principally from the non-deductible stock option compensation charge incurred in 2003.

9. Stockholders’ Equity

On June 28, 2004, the Company declared a 1-for-1.6 reverse stock split of its common stock. In connection with the reverse stock split, the number of issued and outstanding shares of Common Stock was decreased to 42,509,107. The reverse stock split was consummated effective on July 19, 2004 and all share and per share amounts, including options for such shares, included in the accompanying consolidated financial statements have been adjusted to give retroactive effect to the reverse stock split.

10. Segment information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company has determined that its reportable segments are those that are based upon internal financial reports that disaggregate certain operating information into six reportable segments. The Company’s chief operating decision maker, as defined in SFAS No. 131, is its chief executive officer, or CEO.

The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third party contractors, data expense and classroom rentals, for the three and six months ended June 30, 2004 and 2003 were as follows:

					Maintenance
	License	Consulting	Education	Analytic	and
(in thousands)	fees	services (1)	services (2)	services (3)	subscriptions	Other	Total
Three months ended June 30, 2004
Revenue	$7,293	$6,105	$3,596	$1,370	$16,151	$974	$35,489
Direct controllable costs	951	2,978	1,152	577	2,052	907	8,617

Segment income	6,342	3,127	2,444	793	14,099	67	26,872

					Maintenance
	License	Consulting	Education	Analytic	and
(in thousands)	fees	services (1)	services (2)	services (3)	subscriptions	Other	Total
Corporate costs not allocated							1,802
Operating expenses							16,008
Interest (income) expense							8
Other expense (income), net							3

Income before provision for income taxes							$9,051

Three months ended June 30, 2003
Revenue	$5,671	$4,479	$3,319	$831	$14,390	$1,150	$29,840
Direct controllable costs	890	2,090	1,166	450	2,166	901	7,663

Segment income	4,781	2,389	2,153	381	12,224	249	22,177
Corporate costs not allocated							2,288
Operating expenses							17,442
Interest (income) expense							737
Other expense (income), net							(84)

Income before provision for income taxes							$1,794

					Maintenance
	License	Consulting	Education	Analytic	and
(in thousands)	fees	services (1)	services (2)	services (3)	subscriptions	Other	Total
Six months ended June 30, 2004
Revenue	$12,370	$11,175	$6,999	$2,442	$31,930	$1,928	$66,844
Direct controllable costs	1,680	5,621	2,323	1,014	4,112	1,760	16,510

Segment income	10,690	5,554	4,676	1,428	27,818	168	50,334
Corporate costs not allocated							3,536
Operating expenses							31,144
Interest (income) expense							196
Other expense (income), net							(346)

Income before provision for income taxes							$15,804

Six months ended June 30, 2003
Revenue	$10,175	$8,100	$6,607	$1,666	$28,489	$2,111	$57,148
Direct controllable costs	1,457	4,341	2,255	687	4,204	1,699	14,643

Segment income	8,718	3,759	4,352	979	24,285	412	42,505
Corporate costs not allocated							4,425
Operating expenses							34,440
Interest (income) expense							1,574
Other expense (income), net							(98)

Income before provision for income taxes							$2,164

(1)	This segment consists of consulting, installation and implementation services.

(2)	This segment consists of customer training and other education services.

(3)	This segment consists of donor prospect research and data modeling services.

11. Subsequent event

In June 2004, the Company entered into a commitment letter for a new $30.0 million revolving credit facility which the Company anticipates will replace its previously existing $15.0 million revolving credit facility that was canceled in July 2004. Amounts borrowed under the new $30 million revolving credit facility will bear interest, at the Company’s option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on the Company’s consolidated leverage ratio. Amounts outstanding under the new facility will not be secured by a lien on the Company’s assets, but will be guaranteed by the Company’s operating subsidiary and the facility will be subject to standard covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under “Cautionary Statement” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. In 2003, we had over 12,500 customers, over 11,900 of which pay us annual maintenance and support fees. Our customers operate in multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international foreign affairs.

We derive revenue from licensing software products and providing a broad offering of services, including consulting, training, installation, implementation, and donor prospect research and modeling services, as well as ongoing customer support and maintenance. Consulting, training and implementation are generally not essential to the functionality of our software products and are sold separately. Accordingly, we recognize revenue from these services separately from license fees.

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period and related disclosures of contingent assets and liabilities. The most significant estimates and assumptions relate to our allowance for sales returns and doubtful accounts, impairment of long-lived assets, valuation of stock option compensation and realization of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. We are not aware of any circumstances in the past, which have caused these estimates and assumptions to be materially wrong. Furthermore, we are not currently aware of any material changes in our business that might cause these assumptions or estimates to differ significantly. In our discussion below of deferred taxes, the most significant asset subject to such assumptions and estimates, we have described the sensitivity of these assumptions or estimates to potential deviations in actual results. Actual results could differ from any of our estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery occurs when the product is delivered. In any sales transaction through a reseller, we ship the product directly to the end user and recognize revenue when the product is delivered. Inherent in our revenue recognition policy are estimates about the probability of collection of the resulting receivable. Historically, our actual results have not varied significantly from our estimates.

Deferred sales commission costs

Upon contract signing, we pay commissions to our sales representatives based on their sale of both software and services arrangements, other than training. Since the revenue associated with a portion of the commission that was paid has not yet been recognized as revenue, we treat that portion of the sales commission as deferred sales commission costs until the related revenue is recognized.

Sales returns and allowance for doubtful accounts

We provide customers a 30-day right of return and maintain a reserve for returns. We estimate the amount of this reserve based on historical experience. Provisions for sales returns are charged against the related revenue items.

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extended credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific customer reserves and the aging of our receivables. Any necessary provision is reflected in general and administrative expense. A considerable amount of judgment is required in assessing these factors and if any receivables were to deteriorate an additional provision for doubtful accounts could be required.

Valuation of long-lived and intangible assets and goodwill

We review identifiable intangible and other long-lived assets for impairment annually or sooner if events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using discounted cash flows. The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made. In accordance with Statement of Financial Accounting Standard, or SFAS, No. 142, “Goodwill and Other Intangible Assets”, we test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, which could materially adversely impact our financial position and results of operations. All of our goodwill was associated with a single acquisition and was assigned to a single reporting unit.

Stock option compensation

We account for stock option compensation under the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”. Under this pronouncement, there is generally no cost associated with options that are granted with an exercise price equal to or above the fair value per share of our common stock on the date of grant, as estimated by our board of directors. Because there was no public market for our stock prior to our initial public offering in July 2004, our board of directors estimated fair value of our common stock by considering a number of factors, including our operating performance, significant events in our history, trends in the broad market for technology stocks and the expected valuation we would obtain in an initial public offering. Grants under two of our option plans, covering approximately 6.6 million shares, contain provisions that result in them being treated as variable awards under APB No. 25. The effect of this accounting is that an amount equal to the difference between the exercise price of the options and the estimated current fair value is charged to deferred compensation and amortized as an expense over the related vesting periods of the grants using the accelerated method outlined in Statement of Financial Interpretations, or FIN No.28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans”. Under variable award accounting, the affected option grants continue to be marked to market until such time as the amount of related compensation is deemed fixed. As such, options for approximately 3.1 million shares are no longer being accounted for as variable awards following the occurrence of our initial public offering in July 2004. The option for the remaining 3.5 million shares, which is held by our Chief Executive Officer, will continue to be accounted for as a variable award until the grant is fully exercised.

We have separately disclosed stock option compensation throughout this discussion and in our financial statements and we have shown a reconciliation of stock option compensation as it relates to sales and marketing, research and development, and general and administrative expenses on the statement of operations because, in managing our operations, we believe such costs significantly affect our ability to better understand and manage other operating expenses and cash needs.

We have also disclosed in note 3 of the Notes to the unaudited consolidated financial statements the pro forma effects of accounting for our stock option compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”.

Deferred taxes

Significant judgment is required in determining our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in a net deferred tax asset, which is included on our consolidated balance sheet. The final tax outcome of these matters might be different than that which is reflected in our historical income tax provisions, benefits and accruals. Any difference could have a material effect on our income tax provision and net income in the period in which such a determination is made.

Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. We historically made distributions to our shareholders to cover the shareholders’ anticipated tax liability. In connection with the recapitalization agreement, we converted our U.S. taxable status from an S corporation to a C corporation. Accordingly, since October 14, 1999 we have been subject to federal and state income taxes. Upon the conversion and in connection with the recapitalization, we recorded a one-time benefit of $107.0 million to establish a deferred tax asset as a result of the recapitalization agreement.

We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. We have not recorded a valuation allowance as of December 31, 2003 and as of June 30, 2004, because we expect to be able to utilize all of our net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of tax amortization permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.

Contingencies

We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

Results of operations

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated.

Consolidated statements of operations, percent of revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue
License fees	20.6%	19.0%	18.5%	17.8%
Services	31.2	28.9	30.8	28.6
Maintenance and subscriptions	45.5	48.2	47.8	49.9
Other revenue	2.7	3.9	2.9	3.7

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Cost of license fees	2.7	3.0	2.5	2.5
Cost of services	16.4	17.4	16.7	17.7
Cost of maintenance and subscriptions	7.7	10.0	8.1	10.2
Cost of other	2.6	2.9	2.7	3.0

Total cost of revenue	29.4	33.3	30.0	33.4

Gross profit	70.6	66.7	70.0	66.6
Sales and marketing	20.5	18.3	20.4	18.4
Research and development	12.5	12.0	13.0	12.6
General and administrative	8.6	8.5	8.8	9.4
Amortization	0.0	0.3	0.0	0.2
Cost of initial public offering	2.0	0.0	2.5	0.0
Stock option compensation	1.5	19.4	1.9	19.6

Total operating expenses	45.1	58.5	46.6	60.2

Income from operations	25.5	8.2	23.4	6.4
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.1)	(2.5)	(0.4)	(2.8)
Other income (expenses), net	0.0	0.2	0.5	0.1

Income before provision for income taxes	25.5	6.0	23.6	3.8
Income tax provision	10.4	6.8	9.6	4.3

Net income(loss)	15.1%	(0.8%)	14.0%	(0.5%)

Comparison of quarters ended June 30, 2004 and 2003

Revenue

Second quarter of 2004 total revenue of $35.5 million increased by $5.7 million, or 19.1%, compared with $29.8 million in the comparable period in 2003. The increase was due to growth in services and license fees to new and existing customers. Also contributing to the growth were increases in maintenance revenue resulting from new maintenance contracts associated with the new license agreements and subscription revenue associated with our subscription offerings.

License fees

Revenue from license fees is derived from the sale of our software products, typically under a perpetual license agreement. Revenue from license fees of $7.3 million in the second quarter of 2004 increased by $1.6 million, or 28.1%, compared with $5.7 million for the second quarter 2003. These amounts represented 20.6% and 19.1% of total revenue for the second quarter of 2004 and 2003, respectively. The increase in license fees in the three months ended June 30, 2004 was attributable to $0.9 million of product sales to new customers and $0.7 million of product sales to our installed customer base. The prices charged for our license fees have remained unchanged for this period. New software products introduced in the second quarter of 2004 include Blackbaud Analytics Research Center, which links to The Raiser’s Edge and gives the customer a holistic view of each donor, and a significantly updated version of The Education Edge, a comprehensive student information system.

Services

Revenue for services includes fees received from customers for consulting, installation, implementation, donor prospect research and data modeling services and customer training. Second quarter revenue from services of $11.1 million in 2004 increased by $2.5 million, or 29.1%, compared with $8.6 million in the 2003 quarter. These amounts represented 31.3% and 28.9% of total revenue for the second quarter of 2004 and 2003, respectively. This increase in services revenue is attributable to an increase in sales of consulting, installation, implementation, donor prospect research and data modeling services and customer training. In the second quarter of 2004, sales of these services to new customers increased 27.2% and sales to existing customers decreased 7.2% compared with the second quarter of 2003. The rates charged for our service offerings have remained relatively constant over this time period and, as such, the increases resulted from an increase in volume of services provided. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. These services accounted for $6.1 million and $4.5 million in the second quarter of 2004 and 2003, respectively, representing 55.0% and 52.3% of total services revenue for those quarters. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, the end product of which enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical tools. These services accounted for $1.4 million and $0.8 million in the second quarter of 2004 and 2003, respectively, and represented 12.6% and 9.3% of total services revenue for those quarters. Also contributing to this increase was customer training revenue of $3.6 million in the second quarter of 2004 and $3.3 million in the second quarter of 2003, representing 32.4% and 38.4%, respectively, of total services revenue for those quarters.

Maintenance and subscriptions

Revenue from maintenance and subscriptions is predominantly comprised of annual fees derived from new maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products, and online, telephone and email support. Also included is revenue derived from our subscription-based services, principally hosted fundraising software solutions and certain data services. Maintenance and subscriptions revenue of $16.2 million in the second quarter of 2004 increased by $1.8 million, or 12.5%, compared with $14.4 million in the second quarter of 2003. These amounts represented 45.6% and 48.3% of our total revenue for the second quarter of 2004 and 2003, respectively. The increase in maintenance and subscription revenue in the second quarter of 2004 over the second quarter of 2003 of $1.8 million is comprised of $1.7 million from new maintenance contracts associated with new license agreements, $0.3 million of incremental subscriptions and $0.2 million from inflationary rate increases, offset by $0.4 million of maintenance contracts that were not renewed.

Other revenue

Other revenue includes revenue from the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expense, primarily incurred during the performance of services at customer locations; user conferences; and the sale of computer-based training modules. Other revenue of $1.0 million in the second quarter of 2004 decreased by $0.1 million, or 9.1%, compared with $1.1 million in the second quarter of 2003. These amounts represented 2.8% of total revenue for the second quarter of 2004 and 3.7% of total revenue for the second quarter of 2003. The decrease in other revenue is due to the decrease in sales of computer-based training modules in favor of web-based training offerings sold as subscriptions.

Cost of revenue

Cost of license fees

Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $1.0 million for the second quarter of 2004 increased by $0.1 million, or 11.1%, compared with $0.9 million in the second quarter of 2003. These amounts represented 13.7% and 15.8% of license fee revenue in the second quarter of 2004 and 2003, respectively. The increase in absolute dollars in the second quarter of 2004 over the second quarter of 2003 was due to higher software sales volume and higher variable proprietary software costs relating thereto. Year over year the proprietary software costs have remained constant at 7% of license fees. However, the variable reseller commissions as a percentage of license fees have declined proportionately with license fees generated by the variable resellers, thus improving margins.

Cost of services

Cost of services is principally comprised of direct controllable costs, which include salary and benefits, third-party contractor expenses, data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense, stock option compensation and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. Cost of services of $5.8 million in the second quarter of 2004 increased $0.6 million, or 11.5%, compared with $5.2 million in the second quarter of 2003. These amounts represented 52.3% and 60.5% of total services revenue in the second quarter of 2004 and 2003, respectively. Expenses associated with headcount increases were the primary driver of the increase in the cost to provide service revenue. The margin improvement is the result of lower regional training classroom rental expense of $0.2 million as well as the decrease in stock option compensation expense component of cost of services from $0.8 million in the 2003 period to $0.3 million in the comparable period in 2004.

Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock option compensation. For a tabular presentation of these costs, see note 10 of the Notes to the unaudited consolidated financial statements.

Cost of revenue in providing consulting, installation, and implementation services was $3.0 million and $2.1 million for the second quarter of 2004 and 2003, respectively. These amounts represent 48.8% and 46.7% of related revenue in the second quarter of 2004 and 2003, respectively. The expense increase and slight margin compression was related to headcount growth of 19% and the resulting higher human resource costs as we hire and train employees to meet the increased demand for consulting services.

Cost of revenue in providing donor prospect research and data-modeling services was $0.6 million and $0.5 million in the second quarter of 2004 and 2003, respectively, representing 42.1% and 54.2% of related revenue for the second quarter of 2004 and 2003, respectively. Higher data related expenses of $0.1 million are responsible for the quarter over quarter increase while improved efficiencies resulted in year over year margin improvement.

Cost of revenue in providing customer training and education was $1.2 million in both the second quarter of 2004 and the second quarter of 2003, representing 32.0% and 35.1% of related revenue in the second quarter of 2004 and 2003, respectively. Higher costs associated with headcount growth were offset with lower regional training classroom costs and lower costs associated with promotions offered to clients attending training at our headquarters location in Charleston.

Cost of maintenance and subscriptions

Cost of maintenance and subscriptions is primarily comprised of salary and benefits, including non-cash stock-based compensation charges; third-party contractor expenses; data expenses; an allocation of our facilities and depreciation expenses; and other costs incurred in providing support and services to our customers. Cost of maintenance and subscriptions of $2.7 million in the second quarter of 2004 decreased $0.3 million, or 10.0%, compared with $3.0 million in the second quarter of 2003. These amounts represented 16.7% and 20.8% of related revenue in the second quarter of 2004 and 2003, respectively. The reduction in expenses is principally due to costs in 2003 associated with our attempts to develop a subscription-based patron management business. These costs did not recur in the second quarter of 2004. Additionally, the margin increased as a result of operational efficiencies.

Cost of other revenue

Cost of other revenue includes salaries and benefits, costs of business forms, reimbursable expense relating to the performance of services at customer locations, and an allocation of facilities and depreciation expenses. Cost of other revenue of $0.9 million remained constant for the second quarter of 2004 compared to the second quarter of 2003. This amount represented 90.0% and 81.8% of its related revenue in the second quarter of 2004 and 2003, respectively.

Operating expenses

Sales and marketing

Sales and marketing expenses include salaries and related human resource costs of our sales and marketing organizations, travel and entertainment expenses, sales commissions, advertising and marketing materials, public relations and an allocation of facilities and depreciation expenses. Sales and marketing costs of $7.3 million in the second quarter of 2004 increased by $1.8 million, or 32.7%, compared with $5.5 million in the second quarter of 2003. These amounts exclude $0.2 million and $0.4 million of stock option compensation in the second quarter of 2004 and 2003, respectively, which is recorded as a separate item in total operating expenses. Sales and marketing expenses represented 20.6% and 18.5% of total revenue in the second quarter of 2004 and 2003, respectively. The increase is principally comprised of a $1.0 million increase as a result of a focused effort to increase the size and skill set of our enterprise sales force and $0.6 million of higher commissions related to our revenue performance.

Research and development

Research and development expenses included salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $4.4 million in the second quarter of 2004 increased $0.8 million, or 22.2%, compared with $3.6 million in the second quarter of 2003. These amounts exclude $0.1 million and $0.6 million of stock option compensation in the second quarter of 2004 and 2003, respectively. Research and development expenses represented 12.4% and 12.1% of total revenue in the second quarter of 2004 and 2003, respectively. The expense increase was due to $0.5 million of salary and related human resource costs from growth in the number of research and development staff and $0.3 million of new development work performed by offshore contractors.

General and administrative

General and administrative expenses consisted primarily of salaries and related human resource costs for general corporate functions, including finance, accounting, legal, human resources, facilities and corporate development; third-party professional fees; insurance; and other administrative expenses. General and administrative expenses of $3.1 million in the second quarter of 2004 increased $0.6 million, or 24.0%, compared with $2.5 million in the second quarter of 2003. This amount excludes $0.2 million and $4.8 million of stock option compensation in the second quarter of 2004 and 2003, respectively. General administrative expenses represented 8.7% and 8.4% of total revenue in the second quarter of 2004 and 2003, respectively. Cost increases are principally due to increased human resource costs associated with additional headcount in our recruiting function.

Stock option compensation

Stock option compensation, included in operating expenses, represents the charge taken for the difference between the estimated fair value of our common stock and the exercise price of the stock option grants to personnel in sales and marketing, research and development, and general and administrative functions. We have separately disclosed stock option compensation throughout this discussion and in our financial statements and we have shown a reconciliation of stock option compensation as it relates to sales and marketing, research and development, and general and administrative expenses on the statement of operations because in managing our operations we believe these costs significantly affect our ability to better understand and manage other operating expenses and cash needs. We are amortizing the deferred compensation costs over the vesting periods of the applicable options using the accelerated method as prescribed in FIN No. 28. Stock option compensation of $0.5 million in the second quarter of 2004 decreased $5.3 million, or 91.4%, compared with $5.8 million in the second quarter of 2003. This decrease results from the absence of an increase in the fair market value of our stock from the first quarter of 2004 to the second quarter of 2004 compared to the estimated 20% increase from the first quarter of 2003 to the second quarter of 2003.

Costs of initial public offering

The costs of our initial public offering, which were $0.7 million in the second quarter of 2004, include professional fees such as attorney and accountant fees, printing costs and filing fees.

Interest expense

Interest expense was reduced to a negligible amount in the second quarter of 2004 from $0.8 million in the second quarter of 2003. The decrease in interest expense was directly related to repayment of debt.

Other (expense) income

Other (expense) income consists of foreign exchange gains or losses and miscellaneous non-operating income and expense items. Other (expense) income was a negligible amount in the second quarter of 2004 compared to $0.1 million in the second quarter of 2003. The reduction is due primarily to the decrease in foreign exchange transaction losses in the second quarter of 2004 compared to the second quarter of 2003.

Income tax provision

Our effective tax rate has changed to 41.0% in the second quarter of 2004 compared with 113.8% in the second quarter 2003. In 2003, the unusual rate was attributable principally to permanent differences resulting from the portion of stock option compensation associated with incentive stock options. The stock option compensation charge associated with incentive stock options was substantially lower in the second quarter of 2004 compared with the second quarter of 2003. We expect that our effective tax rate will be less significantly impacted by these matters in the future.

Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our deferred tax assets and liabilities are recorded at an expectation that our deductible and taxable temporary differences will reverse over a period of years during which we will have average annual taxable income not exceeding $10.0 million per year. If our results of operations improve in the future, such that our average annual taxable income will be expected to exceed $10.0 million, we will record our deferred tax assets and liabilities at an amount reflecting an average expected U.S. Federal income tax rate of up to 35%, consistent with the corresponding expectation of higher taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

Comparison of the six months ended June 30, 2004 and 2003

Revenue

Total revenue of $66.8 million for the six months ended June 30, 2004 increased by $9.7 million, or 17.0%, compared with $57.1 million for the six months ended June 30, 2003. The increase was the result of increases in sales of services and license fees from the sale of software to new and existing customers. Also contributing to the growth were increases in maintenance revenue resulting from new maintenance contracts associated with the new license agreements and subscription revenue associated with expanded subscription offerings.

License fees

Revenue from license fees is derived from the sale of our software products, typically under a perpetual license agreement. Revenue from license fees of $12.4 million in the six months ended June 30, 2004 increased by $2.2 million, or 21.6%, compared with $10.2 million in the six months ended June 30, 2003. These amounts represented 18.6% and 17.9% of total revenue for the six months ended June 30, 2004 and 2003, respectively. The increase in license fees in the six months ended June 30, 2004 was attributable to $1.3 million of product sales to our installed customer base and $0.9 million of product sales to new customers. The prices charged for our license fees have remained unchanged for this period. New software products introduced in the second quarter of 2004 include Blackbaud Analytics Research Center, which links to The Raiser’s Edge and gives the customer a holistic view of each donor, and a significantly updated version of The Education Edge, a comprehensive student information system.

Services

Revenue for services includes fees received from customers for consulting, installation, implementation, donor prospect research and data modeling services and customer training. Revenue from services of $20.6 million for the six-month period ended June 30, 2004 increased by $4.2 million, or 25.6%, compared with $16.4 million for the six-month period ended June 30, 2003. These amounts represented 30.8% and 28.7% of total revenue for the six-month period ended June 30, 2004 and 2003, respectively. This increase in services revenue is attributable to an increase in sales of consulting, installation, implementation, donor prospect research and data modeling services and customer training. In the six months ended June 30, 2004, sales of these services to new and existing customers increased 19% and 16%, respectively, compared to the six months ended June 30, 2003. The rates charged for our service offering have remained relatively constant over this time period and, as such, the increases resulted from an increase in volume of services provided. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. These services accounted for $11.2 million and $8.1 million, in the six months ended June 30, 2004 and 2003, respectively, representing 54.4% and 49.4% of total services revenue in those quarters. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, the end product of which enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical tools. These services accounted for $2.4 million and $1.7 million in the six months ended June 30, 2004 and 2003, respectively, and represented 11.6% and 10.4% of total services revenue for those six-month periods. Also contributing to this increase was customer training revenue of $7.0 million and $6.6 million in the six-month periods ended June 30, 2004 and 2003, respectively, representing 34.0% and 40.2%, respectively, of total services revenue.

Maintenance and subscriptions

Revenue from maintenance and subscriptions is predominantly comprised of annual fees derived from new maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products, and online, telephone and email support. Also included is revenue derived from our subscription-based services, principally hosted fundraising software solutions and certain data services. Maintenance and subscriptions revenue of $31.9 million in the six-month period ended June 30, 2004 increased by $3.4 million, or 11.9%, compared with $28.5 million in the six-month period ended June 30, 2003. These amounts represented 47.8% and 49.9% of our total revenue for the six-month periods ended June 30, 2004 and 2003, respectively. The increase in maintenance and subscription revenue for the six months ended June 30, 2004, over the same period in 2003, of $3.4 million is comprised of $3.1 million from new maintenance contracts associated with new license agreements, $0.5 million of incremental subscriptions and $0.5 million from inflationary rate increases, offset by $0.7 million of maintenance contracts that were not renewed.

Other revenue

Other revenue includes revenue from the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expense, primarily incurred during the performance of services at customer locations; user conferences; and the sale of computer-based training modules. Other revenue of $1.9 million in the six-month period ended June 30, 2004 decreased by $0.2 million, or 9.5% compared with $2.1 million in the six-month period ended June 30, 2003. These amounts represented 2.8% and 3.7% of total revenue for the six-month periods ended June 30, 2004 and 2003, respectively. The decrease in other revenue is due to the decrease in sales of computer-based training modules in favor of web-based training offerings sold as subscriptions.

Cost of revenue

Cost of license fees

Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $1.7 million in the six-month period ended June 30, 2004 increased by $0.2 million, or 13.3%, compared with $1.5 million in the six-month period ended June 30, 2003. These amounts represented 13.6% and 14.3% of license fee revenue in the six-month period ended June 30, 2004 and 2003, respectively. The increase in the six-month period ended June 30, 2004 over the six-month period ended June 30, 2003 was due to increases in variable commissions paid to resellers of The Financial Edge as a result of increased sales of this product. Also contributing to the increased cost of license fees was the increased cost of proprietary software which varies with sales volume.

Cost of services

Cost of services is primarily comprised of direct controllable costs, which include salary and benefits, third-party contractor expenses, data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense, stock option compensation and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. Cost of services of $11.2 million in the six-month period ended June 30, 2004 increased $1.1 million, or 10.9%, compared with $10.1 million in the six-month period ended June 30, 2003. These amounts represented 54.4% and 61.6% of total services revenue in the six month period ended June 30, 2004 and 2003, respectively. Expenses associated with headcount increases were the primary driver of the increase in the cost to provide service revenue. The margin improvement is primarily the result of the decrease in stock option compensation expense component of cost of services from $1.4 million in the 2003 period to $0.6 million in comparable period in 2004.

Further analysis of cost of services is provided below; however the costs presented are before the inclusion of various allocable corporate costs and stock option compensation. For a tabular presentation of these costs, see note 10 of the Notes to the unaudited consolidated financial statements.

Cost of revenue in providing consulting, installation, and implementation services was $5.6 million and $4.3 million for the six-month period ended June 30, 2004 and 2003, respectively. These amounts represent 50.3% and 53.4% of related revenue in the six-month periods ended June 30, 2004 and 2003, respectively. The expense increase was related to headcount growth and the resulting higher human resource costs; however, the margin increased as a result of higher staff utilization and operational efficiencies.

Cost of revenue in providing donor prospect research and data modeling services was $1.0 million and $0.7 million in the six month periods ended June 30, 2004 and 2003, respectively, representing 41.5% and 41.2% of related revenue for the six-month periods ended June 30, 2004 and 2003, respectively. Higher data related expenses of $0.2 million are primarily responsible for the year over year increase.

Cost of revenue in providing customer training and education was $2.3 million in both six-month periods ended June 30, 2004 and 2003, representing 33.2% and 34.1% of related revenue in the six-month periods ended June 30, 2004 and 2003, respectively.

Cost of maintenance and subscriptions

Cost of maintenance and subscriptions is primarily comprised of salary and benefits, including non-cash stock-based compensation charges; third-party contractor expenses; data expenses; an allocation of our facilities and depreciation expenses; and other costs incurred in providing support and services to our customers. Cost of maintenance and subscriptions of $5.4 million in the six-month period ended June 30, 2004 decreased $0.4 million, or 6.9%, compared with $5.8 million in the six-month period ended June 30, 2003. These amounts represented 16.9% and 20.4% of related revenue in the six-month periods ended June 30, 2004 and 2003, respectively. The reduction in expenses is principally due to costs in 2003 associated with our attempts to develop a subscription-based patron management business. These costs did not recur in the second quarter of 2004. Additionally, the margin increased as a result of operational efficiencies.

Cost of other revenue

Cost of other revenue includes salaries and benefits, costs of business forms, reimbursable expense relating to the performance of services at customer locations, and an allocation of facilities and depreciation expenses. Cost of other revenue of $1.8 million in the six-month period ended June 30, 2004 increased by $0.1 million, or 5.9%, compared with $1.7 million in the six-month period ended June 30, 2003. These amounts represented 92.1% and

81.1% of its related revenue in the six-month periods ended June 30, 2004 and 2003, respectively. The primary factor for increased costs in 2004 was the higher cost of our business forms compared to the same period in 2003.

Operating expenses

Sales and marketing

Sales and marketing expenses include salaries and related human resource costs of our sales and marketing organizations, travel and entertainment expenses, sales commissions, advertising and marketing materials, public relations and an allocation of facilities and depreciation expenses. Sales and marketing costs of $13.7 million in the six-month period ended June 30, 2004 increased by $3.2 million, or 30.5%, compared with $10.5 million in the six-month period ended June 30, 2003. These amounts exclude $0.5 million and $0.7 million of stock option compensation in the six-month periods ended June 30, 2004 and 2003, respectively, which is recorded as a separate item in total operating expenses. Sales and marketing expenses represented 20.4% and 18.4% of total revenue in the six-month periods ended June 30, 2004 and 2003, respectively. The increase is principally comprised of commissions of $1.1 million associated with increases in revenue and costs of increased headcount of $1.6 million as a result of a focused effort to increase the size and skill set of our enterprise sales force. Also contributing to the increase was $0.3 million in travel expenses.

Research and development

Research and development expenses included salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $8.7 million in the six-month period ended June 30, 2004 increased $1.5 million, or 20.8%, compared with $7.2 million in the six-month period ended June 30, 2003. These amounts exclude $0.3 million and $1.0 million of stock option compensation in the six-month periods ended June 30, 2004 and 2003, respectively. Research and development expenses represented 13.0% and 12.6% of total revenue in the six-month periods ended June 30, 2004 and 2003, respectively. The expense increase was due to $0.6 million of new development work performed by offshore contractors and $0.9 million of salary and related human resource costs from growth in the number of research and development staff.

General and administrative

General and administrative expenses consisted primarily of salaries and related human resource costs for general corporate functions, including finance, accounting, legal, human resources, facilities and corporate development; third-party professional fees; insurance; and other administrative expenses. General and administrative expenses of $5.9 million in the six-month period ended June 30, 2004 increased $0.5 million, or 9.3%, compared with $5.4 million in the six-month period ended June 30, 2003. This amount excludes $0.4 million and $9.5 million of stock option compensation in the six-month periods ended June 30, 2004 and 2003, respectively. General administrative expenses represented 8.8% and 9.4% of total revenue in the six-month periods ended June 30, 2004 and 2003, respectively. The increase in general and administrative expenses is the result of higher headcount.

Stock option compensation

Stock option compensation, included in operating expenses, represents the charge taken for the difference between the estimated fair value of our common stock and the exercise price of the stock option grants to personnel in sales and marketing, research and development, and general and administrative functions. We have separately disclosed stock option compensation throughout this discussion and in our financial statements and we have shown a reconciliation of stock option compensation as it relates to sales and marketing, research and development, and general and administrative expenses on the statement of operations because, in managing our operations, we believe these costs significantly affect our ability to better understand and manage other operating expenses and cash needs. We are amortizing the deferred compensation costs over the vesting periods of the applicable options using the accelerated method as prescribed in FIN 28. Stock option compensation of $1.2 million in the six-month period ended June 30, 2004 decreased $10.0 million, or 89.3%, compared with $11.2 million in the comparable period in 2003. This decrease results from the absence of an increase in the fair market value of our stock from the fourth quarter of 2003 to the second quarter of 2004 compared to the estimated 50% increase from the fourth quarter of 2002 to the second quarter of 2003.

Costs of initial public offering

The $1.7 million in costs of our initial public offering include professional fees such as attorney and accountant fees, printing costs and filing fees.

Interest expense

Interest expense of $0.3 million in the six-month period ended June 30, 2004 decreased $1.3 million, or 81.3%, compared with $1.6 million in the six-month period ended June 30, 2003, representing 0.4% and 2.8% of total revenue in the six-month periods ended June 30, 2004 and 2003, respectively. The decrease in interest expense was principally due to repayment of debt.

Other (expense) income

Other (expense) income consists of foreign exchange gains or losses and miscellaneous non-operating income and expense items. Other (expense) income increased $0.2 million to $0.3 million in the six-month period ended June 30, 2004 from $0.1 million in the six-month period ended June 30, 2003. The settlement of a dollar-denominated debt by our foreign operations during 2004 generated the increase.

Income tax provision

Our effective tax rate has changed to 40.9% in the six-month period ended June 30, 2004 compared to 113.7% in the six-month period ended June 30, 2003. In 2003, the unusual rate was attributable principally to permanent differences resulting from the portion of stock option compensation associated with incentive stock options. The stock option compensation charge associated with incentive stock options was substantially lower in 2004 compared with 2003. We expect that our effective tax rate will be less significantly impacted by these matters in the future.

Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our deferred tax assets and liabilities are recorded at an expectation that our deductible and taxable temporary differences will reverse over a period of years during which we will have average annual taxable income not exceeding $10.0 million per year. If our results of operations improve in the future, such that our average annual taxable income will be expected to exceed $10.0 million, we will record our deferred tax assets and liabilities at an amount reflecting an average expected U.S. Federal income tax rate of up to 35%, consistent with the corresponding expectation of higher taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

Liquidity and capital resources

At June 30, 2004, cash and cash equivalents totaled $16.9 million, compared to $6.7 million at December 31, 2003 and $12.7 million at June 30, 2003. The increase in cash and cash equivalents in the first six months of 2004 is principally the result of cash generated from operations of $16.3 million reduced by $1.3 million in capital spending and $5.1 million in principal payments on debt and capital leases.

In June 2004, the Company entered into a commitment letter for a new $30.0 million revolving credit facility which the Company anticipates will replace its previously existing $15.0 million revolving credit facility that was canceled in July 2004. Amounts borrowed under the new $30 million revolving credit facility will bear interest, at the Company’s option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on the Company’s consolidated leverage ratio. Amounts outstanding under the new facility will not be secured by a lien on the Company’s assets, but will be guaranteed by the Company’s operating subsidiary and the facility will be subject to standard covenants.

Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance and support agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate to finance our operations and anticipated capital expenditures for the foreseeable future.

Operating cash flow

Net cash provided by operating activities of $16.3 million for the six months ended June 30, 2004 increased by $4.2 million compared with $12.1 million for the six months ended June 30, 2003. The increase resulted from increased net income of $9.6 million offset by a decrease in non-cash charges of $8.7 million, principally stock option compensation. We benefited from an improvement of $0.9 million to cash flow from the impact of accounts receivable, net of increases to deferred revenue and an increase of $2.3 million in trade accounts payable, accrued expenses and accrued liabilities due to timing of payments to our vendors.

Investing cash flow

Net cash used in investing activities for the first six months of 2004 was $1.3 million. This amount principally represents the purchase of property and equipment.

Financing cash flow

Net cash used in financing activities in the first six months of 2004 was $4.6 million which was comprised of the final $5.1 million debt principal payments and capital leases, offset by proceeds from the issuance of common stock associated with the exercise of stock options.

Commitments and contingencies

As of June 30, 2004, we had no outstanding debt having repaid in the first quarter of 2004 the last $5.0 million under the term loan related to the October 1999 recapitalization.

At June 30, 2004 we had future minimum lease commitments of $27.5 million. These commitments have been reduced by the future minimum lease commitments under various sublease agreements extended through 2007. The future minimum lease commitments as of June 30, 2004 were as follows (amounts in thousands):

	Payments due by period
	2004	2005-2006	2007-2008	2009 and after	Totals
Operating leases	$2,050	$8,506	$9,013	$7,931	$27,500
Capital leases	76	44	—	—	120

In addition, we have a commitment of $200,000 payable annually through 2009 for certain naming rights with an entity owned by a minority shareholder, as of June 30, 2004, and as of that date we had incurred expense of $100,000 under this agreement.

Foreign currency exchange rates

Approximately 15.9 % of our total net revenue for the six months ended June 30, 2004 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. Accumulated currency translation adjustment recorded, as a separate component of shareholders’ equity was $0.3 million at June 30, 2004.

The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars and contracts entered into by our U.K. subsidiary are generally denominated in pounds sterling. In recent years, the U.S. dollar has weakened against many non-U.S. currencies, including the British pound. During this period, our revenues generated in the United Kingdom have increased. Though we do not believe our increased exposure to currency exchange rates have had a material impact on our results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

Statements contained in this Form 10-Q which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: continued success in sales growth; adoption of our products and services by nonprofits; uncertainty regarding increased business and renewals from existing customers; risk associated with product concentration; lengthy sales and implementation cycles; economic conditions and seasonality; competition; risks associated with management of growth; risks associated with acquisitions; technological changes that make our products and services less competitive; the ability to attract and retain key personnel; and the other risk factors set forth from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Due to the nature of our short-term investments and our lack of material debt, we have concluded that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required. For further discussion, see the “Foreign currency exchange rates” section beginning on page 24.

Item 4. Controls and Procedures

     (a) Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

     (b) No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (a) As of July 16, 2004, we changed our state of incorporation from South Carolina to Delaware. The reincorporation was approved by the holders of a majority of our outstanding shares of common stock, voting in person or by proxy, at a Special Meeting of Shareholders held on April 5, 2004. The reincorporation was effected by merging our predecessor, Blackbaud, Inc., a South Carolina corporation (“Blackbaud-SC”), with into us (the “Merger”). We were the surviving corporation in the Merger. Pursuant to the Merger, each share of common stock of the Blackbaud-SC was automatically converted into one share of our common stock, $0.001 par value per share.

The following is a brief summary of the material differences between the rights of shareholders prior to the reincorporation and the rights they have as stockholders of our Delaware corporation. This summary is not intended to be a complete discussion of those material differences, and it is qualified in its entirety by reference to applicable Delaware and South Carolina law.

Amending Certificate of Incorporation or Bylaws. Delaware law permits the implementation of provisions in a corporation’s certificate of incorporation or bylaws that alter some of the rights of stockholders and the powers of management of a Delaware company. Some changes could be implemented without stockholder approval. In addition, under South Carolina law, articles of incorporation may only be amended by the vote of two-thirds of the outstanding shares entitled to vote. Under Delaware law, on the other hand, only a majority of the shares entitled to vote are required to approve amendments to the certificate of incorporation.

Board of Directors. A classified board is one to which a certain number, but not all, of the directors are elected on a rotating basis each year. Neither the Articles of Incorporation nor Bylaws of Blackbaud-SC provides for a classified board. Our Certificate of Incorporation and Bylaws provide for a classified Board of Directors consisting of three classes, each with a term of three years, and with the first class of directors’ terms expiring in 2005.

Stockholder Action by Written Consent. In South Carolina, shareholders may only act by written consent if such consent is unanimous. Delaware law allows stockholders to act by a written consent signed by the holders of at least a majority of the outstanding voting shares.

Appraisal Rights. Under both South Carolina and Delaware law, a shareholder of a corporation participating in certain major corporate transactions may, under varying circumstances, be entitled to appraisal rights pursuant to which such shareholder may receive cash in the amount of the fair market value of his or her shares in lieu of the consideration he or she would otherwise receive in the transaction. In South Carolina, appraisal rights are also available for certain amendments to a company’s articles of incorporation. Under Delaware law, appraisal rights are not available (1) with respect to amendments to the certificate of incorporation, (2) with respect to the sale, lease or exchange of all or substantially all of the assets of a corporation, (3) with respect to a merger or consolidation by a corporation the shares of which are either listed on a national securities exchange or market or are held of record by more than 2,000 holders if such stockholders receive in the transaction only shares that are so listed or held of record, plus cash in lieu of fractional shares, or (4) to stockholders of a corporation surviving a merger if no vote of the stockholders of the surviving corporation is required to approve the merger because the merger agreement does not amend the existing certificate of incorporation, each share of the surviving corporation outstanding prior to the merger is an identical outstanding or treasury share after the merger, and the number of shares to be issued in the merger does not exceed 20% of the shares of the surviving corporation outstanding immediately prior to the merger and if certain other conditions are met.

     (c) From April 1, 2004 until June 30, 2004, we issued an aggregate of 100,235 shares of common stock upon exercise of stock options.

     (d) In connection with our initial public offering of our common stock for which trading began on July 22, 2004, all shares were sold by our stockholders, and we received no proceeds from the offering.

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders of our predecessor, Blackbaud, Inc, a South Carolina corporation, was held on April 5, 2004. The following is a brief description of each matter voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(a)	The shareholders elected the following directors to serve for the ensuing year and until their successors are elected:

	FOR	WITHHELD
Paul V. Barber	67,084,239	807,878
Marco W. Hellman	67,084,239	807,878
Dr. Sandra R. Hernandez	67,084,239	807,878
Andrew M. Leitch	67,084,239	807,878
Larry E. Robbins	67,084,239	807,878
Robert J. Sywolski	67,084,239	807,878
David R. Tunnell	67,084,239	807,878

(b)	The shareholders approved the reincorporation of Blackbaud, Inc., a South Carolina corporation, from the State of South Carolina to the State of Delaware pursuant to an Agreement and Plan of Merger and Reincorporation, pursuant to which Blackbaud, Inc., a Delaware corporation, was the surviving corporation.

FOR	AGAINST	ABSTAIN

67,084,239	-0-	807,878

(c)	The shareholders approved the Blackbaud, Inc. 2004 Stock Plan.

FOR	AGAINST	ABSTAIN

67,084,239	-0-	807,878

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: August 16, 2004	By:	/s/	Robert J. Sywolski

Robert J. Sywolski
President and Chief Executive Officer

Date: August 16, 2004	By:	/s/	Timothy V. Williams

Timothy V. Williams
Vice President and Chief Financial Officer