Form 10-Q
period 2004-09-30
BLACKBAUD INC
filed 2004-11-12
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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
YES ☒      NO ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☒

     The number of shares of the Registrant’s Common Stock outstanding as of November 12, 2004 was 42,542,700.

BLACKBAUD, INC.

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKBAUD, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$33,382	$6,708
Accounts receivable, net of allowance of $1,531 and $1,222, respectively	16,921	14,518
Prepaid expenses and other current assets	3,049	2,713
Deferred tax asset, current portion	1,035	1,799

Total current assets	54,387	25,738
Property and equipment, net	6,354	6,621
Deferred tax asset	80,175	86,966
Goodwill	1,471	1,386
Deferred financing fees, net	161	156
Other assets	37	99

Total assets	$142,585	$120,966

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$2,362	$2,590
Current portion of long-term debt and capital lease obligations	81	142
Accrued expenses and other current liabilities	12,096	9,659
Deferred revenue	51,727	43,673

Total current liabilities	66,266	56,064
Long-term debt and capital lease obligations	—	5,044

Total liabilities	66,266	61,108

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value and no par value; 180,000,000 and 95,000,000 shares authorized, 42,542,700 and 42,408,872 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	43	41,613
Additional paid-in capital	38,056	—
Deferred compensation	(1,405)	(4,795)
Accumulated other comprehensive income	176	518
Retained earnings	39,449	22,522

Total stockholders’ equity	76,319	59,858

Total liabilities and stockholders’ equity	$142,585	$120,966

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue
License fees	$6,244	$5,252	$18,614	$15,427
Services	12,062	9,515	32,678	25,888
Maintenance and subscriptions	16,956	14,782	48,886	43,271
Other revenue	921	795	2,849	2,906

Total revenue	36,183	30,344	103,027	87,492

Cost of revenue
Cost of license fees	1,053	653	2,733	2,110
Cost of services (of which ($1,211), $892, ($644) and $2,291 in the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003, respectively, was stock option compensation (benefit) expense)	4,795	5,255	15,988	15,347
Cost of maintenance and subscriptions (of which ($168), $135, ($106) and $344 in the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003, respectively, was stock option compensation (benefit) expense	2,466	3,225	7,864	9,031
Cost of other revenue	802	843	2,577	2,556

Total cost of revenue	9,116	9,976	29,162	29,044

Gross Profit	27,067	20,368	73,865	58,448

Operating Expenses
Sales and marketing	6,993	5,454	20,646	15,991
Research and development	4,541	4,302	13,245	11,506
General and administrative	3,181	2,690	9,093	8,042
Amortization	—	667	32	800
Costs of initial public offering	805	—	2,455	—
Stock option compensation (benefit) expense	(1,138)	6,112	55	17,326

Total operating expenses	14,382	19,225	45,526	53,665

Income from operations	12,685	1,143	28,339	4,783
Interest income	79	22	133	70
Interest expense	(18)	(594)	(268)	(2,216)
Other (expense) income, net	(4)	(198)	342	(100)

Income before provision for income taxes	12,742	373	28,546	2,537
Income tax provision	5,155	425	11,619	2,886

Net income (loss)	$7,587	$(52)	$16,927	$(349)

Earnings (loss) per share
Basic	$0.18	$(0.00)	$0.40	$(0.01)
Diluted	$0.16	$(0.00)	$0.36	$(0.01)
Common shares and equivalents outstanding
Basic weighted average shares	42,536,961	42,408,873	42,480,059	42,391,299
Diluted weighted average shares	46,515,156	42,408,873	46,466,986	42,391,299

Summary of stock option compensation (benefit) expense
Cost of services	$(1,211)	$892	$(644)	$2,291
Cost of maintenance and subscription revenue	(168)	135	(106)	344

Total cost of revenue	(1,379)	1,027	(750)	2,635
Sales and marketing	(670)	490	(194)	1,201
Research and development	(833)	623	(517)	1,639
General and administrative	365	4,999	766	14,486

Total operating expense	(1,138)	6,112	55	17,326

Total stock option compensation (benefit) expense	$(2,517)	$7,139	$(695)	$19,961

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months ended September 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$16,927	$(349)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,889	2,197
Amortization of intangibles	32	800
Stock option compensation (benefit) expense	(695)	19,961
Amortization of deferred financing fees	156	702
Deferred taxes	7,555	283
Changes in assets and liabilities, net of acquisition
Accounts receivable	(2,365)	(166)
Prepaid expenses and other assets	(267)	(1,165)
Trade accounts payable	(230)	(1,012)
Accrued expenses and other current liabilities	2,353	1,493
Deferred revenue	8,040	4,302

Total adjustments	16,468	27,395

Net cash provided by operating activities	33,395	27,046

Cash flows from investing activities
Purchase of property and equipment	(1,616)	(1,837)
Purchase of net assets of acquired company	(97)	(894)

Net cash used in investing activities	(1,713)	(2,731)

Cash flows from financing activities
Repayments on long-term debt and capital lease obligations	(5,105)	(34,280)
Proceeds from exercise of stock options	642	233
Payment of deferred financing fees	(161)	—

Net cash used in financing activities	(4,624)	(34,047)

Effect of exchange rate on cash and cash equivalents	(384)	495

Net increase (decrease) in cash and cash equivalents	26,674	(9,237)
Cash and cash equivalents, beginning of period	6,708	18,703

Cash and cash equivalents, end of period	$33,382	$9,466

Noncash activities
Change in fair value of derivative instruments	$—	$332

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

2. Initial Public Offering

The SEC declared the Company’s registration statement effective on July 22, 2004, which the Company filed on Form S-1 (Registration No. 333-112978) under the Securities Act of 1933 in connection with the initial public offering of its common stock. The Company sold, for the benefit of selling shareholders, an aggregate of 9,313,596 shares under this registration statement, including 1,214,817 shares subject to the underwriters’ over-allotment option. On July 27, 2004 the Company completed its initial public offering in which it sold, for the benefit of selling stockholders, a total of 8,098,779 shares of common stock for $8.00 per share (before underwriter discounts and commissions), for an aggregate public offering price of $64,790,232. On August 2, 2004, the underwriters exercised their over-allotment option for the purchase of 1,214,817 shares of common stock at $8.00 per share for an additional aggregate public offering price of $9,718,536. All of the shares sold in this offering were sold by selling stockholders and, accordingly, the Company has not received any proceeds from the sale of shares in this offering. Accordingly, the Company has expensed the costs of its initial public offering in its statement of operations, which were $805,000 and $2,455,000 for the three and nine months ended September 30, 2004, respectively. These costs were primarily comprised of printing, legal and accounting fees.

On July 16, 2004, the Company was reincorporated under the laws of the State of Delaware and, accordingly, under its certificate of incorporation effective that date, its authorized stock consists of 180,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

3. Summary of significant accounting policies

Unaudited Interim Financial Statements

The interim consolidated financial statements as of September 30, 2004 and for the quarter and nine months ended September 30, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s registration statement on Form S-1.

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

Revenue recognition

The Company’s revenue is generated primarily by licensing its software products and providing support, training, consulting, technical, hosting and other professional services for those products. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.

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

To the extent that the Company’s customers pay for the above-described services in advance of delivery, the amounts are recorded in deferred revenue.

Deferred compensation and stock-based compensation plans

The Company accounts for stock option compensation based on the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. Certain of the Company’s option grants are accounted for as variable awards under the provisions of APB No. 25. These provisions require the Company to account for these variable awards and record deferred compensation for the difference between the exercise price and the fair market value of the stock at each reporting date. Deferred compensation is amortized using the accelerated method over the vesting period of the related stock option in accordance with FASB Interpretation (“FIN”) No. 28. The Company recognized a net stock option compensation benefit of $2,517,000 and $695,000 for the three and nine month periods ended September 30, 2004, respectively, and stock option compensation expense of $7,139,000 and $19,961,000 related to amortization of deferred compensation during the three and nine month periods ended September 30, 2003, respectively.

The net stock option compensation benefit of $2,517,000 and $695,000 for the three and nine months ended September 30, 2004 is principally the result of adjusting the deferred compensation associated with approximately 3.0 million options to the initial public offering price of $8.00 per share, down from the previously estimated value of $9.60 per share used at the end of the second quarter 2004. Accordingly, in connection with these particular options, the Company recorded a benefit in stock option compensation of $3,646,000, or $0.08 per share on a fully diluted basis for the three months ended September 30, 2004. Because the provisions in these particular grants that require variable accounting expire at an IPO, these options will no longer be subject to variable accounting treatment. The remaining 3.5 million options held by our CEO have been adjusted from $9.60 to our closing stock price of $9.80 at September 30, 2004 and will continue to be accounted for as a variable award until such options are fully exercised. The resulting increase in stock option compensation expense was $775,000, or $0.02 per share on a fully diluted basis for the three months ended September 30, 2004.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard, (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Had compensation cost been determined under the market value method using Black-Scholes valuation principles, net income (loss) would have been adjusted to the following proforma amounts:

(in thousands, except share amounts)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$7,587	$(52)	$16,927	$(349)
Total stock option compensation (benefit) expense, net of related tax effects included in the determination of net income (loss) as reported	(1,861)	5,279	(514)	14,760
Total stock option compensation expense, net of related tax effects that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(1,147)	(3,389)	(3,063)	(9,796)

Pro forma net income	$4,579	$1,838	$13,350	$4,615

Earnings (loss) per share:
Basic, as reported	$0.18	$(0.00)	$0.40	$(0.01)
Basic, pro forma	$0.11	$0.04	$0.31	$0.11
Diluted, as reported	$0.16	$(0.00)	$0.36	$(0.01)
Diluted, pro forma	$0.10	$0.04	$0.29	$0.10

The pro forma amount reflects all options granted. Pro forma compensation cost may not be representative of that expected in future years.

Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Volatility	78.02%	0.00%	78.02%	0.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.68%	3.62%	3.68%	3.62%
Expected option life in years	7.90	7.35	7.90	7.35

Accumulated other comprehensive income

Accumulated other comprehensive income, net of tax, consisted of the following for the three and nine months ended September 30, 2004 and 2003.

	Three months ended		Nine months ended
(in thousands)	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$7,587	$(52)	$16,927	$(349)
Derivative instruments	—	100	—	332
Foreign currency translation	(79)	333	(342)	123

Total comprehensive income	$7,508	$381	$16,585	$106

Income taxes

Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its shareholders to cover the shareholders’ anticipated tax liability. In connection with the recapitalization agreement, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon the conversion and in connection with the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset as a result of the recapitalization agreement. This amount was recorded as a direct increase to equity in the statements of shareholders’ equity. The income tax expense has been computed by applying the Company’s statutory tax rate to pretax income, adjusted for permanent tax differences. The Company has not recorded a valuation allowance as of September 30, 2004 or December 31, 2003, as the Company believes it will be able to utilize all of its deferred tax asset. The ability to utilize the deferred tax asset is dependent upon the Company’s ability to generate taxable income.

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

4. Earnings (loss) per share

The Company computes earnings per common share in accordance with SFAS No. 128, “Earnings Per Share”. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options. Diluted earnings per share for the three and nine months ended September 30, 2004 includes the effect of 3,978,195 and 3,986,927, respectively, potential common share equivalents as they are dilutive. Diluted net loss per share for the three and nine months ended September 30, 2004 and 2003 does not include the effect of 1,547 and 4,606 respectively, potential common share equivalents as they are anti-dilutive. Diluted net loss per share for the three and nine months ended September 30, 2003 does not include the effect of 3,085,542 and 2,447,973, respectively, potential common share equivalents as their impact would be anti-dilutive.

The following table sets forth the computation of basic and fully diluted earnings per share:

(in thousands
except share and
per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$7,587	$(52)	$16,927	$(349)

Denominator:
Weighted average common shares	42,536,961	42,408,873	42,480,059	42,391,299

Add effect of dilutive securities Employee stock options	3,978,195	—	3,986,927	—

Weighted average common shares assuming dilution	46,515,156	42,408,873	46,466,986	42,391,299

Earnings per share:
Basic	$0.18	$(0.00)	$0.40	$(0.01)
Diluted	$0.16	$(0.00)	$0.36	$(0.01)

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2004 and December 31, 2003.

(in thousands)	September 30, 2004	December 31, 2003
Deferred sales commission costs	$712	$804
Prepaid rent	462	467
Prepaid insurance	522	138
Prepaid data costs	118	107
Prepaid real estate commissions	104	107
Prepaid software maintenance and royalties	670	727
Other	461	363

	$3,049	$2,713

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2004 and December 31, 2003.

(in thousands)	September 30, 2004	December 31, 2003
Accrued bonuses	$2,920	$2,990
Accrued cash component of stock option compensation	1,763	1,693
Accrued commissions and salaries	844	1,386
Taxes payable	4,199	2,018
Other	2,370	1,572

	$12,096	$9,659

7. Credit Agreement

On September 30, 2004, the Company closed a new $30.0 million revolving credit facility, which replaces its prior $15.0 million revolving credit facility that was canceled in July 2004. Amounts borrowed under the new $30.0 million revolving credit facility bear interest, at the Company’s option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on the Company’s consolidated leverage ratio. Amounts outstanding under the new facility are not secured by a lien on the Company’s assets, but are guaranteed by the Company’s operating subsidiaries and the facility is subject to certain covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. There were no principal or interest amounts outstanding under the facility as of September 30, 2004. The termination date of the facility is September 30, 2007.

8. Commitments and contingencies

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

The Company has subleased a portion of its headquarters facility under various agreements extending through 2007. Under these agreements, rent expense was reduced by $117,000 and $153,000 for the three months ended September 30, 2004 and 2003, respectively, and $341,000 and $346,000 for the nine months ended September 30, 2004 and 2003, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $504,000, $656,000, $622,000, $475,000 and $128,000 for the years 2004, 2005, 2006, 2007, and 2008, respectively. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $341,000 and $325,000 for the three months ended September 30, 2004 and 2003, respectively, and $852,000 and $804,000 for the nine months ended September 30, 2004 and 2003, respectively.

Other commitments

The Company currently has a commitment of $200,000 payable annually through 2009 for certain naming rights with an entity which is owned by an individual who, prior to our public offering on July 22, 2004, was a minority shareholder of the Company. The Company incurred expense under this agreement of $50,000 for each of the three-month periods ended September 30, 2004 and 2003 and $150,000 for each of the nine-month periods ended September 30, 2004 and 2003.

The Company utilizes third party relationships in conjunction with its products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The Company incurred expense under these arrangements of $110,000 and $87,000 for the three-month periods ended September 30, 2004 and 2003, respectively, and $322,000 and $318,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.

Legal contingencies

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s financial position or results of operations.

9. Income taxes

Income taxes for the three and nine month periods ended September 30, 2004 were calculated using the projected effective tax rate for fiscal 2004 in accordance with SFAS No. 109. The Company estimates that in the fiscal year ending December 31, 2004, it will have an effective tax rate of approximately 41%. The Company’s effective tax rate for the three and nine months ended September 30, 2004 was 40.5% and 40.7%. The Company’s effective tax rate for the three and nine month periods ended September 30, 2003 was 113.8%. The difference from the statutory rate results principally from the non-deductible stock option compensation charge incurred in 2003.

10. Stockholders’ Equity

On June 28, 2004, the Company declared a 1-for-1.6 reverse stock split of its common stock. In connection with the reverse stock split, the number of issued and outstanding shares of Common Stock was decreased to 42,509,107 as of June 28, 2004. The reverse stock split was consummated effective on July 19, 2004 and all share and per share amounts, including options for such shares, included in the accompanying consolidated financial statements have been adjusted to give retroactive effect to the reverse stock split.

Deferred compensation decreased from $4,795,000 at December 31, 2003 to $1,405,000 at September 30, 2004 as a result of (i) a decrease of $4,860,000 resulting from marking approximately 3.0 million options, which are no longer accounted for as variable awards following the occurrence of our initial public offering in July 2004, to the initial public offering price of $8.00 per share, down from the previously estimated value of $9.60 per share used at the end of the second quarter; (ii) an increase of $775,000 resulting from marking approximately 3.5 million options, which are held by our CEO and will continue to be accounted for as a variable award until the grant is fully exercised, from $9.60 to our closing stock price of $9.80 at September 30, 2004; and (iii) an increase of $695,000 resulting from the net amortization of deferred compensation for the nine month period ended September 30, 2004.

11. Segment information

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

The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third party contractors, data expense and classroom rentals, for the three and nine months ended September 30, 2004 and 2003 were as follows:

					Maintenance
	License	Consulting	Education	Analytic	and
(in thousands)	fees	services (1)	services (2)	services (3)	subscriptions	Other	Total
Three months ended September 30, 2004

Revenue	$6,244	$6,223	$4,358	$1,481	$16,956	$921	$36,183
Direct controllable costs	1,053	3,407	1,267	593	2,028	795	9,143

Segment income	5,191	2,816	3,091	888	14,928	126	27,040
Corporate costs not allocated							(27)
Operating expenses							14,382
Interest income							(61)
Other expense, net							4

Income before provision for income taxes							$12,742

Three months ended September 30, 2003

Revenue	$5,252	$4,857	$3,572	$1,086	$14,782	$795	$30,344
Direct controllable costs	653	2,248	1,044	400	2,428	837	7,610

Segment income	4,599	2,609	2,528	686	12,354	(42)	22,734
Corporate costs not allocated							2,366
Operating expenses							19,225
Interest expense							572
Other expense, net							198

Income before provision for income taxes							$373

					Maintenance
	License	Consulting	Education	Analytic	and
(in thousands)	fees	services (1)	services (2)	services (3)	subscriptions	Other	Total
Nine months ended September 30, 2004

Revenue	$18,614	$17,398	$11,357	$3,923	$48,886	$2,849	$103,027
Direct controllable costs	2,733	9,028	3,590	1,607	6,140	2,555	25,653

Segment income	15,881	8,370	7,767	2,316	42,746	294	77,374
Corporate costs not allocated							3,509
Operating expenses							45,526
Interest expense							135
Other income, net							(342)

Income before provision for income taxes							$28,546

Nine months ended September 30, 2003

Revenue	$15,427	$12,957	$10,179	$2,752	$43,271	$2,906	$87,492
Direct controllable costs	2,110	6,589	3,299	1,087	6,632	2,536	22,253

Segment income	13,317	6,368	6,880	1,665	36,639	370	65,239
Corporate costs not allocated							6,791
Operating expenses							53,665
Interest expense							2,146
Other expense, net							100

Income before provision for income taxes							$2,537

(1)	This segment consists of consulting, installation and implementation services.

(2)	This segment consists of customer training and other education services.

(3)	This segment consists of donor prospect research and data modeling services.

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

Revenue recognition

The Company’s revenue is generated primarily by licensing its software products and providing support, training, consulting, technical, hosting and other professional services for those products. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.

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

To the extent that the Company’s customers pay for the above-described services in advance of delivery, the amounts are recorded in deferred revenue.

Deferred sales commission costs

Prior to July 1, 2004 we paid commissions to our sales representatives based on signing a contract for the sale of both software and services arrangements, other than training. This method was changed effective July 1, 2004 such that at the time the software and services are delivered and revenue is recognized, we pay commissions to our sales representatives on the services performed. Deferred sales commission costs relate to services not yet provided for which sales representatives were paid commissions prior to July 1, 2004.

Sales returns and allowance for doubtful accounts

We provide customers a 30-day right of return and maintain a reserve for returns. We estimate the amount of this reserve based on historical experience. Provisions for sales returns are charged against the related revenue items.

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific customer reserves and the aging of our receivables. Any necessary provision is reflected in general and administrative expense. A considerable amount of judgment is required in assessing these factors and if any receivables were to deteriorate, an additional provision for doubtful accounts could be required.

Valuation of long-lived and intangible assets and goodwill

We review identifiable intangible and other long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using discounted cash flows. The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made. In accordance with Statement of Financial Accounting Standard, or SFAS, No. 142, “Goodwill and Other Intangible Assets”, we test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, which could materially adversely impact our financial position and results of operations. All of our goodwill was associated with a single acquisition and was assigned to a single reporting unit.

Stock option compensation

We account for stock option compensation under the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”. Under this pronouncement, there is generally no cost associated with options that are granted with an exercise price equal to or above the fair value per share of our common stock on the date of grant. Because there was no public market for our stock prior to our initial public offering in July 2004, our board of directors estimated the fair value of our common stock by considering a number of factors, including our operating performance, significant events in our history, trends in the broad market for technology stocks and the expected valuation we would obtain in an initial public offering. Grants under two of our option plans, covering approximately 6.5 million shares, contain provisions that result in them being treated as variable awards under APB No. 25. The effect of this accounting is that an amount equal to the difference between the exercise price of the options and the estimated current fair value is charged to deferred compensation and amortized as an expense over the related vesting periods of the grants using the accelerated method outlined in FASB Financial Interpretation Number 28, or FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans”. Under variable award accounting, the affected option grants continue to be marked to market until such time as the amount of related compensation is deemed fixed. Options for approximately 3.0 million shares are no longer being accounted for as variable awards following the occurrence of our initial public offering in July 2004. The remaining 3.5 million options, which are held by our Chief Executive Officer, will continue to be accounted for as a variable award until the options are fully exercised.

We have separately disclosed stock option compensation throughout this discussion and in our financial statements and we have shown a reconciliation of stock option compensation as it relates to sales and marketing, research and development, and general and administrative expenses on the statements of operations because, in managing our operations, we believe such costs significantly affect our ability to better understand and manage other operating expenses and cash needs.

We have also disclosed in note 3 of the Notes to the unaudited consolidated financial statements the pro forma effects of accounting for our stock option compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”.

Deferred taxes

Significant judgment is required in determining our interim income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in a net deferred tax asset, which is included on our consolidated balance sheet. The final tax outcome of these matters might be different than that which is reflected in our historical income tax provisions, benefits and accruals. Any difference could have a material effect on our income tax provision and net income in the period in which such a determination is made.

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

We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. We have not recorded a valuation allowance as of September 30, 2004 or as of December 31, 2003, because we expect to be able to utilize all of our net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of tax amortization permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.

Our deferred tax assets and liabilities are recorded at an amount based upon a U.S. Federal income tax rate of 34%. This rate is based on our expectation that our deductible and taxable temporary differences will reverse over a period of years during which we will have average annual taxable income not exceeding $10.0 million per year. If our results of operations improve in the future, such that our average annual taxable income will be expected to exceed $10.0 million, we will record our deferred tax assets and liabilities at an amount reflecting an average expected U.S. Federal income tax rate of up to 35%, consistent with the corresponding expectation of higher taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

Contingencies

We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

Results of operations

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated.

Consolidated statements of operations, percent of revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue
License fees	17.3%	17.3%	18.1%	17.6%
Services	33.3	31.4	31.7	29.6
Maintenance and subscriptions	46.9	48.7	47.4	49.5
Other revenue	2.5	2.6	2.8	3.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Cost of license fees	2.9	2.2	2.7	2.4
Cost of services	13.2	17.3	15.5	17.5
Cost of maintenance and subscriptions	6.8	10.6	7.6	10.3
Cost of other revenue	2.2	2.8	2.5	3.0

Total cost of revenue	25.1	32.9	28.3	33.2

Gross Profit	74.9	67.1	71.7	66.8

Operating Expenses
Sales and marketing	19.3	18.0	20.0	18.3
Research and development	12.5	14.2	12.9	13.2
General and administrative	8.8	8.8	8.8	9.1
Amortization	0.0	2.2	0.0	0.9
Cost of initial public offering	2.2	0.0	2.4	0.0
Stock option compensation	(3.1)	20.1	0.1	19.8

Total operating expenses	39.7	63.3	44.2	61.3

Income from operations	35.2	3.8	27.5	5.5
Interest income	0.1	0.1	0.1	0.0
Interest expense	(0.1)	(2.0)	(0.2)	(2.5)
Other income (expenses), net	0.0	(0.7)	0.3	(0.1)

Income before provision for income taxes	35.2	1.2	27.7	2.9
Income tax provision	14.2	1.4	11.3	3.3

Net income (loss)	21.0%	(0.2%)	16.4%	(0.4%)

Comparison of quarters ended September 30, 2004 and 2003

Revenue

Third quarter of 2004 total revenue of $36.2 million increased by $5.9 million, or 19.5%, compared with $30.3 million in the comparable period in 2003. The increase is due to growth in services and license fees to new and existing customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.

License fees

Revenue from license fees is derived from the sale of our software products, typically under a perpetual license agreement. Revenue from license fees of $6.2 million in the third quarter of 2004 increased by $0.9 million, or 17.0%, compared with $5.3 million for the third quarter 2003. These amounts represent 17.3% of total revenue for both the third quarter of 2004 and 2003. The increase in license fees in the three months ended September 30, 2004 is attributable to $0.9 million of product sales to new customers and $0.1 million of product sales to our installed customer base. The prices charged for our license fees have remained unchanged for this period. We introduced a new ticketing solution, The Patron Edge, during the second quarter of 2004, which contributed $0.4 million in license revenue during the third quarter of 2004. The Patron Edge is a comprehensive ticketing management solution specifically designed to help performing arts organizations, such as museums, zoos, and aquariums, boost attendance and increase revenue. The Patron Edge can be used in conjunction with our fundraising software, The Raiser’s Edge, or as a standalone ticketing and subscription sales management tool.

Services

Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. Third quarter revenue from services of $12.1 million in 2004 increased by $2.6 million, or 27.4%, compared with $9.5 million in the 2003 quarter. These amounts represent 33.3% and 31.4% of total revenue for the third quarter of 2004 and 2003, respectively. This increase in services revenue is attributable to sales increases in all areas of professional services. In the third quarter of 2004, sales of services to new customers increased 70.9% and sales to existing customers increased 23.1% compared with the third quarter of 2003. The rates charged for our service offerings have remained relatively constant over this time period and, as such, the increases resulted from an increase in volume of services provided. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. These services account for $6.2 million and $4.9 million in the third quarter of 2004 and 2003, respectively, representing 51.6 % and 51.0% of total services revenue for those quarters. Donor prospect research and data modeling services involve assessments of customer donor (current and prospective) information, the end product of which enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical tools. These services account for $1.5 million and $1.1 million in the third quarter of 2004 and 2003, respectively, and represent 12.3% and 11.4% of total services revenue for those quarters. Also contributing to this increase is customer training revenue of $4.4 million in the third quarter of 2004 compared with $3.6 million in the third quarter of 2003. These amounts represented 36.1% and 37.5%, respectively, of total services revenue for those quarters.

Maintenance and subscriptions

Revenue from maintenance and subscriptions is predominantly comprised of annual fees derived from new maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products, and online, telephone and email support. Also included is revenue derived from our subscription-based services, principally hosted fundraising software solutions and certain data services. Maintenance and subscriptions revenue of $17.0 million in the third quarter of 2004 increased by $2.2 million, or 14.9%, compared with $14.8 million in the third quarter of 2003. These amounts represent 46.9% and 48.7% of our total revenue for the third quarter of 2004 and 2003, respectively. The increase in maintenance and subscription revenue in the third quarter of 2004 over the third quarter of 2003 is comprised of $1.8 million from new maintenance contracts associated with new license agreements, $0.5 million of incremental subscriptions and $0.6 million from inflationary rate adjustments, offset by $0.7 million of maintenance contracts that were not renewed.

Other revenue

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expense, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue of $0.9 million in the third quarter of 2004 increased by $0.1 million, or 12.5%, compared with $0.8 million in the third quarter of 2003. These amounts represent 2.5% of total revenue for the third quarter of 2004 and 2.6% for the third quarter of 2003. The increase in other revenue is due to higher reimbursable travel costs associated with our services revenue.

Cost of revenue

Cost of license fees

Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $1.1 million for the third quarter of 2004 increased by $0.4 million, or 57.1%, compared with $0.7 million in the third quarter of 2003. These amounts represent 16.9% and 12.4% of license fee revenue in the third quarter of 2004 and 2003, respectively. Royalty payments for The Patron Edge software, which was launched late in the second quarter of 2004, of $0.2 million were the largest factor in the increasing cost of license fees and represent approximately 2.9% in margin decline. Additionally, commissions paid to variable resellers increased proportionately with license fees generated by the variable resellers, thus contributing to the increasing cost of license fees and impacting the margin by 1.5%. Proprietary software costs remained constant as a percentage of license fees at 6.4% for the third quarter of 2004 and 2003.

Cost of services

Cost of services is principally comprised of salary and benefits, including non-cash stock-based compensation charges, third-party contractor expenses, data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. Cost of services of $4.8 million in the third quarter of 2004 decreased $0.5 million, or 9.4%, compared with $5.3 million in the third quarter of 2003. These amounts represent 39.7% and 55.2% of total services revenue in the third quarter of 2004 and 2003, respectively. The third quarter 2004 margin improvement is primarily the result of stock option compensation benefit of $1.2 million recorded in the 2004 quarter compared with $0.9 million of expense in the third quarter of 2003. Partially offsetting this margin improvement are human resource related expenses of $1.5 million as well as higher data expenses of $0.1 million associated with our data modeling services.

Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock option compensation. For a tabular presentation of these items, see note 11 of the Notes to the unaudited consolidated financial statements.

Cost of revenue in providing consulting, installation, and implementation services was $3.4 million and $2.2 million for the third quarter of 2004 and 2003, respectively. These amounts represent 54.7% and 46.3% of the related revenue in the third quarter of 2004 and 2003, respectively. The expense increase and the margin compression are the result of 31% headcount growth and the increased costs to hire, incent and train employees to meet the growing consulting needs of our clients.

Cost of revenue in providing customer training and education was $1.3 million in the third quarter of 2004 and $1.0 million in the third quarter of 2003, representing 29.1% and 29.2% of the related revenue in the third quarter of 2004 and 2003, respectively. The margin improvement was the result of lower costs of providing regional training to our clients.

Cost of revenue in providing donor prospect research and data-modeling services (analytic services) was $0.6 million and $0.4 million in the third quarter of 2004 and 2003, respectively, representing 40.0% and 36.8% of the related revenue for the third quarter of 2004 and 2003, respectively. This growth is due to higher data expenses of $0.1 million associated with our increased data modeling services as well as $0.2 million of human resource related costs from additions to headcount.

Cost of maintenance and subscriptions

Cost of maintenance and subscriptions is primarily comprised of salary and benefits, including non-cash stock-based compensation; third-party contractor expenses; data expenses; an allocation of our facilities and depreciation expenses; and other costs incurred in providing support and services to our customers. Cost of maintenance and subscriptions of $2.5 million in the third quarter of 2004 decreased $0.7 million, or 21.9%, compared with $3.2 million in the third quarter of 2003. These amounts represent 14.5% and 21.8% of related revenue in the third quarter of 2004 and 2003, respectively. The reduction in expenses was principally due to costs in 2003 associated with our attempts to develop a subscription-based patron management business, which did not recur in the third quarter of 2004. Also, in the third quarter of 2004 a stock option compensation benefit of $0.2 million was recorded compared with $0.1 million of expense in the third quarter of 2003.

Cost of other revenue

Cost of other revenue includes salaries and benefits, costs of business forms, reimbursable expense relating to the performance of services at customer locations, and an allocation of facilities and depreciation expenses. Cost of other revenue of $0.8 million remained constant for the third quarter of 2004 compared to the third quarter of 2003. This amount represents 87.1% and 106% of the related revenue in the third quarter of 2004 and 2003, respectively.

Operating expenses

Sales and marketing

Sales and marketing expenses include salaries and related human resource costs of our sales and marketing organizations, travel and entertainment expenses, sales commissions, advertising and marketing materials, public relations and an allocation of facilities and depreciation expenses. Sales and marketing costs of $7.0 million in the third quarter of 2004 increased by $1.5 million, or 27.3%, compared with $5.5 million in the third quarter of 2003. These amounts exclude a benefit of $0.7 million and an expense of $0.5 million from stock option compensation in the third quarter of 2004 and 2003, respectively, which is recorded as a separate item in total operating expenses. Sales and marketing expenses represent 19.3% and 18.0% of total revenue in the third quarter of 2004 and 2003, respectively. The expense growth is principally comprised of $0.7 million in costs to increase the size and skill set of our sales force and $0.6 million of higher commissions related to our revenue performance.

Research and development

Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $4.5 million in the third quarter of 2004 increased $0.2 million, or 4.7%, compared with $4.3 million in the third quarter of 2003. These amounts exclude a benefit of $0.8 million and an expense of $0.6 million from stock option compensation in the third quarter of 2004 and 2003, respectively. Research and development expenses represented 12.5% and 14.2% of total revenue in the third quarter of 2004 and 2003, respectively. The decrease in the research and development as percentage of revenue is attributable to the fact that total revenue grew 19.5% while research and development only increased 4.7% in the third quarter of 2004 compared to the 2003 period. The increase of $0.2 million in absolute dollars is primarily due to new development work performed by offshore contractors.

General and administrative

General and administrative expenses consist primarily of salaries and related human resource costs for general corporate functions, including finance, accounting, legal, human resources, facilities and corporate development; third-party professional fees; insurance; and other administrative expenses. General and administrative expenses of $3.2 million in the third quarter of 2004 increased $0.5 million, or 18.5%, compared with $2.7 million in the third quarter of 2003. This amount excludes $0.4 million and $5.0 million of stock option compensation expense in the third quarter of 2004 and 2003, respectively. General administrative expenses represent 8.8% and 8.9% of total revenue in the third quarter of 2004 and 2003, respectively. Cost increases are principally due to increased insurance costs and accounting and legal fees associated with operating as a public company.

Stock option compensation

Stock option compensation, included in operating expenses, represents the benefit or charge taken for the difference between the estimated fair value of our common stock and the exercise price of the stock option grants to personnel in sales and marketing, research and development, and general and administrative functions. The value of these variable grants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in the Company’s closing trading price from one reporting period to the next will likely result in a benefit to the Company, and increases in the Company’s closing trading price will likely result in charges to expense. We have separately disclosed stock option compensation throughout this discussion and in our financial statements and we have shown a reconciliation of stock option compensation as it relates to sales and marketing, research and development, and general and administrative expenses on the statement of operations because in managing our operations we believe these benefits and costs significantly affect our ability to better understand and manage other operating expenses and cash needs. We are amortizing the deferred compensation benefits and costs over the vesting periods of the applicable options using the accelerated method as prescribed in FIN No. 28. Stock option compensation was a benefit of $2.5 million in the third quarter of 2004 compared to an expense of $7.1 million in the third quarter 2003, a decrease of $9.6 million. The decrease is principally the result of adjusting the deferred compensation associated with approximately 3.0 million options to the initial public offering price of $8.00 per share, down from the previously estimated value of $9.60 per share used at the end of the second quarter 2004. The associated amount of the decrease in stock option compensation was $3.6 million or $0.08 per share on a fully diluted basis for the three months ended September 30, 2004. Because the provisions in these particular grants that require variable accounting expire at an IPO, these options will no longer be subject to variable accounting treatment. The remaining 3.5 million options held by our CEO have been adjusted from $9.60 to our closing stock price of $9.80 at September 30, 2004 and will continue to be accounted for as a variable award until such options are fully exercised. The resulting increase in stock option compensation was $0.8 million or $0.02 per share on a fully diluted basis for the three months ended September 30, 2004.

Costs of initial public offering

The costs of our initial public offering, which were $0.8 million in the third quarter of 2004, include professional fees such as attorney and accountant fees, printing costs and filing fees.

Interest expense

Interest expense was reduced to a nominal amount in the third quarter of 2004 from $0.6 million in the third quarter of 2003. The decrease in interest expense is directly related to repayment of debt prior to the third quarter of 2004.

Other (expense) income

Other (expense) income consists of foreign exchange gains or losses and miscellaneous non-operating income and expense items. Other expense was a nominal amount in the third quarter of 2004 compared to $0.2 million in the third quarter of 2003. The reduction is due primarily to the decrease in foreign exchange transaction losses in the third quarter of 2004 compared to the third quarter of 2003.

Income tax provision

Our effective tax rate has changed to 40.5% in the third quarter of 2004 compared with 113.8% in the third quarter 2003. In 2003, the unusual rate was attributable principally to permanent differences resulting from the portion of stock option compensation associated with incentive stock options. The stock option compensation benefit associated with incentive stock options was considerably lower in the third quarter of 2004 compared with the third quarter of 2003. We expect that our effective tax rate will be less significantly impacted by these matters in the future.

Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our deferred tax assets and liabilities are recorded based on an expectation that our deductible and taxable temporary differences will reverse over a period of years during which we will have average annual taxable income not exceeding $10.0 million per year. If our results of operations improve in the future, such that our average annual taxable income will be expected to exceed $10.0 million, we will adjust our recorded deferred tax assets and liabilities to an amount reflecting an average expected U.S. Federal income tax rate of up to 35%, consistent with the corresponding expectation of higher taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

Comparison of the nine months ended September 30, 2004 and 2003

Revenue

Total revenue of $103.0 million for the nine months ended September 30, 2004 increased by $15.5 million, or 17.7%, compared with $87.5 million for the nine months ended September 30, 2003. The increase is the result of increases in sales of services and license fees from the sale of software to new and existing customers. Also contributing to the growth are increases in maintenance revenue resulting from maintenance contracts associated with the new license agreements and subscription revenue associated with expanded subscription offerings.

License fees

Revenue from license fees is derived from the sale of our software products, typically under a perpetual license agreement. Revenue from license fees of $18.6 million in the nine months ended September 30, 2004 increased by $3.2 million, or 20.8%, compared with $15.4 million in the nine months ended September 30, 2003. These amounts represent 18.1% and 17.6% of total revenue for the nine months ended September 30, 2004 and 2003, respectively. The increase in license fees in the nine months ended September 30, 2004 is attributable to $1.4 million of product sales to our installed customer base and $1.8 million of product sales to new customers. The prices charged for our license fees have remained unchanged for this period. New software products introduced in 2004 include Blackbaud Analytics Research Center, which is integrated with The Raiser’s Edge and gives the customer a holistic view of each donor; and a significantly updated version of The Education Edge, a comprehensive student information system. We introduced a new ticketing solution, The Patron Edge, late in the second quarter of 2004.

Services

Revenue for services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. Revenue from services of $32.7 million for the nine month period ended September 30, 2004 increased by $6.8 million, or 26.3%, compared with $25.9 million for the nine month period ended September 30, 2003. These amounts represent 31.7% and 29.6% of total revenue for the nine month period ended September 30, 2004 and 2003, respectively. This increase in services revenue is attributable to an increase in sales of consulting, installation, implementation, donor prospect research and data modeling services and customer training. In the nine months ended September 30, 2004, sales of these services to new and existing customers increased 34% and 18%, respectively, compared to the nine months ended September 30, 2003. The rates charged for our service offerings have remained relatively constant over this time period and, as such, the increases resulted from an increase in volume of services provided. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. These services account for $17.4 million and $13.0 million of revenues in the nine months ended September 30, 2004 and 2003, respectively, representing 53.2% and 50.1% of total services revenue in those nine month periods. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, the end product of which enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical tools. These services account for $3.9 million and $2.8 million of revenues in the nine months ended September 30, 2004 and 2003, respectively, representing 12.0% and 10.6% of total services revenue for those nine month periods. Also contributing to this increase is customer training revenue of $11.4 million and $10.2 million in the nine month periods ended September 30, 2004 and 2003, respectively, representing 34.8% and 39.3%, respectively, of total services revenue.

Maintenance and subscriptions

Revenue from maintenance and subscriptions is predominantly comprised of annual fees derived from new maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products, and online, telephone and email support. Also included is revenue derived from our subscription-based services, principally hosted fundraising software solutions and certain data services. Maintenance and subscriptions revenue of $48.9 million in the nine month period ended September 30, 2004 increased by $5.6 million, or 12.9%, compared with $43.3 million in the nine month period ended September 30, 2003. These amounts represent 47.4% and 49.5% of our total revenue for the nine month periods ended September 30, 2004 and 2003, respectively. The increase in maintenance and subscription revenue for the nine months ended September 30, 2004, over the same period in 2003, consists of $5.0 million from new maintenance contracts associated with new license agreements, $1.0 million of incremental subscriptions and $1.3 million from inflationary rate adjustments, offset by $1.7 million of maintenance contracts that were not renewed.

Other revenue

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expense, primarily incurred during the performance of services at customer locations; fees from user conferences; and the sale of computer-based training modules. Other revenue of $2.8 million in the nine month period ended September 30, 2004 decreased by $0.1 million, or 3.4% compared with $2.9 million in the nine month period ended September 30, 2003. These amounts represent 2.8% and 3.3% of total revenue for the nine month periods ended September 30, 2004 and 2003, respectively. The reduction in other revenue is due to the decrease in sales of computer-based training modules, which are being replaced by web-based training offerings sold as subscriptions.

Cost of revenue

Cost of license fees

Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $2.7 million in the nine month period ended September 30, 2004 increased by $0.6 million, or 28.6%, compared with $2.1 million in the nine month period ended September 30, 2003. These amounts represent 14.7% and 13.7% of license fee revenue in the nine month periods ended September 30, 2004 and 2003, respectively. The increase in the nine month period ended September 30, 2004 over the nine month period ended September 30, 2003 was due to royalties paid for The Patron Edge software and increases in variable commissions paid to resellers of The Financial Edge as a result of increased sales of this product. Also contributing to the increased cost of license fees is the increased cost of proprietary software, which varies with license fees.

Cost of services

Cost of services is primarily comprised of salary and benefits, including non-cash stock-based compensation charges; third-party contractor expenses; data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. Cost of services of $16.0 million in the nine month period ended September 30, 2004 increased $0.7 million, or 4.6%, compared with $15.3 million in the nine month period ended September 30, 2003. These amounts represent 48.9% and 59.3% of total services revenue in the nine month periods ended September 30, 2004 and 2003, respectively. The margin improvement results primarily from the decrease in the stock option compensation component of cost of services from an expense of $2.6 million in the 2003 period to a benefit of $0.6 million in the comparable period in 2004. Offsetting this expense reduction are costs associated with increased headcount.

Further analysis of cost of services is provided below; however the costs presented are before the inclusion of various allocable corporate costs and stock option compensation. For a tabular presentation of these items, see note 11 of the Notes to the unaudited consolidated financial statements.

Cost of revenue in providing consulting, installation, and implementation services was $9.0 million and $6.6 million for the nine month periods ended September 30, 2004 and 2003, respectively. These amounts represent 51.9% and 50.9% of the related revenue in the nine month periods ended September 30, 2004 and 2003, respectively. The expense increase is related to headcount growth, and the resulting higher human resource costs, required to meet our clients’ growing consulting demands.

Cost of revenue in providing donor prospect research and data modeling services (analytic services) was $1.6 million and $1.1 million in the nine month periods ended September 30, 2004 and 2003, respectively, representing 41.0% and 39.5% of the related revenue for the nine month periods ended September 30, 2004 and 2003, respectively. Higher data related expenses of $0.2 million are primarily responsible for the year over year increase.

Cost of revenue in providing customer training and education was $3.6 million in the nine month period ended September 30, 2004 and $3.3 million in the nine month period ended September 30, 2003, representing 31.6% and 32.4% of the related revenue in the nine-month periods ended September 30, 2004 and 2003, respectively. The margin growth is the result of continued focus on the reduction of costs associated with providing training at our headquarters and in regional training sessions.

Cost of maintenance and subscriptions

Cost of maintenance and subscriptions is primarily comprised of salary and benefits, including non-cash stock-based compensation; third-party contractor expenses; data expenses; an allocation of our facilities and depreciation expenses; and other costs incurred in providing support and services to our customers. Cost of maintenance and subscriptions of $7.9 million in the nine month period ended September 30, 2004 decreased $1.1 million, or 12.2%, compared with $9.0 million in the nine month period ended September 30, 2003. These amounts represent 16.1% and 20.9% of related revenue in the nine month periods ended September 30, 2004 and 2003, respectively. The reduction in expenses is principally due to costs in 2003 associated with our attempts to develop a subscription-based patron management business and the change in the stock option compensation from an expense of $0.3 million in the 2003 period to a benefit of $0.1 million in the comparable period in 2004.

Cost of other revenue

Cost of other revenue includes salaries and benefits, costs of business forms, reimbursable expenses relating to the performance of services at customer locations, and an allocation of facilities and depreciation expenses. Cost of other revenue was $2.6 million in both the nine month periods ended September 30, 2004 and 2003. These amounts represent 90.5% and 88.0% of the related revenue in the nine month periods ended September 30, 2004 and 2003, respectively. The primary factor for reduced margin in 2004 is higher volume of reimbursable travel compared to the same period in 2003.

Operating expenses

Sales and marketing

Sales and marketing expenses include salaries and related human resource costs of our sales and marketing organizations, travel and entertainment expenses, sales commissions, advertising and marketing materials, public relations and an allocation of facilities and depreciation expenses. Sales and marketing costs of $20.6 million in the nine month period ended September 30, 2004 increased by $4.6 million, or 28.8%, compared with $16.0 million in the nine month period ended September 30, 2003. These amounts exclude a benefit of $0.2 million and an expense of $1.2 million of stock option compensation in the nine month periods ended September 30, 2004 and 2003, respectively, which is recorded as a separate item in total operating expenses. Sales and marketing expenses represent 20.0% and 18.3% of total revenue in the nine month periods ended September 30, 2004 and 2003, respectively. The increase is principally comprised of commissions of $1.6 million associated with increases in revenue and costs of increased headcount of $1.7 million as a result of a focused effort to increase the size and skill set of our sales force. Also contributing to the increase is $0.3 million in travel expenses and $0.2 million in marketing spending.

Research and development

Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $13.2 million in the nine month period ended September 30, 2004 increased $1.7 million, or 14.8%, compared with $11.5 million in the nine month period ended September 30, 2003. These amounts exclude a benefit of $0.5 million and an expense of $1.6 million of stock option compensation in the nine month periods ended September 30, 2004 and 2003, respectively. Research and development expenses represent 12.9% and 13.2% of total revenue in the nine month periods ended September 30, 2004 and 2003, respectively. The expense increase, in absolute dollars, was due to $0.8 million of new development work performed by offshore contractors and $1.6 million of salary and related human resource costs from growth in the number of research and development staff.

General and administrative

General and administrative expenses consist primarily of salaries and related human resource costs for general corporate functions, including finance, accounting, legal, human resources, facilities and corporate development; third-party professional fees; insurance; and other administrative expenses. General and administrative expenses of $9.1 million in the nine month period ended September 30, 2004 increased $1.1 million, or 13.8%, compared with $8.0 million in the nine month period ended September 30, 2003. This amount excludes $0.8 million and $14.5 million of stock option compensation expense in the nine month periods ended September 30, 2004 and 2003, respectively. General and administrative expenses represent 8.8% and 9.2% of total revenue in the nine month periods ended September 30, 2004 and 2003, respectively. The increase in general and administrative expenses is attributable to incremental insurance, accounting, and legal costs associated with operations as a public company.

Stock option compensation

Stock option compensation, included in operating expenses, represents the benefit or charge taken for the difference between the estimated fair value of our common stock and the exercise price of the stock option grants to personnel in sales and marketing, research and development, and general and administrative functions. The value of these variable grants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in the Company’s closing trading price from one reporting period to the next will likely result in a benefit to the Company, and increases in the Company’s closing trading price will likely result in charges to expense. We have separately disclosed stock option compensation benefit and expense throughout this discussion and in our financial statements and we have shown a reconciliation of stock option compensation as it relates to sales and marketing, research and development, and general and administrative expenses on the statement of operations because, in managing our operations, we believe these benefits and costs significantly affect our ability to better understand and manage other operating expenses and cash needs. We are amortizing the deferred compensation costs over the vesting periods of the applicable options using the accelerated method as prescribed in FIN 28. Stock option compensation was a benefit of $0.7 million for the nine months ended September 30, 2004 compared to an expense of $20.0 million for the nine months ended September 30, 2003, a decrease of $20.7 million. The decrease is principally the result of adjusting the deferred compensation associated with approximately 3.0 million options to the initial public offering price of $8.00 per share, down from the previously estimated value of $9.60 per share used at the end of the second quarter 2004. Because the provisions in these particular grants that require variable accounting expire at an IPO, these options will no longer be subject to variable accounting treatment. The remaining 3.5 million shares held by our CEO have been adjusted from $9.60 per share to our closing stock price of $9.80 per share at September 30, 2004 and will continue to be accounted for as a variable award until such options are fully exercised.

Costs of initial public offering

The $2.5 million in costs of our initial public offering include professional fees such as attorney and accountant fees, printing costs and filing fees.

Interest expense

Interest expense of $0.3 million in the nine month period ended September 30, 2004 decreased $1.9 million, or 86.4%, compared with $2.2 million in the nine month period ended September 30, 2003, representing 0.2% and 2.5% of total revenue in the nine month periods ended September 30, 2004 and 2003, respectively. The decrease in interest expense was due to repayment of our term loan.

Other (expense) income

Other (expense) income consists of foreign exchange gains or losses and miscellaneous non-operating income and expense items. Other (expense) income increased $0.4 million to income of $0.3 million in the nine month period ended September 30, 2004 from an expense of $0.1 million in the nine month period ended September 30, 2003. The settlement of a dollar-denominated debt by our foreign operations during 2004 generated the increase.

Income tax provision

Our effective tax rate has changed to 40.7% in the nine month period ended September 30, 2004 compared to 113.8% in the nine month period ended September 30, 2003. In 2003, the unusual rate was attributable principally to permanent differences resulting from the portion of stock option compensation associated with incentive stock options. The stock option compensation charge associated with incentive stock options was substantially lower in 2004 compared with 2003. We expect that our effective tax rate will be less significantly impacted by these matters in the future.

Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our deferred tax assets and liabilities are recorded based on an expectation that our deductible and taxable temporary differences will reverse over a period of years during which we will have average annual taxable income not exceeding $10.0 million per year. If our results of operations improve in the future, such that our average annual taxable income will be expected to exceed $10.0 million, we will record our deferred tax assets and liabilities at an amount reflecting an average expected U.S. Federal income tax rate of up to 35%, consistent with the corresponding expectation of higher taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

Liquidity and capital resources

At September 30, 2004, cash and cash equivalents totaled $33.4 million, compared to $6.7 million at December 31, 2003. The increase in cash and cash equivalents in the first nine months of 2004 is principally the result of cash generated from operations of $33.3 million reduced by $1.7 million in capital spending and $5.3 million in principal payments on debt, capital leases and payment of deferred financing fees offset slightly by proceeds from the exercise of stock options.

On September 30, 2004, we closed a new $30.0 million revolving credit facility, which replaces our prior $15.0 million revolving credit facility that was terminated in July 2004. Amounts borrowed under this facility are available for working capital and general corporate purposes. No amounts were drawn down under the facility at closing and there is no outstanding balance thereunder as of the date of this filing. Amounts borrowed under the new $30.0 million revolving credit facility bear interest, at our option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on our consolidated leverage ratio. Amounts outstanding under the new facility are not secured by a lien on our assets, but are guaranteed by our operating subsidiary and the facility is subject to restrictions on certain types of transactions and certain covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. The credit facility terminates on September 30, 2007.

Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance and support agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate to finance our operations and anticipated capital expenditures for at least the next twelve months.

Operating cash flow

Net cash provided by operating activities of $33.4 million for the nine months ended September 30, 2004 increased by $6.4 million compared with $27.0 million for the nine months ended September 30, 2003. During each of these periods, our cash flows from operations were derived primarily from (i) our earnings from on-going operations prior to non-cash expenses such as stock option compensation, depreciation and amortization, (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense, (iii) changes in our working capital, which is primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing cash inflows of $5.4 million and $3.0 million in the 2004 and 2003 periods, respectively), plus changes in our balances of accounts payable, accrued expenses and accrued liabilities (collectively representing cash inflows of $2.1 million and $0.5 million in the 2003 and 2004 periods, respectively) due to timing of payments to our vendors.

Investing cash flow

Net cash used in investing activities for the first nine months of 2004 was $1.7 million. This amount principally represents the purchase of property and equipment.

Financing cash flow

Net cash used in financing activities in the first nine months of 2004 was $4.6 million which was comprised of the final $5.1 million debt principal payments and capital leases, offset by proceeds from the issuance of common stock associated with the exercise of stock options. Additionally, we entered into a new credit agreement during September 2004 and paid $0.2 million in deferred financing fees.

Commitments and contingencies

As of September 30, 2004, we had no outstanding debt, having repaid, in the first quarter of 2004, the last $5.0 million under the term loan related to the October 1999 recapitalization.

At September 30, 2004 we had future minimum lease commitments of $28.2 million. The future minimum lease commitments as of September 30, 2004 were as follows (amounts in thousands):

	Payments due by period
	2004	2005-2006	2007-2008	2009 and after	Totals
Operating leases	$1,718	$9,450	$9,610	$7,922	$28,160
Capital leases	38	45	—	—	83

Payments due under capital leases include $2,000 of interest.

These commitments have not been reduced by future minimum lease commitments under various sublease agreements extended through 2007.

In addition, we have a commitment of $200,000 payable annually through 2009 for certain naming rights with an entity, which until initial public offering on July 22, 2004, was owned by a minority shareholder, and we have incurred expense of $150,000 under this agreement for the nine month period ended September 30, 2004.

Foreign currency exchange rates

Approximately 15.5% of our total net revenue for the nine months ended September 30, 2004 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. Accumulated currency translation adjustment recorded, as a separate component of shareholders’ equity was $0.3 million at September 30, 2004.

The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars and contracts entered into by our U.K. subsidiary are generally denominated in pounds sterling. In recent years, the U.S. dollar has weakened against many non-U.S. currencies, including the British pound. During this period, our revenues generated in the United Kingdom have increased. We do not believe our increased exposure to currency exchange rates have had a material impact on our results of operations or financial position, and we will continue to monitor such exposure and take action as appropriate.

Interest rate risk

Historically fluctuations in interest rates have not had a material impact on our operating results. As of September 30, 2004 we do not have any balances outstanding under our revolving credit facility subject to variable interest rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Due to the nature of our short-term investments and our lack of material debt, we have concluded that we currently face no material market risk exposure. Therefore, no quantitative tabular disclosures are required. For further discussion, see the “Foreign currency exchange rates” section beginning on page 25.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) From July 1, 2004 until September 30, 2004, we issued an aggregate of 33,592 shares of common stock upon exercise of stock options.

Item 6. Exhibits

     Exhibits:

10.24	Form of Notice of Stock Option Grant and Stock Option Agreement under the Blackbaud, Inc. 2004 Stock Plan.

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: November 12, 2004	By:	/s/ Robert J. Sywolski

Robert J. Sywolski
President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Timothy V. Williams

Timothy V. Williams
Vice President and Chief Financial Officer