Form 10-K
period 2004-12-31
BLACKBAUD INC
filed 2005-03-14
CIK 1280058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to
Commission File Number: 000-50600
Blackbaud, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	11-2617163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Daniel Island Drive
Charleston, South Carolina 29492
(Address of principal executive offices, including zip code)
(843) 216-6200
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     YES ☐          NO ☑
The aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant on July 26, 2004, which was the first trading day for the registrant’s common stock on the Nasdaq National Market (based on the closing sale price of $8.75 on that date), was approximately U.S. $86,033,124. Common stock held by each officer and director and by each person known to the registrant who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding at March 9, 2005 was 42,978,275.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders currently scheduled to be held June 21, 2005 are incorporated by reference into Part III of this report.

BLACKBAUD, INC.
ANNUAL REPORT ON FORM 10-K

i

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Statement” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other SEC filings.
PART I

Item 1.	Business
Overview
We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982, and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. In 2004, we had over 12,700 customers, over 12,300 of which pay us annual maintenance and support fees. Our customers operate in multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international and foreign affairs.
Industry background
The nonprofit industry is large and growing
Nonprofit organizations are a large part of the U.S. economy, employing one out of every ten Americans. There were greater than 1.5 million registered U.S. nonprofit organizations in 2003, according to data from the Internal Revenue Service. In addition, there are greater than 1.5 million nonprofit organizations outside the United States. Donations to nonprofit organizations in the United States were $241 billion in 2003, having increased almost every year since 1962, with a compound annual growth rate over that period of 7.8%, according to Giving USA. In addition, these organizations received fees of approximately $600 billion in the twelve months prior to December 2003 for services they provided. Worldwide, nonprofit organizations employ more than 19 million people and account for $1.1 trillion in total annual expenditures, according to the Johns Hopkins Comparative Nonprofit Sector Project.
Traditional methods of fundraising are costly and inefficient
Many nonprofit organizations manage fundraising programs using manual methods or stand-alone software applications not specifically designed to meet the needs of nonprofit organizations. These fundraising methods are often costly and inefficient, largely because of the difficulties in effectively collecting, sharing and using information to maximize donations and minimize related costs. Some nonprofit organizations have developed proprietary software, but doing so can be expensive, requiring these organizations to hire technical personnel for development, implementation and maintenance functions. General purpose software and Internet applications typically offer stand-alone solutions with limited functionality that might not efficiently integrate multiple databases.
Fundraising and related administrative costs are significant. Based on our market research, an average $0.24 of each dollar donated is used by nonprofit organizations for their direct fundraising expenses alone. These expenses do not include additional administrative expenses associated with fundraising. Moreover, according to a recent Harvard Business Review article entitled, “The Nonprofit Sector’s $100 Billion Opportunity,” McKinsey & Company estimates that improvements in the efficiency of delivery of their services could result in savings to the nonprofit sector in excess of $55 billion annually.

The nonprofit industry faces particular operational challenges
Nonprofit organizations face distinct operational challenges. For example, nonprofit organizations generally must efficiently:

•	solicit small cash contributions from numerous contributors to fund operations;

•	manage complex relationships with the large numbers of constituents that support their organizations;

•	comply with complex accounting, tax and reporting issues that differ from traditional businesses;

•	solicit cash and in-kind contributions from businesses to help raise money or deliver products or services;

•	provide a wide array of programs and services to individual constituents; and

•	improve the data collection and sharing capabilities of their employees, volunteers and donors by creating and providing distributed access to centralized databases.
Because of these challenges, we believe nonprofit organizations can benefit from software applications specifically designed to serve their particular needs.
The Blackbaud solution
Our suite of products and services addresses the fundraising costs and operational challenges facing nonprofit organizations by providing them with software tools and services that help them increase donations, reduce the overall cost of managing their business and the fundraising process and improve communications with their constituents. We provide an operational platform through our three core software applications: The Raiser’s Edge, The Financial Edge and The Education Edge. In addition, we offer 36 extended applications providing distinct, add-on functionality tailored to meet the specific needs of our diverse customer base. To complement our operational platform, we offer a suite of analytical tools and related services that enable nonprofit organizations to extract, aggregate and analyze vast quantities of data to help them make better-informed operational decisions. We also help our customers increase the return on their technology investment by providing a broad array of complementary professional services, including implementation, business process improvement, education services, as well as maintenance and technical support.

Our solution is illustrated as follows:
Nonprofit organizations use our products and services to increase donations
Approximately 10,750 of our active customers currently subscribe to our annual maintenance and support for The Raiser’s Edge. In 2003, these customers raised an aggregate of more than $26 billion in contributions. These customers use The Raiser’s Edge to help them with their fundraising and donor management efforts. The complexity of managing constituent relationships and nonprofits’ reliance on charitable contributions make managing the fundraising process the critical business function for nonprofits. The Raiser’s Edge allows nonprofit organizations to establish, maintain and develop their relationships with current and prospective donors. Our fundraising products and services enable nonprofit organizations to use a centralized database, as well as the Internet and an array of analytical tools to facilitate and expand their fundraising efforts. We believe our products and services help nonprofit organizations increase donations by enabling them to:

•	facilitate the management of complex personal relationships with constituents;

•	enable the solicitation of large numbers of potential donors using automated and efficient methods;

•	deliver personalized messages that help inform and drive constituent action;

•	provide an easy-to-use system that allows the sharing and use of critical fundraising information;

•	allow organizations to receive online donations through our NetSolutions product, which integrates with an organization’s website;

•	utilize our Internet-based offerings and tools to support online volunteer and events management; and

•	simplify and automate business processes to allow nonprofits to more effectively pursue their missions.
In addition, our array of predictive donor modeling and wealth identification products and services, including ProspectPoint and WealthPoint, integrate important third-party data, including financial, geographic and demographic information, together with sophisticated analytical techniques to assist nonprofits in their efforts to more effectively identify and target willing and able donors. The result is that organizations are able to lower fundraising costs while at the same time increase donations.

We help nonprofit organizations operate more effectively and efficiently
Our products and services combine a comprehensive suite of software and analytical tools with a centralized database to help employees more effectively and efficiently manage the key aspects of their nonprofit organization’s operations. Our products automate nonprofit business processes to create efficiencies for our customers, which helps to reduce the overall costs of operating their organizations. For example, The Raiser’s Edge and our other core products automate data collection processes, which eliminates cumbersome and inaccurate manual processes. In addition, nonprofits use The Financial Edge, which integrates with The Raiser’s Edge, to eliminate duplicate entry of gift data and streamline processes for posting the results of fundraising activities to the organization’s general ledger. Nonprofit constituents can use The Financial Edge to view information in a single, integrated dashboard view that illustrates key performance metrics and detailed information on specific campaigns, funds and programs. These efficient communications are often critical to a nonprofit’s ability to effectively strengthen relationships with important supporters, while making effective use of valuable internal resources.
We provide solutions that address many of the technological and business process needs of our customers, including:

•	donor relationship management;

•	financial management and reporting;

•	cost accounting information for projects and grants;

•	integration of financial data and donor information under a centralized system;

•	student information systems designed for the K-12 market;

•	data analysis and reporting tools and services;

•	management of complex volunteer networks; and

•	results tracking for multiple campaigns.
Our strategy
Our objective is to maintain and leverage our position as a leading provider of software and related services designed specifically for nonprofit organizations. Key elements of our strategy to achieve this objective are to:
Grow our customer base
We intend to expand our industry-leading customer base and enhance our market position. While we have established a strong presence in the nonprofit industry, we believe that the fragmented nature of the industry presents an opportunity for us to continue to increase our market penetration. We plan to achieve this objective by leveraging our experience in the nonprofit sector, our existing customer base and our strong brand recognition. We also intend to expand our overall sales efforts, especially national accounts, enterprise-focused sales teams and third-party sales channels.
Maintain and expand existing customer relationships
We have historically had success selling maintenance renewal and additional products and services to existing customers. In each of the past three years, an average of over 94% of our customers have renewed their maintenance and support plans for our products. We plan to continue to capitalize on our existing customer base by increasing both the number of our products and services they use and the frequency with which they use them. As part of this strategy, we have established a dedicated sales team to focus exclusively on selling products and services to our existing customers.

Introduce additional products and services
We intend to leverage our expertise and experience in developing leading products for the nonprofit industry to introduce additional products and related services, to continue to build stronger relationships with existing customers and to attract new customer relationships. We believe that our existing proprietary software and services can form the foundation for an even wider range of products and services for nonprofit organizations. Our current product offerings share approximately one-third of our proprietary code, and we anticipate that future product offerings will also share this backbone. We believe that this shared code allows us to more cost efficiently expedite the development and rollout of new products.
Leverage the Internet as a means of additional growth
We intend to continue to enhance our existing products and develop new products and services to allow our customers to more fully utilize the Internet to effectively achieve their missions. Although online fundraising composed less than 1% of all charitable contributions in 2003, we believe online donations will continue to grow as a percentage of total contributions and that nonprofits will continue to benefit from the trend of increased online donations. As such, we have web-enabled our core applications and currently offer a variety of Internet applications and consulting services that allow nonprofit organizations to utilize our fundraising, accounting and administration products to leverage the Internet for online fundraising, e-marketing, alumni and membership directories, newsletters, event management and volunteer coordination. For example, through December 31, 2004, we had sold our NetSolutions product, which is our online fundraising application, to over 1,000 customers.
Expand international presence
We believe that the United Kingdom, Canada and Australia as well as other international markets represent growing market opportunities. We currently have international offices in Glasgow, Scotland, Toronto, Canada and Sydney, Australia. We believe the overall market of international nonprofit organizations is changing as donations to nonprofit organizations are increasing in response to reductions in governmental funding of certain activities and expansion of U.S.-based nonprofit organizations into international locations. We believe these markets are currently underserved, and we intend to increase our presence in international markets by expanding our sales and marketing efforts, leveraging our installed base of customers to sell complementary products and services and continuing to offer and develop new products tailored to these international markets.
Pursue strategic acquisitions and alliances
We intend to continue to selectively pursue acquisitions and alliances in the future with companies that provide us with complementary technology, customers, personnel with significant relevant experience, increased access to additional geographic and specific vertical markets. We have completed three acquisitions in the past four years and are currently involved in a number of strategic relationships. We believe that our size and our history of leadership in the nonprofit sector make us an attractive acquiror or partner for others in the industry.
Products and services
We license software and provide various services to our customers. We generate revenue in six reportable segments, as described in more detail in note 14 of the Notes to our consolidated financial statements. These revenue segments are license fees and maintenance and subscription fees for our software products, consulting services, education services, analytic services, and other. In 2004, 2003 and 2002, revenue from the sale of The Raiser’s Edge and related services represented approximately 70%, 72% and 70%, respectively, of our total revenue.

Software products
The Raiser’s Edge
The Raiser’s Edge is the leading software application specifically designed to manage a nonprofit organization’s fundraising activity. The Raiser’s Edge enables nonprofit organizations to communicate with their constituents, manage fundraising activities, expand their development efforts and make better-informed decisions through its powerful segmentation, analysis, and reporting capabilities. We released version 7.7 of The Raiser’s Edge in October 2004. The functionality included in our current version of The Raiser’s Edge is the result of over 20 years of improvement incorporating the suggestions of our customers and innovations in technology. The Raiser’s Edge provides a comprehensive dashboard view that shows users important performance indicators for campaigns, appeals, funds, events, proposals, and membership drives. The Raiser’s Edge is highly customizable allowing a nonprofit organization to create numerous custom views of constituent records and automate a variety of business processes. The Raiser’s Edge contains a robust data management and storage system to help fundraisers use their data more effectively. Among other things, The Raiser’s Edge allows an organization to access extensive biographical and demographic information about donors and prospects, process gifts, monitor solicitation activity, analyze data and publish reports. The Raiser’s Edge improves the efficiency and effectiveness of a nonprofit organization by reducing overall mailing costs, offering faster data entry and gift processing, supporting major donor cultivation, using the Internet to send email appeals and accept online donations, and providing instant access to better information. The Raiser’s Edge also integrates with Microsoft® Office® to enable users to take advantage of additional functionality.
In addition to the standard functionality of The Raiser’s Edge, we have built a number of extended applications that may be enabled directly within The Raiser’s Edge and address the specific needs of various vertical markets. Our extended applications are described below.

Module Name	Key Features/Benefits

Event	helps plan, organize and manage all aspects of fundraising events

Volunteer	coordinates an organization’s volunteer work force

Member	tracks the identity of members and the date they joined, as well as recording renewals, upgrades, downgrades and lapsed and dropped members

Queue	allows an organization to schedule a series of The Raiser’s Edge tasks to be executed sequentially, automatically and unattended

Search	enables an organization to manage prospective planned and major gift donors (individuals, corporations and foundations) from identification and profiling to the cultivation and solicitation of major gifts

Alum	includes additional information and reporting capabilities that help an organization reach, solicit and better manage its alumni constituency

Tribute	tracks all gifts made in honor or memory of an individual or individuals and facilitates properly acknowledging the donor and honoree

Electronic Funds Transfer	allows an organization to easily process gifts made by credit card or by direct debit from donors’ bank accounts

Point of Sale	enables organizations to track inventory and customer purchases, then transfer purchase information to constituent records in The Raiser’s Edge
The Financial Edge
The Financial Edge is an accounting application designed to address the specific accounting needs of nonprofit organizations. As with our other core applications, The Financial Edge integrates with The

Raiser’s Edge to simplify gift entry processing, relate information from both systems in an informative manner and eliminate redundant tasks. The Financial Edge improves the transparency and accountability of organizations by allowing them to track and report from multiple views, measure the effectiveness of programs and other initiatives, use budgets as monitoring and strategic planning tools, and supervise cash flow to allocate resources efficiently. As a result, The Financial Edge provides nonprofit organizations with the means to help manage fiscal and fiduciary responsibility, enabling them to be more accountable to their constituents. In addition, The Financial Edge is designed specifically to meet governmental accounting and financial reporting requirements prescribed by the Financial Accounting Standards Board and the Governmental Accounting Standards Board. We employ certified public accountants who work with our product development, professional services and customer support teams and who can apply their specialized training and background to assist our customers using The Financial Edge to help them comply with these accounting and reporting requirements. We released version 7.4 of The Financial Edge in December 2004.
As with The Raiser’s Edge, we have built extended applications that may be enabled directly within The Financial Edge to address the specific functional needs of our customers. We currently offer 26 such extended applications to accompany The Financial Edge, examples of which are described below.

Module Name	Key Features/Benefits

Purchase Orders	provides a variety of options for recording purchases and generating invoices

eRequisitions	automates the requisition and purchase order process by enabling multiple departments, sites and budget managers to make purchasing requests electronically

Electronic Funds Transfer	allows an organization to make electronic payments

Cash Management	provides on online register enabling an organization to manage and reconcile multiple bank and cash accounts in a centralized repository

Cash Receipts	provides flexible receipt-entry enabling an organization to identify where cash amounts originate, produce a detailed profile of each transaction and print a deposit ticket

Payroll	automates in-house payroll processing

Fixed Assets	stores the information required to properly track and manage property, plant and equipment and the costs associated with them

Student Billing	provides independent schools the ability to perform billing functions and process payments

School Store Manager	integrated point-of-sale solution to manage sales, inventory control, discounts, mailings, pricing, purchasing, receivables, reporting and suppliers for bookstores, snack bars, cafeterias and athletic stores

Accounting Forms	integrates with our accounting products, enabling an organization to print business forms cost effectively
The Education Edge
Our education administration products are a comprehensive student information management system designed principally to organize an independent school’s admissions and registrar processes, including capturing detailed student information, creating schedules, managing feedback and grading processes, producing demographic, statistic and analytical reports, and printing report cards and transcripts. With our education administration products, an organization can keep biographical and address information for students, parents, and constituents consistent across all of its Blackbaud software products. This integrated system allows an independent school to reduce data-entry time and ensure that information is current and accurate throughout the school. To date, we have marketed our education administration products under the names Admissions Office and Registrar’s Office. We released a new version of our education administration offering in June 2004 under the name “The Education Edge”. This new version has additional functionality and an enhanced platform.
The Patron Edge
The Patron Edge, which we launched in June 2004, is a comprehensive ticketing management solution specifically designed to help large or small performing arts organizations, museums, zoos, and aquariums boost attendance and increase revenue. The Patron Edge can be used in conjunction with The Raiser’s Edge to allow for comprehensive marketing based on donor profiles or as a standalone ticketing and subscription sales management tool. The Patron Edge offers a variety of ticketing methods and allows customers to save time by streamlining ticketing, staffing, scheduling, event and membership management, and other administrative tasks. The Patron Edge decreases costs incurred by customers by reducing box office expenses and eliminating the transaction fees common to other online ticketing solutions.
The Information Edge
The Information Edge is an open and scalable business intelligence solution designed specifically to meet the needs of nonprofit organizations. We launched The Information Edge in August 2003. The Information Edge is an analysis and reporting tool that allows an organization to extract, aggregate and analyze its data to gain insight from multiple data sources and provide opportunities to increase revenues. The Information Edge extracts data from multiple highly indexed transactional databases, including The Raiser’s Edge, and integrates that data into a data warehouse that allows high-speed queries, complex analysis and reporting across the organization including remote locations. The Information Edge is optimized to assist an organization with its direct marketing and fundraising programs, including donor segmentation and campaign strategy.
Blackbaud Internet applications
We provide a variety of applications that allow our customers to use our fundraising, accounting and administration products via the Internet. For example, our NetSolutions product enables a nonprofit to conduct online fundraising, e-marketing, event management and volunteer coordination. We launched NetSolutions in August 2000 and released our most recent version in February 2004. Through December 31, 2004, we had sold our NetSolutions product to over 1,000 customers. We also offer our NetCommunity product, which allows our customers to establish an online community that offers interaction among constituents, email marketing and online-giving tools. NetCommunity integrates with The Raiser’s Edge, allowing nonprofits to leverage a single donor database.
In addition, we have web-enabled most of our applications to allow nonprofit organizations of all sizes to easily and efficiently interact with wider audiences through dynamic content and email campaigns securely from anywhere in the world. These solutions provide a wide variety of web-based online services including the ability for constituents to register for events, update demographic information, support an organization by volunteering and make donations. We provide real-time integration between our Internet and core applications, which significantly enhances the effectiveness of our solutions by tying all information directly to the back-office, which provides an organization with a single, comprehensive view of its constituents and volunteers.
Consulting services
Our consultants provide installation and implementation services for each of our software products. These services include:

•	system installation and implementation, including assistance installing the software, setting up security, tables, attributes, field options, default sets, business rules, reports, queries, exports and user options, and explanation of data entry and processing procedures;

•	management of the data conversion process to ensure data is a reliable and powerful source of information for an organization;

•	system analysis and application customization to ensure that the organization’s Raiser’s Edge system is properly aligned with an organization’s processes and objectives; and

•	removal of duplicative records, database merging, and information cleansing and consolidation.
In addition to these services, we apply our industry knowledge and experience, combined with our service offering expertise and expert knowledge of our products, to evaluate an organization’s needs and provide operational efficiency and business process improvement consulting for our customers. This work is performed by our staff of consultants who have extensive and relevant domain experience in fundraising, accounting, project management and IT services. This experience and knowledge allows us to make recommendations and implement solutions that ensure efficient and effective use of our products. In addition, we offer software customization services to organizations that do not have the time or in-house resources to create customized solutions using our core products. We believe that no other software company provides as broad a range of consulting and technology services and solutions dedicated to the nonprofit industry as we do.
Education services
We provide a variety of classroom, onsite and self-paced training services to our customers relating to the use of our software products and application of best practices. Our software instructors have extensive training in the use of our software and present course material that is designed to include hands-on lab exercises as well as a course workbook with examples and problems to solve. The education services segment has historically shown some seasonality, as our customers generally attend more training sessions during the second and third quarters of the year. Key aspects of our education services include:

Education Services	Description

Blackbaud University	training facility based in our headquarters with 12 classrooms, each outfitted with computer workstations for each attendee to view and participate in step-by-step demonstrations of our software

Regional Training	offered year-round for our clients at more than 60 regional locations throughout the United States and Canada. These regional sites include fully equipped classrooms and individual student workstations for hands-on learning

Onsite Training	provided at a customer’s location, typically for customers that have a large group of employees requiring more specialized training

Web-based and Self-Paced Training	includes computer-based training, online courses and our new eLearning Library. The eLearning Library is a subscription service consisting of a collection of more than 115 online software lessons
Analytic services
We provide custom modeling and analytical services, including ProspectPoint and WealthPoint, to help nonprofit organizations maximize their fundraising results.
ProspectPoint, which we introduced in February 2001, is a custom modeling service designed specifically for nonprofits. ProspectPoint employs patent-pending modeling techniques to identify and rank the best donor prospects in an organization’s database and capture the distinct characteristics that define an organization and its constituencies, providing a better opportunity to maximize gift revenue. We use these proprietary statistical models to help our customers identify an individual’s propensity to make any of a number of different types of gifts, including annual fund gifts, major gifts and planned gifts. Our consultants use the ProspectPoint results to prepare customized fundraising plans, which are delivered to our clients with a series of implementation recommendations for increasing the yield of its fundraising efforts.
We released WealthPoint in July 2003 as our wealth identification and information service. It provides a nonprofit organization with financial, biographical and demographic data on the individuals in its database, enabling the organization to identify its wealthiest donors and to plan the most effective donor cultivation strategies. We match donor and prospect names recorded in The Raiser’s Edge or any other database against sources of publicly available information about an individual’s assets or activities. After the names are matched against the public sources, we then return the data to the clients in a software application that allows them to query, report on, and manipulate the data.
In addition to these modeling and identification services, we offer services that enrich the quality of the data in our customers’ databases. These include a service that finds outdated address files in the database and makes corrections based on the requirements and certifications of the United States Postal Service and a service that uses known fields in an organization’s constituent records to search and find lost donors and prospects. In addition to these services, we offer services that append to a prospect record important additional information, such as phone, email, age, gender, deceased record, county, and congressional district.
Maintenance and subscriptions
The vast majority of our customers choose to receive annual maintenance and support from us under one of our tiered maintenance and support programs. In each of the past three years, an average of more than 94% of our customers have renewed their annual maintenance and support contracts for our products. For an annual fee, our customers receive regular upgrades and enhancements to our software and unlimited phone and email support, with extended hours for upgraded maintenance customers. Our maintenance and support customers also receive around-the-clock access to our extensive online support resources, including our self-help knowledge management system, the FAQ section of our web site, and weekly technical bulletins. Subscriptions cover hosted solutions, data enrichment services and training programs purchased on a subscription basis.
Customers
We have customers in each of the principal vertical markets within the nonprofit industry. In 2004, we had over 12,700 customers, over 12,300 of which pay us annual maintenance and support fees. These organizations range from small, local charities to health care and higher education organizations to the largest national health and human services organizations. No one customer accounts for more than 2% of our annual revenue.
Sales and marketing
We sell all of our software and related services through our direct sales force, which is complemented by our team of account development representatives responsible for sales lead generation and qualification. We also sell The Financial Edge application indirectly through our network of value-added resellers. As of December 31, 2004, we had approximately 215 sales and marketing employees, 175 of whom comprised our direct sales force and account development representatives. These sales and marketing professionals are located at our headquarters in Charleston and in metropolitan areas throughout the United States, the United Kingdom, Canada and Australia. We plan to continue expanding our direct sales force in the Americas, Europe and Asia.
Our sales force is divided into three main areas of responsibility:

•	selling products and services to existing customers;

•	acquiring new customers; and

•	developing and managing relationships with our resellers.
In addition, we have a dedicated portion of our outside sales team focused exclusively on large, enterprise-wide accounts and a group of sales engineers who support both new and existing customers. In general, each sales representative is assigned responsibility for handling just one product line in a designated geographic area, except for sales representatives for the K-12 education market who are responsible for selling all of our software products in that market. We frequently lead our sales efforts with the sale of one of our primary products, such as The Raiser’s Edge, then sell the customer additional products and services, such as vertical-specific software applications and related implementation and technical services.
We conduct a variety of marketing programs that are designed to create brand recognition and market awareness for our products and services. Our marketing efforts include participation at tradeshows, technical conferences and technology seminars, publication of technical and educational articles in industry journals and preparation of competitive analyses. Our customers and strategic partners provide references and recommendations that we often feature in our advertising and promotional activities.
We believe relationships with third parties can enhance our sales and marketing efforts. We have, and intend to seek to establish additional, relationships with companies that provide services to the nonprofit industry, such as consultants, educators, publishers, financial service providers, complementary technology providers and data providers. For example, we have developed a business solutions provider network with a number of resellers and accounting firms. These companies promote or complement our nonprofit solutions and provide us access to new customers.
We believe that active participation in charitable activities is good for the community and helps us build relationships with our clients and enhances our employees’ awareness of their activities. We have established a number of employee volunteer activities and are actively involved with a number of local and regional charities and nonprofit organizations, further demonstrating our dedication to assisting these organizations.
Competition
The market for software and related services for nonprofit organizations is fragmented, competitive and rapidly evolving, and there are limited barriers to entry for some aspects of this market. We expect to encounter new and evolving competition as this market consolidates and matures and as nonprofit organizations become more aware of the advantages and efficiencies that can be attained from the use of specialized software and other technology solutions. A number of diversified software enterprises have made recent acquisitions or developed products for the market, including Intuit, Sage and SunGard. Other companies that have greater marketing resources and generate greater revenues and market recognition than we do, such as Microsoft, Oracle and PeopleSoft, offer products that are not designed specifically for nonprofits but still provide some of the functionality of our products and could be considered competitors. In addition, these larger companies could decide to enter the market directly, including through acquisitions of smaller current competitors.
We mainly face competition from four sources:

•	software developers offering specialized products designed to address specific needs of nonprofit organizations;

•	providers of traditional, less automated fundraising services;

•	custom-developed solutions; and

•	software developers offering general products not designed to address specific needs of nonprofit organizations.
Although there are numerous general software developers marketing products that have some application in the nonprofit market, these competitors have generally neglected to focus specifically on the nonprofit market and typically lack the domain expertise to cost effectively build or implement integrated solutions for the needs of the nonprofit market.
We compete with custom-developed solutions created either internally by the nonprofit organization or outside custom service providers. However, building a custom solution often requires extensive financial and technical resources that may not be available or cost-effective for the nonprofit organization. In addition, in many cases the customer’s legacy database and software system were not designed to support the increasingly complex and advanced needs of today’s growing community of nonprofit organizations.
We also compete with providers of traditional, less automated fundraising services, including parties providing services in support of traditional direct mail campaigns, special events fundraising, telemarketing and personal solicitations. We believe we compete successfully against these traditional fundraising services, primarily because our products and services are more automated, robust and efficient than the traditional fundraising methods supported by these providers.
Research and development
We have made substantial investments in research and development, and expect to continue to do so as a part of our strategy to introduce additional products and services. As of December 31, 2004 we had approximately 160 employees working on research and development. Our research and development expenses for the years ended December 31, 2004, 2003 and 2002 were $17.9 million, $15.5 million and $14.4 million, respectively.
Technology and architecture
We utilize a three-tier Component Object Model, or COM-based development model, because it allows our customers to extend and modify the functionality of our applications without requiring them to make any source code or data modifications themselves. This is important for customers that want to customize our applications by incorporating their own business logic into key areas of the applications. The end result is a robust customization platform through which the application can be modified and extended without requiring source code alteration.
The architecture of our COM-based development model ensures our applications are:

•	Flexible. Our component-based architecture is programmable and easily customized by our customers without requiring modification of the source code, ensuring that the technology can be leveraged and extended to accommodate changing demands of our clients and the market.

•	Adaptable. The architecture of our applications allows us to easily add features and functionality or to integrate with third party applications in order to adapt to our customers’ needs or market demands.

•	Scalable. We combine a scalable architecture with the performance, capacity, and load balancing of industry-standard web servers and databases used by our customers to ensure the applications can scale to the needs of larger organizations.
We have and intend to continue to license technologies from third parties that are integrated into our products. Currently, we believe that the loss of any third party technology integrated into our products would not have a material adverse effect on our business. However, our inability to obtain licenses for third party technology for future products could delay product development, which could harm our business and operating results.
Intellectual property and other proprietary rights
To protect our intellectual property, we rely on a combination of patent, trademark, copyright and trade secret laws in various jurisdictions, and employee and third-party nondisclosure agreements and confidentiality procedures. We have a number of registered trademarks, including Blackbaud and The Raiser’s Edge. We have applied for additional trademarks. We currently have six patents pending on our technology, including functionality in The Financial Edge, The Information Edge and ProspectPoint.
Employees
As of December 31, 2004, we had approximately 880 employees, consisting of 215 in sales and marketing, 160 in research and development, 380 in customer support, and 125 general and administrative personnel. None of our employees are represented by unions or covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.
Where you can find additional information
Our website address is www.blackbaud.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
Risks and uncertainties
This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference.
If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.
The market for software and services for nonprofit organizations might not grow, and nonprofit organizations might not continue to adopt our products and services.
Many nonprofit organizations have not traditionally used integrated and comprehensive software and services for their nonprofit-specific needs. We cannot be certain that the market for such products and services will continue to develop and grow or that nonprofit organizations will elect to adopt our products and services rather than continue to use traditional, less automated methods, attempt to develop software internally, rely upon legacy software systems, or use generalized software solutions not specifically designed for the nonprofit market. Nonprofit organizations that have already invested substantial resources in other fundraising methods or other non-integrated software solutions might be reluctant to adopt our products and services to supplement or replace their existing systems or methods. In addition, the implementation of one or more of our core software products can involve significant time and capital commitments by our customers, which they may be unwilling or unable to make. If demand for and market acceptance of our products and services does not increase, we might not grow our business as we expect.
We might not generate increased business from our current customers, which could limit our revenue in the future.
Our business model is highly dependent on the success of our efforts to increase sales to our existing customers. Many of our customers initially make a purchase of only one or a limited number of our products or only for a single department within their organization. These customers might choose not to expand their use of or make additional purchases of our products and services. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or even decrease. In addition, as we deploy new applications and features for our existing products or introduce new products and services, our current customers could choose not to purchase these new offerings.
If our customers do not renew their annual maintenance and support agreements for our products or if they do not renew them on terms that are favorable to us, our business might suffer.
Most of our maintenance agreements are for a term of one year. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance renewals have represented a significant portion of our total revenue, including approximately 48% and 49% of our total revenue in 2004 and 2003, respectively. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements with us on beneficial terms, our business, operating results and financial condition could be harmed.
A substantial majority of our revenue is derived from The Raiser’s Edge and a decline in sales or renewals of this product and related services could harm our business.
We derive a substantial majority of our revenue from the sale of The Raiser’s Edge and related services, and revenue from this product and related services is expected to continue to account for a substantial majority of our total revenue for the foreseeable future. For example, revenue from the sale of The Raiser’s Edge and related services represented approximately 70% and 72% of our total revenue in 2004 and 2003, respectively. Because we generally sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, we frequently sell The Raiser’s Edge to new customers and then attempt to generate incremental revenue from the sale of additional products and services. If demand for The Raiser’s Edge declines significantly, our business would suffer.
Our quarterly financial results fluctuate and might be difficult to forecast and, if our future results are below either any guidance we might issue or the expectations of public market analysts and investors, the price of our common stock might decline.
Our quarterly revenue and results of operations are difficult to forecast. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful and that such comparisons might not be accurate indicators of future performance. The reasons for these fluctuations include but are not limited to:

•	the size and timing of sales of our software, including the relatively long sales cycles associated with many of our large software sales;

•	budget and spending decisions by our customers;

•	market acceptance of new products we release, such as our recently-introduced business intelligence tools;

•	the amount and timing of operating costs related to the expansion of our business, operations and infrastructure;

•	changes in our pricing policies or our competitors’ pricing policies;

•	seasonality in our revenue;

•	general economic conditions; and

•	costs related to acquisitions of technologies or businesses.
Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are, to a large extent, fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our operating expenses in response, our operating results for that quarter could be adversely affected. It is possible that in some future quarter our operating results may be below either any guidance we might issue or the expectations of public market analysts and investors and, as a result, the price of our common stock might fall.
We encounter long sales and implementation cycles, particularly for our largest customers, which could have an adverse effect on the size, timing and predictability of our revenue and sales.
Potential customers, particularly our larger enterprise-wide clients, generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them as to the value of our software and services. Sales of our core software products to these larger customers often require an extensive education and marketing effort.
We could expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our core software product sales cycle averages approximately two months for sales to existing customers and from six to nine months for sales to new customers and large enterprise-wide sales. Our implementation cycle for large enterprise-wide sales can extend for a year or more, which can negatively impact the timing and predictability of our revenue. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:

•	our customers’ budgetary constraints;

•	the timing of our clients’ budget cycles and approval processes;

•	our clients’ willingness to replace their current methods or software solutions;

•	our need to educate potential customers about the uses and benefits of our products and services; and

•	the timing and expiration of our clients’ current license agreements or outsourcing agreements for similar services.
If we are unsuccessful in closing sales after expending significant funds and management resources or if we experience delays as discussed above, it could have a material adverse effect on the size, timing and predictability of our revenue.
We have recorded a significant deferred tax asset, and we might never realize the full value of our deferred tax asset, which would result in a charge against our earnings.
In connection with the initial acquisition of our common stock by our current stockholders in 1999, we recorded approximately $107 million as a deferred tax asset. Our deferred tax asset was approximately $88 million as of December 31, 2004, or approximately 55% of our total assets as of that date. Realization of our deferred tax asset is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from that asset. In accordance with Financial Accounting Standards Board

Statement of Financial Accounting Standards No. 109, deferred tax assets are reviewed at least annually for impairment. Impairment would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. This impairment could be caused by, among other things, deterioration in performance, loss of key contracts, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business and a variety of other factors. If an impairment were to occur in a future period, it would be recognized as an expense in our results of operations during the period of impairment. Depending on future circumstances, it is possible that we might never realize the full value of our deferred tax asset. Any future determination of impairment of a significant portion of our deferred tax asset would have an adverse effect on our financial condition and results of operations. See our discussion of “Deferred taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical accounting policies and estimates”.
Nonprofit organizations might not use the Internet to facilitate their fundraising and organizational efforts in a manner sufficient to allow us to make a profit or even recapture our investment in this area. In addition, even if they increasingly use the Internet for these purposes, if we fail to capitalize on this opportunity, we could lose market share.
The market for online fundraising solutions for nonprofit organizations is new and emerging. Nonprofit organizations have not traditionally used the Internet or web-enabled software solutions for fundraising. We cannot be certain that the market will continue to develop and grow or that nonprofit organizations will elect to use any of our web-enabled products rather than continue to use traditional offline methods, attempt to develop software solutions internally or use standardized software solutions not designed for the specific needs of nonprofits. Nonprofit organizations that have already invested substantial resources in other fundraising methods may be reluctant to use the Internet to supplement their existing systems or methods. In addition, increasing concerns about fraud, privacy, reliability and other problems might cause nonprofit organizations not to adopt the Internet as a method for fundraising. If demand for and market acceptance of Internet-based products for nonprofits does not occur, we might not recapture our investment in this area or grow our business as we expect. On the other hand, even if nonprofits increasingly use the Internet for their fundraising and organizational efforts, if we fail to develop and offer products that meet customer needs in this area, we could lose market share.
Our failure to compete successfully could cause our revenue or market share to decline.
Our market is fragmented, competitive and rapidly evolving, and there are limited barriers to entry for some aspects of this market. We mainly face competition from four sources:

•	software developers offering integrated specialized products designed to address specific needs of nonprofit organizations;

•	providers of traditional, less automated fundraising services, such as services that support traditional direct mail campaigns, special events fundraising, telemarketing and personal solicitations;

•	custom-developed products created either internally or outsourced to custom service providers; and

•	software developers offering general products not designed to address specific needs of nonprofit organizations.
The companies we compete with, and other potential competitors, may have greater financial, technical and marketing resources and generate greater revenue and better name recognition than we do. If one or more of our competitors or potential competitors were to merge or partner with one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, a large diversified software enterprise, such as Microsoft, Oracle or PeopleSoft, could decide to enter the market directly, including through acquisitions.
Additionally, Sage and Intuit have recently made acquisitions and product development efforts in the nonprofit market. Our competitors might also establish or strengthen cooperative relationships with our current or future resellers and third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of channel partners available to help market our products. These competitive pressures could cause our revenue and market share to decline. For more information on our competitors, see “Business — Competition”.
We might not be able to manage our future growth efficiently or profitably.
We have experienced significant growth since our inception, and we anticipate that continued expansion will be required to address potential market opportunities. For example, we will need to expand the size of our sales and marketing, product development and general and administrative staff and operations, as well as our financial and accounting controls. There can be no assurance that our infrastructure will be sufficiently scalable to manage our projected growth. For example, our anticipated growth will result in a significant increase in demands on our maintenance and support services professionals to continue to provide the high level of quality service that our customers have come to expect. If we are unable to sufficiently address these additional demands on our resources, our profitability and growth might suffer. Also, if we continue to expand our operations, management might not be effective in expanding our physical facilities and our systems, procedures or controls might not be adequate to support such expansion. Our inability to manage our growth could harm our business.
Because competition for highly qualified personnel is intense, we might not be able to attract and retain the employees we need to support our planned growth.
To execute our continuing growth plans, we need to increase the size and maintain the quality of our sales force, software development staff and our professional services organization. To meet our objectives successfully, we must attract and retain highly qualified personnel with specialized skill sets focused on the nonprofit industry. Competition for qualified personnel can be intense, and we might not be successful in attracting and retaining them. The pool of qualified personnel with experience working with or selling to nonprofit organizations is limited overall and specifically in Charleston, South Carolina, where our principal office is located. Our ability to maintain and expand our sales, product development and professional services teams will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to, and the specific needs of, nonprofit organizations. For these reasons, we have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales and services personnel to become productive, particularly with respect to obtaining and supporting major customer accounts. In particular, we plan to continue to increase the number of services personnel to attempt to meet the needs of our customers and potential new customers. In addition to hiring services personnel to meet our needs, we might also engage additional third-party consultants as contractors, which could have a negative impact on our earnings. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our products and services, and we could experience a shortfall in revenue or earnings, and not achieve our planned growth.
Our services revenue produces substantially lower gross margins than our license revenue, and an increase in services revenue relative to license revenue would harm our overall gross margins.
Our services revenue, which includes fees for consulting, implementation, training, data and technical services and analytics, was approximately 31% of our revenue for 2004, 29% of our revenue for 2003 and approximately 25% of our revenue for 2002. Our services revenue has substantially lower gross margins than our product license revenue. An increase in the percentage of total revenue represented by services revenue would adversely affect our overall gross margins.
Certain of our services are contracted under fixed fee arrangements, which we base on estimates. If our estimated fees are less than our actual costs, our operating results would be adversely affected.

Services revenue as a percentage of total revenue has varied significantly from quarter to quarter due to fluctuations in licensing revenue, economic changes, changes in the average selling prices for our products and services, our customers’ acceptance of our products and our sales force execution. In addition, the volume and profitability of services can depend in large part upon:

•	competitive pricing pressure on the rates that we can charge for our services;

•	the complexity of the customers’ information technology environment and the existence of multiple non-integrated legacy databases;

•	the resources directed by customers to their implementation projects; and

•	the extent to which outside consulting organizations provide services directly to customers.
Any erosion of our margins for our services revenue or any adverse changes in the mix of our license versus service revenue would adversely affect our operating results.
Failure to adapt to technological change and to achieve broad adoption and acceptance of our new products and services could adversely affect our earnings.
If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenue and earnings. We operate in a highly competitive industry characterized by evolving technologies and industry standards, changes in customer requirements and frequent new product introductions and enhancements. During the past several years, many new technological advancements and competing products have entered the marketplace. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing software products and services to address the changing needs of our customers, the timely introduction and success of future software products and services and releases and the ability of our products to perform well with existing and future technologies, including databases, applications, operating systems and other platforms. We have made significant investments in research and development and our growth plans are premised in part on generating substantial revenue from new product introductions. New product introductions involve significant risks. For example, delays in new product introductions, or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our revenue and earnings. We cannot be certain that our new products or future enhancements to existing products will meet customer performance needs or expectations when shipped or that they will be free of significant software defects or bugs. If they do not meet customer needs or expectations, for whatever reason, upgrading or enhancing these products could be costly and time consuming. In addition, the selling price of software products tends to decline significantly over the life of the product. If we are unable to offset any reductions in the selling prices of our products by introducing new products at higher prices or by reducing our costs, our revenue, gross margin and operating results would be adversely affected.
If our products fail to perform properly due to undetected errors or similar problems, our business could suffer.
Complex software such as ours often contains undetected errors or bugs. Such errors are frequently found after introduction of new software or enhancements to existing software. We continually introduce new products and new versions of our products. If we detect any errors before we ship a product, we might have to delay product shipment for an extended period of time while we address the problem. We might not discover software errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Therefore, it is possible that, despite testing by us, errors may occur in our software. These errors could result in:

•	harm to our reputation;

•	lost sales;

•	delays in commercial release;

•	product liability claims;

•	delays in or loss of market acceptance of our products;

•	license terminations or renegotiations; and

•	unexpected expenses and diversion of resources to remedy errors.
Furthermore, our customers may use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts, impact our reputation and cause significant customer relations problems.
Our failure to integrate third-party technologies could harm our business.
We intend to continue licensing technologies from third parties, including applications used in our research and development activities and technologies which are integrated into our products. These technologies might not continue to be available to us on commercially reasonable terms or at all. Our inability to obtain any of these licenses could delay product development until equivalent technology can be identified, licensed and integrated. This inability in turn would harm our business and operating results. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our products, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs.
If the security of our software, in particular our hosted Internet solutions products, is breached, our business and reputation could suffer.
Fundamental to the use of our products is the secure collection, storage and transmission of confidential donor and end user information. Third parties may attempt to breach our security or that of our customers and their databases. We might be liable to our customers for any breach in such security, and any breach could harm our customers, our business and our reputation. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation and our business and operating results. Also, computers, including those that utilize our software, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We might be required to expend significant capital and other resources to protect further against security breaches or to rectify problems caused by any security breach.
If we are unable to detect and prevent unauthorized use of credit cards and bank account numbers and safeguard confidential donor data, we could be subject to financial liability, our reputation could be harmed and customers may be reluctant to use our products and services.
We rely on third-party and internally-developed encryption and authentication technology to provide secure transmission of confidential information over the Internet, including customer credit card and bank account numbers, and protect confidential donor data. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the technology we use to protect sensitive transaction data. If any such compromise of our security, or the security of our customers, were to occur, it could result in misappropriation of proprietary information or interruptions in operations and have an adverse impact on our reputation or the reputation of our customers. If we are unable to detect and prevent unauthorized use of credit cards and bank account numbers or protect confidential donor data, our business could suffer.

We currently do not have any issued patents, but we rely upon trademark, copyright, patent and trade secret laws to protect our proprietary rights, which might not provide us with adequate protection.
Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We might not be successful in protecting our proprietary technology, and our proprietary rights might not provide us with a meaningful competitive advantage. To protect our proprietary technology, we rely on a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure agreements, each of which affords only limited protection. We currently do not have patents issued for any of our proprietary technology and we only recently filed patent applications relating to a number of our products. Moreover, we have no patent protection for The Raiser’s Edge, which is one of our core products. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition. It is possible that:

•	our pending patent applications may not result in the issuance of patents;

•	any patents issued to us may not be timely or broad enough to protect our proprietary rights;

•	any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents; and

•	current and future competitors may independently develop similar technologies, duplicate our products or design around any of our patents.
In addition, the laws of some foreign countries do not protect our proprietary rights in our products to the same extent as do the laws of the United States. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our products is difficult, and litigation could become necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and materially harm our business, financial condition and results of operations.
If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer.
We currently have operations in the United Kingdom, Canada and Australia, and we intend to expand further into international markets. We have limited experience in international operations and may not be able to compete effectively in international markets. In 2004, our international offices generated revenues of approximately $20.9 million, an increase of 95% over international revenue of $10.7 million for 2003. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and may require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors. If we are unable to grow our international operations in a cost effective and timely manner, our business and operating results could be harmed. Doing business internationally involves additional risks that could harm our operating results, including:

•	difficulties and costs of staffing and managing international operations;

•	differing technology standards;

•	difficulties in collecting accounts receivable and longer collection periods;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	imposition of currency exchange controls;

•	potentially adverse tax consequences;

•	reduced protection for intellectual property rights in certain countries;

•	dependence on local vendors;

•	protectionist laws and business practices that favor local competition;

•	compliance with multiple conflicting and changing governmental laws and regulations;

•	seasonal reductions in business activity specific to certain markets;

•	longer sales cycles;

•	restrictions on repatriation of earnings;

•	differing labor regulations;

•	restrictive privacy regulations in different countries, particularly in the European Union;

•	restrictions on the export of technologies such as data security and encryption; and

•	import and export restrictions and tariffs.
Future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.
We intend to acquire companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services, accounting and personnel;

•	difficulties in supporting and transitioning customers of our acquired companies;

•	diversion of financial and management resources from existing operations;

•	risks of entering new sectors of the nonprofit industry;

•	potential loss of key employees; and

•	inability to generate sufficient revenue to offset acquisition or investment costs.
Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders would be diluted, which, in turn, could affect the market price of our stock. Moreover, we could finance any acquisition with debt, resulting in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions or investments properly, we might not achieve the anticipated benefits of any such acquisition, and we may incur costs in excess of what we anticipate.
Claims that we infringe upon third parties’ intellectual property rights could be costly to defend or settle.
Litigation regarding intellectual property rights is common in the software industry. We expect that software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties may bring claims of infringement against us. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software. Our business, operating results and financial condition could be harmed if any of these events occurred.
In addition, we have agreed, and will likely agree in the future, to indemnify certain of our customers against certain claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers might be required to obtain one or more licenses from third parties. We, or our customers, might be unable to obtain necessary licenses from third parties at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition.
If we become subject to product or general liability or errors and omissions claims, they could be time-consuming and costly.
Errors, defects or other performance problems in our software, as well as the negligence or misconduct of our consultants, could result in financial or other damages to our customers. They could seek damages from us for losses associated with these errors, defects or other performance problems. If successful, these claims could have a material adverse effect on our business. Although we possess product liability insurance and errors and omissions insurance, there is no guarantee that our insurance would be enough to cover the full amount of any loss we might suffer. Our license and service agreements typically contain provisions designed to limit our exposure to product liability claims, but existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. A claim brought against us, even if unsuccessful, could be time-consuming and costly to defend and could harm our reputation.
If we were found subject to or in violation of any laws or regulations governing privacy or electronic fund transfers, we could be subject to liability or forced to change our business practices.
It is possible that the payment processing component of our web-based software is subject to various governmental regulations. Pending legislation at the state and federal levels could also restrict further our information gathering and disclosure practices. Existing and potential future privacy laws might limit our ability to develop new products and services that make use of data we gather from various sources. For example, our custom modeling and analytical services, including ProspectPoint and WealthPoint, rely heavily on securing and making use of data we gather from various sources and privacy laws could jeopardize our ability to market and profit from those services. The provisions of these laws and related regulations are complicated, and we do not have extensive experience with these laws and related regulations. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. In addition, we might be subject to the privacy provisions of the Health Insurance Portability and Accountability Act of 1996 and the Gramm-Leach-Bliley Act and related regulations. If we or our customers were found to be subject to and in violation of any of these laws or other privacy laws or regulations, our business would suffer and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and our customers and make it more difficult for donors to make online donations.
Increasing government regulation could affect our business.
We are subject not only to regulations applicable to businesses generally but also to laws and regulations directly applicable to electronic commerce. Although there are currently few such laws and regulations, state, Federal and foreign governments may adopt laws and regulations applicable to our business. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance. If such a decline occurs, companies may decide in the future not to use our products and services. Any new laws or regulations in the following areas could affect our business:

•	user privacy;

•	the pricing and taxation of goods and services offered over the Internet:

•	the content of websites;

•	copyrights;

•	consumer protection, including the potential application of “do not call” registry requirements on our customers and consumer backlash in general to direct marketing efforts of our customers;

•	the online distribution of specific material or content over the Internet; and

•	the characteristics and quality of products and services offered over the Internet.
Our operations might be affected by the occurrence of a natural disaster or other catastrophic event in Charleston, South Carolina.
We depend on our principal executive offices and other facilities in Charleston, South Carolina for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks and natural disasters such as hurricanes, which historically have struck the Charleston area with some regularity, could disrupt our operations. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.
Outstanding employee stock options subject to variable accounting and recent changes to accounting standards could cause us to record significant compensation expense and could significantly reduce our earnings in future periods.
Prior to our initial public offering in July 2004, options to purchase approximately 6.6 million shares under two of our stock option plans were subject to variable accounting treatment. Options to purchase approximately 3.5 million shares continue to be subject to variable accounting treatment and there is volatility in our stock price which could affect operating results. Accordingly, we could record significant compensation expense at the end of future periods, particularly if our stock price increases significantly. For example, we recorded compensation expense attributable to these options of $18.4 million and $27.5 million in 2004 and 2003, respectively. This compensation expense could significantly reduce our earnings in future periods, which could cause our stock price to fall and, as a result, you could lose some or all of your investment. See our discussion of “Stock option compensation” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical accounting policies and estimates”. In addition, on December 16, 2004, the Financial Accounting Standards issued Board Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning in our third quarter of fiscal 2005. We are still evaluating which transition method we will use to comply with Statement 123(R). The adoption of Statement 123(R) could have a material impact on our consolidated financial position, results of operations and cash flows.

Insiders hold a significant percentage of our stock and could limit your ability to influence the outcome of key transactions, including a change of control, which could adversely affect the market price of our stock.
As of March 1, 2005, Hellman & Friedman Capital Partners III, L.P. and its affiliates beneficially owned approximately 67.84% of our common stock. In addition, our executive officers, directors and their affiliates, in the aggregate, beneficially own or control approximately 76.53% of our common stock. As a result, Hellman & Friedman currently has the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sales of all or substantially all of our assets. These stockholders might make decisions that are adverse to your interests. In addition, Hellman & Friedman and certain of its transferees will not be governed by Section 203 of the Delaware General Corporation Law. This fact might make it easier for Hellman & Friedman or its transferees to acquire your shares at a lower price than would otherwise be the case. This provision and the concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock.
Our certificate of incorporation and our bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable, including the following:

•	our board of directors will be classified into three classes, each of which will serve for staggered three year terms; and

•	we will require advance notice for stockholder proposals, including nominations for the election of directors.
In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which can prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock, although our certificate of incorporation excludes Hellman & Friedman Capital Partners III, L.P. and its affiliates and transferees from the application of these anti-takeover provisions. These and other provisions in our certificate of incorporation and our bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

Item 2.	Properties
We lease our headquarters in Charleston, South Carolina which consists of approximately 230,000 square feet. The lease on our Charleston headquarters expires in July 2010, and we have the option for two 5-year renewal periods. We also lease facilities in Glasgow and Sydney. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal Proceedings
From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse affect on us.

Item 4.	Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2004.
Executive Officers of the Registrant
The following table sets forth certain information concerning our executive officers as of March 1, 2005:

Name	Age	Position

Robert J. Sywolski	67	President and Chief Executive Officer
Timothy V. Williams	55	Chief Financial Officer, Vice President, Treasurer, and Assistant Secretary
Louis J. Attanasi	43	Vice President of Strategic Technologies
Richard S. Braddock	36	Vice President of Marketing
Charles T. Cumbaa	52	Vice President of Services and Development
Andrew L. Howell	38	General Counsel and Corporate Secretary
Laura W. Kennedy	40	Vice President of Human Resources
Anthony J. Powell, CFRE	36	Vice President of Consulting Services
Edward M. Roshitsh	40	Vice President of Sales
Heidi H. Strenck	35	Vice President, Controller, Assistant Treasurer and Assistant Secretary
Christopher R. Todd	35	Vice President of Corporate Development
Germaine M. Ward	42	Vice President of Products
Gerard J. Zink	41	Vice President of Customer Support
Robert J. Sywolski has served as our President, Chief Executive Officer and a director since March 2000. From May 1998 until February 2000, Mr. Sywolski was a general partner at JMI Equity Fund, a private investment group. Prior to that, he spent twelve years as the Chairman and CEO of the North American Operations of Cap Gemini, a systems integration, management consulting and information technology services company. A member of the Association of Fundraising Professionals, Mr. Sywolski serves on the boards of the Medical University of South Carolina Cardio Vascular Institute, the South Carolina Aquarium, and ePhilanthropyFoundation.org. He also serves on the boards of the Health Science Foundation of the Medical University of South Carolina and METASeS. Mr. Sywolski holds a BA in electrical engineering from Widener University and an MBA from Long Island University.
Timothy V. Williams has served as our Chief Financial Officer since January 2001. Mr. Williams is responsible for all of our financial reporting and controls, as well as human resources, legal and administrative services. From January 1994 to January 2001 he served as Executive Vice President and CFO of Mynd, Inc. (now Computer Sciences Corporation), a provider of software and services to the insurance industry. Prior to that, Mr. Williams worked at Holiday Inn Worldwide, most recently as Executive Vice President & Chief Financial Officer. Mr. Williams holds a BA from the University of Northern Iowa.
Louis J. Attanasi has served as our Vice President of Strategic Technologies since 2000. Prior to that, he was our Vice President of Product Development since 1996. He joined us in 1986, and in 1988, he began managing our research and development efforts. From 1988 through 1995, Mr. Attanasi was responsible for our software design. Prior to joining us, he taught mathematics at the State University of New York at Stony Brook and worked as a programming engineer at Environmental Energy Corporation. Mr. Attanasi holds a BS in Mathematics from State University of New York at Stony Brook and a MS in Mathematics from the University of Charleston.
Richard S. Braddock has served as our Vice President of Marketing since July 2003. Prior to joining us, Mr. Braddock was a Marketing/ Private Equity Consultant for T.I.F.F., a nonprofit cooperative, from

February 2003 until May 2003 and for Deutche Bank Venture Capital from June 2002 until January 2003. He was with iMediation Inc., a channel management vendor, from August 2000 until February 2002, most recently as Vice President of Marketing and Strategy, and the Vice President of Marketing for Prime Response, Inc., a customer relations management software company from January 1998 until April 2000. Mr. Braddock holds a BA from Dartmouth College and an MBA from Harvard Business School.
Charles T. Cumbaa joined us in May 2001. Prior to joining us, Mr. Cumbaa was an Executive Vice President with Intertech Information Management from December 1998 until October 2000. From 1992 until 1998 he was President and Chief Executive Officer of Cognitech, Inc., a software company he founded. Prior to that, he was employed by McKinsey & Company. Mr. Cumbaa holds a BA from Mississippi State University and an MBA from Harvard Business School.
Andrew L. Howell has been our General Counsel and Corporate Secretary since July 2002. Prior to joining us, Mr. Howell practiced corporate and technology law, most recently with Sutherland Asbill & Brennan LLP. Mr. Howell received a BA from Washington & Lee University and a JD from Mercer University, where he served as Editor-in-Chief of the Law Review.
Laura W. Kennedy has been our Vice President of Human Resources since February 2003. She previously served as our Director of Human Resources from November 1996 to February 2003 and prior to that as Manager of Customer Support since 1993. Prior to joining us, Ms. Kennedy held accounting and management positions with Owens & Minor, Inc. and Media General, Inc. Ms. Kennedy holds a BA in accounting from Georgia State University.
Anthony J. Powell, CFRE, has served as our Vice President of Consulting Services since October 2002. Prior to that he served as Director of Consulting Services since July 1998. Before joining us, Mr. Powell was the Major Gifts Officer at the Smithsonian Institution from June 1997 to July 1998. Prior to that he was the Assistant Vice President for the Greater Baltimore Medical Center Foundation from February 1996 to January 1997. Mr. Powell holds a BA from Allegheny College.
Edward M. Roshitsh has been our Vice President of Sales and Marketing since August 2000. From October 1990 until August 2000, he served in a variety of capacities at Data Processing Sciences Corporation, most recently as their Vice President of Sales. Mr. Roshitsh spent several years in the U.S. Air Force as a Network Communications Expert and holds a BA from Indiana Wesleyan University.
Heidi H. Strenck has served as our Vice President and Controller since October 2002. Ms. Strenck previously served as our Controller from December 1997 to October 2002 and prior to that as our Accounting Manager since 1996. Prior to joining us, she served as a Senior Associate with Coopers & Lybrand and as Internal Auditor for The Raymond Corporation. Ms. Strenck serves on the board of directors of the Trident Area Salvation Army. Ms. Strenck holds a BA from Hartwick College.
Christopher R. Todd, our Vice President of Corporate Development, joined us in July 2000. He heads our business development efforts and oversees our analytics division. Prior to joining us, Mr. Todd served as the Director of Business Development and Legal Affairs for NetGen Inc. from July 1999 until July 2000 and as an Associate with McKinsey & Co. from July 1997 until July 1999. Mr. Todd holds a BA from Harvard College and a JD from Yale Law School.
Germaine M. Ward has been our Vice President of Products since April 2002. From April 1998 to April 2002, Ms. Ward served as the Vice President for several divisions of Iomega Corporation, most recently Media, Applications and Software. Prior to that, Ms. Ward spent seven years at Symantec Corporation. Ms. Ward holds a BA in computer science from Michigan Technological University.
Gerard J. Zink has served as our Vice President of Customer Support since June 1996. He joined us in November 1987, and served as a Customer Support Analyst and Manager of Customer Support before assuming his current position. Prior to joining us, Mr. Zink was employed as a computer consultant by the Diocese of Rockville Center in New York.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the Nasdaq National Market under the symbol “BLKB” on July 26, 2004. The following table sets forth the high and low prices for shares of our common stock, as reported on the Nasdaq National Market for the periods indicated. The prices are based on quotations between dealers, which do not reflect retail markup, mark-down or commissions.

	High	Low

Fiscal year ended December 31, 2004
Third quarter (beginning July 26, 2004)	$12.65	$8.30
Fourth quarter	15.22	9.46
As of January 31, 2005, there were 21 stockholders of record and approximately 1,769 beneficial owners of our common stock.
The securities markets have from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded software companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by us or our competitors, publicity regarding actual or potential medical results relating to products under development by us or our competitors, regulatory developments in both the United States and other countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in our financial results, might have a significant impact on the market price of our common stock.
Dividend policy and restrictions
Our board of directors has adopted a dividend policy which reflects an intention to distribute to our stockholders a portion of the cash generated by our business that exceeds our operating needs and capital expenditures as regular quarterly dividends. This policy reflects our judgment that we can provide greater value to our stockholders by distributing to them a portion of the cash generated by our business.
We believe that our dividend policy will limit, but not preclude, our ability to pursue growth. This limitation could be significant, for example, with respect to any large acquisitions and growth opportunities that require cash investments in amounts greater than our available cash or external financing resources. In order to pay dividends at the level currently anticipated under our dividend policy and to fund any substantial portion of our stock repurchase program, we expect that we would need financing or borrowings to fund any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our anticipated capital expenditure levels. However, we intend to retain sufficient cash after the distribution of dividends and any repurchase of shares to permit the pursuit of growth opportunities that do not require a significant capital investment. For further discussion of the relationship of our dividend policy to our ability to pursue potential growth opportunities, see “— Assumptions and Considerations” below.
In accordance with this dividend policy, we paid a first quarter dividend of $0.05 per share on February 28, 2005 to stockholders of record on February 14, 2005, and currently intend to pay quarterly dividends at an annual rate of $0.20 per share of common stock for each of the remaining fiscal quarters in 2005. Dividends at this rate would total approximately $8.6 million in the aggregate on the common stock in 2005 (assuming 42,801,424 shares of common stock are outstanding). In determining our expected dividend level, we reviewed, analyzed and considered, among other things:

•	our operating and financial performance in recent years;

•	our anticipated capital expenditure requirements;

•	our anticipated cash requirements associated with our stock repurchase program;

•	our expected other cash needs, primarily relating to operating expenses and working capital requirements;

•	the terms of our credit facility; and

•	other potential sources of liquidity and various other aspects of our business.
Dividends on our common stock will not be cumulative. Consequently, if dividends on our common stock are not declared and/or paid at the targeted level, our stockholders will not be entitled to receive such payments in the future.
As described more fully below, you might not receive any dividends as a result of the following factors:

•	we are not obligated to pay dividends;

•	our credit facility limits the amount of dividends we are permitted to pay;

•	our board of directors could decide to reduce dividends or not to pay dividends at all, at any time and for any reason;

•	the amount of dividends distributed is subject to state law restrictions;

•	our stockholders have no contractual or other legal right to dividends; and

•	we might not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements and anticipated cash needs.
For dividends that we intend to declare for the second, third and fourth fiscal quarters of 2005, we intend to pay dividends on our common stock on the 15th day of May, August and November, respectively (or the next business day if the 15th day is not a business day), to holders of record on the 5th day of each such month (or the immediately preceding business day if the 5th day is not a business day).
Assumptions and Considerations
We estimate that the cash necessary to fund dividends on our common stock for 2005 at the rate described above is approximately $8.6 million (assuming 42,801,424 shares of common stock are outstanding). As of December 31, 2004, we had approximately $42.1 million in cash and cash equivalents.
In addition to our dividend policy, we have adopted a stock repurchase program to purchase up to $35.0 million of our outstanding shares of common stock in open market or privately negotiated transactions from time to time. Any open market purchases under the repurchase program will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. We might not purchase any shares of our common stock and our board of directors may decide, in its absolute discretion, at any time and for any reason, to cancel the stock repurchase program. We did not effect any repurchases under this program during the year ended December 31, 2004.
We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2005, including dividends and purchases under our stock repurchase program. Our assumptions are based in part on our historical net cash provided by operating activities, which were approximately $43.5 million, $36.6 million and $32.5 million for the years ended 2004, 2003 and 2002, respectively. Our cash and cash equivalents were $42.1 million, $6.7 million and $18.7 million as of December 31, 2004, 2003 and 2002, respectively. The difference between cash provided by operating activities and cash and cash equivalents as of December 31, 2003 and 2002 is primarily due to repayments on long-term debt associated with our October 1999 recapitalization and capital lease obligations of $45.3 million and $20.5 million during 2003 and 2002, respectively. As of March 1, 2005, we had no outstanding debt other than that incurred in the ordinary course of our business, having repaid in the first quarter of 2004 the last $5.0 million of debt related to the recapitalization.

If our assumptions as to operating expenses, working capital requirements and capital expenditures are too low or if unexpected cash needs arise that we are not able to fund with cash on hand or with borrowings under our credit facility, we would need to either reduce or eliminate dividends. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash available for future dividends and other purposes, which could negatively impact our stock price, financial condition, our results of operations and our ability to maintain or expand our business.
We have estimated our initial dividend level only in respect of 2005, and we cannot assure you that during or following such periods that we will pay dividends at the estimated levels, or at all. We are not required to pay dividends, and our board of directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our board of directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Indeed, over time our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.
We believe that our dividend policy will limit, but not preclude, our ability to pursue growth as we intend to retain sufficient cash after the distribution of dividends to permit the pursuit of growth opportunities that do not require material capital investments. In order to pay dividends at the level currently anticipated under our dividend policy and to fund any substantial portion of our stock repurchase program, we expect that we would need financing or borrowings to fund any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our anticipated capital expenditure levels. Management will evaluate potential growth opportunities as they arise and, if our board of directors determines that it is in our best interest to use cash that would otherwise be available for distribution as dividends to pursue an acquisition opportunity, to materially increase capital spending or for some other purpose, the board would be free to depart from, or change, our dividend policy at any time.
Restrictions on Payment of Dividends
Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2004, we had approximately $42.1 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2005 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2005, our board of directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.
Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

•	when there are no outstanding amounts under the credit agreement, we may pay dividends to our stockholders and/or repurchase shares of our stock in an aggregate amount of up to 100% of our cash on hand as of the most recent fiscal quarter end; or

•	when there are outstanding amounts under the credit agreement, we may pay dividends to our stockholders and/or repurchase shares of our stock in an aggregate amount of up to (1) 35% of our cash on hand as of the most recent fiscal quarter end, if the ratio of our total indebtedness to EBITDA (as calculated under the credit facility) as of the most recent quarter end is less than 1.00 to 1.00, or (2) 25% of our cash on hand as of the most recent fiscal quarter end, if such ratio is equal to or greater than 1.00 to 1.00.
In any event, in order to pay any dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit agreement; (2) we must be in pro forma compliance with each of the financial covenants set forth in the credit agreement and (3) we must have cash on hand of at least $3,000,000; each after giving effect to the payment of dividends and/or the repurchase of shares.

In addition, if we pay dividends and/or make stock repurchases in an aggregate amount in excess of 70% of our cash on hand as of the most recent fiscal quarter end, we will not be permitted to request an extension of credit under the credit agreement for a period of 30 days following the date such dividend is paid and/or shares of stock are repurchased. We currently have no amounts outstanding under the credit agreement, and do not foresee a need to request an extension of credit in 2005.

Item 6.	Selected Consolidated Financial Data
You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this report. The following data, insofar as it relates to each of the years ended December 31, 2004, 2003 and 2002, has been derived from the audited annual financial statements, including the consolidated balance sheets at December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) and comprehensive income for the three years ended December 31, 2004 and notes thereto appearing elsewhere herein. The following data, insofar as it relates to each of the years ended December 31, 2001 and 2000, are derived from audited financial statements not included in this report.

	Year ended December 31,

(in thousands, except per share data)	2004	2003	2002	2001	2000(1)

Consolidated statements of operations data:
Revenue
License fees	$25,387	$21,339	$20,572	$19,300	$24,471
Services	42,555	34,042	26,739	18,797	14,266
Maintenance and subscriptions	66,487	58,360	52,788	47,022	39,042
Other revenue	4,316	4,352	5,130	4,915	5,838

Total revenue	138,745	118,093	105,229	90,034	83,617

Cost of revenue
Cost of license fees	3,923	2,819	2,547	1,726	1,284
Cost of services(2)	22,146	21,006	14,234	10,253	7,028
Cost of maintenance and subscriptions(2)	10,484	11,837	10,588	11,733	15,120
Cost of other revenue	3,986	3,712	3,611	2,750	1,972

Total cost of revenue	40,539	39,374	30,980	26,462	25,404

Gross profit	98,206	78,719	74,249	63,572	58,213
Sales and marketing	27,437	21,883	19,173	15,173	12,326
Research and development	17,875	15,516	14,385	14,755	13,912
General and administrative	12,240	11,085	10,631	9,031	10,390
Amortization	32	848	1,045	2,239	2,200
Cost of initial public offering	2,455	—	—	—	—
Stock option compensation	19,010	23,691	—	—	—

Total operating expenses	79,049	73,023	45,234	41,198	38,828

Income from operations	19,157	5,696	29,015	22,374	19,385
Interest income	331	97	138	96	241
Interest expense	(272)	(2,559)	(4,410)	(7,963)	(11,265)
Other income (expense), net	356	235	63	(113)	(185)

Income before provision for income taxes	19,572	3,469	24,806	14,394	8,176
Income tax provision (benefit)	6,931	3,947	9,166	5,488	3,080

Net income (loss)	$12,641	$(478)	$15,640	$8,906	$5,096

Earnings (loss) per share
Basic	$0.30	$(0.01)	$0.37	$0.21	$0.13
Diluted	$0.27	$(0.01)	$0.37	$0.21	$0.13
Common shares and equivalents outstanding
Basic weighted average shares	42,496	42,396	42,360	41,492	40,277
Diluted weighted average shares	46,541	42,396	42,360	41,492	40,277
Summary of stock option compensation:
Cost of services	$(540)	$3,342	$—	$—	$—
Cost of maintenance and subscriptions	(91)	505	—	—	—

Total cost of revenue	(631)	3,847	—	—	—
Sales and marketing	(112)	1,817	—	—	—
Research and development	(457)	2,341	—	—	—
General and administrative	19,579	19,533	—	—	—

Total operating expenses	19,010	23,691	—	—	—

Total stock option compensation	$18,379	$27,538	$—	$—	$—

(1)	Certain amounts in the 2000 financial statements have been reclassified to conform to the 2004 financial statement presentation. These reclassifications have no effect on previously reported net income (loss), stockholders’ equity or net income (loss) per share.
(2)	Includes stock option compensation as set forth in Summary of stock option compensation.

	December 31,

	2004	2003	2002	2001	2000

Consolidated balance sheet data:
Cash and cash equivalents	$42,144	$6,708	$18,703	$8,744	$1,707
Deferred tax asset, including current portion	88,064	88,765	90,943	99,953	105,441
Working capital	(6,947)	(30,326)	(18,997)	(27,294)	(33,478)
Total assets	160,808	121,745	132,907	132,079	136,590
Deferred revenue	52,303	43,673	39,047	33,946	30,699
Total liabilities	71,019	61,887	99,400	113,742	137,410
Common stock	43	41,613	10,740	10,740	740
Additional paid-in capital	55,292	—	—	—	—
Total stockholders’ equity	$89,789	$59,858	$33,507	$18,337	$(821)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form  10-K. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under “Cautionary Statement” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.
Overview
We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. In 2004, we had over 12,700 customers, over 12,300 of which pay us annual maintenance and support fees. Our customers operate in multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international foreign affairs.
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
Critical accounting policies and estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period and related disclosures of contingent assets and liabilities. The most significant estimates and assumptions relate to our allowance for sales returns and doubtful accounts, impairment of long-lived assets, valuation of stock option compensation, revenue recognition, provision for income taxes and realization of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. We are not aware of any circumstances in the past, which have caused these estimates and assumptions to be materially wrong. Furthermore, we are not currently aware of any material changes in our business that might cause these assumptions or estimates to differ significantly. In our discussion below of deferred taxes, the most significant asset subject to such assumptions and estimates, we have described the sensitivity of these assumptions or estimates to potential deviations in actual results. Actual results could differ from any of our estimates under different assumptions or conditions.
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
We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery occurs when the product is delivered. Our typical license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable with our standard payment terms. We consider payment terms greater than 90 days to be beyond our customary payment terms. We deem collection probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we postpone recognition of the revenue until cash collection. We sell software licenses with maintenance and, often time, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to our company. Fair value for the maintenance services associated with our software licenses is based upon renewal rates stated in our agreements, which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis.
We recognize revenue from maintenance services ratably over the contract term, which is principally one year. Maintenance revenue also includes the right to unspecified product upgrades on an if-and-when available basis. Subscription revenue includes fees for hosted solutions, data enrichment services and hosted online training programs. Subscription-based revenue and any related set-up fees are recognized ratably over the twelve-month service period of the contracts, as there is no discernible pattern of usage.
Our services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel and lodging related expenses. For small service engagements, less than $10,000, we frequently contract for and bill based on a fixed fee plus reimbursable travel and lodging related expenses. We recognize this revenue upon completion of the work performed. When our services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of our software and rarely exceed three months in duration. We recognize revenue as these services are performed. We recognize hosting revenue, sold separately from consulting, installation and implementation services, ratably over the service period.
We sell training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. We recognize revenue from donor prospect research and data modeling service engagements upon delivery.
To the extent that our customers pay for the above-described services in advance of delivery, the amounts are recorded in deferred revenue.
Deferred sales commission costs
Prior to July 1, 2004 we paid commissions to our sales representatives based on signing a contract for the sale of both software and services arrangements, other than training. This method was changed effective July 1, 2004 such that at the time the software and services are delivered and revenue is recognized, we pay commissions to our sales representatives. Deferred sales commission costs relate to services not yet provided for which sales representatives were paid commissions prior to July 1, 2004.
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
Valuation of long-lived and intangible assets and goodwill
We review identifiable intangible and other long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using discounted cash flows. The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made. In accordance with Statement of Financial Accounting Standard, or SFAS, No. 142, “Goodwill and Other Intangible Assets”, we test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, an impairment is indicated. The impairment is measured as the excess of the recorded goodwill over its fair value, which could materially adversely impact our financial position and results of operations. All of our goodwill was associated with a single acquisition and was assigned to a single reporting unit.

Stock option compensation
We account for stock option compensation under the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”. Under this pronouncement, there is generally no cost associated with options that are granted with an exercise price equal to or above the fair value per share of our common stock on the date of grant. Because there was no public market for our stock prior to our initial public offering in July 2004, our board of directors estimated the fair value of our common stock by considering a number of factors, including our operating performance, significant events in our history, trends in the broad market for technology stocks and the expected valuation we would obtain in an initial public offering. Prior to our initial public offering, grants under two of our option plans, covering approximately 6.5 million shares, contained provisions that resulted in them being treated as variable awards under APB No. 25. The effect of this accounting is that an amount equal to the difference between the exercise price of the options and the estimated current fair value is charged to deferred compensation and amortized as an expense over the related vesting periods of the grants using the accelerated method outlined in FASB Financial Interpretation Number 28, or FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans”. Under variable award accounting, the affected option grants continue to be marked to market until such time as the amount of related compensation is deemed fixed. Options for approximately 3.0 million shares are no longer being accounted for as variable awards following the occurrence of our initial public offering in July 2004. The remaining 3.5 million shares, which are held by our Chief Executive Officer, will continue to be accounted for as a variable award until the grant is fully exercised, is forfeited, or expires unexercised.
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
We have also disclosed in note 1 of the Notes to the consolidated financial statements the pro forma effects of accounting for our stock option compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”. We used the following assumptions in the calculation of stock option compensation expense in accordance with SFAS No. 123:

	Years Ended December 31,

	2004	2003	2002

Volatility	77.47%	0.00%	0.00%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.83%	3.68%	3.54%-6.69%
Expected option life in years	7.49	7.47	7.27
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
Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. We historically made distributions to our stockholders to cover the stockholders’ anticipated tax liability. In connection with the recapitalization agreement, we converted our U.S. taxable status from an S corporation to a C corporation. Accordingly, since October 14, 1999 we have been subject to federal and state income taxes. Upon the conversion and in connection with the recapitalization, we recorded a one-time benefit of $107.0 million to establish a deferred tax asset as a result of the recapitalization agreement.
We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. We have not recorded a valuation allowance as of December 31, 2004 and 2003, because we expect to be able to utilize all of our net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of tax amortization permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.
Our deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. Federal income tax rate of 34.8%. This rate is based on our expectation that our deductible and taxable temporary differences will reverse over a period of years during which, except for 2005 and 2006, we will have annual taxable income exceeding $10.0 million per year. This estimated rate has increased from 34% in 2003. The impact of this change in 2004 is a current year reduction in income tax expense and an increase in the deferred tax asset of approximately $1.8 million. If our results of operations worsen in the future, such that our annual taxable income will be expected to fall below $10.0 million, we will adjust our deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. Federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
Contingencies
We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

Results of operations
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated.
Consolidated statements of operations, percent of revenue

	Year ended December 31,
	2004	2003	2002

Revenue
License fees	18.3%	18.1%	19.5%
Services	30.7	28.8	25.4
Maintenance and subscriptions	47.9	49.4	50.2
Other revenue	3.1	3.7	4.9

Total revenue	100.0	100.0	100.0

Cost of revenue
Cost of license fees	2.8	2.4	2.4
Cost of services	16.0	17.8	13.5
Cost of maintenance & subscriptions	7.5	10.0	10.1
Cost of other revenue	2.9	3.1	3.4

Total cost of revenue	29.2	33.3	29.4

Gross profit	70.8	66.7	70.6
Sales and marketing	19.8	18.5	18.2
Research and development	12.9	13.1	13.7
General and administrative	8.8	9.4	10.1
Amortization	—	0.7	1.0
Costs of initial public offering	1.8	—	—
Stock option compensation	13.7	20.1	—

Total operating expenses	57.0	61.8	43.0

Income from operations	13.8	4.9	27.6
Interest income	0.2	0.1	0.1
Interest expense	(0.2)	(2.2)	(4.2)
Other income, net	0.3	0.2	0.1

Income before provision for income taxes	14.1	3.0	23.6
Income tax provision	5.0	3.3	8.7

Net income (loss)	9.1%	(0.3)%	14.9%

Comparison of years ended December 31, 2004, 2003 and 2002
Revenue
Total revenue increased 17.4% to $138.7 million in fiscal year 2004 compared to $118.1 million in fiscal year 2003, which was a 12.3% increase over 2002 revenue of $105.2 million. The increase in 2004 is due to growth in services and license fees to new and existing customers as well as the introduction of new product offerings. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.
License fees
Revenue from license fees is derived from the sale of our software products, typically under a perpetual license agreement. Revenue from license fees of $25.4 million in 2004 increased by $4.1 million, or 19.3%, compared with $21.3 million of license fee revenue in 2003. This is a marked increase compared to growth in 2003 of $0.7 million, or 3.4%, from license fee revenue of $20.6 million in 2002. These amounts represent 18.3%, 18.1% and 19.5% of total revenue for 2004, 2003 and 2002, respectively. The 2004 increase in license fees is attributable to $2.7 million of product sales to new customers and $1.4 million of product sales to our installed customer base. Comparatively, the 2003 increase of $0.7 million in license fees is derived from product sales, in equal proportion, to both new customers and to the installed customer base. The prices charged for our license fees have remained constant over the last three fiscal years.
Two new product offerings contributed to the license fee revenue growth during 2004. During the second quarter of 2004, we introduced a new ticketing solution, The Patron Edge, which contributed $0.9 million in license revenue during the year. The Patron Edge is a comprehensive ticketing management solution specifically designed to help performing arts and cultural organizations, such as symphony orchestras, ballet companies, museums, zoos, and aquariums, boost attendance and increase revenue. The Patron Edge can be used in conjunction with our fundraising software, The Raiser’s Edge, or as a standalone ticketing and subscription sales management tool. Another new product offering, NetCommunity, contributed $0.2 million of license fee revenue in 2004. NetCommunity allows a nonprofit organization to establish an interactive online network that creates a connection between community members and the organization. NetCommunity integrates with The Raiser’s Edge and uses information stored in it to enrich and target online communications as well as provides email marketing and online-giving tools that fundraisers need to succeed.
Services
Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. Revenue from services of $42.6 million in 2004 increased by $8.6 million, or 25.3%, compared with $34.0 million in 2003. Services revenue growth in 2003 was $7.3 million, or 27.3%, from $26.7 million in 2002. These amounts represent 30.7%, 28.8%, and 25.4% of total revenue for 2004, 2003 and 2002, respectively. The rates charged for our service offerings have remained relatively constant over this time period and, as such, the revenue increases are solely due to volume of services provided. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. These services account for $23.1 million, $17.4 million, and $11.9 million in 2004, 2003 and 2002, respectively, representing 54.3%, 51.2% and 44.4% of total services revenue for those years. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, the end product of which enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical tools. These services account for $5.1 million, $3.6 million and $2.2 million in 2004, 2003 and 2002, respectively, and represent 11.9%, 10.6% and 8.2%, respectively, of total services revenue for those fiscal years. Also contributing to this increase is customer training revenue of $14.4 million during 2004 compared with $13.0 million in 2003 and $12.7 million in 2002; These amounts represent 33.8%, 38.1% and 47.4%, respectively, of total services revenue for those fiscal years.
Maintenance and subscriptions
Revenue from maintenance and subscriptions is predominantly comprised of annual fees derived from new maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products, and online, telephone and email support. Also included is revenue derived from our subscription-based services, principally hosted fundraising software solutions, certain data services, and our online subscription training offerings. Maintenance and subscriptions revenue of $66.5 million in 2004 increased by $8.1 million, or 13.9%, compared with $58.4 million in 2003 and growth of $5.6 million, or 10.6%, compared with $52.8 million in 2002. These amounts represent 47.9%, 49.4% and 50.2% of our total revenue for 2004, 2003 and 2002, respectively. The increase in maintenance and subscription revenue during 2004 over 2003 is comprised of $7.0 million from new maintenance contracts associated with new license agreements, $1.3 million of incremental subscriptions, and $1.8 million from inflationary rate adjustments, offset by $2.0 million of maintenance contracts that were not renewed. Comparatively, maintenance and subscription growth in 2003 over 2002 is comprised of $6.0 million from new maintenance contracts associated with new license agreements, $0.6 million of additional subscription revenue, offset by $1.0 million of maintenance contracts not renewed.
Other revenue
Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue of $4.3 million in 2004 remained virtually unchanged from 2003 revenue of $4.4 million and decreased from 2002 revenue of $5.1 million. The decrease from 2002 to 2003 is due to declining sales of computer-based training modules that we transitioned to web-based subscription revenue. This computer-based training revenue continued to decline during 2004 but was offset by revenue from higher reimbursable travel costs associated with our services business. Other revenue represents 3.1%, 3.7% and 4.9% of total revenue for 2004, 2003 and 2002, respectively.
Cost of revenue
Cost of license fees
Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $3.9 million in 2004 increased by $1.1 million, or 39.3%, compared with $2.8 million in 2003. Cost of license fees in 2003 increased $0.3 million, or 12.0%, from $2.5 million in 2002. These amounts represent 15.5%, 13.2% and 12.4% of license fee revenue in 2004, 2003 and 2002, respectively. Royalty payments for The Patron Edge software of $0.5 million were the largest factor in the increasing cost of license fees in 2004. The increase in 2003 is principally the result of increased commissions paid to variable resellers. The increase in costs from 2002 to 2003 was reduced by the acceleration of the recognition of prepaid royalty expense in 2002, resulting from the decision to stop incorporating certain third party software into our products, and the resulting absence of these costs in 2003.
Cost of services
Cost of services is principally comprised of salary and benefits, including non-cash stock-based compensation charges, third-party contractor expenses, data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. Cost of services of $22.1 million in 2004 increased $1.1 million, or 5.2%, compared with $21.0 million in 2003. These amounts represent 52.0% and 61.7% of total services revenue for 2004 and 2003, respectively. Cost of services in 2003 increased $6.8 million, or 47.9%, from $14.2 million in 2002. Headcount additions and related expenses increased in 2004 and were partially offset by a $3.9 million decrease in stock option compensation expense. The increase in services costs in 2003 was related to additional headcount as well as $3.3 million of stock option compensation expense
Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock option compensation. For a tabular presentation of these items, see note 14 of the Notes to the consolidated financial statements.
Cost of revenue in providing consulting, installation, and implementation services was $12.6 million, $8.8 million and $6.6 million in 2004, 2003 and 2002, respectively. These amounts represent 54.4%, 50.7% and 55.9% of the related revenue in 2004, 2003 and 2002, respectively. The absolute dollars increased in both years as a result of increased headcount associated with meeting customer demand for consulting services. Consulting margins year over year fluctuated with changes in operating efficiencies.

Cost of revenue in providing customer training and education was $4.6 million, $4.2 million and $4.3 million in 2004, 2003 and 2002, respectively. These costs represent 32.0%, 32.1%, and 33.9% of the related revenue for 2004, 2003 and 2002, respectively. The cost increase in 2004 was related to additional headcount to provide training. The margin continues to improve due to focused efforts to reduce costs associated with our regional training sessions.
Cost of revenue in providing donor prospect research and data-modeling services (analytic services) was $2.3 million, $1.8 million and $0.9 million 2004, 2003 and 2002, respectively. These amounts represent 44.4%, 51.1% and 40.9% of related revenues for 2004, 2003 and 2002, respectively. The variable costs of data used to perform analytics on customer data as well as increased headcount caused the expense increases in both years. Margin decline from 2002 to 2003 is due to larger data-related expenses for our WealthPoint service launched in July 2003.
Cost of maintenance and subscriptions
Cost of maintenance and subscriptions is primarily comprised of salary and benefits, including non-cash stock-based compensation, third-party contractor expenses, data expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of maintenance and subscriptions in 2004 of $10.5 million was a $1.3 million decrease from $11.8 million in 2003, which includes costs associated with our attempts to develop a subscription-based patron management business during 2003. Costs in 2003 rose $1.2 million, or 11.3%, from $10.6 million in 2002. These amounts represent 15.8%, 20.3% and 20.1% of recurring revenue for 2004, 2003 and 2002, respectively.
Cost of other revenue
Cost of other revenue includes salaries and benefits, costs of business forms, reimbursable expense relating to the performance of services at customer locations, and an allocation of facilities and depreciation expenses. Cost of other revenue for 2004, 2003 and 2002, respectively, was $4.0 million, $3.7 million and $3.6 million. These costs represent 92.4%, 85.3% and 70.4% of other revenue for 2004, 2003 and 2002, respectively. The absolute dollar increase as well as the margin decrease each year is due to the increase in reimbursable expenses relating to providing services at clients’ sites.
Operating expenses
Sales and marketing
Sales and marketing expenses include salaries and related human resource costs of our sales and marketing organizations, travel and entertainment expenses, sales commissions, advertising and marketing materials, public relations and an allocation of facilities and depreciation expenses. Sales and marketing costs increased $5.5 million, or 25.1%, from $21.9 million in 2003 to $27.4 million in 2004. These amounts exclude a benefit of $0.1 million and an expense of $1.8 million from stock option compensation during 2004 and 2003, respectively, which is recorded as a separate item in total operating expenses. Sales and marketing expenses represent 19.8% and 18.5% of total revenue in 2004 and 2003, respectively. Sales and marketing expenses in 2003 increased $2.7 million, or 14.1%, from $19.2 million in 2002, which is 18.2% of total revenue in 2002. Both years’ increased costs are due to higher commissions paid related to higher commissionable sales in each year as well as increases in the size and skill set of our sales force.
Research and development
Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $17.9 million in 2004 increased $2.4 million, or 15.5%, over 2003 costs of $15.5 million. These amounts exclude a benefit of $0.5 million and an expense of $2.3 million from stock option compensation in 2004 and 2003, respectively, which is recorded as a separate item in total operating expenses. Research and development expenses represent 12.9% and 13.1% of total revenue in 2004 and 2003, respectively. Research and development costs in 2003 increased $1.1 million, or 7.6%, from $14.4 million in 2002, which represents 13.7% of total operating revenue that year. During 2003 and 2004, certain development work was transferred offshore resulting in $0.8 million of incremental costs each year. Additionally, in 2004, we incurred $1.6 million more salary and human resource expenses as we added programmers and developers for new product offerings, including The Education Edge.
General and administrative
General and administrative expenses consist primarily of salaries and related human resource costs for general corporate functions, including finance, accounting, legal, human resources, facilities and corporate development, third-party professional fees, insurance, and other administrative expenses. General and administrative expenses were $12.2 million, $11.1 million and $10.6 million in the years ended 2004, 2003 and 2002, respectively. These amounts exclude $19.6 million and $19.5 million of stock option compensation expense in 2004 and 2003, respectively. General administrative expenses represent 8.8%, 9.4% and 10.1% of total revenue in 2004, 2003 and 2002, respectively. The increase in costs in absolute dollars in 2004 compared to 2003 is principally due to increased insurance costs, investor relations costs and accounting and legal fees associated with operating as a public company. The increase in costs in absolute dollars in 2003 compared to 2002 is the result of increased headcount and a benefit in 2002 of $0.4 million in 401k forfeitures that did not recur in 2003.
Costs of initial public offering
The costs of our initial public offering, which were $2.5 million during 2004, include professional fees such as attorney and accountant fees, printing costs and filing fees.
Stock option compensation
Stock option compensation, included in operating expenses, represents the benefit or charge taken for the difference between the estimated fair value of our common stock and the exercise price of certain variable stock option grants to personnel in sales and marketing, research and development, and general and administrative functions. The value of these variable grants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in our closing trading price from one reporting period to the next will likely result in a benefit to us, and increases in our closing trading price will likely result in charges to expense. We have separately disclosed stock option compensation throughout this discussion and in our financial statements and we have shown a reconciliation of stock option compensation as it relates to sales and marketing, research and development, and general and administrative expenses on the statement of operations, because in managing our operations we believe these benefits and costs significantly affect our ability to better understand and manage other operating expenses and cash needs. We are amortizing the deferred compensation benefits and costs over the vesting periods of the applicable options using the accelerated method as prescribed in FIN No. 28. Stock option compensation, including a $0.6 million benefit recorded in cost of revenue, was an expense of $18.4 million in 2004, which was a decrease of $9.1 million from $27.5 million in 2003 which included $3.8 million of expense recorded in cost of revenue. The decrease is principally the result of adjusting the deferred compensation associated with approximately 3.0 million options to the initial public offering price of $8.00 per share, down from the previously estimated value of $9.60 per share at December 31, 2003. Because the provisions in these particular grants that require variable accounting expire at an IPO, these 3.0 million options are no longer subject to variable accounting treatment. The remaining 3.5 million options held by our CEO have been adjusted from $9.60 per share to our closing stock price of $14.64 per share at December 31, 2004 and will continue to be accounted for as a variable award until such options are fully exercised.

Interest expense
Interest expense was reduced to $0.3 million in 2004 from $2.6 million in 2003 and $4.4 million in 2002. The decrease in interest expense is directly related to repayment of our term loan early in 2004. The decrease from 2002 to 2003 was due to principal payments on debt.
Other income
Other income consists principally of foreign exchange gains or losses and miscellaneous non-operating income and expense items. Other income, from foreign exchange gains in each year, was $0.4 million, $0.2 million, and $0.1 million in 2004, 2003 and 2002, respectively.
Income tax provision
We had an effective tax rate of 35.4%, 113.8% and 37.0% in 2004, 2003 and 2002, respectively. In 2003, the unusual rate was attributable to permanent differences resulting from the portion of stock option compensation associated with incentive stock options. The effect on the 2003 effective rate was due to the stock option compensation charge taken in 2003 compared to the absence of such a charge in 2002. The tax rate was less affected by these matters in 2004, and we expect these matters will have minimal impact on our tax rate in future years.
Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. Federal income tax rate of 34.8%. This rate is based on our expectation that our deductible and taxable temporary differences will reverse over a period of years during which, except for 2005 and 2006 due to stock option exercises, we will have annual taxable income exceeding $10.0 million per year. This estimated rate has increased from 34% in 2003. The impact of this change in 2004 is a current year reduction in income tax and an increase in the deferred tax asset of approximately $1.8 million. If our results of operations worsen in the future, such that our annual taxable income will be expected to fall below $10.0 million, we will adjust our deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. Federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
Liquidity and capital resources
At December 31, 2004, cash and cash equivalents totaled $42.1 million, compared to $6.7 million at December 31, 2003. The increase in cash and cash equivalents during 2004 is principally the result of cash generated from operations of $43.5 million reduced by $3.2 million in capital spending and $4.6 million in financing cash outflows comprised of principal payments on debt, capital leases and payment of deferred financing fees offset by proceeds from the exercise of stock options.
On September 30, 2004, we closed a new $30.0 million revolving credit facility, which replaces our prior $15.0 million revolving credit facility that was terminated in July 2004. Amounts borrowed under this facility are available for working capital and general corporate purposes. No amounts were drawn under the facility at closing and there is no outstanding balance as of the date of this filing. Amounts borrowed under the new $30.0 million revolving credit facility bear interest, at our option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on our consolidated leverage ratio. Amounts outstanding under the new facility are guaranteed by our operating subsidiaries and the facility is subject to restrictions on certain types of transactions and certain covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. Additionally, the credit facility restricts our ability to declare and pay dividends on our common stock. When there are no outstanding amounts under the credit facility, we may pay dividends to stockholders in an aggregate amount of up to 100% of cash on hand as of the most recent fiscal quarter end. When there are outstanding amounts under the credit facility, we may pay dividends to stockholders in an aggregate amount of up to (1) 35% of cash on hand as of the most recent fiscal quarter end, if the ratio of total indebtedness to EBITDA (as calculated under the credit facility) as of the most recent quarter end is less than 1.00 to 1.00, or (2) 25% of cash on hand as of the most recent fiscal quarter end, if such ratio is equal to or greater than 1.00 to 1.00. Additionally, in order to pay dividends, we must be in compliance with the credit facility, including each of the financial covenants and we must have cash on hand of at least $3,000,000, each after giving effect to the payment of dividends. The credit facility has a three-year term expiring September 30, 2007.
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
We announced on February 1, 2005 the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.05 per share, paid on February 28, 2005 to stockholders of record on February 14, 2005. While we intend to continue to pay quarterly dividends, such payments are subject to our future operating and financial performance, capital expenditures, working capital requirements and other factors. Accordingly, our board of directors may modify or revoke this policy at any time. See “Dividend policy and restrictions” for more information.
Simultaneous with the announcement of the dividend policy, we announced that our board of directors has approved a stock repurchase program to purchase of up to $35.0 million of our outstanding shares of common stock in open market or privately negotiated transactions from time to time. Any open market purchases under the repurchase program will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. We may choose to not purchase any shares of our common stock and our board of directors may decide, in its absolute discretion, at any time and for any reason, to terminate the stock repurchase program.
We believe that we will have sufficient cash, cash equivalents and working capital provided by operations to pay our proposed quarterly dividends, repurchase $35.0 million worth of our common stock and fund our operations, capital expenditures and other obligations over the next 12 months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control. See “Dividend policy and restrictions” for more information.
Operating cash flow
Net cash provided by operating activities of $43.5 million in 2004 increased by $6.9 million, or 18.9%, compared with $36.6 million in 2003. Net cash provided by operating activities during 2003 increased $4.1 million, or 12.6%, compared to $32.5 million in 2002. During these years, our cash flows from operations were derived primarily from (i) our earnings from on-going operations prior to non-cash expenses such as stock option compensation, depreciation and amortization, and adjustments to our provision for sales returns and allowances (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense, (iii) changes in our working capital, which are primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing cash inflows of $3.1 million, $1.7 million and $0.5 million in 2004, 2003 and 2002, respectively), and changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets (collectively representing cash inflows of $6.3 million, $1.7 million and $0.4 million in 2004, 2003 and 2002, respectively) due to timing of payments.
Investing cash flow
Net cash used in 2004 investing activities was $3.2 million compared to $3.7 million of net cash used in investing activities during 2003 and $2.0 million in 2002. These amounts represent the purchase of property and equipment of $3.0 million, $2.7 million and $1.5 million in 2004, 2003 and 2002, respectively.

Additionally, there were contingent payments related to the 2002 acquisition of AppealMaster in the U.K. of $0.2 million, $0.4 million and $0.5 million in 2004, 2003 and 2002, respectively, and payments associated with our attempts to develop a subscription-based patron management business in 2003.
Financing cash flow
Net cash used in financing activities for 2004 was $4.6 million which was comprised of the final $5.0 million debt principal payments and $0.1 million of capital lease principal payments, offset by $0.7 million in proceeds from the issuance of common stock associated with the exercise of stock options. Additionally, we entered into a new credit agreement during September 2004 and paid $0.2 million in deferred financing fees.
Comparatively, net cash used in financing activities for 2003 was $45.1 million, which primarily consisted of principal payments made on our term loan. In addition, we paid $0.3 million on capital leases relating to furniture and equipment. Partially offsetting these payments were $0.2 million we received as proceeds from the issuance of common stock associated with the exercise of stock options. Net cash used in financing activities during 2002 of $20.5 million consists of $19.7 million in term loan payments and $0.8 million in capital lease principal payments.
Commitments and contingencies
As of December 31, 2004, we had no outstanding debt, having repaid the last $5.0 million under the term loan related to the October 1999 recapitalization.
At December 31, 2004 we had future minimum lease commitments of $27.1 million as follows (amounts in thousands):

	Payments Due by Period

	2005	2006-2007	2008-2009	2010 and after	Totals

Operating leases	$4,688	$9,574	$9,770	$3,002	$27,034
Capital leases	45	—	—	—	45

Payments due under capital leases include $1,000 of interest.
These commitments have not been reduced by the future minimum lease commitments under various sublease agreements extended through 2008.
In addition, we have a commitment of $200,000 payable annually through 2009 for certain naming rights with an entity which, until our initial public offering on July 22, 2004, was owned by a minority stockholder and we have incurred expense of $200,000 under this agreement for 2004.
Foreign currency exchange rates
Approximately 15.1% of our total net revenue for year ended 2004 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.4 million at December 31, 2004.
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
Statements contained in this Form 10-K which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: continued success in sales growth; adoption of our products and services by nonprofits; uncertainty regarding increased business and renewals from existing customers; risk associated with product concentration; lengthy sales and implementation cycles; economic conditions and seasonality; competition; risks associated with management of growth; risks associated with acquisitions; technological changes that make our products and services less competitive; the ability to attract and retain key personnel; and the other risk factors set forth from time to time in our SEC filings.
New accounting pronouncements
In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. This statement was subsequently amended under the provisions of FIN 46-R, which is effective for public entities no later than the end of the first reporting period ending after March 15, 2004. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of this interpretation has not had a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.
In November 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — An Amendment of APB No. 29” (“FAS 153”). The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance or are not expected to result in significant changes in the cash flows of the reporting entity. We do not believe that the adoption of FAS 153 will have a significant effect on our financial statements.
On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. This revised standard will be effective for the Company’s quarterly reporting period beginning July 1, 2005.
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options, except for those accounted for under the variable accounting provisions of APB 25. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s results of operations, although management believes it will not have a material impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because the Company has not yet determined its transition method and because it will depend on levels of share-based payments granted in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Due to the nature of our short-term investments and our lack of material debt, we have concluded that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Item 8.	Financial Statements and Supplementary Data
The information required by this Item is set forth in the Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Control and Procedures
(a) Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.
(b) No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information
None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Information required by this Item concerning our directors is incorporated by reference from the section captioned “Election of Directors” contained in our proxy statement related to the 2005 Annual Meeting of Stockholders scheduled to be held on June 21, 2005, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form  10-K.
The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15)of the National Association of Securities Dealers’ listing standards. The Board of Directors has also determined that Andrew M. Leitch is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.
Our Board of Directors has adopted a code of business conduct and ethics that applies to all of our directors and employees. Our Board has also adopted a separate code of ethics for our Chief Executive Officer and all senior financial officers, including our Chief Financial Officer and the principal accounting officer or controller, or persons performing similar functions. We will provide copies of our code of business conduct and code of ethics without charge upon request. To obtain a copy of our code of conduct and code of ethics, please send your written request to Blackbaud, Inc., 2000 Daniel Island Drive, Charleston, South Carolina 29492, Attn: General Counsel. Our code of business conduct and code of ethics are also located on our website at www.blackbaud.com.
The information required by this Item concerning executive officers of the Registrant is set forth in Part I of this report.
The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the information under the section captioned “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” contained in the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” contained in the proxy statement.

Item 13.	Certain Relationships and Related Transactions
The information required by this Item is incorporated by reference to the information under the section captioned “Certain Transactions” contained in the proxy statement.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the information under the section captioned “Principal Accountant Fees and Services” contained in the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements
The following statements are filed as part of this report:
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
(b) Exhibits

		Filed In

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

2.1	Agreement and Plan of Merger and Reincorporation dated April 6, 2004.	S-1	04/06/04	2.1

3.1	Certificate of Incorporation of Blackbaud, Inc.	S-1	04/06/04	3.1

3.2	By-laws of Blackbaud, Inc.	S-1	04/06/04	3.2

10.1	Investor Rights Agreement dated as of October 13, 1999 among Blackbaud, Inc. and certain of its stockholders.	S-1	02/20/04	10.1

10.2	Employment and Noncompetition Agreement dated as of March 1, 2000 between Blackbaud, Inc. and Robert J. Sywolski.	S-1	02/20/04	10.2

10.3	Option Agreement dated as of March 8, 2000 between Blackbaud, Inc, and Robert J. Sywolski.	S-1	02/20/04	10.3

10.4	Lease Agreement dated October 13, 1999 between Blackbaud, Inc., and Duck Pond Creek, LLC.	S-1	02/20/04	10.4

10.5	Trademark License and Promotional Agreement dated as of October 13, 1999 between Blackbaud, Inc. and Charleston Battery, Inc.	S-1	02/20/04	10.5

10.6	Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1	04/06/04	10.6

10.7	Blackbaud, Inc. 2000 Stock Option Plan, as amended.	S-1	04/06/04	10.7

10.8	Blackbaud, Inc. 2001 Stock Option Plan, as amended.	S-1	04/06/04	10.8

10.9	Form of Software License Agreement.	S-1	02/20/04	10.9

10.10	Form of Professional Services Agreement.	S-1	02/20/04	10.10

10.11	Form of NetSolutions Services Agreement.	S-1	02/20/04	10.11

10.12	Standard Terms and Conditions for Software Maintenance and Support.	S-1	02/20/04	10.12

10.13	Credit Agreement dated as of October 13, 1999 among Blackbaud, Inc., Bankers Trust Company, Fleet National Bank, First Union Securities, Inc. and the lenders party thereto.	S-1	04/06/04	10.13

		Filed In

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.14	First Amendment to Credit Agreement dated as of December 6, 1999 among Blackbaud, Inc., Bankers Trust Company, Fleet Boston Corporation, First Union Securities, Inc., and the lenders party thereto.	S-1	04/06/04	10.14

10.15	Second Agreement to Credit Agreement dated as of December 19, 2000 among Blackbaud, Inc., Bankers Trust Company, Fleet Boston Corporation, First Union Securities, Inc., and the lenders party thereto.	S-1	02/20/04	10.15

10.16	Third Amendment to Credit Agreement dated as of May 16, 2001 among Blackbaud, Inc., Blackbaud, LLC, Bankers Trust Company, Fleet Boston Corporation, First Union Securities, Inc., and the lenders party thereto.	S-1	02/20/04	10.16

10.17	Letter Agreement dated March 23, 2004 between the Company and certain of its stockholders relating to registration rights held by those stockholders.	S-1	04/06/04	10.17

10.18	Employment and Noncompetition Agreement dated as of April 1, 2004 between Blackbaud, Inc. and Robert J. Sywolski.	S-1	06/16/04	10.18

10.19*	Software Transition Agreement dated as of January 30, 2004 between Blackbaud, Inc. and United Way of America.	S-1	04/06/04	10.19

10.20	Blackbaud, Inc. 2004 Stock Plan.	S-1	04/06/04	10.20

10.21	Commitment Letter for Arrangement of Senior Credit Facility dated June 1, 2004 from Wachovia Bank, N.A.	S-1	06/16/04	10.21

10.22	Credit Agreement dated September 30, 2004 by and among Blackbaud, Inc., as borrower, the lenders referred to therein and Wachovia Bank, National Association.	8-K	10/05/04	10.22

10.23	Guaranty Agreement dated September 30, 2004 by and among Blackbaud, LLC, as guarantor, in favor of Wachovia Bank, National Association.	8-K	10/05/04	10.23

10.24	Form of Notice of Stock Option Grant and Stock Option Agreement under the Blackbaud, Inc. 2004 Stock Plan.	10-Q	11/12/04	10.24

21.1	Subsidiaries of Blackbaud, Inc.	S-1	07/19/04	21.1

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Filed In

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

/s/ Robert J. Sywolski

Robert J. Sywolski
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form  10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/s/ Robert J. Sywolski Robert J. Sywolski	President, Chief Executive Officer (Principal Executive Officer) and Director	Date: March 11, 2005

/s/ Timothy V. Williams Timothy V. Williams	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 11, 2005

/s/ Paul V. Barber Paul V. Barber	Director	Date: March 11, 2005

/s/ Marco W. Hellman Marco W. Hellman	Director	Date: March 11, 2005

/s/ Dr. Sandra R. Hernández Dr. Sandra R. Hernández	Director	Date: March 11, 2005

/s/ Andrew M. Leitch Andrew M. Leitch	Director	Date: March 11, 2005

/s/ David R. Tunnell David R. Tunnell	Director	Date: March 11, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Blackbaud, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Blackbaud, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 14, 2005

Blackbaud, Inc.
Consolidated balance sheets

	December 31,

(in thousands, except share, and per share amounts)	2004	2003

Assets
Current assets:
Cash and cash equivalents	$42,144	$6,708
Accounts receivable, net of allowance of $1,420 and $1,222, respectively	19,580	15,297
Other current assets	1,806	2,713
Deferred tax asset, current portion	542	1,799

Total current assets	64,072	26,517
Property and equipment, net	7,199	6,621
Deferred tax asset	87,522	86,966
Goodwill	1,673	1,386
Deferred financing fees, net	133	156
Other assets	209	99

Total assets	$160,808	$121,745

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$2,653	$2,590
Current portion of long-term debt and capital lease obligations	44	142
Accrued expenses and other current liabilities	16,019	10,438
Deferred revenue	52,303	43,673

Total current liabilities	71,019	56,843
Long-term debt and capital lease obligations	—	5,044

Total liabilities	71,019	61,887
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized	—	—
Common stock, $0.001 par value and no par value; 180,000,000 and 95,000,000 shares authorized, 42,549,056, and 42,408,872 shares issued and outstanding in 2004 and 2003, respectively	43	41,613
Additional paid-in capital	55,292	—
Deferred compensation	(1,064)	(4,795)
Accumulated other comprehensive income	355	518
Retained earnings	35,163	22,522

Total stockholders’ equity	89,789	59,858

Total liabilities and stockholders’ equity	$160,808	$121,745

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of operations

	Years ended December 31,

(in thousands, except share and per share amounts)	2004	2003	2002

Revenue
License fees	$25,387	$21,339	$20,572
Services	42,555	34,042	26,739
Maintenance and subscriptions	66,487	58,360	52,788
Other revenue	4,316	4,352	5,130

Total revenue	138,745	118,093	105,229

Cost of revenue
Cost of license fees	3,923	2,819	2,547
Cost of services (of which $(540) and $3,342 in the years ended December 31, 2004 and 2003, respectively, was stock option compensation (benefit) expense)	22,146	21,006	14,234
Cost of maintenance and subscriptions (of which $(91) and $505 in the years ended December 31, 2004 and 2003, respectively, was stock option compensation (benefit) expense)	10,484	11,837	10,588
Cost of other revenue	3,986	3,712	3,611

Total cost of revenue	40,539	39,374	30,980

Gross profit	98,206	78,719	74,249

Sales and marketing	27,437	21,883	19,173
Research and development	17,875	15,516	14,385
General and administrative	12,240	11,085	10,631
Amortization	32	848	1,045
Costs of initial public offering	2,455	—	—
Stock option compensation	19,010	23,691	—

Total operating expenses	79,049	73,023	45,234

Income from operations	19,157	5,696	29,015
Interest income	331	97	138
Interest expense	(272)	(2,559)	(4,410)
Other income, net	356	235	63

Income before provision for income taxes	19,572	3,469	24,806
Income tax provision	6,931	3,947	9,166

Net income (loss)	$12,641	$(478)	$15,640

Earnings (loss) per share
Basic	$0.30	$(0.01)	$0.37
Diluted	$0.27	$(0.01)	$0.37
Common shares and equivalents outstanding
Basic weighted average shares	42,496,280	42,395,594	42,360,410
Diluted weighted average shares	46,540,790	42,395,594	42,360,410
Summary of stock option compensation (benefit) expense
Cost of services	$(540)	$3,342	$—
Cost of maintenance and subscriptions	(91)	505	—

Total cost of revenue	(631)	3,847	—

Sales and marketing	(112)	1,817	—
Research and development	(457)	2,341	—
General and administrative	19,579	19,533	—

Total operating expenses	19,010	23,691	—

Total stock option compensation expense	$18,379	$27,538	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows

	Years ended December 31,

(in thousands)	2004	2003	2002

Cash flows from operating activities
Net income (loss)	$12,641	$(478)	$15,640
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,489	2,781	2,447
Amortization	32	848	1,045
Provision for doubtful accounts and sales returns	1,328	1,176	2,520
Stock option compensation	16,600	25,845	—
Amortization of deferred financing fees	184	858	935
Deferred taxes	701	2,178	9,010
Tax benefit from nonqualified stock option exercises	179	—	—
Changes in assets and liabilities, net of impact from acquisitions
Accounts receivable	(5,089)	(2,737)	(4,364)
Other current assets and other assets	785	(1,424)	(238)
Trade accounts payable	54	470	69
Accrued expenses and other current liabilities	5,462	2,662	571
Deferred revenue	8,183	4,407	4,835

Total adjustments	30,908	37,064	16,830

Net cash provided by operating activities	43,549	36,586	32,470

Cash flows from investing activities
Purchase of property and equipment	(3,039)	(2,666)	(1,493)
Purchase of net assets of acquired company	(166)	(1,082)	(500)

Net cash used in investing activities	(3,205)	(3,748)	(1,993)

Cash flows from financing activities
Repayments on long-term debt and capital lease obligations	(5,142)	(45,295)	(20,471)
Proceeds from exercise of stock options	674	232	—
Payment of deferred financing fees	(162)	—	—

Net cash used in financing activities	(4,630)	(45,063)	(20,471)

Effect of exchange rate on cash and cash equivalents	(278)	230	(47)

Net increase (decrease) in cash and cash equivalents	35,436	(11,995)	9,959
Cash and cash equivalents, beginning of period	6,708	18,703	8,744

Cash and cash equivalents, end of period	$42,144	$6,708	$18,703

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$45	$1,285	$3,683
Taxes	4,009	1,612	195
Noncash activities
Change in fair value of derivative instruments	$—	$389	$(605)

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity and comprehensive income

					Accumulated
		Common stock		Additional	other			Total
Year ended December 31,	Comprehensive			paid-in	comprehensive	Deferred	Retained	stockholders’
(in thousands, except share amounts)	income	Shares	Amount	capital	income (loss)	compensation	earnings	equity

Balance, December 31, 2001		42,360,410	$10,740	$—	$238	$—	$7,360	$18,338
Derivative instruments	$(605)	—	—	—	(605)	—	—	(605)
Translation adjustment, net of tax	134	—	—	—	134	—	—	134
Net income	15,640	—	—	—	—	—	15,640	15,640

Comprehensive income	$15,169

Balance, December 31, 2002		42,360,410	10,740	—	(233)	—	23,000	33,507
Exercise of stock options	$—	48,462	232	—	—	—	—	232
Derivative instruments	389	—	—	—	389	—	—	389
Translation adjustment, net of tax	362	—	—	—	362	—	—	362
Deferred compensation related to options issued to employees	—	—	30,756	—	—	(32,448)	—	(1,692)
Reversal of deferred compensation related to option cancellations	—	—	(115)	—	—	115	—	—
Amortization of deferred compensation	—	—	—	—	—	27,538	—	27,538
Net loss	(478)	—	—	—	—	—	(478)	(478)

Comprehensive income	$273

Balance, December 31, 2003		42,408,872	41,613	—	518	(4,795)	22,522	59,858
Exercise of stock options	$—	140,184	480	194	—	—	—	674
Translation adjustment, net of tax	(163)	—	—	—	(163)	—	—	(163)
Deferred compensation related to options issued to employees	—	—	82	12,903	—	(14,764)	—	(1,779)
Reversal of deferred compensation related to option cancellations	—	—	(82)	(34)	—	116	—	—
Amortization of deferred compensation	—	—	—	—	—	18,379	—	18,379
Tax impact of exercise of nonqualified stock options	—	—	—	179	—	—	—	179
Reclassification of common stock to additional paid in capital resulting from the establishment of par value	—	—	(42,050)	42,050	—	—	—	—
Net income	12,641	—	—	—	—	—	12,641	12,641

Comprehensive income	$12,478

Balance, December 31, 2004		42,549,056	$43	$55,292	$355	$(1,064)	$35,163	$89,789

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements

1.	Organization and summary of significant accounting policies
Organization
Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. At the end of 2004, the Company had over 12,700 active customers distributed across multiple verticals within the nonprofit market including religion; education; foundations; health and human services; arts and cultural; public and societal benefits; environment and animal welfare; and international and foreign affairs.
Delaware Reincorporation; Initial Public Offering
On July 16, 2004, the Company was reincorporated under the laws of the State of Delaware and, accordingly, under its certificate of incorporation effective that date, its authorized stock consists of 180,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.
The Company’s registration statement, filed on Form S-1 (Registration No. 333-112978) under the Securities Act of 1933, in connection with the initial public offering of its common stock, was declared effective by the SEC on July  22, 2004. On July 27, 2004 the Company completed its initial public offering in which it sold, for the benefit of selling stockholders, a total of 8,098,779 shares of common stock for $8.00 per share (before underwriter discounts and commissions), for an aggregate public offering price of $64,790,232. On August 2, 2004, the underwriters exercised their over-allotment option for the purchase of 1,214,817 shares of common stock at $8.00 per share for an additional aggregate public offering price of $9,718,536. All of the shares sold in this offering were sold by selling stockholders and, accordingly, the Company has not received any proceeds from the sale of shares in this offering. Accordingly, the Company has expensed the costs of its initial public offering in its statement of operations, which were $2,455,000 for the year ended December 31, 2004. These costs were primarily comprised of printing, legal and accounting fees.
Recapitalization
Prior to October 13, 1999, the Company was 100% owned by management stockholders. On October 13, 1999, the Company completed a transaction in which it used cash on hand and proceeds from a new term loan to repurchase a portion of its then outstanding common stock from management stockholders. On the same date, an entity controlled by certain investment partnerships, Pobeda Partners Ltd., also purchased shares of the Company’s common stock from management stockholders.
The Company accounted for the above transactions as a recapitalization. The stock repurchased by the Company was accounted for as a treasury stock transaction and the carrying values of the assets and liabilities did not change for financial reporting purposes. For income tax purposes, Pobeda and the management stockholders elected to treat the transaction under Section 338(h)(10) of the Internal Revenue Code; consequently, the tax basis of the assets and liabilities of the Company were restated to their fair values at the date of the transaction. The deferred tax asset resulting from differences in bases of the assets and liabilities between financial and income tax reporting was accounted for as an increase in stockholders’ equity.
As part of the recapitalization transaction, the Company agreed to pay certain management stockholders and employees a total of $9,975,000 for past and future services. This amount was paid 25% at consummation of the recapitalization and the remainder ratably every six months over a three-year period.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
Compensation expense for past services of $7,198,500 was recognized and expensed at the time of the recapitalization in 1999, because this amount was not contingent upon future service. The remainder was contingent upon future service and, accordingly, was recognized as expense ratably over the following three years. An employee who left the Company during the three year period forfeited $50,000 of this amount. Expense of $814,000, $950,000 and $962,500 was recognized for the years ended December 31, 2002, 2001 and 2000, respectively. Cash payments of $2,493,750 were made in each of the years ended December 31, 2001, 2000 and 1999 and $2,443,750 in the year ended December 31, 2002. The Company had no future obligation for these payments under the recapitalization agreement after December 31, 2002.
Basis of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the allowance for doubtful accounts receivable, lives of tangible and intangible assets, impairment of long-lived assets, realization of the deferred tax asset, stock option compensation, revenue recognition and provisions for income taxes. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.
Reclassifications
Certain amounts in the prior year consolidated balance sheets, statements of cash flows and notes to the consolidated financial statements have been reclassified to conform to the 2004 presentation.
Revenue recognition
The Company’s revenue is generated primarily by licensing its software products and providing support, training, consulting, technical, hosted software applications and other professional services for those products. The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition”, as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”.
Under these pronouncements, the Company recognizes revenue from the license of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is probable. The Company uses a signed agreement as evidence of an arrangement. Delivery occurs when the product is delivered. The Company’s typical license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s standard payment terms. The Company considers payment terms greater than 90 days to be beyond its customary payment terms. The Company deems collection probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, the Company postpones recognition of the revenue until cash collection. The Company sells software licenses with maintenance and, often times, professional services. The Company allocates revenue

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. Fair value for the maintenance services associated with the Company’s software licenses is based upon renewal rates stated in the Company’s agreements which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand alone basis.
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
The Company’s services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel and lodging related expenses. For small service engagements, less than $10,000, the Company frequently contracts for and bills based on a fixed fee plus reimbursable travel and lodging related expenses. The Company recognizes this revenue upon completion of the work performed. When the Company’s services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the Company’s software and rarely exceed three months in duration. The Company recognizes revenue as these services are performed. The Company recognizes hosting revenue, sold separately from consulting, installation and implementation services, ratably over the service period.
The Company sells training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. The Company recognizes revenue from donor prospect research and data modeling services engagements upon delivery.
To the extent that the Company’s customers are billed and/or pay for the above described services in advance of delivery, the amounts are recorded in deferred revenue.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
Property and equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property and equipment subject to capital leases are depreciated over the term of the lease. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repair and maintenance costs are expensed as incurred.
Construction-in-progress represents purchases of computer software and hardware associated with new internal system implementation projects, which had not been placed in service at the respective balance sheet dates. These assets are transferred to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-process for the years ended December 31, 2004 and 2003.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
Computer software costs represent software purchased from external sources for use in the Company’s internal operations. These amounts have been accounted for in accordance with SOP 98-1, “Accounting For The Cost of Computer Software Developed or Obtained for Internal Use”.
Goodwill and intangible assets
In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, became effective. Under this new standard, the Financial Accounting Standards Board (“FASB”) eliminated amortization of goodwill. In accordance with SFAS No. 142, goodwill is no longer amortized, but instead is tested for impairment at least annually in the fourth quarter of each year using a discounted cash flow valuation methodology to determine the fair value of the reporting units. No impairment of goodwill resulted in 2004, 2003 and 2002. Other intangible assets with finite lives continue to be amortized over their useful lives of three years in accordance with the adoption of SFAS No. 142, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
Identifiable intangible assets, namely technology and customer lists, that arose in connection with acquisitions, have been amortized over their estimated useful lives ranging from three to five years.
Fair value of financial instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and capital leases at December 31, 2004 and 2003. The Company believes that the carrying amounts of these financial instruments, with the exception of long-term debt, approximate their fair values due to the immediate or short-term term maturity of these financial instruments at December 31, 2004 and 2003. Since the variable interest rate on the Company’s long-term debt is set for a maximum of 30 days, the Company believes that the carrying value of long-term debt approximates fair value at December 31, 2004 and 2003. The Company paid off its term loan in the first calendar quarter of 2004 and there is no debt outstanding at December 31, 2004.
Deferred financing fees
Deferred financing fees represent the direct costs of entering into the Company’s credit agreement in October 1999 and its revolving credit facility in September 2004. These costs are amortized as interest expense using the effective interest method. The principal balance of the term loan was paid off in the first calendar quarter of 2004, accordingly the remaining deferred financing fees related to the term loan, were fully recognized as expense. The deferred financing fees related to the revolving credit facility will be amortized over the term of the credit facility. Accordingly, the Company amortized as interest expense $28,000 of deferred financing fees related to the September 2004 revolving credit facility through December 31, 2004.
Deferred compensation and stock-based compensation plans
The Company accounts for stock option compensation based on the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. Certain of the Company’s option grants are accounted for as variable awards under the provisions of APB No. 25. The provision requires the Company to account for these variable awards and record deferred compensation for the difference between the exercise price and the fair market value of the stock at each reporting date. Deferred compensation is amortized using the

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
accelerated method over the vesting period of the related stock option in accordance with FASB Interpretation (“FIN”) No. 28. The Company recognized $18,379,000 and $27,538,000 of stock option compensation expense related to amortization of deferred compensation during the years ended December 31, 2004 and 2003, respectively.
Stock option compensation expense of $18,379,000 for the year ended December 31, 2004 is principally the result of adjusting the deferred compensation associated with approximately 3.5 million options held by the Company’s CEO from the previously estimated value of $9.60 per share used at the end of 2003, to the Company’s closing stock price of $14.64 per share at December 31, 2004. These options will continue to be accounted for as a variable award until such options are fully exercised. The resulting increase in stock option compensation expense before tax for the year ended December 31, 2004 was $19,538,000, or $0.42 per share on a fully diluted basis. A net stock option benefit before tax of $1,159,000, or $0.02 per share on a fully diluted basis, was recorded for the year ended December 31, 2004 and was principally the result of adjusting the deferred compensation associated with approximately 3.0 million options to the initial public offering price of $8.00 per share, down from $9.60 per share. Because the provisions in these particular grants that require variable accounting expired upon the Company’s IPO, these options are no longer subject to variable accounting treatment.
The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.
Had compensation cost been determined under the market value method using Black-Scholes valuation principles, net income (loss) would have been decreased (increased) to the following pro forma amounts:

	Years ended December 31,

(in thousands, except share amounts)	2004	2003	2002

Net income (loss), as reported	$12,641	$(478)	$15,640
Total stock option compensation expense, net of related tax effects included in the determination of net income (loss) as reported	13,487	19,855	—
Total stock option compensation expense, net of related tax effects that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(14,176)	(13,525)	(1,636)

Pro forma net income	$11,952	$5,852	$14,004

Earnings (loss) per share:
Basic, as reported	$0.30	$(0.01)	$0.37
Basic, pro forma	$0.28	$0.14	$0.33
Diluted, as reported	$0.27	$(0.01)	$0.37
Diluted, pro forma	$0.26	$0.13	$0.33

The pro forma amount reflects all options granted. Pro forma compensation cost may not be representative of that expected in future years.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

	Years ended December 31,

	2004	2003	2002

Volatility	77.47%	0.00%	0.00%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.83%	3.68%	3.54%-6.69%
Expected option life in years	7.49	7.47	7.27

Income taxes
Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with the recapitalization agreement, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon the conversion and in connection with the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset as a result of the recapitalization agreement. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The income tax expense has been computed by applying the Company’s statutory tax rate to pretax income, adjusted for permanent tax differences. The Company has not recorded a valuation allowance as of December 31, 2004 and December 31, 2003, as the Company believes it will be able to utilize its entire deferred tax asset. The ability to utilize the deferred tax asset is dependent upon the Company’s ability to generate taxable income.
Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company records its tax provision at the anticipated tax rates based on estimates of annual pretax income. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. The Company’s deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. Federal income tax rate of 34.8%. This rate is based on the Company’s expectation that the Company’s deductible and taxable temporary differences will reverse over a period of years during which, except for 2005 and 2006 due to anticipated stock option exercises, the Company will have annual taxable income exceeding $10,000,000 per year. This estimated rate has increased from 34% in 2003. The impact of this change in 2004 is a current year reduction in income tax and an increase in the deferred tax asset of $1,754,000. If the Company’s results of operations worsen in the future, such that the Company’s annual taxable income will be expected to fall below $10,000,000, the Company will adjust its deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. Federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
Foreign currency translation
The Company’s financial statements are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. For all operations outside the United States, net assets are translated at the current rates of exchange. Income and expense items are translated at the average exchange rate for

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
the year and balance sheet accounts are translated at the period ending rate. The resulting translation adjustments are recorded in accumulated other comprehensive income.
Software development costs
Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has substantially coincided; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to product development expense.
Sales returns and allowance for doubtful accounts
The Company provides customers a 30-day right of return and maintains a reserve for returns which is estimated based on several factors including historical experience and existing economic conditions. Provisions for sales returns are charged against the related revenue items.
In addition, the Company records an allowance for doubtful accounts that reflects estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and existing economic conditions. Accounts are charged against the allowance after all means of collection are exhausted and recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense.
Below is a summary of the changes in the Company’s allowance for doubtful accounts.

	Balance at			Balance
	Beginning			at End
Years Ended December 31,	of Period	Provision	Write-off	of Period

	(In thousands)
2004	$352	$692	$(533)	$511
2003	643	664	(955)	352
2002	534	1,155	(1,046)	643
Below is a summary of the changes in the Company’s allowance for sales returns.

	Balance at			Balance
	Beginning			at End
Years Ended December 31,	of Period	Provision	Write-off	of Period

	(In thousands)
2004	$870	$636	$(597)	$909
2003	566	512	(208)	870
2002	669	1,365	(1,468)	566
Sales commissions
Prior to July 1, 2004, the Company paid sales commissions at the time sales contracts with customers were signed. To the extent that these commissions related to revenue not yet recognized, these amounts were recorded as deferred sales commission costs. Subsequently, the commissions are recognized as expense in the same pattern as the revenue is recognized in accordance with SAB 104. Effective July 1, 2004 the Company changed its commission policy such that commissions are paid based on recognized revenue.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
Below is a summary of the changes in the Company’s deferred sales commission costs.

	Balance at			Balance
	Beginning			at End
Years Ended December 31,	of Period	Additions	Expense	of Period

	(In thousands)
2004	$804	$440	$(900)	$344
2003	478	1,908	(1,582)	804
2002	278	1,241	(1,041)	478
Advertising costs
Advertising costs are expensed as incurred and were $230,000, $376,000 and $371,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
Impairment of long-lived assets
The Company evaluates the recoverability of its property and equipment and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets.
Derivatives
The Company used a derivative financial instrument to manage its exposure to fluctuations in interest rates on its long term debt by entering into an interest rate exchange agreement, a swap.
On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133” and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments and require recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value. Changes in the fair value of highly effective derivatives are recorded in accumulated other comprehensive income. The Company’s swap agreement has been designated and is effective as a cash flow hedge. See note 9.
Shipping and handling
Shipping and handling costs are expensed as incurred and included in cost of license fees. The reimbursement of these costs by the Company’s customers is included in license fees.
Earnings (loss) per share
The Company computes earnings per common share in accordance with SFAS No. 128, “Earnings Per Share”. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) available to common

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options.
Diluted earnings per share for the year ended December 31, 2004 includes the effect of 4,044,510 potential common share equivalents as they are dilutive. Diluted earnings per share for the year ended December 31, 2004 does not include the effect of 37,893 potential common share equivalents as they are anti-dilutive. Diluted net loss per share for the year ended December 31, 2003 does not include the effect of 2,858,850 potential common share equivalents, as their impact would be anti-dilutive. The Company had no dilutive potential common share equivalents for the year ended December 31, 2002.
The following table sets forth the computation of basic and fully diluted earnings per share:

	Years ended December 31,

(in thousands except share amounts)	2004	2003	2002

Numerator:
Net income (loss)	$12,641	$(478)	$15,640

Denominator:
Weighted average common shares	42,496,280	42,395,594	42,360,410
Add effect of dilutive securities:
Employee stock options	4,044,510	—	—

Weighted average common shares assuming dilution	46,540,790	42,395,594	42,360,410

Earnings (loss) per share:
Basic	$.30	$(0.01)	$0.37
Diluted	$.27	$(0.01)	$0.37

New accounting pronouncements
In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. This statement was subsequently amended under the provisions of FIN 46-R, which is effective for public entities no later than the end of the first reporting period ending after March 15, 2004. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of this interpretation has not had a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.
In November 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — An Amendment of APB No. 29” (“FAS 153”). The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance or are not expected to result in significant changes in the cash flows of the reporting entity. We do not believe that the adoption of FAS 153 will have a significant effect on our financial statements.
On December 16, 2004, the Financial Accounting Standards Board issued No. SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
APB 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. This revised standard will be effective for the Company’s quarterly reporting period beginning July 1, 2005.
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options, except for those accounted for under the variable accounting provisions of APB 25. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s results of operations, although management believes it will not have a material impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because the Company has not yet determined its transition method and because it will depend on levels of share-based payments granted in the future.

2.	Acquisitions
In July 2002, to gain market share in the United Kingdom, the Company acquired substantially all of the assets of AppealMaster, Ltd., a software company in the United Kingdom, for $500,000 and additional contingent payments based on future performance, which have been recorded as additional purchase price. This purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of acquisition. The excess consideration above the fair value of net assets acquired of $852,000 was recorded as goodwill in July 2002. In addition, in 2003 the Company paid $62,000 to the previous controlling AppealMaster shareholder for consulting services, as defined in the acquisition agreement and recorded this amount as an expense. The Company may be required to pay up to an additional $224,000 contingent upon cash receipts from customers as defined in the agreement. To the extent that the Company is required to pay all or a portion of this amount, it will be treated as additional consideration and recorded as goodwill. No identifiable intangible assets were recorded as part of the AppealMaster purchase accounting.
During the two-year period ended December 31, 2003, the Company made other acquisitions that were not significant. These acquisitions were accounted for under the purchase method of accounting and the results of operations of the acquirees have been included in the consolidated statement of operations since the acquisition dates. The Company made no acquisitions during the year ended December 31, 2004.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

3.	Property and equipment
Property and equipment includes assets under capital lease of $1,830,000 on a gross basis as of December 31, 2004 and 2003. On a net basis, assets under capital were $488,000 and $750,000 as of December 31, 2004 and 2003, respectively. Property and equipment as of December 31, 2004 and 2003 consisted of the following:

	Estimated	December 31,
	useful life
(in thousands)	(years)	2004	2003

Equipment	3 - 5	$5,063	$4,494
Computer hardware	3 - 5	12,304	10,316
Computer software	3 - 5	4,658	3,428
Construction in progress	—	11	1,025
Furniture and fixtures	7	3,546	3,309
Leasehold improvements	term of lease	260	172

		25,842	22,744
Less: accumulated depreciation		(18,643)	(16,123)

		$7,199	$6,621

Depreciation expense was $2,489,000, $2,781,000 and $2,447,000 for 2004, 2003 and 2002, respectively.

4.	Goodwill
Goodwill consisted of the following as of December 31, 2004 and 2003:

(in thousands)

Balance at December 31, 2002	$852
Payment of contingent consideration	431
Effect of foreign currency translation	103

Balance at December 31, 2003	$1,386
Payment of contingent consideration	166
Effect of foreign currency translation	121

Balance at December 31, 2004	$1,673

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

5.	Other current assets
Other current assets consisted of the following as of December 31, 2004 and 2003:

	December 31,

(in thousands)	2004	2003

Deferred sales commission costs	$344	$804
Prepaid rent	106	467
Prepaid insurance	358	138
Prepaid data costs	65	107
Prepaid real estate commissions	79	107
Prepaid software maintenance and royalties	527	727
Other	327	363

	$1,806	$2,713

6.	Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2004 and 2003:

	December 31,

(in thousands)	2004	2003

Accrued bonuses	$4,090	$2,990
Accrued cash component of stock option compensation	3,472	1,693
Accrued commissions and salaries	1,032	1,386
Customer credit balances	675	779
Taxes payable	4,220	2,018
Accrued accounting and legal costs	491	200
Accrued health care costs	508	202
Other	1,531	1,170

	$16,019	$10,438

7.	Deferred revenue
Deferred revenue consisted of the following as of December 31, 2004 and 2003:

	December 31,

(in thousands)	2004	2003

Maintenance and subscriptions	$42,298	$37,077
Services	9,902	6,594
License fees and other	103	2

	$52,303	$43,673

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

8.	Long-term debt
On October 13, 1999, the Company entered into a $130,000,000 credit agreement with a group of banks. The credit agreement provided for an aggregate availability of $130,000,000, including an $115,000,000 term loan and a $15,000,000 revolving credit facility. Both facilities were scheduled to mature on September 30, 2005. The loans carried interest at the prime rate or Eurodollar rate plus an applicable margin, as defined in the agreement, and were collateralized by all the property of the Company. The Company had no amounts outstanding on the revolving credit facility at December 31, 2004 and 2003. The term loan required payments of principal quarterly with interest payable in either one-, two-, three-, or six-month periods as defined in the agreement. The interest rate on the term loan was 3.61% as of December 31, 2003. The agreement required the Company to maintain certain financial covenants. The most restrictive covenants included (1) limitations on indebtedness of the Company; (2) certain restrictions on dividend distributions; (3) limitations on capital expenditures; (4) minimum interest coverage ratio; (5) maximum leverage ratio; and (6) minimum consolidated adjusted earnings before interest, taxes, depreciation, and amortization, all of the preceding as defined.
During 2001, the Company amended its credit agreement. In connection with this amendment, Blackbaud LLC (“LLC”), a wholly-owned subsidiary of the Company, was created. In addition, Blackbaud Europe and Blackbaud Pacific were incorporated in the United Kingdom and Australia, respectively. The Company transferred all of its operating assets to the LLC and then pledged both the stock and assets of the LLC, as well as 66% of its stock in both Blackbaud Europe and Blackbaud Pacific, to the bank as collateral for the Company’s outstanding term loan. This amendment also changed certain of the Company’s financial covenants and allowed for (1) up to $2,500,000 in expansion expenditures to be incurred by the Company prior to June 30, 2002, as defined, and (2) modified the amount the Company could incur related to acquisition-related expenditures over the term of the agreement. As of December 31, 2003, the Company was in compliance with all of its covenants. The principal balance of the Company’s term loan was paid off during the first calendar quarter of 2004; accordingly, as of December 31, 2004, the Company had no remaining balance on the term loan. The credit agreement was terminated by the Company in July 2004.
Amortization expense for deferred financing costs was $184,000, $858,000 and $935,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Of these amounts $0, $345,000, and $422,000 in 2004, 2003 and 2002, respectively, represented charges associated with earlier than required principal repayment. The deferred financing fees associated with the term loan and credit agreement were fully amortized to interest expense.
Revolving Credit Facility
On September 30, 2004, the Company closed a new revolving credit facility, which replaces its prior $15,000,000 revolving credit facility that was terminated in July 2004. Amounts borrowed under the new $30,000,000 revolving credit facility bear interest, at the Company’s option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on the Company’s consolidated leverage ratio. Amounts outstanding under the new facility are guaranteed by the Company’s operating subsidiaries and the facility is subject to certain covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. Additionally, the credit facility restricts the Company’s ability to declare and pay dividends on its common stock. When there are no outstanding amounts under the credit facility, the Company may pay dividends to its stockholders in an aggregate amount of up to 100% of the Company’s cash on hand as of the most recent fiscal quarter end. When there are outstanding amounts under the credit facility, the Company may pay dividends to its stockholders in an aggregate amount of up to (1) 35% of cash on hand as of the most recent fiscal quarter end, if the ratio of total indebtedness to EBITDA (as calculated under the credit facility) as of the most

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
recent quarter end is less than 1.00 to 1.00, or (2) 25% of cash on hand as of the most recent fiscal quarter end, if such ratio is equal to or greater than 1.00 to 1.00. Additionally, in order to pay dividends, the Company must be in compliance with the credit facility, including each of the financial covenants, and the Company must have cash on hand of at least $3,000,000, each after giving effect to the payment of dividends.
There were no principal or interest amounts outstanding under the facility as of December 31, 2004. The termination date of the facility is September 30, 2007.

9.	Derivative financial instruments
The Company’s only derivative instrument, as defined under the various technical pronouncement discussed in note 1, was its interest rate swap.
The Company has used interest rate swap agreements in the normal course of business to manage its exposure to interest rate changes. The Company formally documents all relations between its hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. Such agreements are considered hedges of specific borrowings, and differences paid and received under the swap agreements are recognized as adjustments to interest expense. At December 31, 2002, the Company had an interest rate swap agreement that carried a total notional amount of $50,000,000, with the Company paying interest at a fixed rate of 2.738% and receiving a variable amount equal to the one-month Eurodollar rate (1.38% at December 31, 2002). The swap matured on December 29, 2003, and the notional amount of the swap decreased over time commensurate with scheduled repayments of the Company’s debt. The Company recorded interest expense in connection with the swap agreement of $423,000 and $503,000 for the years ended December 31, 2003 and 2002, respectively.
The Company has no outstanding interest rate swap agreements, or other derivative instruments outstanding as of December 31, 2004.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

10.	Commitments and contingencies
The Company currently leases office space and various equipment under operating leases and capital leases. Total rental expense was $3,004,000, $3,064,000 and $3,434,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The future minimum lease commitments related to these agreements, as well as the lease agreement discussed below, are as follows:

Year ending December 31,	Operating	Capital
(in thousands)	leases	leases

2005	$4,217	$45
2006	4,307	—
2007	4,311	—
2008	4,707	—
2009	4,935	—
Thereafter	3,002	—

Total minimum lease payments	$25,479	45
Less: portion representing interest		1

Present value of net minimum lease payments		44
Less: current maturities		44

Long-term maturities		$—

Lease agreement
On October 13, 1999, the Company entered into a lease agreement for office space with Duck Pond Creek, LLC, which is owned by certain current and former minority stockholders of the Company. The term of the lease is for ten years with two five-year renewal options by the Company. The annual base rent of the lease is $4,316,000 payable in equal monthly installments and is included in the above table. The base rate escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement.
The Company has subleased a portion of its headquarters facility under various agreements extending through 2007. Under these agreements, rent expense was reduced by $488,000, $441,000 and $477,000 in 2004, 2003 and 2002, respectively. The operating lease commitments above have been reduced by minimum aggregate sublease commitments of $471,000, $481,000, $475,000, $128,000, and $0 for the periods 2005, 2006, 2007, 2008 and thereafter, respectively. The Company has also received and expects to receive through 2015 quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $1,210,000, $1,077,000 and $848,000 in 2004, 2003 and 2002, respectively.
Other commitments
The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights with an entity principally owned by an individual who, prior to our initial public offering in July 2004, was a minority stockholder of the Company. The Company incurred expense under this agreement of $200,000 per year for each of the three years ended December 31, 2004, 2003 and 2002.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The Company utilizes third party relationships in conjunction with its products. The contractual arrangements vary in length from one to three years. One of these arrangements requires a minimum annual purchase commitment of $50,000, an amount which the Company has exceeded in each of the past three years.
Legal contingencies
The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s financial position or results of operations.

11.	Income taxes
The following summarizes the components of the income tax expense:

	Years ended December 31,

(in thousands)	2004	2003	2002

Current provision	$6,230	$1,769	$156
Deferred provision	701	2,178	9,010

Total provision	$6,931	$3,947	$9,166

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Years ended December 31,

	2004	2003	2002

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes	5.9	10.5	5.3
Effect of change in federal income tax rate	0.8	—	—
Effect of change in federal income tax rate applied to deferred tax asset	(9.0)	—	—
Effect of variable accounting applied to incentive stock options	(0.7)	73.7	—
Change in valuation allowance	—	—	(4.7)
Meals and entertainment	0.5	3.1	0.5
Nondeductible initial public offering costs	4.4	—	—
Adjustment of prior year item	—	(7.5)	—
Other	(0.5)	—	1.9

Income tax provision	35.4%	113.8%	37.0%

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The significant components of the Company’s deferred tax asset were as follows:

	December 31,

(in thousands)	2004	2003

Intangible assets	$72,405	$78,844
Research and other tax credits	—	921
Effect of variable accounting applied to nonqualified stock options	15,117	7,647
Allowance for doubtful accounts	476	465
Other	66	888

	88,064	88,765
Less: current portion	542	1,799

Noncurrent portion	$87,522	$86,966

The Company’s deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. Federal income tax rate of 34.8% based on the Company’s expectation that its deductible and taxable temporary differences will reverse over a period of years during which, except for 2005 and 2006, the Company will have annual taxable income exceeding $10,000,000 per year. This estimated rate has increased from 34% in 2003 to 34.8% in 2004. The impact of this change in 2004 is a current year reduction in income tax and an increase in the deferred tax asset of $1,754,000.
At December 31, 2004, the Company had utilized all of its net operating loss carry forwards for federal income tax purposes.

12.	Stockholders’ equity
Preferred stock
The Company has authorized 20,000,000 shares of preferred stock. No shares were issued and outstanding at December 31, 2004 and 2003. The Company’s board of directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the board of directors.

13.	Employee profit-sharing and stock option plans
The Company has a 401(k) profit-sharing plan (the “Plan”) covering substantially all employees. Employees can contribute between 1% and 30% of their salaries in 2004 and 2003, and between 1% and 15% of their salaries in 2002, and the Company matches 50% of qualified employees’ contributions up to 6% of their salary. The Plan also provides for additional employer contributions to be made at the Company’s discretion. Total matching contributions to the Plan for the years ended December 31, 2004, 2003 and 2002 were $1,139,000, $1,015,000 and $582,000, respectively. These contributions were offset by forfeitures of $138,000, $83,000 and $401,000 in 2004, 2003 and 2002, respectively. There was no discretionary contribution by the Company to the Plan in 2004, 2003 and 2002 thus, there was no accrued liability for the Plan as of December 31, 2004 and 2003.
The Company has adopted four stock options plans: the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 2001 Stock Option Plan (the “2001 Plan”) and the 2004 Stock Plan (the “2004 Plan”) on October 13, 1999, May 2, 2000, July 1, 2001, and March 23, 2004, respectively. The Company’s board of directors administers the above plans and the options are granted at terms determined by them. The total number of authorized stock options under these plans is 10,069,269. All options granted under these plans have a 10-year contractual term.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The option agreements under all of the plans also provide that all unvested options vest upon a change in control of the Company, as defined.
The Company has granted options under the 1999 Plan to purchase shares of common stock at an exercise price of $4.80 per share, of which 1,798,025 were outstanding at December 31, 2004. The options granted under this plan have two vesting schedules. Options totaling 452,310 vest 37.5% after one and a half years following the grant date and the remaining 62.5% vest ratably over two and a half years at six-month intervals. The 1,345,715 remaining options vest ratably over four years at six-month intervals.
The Company has granted options under the 2000 Plan to purchase shares of common stock at an exercise price of $4.80 per share, of which 3,524,244 were outstanding at December 31, 2004. The options vest 25% on the date of grant and the remaining 75% vest in eight equal semi-annual installments beginning on September 30, 2000. In addition to the change in control provision, unvested options also become 50% vested upon consummation of an initial public offering. The option grant under the 2000 Plan also includes a provision whereby the Company will pay a portion of the tax payments of the optionee. The inclusion of this provision requires the Company to account for these options as variable awards under APB 25 and record compensation expense for the difference between the exercise price and the fair market value of the stock at each reporting date.
The accrued cash component of stock option compensation in note 6 represents the tax payments that would be due the optionee under the 2000 Stock Option Plan at December 31, 2004 and 2003. The amount has been calculated using the same assumptions used in estimating stock option compensation expense under the principles of variable accounting.
The Company has granted options under the 2001 Plan to purchase shares of common stock at an exercise price of $4.80, $5.44, $7.20, $8.00 and $9.04 per share, of which 2,727,296, 1,109,943, 103,125, 46,875 and 13,274, respectively, were outstanding at December 31, 2004. The options vest in equal annual installments over four years from the date of grant. The option grants under this plan include a provision whereby the Company has the right to call shares exercised under the grants at a discount from fair market value if the employee is terminated for cause, as defined. This provision expired upon the Company’s initial public offering. The inclusion of this provision requires the Company to account for all options issued under this plan after January 18, 2001 as variable awards and record compensation expense for the difference between the exercise price and the fair market value of the stock at each reporting date.
The Company adopted the 2004 Stock Plan on March 23, 2004. The Company has granted options under the 2004 Plan to purchase shares of common stock at an exercise price of $8.00, $8.60, $10.59 and $13.05 per share, of which 42,500, 292,865, 141,250, and 25,000, respectively, were outstanding at December 31, 2004. The options vest in equal annual installments over four years from the grant date.
The Compensation Committee has granted options at or above its estimate of fair market value at the date of grant.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
A summary of the activity in the Company’s stock option plans is as follows:

		Weighted
		average
		exercise
	Shares	price

Options outstanding at December 31, 2001	8,519,741	$4.80
Granted	1,127,359	5.06
Forfeited	(369,446)	4.80

Options outstanding at December 31, 2002	9,277,654	4.83
Granted	802,884	5.66
Exercised	(48,462)	4.80
Forfeited	(469,948)	4.80

Options outstanding at December 31, 2003	9,562,128	4.91
Granted	571,139	9.20
Exercised	(140,184)	4.80
Forfeited	(168,686)	5.21

Options outstanding at December 31, 2004	9,824,397	$5.15

The following table summarizes information about stock options outstanding at December 31, 2004:

Options outstanding				Options exercisable

		Weighted
		average	Weighted		Weighted
	Outstanding	remaining	average	Exercisable	average
Range of	as of	contractual	exercise	as of	exercise
Exercise Prices	12/31/2004	life (in years)	price	12/31/2004	price

$4.80	8,049,565	5.5	$4.80	7,486,485	$4.80
5.44	1,109,943	8.1	5.44	393,630	5.44
7.20	103,125	8.7	7.20	25,779	7.20
8.00	89,375	9.3	8.00	—	—
8.60	292,865	9.6	8.60	—	—
9.04	13,274	9.1	9.04	—	—
10.59	141,250	9.7	10.59	—	—
13.05	25,000	10.0	13.05	—	—

	9,824,397	6.0	$5.15	7,905,894	$4.84

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

14.	Segment information
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
The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third party contractors, data expense and classroom rentals, for the years ended December 31, 2004, 2003 and 2002 were as follows:

					Maintenance
	License	Consulting(1)	Education(2)	Analytic(3)	and
(in thousands)	fees	services	services	services	subscriptions	Other	Total

December 31, 2004
Revenue	$25,387	$23,106	$14,364	$5,085	$66,487	$4,316	$138,745
Direct controllable costs	3,923	12,575	4,592	2,255	8,114	3,956	35,415

Segment income	21,464	10,531	9,772	2,830	58,373	360	103,330
Corporate costs not allocated							5,124
Operating expenses							79,049
Interest (income) expense, net							(59)
Other expense (income), net							(356)

Income before provision for income taxes							$19,572

December 31, 2003
Revenue	$21,339	$17,434	$12,997	$3,611	$58,360	$4,352	$118,093
Direct controllable costs	2,819	8,836	4,178	1,845	8,562	3,684	29,924

Segment income	18,520	8,598	8,819	1,766	49,798	668	88,169
Corporate costs not allocated							9,450
Operating expenses							73,023
Interest (income) expense, net							2,462
Other expense (income), net							(235)

Income before provision for income taxes							$3,469

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

					Maintenance
	License	Consulting(1)	Education(2)	Analytic(3)	and
(in thousands)	fees	services	services	services	subscriptions	Other	Total

December 31, 2002
Revenue	$20,572	$11,884	$12,667	$2,188	$52,788	$5,130	$105,229
Direct controllable costs	2,547	6,643	4,297	895	7,388	3,592	25,362

Segment income	18,025	5,241	8,370	1,293	45,400	1,538	79,867
Corporate costs not allocated							5,667
Operating expenses							45,185
Interest (income) expense, net							4,272
Other expense (income), net							(63)

Income before provision for income taxes							$24,806

(1)	This segment consists of consulting, installation and implementation services.

(2)	This segment consists of customer training and other education services.

(3)	This segment consists of donor prospect research and data modeling services.
The Company also derives a portion of its revenue from its foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable and long-lived assets by geographic region based on the location of the assets.

(in thousands)	Domestic	Canada	Europe	Pacific	Total

Revenue from external customers:
2004	$117,809	$7,029	$12,372	$1,535	$138,745
2003	107,363	—	9,393	1,337	118,093
2002	99,214	—	4,870	1,145	105,229
Long-lived assets:
December 31, 2004	$7,162	$—	$2,020	$32	$9,214
December 31, 2003	6,888	—	1,332	42	8,262

It is impractical for the Company to identify revenues from Canada separately prior to the creation of its new legal entity in January 2004.
The Company generated license fee revenue from its principal products as indicated in the table below:

	Years ended December 31,

	2004	2003	2002

Raiser’s Edge	$16,469	$14,383	$13,160
Financial Edge	5,395	5,570	5,724
Education Edge	1,336	1,217	1,688
Information Edge	309	169	—
Analytics	966	—	—
Patron Edge	912	—	—

	$25,387	$21,339	$20,572

It is impractical for the Company to identify its other revenues by product category.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

15.	Quarterly unaudited results

	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share data)	2004	2004	2004	2004

Total revenue	$31,355	$35,489	$36,183	$35,718
Gross profit	21,728	25,070	27,067	24,341
Income from operations	6,592	9,062	12,685	(9,182)
Income before provision for income taxes	6,753	9,051	12,742	(8,974)
Net income (loss)	3,997	5,343	7,587	(4,286)

Earnings (loss) per share
Basic	$0.09	$0.13	$0.18	$(0.10)
Diluted	$0.09	$0.12	$0.16	$(0.10)

	March 31,	June 30,	September 30,	December 31,
(In thousands, except share and per share data)	2003	2003	2003	2003

Total revenue	$27,309	$29,840	$30,344	$30,600
Gross profit	18,191	19,889	20,368	20,271
Income from operations	1,192	2,447	1,143	914
Income before provision for income taxes	370	1,794	373	932
Net income (loss)	(51)	(246)	(52)	(129)

Earnings (loss) per share
Basic	$—	$(0.01)	$—	$—
Diluted	$—	$(0.01)	$—	$—

16.	Subsequent events
On January 18, 2005, the Company filed a shelf registration statement on Form S-1 with the Securities and Exchange Commission, or SEC, for the proposed sale of up to 10,000,000 shares of the Company’s common stock by the selling stockholders identified in the registration statement. The Company would not receive any cash proceeds from the potential sale of these shares. Amendments to this registration were filed on February 22 and March 3, 2005.
On February 1, 2005, the Company’s Board of Directors approved an annual cash dividend policy of $0.20 per share for the year ending December 31, 2005 and declared a first quarter dividend of $0.05 per share payable on February 28, 2005 to stockholders of record on February 14, 2005.
On February 1, 2005, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to buy back up to $35,000,000 of its outstanding shares of common stock. The shares may be purchased in conjunction with a public offering of Blackbaud stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law.