Form 10-Q
period 2005-03-31
BLACKBAUD INC
filed 2005-05-13
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☑

     The number of shares of the Registrant’s Common Stock outstanding as of April 30 was 42,944,967.

BLACKBAUD, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BLACKBAUD, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$43,269	$42,144
Accounts receivable, net of allowance of $1,419 and $1,420, respectively	18,314	19,580
Prepaid expenses and other current assets	2,084	1,806
Deferred tax asset, current portion	542	542

Total current assets	64,209	64,072
Property and equipment, net	6,610	7,199
Deferred tax asset	82,552	87,522
Goodwill	1,699	1,673
Deferred financing fees, net	121	133
Other assets	84	209

Total assets	$155,275	$160,808

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$2,484	$2,653
Current portion of capital lease obligations	7	44
Accrued expenses and other current liabilities	10,814	16,019
Deferred revenue	50,918	51,593

Total current liabilities	64,223	70,309
Long-term deferred revenue	793	710

Total liabilities	65,016	71,019

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 43,490,756 and 42,549,056 shares issued at March 31, 2005 and December 31, 2004, respectively	43	43
Additional paid-in capital	54,781	55,292
Deferred compensation	(789)	(1,064)
Treasury stock, at cost; 656,876 shares at March 31, 2005	(7,969)	—
Accumulated other comprehensive income	322	355
Retained earnings	43,871	35,163

Total stockholders’ equity	90,259	89,789

Total liabilities and stockholders’ equity	$155,275	$160,808

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2005	2004
Revenue
License fees	$6,468	$5,077
Services	11,429	9,545
Maintenance and subscriptions	18,442	15,779
Other revenue	934	954

Total revenue	37,273	31,355

Cost of revenue
Cost of license fees	1,059	729
Cost of services (of which $91 and $294 in the three months ended March 31, 2005 and 2004, respectively, was stock option compensation expense)	6,593	5,600
Cost of maintenance and subscriptions (of which $11 and $37 in the three months ended March 31, 2005 and 2004, respectively, was stock option compensation expense)	2,830	2,660
Cost of other revenue	816	860

Total cost of revenue	11,298	9,849

Gross Profit	25,975	21,506

Operating expenses
Sales and marketing	7,681	6,138
Research and development	5,047	4,276
General and administrative	3,705	2,851
Amortization	—	32
Costs of initial public offering	—	950
Stock option compensation (benefit) expense	(7,742)	667

Total operating expenses	8,691	14,914

Income from operations	17,284	6,592
Interest income	253	25
Interest expense	(13)	(213)
Other income (expense), net	(112)	349

Income before provision for income taxes	17,412	6,753
Income tax provision	6,553	2,756

Net income	$10,859	$3,997

Earnings per share
Basic	$0.25	$0.09
Diluted	$0.23	$0.09
Common shares and equivalents outstanding
Basic weighted average shares	42,643,705	42,410,956
Diluted weighted average shares	47,555,533	46,139,536

Dividends per share	$0.05	$—

Summary of stock option compensation (benefit) expense
Cost of services	$91	$294
Cost of maintenance and subscription revenue	11	37

Total cost of revenue	102	331
Sales and marketing	74	254
Research and development	55	174
General and administrative	(7,871)	239

Total operating (benefit) expense	(7,742)	667

Total stock option compensation (benefit) expense	$(7,640)	$998

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$10,859	$3,997
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	668	624
Amortization of intangibles	—	32
Provision for doubtful accounts and sales returns	429	212
Stock option compensation expense (benefit)	(6,922)	998
Amortization of deferred financing fees	12	156
Deferred taxes	4,970	2,040
Benefit on exercise of stock options	2,606	—
Changes in assets and liabilities
Accounts receivable	780	(238)
Prepaid expenses and other assets	(158)	122
Trade accounts payable	(168)	(862)
Accrued expenses and other current liabilities	(5,182)	(2,183)
Deferred revenue	(537)	42

Total adjustments	(3,502)	943

Net cash provided by operating activities	7,357	4,940

Cash flows from investing activities
Purchase of property and equipment	(85)	(695)
Purchase of net assets of acquired company	(49)	(8)

Net cash used in investing activities	(134)	(703)

Cash flows from financing activities
Repayments on long-term debt and capital lease obligations	(37)	(5,033)
Proceeds from exercise of stock options	4,079	113
Purchase of treasury stock	(7,969)	—
Dividend payments to stockholders	(2,151)	—

Net cash used in financing activities	(6,078)	(4,920)

Effect of exchange rate on cash and cash equivalents	(20)	60

Net increase (decrease) in cash and cash equivalents	1,125	(623)
Cash and cash equivalents, beginning of period	42,144	6,708

Cash and cash equivalents, end of period	$43,269	$6,085

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	1	26
Taxes	1,134	69

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1.   Organization

Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of March 31, 2005 the Company had approximately 13,000 active customers distributed across multiple verticals within the nonprofit market including religion; education; foundations; health and human services; arts and cultural; public and societal benefits; environment and animal welfare; and international foreign affairs.

2.    Delaware Reincorporation; Initial Public Offering

On July 16, 2004, the Company was reincorporated under the laws of the State of Delaware and, accordingly, under its certificate of incorporation effective that date, its authorized stock consists of 180,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

The Company’s registration statement, filed on Form S-1 (Registration No. 333-112978) under the Securities Act of 1933, in connection with the initial public offering of its common stock, was declared effective by the SEC on July 22, 2004. On July 27, 2004 the Company completed its initial public offering in which it sold, for the benefit of selling stockholders, a total of 8,098,779 shares of common stock for $8.00 per share (before underwriter discounts and commissions), for an aggregate public offering price of $64,790,232. On August 2, 2004, the underwriters exercised their over-allotment option for the purchase of 1,214,817 shares of common stock at $8.00 per share for an additional aggregate public offering price of $9,718,536. All of the shares sold in this offering were sold by selling stockholders and, accordingly, the Company has not received any proceeds from the sale of shares in this offering. Accordingly, the Company expensed the costs of its initial public offering in its statement of operations, which were $950,000 for the quarter ended March 31, 2004, and $2,455,000 for the year ended December 31, 2004. These costs were primarily comprised of printing, legal and accounting fees.

3.   Summary of significant accounting policies

Unaudited Interim Financial Statements

The interim consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. Operating results for the three-month ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the allowance for sales returns and doubtful accounts, lives of tangible and intangible assets, impairment of long-lived assets, realization of the deferred tax asset, stock option compensation, revenue recognition, and provisions for income taxes. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

Reclassifications

Certain amounts in the prior year consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements have been reclassified to conform to the 2005 presentation.

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

The Company’s services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel and lodging related expenses. For small service engagements, less than approximately $10,000, the Company frequently contracts for and bills based on a fixed fee plus reimbursable travel and lodging related expenses. The Company recognizes this revenue upon completion of the work performed. When the Company’s services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the Company’s software and rarely exceed three months in duration. The Company recognizes revenue as these services are performed. The Company recognizes hosting revenue, sold separately from consulting, installation and implementation services, ratably over the service period.

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

Deferred compensation and stock-based compensation plans

The Company accounts for stock option compensation based on the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. Certain of the Company’s option grants are accounted for as variable awards under the provisions of APB No. 25. These provisions require the Company to account for these variable awards and record deferred compensation for the difference between the exercise price and the fair market value of the stock at each reporting date. Deferred compensation is amortized using the accelerated method over the vesting period of the related stock option in accordance with FASB Interpretation (“FIN”) No. 28. The Company recognized a net stock option compensation benefit of $7,640,000 for the three month period ended March 31, 2005 and stock option compensation expense of $998,000 related to amortization of deferred compensation during the three month period ended March 31, 2004.

The net stock option compensation benefit of $7,640,000 for the three months ended March 31, 2005 is principally the result of adjusting the deferred compensation associated with the 3.5 million options held by the Company’s CEO from the closing price of $14.64 per share at December 31, 2004 to the closing price of $12.60 per share at March 31, 2005, which resulted in a stock option benefit of approximately $7,900,000. The offsetting stock option compensation expense of approximately $260,000 relates to amortization of deferred compensation associated with options held by employees, previously subject to variable accounting, which became fixed upon completion of the initial public offering and which will be recognized over the remaining vesting period. Options held by our CEO will continue to be accounted for as a variable award until they are fully exercised, forfeited, or expire unexercised.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard, (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Had compensation cost been determined under the market value method using Black-Scholes valuation principles, net income would have been adjusted to the following pro forma amounts:

(in thousands, except share amounts)	Three months ended March 31,
	2005	2004
Net income, as reported	$10,859	$3,997
Total stock option compensation (benefit) expense, net of related tax effects included in the determination of net income as reported	(5,608)	738
Total stock option compensation benefit (expense), net of related tax effects that would have been included in the determination of net income if the fair value method had been applied to all awards	4,130	(547)

Pro forma net income	$9,381	$4,188

Earnings per share:
Basic, as reported	$0.25	$0.09
Basic, pro forma	$0.22	$0.10
Diluted, as reported	$0.23	$0.09
Diluted, pro forma	$0.20	$0.09

The pro forma amount reflects all options granted. Pro forma compensation cost may not be representative of that expected in future years.

Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

	Three months ended
	March 31,
	2005	2004
Volatility	84.20%	0.00%
Dividend yield	1.66%	0.00%
Risk-free interest rate	3.69%	3.61%
Expected option life in years	7.49	7.52

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of the following for the three months ended March 31, 2005 and 2004.

	Three months ended
(in thousands)	March 31,
	2005	2004

Net income	$10,859	$3,997
Foreign currency translation, net of tax	(33)	(167)

Total comprehensive income	$10,826	$3,830

Income taxes

Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with the recapitalization agreement, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and in connection with the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset as a result of the recapitalization agreement. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The income tax expense has been computed by applying the Company’s statutory tax rate to pretax income, adjusted for permanent tax differences. The Company has not recorded a valuation allowance as of March 31, 2005 or December 31, 2004, as the Company believes it will be able to utilize all of its deferred tax asset. The ability to utilize the deferred tax asset is dependent upon the Company’s ability to generate taxable income.

Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company records its interim tax provision at the anticipated tax rates based on estimates of annual pretax income. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. The Company’s deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. Federal income tax rate of 34.8%. This rate is based on the Company’s expectation that the Company’s deductible and taxable temporary differences will reverse over a period of years, during which, except for 2005 and 2006 due to anticipated stock option exercises which would reduce taxable income, the Company will have annual taxable income exceeding $10,000,000 per year. If the Company’s results of operations worsen in the future, such that the Company’s annual taxable income will be expected to fall below $10,000,000, the Company will adjust its deferred tax assets and liabilities to an amount reflecting a reduced expected U. S. Federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — An Amendment of APB No. 29”. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance or are not expected to result in significant changes in the cash flows of the reporting entity. We do not believe that the adoption of FAS 153 will have a significant effect on our financial statements.

On December 16, 2004, the Financial Accounting Standards Board issued No. SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, SFAS No. 123 (R) supersedes APB 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123(R) until the first fiscal year beginning after June 15, 2005. SFAS 123(R) will be effective for the Company beginning in 2006. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it has not yet determined its transition method and because it will depend on levels of share-based payments granted in the future.

4.   Earnings per share

The Company computes earnings per common share in accordance with SFAS No. 128, “Earnings Per Share”. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common stock equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options. Diluted earnings per share for the three months ended March 31, 2005 includes the effect of 4,911,828 potential common share equivalents as they are dilutive. Diluted earnings per share for the three months ended March 31, 2005 does not include the effect of 25,000 potential common share equivalents, as they are anti-dilutive. There were no anti-dilutive potential common share equivalents outstanding for the three months ended March 31, 2004.

The following table sets forth the computation of basic and fully diluted earnings per share:

(in thousands
except share and
per share amounts)	Three months ended March 31,
	2005	2004
Numerator:
Net income	$10,859	$3,997

Denominator:
Weighted average common shares	42,643,705	42,410,956
Add effect of dilutive securities
Employee stock options	4,911,828	3,728,580

Weighted average common shares assuming dilution	47,555,533	46,139,536

Earnings per share:
Basic	$0.25	$0.09
Diluted	$0.23	$0.09

5.   Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2005 and December 31, 2004.

(in thousands)	March 31, 2005	December 31, 2004
Deferred sales commission costs	$207	$344
Prepaid rent	96	106
Prepaid insurance	196	358
Prepaid data costs	105	65
Prepaid real estate commissions	74	79
Prepaid software maintenance and royalties	472	527
Stock option proceeds receivable	529	—
Other	405	327

	$2,084	$1,806

6.   Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2005 and December 31, 2004.

(in thousands)	March 31, 2005	December 31, 2004
Accrued bonuses	$1,350	$4,090
Accrued cash component of stock option compensation	2,749	3,472
Accrued commissions and salaries	791	1,032
Customer credit balances	755	675
Taxes payable	2,139	4,220
Accrued accounting and legal costs	700	491
Accrued health care costs	667	508
Other	1,663	1,531

	$10,814	$16,019

7.   Credit Agreement

On September 30, 2004, the Company closed a $30.0 million revolving credit facility, which replaces its prior $15.0 million revolving credit facility that was canceled in July 2004. Amounts borrowed under the $30.0 million revolving credit facility bear interest, at the Company’s option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on the Company’s consolidated leverage ratio. Amounts outstanding under the facility are not secured by a lien on the Company’s assets, but are guaranteed by the Company’s operating subsidiaries and the facility is subject to certain covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. There were no principal or interest amounts outstanding under the facility as of March 31, 2005. The termination date of the facility is September 30, 2007.

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

The Company has subleased a portion of its headquarters facility under various agreements extending through 2008. Under these agreements, rent expense was reduced by $118,000 and $109,000 for the three months ended March 31, 2005 and 2004. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $474,000, $481,000, $475,000 and $128,000 for the years 2005, 2006, 2007, and 2008, respectively. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $280,000 and $256,000 for the three months ended March 31, 2005 and 2004, respectively.

Other commitments

The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights with an entity principally owned by an individual who, prior to the Company’s public offering on July 22, 2004, was a minority stockholder of the Company. The Company incurred expense under this agreement of $50,000 for the three month periods ended March 31, 2005 and 2004.

The Company utilizes third party relationships in conjunction with its products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The Company incurred expense under these arrangements of $224,000 and $81,000 for the three month periods ended March 31, 2005 and 2004, respectively.

Legal contingencies

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s financial position or results of operations.

9.   Income taxes

Income taxes for the three month period ended March 31, 2005 were calculated using the projected effective tax rate for fiscal 2005 in accordance with SFAS No. 109. The Company estimates that in the fiscal year ending December 31, 2005, it will have an effective tax rate of approximately 37.6% and, accordingly, the Company’s effective tax rate for the three months ended March 31, 2005 was 37.6%. The Company’s effective tax rate for the three month period ended March 31, 2004 was 40.8%.

10.   Stockholders’ Equity

On February 1, 2005, the Company’s Board of Directors approved an annual cash dividend policy of $0.20 per share for the year ending December 31, 2005. On February 1, 2005, the Company declared its first quarter dividend of $0.05 per share payable on February 28, 2005 to stockholders of record on February 14, 2005.

On February 1, 2005, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to buy back up to $35,000,000 of its outstanding shares of common stock. The shares may be purchased in conjunction with a public offering of Blackbaud stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. Under the program during the first quarter of 2005, the Company purchased 656,876 shares of its common stock at an average price of $12.13 per share. The Company accounts for treasury stock under the cost method which resulted in a treasury stock balance of $7,969,000 as of March 31, 2005.

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

The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third party contractors, data expense and classroom rentals, for the three months ended March 31, 2005 and 2004 were as follows:

					Maintenance
	License	Consulting	Education	Analytic	and
(in thousands)	fees	services (1)	services (2)	services (3)	subscriptions	Other	Total
Three months ended March 31, 2005
Revenue	$6,468	$6,291	$3,843	$1,295	$18,442	$934	$37,273
Direct controllable costs	1,059	3,539	1,147	893	2,178	809	9,625

Segment income	5,409	2,752	2,696	402	16,264	125	27,648
Corporate costs not allocated							1,673
Operating expenses							8,691
Interest (income) expense							(240)
Other expense (income), net							112

Income before provision for income taxes							$17,412

					Maintenance
	License	Consulting	Education	Analytic	and
(in thousands)	fees	services (1)	services (2)	services (3)	subscriptions	Other	Total
Three months ended March 31, 2004
Revenue	$5,077	$5,070	$3,403	$1,072	$15,779	$954	$31,355
Direct controllable costs	729	2,645	1,171	658	2,060	853	8,116

Segment income	4,348	2,425	2,232	414	13,719	101	23,239
Corporate costs not allocated							1,733
Operating expenses							14,194
Interest (income) expense							188
Other expense (income), net							(349)

Income before provision for income taxes							$6,753

(1)	This segment consists of consulting, installation and implementation services.
(2)	This segment consists of customer training and other education services.
(3)	This segment consists of donor prospect research and data modeling services.

12.   Subsequent event

On April 27, 2005, the Company declared its second quarter dividend of $0.05 per share payable on May 29, 2005 to stockholders of record on May 15, 2005.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under “Cautionary Statement” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of March 31, 2005 we had approximately 13,000 customers. Our customers operate in multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international foreign affairs.

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

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period and related disclosures of contingent assets and liabilities. The most significant estimates and assumptions relate to our allowance for sales returns and doubtful accounts, lives of tangible and intangible assets, impairment of long-lived assets, stock option compensation, revenue recognition, provision for income taxes and realization of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. We are not aware of any circumstances in the past, which have caused these estimates and assumptions to be materially wrong. Furthermore, we are not currently aware of any material changes in our business that might cause these assumptions or estimates to differ significantly.

Significant judgments and estimates are used in the application of the critical accounting policies listed below, and accordingly, are reflected in the preparation of our consolidated financial statements.

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

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery occurs when the product is delivered. Our typical license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable with our standard payment terms. We consider payment terms greater than 90 days to be beyond our customary payment terms. We deem collection probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we postpone recognition of the revenue until cash collection. We sell software licenses with maintenance and, frequently, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to our company. Fair value for the maintenance services associated with our software licenses is based upon renewal rates stated in our agreements, which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis.

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

Our services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel and lodging related expenses. For small service engagements, less than approximately $10,000, we frequently contract for and bill based on a fixed fee plus reimbursable travel and lodging related expenses. We recognize this revenue upon completion of the work performed. When our services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of our software and rarely exceed three months in duration. We recognize revenue as these services are performed. We recognize hosting revenue, sold separately from consulting, installation and implementation services, ratably over the service period.

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

Valuation of long-lived and intangible assets and goodwill

We review identifiable intangible and other long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using discounted cash flows. The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made. In accordance with Statement of Financial Accounting Standard, or SFAS, No. 142, “Goodwill and Other Intangible Assets”, we test goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, an impairment is indicated. The impairment is measured as the excess of the recorded goodwill over its fair value which could materially adversely impact our financial position and results of operations. All of our goodwill was associated with a single acquisition and was assigned to a single reporting unit.

Stock option compensation

We account for stock option compensation under the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”. Under this pronouncement, there is generally no cost associated with options that are granted with an exercise price equal to or above the fair value per share of our common stock on the date of grant. Because there was no public market for our stock prior to our initial public offering in July 2004, our board of directors estimated the fair value of our common stock by considering a number of factors, including our operating performance, significant events in our history, trends in the broad market for technology stocks and the expected valuation we would obtain in an initial public offering. Prior to our initial public offering, grants under two of our option plans, covering approximately 6.5 million shares, contained provisions that resulted in them being treated as variable awards under APB No. 25. The effect of this accounting is that an amount equal to the difference between the exercise price of the options and the estimated current fair value is charged to deferred compensation and amortized as an expense over the related vesting periods of the grants using the accelerated method outlined in FASB Financial Interpretation Number 28, or FIN No.28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans”. Under variable award accounting, the affected option grants continue to be marked to market until such time as the amount of related compensation is deemed fixed. Options for approximately 3.0 million shares are no longer being accounted for as variable awards following the occurrence of our initial public offering in July 2004. The remaining 3.5 million shares, which are held by our Chief Executive Officer, will continue to be accounted for as a variable award until the grant is fully exercised, is forfeited, or expires unexercised.

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

We used the following assumptions in the calculation of stock option compensation expense in accordance with SFAS No. 123:

	Three months ended
	March 31,
	2005	2004
Volatility	84.20%	0.00%
Dividend yield	1.66%	0.00%
Risk-free interest rate	3.69%	3.61%
Expected option life in years	7.49	7.52

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

Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. We historically made distributions to our stockholders to cover the stockholders’ anticipated tax liability. In connection with the recapitalization agreement, we converted our U.S. taxable status from an S corporation to a C corporation. Accordingly, since October 14, 1999 we have been subject to federal and state income taxes. Upon this conversion and in connection with the recapitalization, we recorded a one-time benefit of $107.0 million to establish a deferred tax asset as a result of the recapitalization agreement.

We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. We have not recorded a valuation allowance as of March 31, 2005 and December 31, 2004 because we expect to be able to utilize all of our net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of tax amortization permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.

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

Results of operations

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated.

	Three months ended
	March 31 ,
	2005	2004
Revenue
License fees	17.3%	16.2%
Services	30.7	30.4
Maintenance and subscriptions	49.5	50.3
Other revenue	2.5	3.1

Total revenue	100.0	100.0

Cost of revenue
Cost of license fees	2.8	2.3
Cost of services	17.7	17.9
Cost of maintenance and subscriptions	7.6	8.5
Cost of other revenue	2.2	2.7

Total cost of revenue	30.3	31.4

Gross profit	69.7	68.6
Operating expenses
Sales and marketing	20.6	19.6
Research and development	13.5	13.6
General and administrative	9.9	9.1
Amortization	—	0.1
Costs of initial public offering	—	3.0
Stock option compensation (benefit) expense	(20.7)	2.1

Total operating expenses	23.3	47.5

Income from operations	46.4	21.0
Interest income	0.6	0.1
Interest expense	—	(0.7)
Other income (expenses), net	(0.3)	1.1

Income before provision for income taxes	46.7	21.5

Income tax provision	17.6	8.8

Net income	29.1%	12.7%

Comparison of quarters ended March 31, 2005 and 2004

Revenue

First quarter of 2005 total revenue of $37.3 million increased by $5.9 million, or 18.8%, compared with $31.4 million in the comparable period in 2004. The increase is due to growth in services and license fees to new and existing customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.

License fees

Revenue from license fees is derived from the sale of our software products, typically under a perpetual license agreement. Revenue from license fees of $6.5 million in the first quarter of 2005 increased by $1.4 million, or 27.5%, compared with $5.1 million for the first quarter of 2004. These amounts represent 17.3% and 16.2% of total revenue for the first quarter of 2005 and 2004, respectively. The increase in license fees in the three months ended March 31, 2005 is attributable to $0.9 million of product sales to new customers and $0.5 million of product sales to our installed customer base. The prices charged for our license fees have remained unchanged for this period.

Services

Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. First quarter revenue from services of $11.4 million in 2005 increased by $1.8 million, or 18.8%, compared with $9.6 million in the first quarter of 2004. These amounts represent 30.7% and 30.4% of total revenue for the first quarter of 2005 and 2004, respectively. The rates charged for our service offerings have remained relatively constant over this time period and, as such, the revenue increases are solely due to volume of services provided. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. These services account for $6.3 million and $5.1 million in the first quarter of 2005 and 2004, respectively, representing 55.3% and 53.1% of total services revenue for those years. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, the end product of which enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical and data enrichment tools. These services account for $1.3 million and $1.1 million in 2005 and 2004, respectively, and represent 11.4% and 11.5% of total services revenue for the first quarter of each respective year. Also contributing to this increase is customer training revenue of $3.8 million during the first quarter of 2005, compared with $3.4 million in the first quarter of 2004. These amounts represented 33.3% and 35.4%, respectively, of total services revenue for those fiscal years.

Maintenance and subscriptions

Revenue from maintenance and subscriptions is predominantly comprised of annual fees derived from new maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products, and online, telephone and email support. Also included is revenue derived from our subscription-based services, principally hosted fundraising software solutions, certain data services, and our online subscription training offerings. Maintenance and subscriptions revenue of $18.4 million in the first quarter of 2005 increased by $2.6 million, or 16.5%, compared with $15.8 million in the first quarter of 2004. These amounts represent 49.5% and 50.3% of our total revenue for the first quarter of 2005 and 2004, respectively. The increase in maintenance and subscription revenue in the first quarter of 2005 over the first quarter of 2004 is comprised of $1.8 million from new maintenance contracts associated with new license agreements, $0.7 million of incremental subscriptions, and $0.6 million from maintenance contract inflationary rate adjustments, offset by $0.5 million of maintenance contracts that were not renewed.

Other revenue

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations, fees from user conferences, and sale of hardware in conjunction with The Patron Edge. Other revenue of $0.9 million in the first quarter of 2005 decreased slightly from the first quarter 2004 revenue of $1.0 million. Other revenue represents 2.5% and 3.1% of total revenue for 2005 and 2004, respectively.

Cost of revenue

Cost of license fees

Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $1.1 million for the first quarter of 2005 increased by $0.4 million, or 57.1%, compared with $0.7 million in the first quarter of 2004. These amounts represent 16.4% and 14.4% of license fee revenue in 2005 and 2004, respectively. Royalty payments in the first quarter of 2005 for The Patron Edge software, launched late in the second quarter of 2004, represented $0.1 million of the increased cost of license fees. Additionally, commissions paid to resellers increased $0.1 million as the amount of revenue generated from reseller sales also increased. Proprietary software costs, also increased $0.1 million in absolute dollars, but remained constant as a percent of license revenue.

Cost of services

Cost of services is principally comprised of salary and benefits, including non-cash stock-based compensation charges, third-party contractor expenses, data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. Cost of services of $6.6 million in the first quarter of 2005 increased $1.0 million, or 17.9%, compared with $5.6 million in the first quarter of 2004. These amounts represent 57.7% and 58.7% of total services revenue for 2005 and 2004, respectively. Increased costs are due to approximately 15% headcount growth and the additional employee-related costs as well as $0.4 million of data costs associated with our Analytics services.

Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock option compensation. For a tabular presentation of the revenues and direct costs associated with our consulting, training and analytic services operating segments, see note 11 of the Notes to the unaudited consolidated financial statements regarding segment disclosures.

Cost of revenue in providing consulting, installation, and implementation services (consulting services) was $3.5 million and $2.6 million in the first quarter of 2005 and 2004, respectively. These amounts represent 56.3% and primarily 52.2% of the related revenue in the first quarter of 2005 and 2004, respectively. The increased cost of consulting services is the result of hiring additional employees, required to meet customer demand for consulting services.

Cost of revenue in providing customer training and education (education services) was $1.1 million and $1.2 million in the first quarter of 2005 and 2004, respectively. These costs represent 29.8% and 34.4% of the related revenue for the first quarter of 2005 and 2004, respectively. Training margins have improved due to focused efforts to reduce costs associated with our regional training sessions as well as reduced promotional costs in the first quarter of 2005 compared to the first quarter of 2004.

Cost of revenue in providing donor prospect research and data-modeling services (analytic services) was $0.9 million and $0.7 million in the first quarter of 2005 and 2004, respectively. These amounts represent 69.0% and 61.4% of related revenues for the first quarter of 2005 and 2004, respectively. The variable costs of data used in connection with customer analytics engagements as well as an increasing workforce caused the expense growth during the first quarter of 2005 compared to the first quarter of 2004.

Cost of maintenance and subscriptions

Cost of maintenance and subscriptions is primarily comprised of salary and benefits, including non-cash stock-based compensation, third-party contractor expenses, data expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. The cost of maintenance and subscriptions of $2.8 million in the first quarter of 2005 increased $0.1 million, or 3.7%, compared with $2.7 million in the first quarter of 2004. The associated amounts represent 15.3% and 16.9% of related revenue in the first quarter of 2005 and 2004, respectively. Margins on recurring revenue improved due to employee costs which increased in absolute dollars but were lower as a percent of revenue in the first three months of 2005 compared with the first three months of 2004.

Cost of other revenue

Cost of other revenue includes salaries and benefits, costs of business forms, reimbursable expense relating to the performance of services at customer locations, and an allocation of facilities and depreciation expenses. Cost of other revenue in the first quarter of 2005 of $0.8 million decreased by $0.1 million, or 11.1%, compared to the $0.9 million reported in the first quarter of 2004. These costs represent 87.4% and 90.1% of other revenue for 2005 and 2004, respectively.

Operating expenses

Sales and marketing

Sales and marketing expenses include salaries and related human resource costs of our sales and marketing organizations, travel and entertainment expenses, sales commissions, advertising and marketing materials, public relations and an allocation of facilities and depreciation expenses. Sales and marketing costs increased $1.6 million, or 26.2%, from $6.1 million in the first quarter of 2004 to $7.7 million in the first quarter of 2005. These amounts exclude expenses of $0.1 million and $0.3 million from stock option compensation during 2005 and 2004, respectively, which is recorded as a separate item in total operating expenses. Sales and marketing expenses represent 20.6% and 19.6% of total revenue in the first quarter of 2005 and 2004, respectively. The increased costs are due to $0.2 million in higher commissions paid related to higher commissionable sales in the first quarter of 2005 versus the first quarter of 2004, as well as increases in the size and skill set of our sales force.

Research and development

Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $5.0 million in the first quarter of 2005 increased $0.7 million or 16.3% over first quarter 2004 costs of $4.3 million. These amounts exclude expenses of $0.1 million and $0.2 million from stock option compensation in 2005 and 2004, respectively, which is recorded as a separate item in total operating expenses. Research and development expenses represented 13.5% and 13.6% of total revenue in the first quarter of 2005 and 2004, respectively. Cost increases in absolute dollars are from additional head counts, both Blackbaud employees as well as outsourced labor, and increases in salaries and benefits associated with employees that are developing and maintaining our products.

General and administrative

General and administrative expenses consist primarily of salaries and related human resource costs for general corporate functions, including finance, accounting, legal, human resources, senior executives, facilities and corporate development; third-party professional fees; offering costs; insurance; and other administrative expenses. General and administrative expenses were $3.7 million in the first quarter of 2005. This was a $0.8 million increase, or 27.6% over the $2.9 million reported in the first quarter of 2004. These amounts exclude a stock option compensation benefit of $7.9 million and stock option compensation expense of $0.2 million in the first quarter of 2005 and 2004, respectively. General administrative expenses represent 9.9% and 9.1% of total revenue in the first quarter of 2005 and 2004, respectively. The increased general and administrative costs are due to increased insurance costs, investor relations costs and accounting and legal fees associated with operating as a public company, including $0.2 million in costs we are incurring in connection with achieving compliance with Section 404 of the Sarbanes Oxley Securities Reform Act.

Stock option compensation

Stock option compensation, included in operating expenses, represents the benefit or charge taken for the difference between the estimated fair value of our common stock and the exercise price of the stock option grants to personnel in sales and marketing, research and development, and general and administrative functions. The value of these variable grants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in our closing trading price from one reporting period to the next will likely result in a benefit to us, and increases in our closing trading price will likely result in charges to expense. We have separately disclosed stock option compensation throughout this discussion and in our financial statements and we have shown a reconciliation of stock option compensation as it relates to sales and marketing, research and development, and general and administrative expenses on the statement of operations because in managing our operations we believe these benefits and costs significantly affect our ability to better understand and manage other operating expenses and cash needs. We are amortizing the deferred compensation benefits and costs over the vesting periods of the applicable options using the accelerated method as prescribed in FIN No. 28. Stock option compensation including $0.1 million of expense recorded in cost of revenue was a benefit of $7.6 million in the first quarter of 2005, which was a change of $8.6 million from an expense of $1.0 million in 2004 which included $0.3 million of expense recorded in cost of revenue. The change is principally the result of adjusting 3.5 million options held by our CEO from the closing stock price at December 31, 2004 of $14.64 to the closing stock price at March 31, 2005 of $12.60. The benefit of $7.9 million is offset by stock option compensation expense of approximately $0.3 million in the first quarter of 2005, relating to amortization of deferred compensation associated with options held by employees, previously subject to variable accounting, which became fixed upon completion of the initial public offering. These options will continue to be accounted for as a variable award until they are fully exercised, forfeited, or expire unexercised.

Costs of initial public offering

The costs of our initial public offering, which were $1.0 million during the first quarter of 2004, include professional fees such as attorney and accountant fees, printing costs and filing fees. There were no initial public offering costs in the first quarter of 2005.

Interest expense

Our term loan was fully repaid during the first quarter of 2004, and during that quarter interest expense relating to this loan was $0.2 million. As a result, during the first quarter of 2005, our interest expense was only $13,000, principally related to the amortization of deferred financing fees associated with our revolving credit facility which we had not utilized as of March 31, 2005.

Other income (expense), net

Other income (expense) consists of foreign exchange gains and losses and miscellaneous non-operating income and expense items. Other income, from foreign exchange activity, decreased from $0.3 million in gains in the first quarter of 2004 to $0.1 million in losses in the first quarter of 2005.

Income tax provision

We had an effective tax rate of 37.6% in the first quarter of 2005 compared with 40.8% in the first quarter of 2004. Significant judgment is required in determining the provision for interim income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. Federal income tax rate of 34.8%. This rate is based on our expectation that our deductible and taxable temporary differences will reverse over a period of years during which, except for 2005 and 2006, we will have annual taxable income exceeding $10.0 million per year. If our results of operations worsen in the future, such that our annual taxable income will be expected to fall below $10.0 million, we will adjust our deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. Federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

Liquidity and capital resources

At March 31, 2005, cash and cash equivalents totaled $43.3 million, compared to $42.1 million at December 31, 2004. The increase in cash and cash equivalents during the first quarter of 2005 is principally the result of cash generated from operations of $7.4 million and $4.1 million in proceeds from the exercise of stock options reduced by $0.1 million in capital spending, $8.0 million used to purchase our stock and $2.2 million in dividends paid to stockholders.

On September 30, 2004, we closed a $30.0 million revolving credit facility and amounts borrowed under this facility are available for working capital and general corporate purposes. No amounts were drawn under the facility at closing nor has any amount been drawn since that date and, accordingly, there is no outstanding balance as of March 31, 2005. Amounts borrowed under the new $30.0 million revolving credit facility will bear interest, at our option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on our consolidated leverage ratio. Amounts outstanding under the new facility are guaranteed by our operating subsidiaries and the facility is subject to restrictions on certain types of transactions and certain covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. Additionally, the credit facility restricts our ability to declare and pay dividends on our common stock. When there are no outstanding amounts under the credit facility, we may pay dividends to stockholders in an aggregate amount of up to 100% of cash on hand as of the most recent fiscal quarter end. When there are outstanding amounts under the credit facility, we may pay dividends to stockholders in an aggregate amount of up to (1) 35% of cash on hand as of the most recent fiscal quarter end, if the ratio of total indebtedness to EBITDA, as defined in the credit facility agreements, as of the most recent quarter end is less than 1.00 to 1.00, or (2) 25% of cash on hand as of the most recent fiscal quarter end, if such ratio is equal to or greater than 1.00 to 1.00. Additionally, in order to pay dividends, we must be in compliance with the credit facility, including each of the financial covenants and we must have cash on hand of at least $3,000,000, each after giving effect to the payment of dividends. The credit facility has a three-year term expiring September 30, 2007. We are in compliance with all covenants under the credit facility as of March 31, 2005.

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

Operating cash flow

Net cash provided by operating activities of $7.4 million in the first quarter of 2005 increased by $2.5 million, or 51.0%, compared with $4.9 million reported in the first quarter of 2004. Throughout both quarters, our cash flows from operations were derived primarily from: (i) our earnings from on-going operations prior to non-cash (benefits) expenses such as stock option compensation, depreciation and amortization, (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense, (iii) adjustments to our provision for sales returns and allowances, (iv) changes in our working capital, which are primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing cash inflows of $0.2 million in the first quarter of 2005 and cash outlays of $0.2 million in the first quarter of 2004), together with changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets (collectively representing cash outlays of $5.5 million and $2.9 million in the first quarter of 2005 and 2004, respectively) due to timing of payments.

Investing cash flow

Net cash used in the first quarter of 2005 investing activities was $0.1 million compared to $0.7 million of net cash used in investing activities during the first quarter of 2004. These amounts represent the purchase of property and equipment.

Financing cash flow

Net cash used in financing activities for the first quarter of 2005 was $6.1 million, which was comprised of $8.0 million of purchases of the Company’s stock and a dividend payment of $2.2 million to stockholders offset by proceeds of $4.1 million from the exercise of stock options. Comparatively, net cash used in financing activities for the first quarter of 2004 was $4.9 million, which principally consisted of payments made on our term loan slightly offset by $0.1 million we received as proceeds from exercise of stock options.

Commitments and contingencies

As of March 31, 2005, we had no outstanding debt.

At March 31, 2005 we had future minimum lease commitments of $25.4 million as follows (amounts in thousands):

	Payments due by period
	2005	2006-2007	2008-2009	2010 and after	Totals
Operating leases	$3,163	$8,614	$9,642	$3,000	$25,419
Capital leases	7	—	—	—	7

These commitments have not been reduced by the future minimum lease commitments under various sublease agreements extended through 2008.

In addition, we have a commitment of $200,000 payable annually through 2009 for certain naming rights with an entity which, until our initial public offering on July 22, 2004, was owned by a minority stockholder and we have incurred expense of $50,000 under this agreement for the first quarter of 2005.

The Company utilizes third party relationships in conjunction with its products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitments under these arrangements is approximately $1.0 million through 2008. The Company incurred expense under these arrangements of $224,000 and $81,000 for the three month periods ended March 31, 2005 and 2004, respectively.

Foreign currency exchange rates

Approximately 13.7 % of our total net revenue for the quarter ended March 31, 2005 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.3 million at March 31, 2005 and $0.4 million at December 31, 2004.

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

Statements contained in this Form 10-Q, which are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: continued success in sales growth; adoption of our products and services by nonprofits; uncertainty regarding increased business and renewals from existing customers; risk associated with product concentration; lengthy sales and implementation cycles; economic conditions and seasonality; competition; risks associated with management of growth; risks associated with acquisitions; technological changes that make our products and services less competitive; the ability to attract and retain key personnel; and the other risk factors set forth from time to time in our SEC filings.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — An Amendment of APB No. 29” (“FAS153”). The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance or are not expected to result in significant changes in the cash flows of the reporting entity. We do not believe that the adoption of FAS 153 will have a significant effect on our financial statements.

On December 16, 2004, the Financial Account Standards Board issued No. SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, SFAS No. 123(R) supersedes APB 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123(R) until the first fiscal year beginning after June 15, 2005. SFAS 123(R) will be effective for the Company beginning in 2006. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it has not yet determined its transition method and because it will depend on levels of share-based payments granted in the future.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Due to the nature of our short-term investments and our lack of material debt, we have concluded that we currently face no material interest risk exposure. Therefore, no quantitative tabular disclosures are required. For further discussion, see the “Foreign currency exchange rates” section beginning on page 23.

Item 4.   Controls and Procedures

     (a) Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

     (b) No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     (a) Information about shares of common stock repurchased during the first quarter of 2005 under our stock repurchase program announced on February 1, 2005 appears in the table below.

				(d)
				Approximate
			(c)	dollar value
			Total number	of shares
			of shares	that may yet
			purchased as	be
	(a)		part of	purchased
	Total	(b)	publicly	under the
	number of	Average	announced	plan or
	shares	price paid	plans or	programs
Period	purchased	per share	programs	(1)

January 1, 2005 through January 31, 2005	—	—	—	$35,000,000
February 1, 2005 through February 28, 2005	540,876	$12.29	540,876	$28,354,381
March 1, 2005 through March 31, 2005	116,000	$11.41	116,000	$27,030,595
Total	656,876	$12.13	656,876	$27,030,595

(1) On February 1, 2005, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $35.0 million of our outstanding shares of common stock. The shares may be purchased in conjunction with a public offering of our common stock, from time to time on the open market or in privately negotiated transactions depending upon market condition and other factors, all in accordance with the requirements of applicable law. There is no set termination date for this repurchase program.

Item 6.   Exhibits

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

BLACKBAUD, INC.
Date: May 13, 2005	By:	/s/ Robert J. Sywolski
Robert J. Sywolski
President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Timothy V. Williams
Timothy V. Williams
Vice President and Chief Financial Officer