Form 10-Q
period 2005-06-30
BLACKBAUD INC
filed 2005-08-12
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________.
Commission file number: 000-23265
BLACKBAUD, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of	11-2617163
incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Daniel Island Drive
Charleston, South Carolina 29492
(Address of principal executive offices, including zip code)
(843) 216-6200
(Registrant’s telephone number, including area code)
______________________
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
YES ☐ NO ☑
     The number of shares of the Registrant’s Common Stock outstanding as of August 12, 2005 was 41,813,199.

BLACKBAUD, INC.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLACKBAUD, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$50,444	$42,144
Accounts receivable, net of allowance of $1,399 and $1,420, respectively	27,541	19,580
Prepaid expenses and other current assets	4,735	1,806
Deferred tax asset, current portion	1,069	542

Total current assets	83,789	64,072
Property and equipment, net	6,714	7,199
Deferred tax asset	80,983	87,522
Goodwill	1,974	1,673
Intangible assets, net	235	—
Other assets	120	342

Total assets	$173,815	$160,808

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$2,675	$2,653
Current portion of capital lease obligations	—	44
Accrued expenses and other current liabilities	13,559	16,019
Deferred revenue	57,795	51,593

Total current liabilities	74,029	70,309
Long-term deferred revenue	890	710

Total liabilities	74,919	71,019

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 44,446,035 and 42,549,056 shares issued at June 30, 2005 and December 31, 2004, respectively	44	43
Additional paid-in capital	59,727	55,292
Deferred compensation	(700)	(1,064)
Treasury stock, at cost; 861,076 shares at June 30, 2005	(10,630)	—
Accumulated other comprehensive income	195	355
Retained earnings	50,260	35,163

Total stockholders’ equity	98,896	89,789

Total liabilities and stockholders’ equity	$173,815	$160,808

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue
License fees	$8,304	$7,293	$14,772	$12,370
Services	14,112	11,090	25,584	20,663
Maintenance and subscriptions	19,150	16,192	37,679	32,025
Other revenue	1,242	974	2,176	1,928

Total revenue	42,808	35,549	80,211	66,986

Cost of revenue
Cost of license fees	1,146	835	2,091	1,493
Cost of services (of which $83, $273, $174 and $567 in the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004, respectively, was stock option compensation expense)	7,190	5,952	13,783	11,552
Cost of maintenance and subscriptions (of which $11, $25, $22 and $62 in the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004, respectively, was stock option compensation expense)	2,927	2,855	5,871	5,586
Cost of other revenue	1,228	915	2,044	1,775

Total cost of revenue	12,491	10,557	23,789	20,406

Gross profit	30,317	24,992	56,422	46,580

Operating expenses
Sales and marketing	8,794	7,155	16,476	13,293
Research and development	5,284	4,428	10,331	8,704
General and administrative	4,006	3,121	7,841	6,054
Amortization	—	—	—	32
Costs of initial public offering	—	700	—	1,650
Stock option compensation expense (benefit)	3,226	526	(4,516)	1,193

Total operating expenses	21,310	15,930	30,132	30,926

Income from operations	9,007	9,062	26,290	15,654
Interest income	327	29	580	54
Interest expense	(12)	(37)	(25)	(250)
Other income (expense), net	109	(3)	(2)	346

Income before provision for income taxes	9,431	9,051	26,843	15,804
Income tax provision	896	3,708	7,449	6,464

Net income	$8,535	$5,343	$19,394	$9,340

Earnings per share
Basic	$0.19	$0.13	$0.45	$0.22
Diluted	$0.18	$0.12	$0.40	$0.20

Common shares and equivalents outstanding
Basic weighted average shares	43,869,796	42,490,790	42,958,761	42,450,873
Diluted weighted average shares	48,675,998	46,359,016	48,097,775	46,312,168

Dividends per share	$0.05	$—	$0.10	$—

Summary of stock option compensation expense (benefit)
Cost of services	$83	$273	$174	$567
Cost of maintenance and subscription revenue	11	25	22	62

Total cost of revenue	94	298	196	629
Sales and marketing	70	222	144	476
Research and development	42	142	97	316
General and administrative	3,114	162	(4,757)	401

Total operating expense	3,226	526	(4,516)	1,193

Total stock option compensation expense (benefit)	$3,320	$824	$(4,320)	$1,822

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2005	2004

Cash flows from operating activities
Net income	$19,394	$9,340
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,359	1,297
Provision for doubtful accounts and sales returns	694	607
Stock option compensation (benefit) expense	(3,881)	1,822
Amortization of deferred financing fees	24	156
Deferred taxes	6,012	4,248
Benefit on exercise of stock options	3,269	—
Changes in assets and liabilities
Accounts receivable	(8,846)	(8,962)
Prepaid expenses and other assets	(2,723)	(278)
Trade accounts payable	28	344
Accrued expenses and other current liabilities	(2,367)	232
Deferred revenue	6,365	7,483

Total adjustments	(66)	6,949

Net cash provided by operating activities	19,328	16,289

Cash flows from investing activities
Purchase of property and equipment	(890)	(1,188)
Purchase of net assets of acquired company	(497)	(66)

Net cash used in investing activities	(1,387)	(1,254)

Cash flows from financing activities
Repayments on long-term debt and capital lease obligations	(44)	(5,068)
Proceeds from exercise of stock options	5,411	480
Purchase of treasury stock	(10,630)	—
Dividend payments to stockholders	(4,297)	—

Net cash used in financing activities	(9,560)	(4,588)

Effect of exchange rate on cash and cash equivalents	(81)	(304)

Net increase in cash and cash equivalents	8,300	10,143
Cash and cash equivalents, beginning of period	42,144	6,708

Cash and cash equivalents, end of period	$50,444	$16,851

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
1. Organization
Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of June 30, 2005 the Company had approximately 13,000 active customers distributed across multiple verticals within the nonprofit market including religion; education; foundations; health and human services; arts and cultural; public and societal benefits; environment and animal welfare; and international foreign affairs.
2. Delaware reincorporation; initial public offering
On July 16, 2004, the Company was reincorporated under the laws of the State of Delaware and, accordingly, under its certificate of incorporation effective that date, its authorized stock consists of 180,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.
The Company’s registration statement, filed on Form S-1 (Registration No. 333-112978) under the Securities Act of 1933, in connection with the initial public offering of its common stock, was declared effective by the Securities and Exchange Commission (the “SEC”) on July 22, 2004. On July 27, 2004 the Company completed its initial public offering in which selling stockholders sold a total of 8,098,779 shares of common stock for $8.00 per share (before underwriter discounts and commissions), for an aggregate public offering price of $64,790,232. On August 2, 2004, the underwriters exercised their over-allotment option for the purchase of 1,214,817 shares of common stock at $8.00 per share for an additional aggregate public offering price of $9,718,536. All of the shares sold in this offering were sold by selling stockholders and, accordingly, the Company did not receive any proceeds from the sale of shares in this offering. The Company expensed the costs of its initial public offering in its statement of operations, which were $1,650,000 for the six months ended June 30, 2004, and $2,455,000 for the year ended December 31, 2004. These costs were primarily comprised of printing, legal and accounting fees.
3. Summary of significant accounting policies
Unaudited interim financial statements
The interim consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, respectively, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Basis of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the allowance for sales returns and doubtful accounts, lives of tangible and intangible assets, impairment of long-lived assets, realization of deferred tax assets, stock option compensation, revenue recognition, and provision for income taxes. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.
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
Under these pronouncements, the Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is probable. The Company uses a signed agreement as evidence of an arrangement. Delivery occurs when the product is delivered. The Company’s typical license agreement does not include customer acceptance provisions. If acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s standard payment terms. The Company considers payment terms greater than 90 days to be beyond its customary payment terms. The Company deems collection probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, the Company postpones recognition of the revenue until cash collection. The Company sells software licenses with maintenance and, frequently, professional services. The Company allocates revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. Fair value for the maintenance services associated with the Company’s software licenses is based upon renewal rates stated in the Company’s agreements, which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis.
The Company recognizes revenue from maintenance services ratably over the contract term, which is usually one year. Maintenance revenue also includes the right to unspecified product upgrades on an if-and-when available basis. Subscription revenue includes fees for hosted solutions, data enrichment services and hosted online training programs. Subscription-based revenue and any related set-up fees are recognized ratably over the twelve-month service period of the contracts, as there is no discernible pattern of usage.
The Company’s services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel and lodging related expenses. For small service engagements, less than approximately $10,000, the Company frequently contracts for and bills based on a fixed fee plus reimbursable travel and lodging related expenses. The Company recognizes this revenue upon completion of the work performed. When the Company’s services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the Company’s software and rarely exceed three months in duration. The Company recognizes revenue as these services are performed. When the Company sells hosting separately from consulting, installation and implementation services, it recognizes that revenue ratably over the service period.
The Company sells training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. During the second quarter of 2005, the Company introduced the Blackbaud Training Pass for The Raiser’s Edge, which is recognized ratably over the annual service period of the contracts, as there is no apparent pattern of usage. The Company recognizes revenue from donor prospect research and data modeling service engagements upon delivery.
To the extent that the Company’s customers pay for the above-described services in advance of delivery, the amounts are recorded in deferred revenue.
Deferred compensation and stock-based compensation plans
The Company accounts for stock option compensation based on the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. Certain of the Company’s option grants are accounted for as variable awards under the provisions of APB No. 25. These provisions require the Company to account for these variable awards and record deferred compensation for the difference between the exercise price and the fair market value of the stock at each reporting date. Deferred compensation is amortized using the accelerated method over the vesting period of the related stock option in accordance with FASB Interpretation (“FIN”) No. 28. Statement of Financial Accounting Standards Number 123 (“SFAS No. 123”) is effective and will be implemented for the year beginning January 1, 2006. See the New accounting pronouncements section of this footnote.
Amortization of deferred compensation resulted in the Company recognizing stock option compensation expense of $3,320,000 and $824,000 for the quarters ended June 30, 2005 and 2004, respectively. Amortization of deferred compensation resulted in the Company recognizing stock option compensation benefit of $4,320,000 for the six months ended June 30, 2005, which is principally the result of (i) a stock option compensation expense recorded in the second quarter of $3,077,000 resulting from adjusting the deferred compensation associated with the 2.7 million options held by the Company’s CEO from the closing price of $12.60 per share at March 31, 2005 to the closing price of $13.50 per share at June 30, 2005, (ii) stock option compensation expense recorded in the second quarter of $430,000 resulting from adjusting the deferred compensation associated with 0.8 million options exercised by the Company’s CEO from the closing price of $12.60 per share at March 31, 2005 to the closing price of $13.06 per share on June 1, 2005, the date of the transaction, and (iii) a stock option compensation benefit recorded in the first quarter of $7,908,000 resulting from adjusting the deferred compensation associated with the 3.5 million options held by the Company’s CEO from the closing price of $14.64 per share at December 31, 2004 to the closing price of $12.60 per share at March 31, 2005. The remaining 2.7 million options as of June 30, 2005 held by the Company’s CEO will be accounted for as a variable award until the grant is fully exercised, forfeited, or expires unexercised.
Additionally, stock option compensation expense of approximately $2,890,000 and stock option compensation benefit of $4,750,000 was recorded in the three and six months ended June 30, 2005 resulting from the amortization of deferred compensation associated with approximately 3.0 million options held by employees, previously subject to variable accounting, which became fixed upon completion of the initial public offering and which will be recognized over the remaining vesting period. These options are no longer being accounted for as variable awards following the occurrence of the Company’s initial public offering in July 2004.
The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard, (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Had compensation cost been determined under the market value method using Black-Scholes valuation principles, net income would have been adjusted to the following proforma amounts:

(in thousands, except share amounts)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$8,535	$5,343	$19,394	$9,340
Total stock option compensation expense (benefit), net of related tax effects, included in the determination of net income as reported	2,437	609	(3,171)	1,347
Total stock option compensation (expense) benefit, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards	(2,556)	(469)	1,574	(1,015)

Pro forma net income	$8,416	$5,483	$17,797	$9,672

Earnings per share:
Basic, as reported	$0.19	$0.13	$0.45	$0.22
Basic, pro forma	$0.19	$0.13	$0.41	$0.23
Diluted, as reported	$0.18	$0.12	$0.40	$0.20
Diluted, pro forma	$0.17	$0.12	$0.37	$0.21
The pro forma amount reflects all options granted. Pro forma compensation cost might not be representative of that expected in future years.
Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Volatility	83.23%	0.00%	83.23%	0.00%
Dividend yield	1.59%	0.00%	1.59%	0.00%
Risk-free interest rate	3.80%	3.68%	3.80%	3.68%
Expected option life in years	6.55	7.49	6.55	7.49
Accumulated other comprehensive income
Accumulated other comprehensive income consisted of the following for the three and six months ended June 30, 2005 and 2004.

	Three months ended		Six months ended
(in thousands)	June 30,		June 30,
	2005	2004	2005	2004
Net income	$8,535	$5,343	$19,394	$9,340
Foreign currency translation, net of tax	(127)	(96)	(160)	(263)

Total comprehensive income	$8,408	$5,247	$19,234	$9,077

Income taxes
Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with the recapitalization agreement, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and in connection with the recapitalization, the Company recorded a one-time benefit of $107,000,000 in its deferred tax asset as a result of the recapitalization agreement. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity.

The Company has not recorded a valuation allowance against this item in its deferred tax asset as of June 30, 2005 or December 31, 2004, as the Company believes it will be able to fully utilize this benefit, which is dependent upon the Company’s ability to generate taxable income.
Also included in the Company’s deferred tax asset at December 31, 2004 were state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that begin to expire in 2015. The Company established a valuation allowance against these credits when the asset was recorded because, based on information available at that time, it was not deemed more likely than not that these credits would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of related state NOLs, the Company released $2.9 million of the valuation allowance related to these state income tax credits. This resulted in a credit to its income tax expense of $2.9 million for the three and six months ended June 30, 2005.
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
New accounting pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153 “Exchanges of Nonmonetary Assets – An Amendment of APB No. 29”. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance or are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS No. 153 will have a significant effect on its financial statements.
On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows.” Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123(R) until the first fiscal year beginning after June 15, 2005. SFAS 123(R) will be effective for the Company beginning in 2006. The impact of adoption of SFAS 123(R) cannot be predicted at this time because the Company has not yet determined its transition method and because it will depend on levels of share-based payments granted in the future.
On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of FAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its financial condition and results of operations but does not believe that the adoption will have a material impact.
4. Acquisition
In April 2005 Blackbaud acquired the net assets of a software distribution company based in the United Kingdom for $438,000. The transaction was accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess consideration above the fair value of the net assets acquired of $353,000 was recorded as goodwill in April 2005. Additionally, an identifiable intangible asset of $235,000, consisting of existing customer relationships, was recorded and will be amortized over its estimated useful life of 12 years.
5. Earnings per share
The Company computes earnings per common share in accordance with SFAS No. 128, “Earnings Per Share”. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common stock equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options. Diluted earnings per share for the three and six months ended June 30, 2005 does not include the effect of 25,000 potential common share equivalents, as they are anti-dilutive. There were no anti-dilutive potential common share equivalents outstanding for the three and six months ended June 30, 2004.
The following table sets forth the computation of basic and fully diluted earnings per share:

(in thousands
except share and
per share amounts)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$8,535	$5,343	$19,394	$9,340

Denominator:
Weighted average common shares	43,869,796	42,490,790	42,958,761	42,450,873

Add effect of dilutive securities
Employee stock options	4,806,202	3,868,226	5,139,014	3,861,295

Weighted average common shares assuming dilution	48,675,998	46,359,016	48,097,775	46,312,168

Earnings per share:
Basic	$0.19	$0.13	$0.45	$0.22
Diluted	$0.18	$0.12	$0.40	$0.20
6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2005 and December 31, 2004.

(in thousands)	June 30, 2005	December 31, 2004
Deferred sales commission costs	$50	$344
Prepaid rent	438	106
Prepaid insurance	103	358
Prepaid data costs	69	65
Prepaid real estate commissions	67	79
Prepaid software maintenance and royalties	402	527
Prepaid taxes	3,292	—
Other	314	327

	$4,735	$1,806

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2005 and December 31, 2004.

(in thousands)	June 30, 2005	December 31, 2004
Accrued bonuses	$2,363	$4,090
Accrued cash component of stock option compensation	3,500	3,472
Accrued commissions and salaries	1,281	1,032
Customer credit balances	621	675
Taxes payable	2,490	4,220
Accrued accounting and legal costs	784	491
Accrued health care costs	974	508
Other	1,546	1,531

	$13,559	$16,019

8. Credit agreement
On September 30, 2004, the Company entered into a $30.0 million revolving credit facility, which replaced its prior $15.0 million revolving credit facility that was canceled in July 2004. Amounts borrowed under the $30.0 million revolving credit facility bear interest, at the Company’s option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on the Company’s consolidated leverage ratio. Amounts outstanding under the facility are not secured by a lien on the Company’s assets, but are guaranteed by the Company’s operating subsidiaries and the facility is subject to covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. There were no principal or interest amounts outstanding under the facility as of June 30, 2005. The termination date of the facility is September 30, 2007.
9. Commitments and contingencies
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
The Company has subleased a portion of its headquarters facility under various agreements extending through 2008. Under these agreements, rent expense was reduced by $118,000 and $115,000 for the three months ended June 30, 2005 and 2004,respectively, and by $236,000 and $224,000 for the six months ended June 30, 2005 and 2004, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $474,000, $481,000, $475,000 and $128,000 for the years 2005, 2006, 2007, and 2008, respectively. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $400,000 and $255,000 for the three months ended June 30, 2005 and 2004, respectively, and $680,000 and $511,000 for the six months ended June 30, 2005 and 2004, respectively.
Other commitments
The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights with an entity principally owned by an individual who, prior to the Company’s public offering on July 22, 2004, was a minority stockholder of the Company. The Company incurred expense under this agreement of $50,000 for each of the three-month periods ended June 30, 2005 and 2004 and $100,000 for each of the six-month periods ended June 30, 2005 and 2004.
The Company utilizes third-party relationships in conjunction with its products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The Company incurred expense under these arrangements of $155,000 and $126,000 for the three-

month periods ended June 30, 2005 and 2004, respectively, and $312,000 and $231,000 for the six-month periods ended June 30, 2005 and 2004, respectively.
Legal contingencies
The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s financial position or results of operations.
10. Income taxes
Income taxes for the three-month period ended June 30, 2005 were calculated using the projected effective tax rate for fiscal 2005 in accordance with SFAS No. 109. The Company estimates that in the fiscal year ending December 31, 2005, it will have an effective tax rate of approximately 38.7%, excluding the impact of recognizing the benefit of certain state tax credits during the second quarter as noted below. Including the state tax credit benefit, the Company’s effective tax rate for the three months ended June 30, 2005 was 9.5%. The Company’s effective tax rate for the three-month period ended June 30, 2004 was 41.0%.
During its second quarter the Company reversed a portion of its valuation allowance against certain state tax credits. The Company’s deferred tax asset at December 31, 2004 included state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that begin to expire in 2015. The Company established a valuation allowance against these credits when the asset was recorded because, based on information available at that time, it was not deemed probable that these credits would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of related state NOLs, the Company released $2.9 million of the valuation allowance related to these state income tax credits. This resulted in a credit to its income tax expense of $2.9 million for the three and six months ended June 30, 2005.
11. Stockholders’ equity
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
On February 1, 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to buy back up to $35,000,000 of its outstanding shares of common stock. The shares could be purchased in conjunction with a public offering of Blackbaud stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. Under the program, during the second quarter of 2005, the Company purchased 204,200 shares of its common stock at an average price of $13.02 per share. The Company accounts for treasury stock under the cost method which resulted in an increase to the treasury stock balance of $2,660,000 as of June 30, 2005. In total, the Company repurchased 861,076 shares under this program at an average price per share of $12.34. This program was terminated on June 3, 2005.
On May 31, 2005, the Company’s Board of Directors approved a self-tender offer to purchase up to 2,620,690 shares of its common stock for $14.50 per share. On June 3, 2005, the Company commenced the self tender offer to purchase shares of its common stock which expired on July 1, 2005. On July 5, 2005, the Company announced that its Board of Directors had authorized the purchase of an additional 344,827 shares, and on July 13, 2005, completed the purchase of 2,965,517 shares of its common stock for a total of $43.0 million.
12. Segment information
The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers. The method of determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company has determined that its reportable segments are those that are based upon internal financial reports that disaggregate operating information into six reportable segments. The Company’s chief operating decision maker, as defined in SFAS No. 131, is its chief executive officer, or CEO.
The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third party contractors, data expense and classroom rentals, for the three and six months ended June 30, 2005 and 2004 were as follows:

					Maintenance
	License	Consulting	Education	Analytic	and
(in thousands)	fees	services (1)	services (2)	services (3)	subscriptions	Other	Total
Three months ended June 30, 2005

Revenue	$8,304	$8,218	$4,304	$1,590	$19,150	$1,242	$42,808
Direct controllable costs	1,146	4,107	1,267	930	2,320	1,218	10,988

Segment income	7,158	4,111	3,037	660	16,830	24	31,820
Corporate costs not allocated							1,503
Operating expenses							21,310
Interest (income) expense							(315)
Other (income) expense, net							(109)

Income before provision for income taxes							$9,431

					Maintenance
	License	Consulting	Education	Analytic	and
(in thousands)	fees	services (1)	services (2)	services (3)	subscriptions	Other	Total
Three months ended June 30, 2004

Revenue	$7,293	$6,124	$3,596	$1,370	$16,192	$974	$35,549
Direct controllable costs	835	2,977	1,152	713	2,168	908	8,753

Segment income	6,458	3,147	2,444	657	14,024	66	26,796
Corporate costs not allocated							1,804
Operating expenses							15,930
Interest (income) expense							8
Other (income) expense, net							3

Income before provision for income taxes							$9,051

					Maintenance
	License	Consulting	Education	Analytic	and
(in thousands)	fees	services (1)	services (2)	services (3)	subscriptions	Other	Total
Six months ended June 30, 2005

Revenue	$14,772	$14,552	$8,147	$2,885	$37,679	$2,176	$80,211
Direct controllable costs	2,091	7,646	2,414	1,823	4,611	2,027	20,612

Segment income	12,681	6,906	5,733	1,062	33,068	149	59,599
Corporate costs not allocated							3,177
Operating expenses							30,132
Interest (income) expense							(555)
Other (income) expense, net							2

Income before provision for income taxes							$26,843

(1)	This segment consists of consulting, installation and implementation services.

(2)	The segment consists of customer training and other education services.

(3)	This segment consists of donor prospect research and data modeling services.

					Maintenance
	License	Consulting	Education	Analytic	and
(in thousands)	fees	services (1)	services (2)	services (3)	subscriptions	Other	Total
Six months ended June 30, 2004

Revenue	$12,370	$11,222	$6,999	$2,442	$32,025	$1,928	$66,986
Direct controllable costs	1,493	5,621	2,323	1,372	4,299	1,760	16,868

Segment income	10,877	5,601	4,676	1,070	27,726	168	50,118
Corporate costs not allocated							3,538
Operating expenses							30,926
Interest (income) expense							196
Other (income) expense, net							(346)

Income before provision for income taxes							$15,804

(1)	This segment consists of consulting, installation and implementation services.

(2)	The segment consists of customer training and other education services.

(3)	This segment consists of donor prospect research and data modeling services.

13. Subsequent events
On July 27, 2005, the Company declared its third quarter dividend of $0.05 per share payable on August 30, 2005 to stockholders of record on August 15, 2005.
On July 27, 2005 the Company also announced a new stock repurchase program in which up to $35.0 million of common stock can be repurchased. Pursuant to the program, the shares may be purchased, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under “Cautionary Statement” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results.
Overview
We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of June 30, 2005 we had approximately 13,000 customers. Our customers operate in multiple verticals within the nonprofit market, including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international foreign affairs.
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
Critical accounting policies and estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period and related disclosures of contingent assets and liabilities. The most significant estimates and assumptions relate to our allowance for sales returns and doubtful accounts, lives of tangible and intangible assets, impairment of long-lived assets, stock option compensation, revenue recognition, provision for income taxes and realization of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. We are not aware of any circumstances in the past, that have caused these estimates and assumptions to be materially wrong. Furthermore, we are not currently aware of any material changes in our business that might cause these assumptions or estimates to differ significantly.
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
We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss has transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery occurs when the product is delivered. Our typical license agreement does not include customer acceptance provisions. If acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable with our standard payment terms. We consider payment terms greater than 90 days to be beyond our customary payment terms. We deem collection probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we postpone recognition of the revenue until cash collection. We sell software licenses with maintenance and, frequently, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to our company. Fair value for the maintenance services associated with our software licenses is based upon renewal rates stated in our agreements, which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis.
We recognize revenue from maintenance services ratably over the contract term, which is usually one year. Maintenance revenue also includes the right to unspecified product upgrades on an if-and-when available basis. Subscription revenue includes fees for hosted solutions, data enrichment services and hosted online training programs. Subscription-based revenue and any related set-up fees are recognized ratably over the twelve-month service period of the contracts.
Our services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel and lodging related expenses. For small service engagements, less than approximately $10,000, we frequently contract for and bill based on a fixed fee plus reimbursable travel and lodging related expenses. We recognize this revenue upon completion of the work performed. When our services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of our software and rarely exceed three months in duration. We recognize revenue as these services are performed. When we sell hosting separately from consulting, installation and implementation services, we recognize that revenue ratably over the service period.
We sell training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. During the second quarter of 2005, we introduced the Blackbaud Training Pass, which permits customers to attend unlimited training, subject to certain restrictions, during the annual contract period. This revenue is recognized ratably over the contract period that is typically a year. We recognize revenue from donor prospect research and data modeling service engagements upon delivery.
To the extent that our customers pay for the above-described services in advance of delivery, we record those amounts in deferred revenue.
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

Valuation of long-lived and intangible assets and goodwill
We review identifiable intangible and other long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances occur, we use the undiscounted cash flow method to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, we measure the impairment using discounted cash flows. The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made.
In accordance with Statement of Financial Accounting Standard, or SFAS, No. 142, “Goodwill and Other Intangible Assets”, we test goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, an impairment is indicated. We measure the impairment as the excess of the recorded goodwill over its fair value which could materially adversely impact our financial position and results of operations.
Stock option compensation
We account for stock option compensation under the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”. Under this pronouncement, there is generally no cost associated with options that are granted with an exercise price equal to or above the fair value per share of our common stock on the date of grant. Because there was no public market for our stock prior to our initial public offering in July 2004, our board of directors estimated the fair value of our common stock by considering a number of factors, including our operating performance, significant events in our history, trends in the broad market for technology stocks and the expected valuation we would obtain in an initial public offering. Prior to our initial public offering, grants under two of our option plans, covering approximately 6.5 million shares, contained provisions that resulted in them being treated as variable awards under APB No. 25. The effect of this accounting is that an amount equal to the difference between the exercise price of the options and the estimated current fair value is charged to deferred compensation and amortized as an expense over the related vesting periods of the grants using the accelerated method outlined in FASB Financial Interpretation Number 28, or FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans”. Under variable award accounting, the affected option grants continue to be marked to market until such time as the amount of related compensation is deemed fixed. Options for approximately 3.0 million shares are no longer being accounted for as variable awards following the occurrence of our initial public offering in July 2004. Of the remaining 3.5 million shares held by our Chief Executive Officer, 0.8 million were exercised in a “net” exercise completed during the second quarter of 2005. The remaining 2.7 million will continue to be accounted for as a variable award until the grant is fully exercised, is forfeited, or expires unexercised.
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
We have also disclosed in note 3 of the Notes to the unaudited consolidated financial statements the pro forma effects of accounting for our stock option compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”, as well as the underlying assumptions.
We used the following assumptions in the calculation of stock option compensation expense for options granted in accordance with SFAS No. 123:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Volatility	83.23%	0.00%	83.23%	0.00%
Dividend yield	1.59%	0.00%	1.59%	0.00%
Risk-free interest rate	3.80%	3.68%	3.80%	3.68%
Expected option life in years	6.55	7.49	6.55	7.49
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
Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. We historically made distributions to our stockholders to cover the stockholders’ anticipated tax liability. In connection with the recapitalization agreement, we converted our U.S. taxable status from an S corporation to a C corporation. Accordingly, since October 14, 1999 we have been subject to federal and state income taxes. Upon this conversion and in connection with the recapitalization, we recorded a one-time benefit of $107.0 million in our deferred tax asset as a result of the recapitalization agreement.
We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. We have not recorded a valuation allowance against this item in its deferred tax asset as of June 30, 2005 and December 31, 2004 because we expect to be able to fully utilize this benefit. The ability to utilize this benefit is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of tax amortization permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.
We have not recorded a valuation allowance against this item in our deferred tax asset as of June 30, 2005 or December 31, 2004, as we believe we will be able to fully utilize this benefit. The ability to utilize this benefit is dependent upon our ability to generate taxable income.
Also included in our deferred tax asset at December 31, 2004 were state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that begin to expire in 2015. We established a valuation allowance against these credits when the asset was recorded because, based on information available at that time, it was not deemed more likely than not that these credits would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of related state NOLs, we released $2.9 million of the valuation allowance related to these state income tax credits. This resulted in a credit to our income tax expense of $2.9 million for the three and six months ended June 30, 2005. We will continue to evaluate the realizability of the remaining state tax credits and any further adjustment to the valuation allowance will be made in the period we determine it is more likely than not the remaining credits will be utilized.
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

Results of operations
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue
License fees	19.4%	20.5%	18.4%	18.5%
Services	33.0	31.2	31.9	30.8
Maintenance and subscriptions	44.7	45.6	47.0	47.8
Other revenue	2.9	2.7	2.7	2.9

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Cost of license fees	2.7	2.4	2.6	2.2
Cost of services	16.8	16.7	17.2	17.3
Cost of maintenance and subscriptions	6.8	8.0	7.3	8.3
Cost of other revenue	2.9	2.6	2.6	2.7

Total cost of revenue	29.2	29.7	29.7	30.5

Gross profit	70.8	70.3	70.3	69.5

Operating expenses
Sales and marketing	20.5	20.1	20.5	19.8
Research and development	12.4	12.5	12.9	13.0
General and administrative	9.4	8.8	9.7	9.0
Amortization	0.0	0.0	0.0	0.0
Costs of initial public offering	0.0	2.0	0.0	2.5
Stock option compensation	7.5	1.4	(5.6)	1.8

Total operating expenses	49.8	44.8	37.5	46.1

Income from operations	21.0	25.5	32.8	23.4
Interest income	0.8	0.1	0.7	0.1
Interest income (expense)	0.0	(0.1)	0.0	(0.4)
Other income, net	0.2	0.0	0.0	0.5

Income before provision for income taxes	22.0	25.5	33.5	23.6

Income tax provision	2.1	10.5	9.3	9.7

Net income	19.9%	15.0%	24.2%	13.9%

Comparison of quarters ended June 30, 2005 and 2004
Revenue
Second quarter of 2005 total revenue of $42.8 million increased by $7.3 million, or 20.6%, compared with $35.5 million in the comparable period in 2004. The increase is due to growth in services and license fees to new and existing customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.
License fees
We derive revenue from license fees by selling rights to use our software products, typically under a perpetual license agreement. Revenue from license fees of $8.3 million in the second quarter of 2005 increased by $1.0 million, or 13.7%, compared with $7.3 million for the second quarter of 2004. These amounts represent 19.4% and 20.5% of total revenue for the second quarter of 2005 and 2004, respectively. The increase in license fees in the three months ended June 30, 2005 is attributable to $0.5 million of product sales to new customers and $0.5 million of product sales to our installed customer base. The prices charged for our license fees have remained basically unchanged for this period.
During the second quarter of 2005, we expanded our Patron Edge ticketing software solution to the United Kingdom. During the second quarter of 2005, we recognized $0.2 million of U.K. Patron Edge revenue.
Services
Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. Second quarter revenue from services of $14.1 million in 2005 increased by $3.0 million, or 27.0%, compared with $11.1 million in the second quarter of 2004. These amounts represent 33.0% and 31.2% of total revenue for the second quarter of 2005 and 2004, respectively. The rates charged for our service offerings have remained relatively constant over this time period and, as such, the revenue increases are primarily due to volume of services provided. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. These services account for $8.2 million and $6.1 million in the second quarter of 2005 and 2004, respectively, representing 58.2% and 55.2%, respectively, of total services revenue. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, the end product of which enables the customer to more effectively target its fundraising activities. We perform these assessments using our proprietary analytical and data enrichment tools. These services account for $1.6 million and $1.4 million in 2005 and 2004, respectively, and represent 11.3% and 12.4%, respectively, of total services revenue for the second quarter. Also contributing to this increase is customer training revenue of $4.3 million during the second quarter of 2005, compared with $3.6 million in the second quarter of 2004. These amounts represented 30.5% and 32.4%, respectively, of total services revenue.
Maintenance and subscriptions
Revenue from maintenance and subscriptions is predominantly comprised of annual fees derived from new maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products, and online, telephone and email support. Also included is revenue derived from our subscription-based services, principally hosted fundraising software solutions, certain data services and our online subscription training offerings. Maintenance and subscriptions revenue of $19.2 million in the second quarter of 2005 increased by $3.0 million, or 18.5%, compared with $16.2 million in the second quarter of 2004. These amounts represent 44.7% and 45.6% of our total revenue for the second quarter of 2005 and 2004, respectively. The increase in maintenance and subscription revenue in the second quarter of 2005 over the second quarter of 2004 is comprised of $2.6 million from new maintenance contracts associated with new license agreements, including new products, $0.8 million of incremental subscriptions and $0.6 million from maintenance contract inflationary rate adjustments, offset by $1.0 million of maintenance contracts that were not renewed.
Other revenue
Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations, revenues associated with hosting internet sites for clients, fees from user conferences and sale of hardware in conjunction with our ticketing solution. Other revenue of $1.2 million in the second quarter of 2005 increased $0.2 million from the second quarter 2004 revenue of $1.0 million. Other revenue represents 2.9% of total revenue for the second quarter of 2005 and 2.7% of total revenue for the second quarter of 2004.
Cost of revenue
Cost of license fees
Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $1.1 million for the second quarter of 2005 increased by $0.3 million, or 37.5%, compared with $0.8 million in the second quarter of 2004. These amounts represent 13.8% and 11.4% of license fee revenue in 2005 and 2004, respectively. Royalty payments in the second quarter of 2005 relating to our ticketing software, whose sales were launched late in the second quarter of 2004, represented $0.4 million in increased cost of license fees. Partially offsetting these ticketing royalties were cost savings for proprietary software costs related to other software products, which decreased $0.1 million. Reseller commissions and shipping costs remained relatively constant and decreased as a percent of license revenue.
Cost of services
Cost of services is principally comprised of salary and benefits, including non-cash stock-based compensation charges, third-party contractor expenses, data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. Cost of services of $7.2 million in the second quarter of 2005 increased $1.2 million, or 20.0%, compared with $6.0 million in the second quarter of 2004. These amounts represent 50.9% and 53.7% of total services revenue for 2005 and 2004, respectively. The increase in absolute dollars is due to approximately 22.0% headcount growth and the additional employee-related costs, as well as $0.1 million of incremental data costs associated with our analytic services. Better utilization during the second quarter of 2005 is the primary reason costs decreased as a percent of revenue compared to the second quarter of 2004.
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
Cost of revenue in providing consulting, installation and implementation services (consulting services) was $4.1 million and $3.0 million in the second quarter of 2005 and 2004, respectively. These amounts represent 50.0% and 48.6% of the related revenue in the second quarter of 2005 and 2004, respectively. The increased cost of consulting services is primarily the result of hiring additional employees, thus increasing consulting headcount approximately 27%, to meet customer demand for consulting services.
Cost of revenue in providing customer training and education (education services) was $1.3 million and $1.2 million in the second quarter of 2005 and 2004, respectively. These costs represent 29.4% and 32.0% of the related revenue for the second quarter of 2005 and 2004, respectively. Training margins have improved due to focused efforts to reduce costs associated with our regional training sessions, as well as reduced promotional costs in the second quarter of 2005 compared to the second quarter of 2004.
Cost of revenue in providing donor prospect research and data-modeling services (analytic services) was $0.9 million and $0.7 million in the second quarter of 2005 and 2004, respectively. These amounts represent 58.5% and 52.0% of related revenues for the second quarter of 2005 and 2004, respectively. The increased cost of analytic services is due to the data used in connection with customer analytics engagements becoming more expensive and the costs of a larger workforce during the second quarter of 2005 compared to the second quarter of 2004.
Cost of maintenance and subscriptions
Cost of maintenance and subscriptions is primarily comprised of salary and benefits, including non-cash stock-based compensation, third-party contractor expenses, data expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. The cost of maintenance and subscriptions of $2.9 million in the second quarter of 2005 remained relatively constant in absolute terms when compared to the second quarter of 2004, representing 15.3% and 17.6% of related revenue in the second quarter of 2005 and 2004, respectively. Margins on recurring revenue improved due to employee costs which slightly increased in absolute dollars but were lower as a percent of revenue in the second quarter of 2005 compared with the second quarter of 2004.
Cost of other revenue
Cost of other revenue includes salaries and benefits, costs of business forms, hardware costs, expenses relating to hosting clients’ internet sites, reimbursable expenses relating to the performance of services at customer locations, and an allocation of facilities and depreciation expenses. Cost of other revenue in the second quarter of 2005 of $1.2 million increased by $0.3 million, or 33.3%, compared to the $0.9 million reported in the second quarter of 2004. These costs represent 98.9% and 93.9% of other revenue for 2005 and 2004, respectively. Other revenue margins declined in the second quarter of 2005 compared with the second quarter of 2004 due to higher reimbursable travel costs.
Operating expenses
Sales and marketing
Sales and marketing expenses include salaries and related human resource costs of our sales and marketing organizations, travel and entertainment expenses, sales commissions, advertising and marketing materials, public relations and an allocation of facilities and depreciation expenses. Sales and marketing costs increased $1.6 million, or 22.2%, from $7.2 million in the second quarter of 2004 to $8.8 million in the second quarter of 2005. These amounts exclude expenses of $0.1 million and $0.2 million from stock option compensation during 2005 and 2004, respectively, which is recorded as a separate item in total operating expenses. Sales and marketing expenses represent 20.5% and 20.1% of total revenue in the second quarter of 2005 and 2004, respectively. The increased costs are due to $0.5 million in higher commissions paid related to higher commissionable sales in the second quarter of 2005 versus the second quarter of 2004, as well as employee costs associated with a 16% increase in the size of our sales and marketing workforce.
Research and development
Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $5.3 million in the second quarter of 2005 increased $0.9 million or 20.5% over second quarter 2004 costs of $4.4 million. These amounts exclude expenses of less than $0.1 million from stock option compensation in the second quarter of 2005 and 2004, respectively, which is recorded as a separate item in total operating expenses. Research and development expenses represented 12.4% and 12.5% of total revenue in the second quarter of 2005 and 2004, respectively. Cost increases in absolute dollars are the result of a 10% increase in research and development headcounts and associated increases in employee-related expenses. Additionally, we spent an incremental $0.1 million on offshore development.
General and administrative
General and administrative expenses consist primarily of salaries and related human resource costs for general corporate functions, including finance, accounting, legal, human resources, senior executives, facilities and corporate development; third-party professional fees; offering costs; bad debt; insurance; and other administrative expenses. General and administrative expenses were $4.0 million in the second quarter of 2005. This was a $0.9 million increase, or 29.0% over the $3.1 million reported in the second quarter of 2004. These amounts exclude stock option compensation expense of $3.1 million and $0.2 million in the second quarter of 2005 and 2004, respectively. General administrative expenses represent 9.4% and 8.8% of total revenue in the second quarter of 2005 and 2004, respectively. The increased general and administrative costs are predominantly due to increased insurance costs of $0.2 million and investor relations costs and incremental accounting and legal fees totaling $0.4 million. Also, included in the general and administrative expense increase in the second quarter of 2005 are costs of $0.3 million associated with operating as a public company and Sarbanes Oxley Securities Reform Act Section 404 compliance activities.
Stock option compensation
Stock option compensation, included in operating expenses, represents the benefit or charge taken for the difference between the estimated fair value of our common stock and the exercise price of the stock option grants to personnel in sales and marketing, research and development, and general and administrative functions. We adjust the value of these variable grants each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in our closing trading price from one reporting period to the next will likely result in a benefit to us (up to the cumulative expense taken on the grants), and increases in our closing trading price will likely result in charges to expense. We have separately disclosed stock option compensation throughout this discussion and in our financial statements and we have shown a reconciliation of stock option compensation as it relates to sales and marketing, research and development, and general and administrative expenses on the statement of operations, because in managing our operations we believe these benefits and costs significantly affect our ability to better understand and manage other operating expenses and cash needs. We are amortizing the deferred compensation benefits and costs over the vesting periods of the applicable options using the accelerated method as prescribed in FIN No. 28.
Stock option compensation, including $0.1 million of expense recorded in cost of revenue, was an expense of $3.3 million in the second quarter of 2005, which was an increase of $2.7 million from an expense of $0.8 million in the second quarter of 2004, which included $0.3 million of expense recorded in cost of revenue. The change is principally the result of adjusting 2.7 million options held by our CEO from the closing stock price at March 31, 2005 of $12.60 to the closing stock price at June 30, 2005 of $13.50. These options will continue to be accounted for as a variable award until they are fully exercised, forfeited, or expire unexercised. Also contributing to the change in the second quarter of 2005 is a charge resulting from adjusting 0.8 million options that were exercised by our CEO from the closing price of our stock at March 31, 2005 of $12.60 to the closing price of our stock on June 1, 2005 of $13.06, the value on the day of the CEO’s transaction. The expense is further increased by stock option compensation expense of approximately $0.2 million in the second quarter of 2005, relating to amortization of deferred compensation associated with options held by employees, previously subject to variable accounting, which became fixed upon the completion of the initial public offering.
Costs of initial public offering
The costs of our initial public offering, which were $0.7 million during the second quarter of 2004, include professional fees such as attorney and accountant fees, printing costs and filing fees. There were no initial public offering costs in the second quarter of 2005.
Interest expense
Our term loan was fully repaid during the second quarter of 2004 and during that quarter interest expense relating to this loan was nominal. Our only interest expense during the second quarter of 2005 was related to the amortization of deferred financing fees associated with our revolving credit facility which we had not utilized as of June 30, 2005.
Other income (expense), net
Other income (expense) consists of foreign exchange gains and losses and miscellaneous non-operating income and expense items. Other income, from foreign exchange activity, increased from slight losses in the second quarter of 2004 to $0.1 million in gains in the second quarter of 2005.
Income tax provision
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in determining the provision for interim income taxes. We had an effective tax rate of 9.5% in the second quarter of 2005 compared with 41.0% in the second quarter of 2004. At December 31, 2004, included in our deferred tax asset were state income tax credits net of Federal taxes of 34.8% of approximately $4.0 million that begin to expire in 2015. We established a valuation allowance against these credits when the asset was recorded because, based on information available at that time, it was not deemed probable that these credits would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and exhaustion of related state NOLs, we released $2.9 million of the valuation allowance related to these state income tax credits. This resulted in a credit to our income tax expense of $2.9 million for the three and six months ended June 30, 2005.
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

Comparison of the six months ended June 30, 2005 and 2004
Revenue
Total revenue of $80.2 million for the six months ended June 30, 2005 increased by $13.2 million, or 19.7%, compared with $67.0 million for the six months ended June 30, 2004. The increase is due to growth in services and license fees to new and existing customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.
License fees
Revenue from license fees of $14.8 million in the six months ended June 30, 2005 increased by $2.4 million, or 19.4% compared with $12.4 million in the six months ended June 30, 2004. These amounts represented 18.4% and 18.5% of total revenue for the six months ended June 30, 2005 and 2004, respectively. The increase in license fees in the six months ended June 30, 2005 was attributable to $1.3 million of product sales to new customers and $1.1 million of product sales to our installed customer base. The prices charged for our license fees have remained unchanged for this period.
Services
Revenue from services of $25.6 million for the six-month period ended June 30, 2005 increased by $4.9 million, or 23.7%, compared with $20.7 million for the six-month period ended June 30, 2004. These amounts represented 31.9% and 30.8% of total revenue for the six-month period ended June 30, 2005 and 2004, respectively. The rates charged for our service offerings have remained relatively constant over this time period and, as such, the revenue increases are primarily due to volume of services provided. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. These services account for $14.6 million and $11.2 million for the six months ended June 30, 2005 and 2004, respectively, representing 56.9% and 54.3% of total services revenue for those years. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, the end product of which enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical and data enrichment tools. These services account for $2.9 million and $2.4 million for the six months ended June 30, 2005 and 2004, respectively, and represent 11.3% and 11.8% of total services revenue for the same periods in 2005 and 2004. Also contributing to this increase is customer training revenue of $8.1 million during the six-month period ended June 30, 2005, compared with $7.0 million in the six months ended June 30, 2004. These amounts represented 31.8% and 33.9%, respectively, of total services revenue for those fiscal periods.
Maintenance and subscriptions
Maintenance and subscriptions revenue of $37.7 million in the six-month period ended June 30, 2005 increased by $5.7 million, or 17.8% compared with $32.0 million in the six-month period ended June 30, 2004. These amounts represented 47.0% and 47.8% of our total revenue for the six-month period ended June 30, 2005 and 2004, respectively. The increase in maintenance and subscription revenue for the six months ended June 30, 2005, over the same period in 2004, of $5.7 million is comprised of $4.4 million from new maintenance contracts associated with new license agreements, $1.5 million of incremental subscriptions and $1.1 million from inflationary rate increases, offset by $1.3 million of maintenance contracts that were not renewed.

Other revenue
Other revenue of $2.2 million in the six-month period ended June 30, 2005 increased by $0.3 million, or 15.8% compared with $1.9 million in the six-month period ended June 30, 2004. These amounts represented 2.7% and 2.9% of total revenue for the six-month periods ended June 30, 2005 and 2004, respectively.
Cost of revenue
Cost of license fees
Cost of license fees of $2.1 million in the six-month period ended June 30, 2005 increased by $0.6 million, or 40.0%, compared with $1.5 million in the six-month period ended June 30, 2004. These amounts represented 14.2% and 12.1% of license fee revenue in the six-month period ended June 30, 2005 and 2004, respectively. The increase in the six-month period ended June 30, 2005 over the six-month period ended June 30, 2004 was due to royalty payments associated with our ticketing solution software sales as well as higher variable commissions paid to resellers of The Financial Edge.
Cost of services
Cost of services of $13.8 million in the six-month period ended June 30, 2005 increased $2.2 million, or 19.0% compared with $11.6 million in the six-month period ended June 30, 2004. These amounts represented 53.9% and 55.9% of total services revenue in the six-month period ended June 30, 2005 and 2004, respectively. Expenses associated with headcount growth were the reason for the absolute dollar increase in the cost to provide service revenue. The margin improvement is primarily the result of the decrease in stock option compensation expense component of cost of services from $0.6 million in the 2004 period to $0.2 million in the comparable period in 2005.
Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock option compensation. For a tabular presentation of the revenues and direct costs associated with our consulting, training and analytical services operating segments, see Note 11 of the Notes to the unaudited consolidated financial statements regarding segment disclosures beginning on page 11.
Cost of revenue in providing consulting, installation, and implementation services (consulting services) was $7.6 million and $5.6 million in the six-month period ending June 30, 2005 and 2004, respectively. These amounts represent 52.5% and 50.1% of the related revenue of the six-month period ended June 30, 2005 and 2004, respectively. The increased cost of consulting services is primarily the result of hiring additional employees in order to meet customer demand for consulting services.
Cost of revenue in providing customer training and education (education services) was $2.4 million and $2.3 million for the six-month period ended June 30, 2005 and 2004, respectively. These costs represent 29.6% and 33.2% of the related revenue for the six-month period ended June 30, 2005 and 2004, respectively. Training margins have improved due to focused efforts to reduce costs associated with our regional training sessions as well as reduced promotional costs in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
Cost of revenue in providing donor prospect research and data modeling services (analytic services) was $1.8 million and $1.4 million in the six-month periods ended June 30, 2005 and 2004, respectively. These amounts represent 63.2% and 56.2% of related revenues for the six-month periods ended June 30, 2005 and 2004, respectively. The variable costs of data used in connection with customer analytics engagements as well as expanding workforce caused the expense growth during the six-month period ended June 30, 2005 compared to the six months ended June 30, 2004.

Cost of maintenance and subscriptions
The cost of maintenance and subscriptions of $5.9 million in the six-month period ended June 30, 2005 increased $0.3 million, or 5.4%, compared with $5.6 million in the six-month period ended June 30, 2004. These amounts represented 15.6% and 17.4% of related revenue in the six-month periods ended June 30, 2005 and 2004, respectively. Margins on recurring revenue improved due to employee costs which increased as headcount grew approximately 8%, but were lower as a percent of revenue in the six months ended June 30, 2005 when compared to the six months ended June 30, 2004.
Cost of other revenue
Cost of other revenue of $2.0 million in the six-month period ended June 30, 2005 increased by $0.2 million, or 11.1%, compared with $1.8 million in the six-month period ended June 30, 2004. These amounts represented 93.9% and 92.1% of its related revenue in the six-month periods ended June 30, 2005 and 2004, respectively. The primary factor for decreased margins in 2005 was due to increased reimbursable travel costs.
Operating expenses
Sales and marketing
Sales and marketing costs of $16.5 million in the six-month period ended June 30, 2005 increased by $3.2 million, or 24.1%, compared with $13.3 million in the six-month period ended June 30, 2004. These amounts exclude expenses of $0.1 million and $0.5 million from stock option compensation expense in the six-month periods ended June 30, 2005 and 2004, respectively, which is recorded as a separate item in total operating expenses. Sales and marketing expenses represented 20.5% and 19.8% of total revenue in the six-month periods ended June 30, 2005 and 2004, respectively. The increased costs are due to $1.0 million in higher commissions paid related to higher commissionable sales in the six months ended June 30, 2005 versus the six months ended June 30, 2004, as well as expanding the size and skill set of our sales force.
Research and development
Research and development costs of $10.3 million in the six-month period ended June 30, 2005 increased $1.6 million, or 18.4%, compared with $8.7 million in the six-month period ended June 30, 2004. These amounts exclude $0.1 million and $0.3 million of stock option compensation expense in the six-month periods ended June 30, 2005 and 2004, respectively. Research and development expenses represented 12.9% and 13.0% of total revenue in the six-month periods ended June 30, 2005 and 2004, respectively. Cost increases in absolute dollars are due to a 5% growth in research and development headcounts and their associated costs, as well as supplemental outsourced labor to develop our products.
General and administrative
General and administrative expenses of $7.8 million in the six-month period ended June 30, 2005 increased $1.7 million, or 27.9%, compared with $6.1 million in the six-month period ended June 30, 2004. This amount excludes a stock option compensation benefit of $4.8 million and a stock option compensation expense of $0.4 million in the six-month periods ended June 30, 2005 and 2004, respectively. General administrative expenses represented 9.7% and 9.0% of total revenue in the six-month periods ended June 30, 2005 and 2004, respectively. The increased general and administrative costs are predominantly due to higher insurance costs of $0.2 million and investor relations costs and incremental accounting and legal fees totaling $0.7 million. Also, included in the general and administrative expense increase for the six-month period ended June 30, 2005 are costs of $0.5 million associated with operating as a public company and achieving compliance with Section 404 of the Sarbanes Oxley Securities Reform Act.
Stock option compensation
Stock option compensation, including $0.2 million of expense recorded in cost of revenue, was a benefit of $4.3 million in the six-month period ended June 30, 2005. This represented a change of $5.7 million from the $1.8 million expense in the six-month period ended June 30, 2004, which included $0.6 million of expense recorded in cost of revenue. The change is principally the result of (i) a stock option compensation benefit recorded in the first quarter of 2005 of $7,908,000 resulting from adjusting the deferred compensation associated with the 3.5 million options held by the Company’s CEO from the closing price of $14.64 per share at December 31, 2004 to the closing price of $12.60 per share at March 31, 2005, (ii) stock option compensation expense recorded in the second quarter of $430,000 resulting from adjusting the deferred compensation associated with 0.8 million options exercised by the Company’s CEO from the closing price of $12.60 per share at March 31, 2005 to the closing price of $13.06 per share on June 1, 2005, the date of the transaction, and (iii) stock option compensation expense recorded in the second quarter of $2.6 million resulting from adjusting the deferred compensation associated with the 2.7 million options held by the Company’s CEO from the closing price of $12.60 per share at March 31, 2005 to the closing price of $13.50 per share at June 30, 2005. The remaining 2.7 million options as of June 30, 2005 held by the Company’s CEO will continue to be accounted for as a variable award until they are fully exercised, forfeited, or expire unexercised.
Cost of initial public offering
The costs of our initial public offering, which were $1.7 million in the six-month period ended June 30, 2004, include professional fees such as attorney and accountant fees, printing costs and filing fees. There were no initial public offering costs in the six months ended June 30, 2005.
Interest expense
Until our term loan was fully repaid during the second quarter of 2004, we recognized $0.3 million of interest expense relating to this loan during the six-month period ending June 30, 2004. Comparatively, during the six-month period ended June 30, 2005, our nominal interest expense was related to the amortization of deferred financing fees associated with our revolving credit facility which we had not utilized as of June 30, 2005.
Other income (expense), net
Other income (expense) from foreign exchange activity, decreased $0.3 million to a nominal expense in the six-month period ended June 30, 2005 from $0.3 million in gains for the six-month period ended June 30, 2004.

Income tax provision
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in determining the provision for interim income taxes. We had an effective tax rate of 27.8% for the six months ended June 30, 2005 compared with 40.9% in the six months ended June 30, 2004. Our tax provision is based on an estimated annual effective tax rate of 38.7%, excluding the impact of the reversal of the valuation allowance against state tax credits of $2.9 million. Our resulting effective tax rate for the six months ended June 30, 2005 was 27.8%. The decrease in our effective rate is principally the result of the reversal of a portion of our valuation allowance against certain state tax credits. At December 31, 2004, included in our deferred tax asset were state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that begin to expire in 2015. We established a valuation allowance against these credits when the asset was recorded because, based on information available at that time, it was deemed more likely than not that these credits would not be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of our state NOLs, we released $2.9 million of the valuation allowance related to our state income tax credits. This resulted in a credit to our income tax expense of $2.9 million for the six months ended June 30, 2005.
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
Liquidity and capital resources
At June 30, 2005, cash and cash equivalents totaled $50.4 million, compared to $42.1 million at December 31, 2004 and $16.9 million at June 30, 2004. The increase in cash and cash equivalents during the first six months of 2005 is principally the result of cash generated from operations of $19.3 million and $5.4 million in proceeds from the exercise of stock options reduced by investments totaling $1.4 million, including $0.9 million of capital spending and $0.5 million associated with the acquisition of a company that owns the exclusive rights to a ticketing management solution in the UK, $10.6 million used to purchase our stock and $4.3 million in dividends paid to stockholders.
On September 30, 2004, we entered into a $30.0 million revolving credit facility and amounts borrowed under this facility are available for working capital and general corporate purposes. No amounts were drawn under the facility at closing nor has any amount been drawn since that date and, accordingly, there was no outstanding balance as of June 30, 2005. Amounts borrowed under the facility will bear interest, at our option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on our consolidated leverage ratio. Amounts outstanding under the facility are guaranteed by our operating subsidiaries and the facility is subject to restrictions on certain types of transactions and covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. Additionally, the credit facility restricts our ability to declare and pay dividends on our common stock. When there are no outstanding amounts under the credit facility, we may pay dividends to stockholders in an aggregate amount of up to 100% of cash on hand as of the most recent fiscal quarter end. When there are outstanding amounts under the credit facility, we may pay dividends to stockholders in an aggregate amount of up to (1) 35% of cash on hand as of the most recent fiscal quarter end, if the ratio of total indebtedness to EBITDA, as defined in the credit facility agreements, as of the most recent quarter end is less than 1.00 to 1.00, or (2) 25% of cash on hand as of the most recent fiscal quarter end, if such ratio is equal to or greater than 1.00 to 1.00. Additionally, in order to pay dividends, we must be in compliance with the credit facility, including each of the financial covenants and we must have cash on hand of at least $3,000,000, each after giving effect to the payment of dividends. The credit facility has a three-year term expiring September 30, 2007. We were in compliance with all covenants under the credit facility as of June 30, 2005.
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
Operating cash flow
Net cash provided by operating activities of $19.3 million in the six-month period ended June 30, 2005 increased by $3.0 million, or 18.4% compared with $16.3 million reported in the six-month period ended June 30, 2004. Throughout both periods, our cash flows from operations were derived primarily from: (i) our earnings from on-going operations prior to non-cash (benefits) expenses such as stock option compensation, depreciation and amortization; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; (iii) adjustments to our provision for sales returns and allowances; and (iv) changes in our working capital, which are primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing a decrease in working capital of $2.5 million in the first six months of 2005 and cash outlays of $1.5 million in the first six months of 2004), together with changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets (collectively representing a decrease in working capital of $5.1 million and cash inflows of $0.3 million in the six-month periods ended June 30, 2005 and 2004, respectively) due to timing of payments.
Investing cash flow
Net cash used in the six-month period ended June 30, 2005 for investing activities was $1.4 million compared to $1.3 million of net cash used in investing activities during the six-month period ended June 30, 2004. The increase is primarily due to the purchase of net assets of a company that owns the exclusive rights to a ticketing management solution in the United Kingdom during the second quarter of 2005.
Financing cash flow
Net cash used in financing activities for the six-month period ended June 30, 2005 was $9.6 million, which was comprised of $10.6 million of purchases of our stock and a dividend payment of $4.3 million to stockholders offset by proceeds of $5.4 million from the exercise of stock options. Comparatively, net cash used in financing activities for the six-month period ended June 30, 2004 was $4.6 million, which consisted of final payments made on our term loan slightly offset by $0.5 million we received as proceeds from exercise of stock options.
Commitments and contingencies
As of June 30, 2005, we had no outstanding debt.
As of June 30, 2005, we had future minimum operating lease commitments of $24.7 million as follows (amounts in thousands):

	Payments due by period
	2005	2006-2007	2008-2009	2010 and after	Totals
Operating leases	$2,355	$9,559	$9,768	$2,998	$24,680
These commitments have not been reduced by the future minimum lease commitments under various sublease agreements extended through 2008.
In addition, we have a commitment of $200,000 payable annually through 2009 for certain naming rights with an entity principally owned by an individual who, prior to our public offering on July 22, 2004, was a minority stockholder of the Company. We have incurred expense of $100,000 under this agreement for each of the six-month periods ended June 30, 2005 and 2004.
We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitments under these arrangements is approximately $1.0 million through 2008. We incurred expense under these arrangements of $155,000 and $126,000 for the three-month periods ended June 30, 2005 and 2004, respectively, and $312,000 and $231,000 for the six-month periods ended June 30, 2005 and 2004, respectively.

Foreign currency exchange rates
Approximately 13.5% of our total net revenue for the six-month period ended June 30, 2005 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.2 million at June 30, 2005 and $0.3 million at June 30, 2004.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars and contracts entered into by our U.K. subsidiary are generally denominated in pounds sterling. In recent years, the U.S. dollar has weakened against many non-U.S. currencies, including the pound. During this period, our revenues generated in the United Kingdom have increased. Though we do not believe our increased exposure to currency exchange rates has had a material impact on our results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.
Cautionary statement
We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.
Statements contained in this Form 10-Q, which are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: risks associated with our dividend policy and stock repurchase programs; continued success in sales growth; adoption of our products and services by nonprofits; uncertainty regarding increased business and renewals from existing customers; risk associated with product concentration; lengthy sales and implementation cycles; economic conditions and seasonality; competition; risks associated with management of growth; risks associated with acquisitions; technological changes that make our products and services less competitive; the ability to attract and retain key personnel; and the other risk factors set forth from time to time in our SEC filings.
New accounting pronouncements
In November 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets – An Amendment of APB No. 29”. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance or are not expected to result in significant changes in the cash flows of the reporting entity. We do not believe that the adoption of SFAS No. 153 will have a significant effect on our financial statements.
On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows.” Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123(R) until the first fiscal year beginning after June 15, 2005. SFAS 123(R) will be effective for the Company beginning in 2006. The impact of adoption of SFAS 123(R) cannot be predicted at this time because we has not yet determined its transition method and because it will depend on levels of share-based payments granted in the future.

On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.
In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. We are currently evaluating the effect that the adoption of FIN 47 will have on our financial condition and results of operations but do not believe that the adoption will have a material impact.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Due to the nature of our short-term investments and our lack of material debt, we have concluded that we currently face no material interest risk exposure. Therefore, no quantitative tabular disclosures are required. For further discussion, see the “Foreign currency exchange rates” section beginning on page 30.
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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Information about shares of common stock repurchased during the six-month period ending June 30, 2005 under our stock repurchase program announced on February 1, 2005 appears in the table below.

				(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares
			purchased as	that may yet
	(a)		part of	be
	Total	(b)	publicly	purchased
	number of	Average	announced	under the
	shares	price paid	plans or	plan or
Period	purchased	per share	programs	programs (1)
January 1, 2005 through January 31, 2005	—	—	—	$35,000,000
February 1, 2005 through February 28, 2005	540,876	$12.29	540,876	$28,354,381
March 1, 2005 through March 31, 2005	116,000	$11.41	116,000	$27,030,595
April 1, 2005 through April 30, 2005	—	—	—	$27,030,595
May 1, 2005 through May 31, 2005	204,200	$13.03	204,200	$24,370,253
June 1, 2005 through June 30, 2005	—	—	—	$24,370,253
Total	861,076	$12.34	861,076	$24,370,253

(1)	On February 1, 2005, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $35.0 million of our outstanding shares of common stock. The shares may be purchased in conjunction with a public offering of our common stock, from time to time on the open market or in privately negotiated transactions depending upon market condition and other factors, all in accordance with the requirements of applicable law. This repurchase program was terminated by our Board of Directors on June 3, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2005 Annual Meeting of Stockholders was held on June 21, 2005. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.
(a)	The stockholders elected the following directors to serve for the ensuing year and until their successors are elected.

	FOR	WITHHELD
Paul V. Barber	40,757,408	853,191
Marco W. Hellman	38,583,144	3,027,455
(b)	The stockholders approved an amendment to the 2004 Stock plan to increase the number of shares of common stock reserved for issuance thereunder from 1,156,250 to 1,906,250.

FOR	AGAINST	ABSTAIN

32,251,269	7,237,250	1,850
(c)	The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2005.

FOR	AGAINST	ABSTAIN

41,607,599	1,900	1,100
Item 6. Exhibits
     Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.
Date: August 12, 2005	By:	/s/ Robert J. Sywolski
Robert J. Sywolski
President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ Timothy V. Williams
Timothy V. Williams
Vice President and Chief Financial Officer