Form 10-Q
period 2005-09-30
BLACKBAUD INC
filed 2005-11-14
CIK 1280058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
YES ☐ NO ☑
     Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     The number of shares of the Registrant’s Common Stock outstanding as of November 10, 2005 was 42,530,285.

BLACKBAUD, INC.

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited)	1
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	2
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)	3
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2005 and the Year Ended December 31, 2004	4
Condensed Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6. Exhibits	35
Signatures	36
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLACKBAUD, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$20,703	$42,144
Accounts receivable, net of allowance of $1,299 and $1,420, respectively	22,348	19,580
Prepaid expenses and other current assets	11,945	1,806
Deferred tax asset, current portion	1,022	542

Total current assets	56,018	64,072
Property and equipment, net	7,389	7,199
Deferred tax asset	75,480	87,522
Goodwill	2,194	1,673
Intangible assets, net	415	—
Other assets	139	342

Total assets	$141,635	$160,808

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$2,742	$2,653
Current portion of capital lease obligations	—	44
Accrued expenses and other current liabilities	14,736	16,019
Deferred revenue	59,736	51,593

Total current liabilities	77,214	70,309
Long-term deferred revenue	1,209	710

Total liabilities	78,423	71,019

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 45,888,206 and 42,549,056 shares issued at September 30, 2005 and December 31, 2004, respectively	46	43
Additional paid-in capital	63,816	55,292
Deferred compensation	(485)	(1,064)
Treasury stock, at cost; 3,998,013 shares at September 30, 2005	(56,229)	—
Accumulated other comprehensive income	167	355
Retained earnings	55,897	35,163

Total stockholders’ equity	63,212	89,789

Total liabilities and stockholders’ equity	$141,635	$160,808

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue
License fees	$7,291	$6,244	$22,063	$18,614
Services	14,486	12,145	40,070	32,808
Maintenance and subscriptions	20,005	17,101	57,779	49,126
Other revenue	1,362	920	3,443	2,849

Total revenue	43,144	36,410	123,355	103,397

Cost of revenue
Cost of license fees	1,077	975	3,166	2,468
Cost of services (of which $55, $(1,211), $229 and $(644)) in the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004, respectively, was stock-based compensation expense (benefit))	7,236	4,930	20,996	16,482
Cost of maintenance and subscriptions (of which $6, $(168), $28 and $(106)) in the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004, respectively, was stock-based compensation expense (benefit))	3,083	2,544	9,071	8,130
Cost of other revenue	1,166	802	3,101	2,578

Total cost of revenue	12,562	9,251	36,334	29,658

Gross profit	30,582	27,159	87,021	73,739

Operating Expenses
Sales and marketing	8,595	6,858	25,088	20,151
Research and development	5,309	4,541	15,640	13,245
General and administrative	4,405	3,408	12,246	9,462
Amortization	10	—	10	32
Costs of initial public offering	—	805	—	2,455
Stock based compensation expense (benefit)	1,546	(1,138)	(2,970)	55

Total operating expenses	19,865	14,474	50,014	45,400

Income from operations	10,717	12,685	37,007	28,339
Interest income	190	79	770	133
Interest expense	(12)	(18)	(37)	(268)
Other (expense) income, net	(32)	(4)	(34)	342

Income before provision for income taxes	10,863	12,742	37,706	28,546
Income tax provision	3,143	5,155	10,592	11,619

Net income	$7,720	$7,587	$27,114	$16,927

Earnings per share
Basic	$0.18	$0.18	$0.64	$0.40
Diluted	$0.17	$0.16	$0.58	$0.36
Common shares and equivalents outstanding
Basic weighted average shares	41,961,726	42,536,961	42,628,278	42,480,059
Diluted weighted average shares	45,017,221	46,515,156	46,676,356	46,466,986

Dividends per share	$0.05	$—	$0.15	$—

Summary of stock-based compensation expense (benefit)
Cost of services	$55	$(1,211)	$229	$(644)
Cost of maintenance and subscription revenue	6	(168)	28	(106)

Total cost of revenue	61	(1,379)	257	(750)
Sales and marketing	38	(670)	182	(194)
Research and development	22	(833)	119	(517)
General and administrative	1,486	365	(3,271)	766

Total operating expense	1,546	(1,138)	(2,970)	55

Total stock based compensation expense (benefit)	$1,607	$(2,517)	$(2,713)	$(695)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$27,114	$16,927
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,026	1,889
Provision for doubtful accounts and sales returns	711	32
Stock based compensation benefit	(2,404)	(695)
Amortization of deferred financing fees	36	156
Deferred taxes	11,613	7,555
Benefit on exercise of stock options	6,033	—
Changes in assets and liabilities Accounts receivable	(3,427)	(2,365)
Prepaid expenses and other assets	(9,963)	(267)
Trade accounts payable	96	(230)
Accrued expenses and other current liabilities	(1,203)	2,353
Deferred revenue	8,452	8,040

Total adjustments	11,970	16,468

Net cash provided by operating activities	39,084	33,395

Cash flows from investing activities
Purchase of property and equipment	(2,223)	(1,616)
Purchase of net assets of acquired companies	(938)	(97)

Net cash used in investing activities	(3,161)	(1,713)

Cash flows from financing activities
Repayments on long-term debt and capital lease obligations	(44)	(5,105)
Proceeds from exercise of stock options	5,475	642
Purchase of treasury stock	(56,229)	—
Dividend payments to stockholders	(6,380)	—
Payment of deferred financing fees	—	(161)

Net cash used in financing activities	(57,178)	(4,624)

Effect of exchange rate on cash and cash equivalents	(186)	(384)

Net (decrease) increase in cash and cash equivalents	(21,441)	26,674
Cash and cash equivalents, beginning of period	42,144	6,708

Cash and cash equivalents, end of period	$20,703	$33,382

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

						Accumulated
				Additional		Other			Total
	Comprehensive	Common Stock		Paid-in	Treasury	Comprehensive	Deferred	Retained	Stockholders'
	Income	Shares	Amount	Capital	Stock	(Loss) Income	Compensation	Earnings	Equity (Deficit)
Balance, December 31, 2003		42,408,872	$41,613	$—		$518	$(4,795)	$22,522	$59,858

Exercise of stock options	—	140,184	480	194	—	—	—	—	674
Translation adjustment, net of tax	$(163)	—	—	—	—	(163)	—	—	(163)
Deferred compensation	—	—	82	12,903	—	—	(14,764)	—	(1,779)
Reversal of deferred compensation related to option cancellations	—	—	(82)	(34)	—	—	116	—	—
Amortization of deferred compensation	—	—	—	—	—	—	18,379	—	18,379
Tax impact of exercise of nonqualified stock options	—	—	—	179	—	—	—	—	179
Reclassification of additional paid-in capital due to addition of par value	—	—	(42,050)	42,050	—	—	—	—	—
Net income	12,641	—	—	—	—	—	—	12,641	12,641

Comprehensive income	$12,478

Balance, December 31, 2004		42,549,056	43	55,292	—	355	(1,064)	35,163	89,789

Exercise of stock options	—	2,466,368	2	12,273	—	—	—	—	12,275
Purchase of treasury shares	—	—	—	—	(56,229)	—	—	—	(56,229)
Payment of dividends	—	—	—	—	—	—	—	(6,380)	(6,380)
Translation adjustment, net of tax	$(188)	—	—	—	—	(188)	—	—	(188)
Deferred compensation	—	—	—	(3,092)	—	—	3,401	—	309
Reversal of deferred compensation related to option cancellations	—	—	—	(45)	—	—	45	—	—
Amortization of deferred compensation	—	—	—	—	—	—	(2,751)	—	(2,751)
Tax impact of exercise of nonqualified stock options	—	—	—	6,000	—	—	—	—	6,000
Net option exercise	—	859,957	1	(6,766)	—	—	—	—	(6,765)
Restricted stock grant	—	12,825	—	154	—	—	(154)	—	—
Amortization of restricted stock	—	—	—	—	—	—	38	—	38
Net income	27,114	—	—	—	—	—	—	27,114	27,114

Comprehensive income	$26,926

Balance, September 30, 2005		45,888,206	$46	$63,816	$(56,229)	$167	$(485)	$55,897	$63,212

The accompanying notes are an integral part of these consolidated financial statements

BLACKBAUD, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
1. Organization
Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of September 30, 2005 the Company had approximately 13,000 active customers distributed across multiple verticals within the nonprofit market including religion; education; foundations; health and human services; arts and cultural; public and societal benefits; environment and animal welfare; and international foreign affairs.
2. Delaware reincorporation; initial public offering
On July 16, 2004, the Company was reincorporated under the laws of the State of Delaware and, accordingly, under its certificate of incorporation effective beginning on that date, its authorized stock consists of 180,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share.
The Company’s registration statement, filed on Form S-1 (Registration No. 333-112978) under the Securities Act of 1933, in connection with the initial public offering of its common stock, was declared effective by the Securities and Exchange Commission (the “SEC”) on July 22, 2004. On July 27, 2004 the Company completed its initial public offering in which selling stockholders sold a total of 8,098,779 shares of common stock for $8.00 per share (before underwriter discounts and commissions), for an aggregate public offering price of $64,790,232. On August 2, 2004, the underwriters exercised their over-allotment option for the purchase of 1,214,817 shares of common stock at $8.00 per share for an additional aggregate public offering price of $9,718,536. All of the shares sold in this offering were sold by selling stockholders and, accordingly, the Company did not receive any proceeds from the sale of shares in this offering. The Company expensed the costs of its initial public offering in its statement of operations, which were $2,455,000 for the nine months ended September 30, 2004. These costs were primarily comprised of printing, legal and accounting fees.
3. Summary of significant accounting policies
Unaudited interim financial statements
The interim consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004, respectively, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated operating results, changes in stockholders’ equity and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Reclassifications
Certain amounts in the prior year consolidated balance sheet revenues, statement of operations, statement of cash flows and notes to the consolidated financial statements have been reclassified to conform to the 2005 presentation.
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
The Company recognizes revenue from maintenance services ratably over the contract term, which is principally one year. Maintenance revenue also includes the right to unspecified product upgrades on an if-and-when available basis. Subscription revenue includes fees for hosted solutions, data enrichment services and hosted online training programs. Subscription-based revenue and any related set-up fees are recognized ratably over the twelve-month service period of the contracts, as there is no discernible pattern of usage.
The Company’s services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel and lodging related expenses. For small service engagements, less than approximately $50,000, the Company frequently contracts for and bills based on a fixed fee plus reimbursable travel and lodging related expenses. The Company recognizes this revenue upon completion of the work performed. When the Company’s services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the Company’s software and rarely exceed three months in duration. The Company recognizes revenue as these services are performed. When the Company sells hosting separately from consulting, installation and implementation services, it recognizes that revenue ratably over the service period.
The Company sells training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. During the second quarter of 2005, the Company introduced the Blackbaud Training Pass for The Raiser’s Edge, which permits customers to attend unlimited training, subject to certain restrictions, during the annual contract period. The Training Pass is recognized ratably over the annual service period of the contracts, as there is no apparent pattern of usage. The Company recognizes revenue from donor prospect research and data modeling service engagements upon delivery.
To the extent that the Company’s customers pay for the above-described services in advance of delivery, the amounts are recorded in deferred revenue.
Deferred compensation and stock-based compensation plans
The Company accounts for stock option compensation based on the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. Certain of the Company’s option grants are accounted for as variable awards under the provisions of APB No. 25. These provisions require the Company to account for these variable awards and record deferred compensation for the difference between the exercise price and the fair market value of the stock at each reporting date. Deferred compensation is amortized using the accelerated method over the vesting period of the related stock option in accordance with FASB Interpretation (“FIN”) No. 28. Statement of Financial Accounting Standards Number 123, revised 2004, (“SFAS No. 123R”) is effective and will be implemented for the year beginning January 1, 2006. See the New Accounting Pronouncement section of this footnote.
Amortization of deferred compensation resulted in the Company recognizing stock option compensation expense of $1,607,000 and a benefit of $2,517,000 for the quarters ended September 30, 2005 and 2004, respectively. Amortization of deferred compensation resulted in the Company recognizing stock option compensation benefit of $2,713,000 for the nine months ended September 30, 2005, which is principally the result of (i) stock option compensation expense recorded in the third quarter of $896,000 resulting from adjusting the deferred compensation associated with 1.2 million options held by our CEO from the closing stock price at June 30, 2005 of $13.50 to the closing stock price at September 30, 2005 of $14.17, (ii) stock option compensation expense recorded in the third quarter of $41,000 and $492,000 resulting from adjusting the deferred compensation associated with 0.1 million and 1.4 million options exercised or surrendered by the Company’s CEO from the closing price of $13.50 per share at June 30, 2005 to the closing price on the date of the transactions of $13.86 and $13.83 per share on July 7, 2005 and August 4, 2005, respectively, (iii) stock option compensation expense recorded in the second quarter of $2,648,000 resulting from adjusting the deferred compensation associated with the 2.7 million options held by the Company’s CEO from the closing price of $12.60 per share at March 31, 2005 to the closing price of $13.50 per share at June 30, 2005, (iv) stock option compensation expense recorded in the second quarter of $430,000 resulting from adjusting the deferred compensation associated with 0.8 million options exercised or surrendered by the Company’s CEO from the closing price of $12.60 per share at March 31, 2005 to the closing price of $13.06 per share on June 1, 2005, the date of the transaction, and (v) a stock option compensation benefit recorded in the first quarter of $7,908,000 resulting from adjusting the deferred compensation associated with the 3.5 million options held by the Company’s CEO from the closing price of $14.64 per share at December 31, 2004 to the closing price of $12.60 per share at March 31, 2005. The remaining 1.2 million options as of September 30, 2005 held by the Company’s CEO will be accounted for as a variable award until the grant is fully exercised, forfeited, or expires unexercised.
Additionally, stock option compensation expense of approximately $178,000 and $689,000 was recorded in the three and nine months ended September 30, 2005, respectively, resulting from the amortization of deferred compensation associated with approximately 3.0 million options held by employees, previously subject to variable accounting, which became fixed upon completion of the initial public offering and which will be recognized over the remaining vesting period. These options are no longer being accounted for as variable awards following the occurrence of the initial public offering in July 2004.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard, (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.
Had compensation cost been determined under the market value method using Black-Scholes valuation principles, net income would have been adjusted to the following pro forma amounts:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share amounts)	2005	2004	2005	2004
Net income, as reported	$7,720	$7,587	$27,114	$16,927
Total stock-based compensation expense (benefit), net of related tax effects, included in the determination of net income as reported	1,151	(1,843)	(2,021)	(500)
Total stock-based compensation (expense) benefit, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards	(1,382)	(1,007)	(184)	(2,022)

Pro forma net income	$7,489	$4,737	$24,909	$14,405

Earnings per share:
Basic, as reported	$0.18	$0.18	$0.64	$0.40
Basic, pro forma	$0.18	$0.11	$0.58	$0.34
Diluted, as reported	$0.17	$0.16	$0.58	$0.36
Diluted, pro forma	$0.17	$0.10	$0.53	$0.31
The pro forma amount reflects all options granted. Pro forma compensation cost might not be representative of that expected in future years.
Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Volatility	82.03%	78.02%	82.03%	78.02%
Dividend yield	1.40%	0.00%	1.40%	0.00%
Risk-free interest rate	3.80%	3.68%	3.80%	3.68%
Expected option life in years	6.55	7.90	6.55	7.90
Income taxes
Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with the recapitalization agreement, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and in connection with the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset as a result of the recapitalization agreement. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company has not recorded a valuation allowance against this item in its deferred tax asset as of September 30, 2005 or December 31, 2004, as the Company believes it will be able to utilize this benefit, which is dependent upon the Company’s ability to generate taxable income.
Also included in the Company’s deferred tax asset at December 31, 2004 were state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that begin to expire in 2015. The Company established a valuation allowance against these credits when the asset was recorded because, based on information available at that time, it was not deemed more likely than not that these credits would be realized. During the second quarter of 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of related state NOLs, the Company released $2.9 million of the valuation allowance, net of federal taxes, related to these state income tax credits. This resulted in a credit to its income tax expense of $2.9 million during the second quarter.
Additionally, certain state tax credits whose use was previously restricted to reducing state franchise taxes, became available to offset state income tax as a result of a clarification in enacted tax law during the third quarter. Accordingly, a deferred tax asset was established during the third quarter of 2005 of $2.2 million, net of federal taxes at 34.8%, related to the associated future reduction of state taxes. A valuation allowance was established for $1.3 million of the $2.2 million representing the portion of the credits not deemed more likely than not to be utilized.
Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company records its interim tax provision at the anticipated tax rates based on estimates of annual pretax income. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. The Company’s deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. Federal income tax rate of 34.8%. This rate is based on the Company’s expectation that the Company’s deductible and taxable temporary differences will reverse over a period of years, during which, except for 2005 and 2006 due to anticipated stock option exercises that will reduce taxable income, the Company will have annual taxable income exceeding $10,000,000 per year. If the Company’s results of operations worsen in the future, such that the Company’s annual taxable income will be expected to fall below $10,000,000, the Company will adjust its deferred tax assets and liabilities to an amount reflecting the reduced expected U.S. Federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
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
On December 16, 2004, the FASB issued No. SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However SFAS No. 123(R) requires all share-based payments to employees to be recognized in the statement of operations based on their fair values. In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123(R) until the first fiscal year beginning after June 15, 2005. SFAS 123(R) will be effective for the Company beginning in 2006. The impact of adoption of SFAS 123(R) cannot be predicted at this time because the Company has not yet determined its transition method and because it will depend on levels of share-based payments granted in the future.
On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the changes. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.
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
4. Acquisition
In April 2005, Blackbaud acquired the net assets of a software distribution company based in the United Kingdom for $438,000. The transaction was accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess consideration above the fair value of the net assets acquired of $353,000 was recorded as goodwill in April 2005. Additionally, an identifiable intangible asset of $235,000 consisting of existing customer relationships were recorded and will be amortized over its estimated useful life of 12 years.
In September 2005, Blackbaud acquired the net assets of a document management and image retrieval company based in the United Kingdom for $442,000. The transaction was accounted for in accordance with SFAS No. 141. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess consideration above the fair value of the net assets acquired of $235,000 was recorded as goodwill in September 2005. Additionally, an identifiable intangible asset of $195,000 consisting of existing customer relationships was recorded and will be amortized over its estimated useful life of 12 years.
5. Earnings per share
The Company computes earnings per common share in accordance with SFAS No. 128, “Earnings Per Share”. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options. Diluted earnings per share for the three and nine months ended September 30, 2005 does not include the effect of 15,000 potential common shares, as they are anti-dilutive. There were no anti-dilutive potential common shares outstanding for the three months ended September 30, 2005 and for the three and nine months ended September 30, 2004.
The following table sets forth the computation of basic and fully diluted earnings per share:

(in thousands
except share and
per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$7,720	$7,587	$27,114	$16,927

Denominator:
Weighted average common shares	41,961,726	42,536,961	42,628,278	42,480,059

Add effect of dilutive securities: Employee stock options	3,055,495	3,978,195	4,048,078	3,986,927

Weighted average common shares assuming dilution	45,017,221	46,515,156	46,676,356	46,466,986

Earnings per share:
Basic	$0.18	$0.18	$0.64	$0.40
Diluted	$0.17	$0.16	$0.58	$0.36

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2005 and December 31, 2004.

(in thousands)	September 30, 2005	December 31, 2004
Deferred sales commission costs	$—	$344
Prepaid rent	40	106
Prepaid insurance	560	358
Prepaid data costs	73	65
Prepaid real estate commissions	61	79
Prepaid software maintenance and royalties	592	527
Prepaid income taxes	10,260	—
Other	359	327

	$11,945	$1,806

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2005 and December 31, 2004.

(in thousands)	September 30, 2005	December 31, 2004
Accrued bonuses	$2,251	$4,090
Accrued cash component of stock option compensation	3,159	3,472
Accrued commissions and salaries	1,372	1,032
Customer credit balances	1,018	675
Taxes payable	3,046	4,220
Accrued accounting and legal costs	1,036	491
Accrued health care costs	1,121	508
Other	1,733	1,531

	$14,736	$16,019

8. Credit Agreement
On September 30, 2004, the Company entered into a $30.0 million revolving credit facility, which replaced its prior $15.0 million revolving credit facility that was canceled in July 2004. Amounts borrowed under the $30.0 million revolving credit facility bear interest, at the Company’s option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on the Company’s consolidated leverage ratio as defined. Amounts outstanding under the facility are not secured by a lien on the Company’s assets, but are guaranteed by the Company’s operating subsidiaries and the facility is subject to covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. There were no principal or interest amounts outstanding under the facility as of September 30, 2005. The termination date of the facility is September 30, 2007.
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

The Company has subleased a portion of its headquarters facility under various agreements extending through 2008. Under these agreements, rent expense was reduced by $118,000 and $117,000 for the three months ended September 30, 2005 and 2004, respectively, and by $354,000 and $341,000 for the nine months ended September 30, 2005 and 2004, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $474,000, $481,000, $475,000, and $128,000 for the years 2005, 2006, 2007, and 2008, respectively. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $413,000 and $341,000 for the three months ended September 30, 2005 and 2004, respectively, and $1,093,000 and $852,000 for the nine months ended September 30, 2005 and 2004, respectively.
Other commitments
The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights with an entity principally owned by an individual who, prior to the Company’s public offering on July 22, 2004, was a minority stockholder of the Company. The Company incurred expense under this agreement of $50,000 for each of the three-month periods ended September 30, 2005 and 2004 and $150,000 for each of the nine-month periods ended September 30, 2005 and 2004.
The Company utilizes third party relationships in conjunction with its products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The Company incurred expense under these arrangements of $181,000 and $121,000 for the three-month periods ended September 30, 2005 and 2004, respectively, and $493,000 and $352,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.
Legal contingencies
The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s financial position or results of operations.
10. Income taxes
Income taxes for the three-month period ended September 30, 2005 were calculated using the projected effective tax rate for fiscal 2005 in accordance with SFAS No. 109. The Company estimates that in the fiscal year ending December 31, 2005, it will have an effective tax rate of approximately 38.2%. The Company’s effective tax rate for the three months ended September 30, 2005 was 28.9%. The Company’s effective tax rate for the three-month period ended September 30, 2004 was 40.5%.
During its second quarter the Company reversed a portion of its valuation allowance against certain state tax credits. The Company’s deferred tax asset at December 31, 2004 included state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that begin to expire in 2015. The Company established a valuation allowance against these credits when the assets were recorded because, based on information available at that time, it was not deemed probable that the deferred tax assets would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of related state NOLs, the Company released $2.9 million of the valuation allowance on the deferred tax asset related to these state income tax credits. This resulted in a credit to its income tax expense of $2.9 million during the second quarter of 2005.
Additionally, certain state tax credits whose use was previously restricted to reducing state franchise taxes became available to offset state income tax as a result of a clarification in enacted tax law during the third quarter. Accordingly, a deferred tax asset was established during the third quarter of 2005 of $2.2 million, net of federal taxes at 34.8%, related to the associated future reduction of state taxes. A valuation allowance was established for $1.3 million of the $2.2 million representing the portion of the credits not deemed more likely than not to be utilized.

11.	Stockholders’ equity

On February 1, 2005, the Company’s Board of Directors approved an annual cash dividend policy of $0.20 per share for the year ending December 31, 2005. On February 1, 2005, the Company declared its first quarter dividend of $0.05 per share payable on February 28, 2005 to stockholders of record on February 14, 2005. On April 27, 2005 the Company declared its second quarter dividend of $0.05 per share payable on May 29, 2005 to stockholders of record on May 15, 2005. On July 27, 2005, the Company declared its third quarter dividend of $0.05 per share payable on August 30, 2005 to stockholders of record on August 15, 2005.
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
On May 31, 2005, the Company’s Board of Directors approved a self-tender offer to purchase up to 2,620,690 shares of its common stock for $14.50 per share. On June 3, 2005, the Company commenced the self tender offer to purchase shares of its common which expired on July 1, 2005. On July 5, 2005, the Company’s Board of Directors approved the purchase of an additional 344,827 shares under the self tender offer and on July 13, 2005, the Company completed the purchase of 2,965,517 shares of its common stock for a total of $43.0 million.
On July 26, 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to buy back up to $35,000,000 of its outstanding shares of common stock. The shares could be purchased in conjunction with a public offering of Blackbaud stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. Under the program, during the third quarter of 2005, the Company purchased 171,420 shares of its common stock at an average price of $13.38 per share. The Company accounts for treasury stock under the cost method which resulted in an increase to the treasury stock balance of $2,293,000 as of September 30, 2005.
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

The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third party contractors, data expense and classroom rentals, for the three and nine months ended September 30, 2005 and 2004 were as follows:

					Maintenance
	License	Consulting	Education	Analytic	and
(in thousands)	fees	services (1)	services (2)	services (3)	subscriptions	Other	Total
Three months ended September 30, 2005

Revenue	$7,291	$8,823	$4,296	$1,367	$20,005	$1,362	$43,144
Direct controllable costs	1,077	4,154	1,312	878	2,475	1,160	11,056

Segment income	6,214	4,669	2,984	489	17,530	202	32,088
Corporate costs not allocated(4)							1,506
Operating expenses							19,865
Interest (income) expense, net							(178)
Other (income) expense, net							32

Income before provision for income taxes							$10,863

		Consulting	Education	Analytic	Maintenance and
(in thousands)	License fees	services(1)	services (2)	services(3)	subscriptions	Other	Total
Three months ended September 30, 2004

Revenue	$6,244	$6,286	$4,378	$1,481	$17,101	$920	$36,410
Direct controllable costs	975	3,408	1,266	728	2,106	795	9,278

Segment income	5,269	2,878	3,112	753	14,995	125	27,132
Corporate costs not allocated(4)							(26)
Operating expenses							14,474
Interest (income) expense, net							(61)
Other (income) expense, net							3

Income before provision for income taxes							$12,742

		Consulting	Education	Analytic	Maintenance and
(in thousands)	License fees	services(1)	services (2)	services(3)	subscriptions	Other	Total
Nine months ended September 30, 2005

Revenue	$22,063	$23,421	$12,398	$4,251	$57,779	$3,443	$123,355
Direct controllable costs	3,166	11,782	3,720	2,702	7,203	3,077	31,650

Segment income	18,897	11,639	8,678	1,549	50,576	366	90,705
Corporate costs not allocated(4)							4,684
Operating expenses							50,014
Interest (income) expense, net							(733)
Other (income) expense, net							34

Income before provision for income taxes							$37,706

(1)	This segment consists of consulting, installation and implementation services.

(2)	The segment consists of customer training and other education services.

(3)	This segment consists of donor prospect research and data modeling services.

(4)	Includes facilities, depreciation, and tech services costs plus stock-based compensation.

					Maintenance
	License	Consulting	Education	Analytic	and
(in thousands)	fees	services (1)	services (2)	services (3)	subscriptions	Other	Total
Nine months ended September 30, 2004

Revenue	$18,614	$17,508	$11,377	$3,923	$49,126	$2,849	$103,397
Direct controllable costs	2,468	9,029	3,590	2,100	6,404	2,555	26,146

Segment income	16,146	8,479	7,787	1,823	42,722	294	77,251
Corporate costs not allocated(4)							3,512
Operating expenses							45,400
Interest (income) expense, net							135
Other (income) expense, net							(342)

Income before provision for income taxes							$28,546

(1) This segment consists of consulting, installation and implementation services.
(2) The segment consists of customer training and other education services.
(3) This segment consists of donor prospect research and data modeling services.
(4) Includes facilities, depreciation, and tech services costs plus stock-based compensation.

13. Subsequent events
On October 31, 2005, the Company declared its fourth quarter dividend of $0.05 per share payable on November 30, 2005 to stockholders of record on November 15, 2005.

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
Overview
We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage its finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of September 30, 2005 we had approximately 13,000 customers. Our customers operate in multiple verticals within the nonprofit market, including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international foreign affairs.
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
Critical accounting policies and estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period and related disclosures of contingent assets and liabilities. The most significant estimates and assumptions relate to our allowance for sales returns and doubtful accounts, lives of tangible and intangible assets, impairment of long-lived assets, stock-based compensation, revenue recognition, and provision for income taxes and realization of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. We are not aware of any circumstances in the past that have caused these estimates and assumptions to be materially wrong. Furthermore, we are not currently aware of any material changes in our business that might cause these assumptions or estimates to differ significantly.
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
We recognize revenue from maintenance services ratably over the contract term, which is usually one year. Maintenance revenue also includes the right to unspecified product upgrades on an if-and-when available basis. Subscription revenue includes fees for hosted solutions, data enrichment services and hosted online training programs. Subscription-based revenue and any related set-up fees are recognized ratably over the twelve-month service period of the contracts. Hosting revenues are recognized ratably over the thirty-six month period of the hosting contracts.
Our services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel and lodging related expenses. For small service engagements, less than approximately $50,000, we frequently contract for and bill based on a fixed fee plus reimbursable travel and lodging related expenses. We recognize this revenue upon completion of the work performed. When our services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of our software and rarely exceed three months in duration. We recognize revenue as these services are performed. When we sell hosting separately from consulting, installation and implementation services, we recognize that revenue ratably over the service period.
We sell training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. During the second quarter of 2005, we introduced the Blackbaud Training Pass, which permits customers to attend unlimited training, subject to certain restrictions, during the annual contract period. This revenue is recognized ratably over the contract period that is typically one year. We recognize revenue from donor prospect research and data modeling service engagements upon delivery.
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
Valuation of long-lived and intangible assets and goodwill
We review identifiable intangible and other long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances occur, we use the undiscounted cash flow method to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, we measure the impairment using discounted cash flows. The discount rate utilized would be based on our best estimate of the Company’s risks and required investment returns at the time the impairment assessment is made.
In accordance with Statement of Financial Accounting Standard, or SFAS No. 142, “Goodwill and Other Intangible Assets”, we test goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. We measure the impairment as the excess of the recorded goodwill over its fair value which could materially adversely impact our financial position and results of operations.
Stock-based compensation
We account for stock-based compensation under the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”. Under this pronouncement, there is generally no cost associated with options that are granted with an exercise price equal to or above the fair value per share of our common stock on the date of grant. Because there was no public market for our stock prior to our initial public offering in July 2004, our board of directors estimated the fair value of our common stock by considering a number of factors, including our operating performance, significant events in our history, trends in the broad market for technology stocks and the expected valuation we would obtain in an initial public offering. Prior to our initial public offering, grants under two of our option plans, covering approximately 6.5 million shares, contained provisions that resulted in them being treated as variable awards under APB No. 25. The effect of this accounting is that an amount equal to the difference between the exercise price of the options and the estimated current fair value is charged to deferred compensation and amortized as an expense over the related vesting periods of the grants using the accelerated method outlined in FASB Financial Interpretation Number 28, or FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans”. Under variable award accounting, the affected option grants continue to be marked to market until such time as the amount of related compensation is deemed fixed. Options for approximately 3.0 million shares are no longer being accounted for as variable awards following the occurrence of our initial public offering in July 2004. Of the remaining 3.5 million shares held by our Chief Executive Officer, 0.8 million and 1.5 million were either exercised or surrendered in “net” exercises completed during the second and third quarters of 2005, respectively. Additionally, 0.1 million options were exercised during the third quarter of 2005 in a traditional exercise transaction. The remaining 1.2 million options will continue to be accounted for as a variable award until the grant is fully exercised, is forfeited, or expires unexercised.
We have separately disclosed stock-based compensation throughout this discussion and in our financial statements and we have shown a reconciliation of stock-based compensation as it relates to sales and marketing, research and development, and general and administrative expenses on the statement of operations because, in managing our operations, we believe such costs significantly affect our ability to better understand and manage other operating expenses and cash needs.
We have also disclosed in note 3 of the Notes to the unaudited consolidated financial statements the pro forma effects of accounting for our stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”, as well as the underlying assumptions.

We used the following assumptions in the calculation of stock-based compensation expense for options granted in accordance with SFAS No. 123:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Volatility	82.03%	78.02%	82.03%	78.02%
Dividend yield	1.40%	0.00%	1.40%	0.00%
Risk-free interest rate	3.80%	3.68%	3.80%	3.68%
Expected option life in years	6.55	7.90	6.55	7.90
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
We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. We have not recorded a valuation allowance against this item in its deferred tax asset as of September 30, 2005 and December 31, 2004 because we expect to be able to fully utilize this benefit. The ability to utilize this benefit is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of tax amortization permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.
Also included in deferred tax asset at December 31, 2004 were state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that begin to expire in 2015. We established a valuation allowance against these credits when the assets were recorded because, based on information available at that time, it was not deemed more likely than not that these credits would be realized. During the second quarter of 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of related state NOLs, we released $2.9 million of the valuation allowance related to these state income tax credits. This resulted in a credit to our income tax expense of $2.9 million during the second quarter of 2005.
Additionally, certain state tax credits whose use was previously restricted to reducing state franchise taxes became available to offset state income tax as a result of a clarification in enacted tax law during the third quarter of 2005. Accordingly, a deferred tax asset was established during the third quarter of 2005 of $2.2 million, net of federal taxes at 34.8%, related to the associated future reduction of state taxes. A valuation allowance was established for $1.3 million of the $2.2 million representing the portion of the credits not deemed more likely than not to be utilized.
Our deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. Federal income tax rate of 34.8%. This rate is based on our expectation that our deductible and taxable temporary differences will reverse over a period of years during which, except for 2005 and 2006, we will have annual taxable income exceeding $10.0 million per year. If our results of operations worsen in the future, such that our annual taxable income will be expected to fall below $10.0 million, we will adjust our deferred tax assets and liabilities to an amount reflecting the reduced expected U.S. Federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
Contingencies
We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

Results of operations
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue
License fees	16.9%	17.1%	17.9%	18.0%
Services	33.6	33.4	32.5	31.7
Maintenance and subscriptions	46.4	47.0	46.8	47.5
Other revenue	3.1	2.5	2.8	2.8

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Cost of license fees	2.5	2.7	2.6	2.4
Cost of services	16.8	13.5	17.0	15.9
Cost of maintenance and subscriptions	7.1	7.0	7.4	7.9
Cost of other revenue	2.7	2.2	2.5	2.5

Total cost of revenue	29.1	25.4	29.5	28.7

Gross profit	70.9	74.6	70.5	71.3

Operating expenses
Sales and marketing	19.9	18.8	20.3	19.5
Research and development	12.3	12.5	12.7	12.8
General and administrative	10.2	9.4	9.9	9.2
Amortization	0.0	0.0	0.0	0.0
Costs of initial public offering	0.0	2.2	0.0	2.4
Stock based compensation (benefit)	3.6	(3.1)	(2.4)	0.0

Total operating expenses	46.0	39.8	40.5	43.9

Income from operations	24.9	34.8	30.0	27.4
Interest income	0.4	0.2	0.6	0.1
Interest expense	0.0	0.0	0.0	(0.2)
Other (expense) income, net	(0.1)	0.0	0.0	0.3

Income before provision for income taxes	25.2	35.0	30.6	27.6

Income tax provision	7.3	14.2	8.6	11.2

Net income	17.9%	20.8%	22.0%	16.4%

Comparison of the three months ended September 30, 2005 and 2004
Revenue
Third quarter of 2005 total revenue of $43.1 million increased by $6.7 million, or 18.4% compared with $36.4 million in the comparable period in 2004. The increase is due in part to growth in services and license fees to new and existing customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.
License fees
We derive revenue from license fees by selling rights to use our software products, typically under a perpetual license agreement. Revenue from license fees of $7.3 million in the third quarter of 2005 increased by $1.1 million, or 17.7%, compared with $6.2 million for the third quarter of 2004. These amounts represent 16.9% and 17.1% of total revenue for the third quarter of 2005 and 2004, respectively. The increase in license fees in the three months ended September 30, 2005 is attributable to $0.6 million of product sales to new customers and $0.5 million of product sales to our installed customer base. The license fees charged for our software products have remained unchanged for this period. New software products, such as ticketing and internet software, added $0.4 million to license fee revenue in the third quarter of 2005 compared to the same period in 2004.
Services
Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. Third quarter revenue from services of $14.5 million in 2005 increased by $2.4 million, or 19.8% compared with $12.1 million in the third quarter of 2004. These amounts represent 33.6% and 33.4% of total revenue for the third quarter of 2005 and 2004, respectively. The rates charged for our service offerings have remained relatively constant over this time period and, as such, the revenue increases are primarily due to volume of services provided. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set-up and system configuration, and or process re-engineering. These services account for $8.8 million and $6.3 million in the third quarter of 2005 and 2004, respectively, representing 60.9% and 51.8%, respectively, of total services revenue. Offsetting the increase in consulting, installation and implementation services are slight decreases in training and donor prospect research and data modeling services. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, which enables the customer to more effectively target its fundraising activities. We perform these assessments using our proprietary analytical and data enrichment tools. These services account for $1.4 million and $1.5 million in 2005 and 2004, respectively, and represent 9.4% and 12.2%, respectively, of total services revenue for the third quarter. Customer training revenue was $4.3 million during the third quarter of 2005, compared with $4.4 million in the third quarter of 2004. These amounts represent 29.7% and 36.0%, respectively, of total services revenue.
Maintenance and subscriptions
Revenue from maintenance and subscriptions is predominantly comprised of annual fees derived from new maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products, and online, telephone and email support. Also included is revenue derived from our subscription-based services, principally hosted fundraising software solutions, certain data services and our online subscription training offerings, and hosting of client internet sites. Maintenance and subscriptions revenue of $20.0 million in the third quarter of 2005 increased $2.9 million, or 17.0%, compared with $17.1 million in the third quarter of 2004. These amounts represent 46.4% and 47.0% of our total revenue for the third quarter of 2005 and 2004, respectively. The increase in maintenance and subscription revenue in the third quarter of 2005 over the third quarter of 2004 is comprised of $2.9 million from new maintenance contracts associated with new license agreements, including new products, $1.0 million of incremental subscriptions and $0.4 million from maintenance contract inflationary rate adjustments, offset by $1.4 million of maintenance contracts that were not renewed.
Other revenue
Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations, and fees from user conferences and sale of hardware in conjunction with our ticketing solution. Other revenue of $1.4 million in the third quarter of 2005 increased $0.5 million from the third quarter 2004 revenue of $0.9 million. Other revenue represents 3.1% of total revenue for the second quarter of 2005 and 2.5% of total revenue for the third quarter of 2004. The increase in revenue is from higher reimbursable travel costs related to our services business.
Cost of revenue
Cost of license fees
Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $1.1 million for the third quarter of 2005 increased by $0.1 million, or 10.0%, compared with $1.0 million in the third quarter of 2004. These amounts represent 14.8% and 15.6% of license fee revenue in 2005 and 2004, respectively. Royalty payments in the third quarter of 2005 relating to our ticketing software, which we started selling late in the second quarter of 2004, represented $0.1 million in increased cost of license fees. Proprietary software costs related to other software products, reseller commissions and shipping costs remained relatively constant and decreased as a percent of license revenue.
Cost of services
Cost of services is principally comprised of salary and benefits, including non-cash stock-based compensation charges, third-party contractor expenses, data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. Cost of services of $7.2 million in the third quarter of 2005 increased $2.3 million, or 46.9%, compared with $4.9 million in the third quarter of 2004. These amounts represent 50.0% and 40.6% of total services revenue for 2005 and 2004, respectively. The increase in absolute dollars is due to approximately 11% headcount growth and the additional associated employee-related costs, as well as $0.1 million of incremental training costs associated with our education services. In addition, the third quarter of 2004 included a $1.2 million benefit from stock-based compensation compared with an expense of $0.1 million in the third quarter of 2005. Costs as a percentage of revenues remained flat excluding the impact from stock-based compensation.
Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock-based compensation. For a tabular presentation of the revenues and direct costs associated with our consulting, training and analytic services operating segments, see Note 12 of the Notes to the unaudited consolidated financial statements.
Cost of revenue in providing consulting, installation and implementation services (consulting services) was $4.2 million and $3.4 million in the third quarter of 2005 and 2004, respectively. These amounts represent 47.1% and 54.2% of the related revenue in the third quarter of 2005 and 2004, respectively. The increased cost of consulting services is primarily the result of hiring additional employees, thus increasing consulting headcount approximately 23%, to meet customer demand for consulting services. Margins have increased due to improved utilization of consultants.
Cost of revenue in providing customer training and education (education services) was $1.3 million in both the third quarter of 2005 and 2004. These costs represent 30.5% and 28.9% of the related revenue for the third quarter of 2005 and 2004, respectively. Training margins have decreased temporarily as the new Blackbaud Training Pass has kept costs relatively flat while revenue is recognized ratably over the twelve month contractual period.
Cost of revenue in providing donor prospect research and data modeling services (analytic services) was $0.9 million and $0.7 million in the third quarter of 2005 and 2004, respectively. These amounts represent 64.2% and 49.2% of related revenues for the third quarter of 2005 and 2004, respectively. The increased expense of analytic services is due to the costs of an expanding workforce, approximately 30% increase in headcount, during the third quarter of 2005 compared to the third quarter of 2004. The combination of decreased revenue, compared to the same period prior year, and increased fixed costs, principally salaries, led to the worsening margin in the third quarter of 2005.
Cost of maintenance and subscriptions
Cost of maintenance and subscriptions is primarily comprised of salary and benefits, including non-cash stock-based compensation, third-party contractor expenses, proprietary software and data expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. The cost of maintenance and subscriptions increased $0.6 million or 24.0% to $3.1 million for the third quarter of 2005 from $2.5 million in the third quarter of 2004. These amounts represent 15.4% and 14.9% of related revenues for the third quarter of 2005 and 2004, respectively. Margins on recurring revenue were relatively flat excluding the impact from stock-based compensation, which was a benefit of $0.2 million in the third quarter of 2004.

Cost of other revenue
Cost of other revenue includes salaries and benefits, costs of business forms, hardware costs, reimbursable expenses relating to the performance of services at customer locations, and an allocation of facilities and depreciation expenses. Cost of other revenue in the third quarter of 2005 of $1.2 million increased by $0.4 million, or 50.0%, compared to the $0.8 million reported in the third quarter of 2004. These costs represent 85.6% and 87.2% of other revenue for 2005 and 2004, respectively. Other revenue margins increased in the third quarter of 2005 compared with the third quarter of 2004 due to improved recoverability of reimbursable travel costs.
Operating expenses
Sales and marketing
Sales and marketing expenses include salaries and related human resource costs of our sales and marketing organizations, travel and entertainment expenses, sales commissions, advertising and marketing materials, public relations and an allocation of facilities and depreciation expenses. Sales and marketing costs increased $1.7 million, or 24.6%, from $6.9 million in the third quarter of 2004 to $8.6 million in the third quarter of 2005. These amounts exclude an expense of less than $0.1 million and a benefit of $0.7 million from stock-based compensation during 2005 and 2004, respectively, which is recorded as a separate item in total operating expenses. Sales and marketing expenses represent 19.9% and 18.8% of total revenue in the third quarter of 2005 and 2004, respectively. The increased costs are due to $0.7 million in higher commissions paid related to higher commissionable sales in the third quarter of 2005 versus the third quarter of 2004, as well as employee costs associated with a 40% increase in the size of our sales and marketing workforce.
Research and development
Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $5.3 million in the third quarter of 2005 increased $0.8 million or 17.8% over third quarter 2004 costs of $4.5 million. These amounts exclude an expense of less than $0.1 million and a benefit of $0.8 million from stock-based compensation in the third quarter of 2005 and 2004, respectively, which is recorded as a separate item in total operating expenses. Research and development expenses represented 12.3% and 12.5% of total revenue in the third quarter of 2005 and 2004, respectively. Cost increases in absolute dollars are the result of an 18% increase in research and development headcounts and associated increases in employee-related expenses. Additionally, we spent an incremental $0.2 million on offshore development.
General and administrative
General and administrative expenses consist primarily of salaries and related human resource costs for general corporate functions, including finance, accounting, legal, human resources, senior executives, facilities and corporate development; third-party professional fees; offering costs; bad debt; insurance; and other administrative expenses. General and administrative expenses were $4.4 million in the third quarter of 2005. This was a $1.0 million increase, or 29.4% over the $3.4 million reported in the third quarter of 2004. These amounts exclude stock-based compensation expenses of $1.5 million and $0.4 million in the third quarter of 2005 and 2004, respectively. General administrative expenses represent 10.2% and 9.4% of total revenue in the third quarter of 2005 and 2004, respectively, which is recorded as a separate item in total operating expenses. The increased general and administrative costs are predominantly due to $0.3 million associated with operating as a public company and Sarbanes Oxley Securities Reform Act Section 404 compliance activities.
Stock-based compensation
Stock-based compensation included in operating expenses, represents the benefit or charge taken for the difference between the estimated fair value of our common stock and the exercise price of the stock option grants to personnel in sales and marketing, research and development, and general and administrative functions. We adjust the value of these variable grants each reporting period based upon the closing trading price of our common stock at each balance sheet date. Decreases in our closing trading price from one reporting period to the next will likely result in a benefit to us (up to the cumulative expense taken on the grants), and increases in our closing trading price will likely result in charges to expense. We have separately disclosed stock-based compensation throughout this discussion and in our financial statements and we have shown a reconciliation of stock-based compensation as it relates to sales and marketing, research and development, and general and administrative expenses on the statement of operations, because in managing our operations we believe these benefits and costs significantly affect our ability to better understand and manage other operating expenses and cash needs. We are amortizing the deferred compensation benefits and costs over the vesting periods of the applicable options using the accelerated method as prescribed in FIN No. 28.
Stock-based compensation, including $0.1 million of expense recorded in cost of revenue, was an expense of $1.6 million in the third quarter of 2005, which was an increase of $4.1 million from a benefit of $2.5 million in the third quarter of 2004, which included $1.4 million of benefit recorded in cost of revenue. The change is principally the result of adjusting the deferred compensation associated with 1.2 million options held by our CEO from the closing stock price at June 30, 2005 of $13.50 to the closing stock price at September 30, 2005 of $14.17. These options will continue to be accounted for as a variable award until they are fully exercised, forfeited, or expire unexercised. Also contributing to the change in the third quarter of 2005 is a charge resulting from adjusting 0.1 million options that were exercised by our CEO from the closing price of our stock at June 30, 2005 of $13.50 to the closing price of our stock on July 7 of $13.86, and 1.4 million options that were exercised by our CEO from the closing price of our stock at June 30, 2005 of $13.50 to the closing price of our stock on August 4 of $13.83, the values on the day of the respective transactions. The expense is further increased by stock-based compensation expense of approximately $0.1 million in the third quarter of 2005, relating to amortization of deferred compensation associated with options held by employees, previously subject to variable accounting, which became fixed upon the completion of the initial public offering.
Costs of initial public offering
The costs of our initial public offering, which were $0.8 million during the third quarter of 2004, include professional fees such as attorney and accountant fees, printing costs and filing fees. There were no initial public offering costs in the third quarter of 2005.
Interest expense
Our term loan was fully repaid during the first quarter of 2004 and as a result, interest expense in the third quarter of 2004 was nominal. Our only interest expense during the third quarter of 2005 was related to the amortization of deferred financing fees associated with our revolving credit facility which we had not utilized as of September 30, 2005.
Other (expense) income, net
Other expense consists of foreign exchange gains and losses and miscellaneous non-operating income and expense items. Other expense, from foreign exchange activity, was a nominal loss in the third quarters of both 2005 and 2004.
Income tax provision
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in determining the provision for interim income taxes. We had an effective tax rate of 28.9% in the third quarter of 2005 compared with 40.5% in the third quarter of 2004. At December 31, 2004, included in our deferred tax asset were state income tax credits net of federal taxes of 34.8% of approximately $4.0 million that begin to expire in 2015. We established a valuation allowance against these credits when the asset was recorded because, based on information available at that time, it was not deemed probable that these credits would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and exhaustion of related state NOLs, we released $2.9 million of the valuation allowance related to these state income tax credits. This resulted in a credit to our income tax expense of $2.9 million for the second quarter of 2005.
Additionally, certain state tax credits whose use was previously restricted to reducing state franchise taxes became available to offset state income tax as a result of a clarification in enacted tax law during the third quarter. Accordingly, a deferred tax asset was established during the third quarter of 2005 of $2.2 million, net of federal taxes at 34.8%, related to the associated future reduction of state taxes. A valuation allowance was established for $1.3 million of the $2.2 million representing the portion of the credits not deemed more likely than not to be utilized.

Our deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. federal income tax rate of 34.8%. This rate is based on our expectation that our deductible and taxable temporary differences will reverse over a period of years during which, except for 2005 and 2006, we will have annual taxable income exceeding $10.0 million per year. If our results of operations worsen in the future, such that our annual taxable income will be expected to fall below $10.0 million, we will adjust our deferred tax assets and liabilities to an amount reflecting the reduced expected U.S. federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
Comparison of the nine months ended September 30, 2005 and 2004
Revenue
Total revenue of $123.4 million for the nine months ended September 30, 2005 increased by $20.0 million, or 19.3%, compared with $103.4 million for the nine months ended September 30, 2004. The increase is due to growth in services and license fees to new and existing customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.
License fees
Revenue from license fees of $22.1 million in the nine months ended September 30, 2005 increased by $3.5 million, or 18.8% compared with $18.6 million in the nine months ended September 30, 2004. These amounts represented 17.9% and 18.0% of total revenue for the nine months ended September 30, 2005 and 2004, respectively. The increase in license fees in the nine months ended September 30, 2005 was attributable to $2.1 million of product sales to new customers and $1.4 million of product sales to our installed customer base. The license fees charged for our software products have remained principally unchanged for this period.
Services
Revenue from services of $40.1 million for the nine-month period ended September 30, 2005 increased by $7.3 million, or 22.3%, compared with $32.8 million for the nine-month period ended September 30, 2004. These amounts represented 32.5% and 31.7% of total revenue for the nine-month period ended September 30, 2005 and 2004, respectively. The rates charged for our service offerings have remained relatively constant over this time period and, as such, the revenue increases are primarily due to volume of services provided. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. These services account for $23.4 million and $17.5 million for the nine months ended September 30, 2005 and 2004, respectively, representing 58.5% and 53.3% of total services revenue for those years. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, the end product of which enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical and data enrichment tools. These services account for $4.3 million and $3.9 million for the nine months ended September 30, 2005 and 2004, respectively, and represent 10.6% and 12.0% of total services revenue for the same periods in 2005 and 2004, respectively. Also contributing to this increase is customer training revenue of $12.4 million during the nine-month period ended September 30, 2005, compared with $11.4 million in the nine months ended September 30, 2004. These amounts represented 30.9% and 34.7%, respectively, of total services revenue for those fiscal periods.

Maintenance and subscriptions
Maintenance and subscriptions revenue of $57.8 million in the nine-month period ended September 30, 2005 increased by $8.7 million, or 17.7% compared with $49.1 million in the nine-month period ended September 30, 2004. These amounts represented 46.8% and 47.5% of our total revenue for the nine-month period ended September 30, 2005 and 2004, respectively. The increase in maintenance and subscription revenue for the nine months ended September 30, 2005, over the same period in 2004, of $8.7 million is comprised of $7.3 million from new maintenance contracts associated with new license agreements, $2.5 million of incremental subscriptions and $1.6 million of inflationary rate increases, offset by $2.7 million of maintenance contracts that were not renewed.
Other revenue
Other revenue of $3.4 million in the nine-month period ended September 30, 2005 increased by $0.6 million, or 21.4% compared with $2.8 million in the nine-month period ended September 30, 2004. These amounts represented 2.8% of total revenue for the nine-month periods ended September 30, 2005 and 2004.
Cost of revenue
Cost of license fees
Cost of license fees of $3.2 million in the nine-month period ended September 30, 2005 increased by $0.7 million, or 28.0%, compared with $2.5 million in the nine-month period ended September 30, 2004. These amounts represented 14.3% and 13.3% of license fee revenue in the nine-month period ended September 30, 2005 and 2004, respectively. The increase in the nine-month period ended September 30, 2005 over the nine-month period ended September 30, 2004 was due to royalty payments associated with our ticketing solution software sales as well as higher variable commissions paid to resellers of The Financial Edge.
Cost of services
Cost of services of $21.0 million in the nine-month period ended September 30, 2005 increased $4.5 million, or 27.3% compared with $16.5 million in the nine-month period ended September 30, 2004. These amounts represented 52.4% and 50.2% of total services revenue in the nine-month period ended September 30, 2005 and 2004, respectively. The increased cost of services is the result of 11% headcount growth as well as higher data expenses associated with analytic services. The negative margin variance is primarily the result of the change in stock-based compensation from $0.6 million benefit in the 2004 period to $0.2 million expense in the comparable period in 2005.
Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock-based compensation. For a tabular presentation of the revenues and direct costs associated with our consulting, training and analytical services operating segments, see Note 12 of the Notes to the unaudited consolidated financial statements regarding segment disclosures.
Cost of revenue in providing consulting, installation, and implementation services (consulting services) was $11.8 million and $9.0 million in the nine-month period ending September 30, 2005 and 2004, respectively. These amounts represent 50.3% and 51.6% of the related revenue of the nine-month period ended September 30, 2005 and 2004, respectively. The increased cost of consulting services in absolute dollars is primarily the result of hiring additional employees in order to meet customer demand for consulting services. Margins have increased due to improved utilization of consultants.
Cost of revenue in providing customer training and education (education services) was $3.7 million and $3.6 million for the nine-month period ended September 30, 2005 and 2004, respectively. These costs represent 30.0% and 31.6% of the related revenue for the nine-month period ended September 30, 2005 and 2004, respectively. Training margins have improved due to focused efforts to reduce costs and improve efficiencies in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
Cost of revenue in providing donor prospect research and data modeling services (analytic services) was $2.7 million and $2.1 million in the nine-month periods ended September 30, 2005 and 2004, respectively. These amounts represent 63.6% and 53.5% of related revenues for the nine-month periods ended September 30, 2005 and 2004, respectively. The variable costs of data used in connection with customer analytics engagements as well as expanding workforce caused the expense growth during the nine-month period ended September 30, 2005 compared to the nine months ended September 30, 2004. During 2005 the mix of services with higher data costs was greater than the prior year causing year over year margin deterioration.
Cost of maintenance and subscriptions
The cost of maintenance and subscriptions of $9.1 million in the nine-month period ended September 30, 2005 increased $1.0 million, or 12.3%, compared with $8.1 million in the nine-month period ended September 30, 2004. These amounts represented 15.7% and 16.5% of related revenue in the nine-month periods ended September 30, 2005 and 2004, respectively. Margins on recurring revenue improved due to employee costs which increased as headcount grew approximately 10%, but were lower as a percent of revenue in the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004.
Cost of other revenue
Cost of other revenue of $3.1 million in the nine-month period ended September 30, 2005 increased by $0.5 million, or 19.2%, compared with $2.6 million in the nine-month period ended September 30, 2004. These amounts represented 90.1% and 90.5% of its related revenue in the nine-month periods ended September 30, 2005 and 2004, respectively.
Operating expenses
Sales and marketing
Sales and marketing costs of $25.1 million in the nine-month period ended September 30, 2005 increased by $4.9 million, or 24.3%, compared with $20.2 million in the nine-month period ended September 30, 2004. These amounts exclude an expense of $0.2 million and a benefit of $0.2 million from stock-based compensation expense in the nine-month periods ended September 30, 2005 and 2004, respectively, which is recorded as a separate item in total operating expenses. Sales and marketing expenses represented 20.3% and 19.5% of total revenue in the nine-month periods ended September 30, 2005 and 2004, respectively. The increased costs are due largely to an increase of 31% in the size of our sales force to the comparable period of 2004 as well as expanded marketing efforts.
Research and development
Research and development costs of $15.6 million in the nine-month period ended September 30, 2005 increased $2.4 million, or 18.2%, compared with $13.2 million in the nine-month period ended September 30, 2004. These amounts exclude an expense of $0.1 million and a benefit of $0.5 million in stock-based compensation expense during the nine-month periods ended September 30, 2005 and 2004, respectively. Research and development expenses represented 12.7% and 12.8% of total revenue in the nine-month periods ended September 30, 2005 and 2004, respectively. Cost increases in absolute dollars are due to a 7% growth in research and development headcounts and their associated costs, as well as incrementally higher outsourced development costs.
General and administrative
General and administrative expenses of $12.2 million in the nine-month period ended September 30, 2005 increased $2.7 million, or 28.4%, compared with $9.5 million in the nine-month period ended September 30, 2004. This amount excludes a stock-based compensation benefit of $3.3 million and a stock-based compensation expense of $0.8 million in the nine-month periods ended September 30, 2005 and 2004, respectively. General administrative expenses represented 9.9% and 9.2% of total revenue in the nine-month periods ended September 30, 2005 and 2004, respectively. The increased general and administrative costs are predominantly due to higher insurance costs of $0.2 million and investor relations costs and incremental accounting and legal fees totaling $0.7 million. Also, included in the general and administrative expense increase for the nine-month period ended September 30, 2005 are costs of $0.8 million associated with operating as a public company and Sarbanes Oxley Securities Reform Act Section 404 compliance activities.

Stock-based compensation
Stock-based compensation, including $0.3 million of expense recorded in cost of revenue, was a benefit of $2.7 million in the nine-month period ended September 30, 2005. This represented a change of $2.0 million from the $0.7 million benefit in the nine-month period ended September 30, 2004, which included $0.8 million of benefit recorded in cost of revenue. The change is principally the result of (i) a stock-based compensation benefit recorded in the first quarter of 2005 of $7,908,000 resulting from adjusting the deferred compensation associated with the 3.5 million options held by the Company’s CEO from the closing price of $14.64 per share at December 31, 2004 to the closing price of $12.60 per share at March 31, 2005, (ii) stock-based compensation expense recorded in the second quarter of 2005 of $430,000 resulting from adjusting the deferred compensation associated with 0.8 million options exercised by the Company’s CEO from the closing price of $12.60 per share at March 31, 2005 to the closing price of $13.06 per share on June 6, 2005, the date of the transaction, (iii) stock-based compensation expense recorded in the second quarter of 2005 of $2.6 million resulting from adjusting the deferred compensation associated with the 2.7 million options held by the Company’s CEO from the closing price of $12.60 per share at March 31, 2005 to the closing price of $13.50 per share at June 30, 2005, (iv) stock-based compensation expense recorded in the second quarter of 2005 of $0.4 million resulting from adjusting the deferral compensation associated with 0.8 million options exercised by the Company’s CEO from the closing price of $12.60 per share at March 31, 2005 to the closing price of $13.06 per share on June 1, 2005, the date of the transaction, (v) stock-based compensation expense recorded in the third quarter of 2005 of $41,000 and $492,000 resulting from adjusting the deferred compensation associated with 0.1 million and 1.4 million options, respectively, exercised or surrendered by the Company’s CEO from the closing price of $13.50 per share at June 30, 2005 to the closing price of $13.86 and $13.83 per share on July 7, 2005 and August 4, 2005, respectively, the dates of the transactions, and (vi) stock-based compensation expense recorded in the third quarter of 2005 of $0.9 million resulting from adjusting the deferred compensation associated with 1.2 million options held by our CEO from the closing stock price at June 30, 2005 of $13.50 to the closing stock price at September 30, 2005 of $14.17. The remaining 1.2 million options as of September 30, 2005 held by the Company’s CEO will continue to be accounted for as a variable award until they are fully exercised, forfeited, or expire unexercised.
Cost of initial public offering
The costs of our initial public offering, which were $2.5 million in the nine-month period ended September 30, 2004, include professional fees such as attorney and accountant fees, printing costs and filing fees. There were no initial public offering costs in the nine months ended September 30, 2005.
Interest expense
Interest expense was $0.3 million for the nine-month period ending September 30, 2004. This related to our term loan which was fully repaid in the second quarter of 2004. Comparatively, during the nine-month period ended September 30, 2005, we had only nominal interest expense which was solely related to the amortization of deferred financing fees associated with our revolving credit facility which we had not utilized as of September 30, 2005.
Other (expense) income, net
Other (expense) income from foreign exchange activity, decreased $0.3 million to a nominal expense in the nine-month period ended September 30, 2005 from $0.3 million in gains for the nine-month period ended September 30, 2004.
Income tax provision
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in determining the provision for interim income taxes. We had an effective tax rate of 28.1% for the nine months ended September 30, 2005 compared with 40.7% in the nine months ended September 30, 2004. The decrease in our effective rate is principally the result of the reversal of a portion of our valuation allowance against certain state tax credits. At December 31, 2004, included in our deferred tax assets were state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that begin to expire in 2015. We established a valuation allowance against the amount of the state income tax included in our net deferred tax assets when the assets were recorded because, based on information available at that time, it was deemed more likely than not that the deferred tax assets would not be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and exhaustion of our state NOLs, we released $4.5 million of the valuation allowance on the deferred tax asset related to our state income tax credits. This resulted in a credit to our income tax expense of $2.9 million for the second quarter of 2005.
Additionally, certain state tax credits whose use was previously restricted to reducing state franchise taxes became available to offset state income tax as a result of a clarification in enacted tax law during the third quarter. Accordingly, a deferred tax asset was established during the third quarter of 2005 of $2.2 million, net of federal taxes at 34.8%, related to the associated future reduction of state taxes. A valuation allowance was established for $1.3 million of the $2.2 million representing the portion of the credits not deemed more likely than not that the credits would be utilized.
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
Liquidity and capital resources
At September 30, 2005, cash and cash equivalents totaled $20.7 million, compared to $42.1 million at December 31, 2004 and $33.4 million at September 30, 2004. The decrease in cash and cash equivalents during the first nine months of 2005 is principally the result of $56.2 million used to purchase our stock and $6.4 million in dividends paid to stockholders, offset by cash generated from operations of $39.1 million and $5.4 million in proceeds from the exercise of stock options reduced by investments totaling $3.2 million, including $2.2 million of capital spending, $0.5 million associated with the acquisition of a company that owns the exclusive rights to a ticketing management solution in the UK, and $0.4 million related to the acquisition of a document management and image retrieval company located in the UK.
On September 30, 2004, we entered into a $30.0 million revolving credit facility and amounts borrowed under this facility are available for working capital and general corporate purposes. No amounts were drawn under the facility at closing nor has any amount been drawn since that date and, accordingly, there was no outstanding balance as of September 30, 2005. Amounts borrowed under the facility will bear interest, at our option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on our consolidated leverage ratio as defined. Amounts outstanding under the facility are guaranteed by our operating subsidiaries and the facility is subject to restrictions on certain types of transactions and covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. Additionally, the credit facility restricts our ability to declare and pay dividends on our common stock and it restricts our ability to purchase our stock. When there are no outstanding amounts under the credit facility, we may pay dividends to stockholders in an aggregate amount of up to 100% of cash on hand as of the most recent fiscal quarter end. When there are outstanding amounts under the credit facility, we may pay dividends to stockholders in an aggregate amount of up to (1) 35% of cash on hand as of the most recent fiscal quarter end, if the ratio of total indebtedness to EBITDA, as defined in the credit facility agreements, as of the most recent quarter end is less than 1.00 to 1.00, or (2) 25% of cash on hand as of the most recent fiscal quarter end, if such ratio is equal to or greater than 1.00 to 1.00. Additionally, in order to pay dividends, we must be in compliance with the credit facility, including each of the financial covenants and we must have cash on hand of at least $3,000,000, each after giving effect to the payment of dividends. The credit facility has a three-year term expiring September 30, 2007. We were in compliance with all covenants under the credit facility as of September 30, 2005.
Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance and support agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate to finance our operations, dividends and anticipated capital expenditures for the foreseeable future. Dividend payments are not guaranteed and our board of directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends.

Operating cash flow
Net cash provided by operating activities of $39.1 million in the nine-month period ended September 30, 2005 increased by $5.7 million, or 17.1% compared with $33.4 million reported in the nine-month period ended September 30, 2004. Throughout both periods, our cash flows from operations were derived primarily from: (i) our earnings from on-going operations prior to non-cash (benefits) expenses such as stock-based compensation, depreciation and amortization; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; (iii) adjustments to our provision for sales returns and allowances; and (iv) changes in our working capital, which are primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing an increase in working capital of $5.0 million in the first nine months of 2005 and $5.7 million in the first nine months of 2004), together with changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets due to timing of payments (collectively representing a decrease in working capital of $11.1 million and cash inflows of $1.9 million in the nine-month periods ended September 30, 2005 and 2004, respectively).
Investing cash flow
Net cash used in the nine-month period ended September 30, 2005 for investing activities was $3.2 million compared to $1.7 million of net cash used in investing activities during the nine-month periods ended September 30, 2004. The increase is primarily due to the purchase of net assets of a company that owns the exclusive rights to a ticketing management solution in the UK during the second quarter of 2005. Also, in the UK during the third quarter of 2005, we acquired the assets of a document management and image retrieval company.
Financing cash flow
Net cash used in financing activities for the nine-month period ended September 30, 2005 was $57.2 million, which was comprised of $56.2 million of purchases of our stock and a dividend payment of $6.4 million to stockholders offset by proceeds of $5.5 million from the exercise of stock options. Comparatively, net cash used in financing activities for the nine-month period ended September 30, 2004 was $4.6 million, which consisted of $5.1 million in final payments made on our term loan and $0.2 million in deferred financing fees paid on our new credit agreement offset by $0.6 million we received as proceeds from exercise of stock options.
Commitments and contingencies
As of September 30, 2005, we had no outstanding debt.
At September 30, 2005, we had future minimum lease commitments of $24.3 million as follows (amounts in thousands):

	Payments due by period
	2005	2006-2007	2008-2009	2010 and after	Totals
Operating leases	$1,190	$9,727	$10,186	$3,160	$24,263
These commitments have not been reduced by the future minimum lease commitments under various sublease agreements extended through 2008.
In addition, we have a commitment of $200,000 payable annually through 2009 for certain naming rights with an entity which, until our initial public offering on July 22, 2004, was owned by a minority stockholder. We have incurred expense of $150,000 under this agreement for the nine-month periods ended September 30, 2005 and 2004.
We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitments under these arrangements are approximately $0.7 million through 2008. The Company incurred expense under these arrangements of $493,000 and $352,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.

Foreign currency exchange rates
Approximately 13.4% of our total net revenue for the nine-month period ended September 30, 2005 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.2 million at September 30, 2005 and $0.5 million at September 30, 2004.
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
Statements contained in this Form 10-Q, which are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: the ability to attract and retain key personnel; risks associated with our dividend policy and stock repurchase programs; continued success in sales growth; adoption of our products and services by nonprofits; uncertainty regarding increased business and renewals from existing customers; risk associated with product concentration; lengthy sales and implementation cycles; economic conditions and seasonality; competition; risks associated with management of growth; risks associated with acquisitions; technological changes that make our products and services less competitive; and the other risk factors set forth from time to time in our SEC filings.
New accounting pronouncements
In November 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets – An Amendment of APB No. 29”. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance or are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of FAS 153 will have a significant effect on its financial statements.
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

On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its financial condition and results of operations but does not believe that the adoption will have a material impact.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Due to the nature of our short-term investments and our lack of material debt, we have concluded that we currently face no material interest risk exposure. Therefore, no quantitative tabular disclosures are required. For further discussion, see the “Foreign currency exchange rates” section beginning on page 32.
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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Information about shares of common stock repurchased during the third quarter of 2005 under our stock repurchase program announced on July 26, 2005 appears in the table below.

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares
			purchased as	that may yet
	(a)	(b)	part of	be
	Total	Average	publicly	purchased
	number of	price	announced	under the
	shares	paid per	plans or	plan or
Period	purchased	share	programs	programs (1)
July 1, 2005 through July 31, 2005	—	—	—	$35,000,000
August 1, 2005 through August 31, 2005	78,200	$13.17	78,200	$33,969,837
September 1, 2005 through September 30, 2005	93,220	$13.55	93,220	$32,706,866
Total	171,420	$13.38	171,420	$32,706,866

(1)	On July 26, 2005, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $35.0 million of our outstanding shares of common stock. The shares may be purchased in conjunction with a public offering of our common stock, from time to time on the open market or in privately negotiated transactions depending upon market condition and other factors, all in accordance with the requirements of applicable law. There is no set termination date for this repurchase program.
Item 6. Exhibits
     Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: November 11, 2005	By:	/s/ Robert J. Sywolski
Robert J. Sywolski
President and Chief Executive Officer

Date: November 11, 2005	By:	/s/ Timothy V. Williams Timothy V. Williams
Vice President and Chief Financial Officer