Form 10-K
period 2005-12-31
BLACKBAUD INC
filed 2006-03-13
CIK 1280058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005
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
Common Stock, $0.001 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☐          NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.     YES ☐          NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES ☐          NO ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2005 (based on the closing sale price of $13.50 on that date), was approximately U.S. $238,217,612. Common stock held by each officer and director and by each person known to the registrant who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding at March 1, 2006 was 43,476,049.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2006 Annual Meeting of Stockholders currently scheduled to be held June 14, 2006 are incorporated by reference into Part III of this report.

BLACKBAUD, INC.
ANNUAL REPORT ON FORM 10-K

i

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Item 1A. — Risk Factors” and elsewhere in this report and in our other SEC filings.
PART I

Item 1.	Business
Overview
We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982, and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. At the end of 2005, we had over 13,300 customers, of which 97% or almost 13,000 paid annual maintenance and support fees. Our customers operate in multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international and foreign affairs.
Industry background

The nonprofit industry is large and growing
Nonprofit organizations are a large part of the U.S. economy, employing one out of every ten Americans. There were greater than 1.5 million registered U.S. nonprofit organizations in 2004, according to data from the Internal Revenue Service. In addition, there are greater than 1.5 million nonprofit organizations outside the United States. Donations to nonprofit organizations in the United States were $248.5 billion in 2004, having increased almost every year since 1962. The compound annual growth rate over the past ten years was 7.5%, according to Giving USA. In addition, these organizations receive fees of approximately $600 billion annually for services they provide. Worldwide, nonprofit organizations employ more than 25 million people and account for $1.3 trillion in total annual expenditures, according to the Johns Hopkins Comparative Nonprofit Sector Project.

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
Fundraising and related administrative costs are significant. Based on our market research, an average of $0.24 of each dollar donated is used by nonprofit organizations for their direct fundraising expenses alone. These expenses do not include additional administrative expenses associated with fundraising. Moreover, according to a recent Harvard Business Review article entitled, “The Nonprofit Sector’s $100 Billion Opportunity,” McKinsey & Company estimates that improvements in the efficiency of delivery of their services could result in savings to the nonprofit sector in excess of $55 billion annually.

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
The Blackbaud solution
Our suite of products and services addresses the fundraising costs and operational challenges facing nonprofit organizations by providing them with software tools and services that help them increase donations, reduce the overall cost of managing their business and the fundraising process and improve communications with their constituents. We provide an operational platform through our three core software applications: The Raiser’s Edge, The Financial Edge and The Education Edge. In addition, we offer 40 extended applications providing distinct, add-on functionality tailored to meet the specific needs of our diverse customer base. To complement our operational platform, we offer a suite of analytical tools and related services that enable nonprofit organizations to extract, aggregate and analyze vast quantities of data to help them make better-informed operational decisions. We also help our customers increase the return on their technology investment by providing a broad array of complementary professional services, including implementation, business process improvement, education services, as well as maintenance and technical support.

Nonprofit organizations use our products and services to increase donations
Over 11,000 of our active customers currently subscribe to our annual maintenance and support for The Raiser’s Edge. In 2003, these customers raised an aggregate of more than $26 billion in contributions. These customers use The Raiser’s Edge to help them with their fundraising and donor management efforts. The complexity of managing constituent relationships and nonprofits’ reliance on charitable contributions make managing the fundraising process the critical business function for nonprofits. The Raiser’s Edge allows nonprofit organizations to establish, maintain and develop their relationships with current and prospective donors. Our fundraising products and services enable nonprofit organizations to use a centralized database, as well as the Internet and an array of analytical tools to facilitate and expand their fundraising efforts. We believe our products and services help nonprofit organizations increase donations by enabling them to:

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

We help nonprofit organizations operate more effectively and efficiently
Our products and services combine a comprehensive suite of software and analytical tools with a centralized database to help employees more effectively and efficiently manage the key aspects of their nonprofit organization’s operations. Our products automate nonprofit business processes to create efficiencies for our customers, which helps to reduce the overall costs of operating their organizations. For example, The Raiser’s Edge and our other core products automate data collection processes, which eliminate cumbersome and inaccurate manual processes. In addition, nonprofits use The Financial Edge, which integrates with The Raiser’s Edge, to eliminate duplicate entry of gift data and streamline processes for posting the results of fundraising activities to the organization’s general ledger. Nonprofit constituents can use The Financial Edge to view information in a single, integrated dashboard view that illustrates key performance metrics and detailed information on specific campaigns, funds and programs. These efficient communications are often critical to a nonprofit’s ability to effectively strengthen relationships with important supporters, while making effective use of valuable internal resources.
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

Grow our customer base
We intend to expand our industry-leading customer base and enhance our market position. While we have established a strong presence in the nonprofit industry, we believe that the fragmented nature of the industry presents an opportunity for us to continue to increase our market penetration. We plan to achieve this objective by leveraging our experience in the nonprofit sector, our existing customer base and our strong brand recognition. We also intend to expand our overall sales efforts, especially national accounts and enterprise-focused sales teams.

Maintain and expand existing customer relationships
We have historically had success selling maintenance renewal and additional products and services to existing customers. In each of the past three years, an average of over 95% of our customers have renewed their maintenance and support plans for our products. We plan to continue to pursue opportunities to better serve our existing customer base by increasing both the number of our products and services they use and the frequency with which they use them. As part of this strategy, we have established a dedicated sales team to focus exclusively on selling products and services to our existing customers.

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

Leverage the Internet as a means of additional growth
We intend to continue to enhance our existing products and develop new products and services to allow our customers to more fully utilize the Internet to effectively achieve their missions. Although online fundraising currently comprises an estimated 1-2% of all charitable contributions, we believe online donations will continue to grow as a percentage of total contributions and that nonprofits will continue to benefit from the trend of increased online donations. As such, we have web-enabled our core applications and currently offer a variety of Internet applications and consulting services that allow nonprofit organizations to utilize our fundraising, accounting and administration products to leverage the Internet for online fundraising, e-marketing, alumni and membership directories, newsletters, event management and volunteer coordination. For example, through December 31, 2005, we had sold our NetSolutions product, which is our online fundraising application, to over 1,500 customers.

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

Pursue strategic acquisitions and alliances
We intend to continue to selectively pursue acquisitions and alliances in the future with companies that provide us with complementary technology, customers, personnel with significant relevant experience, increase access to additional geographic and specific vertical markets. We have completed five acquisitions in the past five years and are currently involved in a number of strategic relationships. We believe that our size and our history of leadership in the nonprofit sector make us an attractive acquirer or partner for others in the industry.

Products and services
We license software and provide various services to our customers. We generate revenue in six reportable segments, as described in more detail in note 14 of the Notes to our consolidated financial statements. These revenue segments are license fees and maintenance and subscription fees for our software products, consulting services, education services, analytic services, and other. In 2005, 2004 and 2003, revenue from the sale of The Raiser’s Edge and related services represented approximately 66%, 70% and 71%, respectively, of our total revenue.

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
In addition to the standard functionality of The Raiser’s Edge, we have built a number of extended applications that may be enabled directly within The Raiser’s Edge and address the specific needs of various vertical markets, examples of which are described below.

Module Name	Key Features/Benefits

Event	helps plan, organize and manage all aspects of fundraising events
Volunteer	coordinates an organization’s volunteer work force
Member	tracks the identity of members and the date they joined, as well as recording renewals, upgrades, downgrades and lapsed and dropped members
Recurring Gifts	enables easy management and processing of monthly giving
Search	enables an organization to manage prospective planned and major gift donors (individuals, corporations and foundations) from identification and profiling to the cultivation and solicitation of major gifts
Alum	includes additional information and reporting capabilities that help an organization reach, solicit and better manage its alumni constituency
Tribute	tracks all gifts made in honor or memory of an individual or individuals and facilitates properly acknowledging the donor and honoree
Electronic Funds Transfer	allows an organization to easily process gifts made by credit card or by direct debit from donors’ bank accounts

The Financial Edge
The Financial Edge is an accounting application designed to address the specific accounting needs of nonprofit organizations. As with our other core applications, The Financial Edge integrates with The

Raiser’s Edge to simplify gift entry processing, relate information from both systems in an informative manner and eliminate redundant tasks. The Financial Edge improves the transparency and accountability of organizations by allowing them to track and report from multiple views, measure the effectiveness of programs and other initiatives, use budgets as monitoring and strategic planning tools, and supervise cash flow to allocate resources efficiently. As a result, The Financial Edge provides nonprofit organizations with the means to help manage fiscal and fiduciary responsibility, enabling them to be more accountable to their constituents. In addition, The Financial Edge is designed specifically to meet governmental accounting and financial reporting requirements prescribed by the Financial Accounting Standards Board and Governmental Accounting Standards Board. We employ certified public accountants who work with our product development, professional services and customer support teams and who can apply their specialized training and background to assist our customers using The Financial Edge to help them comply with these accounting and reporting requirements.
As with The Raiser’s Edge, we have built extended applications that may be enabled directly within The Financial Edge to address the specific functional needs of our customers. We currently offer many extended applications to accompany The Financial Edge, examples of which are described below.

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

The Education Edge
The Education Edge is a comprehensive student information management system designed principally to organize an independent school’s admissions and registrar processes, including capturing detailed student information, creating schedules, managing feedback and grading processes, producing demographic, statistic and analytical reports, and printing report cards and transcripts. With The Education Edge, an organization can keep biographical and address information for students, parents, and constituents consistent across all of its Blackbaud software products. This integrated system allows an independent school to reduce data-entry time and ensure that information is current and accurate throughout the school.

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

The Information Edge
The Information Edge is an open and scalable business intelligence solution designed specifically to meet the needs of nonprofit organizations. We launched The Information Edge in August 2003. The Information Edge is an analysis and reporting tool that allows an organization to extract data from multiple highly indexed transactional databases, including The Raiser’s Edge, and integrate that data into a data warehouse that allows high-speed queries, complex analysis and reporting across the organization including remote locations, and thereby, identify opportunities to increase revenue. The Information Edge is optimized to assist an organization with its direct marketing and fundraising programs, including donor segmentation and campaign strategy.

Blackbaud Internet applications
We provide a variety of applications that allow our customers to use our fundraising, accounting and administration products via the Internet. For example, our NetSolutions product enables a nonprofit to conduct online fundraising, e-marketing, event management and volunteer coordination. We launched NetSolutions in August 2000. Through December 31, 2005, we had almost 1,200 active NetSolutions customers. We also offer our NetCommunity product as a complement to The Raiser’s Edge, which allows our Raiser’s Edge customers to establish an online community that offers interaction among constituents, email marketing and online-giving tools. NetCommunity integrates with The Raiser’s Edge, allowing nonprofits to leverage a single donor database.
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
In addition to these services, we apply our industry knowledge and experience, combined with our service offering expertise and expert knowledge of our products, to evaluate an organization’s needs and provide operational efficiency and business process improvement consulting for our customers. This work is performed by our staff of consultants who have extensive and relevant domain experience in fundraising, non-profit accounting, project management and IT services. This experience and knowledge allows us to make recommendations and implement solutions that ensure efficient and effective use of our products. In addition, we offer software customization services to organizations that do not have the time or in-house resources to create customized solutions using our core products. We believe that no other software company provides as broad a range of consulting and technology services and solutions dedicated to the nonprofit industry as we do.

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

Education Services	Description

Blackbaud University	training facility based in our headquarters with 12 classrooms, each outfitted with computer workstations for each attendee to view and participate in step-by-step demonstrations of our software
Regional Training	offered year-round for our clients at more than 70 regional locations throughout the United States and Canada. These regional sites include fully equipped classrooms and individual student workstations for hands-on learning
Onsite Training	provided at a customer’s location, typically for customers that have a large group of employees requiring more specialized training
Web-based and Self-Paced Training	includes computer-based training, online courses and our new eLearning Library. The eLearning Library is a subscription service consisting of a collection of more than 130 online software lessons
Training Pass	unlimited training covering a specified contract period, typically one year, which is sold for a fixed fee

Analytic services
We provide custom modeling and analytical services, including ProspectPoint and WealthPoint, to help nonprofit organizations maximize their fundraising results.
ProspectPoint, which we introduced in February 2001, is a custom modeling service designed specifically for nonprofits. ProspectPoint employs patent-pending modeling techniques to identify and rank the best donor prospects in an organization’s database and capture the distinct characteristics that define an organization and its constituencies, providing a better opportunity to maximize gift revenue. We use these proprietary statistical models to help our customers identify an individual’s propensity to make any of a number of different types of gifts, including annual fund gifts, major gifts and planned gifts. Our consultants use the ProspectPoint results to prepare customized fundraising plans, which are delivered to our clients with a series of implementation recommendations for increasing the yield of their fundraising efforts.

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
Maintenance and subscriptions
The vast majority of our customers choose to receive annual maintenance and support from us under one of our tiered maintenance and support programs. In each of the past three years, an average of more than 95% of our customers have renewed their annual maintenance and support contracts for our products. For an annual fee, our customers receive regular upgrades and enhancements to our software and unlimited phone and email support, with extended hours for upgraded maintenance customers. Our maintenance and support customers also receive around-the-clock access to our extensive online support resources, including our self-help knowledge management system, the FAQ section of our web site, and weekly technical bulletins. Subscriptions cover hosted solutions, data enrichment services and training programs purchased on a subscription basis.
Customers
We have customers in each of the principal vertical markets within the nonprofit industry. At the end of 2005, we had over 13,300 customers, of which 97% or almost 13,000 paid annual maintenance and support fees. These organizations range from small, local charities to health care and higher education organizations to the largest national health and human services organizations. No one customer accounts for more than 2% of our annual revenue.
Sales and marketing
We sell all of our software and related services through our direct sales force, which is complemented by our team of account development representatives responsible for sales lead generation and qualification. We also sell The Financial Edge application indirectly through our network of value-added resellers. As of December 31, 2005, we had approximately 260 sales and marketing employees, 181 of whom comprised our direct sales force and account development representatives. These sales and marketing professionals are located at our headquarters in Charleston and in metropolitan areas throughout the United States, the United Kingdom, Canada and Australia. We plan to continue expanding our direct sales force in the Americas, Europe and Asia.
Our sales force is divided into three main areas of responsibility:

•	selling products and services to existing customers;

•	acquiring new customers; and

•	developing and managing relationships with our resellers.
In addition, we have a dedicated portion of our outside sales team focused exclusively on large, enterprise-wide accounts and a group of sales engineers who support both new and existing customers. In general, each sales representative is assigned responsibility for handling just one product line in a designated geographic area, except for sales representatives for the K-12 education market and the arts and cultural market who are responsible for selling all of our software products in that market. We frequently lead our sales efforts with the sale of one of our primary products, such as The Raiser’s Edge, then sell the customer additional products and services, such as vertical-specific software applications and related implementation and technical services.
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
Competition
The market for software and related services for nonprofit organizations is fragmented, competitive and rapidly evolving, and there are limited barriers to entry for some aspects of this market. We expect to encounter new and evolving competition as this market consolidates and matures and as nonprofit organizations become more aware of the advantages and efficiencies that can be attained from the use of specialized software and other technology solutions. A number of diversified software enterprises have made recent acquisitions or developed products for the market, including Sage and SunGard. Other companies that have greater marketing resources and generate greater revenues and market recognition than we do, such as Microsoft, Oracle and PeopleSoft, offer products that are not designed specifically for nonprofits but still provide some of the functionality of our products and could be considered competitors. In addition, these larger companies could decide to enter the market directly, including through acquisitions of smaller current competitors.
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
Research and development
We have made substantial investments in research and development, and expect to continue to do so as a part of our strategy to introduce additional products and services. As of December 31, 2005 we had approximately 175 employees working on research and development. Our research and development expenses for the years ended December 31, 2005, 2004 and 2003 were $21.0 million, $17.9 million and $15.5 million, respectively.
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
Employees
As of December 31, 2005, we had approximately 1,014 employees, consisting of 260 in sales and marketing, 175 in research and development, 252 in consulting and professional services, 186 in customer support, and 141 general and administrative personnel. None of our employees are represented by unions or covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.
Where you can find additional information
Our website address is www.blackbaud.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains these reports at www.sec.gov.

Item 1A.	Risk Factors
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
Most of our maintenance agreements are for a term of one year. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance renewals have represented a significant portion of our total revenue, including approximately 36% and 40% of our total revenue in 2005 and 2004, respectively. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements with us on beneficial terms, our business, operating results and financial condition could be harmed.

A substantial majority of our revenue is derived from The Raiser’s Edge and a decline in sales or renewals of this product and related services could harm our business.
We derive a substantial majority of our revenue from the sale of The Raiser’s Edge and related services, and revenue from this product and related services is expected to continue to account for a substantial majority of our total revenue for the foreseeable future. For example, revenue from the sale of The Raiser’s Edge and related services represented approximately 66% and 70% of our total revenue in 2005 and 2004, respectively. Because we generally sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, we frequently sell The Raiser’s Edge to new customers and then attempt to generate incremental revenue from the sale of additional products and services. If demand for The Raiser’s Edge declines significantly, our business would suffer.

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
Our quarterly revenue and results of operations are difficult to forecast. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful and that such comparisons might not be accurate indicators of future performance. The reasons for these fluctuations include but are not limited to:

•	the size and timing of sales of our software, including the relatively long sales cycles associated with many of our large software sales;

•	budget and spending decisions by our customers;

•	market acceptance of new products we release, such as The Patron Edge and NetCommunity;

•	the amount and timing of operating costs related to the expansion of our business, operations and infrastructure;

•	changes in our pricing policies or our competitors’ pricing policies;

•	seasonality in our revenue;

•	general economic conditions; and

•	costs related to acquisitions of technologies or businesses.
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
In connection with the initial acquisition of our common stock as part of our recapitalization in 1999, we recorded approximately $107 million as a deferred tax asset. Our deferred tax asset was approximately $79 million as of December 31, 2005, or approximately 54% of our total assets as of that date. Realization of our deferred tax asset is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from that asset. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, deferred tax assets are reviewed at least annually for impairment. Impairment would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. This impairment could be caused by, among other things, deterioration in performance, loss of key contracts, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business and a variety of other factors. If an impairment were to occur in a future period, it would be recognized as an expense in our results of operations during the period of impairment. Depending on future circumstances, it is possible that we might never realize the full value of our deferred tax asset. Any future determination of impairment of a significant portion of our deferred tax asset would have an adverse effect on our financial condition and results of operations.

Nonprofit organizations might not use the Internet to facilitate their fundraising and organizational efforts in a manner sufficient to allow us to make a profit or even recapture our investment in this area. In addition, even if they increasingly use the Internet for these purposes, if we fail to capitalize on this opportunity, we could lose market share.
The market for online fundraising solutions for nonprofit organizations is new and emerging. Nonprofit organizations have not traditionally used the Internet or web-enabled software solutions for fundraising. We cannot be certain that the market will continue to develop and grow or that nonprofit organizations will elect to use any of our web-enabled products rather than continue to use traditional offline methods, attempt to develop software solutions internally or use standardized software solutions not designed for the specific needs of nonprofits. Nonprofit organizations that have already invested substantial resources in other fundraising methods may be reluctant to use the Internet to supplement their existing systems or methods. In addition, increasing concerns about fraud, privacy, security, reliability and other problems might cause nonprofit organizations not to adopt the Internet as a method for fundraising. If demand for and market acceptance of Internet-based products for nonprofits does not occur, we might not recapture our investment in this area or grow our business as we expect. On the other hand, even if nonprofits increasingly use the Internet for their fundraising and organizational efforts, if we fail to develop and offer products that meet customer needs in this area, we could lose market share.

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
The companies we compete with, and other potential competitors, may have greater financial, technical and marketing resources and generate greater revenue and better name recognition than we do. If one or more of our competitors or potential competitors were to merge or partner with one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, a large diversified software enterprise, such as Microsoft, Oracle or SAP, could decide to enter the market directly, including through acquisitions.
Additionally, a United Kingdom company that owns several U.S. based providers of accounting and related software applications has made acquisitions and product development efforts in the nonprofit market. Our competitors might also establish or strengthen cooperative relationships with resellers and third-party consulting firms or other parties with whom we have had relationships, thereby limiting our ability to promote our products and limiting the number of channel partners available to help market our products. These competitive pressures could cause our revenue and market share to decline.

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
To execute our continuing growth plans, we need to increase the size and maintain the quality of our sales force, software development staff and our professional services organization. To meet our objectives successfully, we must attract and retain highly qualified personnel with specialized skill sets focused on the nonprofit industry. Competition for qualified personnel can be intense, and we might not be successful in attracting and retaining them. The pool of qualified personnel with experience working with or selling to nonprofit organizations is limited overall and specifically in Charleston, South Carolina, where our principal office is located. Our ability to maintain and expand our sales, product development and professional services teams will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to, and the specific needs of, nonprofit organizations. For these reasons, we have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. For example, our President and Chief Executive Officer retired in November 2005, and in mid-2005 our Vice President of Sales left to pursue other opportunities outside Blackbaud. In addition, it takes time for our new sales and services personnel to become productive, particularly with respect to obtaining and supporting major customer accounts. In particular, we plan to continue to increase the number of services personnel to attempt to meet the needs of our customers and potential new customers. In addition to hiring services personnel to meet our needs, we might also engage additional third-party consultants as contractors, which could have a negative impact on our earnings. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our products and services, and we could experience a shortfall in revenue or earnings, and not achieve our planned growth.

Our services revenue produces substantially lower gross margins than our license revenue, and an increase in services revenue relative to license revenue would harm our overall gross margins.
Our services revenue, which includes fees for consulting, implementation, training, data and technical services and analytics, was approximately 32% of our revenue for 2005, 31% of our revenue for 2004 and 29% of our revenue for 2003. Our services revenue has substantially lower gross margins than our product license revenue. An increase in the percentage of total revenue represented by services revenue would adversely affect our overall gross margins.
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
Complex software such as ours often contains undetected errors or bugs. Such errors are frequently found after introduction of new software or enhancements to existing software. We continually introduce or acquire the rights to new products and release new versions of our products. If we detect any errors before we ship a product, we might have to delay product shipment for an extended period of time while we address the problem. We might not discover software errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Therefore, it is possible that, despite testing by us, errors may occur in our software. These errors could result in:

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
We intend to continue licensing technologies from third parties, including applications used in our research and development activities, technologies which are integrated into our products, and products that we resell. These technologies might not continue to be available to us on commercially reasonable terms or at all. Our inability to obtain any of these licenses could delay product development until equivalent technology can be identified, licensed and integrated. This inability in turn would harm our business and operating results. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our products, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs.

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
Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We might not be successful in protecting our proprietary technology, and our proprietary rights might not provide us with a meaningful competitive advantage. To protect our proprietary technology, we rely on a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure agreements, each of which affords only limited protection. We currently do not have patents issued for any of our proprietary technology and we only recently filed patent applications relating to a number of our products. Moreover, we have no patent protection for The Raiser’s Edge, which is one of our core products and responsible for a significant portion of our revenue. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition. It is possible that:

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
We currently have operations in the United Kingdom, Canada and Australia, and we intend to expand further into international markets. We have limited experience in international operations and may not be able to compete effectively in international markets. In 2005, our international offices generated revenues of approximately $22.4 million, an increase of 6.7% over 2004 international revenue of $21.0 million, itself an increase of 96% over international revenue of $10.7 million for 2003. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and may require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors. If we are unable to grow our international operations in a cost effective and timely manner, our business and operating results could be harmed. Doing business internationally involves additional risks that could harm our operating results, including:

•	difficulties associated with and costs of staffing and managing international operations;

•	differing technology standards;

•	difficulties in collecting accounts receivable and longer collection periods;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	imposition of currency exchange controls;

•	potentially adverse tax consequences;

•	reduced protection for intellectual property rights in certain countries;

•	dependence on local vendors;

•	protectionist laws and business practices that favor local competition;

•	compliance with multiple conflicting and changing governmental laws and regulations;

•	seasonal reductions in business activity specific to certain markets;

•	longer sales cycles;

•	restrictions on repatriation of earnings;

•	differing labor regulations;

•	restrictive privacy regulations in different countries, particularly in the European Union;

•	restrictions on the export of technologies such as data security and encryption; and

•	import and export restrictions and tariffs.

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

Recent changes to accounting standards could cause us to record significant compensation expense or benefit and could significantly reduce or increase our GAAP earnings in future periods.
On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) will require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning in 2006. The impact of the adoption of SFAS No. 123(R) is estimated to result in a compensation charge for fiscal year 2006 of approximately $6.0 million for unvested options outstanding on December 31, 2005. In addition, we estimate a compensation charge in 2006 of approximately $2.0 million related to unvested restricted stock at December 31, 2005.

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
Our certificate of incorporation and our bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable, including the following:

•	our board of directors is classified into three classes, each of which will serve for staggered three year terms; and

•	we require advance notice for stockholder proposals, including nominations for the election of directors.
In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which can prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock, although our certificate of incorporation excludes Hellman & Friedman Capital Partners III, L.P. and its affiliates and transferees from the application of these anti-takeover provisions. These and other provisions in our certificate of incorporation and our bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
We lease our headquarters in Charleston, South Carolina which consists of approximately 230,000 square feet. The lease on our Charleston headquarters expires in July 2010, and we have the option for two 5-year renewal periods. We also lease facilities in Glasgow, London and Sydney. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal Proceedings
From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse affect on us.

Item 4.	Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2005.
Executive Officers of the Registrant
The following table sets forth certain information concerning our executive officers as of March 1, 2006:

Name	Age	Position

Marc E. Chardon	50	President and Chief Executive Officer
Timothy V. Williams	56	Chief Financial Officer, Vice President, Treasurer, and Assistant Secretary
Louis J. Attanasi	44	Vice President of Strategic Technologies
Richard S. Braddock	37	Vice President of Marketing
Charles T. Cumbaa	53	Vice President of Services and Development
Andrew L. Howell	39	General Counsel and Corporate Secretary
John J. Mistretta	50	Vice President of Human Resources
Anthony J. Powell, CFRE	37	Vice President of Professional Services and Enterprise Sales
Heidi H. Strenck	36	Vice President, Controller, Assistant Treasurer and Assistant Secretary
Christopher R. Todd	36	Vice President of Sales
Germaine M. Ward	43	Vice President of Products
Gerard J. Zink	42	Vice President of Customer Support
Marc E. Chardon joined us in November 2005. Previously, Mr. Chardon served as chief financial officer for the $11 billion Information Worker business group at Microsoft, where he was responsible for the core functions of long-term strategic financial planning and business performance management. He joined Microsoft in August 1998 as general manager of Microsoft France. During his three-year leadership, the subsidiary remained one of the three most admired companies by French professionals and achieved increased customer satisfaction. Prior to joining Microsoft, Mr. Chardon was general manager of Digital France. He joined Digital in 1984, and held a variety of international marketing and business roles within the company. In 1994, Mr. Chardon was named director, office of the president, with responsibility for Digital’s corporate strategy development. Mr. Chardon is an American/ French dual national. He is an economics honors graduate from Harvard University.
Timothy V. Williams has served as our Chief Financial Officer since January 2001. Mr. Williams is responsible for all of our financial reporting and controls, as well as human resources and legal. From January 1994 to January 2001 he served as Executive Vice President and CFO of Mynd, Inc. (now a subsidiary of Computer Sciences Corporation), a provider of software and services to the insurance industry. Prior to that, Mr. Williams worked at Holiday Inn Worldwide, most recently as Executive Vice President & Chief Financial Officer. Mr. Williams holds a BA from the University of Northern Iowa.
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
Richard S. Braddock has served as our Vice President of Marketing since July 2003. Prior to joining us, Mr. Braddock was a Marketing/ Private Equity Consultant for T.I.F.F., a nonprofit cooperative, from

February 2003 until May 2003 and for Deutsche Bank Venture Capital from June 2002 until January 2003. He was with iMediation Inc., a channel management vendor, from August 2000 until February 2002, most recently as Vice President of Marketing and Strategy, and the Vice President of Marketing for Prime Response, Inc., a customer relations management software company from January 1998 until April 2000. Mr. Braddock holds a BA from Dartmouth College and an MBA from Harvard Business School.
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
John J. Mistretta has served as our Vice President of Human Resources since August, 2005. Prior to joining us, Mr. Mistretta was an Executive Vice President of Human Resources and Alternative Businesses at National Commerce Financial Corporation from 1998 to 2005. Earlier in his career, Mr. Mistretta held various senior Human Resources positions over a thirteen year period at Citicorp. Mr. Mistretta holds a Masters of Science in Counseling and a BA in Psychology from the SUNY at Oswego.
Anthony J. Powell, CFRE, has served as our Vice President of Professional Services and Enterprise Sales since October 2002. Prior to that he served as Director of Consulting Services since July 1998. Before joining us, Mr. Powell was a Major Gifts Officer at the Smithsonian Institution from June 1997 to July 1998. Prior to that, he was an Assistant Vice President at the Greater Baltimore Medical Center Foundation from February 1996 to January 1997. Mr. Powell holds a BA from Allegheny College.
Heidi H. Strenck has served as our Vice President and Controller since October 2002. Ms. Strenck joined us in September 1996 and held key management roles as Accounting Manager from 1996 until 1997 and as Controller until 2002. Prior to joining us, she served as a Senior Associate with Coopers & Lybrand and as Internal Auditor for The Raymond Corporation. Ms. Strenck serves on the board of directors of the Trident Area Salvation Army. Ms. Strenck holds a BA from Hartwick College.
Christopher R. Todd, our Vice President of Sales, joined us in July 2000. Prior to assuming the role of Vice President of Sales in June 2005, he headed our business development efforts and led our analytics division. Prior to joining us, Mr. Todd served as the Director of Business Development and Legal Affairs for NetGen Inc. from July 1999 until July 2000 and as an Associate with McKinsey & Co. from July 1997 until July 1999. Mr. Todd holds a BA from Harvard College and a JD from Yale Law School.
Germaine M. Ward has been our Vice President of Products since April 2002. From April 1998 to April 2002, Ms. Ward served as the Vice President for several divisions of Iomega Corporation, most recently Media, Applications and Software. Prior to that, Ms. Ward spent seven years at Symantec Corporation. Ms. Ward holds a BA in computer science from Michigan Technological University.
Gerard J. Zink has served as our Vice President of Customer Support since June 1996. Mr. Zink is responsible for all of our customer support, as well as information technology and administrative services. He joined us in November 1987, and served as a Customer Support Analyst and Manager of Customer Support before assuming his current position. Prior to joining us, Mr. Zink was employed as a computer consultant by the Diocese of Rockville Center in New York.

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

	High	Low

Fiscal year ended December 31, 2004
Third quarter (beginning July 26, 2004)	12.65	8.30
Fourth quarter	15.22	9.46

	High	Low

Fiscal year ended December 31, 2005
First quarter	15.01	10.73
Second quarter	14.06	11.75
Third quarter	14.40	12.20
Fourth	18.21	13.13
As of March 3, 2006, there were 14 stockholders of record and approximately 9,000 beneficial owners of our common stock. On March 9, 2006, the closing price of our common stock was $19.47.
The securities markets have from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded software companies have in the past and can in the future be expected to be especially volatile. Announcements of technological innovations or new products by us or our competitors, regulatory developments in both the United States and other countries, and economic and other external factors, as well as period-to-period fluctuations in our financial results, might have a significant impact on the market price of our common stock.
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
We believe that our dividend policy will limit, but not preclude, our ability to pursue growth. This limitation could be significant, for example, with respect to any large acquisitions and growth opportunities that require cash investments in amounts greater than our available cash or external financing resources. In order to pay dividends at the level currently anticipated under our dividend policy and to fund any substantial portion of our stock repurchase program, we expect that we would need financing or borrowings to fund any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our anticipated capital expenditure levels. However, we intend to retain sufficient cash after the distribution of dividends and any repurchase of shares to permit the pursuit of growth opportunities that do not require a significant capital investment. For further discussion of the relationship of our dividend policy to our ability to pursue potential growth opportunities, see “Assumptions and Considerations” below.
In accordance with this dividend policy, we paid dividends at an annual rate of $0.20 per share in 2005, resulting in an aggregate dividend payment to stockholders of $8.5 million in 2005. In February 2006, our

Board of Directors increased the annual rate of our dividend from $0.20 per share to $0.28 per share. In accordance with this increase, we declared a first quarter dividend of $0.07 per share payable on March 15, 2006 to stockholders of record on February 28, 2006, and currently intend to pay quarterly dividends at an annual rate of $0.28 per share of common stock for each of the remaining fiscal quarters in 2006. Dividends at this rate would total approximately $12.1 million in the aggregate on the common stock in 2006 (assuming 43,262,523 shares of common stock are outstanding). In determining our expected dividend level, we reviewed, analyzed and considered, among other things:

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
Dividends on our common stock will not be cumulative. Consequently, if dividends on our common stock are not declared and/ or paid at the targeted level, our stockholders will not be entitled to receive such payments in the future.
We are not obligated to pay dividends, and as described more fully below, you might not receive any dividends as a result of the following factors:

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
For dividends that we intend to declare for the second, third and fourth fiscal quarters of 2006, we intend to pay dividends on our common stock on the 15th day of May, August and November, respectively (or the next business day if the 15th day is not a business day), to holders of record on the 5th day of each such month (or the immediately preceding business day if the 5th day is not a business day).

Assumptions and Considerations
We estimate that the cash necessary to fund dividends on our common stock for 2006 at the rate described above is approximately $12.1 million (assuming 43,262,523 shares of common stock are outstanding). As of December 31, 2005, we had approximately $22.7 million in cash and cash equivalents.
In addition to our dividend policy, we have adopted stock repurchase programs to purchase up to $35.0 million of our outstanding shares of common stock in open market or privately negotiated transactions from time to time. On February 1, 2005, our Board of Directors approved a stock repurchase program to purchase up to $35.0 million of our common stock. This plan was terminated on June 3, 2005. We purchased 861,076 shares of common stock under this plan for $10.6 million.
Our Board of Directors approved a second stock repurchase program on July 26, 2005 to purchase up to $35.0 million of our common stock. As of March 1, 2006, we have purchased 440,720 shares of common stock for $7.0 million pursuant to this program. Any open market purchases under the repurchase program will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. We might not purchase any additional shares of common stock and our board of directors may decide, in its absolute discretion, at any time and for any reason, to cancel the stock repurchase program. Information about shares of common stock repurchased during the fourth quarter of 2005 under our stock repurchase program appears in the table below.

			(c) Total	(d)
			Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares
		(b)	Part of	That May yet
	(a) Total	Average	Publicly	be Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plan or
Period	Purchased	Share	Programs	Programs

October 1, 2005 through October 31, 2005	—	$—	171,420	$32,706,866
November 1, 2005 through November 30, 2005	—	$—	171,420	$32,706,866
December 1, 2005 through December 31, 2005	269,300	$17.36	440,720	$28,033,152
Total	269,300	$17.36	440,720	$28,033,152
We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2006, including dividends and purchases under our stock repurchase program. Our assumptions are based in part on our historical net cash provided by operating activities, which were approximately $51.8 million, $43.5 million and $36.6 million for the years ended 2005, 2004 and 2003, respectively. Our cash and cash equivalents were $22.7 million, $42.1 million and $6.7 million as of December 31, 2005, 2004 and 2003, respectively. The difference between cash provided by operating activities and cash and cash equivalents as of December 31, 2005 is primarily due repurchases of our outstanding stock and dividend payments to stockholders. As of March 1, 2006, we had no outstanding debt other than that incurred in the ordinary course of our business.
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
We have estimated our dividend level only in respect of 2006, and we cannot assure you that during or following such periods that we will pay dividends at the estimated levels, or at all. We are not required to pay dividends, and our board of directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our board of directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Indeed, over time our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.
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

Restrictions on Payment of Dividends
Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2005, we had approximately $22.7 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2006 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2006, our board of directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.
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
In addition, if we pay dividends and/or make stock repurchases in an aggregate amount in excess of 70% of our cash on hand as of the most recent fiscal quarter end, we will not be permitted to request an extension of credit under the credit agreement for a period of 30 days following the date such dividend is paid and/ or shares of stock are repurchased. We currently have no amounts outstanding under the credit agreement, and do not foresee a need to request an extension of credit in 2005.

Item 6.	Selected Consolidated Financial Data
You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this report. The following data, insofar as it relates to each of the years ended December 31, 2005, 2004 and 2003, has been derived from the audited annual financial statements, including the consolidated balance sheets at December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for the three years ended December 31, 2005, 2004 and 2003 and notes thereto appearing elsewhere herein. The following data, insofar as it relates to each of the years ended December 31, 2002 and 2001 are derived from audited financial statements not included in this report.

	Year ended December 31,

(in thousands, except per share data)	2005	2004	2003	2002	2001

Consolidated statements of operations data:
Revenue
License fees	$29,978	$25,387	$21,339	$20,572	$19,300
Services	52,606	42,793	34,263	26,739	18,797
Maintenance and subscriptions	78,475	66,941	58,803	52,788	47,022
Other revenue	5,237	4,316	4,352	5,130	4,915

Total revenue	166,296	139,437	118,757	105,229	90,034

Cost of revenue
Cost of license fees	4,380	3,545	2,819	2,547	1,726
Cost of services(1)	28,409	22,807	21,006	14,234	10,253
Cost of maintenance and subscriptions(1)	12,398	10,862	11,837	10,588	11,733
Cost of other	4,943	3,986	3,712	3,611	2,750

Total cost of revenue	50,130	41,200	39,374	30,980	26,462

Gross profit	116,166	98,237	79,383	74,249	63,572
Sales and marketing	33,273	26,775	21,883	19,173	15,173
Research and development	20,999	17,875	15,516	14,385	14,755
General and administrative	16,139	12,933	11,749	10,631	9,031
Amortization	18	32	848	1,045	2,239
Cost of initial public offering	—	2,455	—	—	—
Stock based compensation	13	19,010	23,691	—	—

Total operating expenses	70,442	79,080	73,687	45,234	41,198

Income from operations	45,724	19,157	5,696	29,015	22,374
Interest income	964	331	97	138	96
Interest expense	(49)	(272)	(2,559)	(4,410)	(7,963)
Other income (expense), net	6	356	235	63	(113)

Income before provision for income taxes	46,645	19,572	3,469	24,806	14,394

Income tax provision	13,344	6,931	3,947	9,166	5,488

Net income (loss)	$33,301	$12,641	$(478)	$15,640	$8,906

Earnings (loss) per share
Basic	$0.78	$0.30	$(0.01)	$0.37	$0.21
Diluted	$0.72	$0.27	$(0.01)	$0.37	$0.21
Common shares and equivalents outstanding
Basic weighted average shares	42,559	42,496	42,396	42,360	41,492
Diluted weighted average shares	46,210	46,541	42,396	42,360	41,492
Dividends per share	$0.20	—	—	—	—
Summary of stock-based compensation (benefit):
Cost of services	$269	$(540)	$3,342	$—	$—
Cost of maintenance and subscriptions	33	(91)	505	—	—

Total included in cost of revenue	302	(631)	3,847	—	—

Sales and marketing	217	(112)	1,817	—	—
Research and development	139	(457)	2,341	—	—
General and administrative	(343)	19,579	19,533	—	—

Total included in operating expenses	13	19,010	23,691	—	—

Total stock-based compensation	$315	$18,379	$27,538	$—	$—

(1)	Includes stock-based compensation as set forth in Summary of stock-based compensation (benefit).

	December 31,

(in thousands)	2005	2004	2003	2002	2001

Consolidated balance sheet data:
Cash and cash equivalents	$22,683	$42,144	$6,708	$18,703	$8,744
Deferred tax asset, including current portion	79,087	88,064	88,765	90,943	99,953
Working capital	(15,347)	(6,237)	(30,326)	(18,997)	(27,294)
Total assets	147,498	160,808	121,745	132,907	132,079
Deferred revenue	60,738	52,303	43,673	39,047	33,946
Total liabilities	81,227	71,019	61,887	99,400	113,742
Common stock	48	43	41,613	10,740	10,740
Additional paid-in capital	73,583	55,292	—	—	—
Total stockholders’ equity	$66,271	$89,789	$59,858	$33,507	$18,337

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under Item 1A, Risk Factors, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.
Overview
We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. In 2005, we had over 13,300 customers, of which 97% or almost 13,000 pay annual maintenance and support fees. Our customers operate in multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international foreign affairs.
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
Critical accounting policies and estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period and related disclosures of contingent assets and liabilities. The most significant estimates and assumptions relate to our allowance for sales returns and doubtful accounts, impairment of long-lived assets, stock-based compensation, revenue recognition, and provision for income taxes and realization of deferred tax assets.

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
We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery occurs when the product is delivered. Our typical license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable with our standard payment terms. We consider payment terms greater than 90 days to be beyond our customary payment terms. If we determine that collection is not probable, we postpone recognition of the revenue until cash collection. We sell software licenses with maintenance and, often times, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to our company. Fair value for the maintenance services associated with our software licenses is based upon renewal rates stated in our agreements, which vary according to the level of the maintenance program. Fair value of professional services and other products and services, which is evaluated at least annually, is based on sales of these products and services to other customers when sold on a stand-alone basis.
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
We sell training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. During the second quarter of 2005, we introduced the Blackbaud Training Pass, which permits customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions. This revenue is recognized ratably over the contract period that is typically one year. We recognize revenue from donor prospect research and data modeling service engagements upon delivery.
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
In accordance with Statement of Financial Accounting Standard, or SFAS, No. 142, “Goodwill and Other Intangible Assets”, we test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. The impairment is measured as the excess of the recorded goodwill over its fair value, which could materially adversely impact our financial position and results of operations. All of the goodwill is assigned to a single reporting unit.
Stock-based compensation
We account for stock-based compensation under the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”. Under this pronouncement, there is generally no cost associated with options that are granted with an exercise price equal to or above the fair value per share of our common stock on the date of grant. Because there was no public market for our stock prior to our initial public offering in July 2004, our board of directors estimated the fair value of our common stock by considering a number of factors, including our operating performance, significant events in our history, trends in the broad market for technology stocks and the expected valuation we would obtain in an initial public offering. Grants under two of our option plans, covering approximately 6.5 million options, contained provisions that resulted in them being treated as variable awards under APB No. 25. The effect of this accounting is that an amount equal to the difference between the exercise price of the options and the estimated current fair value is charged to deferred compensation and amortized as an expense over the related vesting periods of the grants using the accelerated method outlined in FASB Financial Interpretation Number 28, or FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans”. Under variable award accounting, the affected option grants continue to be marked to market until such time as the amount of related compensation is deemed fixed. Approximately 3.0 million options are no longer being accounted for as variable awards following the occurrence of our initial public offering in July 2004. The remaining 3.5 million options, which were held by our former Chief Executive Officer, were accounted for as a variable award until the grant was exercised for all but 419 shares during 2005.
The components of stock-based compensation expense (benefit) for the year ended December 31, 2005 are presented below:

(in thousands)	Q1	Q2	Q3	Q4	2005

Charge (credit) to adjust deferred compensation associated with fully vested options of former CEO to period end closing stock price	$(7,908)	$2,648	$896	$1	$(4,363)
Charge to adjust deferred compensation associated with option exercises of former CEO to stock price on date of transaction	—	430	533	2,582	3,545
Amortization of deferred compensation associated with formerly variable options which became fixed upon the Company’s IPO	268	242	140	115	765
Amortization of deferred compensation associated with restricted stock grants			38	330	368

Total	$(7,640)	$3,320	$1,607	$3,028	$315

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
We have also disclosed in Note 1 of the Notes to the consolidated financial statements the pro forma effects of accounting for our stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-based Compensation”, as well as the underlying assumptions. We used the following assumptions in the calculation of stock-based compensation expense in accordance with SFAS No. 123:

	Years Ended December 31,

	2005	2004	2003

Volatility	80.96%	77.47%	0.00%
Dividend yield	1.20%	0.00%	0.00%
Risk-free interest rate	4.32%	3.83%	3.68%
Expected option life in years	5.54	7.49	7.47

Deferred taxes
We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, “Accounting for Income Taxes”. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.
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
Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. In addition, the Company was not subject to income tax in many of the states in which it operated as a result of its S corporation status. We historically made distributions to our stockholders to cover the stockholders’ anticipated tax liability. In connection with the Recapitalization Agreement (See Note 1 to the financial statements), we converted our U.S. taxable status from an S corporation to a C corporation. Accordingly, since October 14, 1999 we have been subject to federal and state income taxes. Upon the conversion and in connection with the Recapitalization, we recorded a one-time benefit of $107.0 million to establish a deferred tax asset as a result of the Recapitalization Agreement.
We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. Except with respect to the state income tax credits discussed below, we have not recorded a valuation allowance as of December 31, 2005 and 2004, because we expect to be able to utilize our entire net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of additional tax deductions permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.
Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We record our tax provision at the anticipated tax rates based on estimates of annual pretax income. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. Our deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. Federal income tax rate of 34.8%. This U.S. Federal income tax rate is based on our expectation that our deductible and taxable temporary differences will reverse over a period of years during which, except for 2005 and 2006 due to anticipated stock option exercises, we will have annual taxable income exceeding $10.0 million per year. If our results of operations worsen in the future, such that our annual taxable income will be expected to fall below $10.0 million, we will adjust our deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. Federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

Our deferred tax asset at December 31, 2004 also included state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that expire between 2009 and 2019. We established a full valuation allowance against these credits when the asset was recorded because, based on information available at that time, it was not deemed probable that these credits would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of all related state net operating losses, we released $2.9 million of the valuation allowance related to these state income tax credits which resulted in a credit to our income tax expense for 2005. Additionally, certain other state tax credits whose use was previously restricted to reducing state franchise taxes became available to offset state income tax as a result of a clarification in enacted tax law during 2005. Accordingly, a deferred tax asset was established during 2005 of $2.2 million, net of federal taxes at 34.8%, related to the associated future reduction of state income taxes. A valuation allowance was established for $1.9 million of the $2.2 million representing the portion of the credits now deemed more likely than not to be utilized. We will continue to evaluate the realizability of the remaining state tax credits and any further adjustment to the valuation allowance will be made in the period we determine it is more likely than not any of the remaining credits will be utilized.
Contingencies
We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated.

Consolidated statements of operations, percent of revenue

	Year ended December 31,
	2005	2004	2003

Revenue
License fees	18.0%	18.2%	18.0%
Services	31.6	30.7	28.9
Maintenance and subscriptions	47.2	48.0	49.4
Other revenue	3.2	3.1	3.7

Total revenue	100.0%	100.0%	100.0%

Cost of revenue
Cost of license fees	2.6	2.5	2.4
Cost of services	17.0	16.3	17.7
Cost of maintenance and subscriptions	7.5	7.8	10.0
Cost of other	3.0	2.9	3.1

Total cost of revenue	30.1	29.5	33.2

Gross profit	69.9	70.5	66.8
Operating expenses
Sales and marketing	20.0	19.2	18.4
Research and development	12.7	12.8	13.1
General and administrative	9.7	9.3	9.9
Amortization	0.0	0.0	0.7
Cost of initial public offering	0.0	1.8	0.0
Stock-based compensation	0.0	13.6	19.9

Total operating expenses	42.4	56.7	62.0

Income from operations	27.5	13.8	4.8
Interest income	0.5	0.2	0.1
Interest expense	0.0	(0.2)	(2.2)
Other income net	0.0	0.3	0.2

Income before provision for income taxes	28.0	14.1	2.9
Income tax provision	8.0	5.0	3.3

Net income (loss)	20.0%	9.1%	(0.4)%

Comparison of years ended December 31, 2005, 2004 and 2003
Revenue
Total revenue increased 19.3% to $166.3 million in fiscal year 2005 compared to $139.4 million in fiscal year 2004, which was a 17.3% increase over 2003 revenue of $118.8 million. The increase in both years is due to growth in services and license fees to new and existing customers as well as the introduction of new product offerings. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings, which includes hosting revenues.

License fees
Revenue from license fees is derived from the sale of our software products, typically under a perpetual license agreement. Revenue from license fees of $30.0 million in 2005 increased by $4.6 million, or 18.1%, compared with $25.4 million of license fee revenue in 2004. This is similar to growth in 2004 of $4.1 million, or 19.3%, from license fee revenue of $21.3 million in 2003. These amounts represent 18.0%, 18.2% and 18.0% of total revenue for 2005, 2004 and 2003, respectively. License fee growth in 2005 is comprised of $2.5 million in sales to new clients and $2.1 million in sales to existing clients. Included in this growth is $1.0 million of incremental revenue resulting from sales of our Patron Edge ticketing product that more than doubled compared to the prior year. The 2004 increase in license fees over 2003 is attributable to $2.7 million of product sales to new customers and $1.4 million of product sales to our installed customer base. The prices charged for our license fees have remained relatively constant over the last three fiscal years.

Services
Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. Revenue from services of $52.6 million in 2005 increased by $9.8 million or 22.9% compared with $42.8 million in 2004. Services revenue growth in 2004 was $8.5 million, or 24.8%, from $34.3 million in 2003. These amounts represent 31.6%, 30.7%, and 28.9% of total revenue for 2005, 2004 and 2003, respectively. The rates charged for our service offerings have remained relatively constant over this time period and, as such, the revenue increases are mostly due to volume of services provided. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. These services, which represent most of the increase in both 2005 and 2004, account for $30.9 million, $23.2 million, and $17.6 million in 2005, 2004 and 2003, respectively, or 58.7%, 54.3% and 51.4% of total services revenue for those years. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, the end product of which enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical tools. These services account for $5.7 million, $5.1 million and $3.6 million in 2005, 2004 and 2003, respectively, and represent 10.8%, 11.9% and 10.5% of total services revenue for those fiscal years. Also contributing to this increase is customer training revenue of $16.0 million during 2005 compared with $14.5 million in 2004 and $13.1 million in 2003. These amounts represent 30.5%, 33.8% and 38.1%, respectively, of total services revenue for those fiscal years.

Maintenance and subscriptions
Revenue from maintenance and subscriptions is predominantly comprised of annual fees derived from new maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements, and upgrades to our software products, as well as online, telephone support and online resources. Also included is revenue derived from our subscription-based services, principally hosted fundraising software solutions, certain data services, and our online subscription training offerings. Maintenance and subscriptions revenue of $78.5 million in 2005 increased by $11.6 million, or 17.3%, compared with $66.9 million in 2004 and growth of $8.1 million, or 13.8%, compared with $58.8 million in 2003. These amounts represent 47.2%, 48.0% and 49.4% of our total revenue for 2005, 2004 and 2003, respectively. The maintenance and subscription revenue increase during 2005 is principally the result of $9.9 million of new maintenance contracts associated with new license agreements, $3.3 million of incremental subscriptions, and $1.9 million from inflationary rate adjustments, offset by $4.0 million in reductions and non-renewals of maintenance contracts. The increase in maintenance and subscription revenue during 2004 over 2003 is comprised of $7.0 million from new maintenance contracts associated with new license agreements, $1.3 million of incremental subscriptions, and $1.8 million from inflationary rate adjustments, offset by $2.0 million of maintenance contracts that were reduced or not renewed.

Other revenue
Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue of $5.2 million in 2005 was a $0.9 million or 20.9% increase from 2004 revenue of $4.3 million, which remained flat compared to 2003 revenue of $4.4 million. Other revenue represents 3.2%, 3.1% and 3.7% of total revenue for 2005, 2004 and 2003, respectively. Other revenue increased in 2005 due to greater reimbursable travel costs from our services businesses. Computer-based training offered in 2003 continued to decline during 2004, due to web-based training subscription offerings, but was offset by revenue from higher reimbursable travel costs associated with our services business.
Cost of revenue

Cost of license fees
Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $4.4 million in 2005 increased by $0.9 million, or 25.7%, compared with $3.5 million in 2004. Cost of license fees in 2004 increased $0.7 million, or 25.0%, from $2.8 million in 2003. These amounts represent 14.6%, 14.0% and 13.1% of license fee revenue in 2005, 2004 and 2003, respectively. Incremental royalty payments for The Patron Edge software of $1.1 million and $0.5 million, respectively, were the largest factor in the year over year increasing cost of license fees in 2005 and 2004.

Cost of services
Cost of services is principally comprised of salary and benefits, including non-cash stock-based compensation charges, third-party contractor expenses, data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. Cost of services of $28.4 million in 2005 increased $5.6 million, or 24.6%, compared with $22.8 million in 2004. These amounts represent 54.0% and 53.3% of total services revenue for 2005 and 2004, respectively. During 2005 salaries, benefits and bonus expense increased $3.7 million related to increased headcount. Additionally stock-based compensation increased $0.8 million and costs of providing services, such as data expenses and classroom rental costs rose $0.5 million. Cost of services in 2004 increased $1.8 million, or 8.6%, from $21.0 million in 2003; salaries, benefits and bonus expense increased $4.8 million as a result of headcount additions. These expenses were partially offset by a $3.9 million decrease in stock-based compensation expense.
Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock-based compensation. For a tabular presentation of these items, see note 14 of the Notes to the consolidated financial statements.
Cost of revenue in providing consulting, installation, and implementation services (consulting services) was $16.2 million, $12.6 million and $8.8 million in 2005, 2004 and 2003, respectively. These amounts represent 52.5%, 54.1% and 50.2% of the related revenue in 2005, 2004 and 2003, respectively. The absolute dollars increased in both years as a result of increased headcount associated with meeting customer demand for consulting services. Consulting margins decreased from 2003 to 2004 as employees, both direct and indirect, were added to meet customer demand as well as infrastructure demands. During 2005, despite headcount additions, margins improved as we recognized operational efficiencies.
Cost of revenue in providing customer training and education (education services) was $4.9 million, $4.6 million and $4.2 million in 2005, 2004 and 2003, respectively. These costs represent 30.3%, 31.8%, and 32.0% of the related revenue for 2005, 2004 and 2003, respectively. The increase in absolute dollars in 2005 was related to a higher volume of regional training classes and the facility rental fees associated with these classes while the cost increase in 2004 was related to additional headcount to provide training. The margin improvement in both years is related to a shift in our training mix to higher margin regional training classes.
Cost of revenue in providing donor prospect research and data modeling services (analytic services) was $3.6 million, $2.9 million and $1.8 million 2005, 2004 and 2003, respectively. These amounts represent 63.7%, 57.3% and 51.1% of related revenues for 2005, 2004 and 2003, respectively. The variable costs of data used to perform analytics as well as a higher mix of more expensive data relating to our Wealth Point offerings, caused margin compression in both years. Also driving up costs during these periods is increased headcount needed to meet the demand for analytic services.

Cost of maintenance and subscriptions
Cost of maintenance and subscriptions is primarily comprised of salary and benefits, including non-cash stock-based compensation, third-party contractor expenses, data expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of maintenance and subscriptions in 2005 of $12.4 million was a $1.5 million or a 13.8% increase from $10.9 million in 2004. Cost increases in 2005 relate to additional headcount required to support maintenance and subscription activities as well as direct costs of $0.2 million to support our increasing hosting revenues. Costs in 2004 fell $0.9 million, or 7.6%, from $11.8 million in 2003, which included costs associated with our attempts to develop a subscription-based patron management business. These amounts represent 15.8%, 16.2% and 20.1% of recurring revenue for 2005, 2004 and 2003, respectively.

Cost of other revenue
Cost of other revenue includes salaries and benefits, costs of business forms, reimbursable expense relating to the performance of services at customer locations, and an allocation of facilities and depreciation expenses. Cost of other revenue for 2005, 2004 and 2003, respectively, was $4.9 million, $4.0 million and $3.7 million. These costs represent 94.4%, 92.4% and 85.3% of other revenue for 2005, 2004 and 2003, respectively. The absolute dollar increase as well as the margin decrease each year is due to the increase in reimbursable expenses relating to providing services at clients’ sites.
Operating expenses

Sales and marketing
Sales and marketing expenses include salaries and related human resource costs, travel and entertainment expenses, sales commissions, advertising and marketing materials, public relations and an allocation of facilities and depreciation expenses. Sales and marketing expenses increased $6.5 million, or 24.3%, from $26.8 million in 2004 to $33.3 million in 2005. Sales and marketing expenses represent 20.0% and 19.2% of total revenue in 2005 and 2004, respectively. Sales and marketing expenses in 2004 increased $4.9 million, or 22.4%, from $21.9 million in 2003 which was 18.4% of total revenue in 2003. Both years’ increased costs are due to higher commissions paid related to higher commissionable sales in each year as well as increases in the size and skill set of our sales force. During 2005 and 2004, salaries, benefits and bonus expenses increased $2.9 million and $2.3 million, respectively, related to increased headcount. These amounts exclude an expense of $0.2 million, a benefit of $0.1 million and an expense of $1.8 million from stock-based compensation during 2005, 2004 and 2003, respectively, which is recorded as a separate item in total operating expenses.

Research and development
Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $21.0 million in 2005 increased $3.1 million, or 17.3%, over 2004 costs of $17.9 million. Research and development expenses represent 12.7% and 12.8% of total revenue in 2005 and 2004, respectively. In 2005 we incurred increased salaries, benefits and bonus expenses of $2.0 million related to headcount increases. Also, outside contractor costs grew $0.8 million with increased offshore development costs. Those expense increases were associated with enhancements to our existing products. Research and development costs in 2004 increased $2.4 million, or 15.5%, from $15.5 million in 2003, which represents 13.1% of total revenue that year. During 2004, certain development work was transferred offshore resulting in $0.8 million of incremental costs. Also, in 2004, we incurred an additional $1.6 million of salary and human resource expenses as we added programmers and developers to develop new product offerings. These amounts exclude an expense of $0.1 million, a benefit of $0.5 million and an expense of $2.3 million from stock-based compensation in 2005, 2004 and 2003, respectively, which is recorded as a separate item in total operating expenses.

General and administrative
General and administrative expenses consist primarily of salaries and related human resource expenses for general corporate functions, including finance, accounting, legal, human resources, facilities and corporate development, third-party professional fees, insurance, and other administrative expenses. General and administrative expenses were $16.1 million, $12.9 million and $11.7 million in the years ended 2005, 2004 and 2003, respectively, and represent 9.7%, 9.3% and 9.9% of total revenue in 2005, 2004 and 2003, respectively. General and administrative expenses were $3.2 million, or 24.8%, higher in 2005 as we incurred an additional $1.3 million in expenses from Sarbanes Oxley compliance, $0.2 million of insurance, and $0.4 million in attorney and audit fees associated with operating as a public company. Also we had a $1.6 million increase in employee related and general operational expenses to support our growth, partially offset by reduced bad debt expense of $0.5 million. The increase in expenses in absolute dollars in 2004 compared to 2003 is principally due to increased insurance expenses, investor relations expenses and accounting and legal fees associated with operating as a public company. These amounts exclude a benefit of $0.3 million and an expense of $19.6 million and $19.5 million of stock-based compensation in 2005, 2004 and 2003, respectively, which is recorded as a separate item in total operating expenses.

Costs of initial public offering
The costs of our initial public offering, which were $2.5 million during 2004, include professional fees such as attorney and accountant fees, printing costs and filing fees.

Stock-based compensation
Stock-based compensation, included in operating expenses, represents: (i) the benefit or charge taken for the difference between the estimated fair value of our common stock and the exercise price of certain variable stock option grants, (ii) the amortization of deferred compensation associated with approximately 3.0 million options formerly subject to variable accounting which became fixed upon our IPO and, (iii) the charge taken for restricted stock granted to personnel in sales and marketing, research and development, and general and administrative functions. The value of the variable grants is adjusted each reporting period based upon the closing trading price of our common stock at each balance sheet date. We have separately disclosed stock-based compensation throughout this discussion and in our financial statements and we have shown a reconciliation of stock-based compensation as it relates to sales and marketing, research and development, and general and administrative expenses on the statement of operations, because in managing our operations we believe these benefits and costs significantly affect our ability to better understand and manage other operating expenses and cash needs. We are amortizing the deferred compensation benefits and costs over the vesting periods of the applicable options using the accelerated method as prescribed in FIN No. 28.
During 2005 stock-based compensation expense was $0.3 million, of which $0.3 million of expense was recorded in cost of revenue. Comparatively stock-based compensation, including a $0.6 million benefit recorded in cost of revenue, was an expense of $18.4 million in 2004, which was a decrease of $9.1 million from $27.5 million in 2003 which included $3.8 million of expense recorded in cost of revenue.

Interest expense
Interest expense was reduced to less than $0.1 million in 2005 from $0.3 million in 2004 and from $2.6 million in 2003. The decrease in interest expense is directly related to repayment of our term loan early in 2004 and no subsequent borrowing.

Other income (expense)
Other income (expense) consists of foreign exchange gains or losses and miscellaneous non-operating income and expense items. Other income, from foreign exchange gains in each year, was a nominal amount in 2005, $0.4 million in 2004, and $0.2 million in 2003.

Income tax provision
We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. We had an effective tax rate of 28.6%, 35.4% and 113.8% in 2005, 2004 and 2003, respectively. In 2005, the lower effective tax rate was attributable to recognizing the benefit of certain state income tax credits. In 2003, the unusual rate was attributable to permanent differences resulting from the portion of stock-based compensation associated with incentive stock options.
Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, “Accounting for Income Taxes”. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized. If a change in the effective tax rate to be applied to the timing differences or a change in a valuation reserve is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
In 2005, we recognized an income tax benefit of $3.2 million related to changes in state income tax credits. Our deferred tax asset at December 31, 2004 included state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that expire between 2009 and 2019. We established a full valuation allowance against these credits when the asset was recorded because, based on information available at that time, it was not deemed probable that these credits would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of all related state net operating losses, we released $2.9 million of the valuation allowance related to these state income tax credits which resulted in a credit to its income tax expense for 2005. Additionally, certain other state tax credits whose use was previously restricted to reducing state franchise taxes became available to offset state income tax as a result of a clarification in enacted tax law during 2005. Accordingly, a deferred tax asset was established during 2005 of $2.2 million, net of federal taxes at 34.8%, related to the associated future reduction of state income taxes which resulted in an additional credit to its income tax expense for 2005. A valuation allowance was established for $1.9 million of the $2.2 million representing the portion of the credits not deemed more likely than not to be utilized which resulted in a debit to its income tax expense for 2005. The net effect of these items related to state income tax credits was a decrease in our 2005 income tax expense of $3.2 million. We will continue to evaluate the realizability of the remaining state tax credits and any further adjustment to the valuation allowance will be made in the period we determine it is more likely than not any of the remaining credits will be utilized.
Liquidity and capital resources
At December 31, 2005, cash and cash equivalents totaled $22.7 million, compared to $42.1 million at December 31, 2004. The $19.4 million decrease in cash and cash equivalents during 2005 is the result of

$65.8 million in financing cash outflows, primarily purchases of our common stock and dividend payments to stockholders, coupled with $4.2 million in capital spending, $1.0 million in acquisitions and $0.3 million lost due to exchange rate fluctuations, offset by $51.8 million of cash generated from operations.
On September 30, 2004, we closed a new $30.0 million revolving credit facility, which replaced our prior $15.0 million revolving credit facility that was terminated in July 2004. Amounts borrowed under this facility are available for working capital and general corporate purposes. No amounts were drawn under the facility at closing and there is no outstanding balance as of the date of this filing. Amounts borrowed under the new $30.0 million revolving credit facility bear interest, at our option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on our consolidated leverage ratio. Amounts outstanding under the new facility are guaranteed by our operating subsidiaries and the facility is subject to restrictions on certain types of transactions and certain covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. Additionally, the credit facility restricts our ability to declare and pay dividends and repurchase our common stock. When there are no outstanding amounts under the credit facility, we may pay dividends to stockholders and/or repurchase our common stock in an aggregate amount of up to 100% of cash on hand as of the most recent fiscal quarter end. When there are outstanding amounts under the credit facility, we may pay dividends and/or repurchase our common stock in an aggregate amount of up to (1) 35% of cash on hand as of the most recent fiscal quarter end, if the ratio of total indebtedness to EBITDA (as calculated under the credit facility) as of the most recent quarter end is less than 1.00 to 1.00, or (2) 25% of cash on hand as of the most recent fiscal quarter end, if such ratio is equal to or greater than 1.00 to 1.00. Additionally, in order to pay dividends and/or repurchase our common stock, we must be in compliance with the credit facility, including each of the financial covenants and we must have cash on hand of at least $3,000,000, each after giving effect to the payment of dividends and/or the repurchase of our common stock. The credit facility has a three-year term expiring September 30, 2007.
Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance and support agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate to finance our operations and anticipated capital expenditures for the foreseeable future. Dividend payments are not guaranteed and our board of directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock.

Operating cash flow
Net cash provided by operating activities of $51.8 million in 2005 increased by $8.3 million, or 19.1%, compared with $43.5 million in 2004. Net cash provided by operating activities during 2004 increased $6.9 million, or 18.9%, compared to $36.6 million in 2003. During these years, our cash flows from operations were derived primarily from (i) our earnings from on-going operations prior to non-cash expenses such as stock-based compensation, depreciation and amortization, and adjustments to our provision for sales returns and allowances, (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income taxes, (iii) changes in our working capital, which are primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing cash inflows of $1.5 million, $3.1 million and $1.7 million in 2005, 2004 and 2003, respectively), and (iv) changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets (collectively representing cash outflows of $4.8 million and cash inflows of $6.3 million and $1.7 million in 2005, 2004 and 2003, respectively) due to timing of payments.

Investing cash flow
Net cash used in 2005 investing activities was $5.2 million compared to $3.2 million of net cash used in investing activities during 2004 and $3.7 million in 2003. These amounts primarily represent the purchase of property and equipment of $4.2 million, $3.0 million and $2.7 million in 2005, 2004 and 2003, respectively. Also in 2005, we purchased the net assets of (i) a company with customers in the patron management market in the UK and (ii) a document management and image retrieval company, also in the UK; in the aggregate these transactions utilized $1.0 million. Additionally, in 2004 and 2003 there were contingent payments related to the 2002 acquisition of AppealMaster in the U.K. of $0.2 million and $0.4 million, respectively, and expenditures in 2003 associated with our attempts to develop a subscription-based patron management business.

Financing cash flow
Net cash used in financing activities during 2005 was $65.8 million, of which $60.9 million was for purchase of our stock pursuant to our stock repurchase program implemented in 2005 and $8.5 million was for dividend payments to our stockholders, offset by $3.6 million in proceeds received from the exercise of stock options.
Net cash used in financing activities for 2004 was $4.6 million which was comprised of the final $5.0 million debt principal payments and $0.1 million of capital lease principal payments, offset by $0.7 million in proceeds from the exercise of stock options. Additionally, we entered into a new credit agreement during September 2004 and paid $0.2 million in deferred financing fees.
Comparatively, net cash used in financing activities for 2003 was $45.1 million, which primarily consisted of principal payments made on our term loan. In addition, we paid $0.3 million on capital leases relating to furniture and equipment. Partially offsetting these payments were $0.2 million we received as proceeds from exercise of stock options.

Commitments and contingencies
As of December 31, 2005, we had no outstanding debt.
At December 31, 2005. we had future minimum lease commitments of $23.2 million as follows (amounts in thousands):

	Payments Due by Period

	2006	2007	2008-2009	2010 and after	Totals

Operating leases	$4,893	$4,927	$10,183	$3,155	$23,158
These commitments have not been reduced by the future minimum lease commitments under various sublease agreements that extend through 2008.
In addition, we have a commitment of $200,000 payable annually through 2009 for certain naming rights with an entity which until our initial public offering on July 22, 2004 was owned by a minority stockholder. We incurred expense of $200,000 under this agreement in 2005.
We utilize third party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitment under these arrangements is approximately $0.6 million through 2008. We incurred expense under these arrangements of $670,000, $607,000 and $546,000 in each of the three years ended December 31, 2005, 2004 and 2003, respectively.

Off-Balance Sheet Arrangements
As of December 31, 2005, we have no off-balance sheet arrangements.
Foreign currency exchange rates
Approximately 13.5% of our total net revenue for the year ended 2005 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.1 million at December 31, 2005.
The vast majority of our contracts are entered into by our North American or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars and contracts entered into by our U.K. subsidiary are generally denominated in pounds sterling. In recent years, the U.S. dollar has weakened against many non-U.S. currencies, including the British pound. During this period, our revenues generated in the United Kingdom have increased. Though we do not believe our increased exposure to currency exchange rates have had a material impact on our results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.
New accounting pronouncements
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This statement was subsequently amended under the provisions of FIN No. 46-R, which is effective for public entities no later than the end of the first reporting period ending after March 15, 2004. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The adoption FIN No. 46 has not had a material effect on our financial statements.
In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) Statement No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), which requires all share-based payments to employees to be recognized in the financial statements based on their fair values. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Effective January 1, 2006, we adopted the provision of SFAS No. 123(R) using the modified prospective method. Under this method, compensation expense is recorded for all unvested options over the related vesting period beginning in the quarter of adoption. We previously applied the intrinsic value based method prescribed by APB No. 25 in accounting for employee stock-based compensation. Upon adoption of SFAS No. 123(R), we will recognize stock-based compensation costs ratably over the service period. This statement also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. The effect of the adoption of SFAS No. 123(R) is estimated to result in a compensation charge for fiscal year 2006 of approximately $6.0 million relating to unvested options at December 31, 2005. In addition, we estimate a compensation charge in 2006 of approximately $2.0 million related to unvested restricted stock at December 31, 2005.
In June 2005, the FASB issued SFAS Statement No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material effect on our financial statements.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment,” providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in Management’s

Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. We will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R).
The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. While we expect to be able to qualify for the new tax deduction in future years, due to a projected tax loss we will not qualify for the deduction in 2005. We have not completed the process of evaluating the impact in future years of adopting FAS 109-1 and are therefore unable to disclose the effect that adopting FSP 109-1 will have on our financial statements.
The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We did not make any repatriations of foreign earnings that qualified for this special tax treatment and the adoption of FSP 109-2 will have no effect on our financial statements.
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Due to the nature of our short-term investments and our lack of material debt, we have concluded that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Item 8.	Financial Statements and Supplementary Data
The information required by this Item is set forth in the Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure during the period covered.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Our independent registered public accounting firm, which has audited the financial statements included in Part IV, Item 15 of this report, has also audited management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, as stated in their report, which is included on page F-2 herein.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Information required by this Item concerning our directors is incorporated by reference from the section captioned “Election of Directors” contained in our proxy statement related to the 2006 Annual Meeting of Stockholders scheduled to be held on June 14, 2006, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
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
(b) Exhibits

		Filed In

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

2.1	Agreement and Plan of Merger and Reincorporation dated April 6, 2004.	S-1	04/06/04	2.1
3.1	Certificate of Incorporation of Blackbaud, Inc.	S-1	04/06/04	3.1
3.2	By-laws of Blackbaud, Inc.	S-1	04/06/04	3.2
10.1	Investor Rights Agreement dated as of October 13, 1999 among Blackbaud, Inc. and certain of its stockholders.	S-1	02/20/04	10.1
10.2	Employment and Noncompetition Agreement dated as of March 1, 2000 between Blackbaud, Inc. and Robert J. Sywolski.	S-1	02/20/04	10.2
10.3	Option Agreement dated as of March 8, 2000 between Blackbaud, Inc, and Robert J. Sywolski.	S-1	02/20/04	10.3
10.4	Lease Agreement dated October 13, 1999 between Blackbaud, Inc., and Duck Pond Creek, LLC.	S-1	02/20/04	10.4
10.5	Trademark License and Promotional Agreement dated as of October 13, 1999 between Blackbaud, Inc. and Charleston Battery, Inc.	S-1	02/20/04	10.5
10.6	Blackbaud, Inc. 1999 Stock Option Plan, as amended.	S-1	04/06/04	10.6
10.7	Blackbaud, Inc. 2000 Stock Option Plan, as amended.	S-1	04/06/04	10.7
10.8	Blackbaud, Inc. 2001 Stock Option Plan, as amended.	S-1	04/06/04	10.8
10.9	Form of Software License Agreement.	S-1	02/20/04	10.9
10.10	Form of Professional Services Agreement.	S-1	02/20/04	10.10
10.11	Form of NetSolutions Services Agreement.	S-1	02/20/04	10.11
10.12	Standard Terms and Conditions for Software Maintenance and Support.	S-1	02/20/04	10.12
10.13	Credit Agreement dated as of October 13, 1999 among Blackbaud, Inc., Bankers Trust Company, Fleet National Bank, First Union Securities, Inc. and the lenders party thereto.	S-1	04/06/04	10.13

		Filed In

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.14	First Amendment to Credit Agreement dated as of December 6, 1999 among Blackbaud, Inc., Bankers Trust Company, Fleet Boston Corporation, First Union Securities, Inc., and the lenders party thereto.	S-1	04/06/04	10.14
10.15	Second Agreement to Credit Agreement dated as of December 19, 2000 among Blackbaud, Inc., Bankers Trust Company, Fleet Boston Corporation, First Union Securities, Inc., and the lenders party thereto.	S-1	02/20/04	10.15
10.16	Third Amendment to Credit Agreement dated as of May 16, 2001 among Blackbaud, Inc., Blackbaud, LLC, Bankers Trust Company, Fleet Boston Corporation, First Union Securities, Inc., and the lenders party thereto.	S-1	02/20/04	10.16
10.17	Letter Agreement dated March 23, 2004 between the Company and certain of its stockholders relating to registration rights held by those stockholders.	S-1	04/06/04	10.17
10.18	Employment and Noncompetition Agreement dated as of April 1, 2004 between Blackbaud, Inc. and Robert J. Sywolski.	S-1	06/16/04	10.18
10.19*	Software Transition Agreement dated as of January 30, 2004 between Blackbaud, Inc. and United Way of America.	S-1	04/06/04	10.19
10.20	Blackbaud, Inc. 2004 Stock Plan.	S-1	04/06/04	10.20
10.21	Commitment Letter for Arrangement of Senior Credit Facility dated June 1, 2004 from Wachovia Bank, N.A.	S-1	06/16/04	10.21
10.22	Credit Agreement dated September 30, 2004 by and among Blackbaud, Inc., as borrower, the lenders referred to therein and Wachovia Bank, National Association.	8-K	10/05/04	10.22
10.23	Guaranty Agreement dated September 30, 2004 by and among Blackbaud, LLC, as guarantor, in favor of Wachovia Bank, National Association.	8-K	10/05/04	10.23
10.24	Form of Notice of Stock Option Grant and Stock Option Agreement under the Blackbaud, Inc. 2004 Stock Plan.	10-Q	11/12/04	10.24
10.25	Employment and Noncompetition Agreement between Blackbaud, Inc. and Marc Chardon, effective November 28, 2005.	8-K	11/07/05	10.25
21.1	Subsidiaries of Blackbaud, Inc.	S-1	07/19/04	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

Filed In

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2					X

*	The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

/s/ Marc E. Chardon

Marc E. Chardon
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/s/ Marc E. Chardon Marc E. Chardon	President, Chief Executive Officer (Principal Executive Officer) and Director	Date: March 13, 2006

/s/ Timothy V. Williams Timothy V. Williams	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 13, 2006

/s/ Paul V. Barber Paul V. Barber	Director	Date: March 13, 2006

/s/ Marco W. Hellman Marco W. Hellman	Director	Date: March 13, 2006

/s/ Dr. Sandra R. Hernández Dr. Sandra R. Hernández	Director	Date: March 13, 2006

/s/ Andrew M. Leitch Andrew M. Leitch	Director	Date: March 13, 2006

/s/ David R. Tunnell David R. Tunnell	Director	Date: March 13, 2006

BLACKBAUD, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Blackbaud, Inc.
We have completed an integrated audit of Blackbaud, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Blackbaud, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 13, 2006

Blackbaud, Inc.
Consolidated balance sheets

	December 31,

(in thousands, except share and per share amounts)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$22,683	$42,144
Accounts receivable, net of allowance of $1,100 and $1,420, respectively	25,577	19,580
Prepaid expenses and other current assets	8,741	1,806
Deferred tax asset, current portion	7,600	542

Total current assets	64,601	64,072
Property and equipment, net	8,700	7,199
Deferred tax asset	71,487	87,522
Goodwill	2,208	1,673
Intangible assets, net	396	—
Other assets	106	342

Total assets	$147,498	$160,808

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$4,683	$2,653
Current portion of capital lease obligations	—	44
Accrued expenses and other current liabilities	15,806	16,019
Deferred revenue	59,459	51,593

Total current liabilities	79,948	70,309
Long-term deferred revenue	1,279	710

Total liabilities	81,227	71,019

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value; 180,000,000 shares authorized, 47,529,836 and 42,549,056 shares issued at December 31, 2005 and 2004, respectively	48	43
Additional paid-in capital	73,583	55,292
Deferred compensation	(6,497)	(1,064)
Treasury stock, at cost; 4,267,313 shares at December 31, 2005	(60,902)	—
Accumulated other comprehensive income	92	355
Retained earnings	59,947	35,163

Total stockholders’ equity	66,271	89,789

Total liabilities and stockholders’ equity	$147,498	$160,808

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of operations

	Years ended December 31,

(in thousands, except share and per share amounts)	2005	2004	2003

Revenue
License fees	$29,978	$25,387	$21,339
Services	52,606	42,793	34,263
Maintenance and subscriptions	78,475	66,941	58,803
Other revenue	5,237	4,316	4,352

Total revenue	166,296	139,437	118,757

Cost of revenue
Cost of license fees	4,380	3,545	2,819
Cost of services (of which $269, $(540) and $3,342 in the years ended December 31, 2005, 2004 and 2003, respectively, was stock-based compensation expense (benefit))	28,409	22,807	21,006
Cost of maintenance and subscriptions (of which $33, $(91) and $505 in the years ended December 31, 2005, 2004 and 2003, respectively, was stock-based compensation expense (benefit))	12,398	10,862	11,837
Cost of other revenue	4,943	3,986	3,712

Total cost of revenue	50,130	41,200	39,374

Gross profit	116,166	98,237	79,383

Sales and marketing	33,273	26,775	21,883
Research and development	20,999	17,875	15,516
General and administrative	16,139	12,933	11,749
Amortization	18	32	848
Costs of initial public offering	—	2,455	—
Stock-based compensation expense	13	19,010	23,691

Total operating expenses	70,442	79,080	73,687

Income from operations	45,724	19,157	5,696
Interest income	964	331	97
Interest expense	(49)	(272)	(2,559)
Other income, net	6	356	235

Income before provision for income taxes	46,645	19,572	3,469
Income tax provision	13,344	6,931	3,947

Net income (loss)	$33,301	$12,641	$(478)

Earnings (loss) per share
Basic	$0.78	$0.30	$(0.01)
Diluted	$0.72	$0.27	$(0.01)
Common shares and equivalents outstanding
Basic weighted average shares	42,559,342	42,496,280	42,395,594
Diluted weighted average shares	46,210,099	46,540,790	42,395,594
Dividends per share	$0.20	$0.00	$0.00
Summary of stock-based compensation expense (benefit)
Cost of services	$269	$(540)	$3,342
Cost of maintenance and subscriptions	33	(91)	505

Total included in cost of revenue	302	(631)	3,847

Sales and marketing	217	(112)	1,817
Research and development	139	(457)	2,341
General and administrative	(343)	19,579	19,533

Total included in operating expenses	13	19,010	23,691

Total stock-based compensation expense (benefit)	$315	$18,379	$27,538

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows

	Years ended December 31,

(in thousands)	2005	2004	2003

Cash flows from operating activities
Net income (loss)	$33,301	$12,641	$(478)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,684	2,521	3,629
Provision for doubtful accounts and sales returns	822	1,328	1,176
Stock-based compensation	624	16,600	25,845
Amortization of deferred financing fees	48	184	858
Deferred taxes	9,014	701	2,178
Tax benefit on exercise of stock options	8,611	179	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(6,830)	(5,089)	(2,737)
Prepaid expenses and other assets	(6,773)	785	(1,424)
Trade accounts payable	2,045	54	470
Accrued expenses and other current liabilities	(57)	5,462	2,662
Deferred revenue	8,357	8,183	4,407

Total adjustments	18,545	30,908	37,064

Net cash provided by operating activities	51,846	43,549	36,586

Cash flows from investing activities
Purchase of property and equipment	(4,160)	(3,039)	(2,666)
Purchase of net assets of acquired companies, excluding cash	(1,013)	(166)	(1,082)

Net cash used in investing activities	(5,173)	(3,205)	(3,748)

Cash flows from financing activities
Repayments on long-term debt and capital lease obligations	(44)	(5,142)	(45,295)
Proceeds from exercise of stock options	3,627	674	232
Purchase of treasury stock	(60,902)	—	—
Dividend payments to stockholders	(8,517)	—	—
Payment of deferred financing fees	—	(162)	—

Net cash used in financing activities	(65,836)	(4,630)	(45,063)

Effect of exchange rate on cash and cash equivalents	(298)	(278)	230

Net (decrease) increase in cash and cash equivalents	(19,461)	35,436	(11,995)
Cash and cash equivalents, beginning of year	42,144	6,708	18,703

Cash and cash equivalents, end of year	$22,683	$42,144	$6,708

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$1	$45	$1,285
Taxes	3,885	4,009	1,612
Noncash activities
Change in fair value of derivative instruments	$0	$0	$389

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity and comprehensive income

						Accumulated
		Common stock		Additional		other			Total
Year ended December 31,	Comprehensive			paid-in	Treasury	comprehensive	Deferred	Retained	stockholders’
(in thousands, except share amounts)	income	Shares	Amount	capital	stock	(loss) income	compensation	earnings	equity

Balance, December 31, 2002		42,360,410	$10,740	$—	$—	$(233)	$—	$23,000	$33,507
Exercise of stock options	$—	48,462	232	—	—	—	—		232
Derivative instruments	389	—	—	—	—	389	—	—	389
Translation adjustment, net of tax	362	—	—	—	—	362	—	—	362
Deferred compensation related to options issued to employees	—	—	30,756	—	—	—	(32,448)	—	(1,692)
Reversal of deferred compensation related to option cancellations	—	—	(115)	—	—	—	115	—	—
Amortization of deferred compensation	—	—	—	—	—	—	27,538	—	27,538
Net loss	(478)	—	—	—	—	—	—	(478)	(478)

Comprehensive income	$273

Balance, December 31, 2003		42,408,872	41,613	—	—	518	(4,795)	22,522	59,858
Exercise of stock options	$—	140,184	480	194	—	—	—	—	674
Translation adjustment, net of tax	(163)	—	—	—	—	(163)	—	—	(163)
Deferred compensation related to options issued to employees	—	—	82	12,903	—	—	(14,764)	—	(1,779)
Reversal of deferred compensation related to option cancellations	—	—	(82)	(34)	—	—	116	—	—
Amortization of deferred compensation	—	—	—	—	—	—	18,379	—	18,379
Tax impact of exercise of nonqualified stock options	—	—	—	179	—	—	—	—	179
Reclassification of common stock to additional paid in capital resulting from establishment of par value	—	—	(42,050)	42,050	—	—	—	—	—
Net income	12,641	—	—	—	—	—	—	12,641	12,641

Comprehensive income	$12,478

Balance, December 31, 2004		42,549,056	43	55,292	—	355	(1,064)	35,163	89,789
Exercise of stock options	$—	4,493,047	5	3,645	—	—	—	—	3,650
Purchase of treasury shares	—	—	—	—	(60,902)	—	—	—	(60,902)
Payment of dividends	—	—	—	—	—	—	—	(8,517)	(8,517)
Translation adjustment, net of tax	(263)	—	—	—	—	(263)	—	—	(263)
Deferred compensation related to options issued to employees	—	—	—	(509)	—	—	818	—	309
Reversal of deferred compensation related to option cancellations	—	—	—	(55)	—	—	55	—	—
Amortization of deferred compensation	—	—	—	—	—	—	315	—	315
Tax impact of exercise of nonqualified stock options	—	—	—	8,589	—	—	—	—	8,589
Restricted stock grants	—	487,733	—	6,621	—	—	(6,621)	—	—
Net income	33,301	—	—	—	—	—	—	33,301	33,301

Comprehensive income	$33,038

Balance, December 31, 2005		47,529,836	$48	$73,583	$(60,902)	$92	$(6,497)	$59,947	$66,271

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements

1.	Organization and summary of significant accounting policies
Organization
Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. At the end of 2005, the Company had over 13,300 active customers distributed across multiple verticals within the nonprofit market including religion; education; foundations; health and human services; arts and cultural; public and societal benefits; environment and animal welfare; and international and foreign affairs.
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
The Company accounted for the above transactions as a recapitalization (the “Recapitalization”). Under this accounting treatment, the stock repurchased by the Company was accounted for as a treasury stock transaction and the carrying values of the assets and liabilities did not change for financial reporting purposes. For income tax purposes, Pobeda and the management stockholders elected to treat the transaction under Section 338(h)(10) of the Internal Revenue Code; consequently, the tax basis of the assets and liabilities of the Company were restated to their fair values at the date of the transaction. The deferred tax asset resulting from differences in bases of the assets and liabilities between financial and income tax reporting was accounted for as an increase in stockholders’ equity.
Basis of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the allowance for doubtful accounts receivable, lives of tangible and intangible assets, impairment of long-lived assets, realization of the deferred tax asset, stock-based compensation, revenue recognition and provisions for income taxes. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.
Reclassifications
Certain amounts in the prior year consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements have been reclassified to conform to the 2005 presentation.
Revenue recognition
The Company’s revenue is generated primarily by licensing its software products and providing support, training, consulting, technical, hosted software applications and other professional services for those products. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statements of Position (“SOP”) 97-2, “Software Revenue Recognition”, as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”.
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

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
ratably over the twelve-month service period of the contracts, as there is no discernible pattern of usage. Hosting revenues are recognized ratably over the thirty-six month period of the hosting contracts.
The Company’s services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel and lodging related expenses. For small service engagements, less than approximately $10,000, the Company frequently contracts for and bills based on a fixed fee plus reimbursable travel and lodging related expenses. The Company recognizes this revenue upon completion of the work performed. When the Company’s services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the Company’s software and rarely exceed three months in duration. The Company recognizes revenue as these services are performed. When the Company sells hosting separately from consulting, installation and implementation services, the Company recognizes that revenue ratably over the service period.
The Company sells training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. During the second quarter of 2005, the Company introduced the Blackbaud Training Pass, which permits customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions. This revenue is recognized ratably over the contract period that is typically one year. The Company recognizes revenue from donor prospect research and data modeling service engagements upon delivery.
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
Construction-in-progress represents purchases of computer software and hardware associated with new internal system implementation projects, which had not been placed in service at the respective balance sheet dates. These assets are transferred to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-process for the years ended December 31, 2005 and 2004.
Computer software costs represent software purchased from external sources for use in the Company’s internal operations. These amounts have been accounted for in accordance with SOP 98-1, “Accounting For The Cost of Computer Software Developed or Obtained for Internal Use”.
Goodwill and intangible assets
In 2002, SFAS Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), became effective. Under this new standard, the Financial Accounting Standards Board (“FASB”) eliminated

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
amortization of goodwill. In accordance with SFAS No. 142, goodwill is no longer amortized, but instead is tested for impairment at least annually in the fourth quarter of each year using a discounted cash flow valuation methodology. No impairment of goodwill resulted in 2005, 2004 and 2003. Other intangible assets with finite lives continue to be amortized over their useful lives of three years in accordance with the adoption of SFAS No. 142.
Identifiable intangible assets, namely technology and customer lists, that arose in connection with acquisitions, have been amortized over their estimated useful lives ranging from three to twelve years.
Fair value of financial instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long term debt at December 31, 2005 and 2004. The Company believes that the carrying amounts of these financial instruments, with the exception of long term debt, approximate their fair values due to the immediate or short term maturity of these financial instruments at December 31, 2005 and 2004. Since the variable interest on the Company’s long term debt is set for a maximum of 30 days, the Company believes that the carrying value of long term debt approximated its fair value during the periods it was outstanding. The Company paid off its term loan in the first calendar quarter of 2004 and there is no debt outstanding at December 31, 2005 or 2004.
Deferred financing fees
Deferred financing fees represent the direct costs of entering into the Company’s credit agreement in October 1999 and its revolving credit facility in September 2004. These costs are amortized as interest expense using the effective interest method. The principal balance of the term loan was paid off in the first calendar quarter of 2004, accordingly the remaining deferred financing fees related to the term loan, were fully recognized as expense. The deferred financing fees related to the revolving credit facility will be amortized over the term of the credit facility. Accordingly, the Company amortized as interest expense deferred financing fees related to the September 2004 revolving credit facility of $48,000 in 2005 and $28,000 in 2004.
Deferred compensation and stock-based compensation plans
The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under this pronouncement there is generally no compensation expense recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. However, certain of the Company’s option grants contain terms and conditions that require them to be accounted for as variable awards under the provisions of APB No. 25. The provision requires the Company to account for these variable awards and record deferred compensation for the difference between the exercise price and the fair market value of the stock at each reporting date. Deferred compensation is amortized using the accelerated method over the vesting period of the related stock option in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — an interpretation of APB Opinions No. 15 and 25.”
In connection to the Company’s restricted stock program (see note 13) the Company records deferred compensation for the fair market value of the stock grant on the date of grant and amortizes compensation expense using the straight-line method over the vesting period which is typically four years.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The Company recognized $315,000, $18,379,000 and $27,538,000 of stock-based compensation expense related to amortization of deferred compensation during the years ended December 31, 2005, 2004 and 2003, respectively.
The components of stock-based compensation expense (benefit) for the year ended December 31, 2005 are presented below:

(in thousands)	2005

Charge (credit) to adjust deferred compensation associated with fully vested options of former CEO to period end closing stock price	$(4,363)
Charge to adjust deferred compensation associated with option exercises of former CEO to stock price on date of transaction	3,545
Amortization of deferred compensation associated with formerly variable options which became fixed upon the Company’s IPO	765
Amortization of deferred compensation associated with restricted stock grants	368

Total	$315

The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-based Compensation Transition and Disclosure”, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.
Had compensation cost been determined under the market value method using Black-Scholes valuation principles, net income (loss) would have been adjusted to the following pro forma amounts:

	Years ended December 31,

(in thousands, except share amounts)	2005	2004	2003

Net income (loss), as reported	$33,301	$12,641	$(478)
Total stock-based compensation expense, net of related tax effects included in the determination of net income (loss) as reported	(330)	13,487	19,855
Total stock-based compensation expense, net of related tax effects that should have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(2,205)	(14,176)	(13,525)

Pro forma net income	$30,766	$11,952	$5,852

Earnings (loss) per share:
Basic, as reported	$0.78	$0.30	$(0.01)
Basic, pro forma	$0.72	$0.28	$0.14
Diluted, as reported	$0.72	$0.27	$(0.01)
Diluted, pro forma	$0.67	$0.26	$0.13

The pro forma amount reflects all options granted. Pro forma compensation cost may not be representative of that expected in future years.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

	Years ended December 31,

	2005	2004	2003

Volatility	80.96%	77.47%	0.00%
Dividend yield	1.20%	0.00%	0.00%
Risk-free interest rate	4.32%	3.83%	3.68%
Expected option life in years	5.54	7.49	7.47

In connection with the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) the Company will begin expensing stock options in 2006 based on their fair values.
Income taxes
Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. In addition, the Company was not subject to income tax in many of the states in which it operated as a result of its S corporation status. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with the Recapitalization, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon the conversion and in connection with the Recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset as a result of the Recapitalization. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The income tax expense has been computed by applying the Company’s statutory tax rate to pretax income, adjusted for permanent tax differences. The Company has not recorded a valuation allowance against this deferred tax asset as of December 31, 2005 and 2004, as the Company believes it will be able to utilize this entire deferred tax asset. The ability to utilize the deferred tax asset is dependent upon the Company’s ability to generate taxable income.
Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company records its tax provision at the anticipated tax rates based on estimates of annual pretax income. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. The Company’s deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. Federal income tax rate of 34.8%. This U.S. Federal income tax rate is based on the Company’s expectation that the Company’s deductible and taxable temporary differences will reverse over a period of years during which, except for 2005 and 2006 due to anticipated stock option exercises, the Company will have annual taxable income exceeding $10,000,000 per year. If the Company’s results of operations worsen in the future, such that the Company’s annual taxable income will be expected to fall below $10,000,000, the Company will adjust its deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. Federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
The Company’s deferred tax asset at December 31, 2004 also included state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that expire between 2009 and 2019. The Company established a full valuation allowance against these credits when the asset was recorded because, based on

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
information available at that time, it was not deemed probable that these credits would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of all related state net operating losses, the Company released $2.3 million of the valuation allowance related to these state income tax credits which resulted in a credit to its income tax expense for 2005. Additionally, certain other state tax credits whose use was previously restricted to reducing state franchise taxes became available to offset state income tax as a result of a clarification in enacted tax law during 2005. Accordingly, a deferred tax asset was established during 2005 of $2.2 million, net of federal taxes at 34.8%, related to the associated future reduction of state income taxes. In connection with the establishment of this additional deferred tax asset, a valuation allowance was established for $1.3 million of the $2.2 million representing the portion of the credits not deemed more likely than not to be utilized. Accordingly, these additional state tax credits resulted in a net credit of $0.9 million to the income tax expense for 2005. The Company will continue to evaluate the realizability of the remaining state tax credits and any further adjustment to the valuation allowance will be made in the period the Company determines it is more likely than not any of the remaining credits will be utilized.
Foreign currency translation
The Company’s financial statements are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. For all operations outside the United States, net assets are translated at the current rates of exchange. Income and expense items are translated at the average exchange rate for the year and balance sheet accounts are translated at the period ending rate. The resulting translation adjustments are recorded in accumulated other comprehensive income.
Research and development
Research and development costs are expensed as incurred. They include salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products.
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

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
Below is a summary of the changes in the Company’s allowance for doubtful accounts.

	Balance at			Balance at
	Beginning			End of
Years Ended December 31,	of Period	Provision	Write-off	Period

	(in thousands)
2005	$511	$219	$(388)	$342
2004	352	692	(533)	511
2003	643	664	(955)	352
Below is a summary of the changes in the Company’s allowance for sales returns.

	Balance at			Balance at
	Beginning			End of
Years Ended December 31,	of Period	Provision	Write-off	Period

	(in thousands)
2005	$909	$603	$(754)	$758
2004	870	636	(597)	909
2003	566	512	(208)	870
Sales commissions
Prior to July 1, 2004, the Company paid sales commissions at the time sales contracts with customers were signed. To the extent that these commissions related to revenue not yet recognized, these amounts were recorded as deferred sales commission costs. Subsequently, the commissions are recognized as expense in the same pattern as the revenue is recognized in accordance with SAB 104. Effective July 1, 2004 the Company changed its commission policy such that commissions are generally paid based on recognized revenue.
Below is a summary of the changes in the Company’s deferred sales commission costs.

	Balance at			Balance at
	Beginning			End of
Years Ended December 31,	of Period	Additions	Expense	Period

	(in thousands)
2005	$344	—	$(344)	—
2004	804	440	(900)	344
2003	478	1,908	(1,582)	804
Advertising costs
Advertising costs are expensed as incurred and were $212,000, $230,000 and $376,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Derivatives
The Company used a derivative financial instrument to manage its exposure to fluctuations in interest rates on its credit agreement by entering into an interest rate exchange agreement, a swap. The swap matured on December 29, 2003, and the credit agreement was paid off in the first calendar quarter of 2004.
On January 1, 2001, the Company adopted SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133”, SFAS Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
No. 133” and SFAS Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments and require recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value. Changes in the fair value of highly effective derivatives are recorded in accumulated other comprehensive income. The Company’s swap agreement was designated and was effective as a cash flow hedge. See note 9.
Impairment of long-lived assets
The Company evaluates the recoverability of its property and equipment and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company reviews long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using discounted cash flows. The discount rate utilized would be based on the Company’s best estimate of the related risks and return at the time the impairment assessment is made.
Shipping and handling
Shipping and handling costs are expensed as incurred and included in cost of license fees. The reimbursement of these costs by the Company’s customers is included in license fees.
Earnings (loss) per share
The Company computes earnings per common share in accordance with SFAS Statement No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflects the assumed conversion of all dilutive securities, using the treasury stock method. Potential common shares consist of shares issuable upon the exercise of stock options and shares of non-vested restricted stock.
Diluted earnings per share for the years ended December 31, 2005 and 2004 include the effect of 3,650,757 and 4,044,510 potential common shares as they are dilutive. Diluted earnings per share for the years ended December 31, 2005 and 2004 do not include the effect of 74,521 and 37,893 potential common share equivalents, respectively, as they are anti-dilutive. Diluted net loss per share for the year ended December 31, 2003 does not include the effect of 2,858,850 potential common shares, as their impact would be anti-dilutive.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The following table sets forth the computation of basic and fully diluted earnings per share:

	Years ended December 31,

(in thousands, except share amounts)	2005	2004	2003

Numerator:
Net income (loss), as reported	$33,301	$12,641	$(478)
Denominator:
Weighted average common shares	42,559,342	42,496,280	42,395,594
Add effect of dilutive securities:
Employee stock options and restricted stock	3,650,757	4,044,510	—

Weighted average common shares assuming dilution	46,210,099	46,540,790	42,395,594

Earnings (loss) per share:
Basic	$0.78	$0.30	$(0.01)
Diluted	$0.72	$0.27	$(0.01)

New accounting pronouncements
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This statement was subsequently amended under the provisions of FIN No. 46-R, which is effective for public entities no later than the end of the first reporting period ending after March 15, 2004. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The adoption FIN No. 46 has not had a material effect on the Company’s financial statements.
In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), which requires all share-based payments to employees to be recognized in the financial statements based on their fair values. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Effective January 1, 2006, the Company adopted the provision of SFAS No. 123(R) using the modified prospective method. Under this method, compensation expense is recorded for all unvested options over the related vesting period beginning in the quarter of adoption. The Company previously applied the intrinsic value based method prescribed by APB No. 25 in accounting for employee stock-based compensation. Upon adoption of SFAS No. 123(R), the Company will recognize stock-based compensation costs ratably over the service period. This statement also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. The impact of the adoption of SFAS No. 123(R) is estimated to result in a compensation charge for fiscal year 2006 of approximately $6.0 million for unvested options outstanding on December 31, 2005. In addition, the Company estimates a compensation charge in 2006 of approximately $2.0 million related to unvested restricted stock at December 31, 2005.
In June 2005, the FASB issued SFAS Statement No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on the Company’s financial statements.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment,” providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R).
The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (“SFAS No. 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. While the Company expects to be able to qualify for the new tax deduction in future years, due to a projected tax loss it will not qualify for the deduction in 2005. The Company has not completed the process of evaluating the impact in future years of adopting FSP 109-1 and is therefore unable to disclose the effect that adopting FSP 109-1 will have on its financial statements.
The FASB also issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company did not make any repatriations of foreign earnings that qualified for this special tax treatment and adoption of FSP 109-2 will have no effect on the Company’s financial statements.

2.	Acquisitions
In April 2005, Blackbaud acquired the net assets of a software distribution company based in the United Kingdom for $438,000. The transaction was accounted for in accordance with SFAS Statement No. 141, “Business Combinations” (“SFAS No. 141”). The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess consideration above the fair value of the net assets acquired of $358,000 was recorded as goodwill in April 2005. Additionally, an identifiable intangible asset of $235,000 consisting of existing customer relationships, was recorded and will be amortized over its estimated useful life of 12 years.
In September 2005, Blackbaud acquired the net assets of a document management and image retrieval company based in the United Kingdom for $470,000. The transaction was accounted for in accordance with SFAS No. 141. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess consideration

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
above the fair value of the net assets acquired of $261,000 was recorded as goodwill in September 2005. Additionally, an identifiable intangible asset of $195,000 consisting of existing customer relationships was recorded and will be amortized over its estimated useful life of 12 years.
Amortization expense for 2005 was $18,000 and the value of identifiable intangible assets was reduced through the effect of foreign currency translation by $16,000. The aggregate amortization expense for 2006 through 2010 is estimated to be approximately $35,000 per year.

3.	Property and equipment
Property and equipment as of December 31, 2005 and 2004 consisted of the following:

	Estimated	December 31,
	useful life
(in thousands)	(years)	2005	2004

Equipment	3 - 5	$4,886	$5,063
Computer hardware	3 - 5	15,011	12,304
Computer software	3 - 5	5,583	4,658
Construction in progress	—	22	11
Furniture and fixtures	7	3,641	3,546
Leasehold improvements	term of lease	347	260

		29,490	25,842
Less: accumulated depreciation		(20,790)	(18,643)

Property and equipment, net of depreciation		$8,700	$7,199

Depreciation expense was $2,652,000, $2,489,000 and $2,781,000 for December 31, 2005, 2004 and 2003, respectively.

4.	Goodwill
The change in goodwill during the three years ended December 31, 2005 consisted of the following:

(in thousands)

Balance at December 31, 2003	$1,386
Payment of contingent consideration	166
Effect of foreign currency translation	121

Balance at December 31, 2004	$1,673
Payment of contingent consideration	106
Addition related to acquisitions	619
Effect of foreign currency translation	(190)

Balance at December 31, 2005	$2,208

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

5.	Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2005 and 2004:

	December 31,

(in thousands)	2005	2004

Deferred sales commission costs	$—	$344
Prepaid rent	469	106
Prepaid insurance	382	358
Prepaid data costs	61	65
Prepaid real estate commissions	55	79
Prepaid software maintenance and royalties	639	527
Taxes, prepaid and receivable	6,734	—
Other	401	327

	$8,741	$1,806

6.	Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2005 and 2004:

	December 31,

(in thousands)	2005	2004

Accrued bonuses	$4,801	$4,090
Accrued cash components of stock-based compensation	6	3,472
Accrued commissions and salaries	1,578	1,032
Customer credit balances	824	675
Taxes payable	3,699	4,220
Accrued accounting and legal costs	1,523	491
Accrued health care costs	839	508
Other	2,536	1,531

	$15,806	$16,019

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

7.	Deferred revenue
Deferred revenue consisted of the following as of December 31, 2005 and 2004:

	December 31,

(in thousands)	2005	2004

Maintenance and subscriptions	$48,046	$42,298
Services	12,674	9,902
License fees and other	18	103

	60,738	52,303
Less: Long-term portion of deferred revenue	(1,279)	(710)

Current portion of deferred revenue	$59,459	$51,593

8.	Long-term debt
On October 13, 1999, the Company entered into a $130,000,000 credit agreement with a group of banks. The credit agreement provided for an aggregate availability of $130,000,000, including an $115,000,000 term loan and a $15,000,000 revolving credit facility. Both facilities were scheduled to mature on September 30, 2005. The loans carried interest at the prime rate or Eurodollar rate plus an applicable margin, as defined in the agreement, and were collateralized by all the property of the Company. The Company had no amounts outstanding on the revolving credit facility at December 31, 2004. The principal balance of the Company’s term loan was paid off during the first calendar quarter of 2004; accordingly, as of December 31, 2005 and 2004, the Company had no remaining balance on the term loan. The credit agreement was terminated by the Company in July 2004.
Revolving credit facility
On September 30, 2004, the Company closed a new revolving credit facility, which replaced its prior $15,000,000 revolving credit facility that was terminated in July 2004. Amounts borrowed under the new $30,000,000 revolving credit facility bear interest, at the Company’s option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on the Company’s consolidated leverage ratio. Amounts outstanding under the new facility are guaranteed by the Company’s operating subsidiaries and the facility is subject to certain covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. Additionally, the credit facility restricts the Company’s ability to declare and pay dividends and repurchase the Company’s common stock. When there are no outstanding amounts under the credit facility, the Company may pay dividends to its stockholders and/or repurchase the Company’s common stock in an aggregate amount of up to 100% of the Company’s cash on hand as of the most recent fiscal quarter end. When there are outstanding amounts under the credit facility, the Company may pay dividends and/or repurchase common stock in an aggregate amount of up to (1) 35% of cash on hand as of the most recent fiscal quarter end, if the ratio of total indebtedness to EBITDA (as calculated under the credit facility) as of the most recent quarter end is less than 1.00 to 1.00, or (2) 25% of cash on hand as of the most recent fiscal quarter end, if such ratio is equal to or greater than 1.00 to 1.00. Additionally, in order to pay dividends and/or repurchase the Company’s common stock, the Company must be in compliance with the credit facility, including each of the financial covenants, and the Company must have cash on hand of at least $3,000,000, each after giving effect to the payment of dividends and/or the repurchase of the Company’s common stock.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
There were no principal or interest amounts outstanding under the facility as of December 31, 2005. The termination date of the facility is September 30, 2007.
Deferred financing costs
Amortization expense for deferred financing costs was $48,000, $184,000, and $858,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Of the 2003 amount $345,000 represented charges associated with earlier than required principal repayment. As of December 31, 2005, the deferred financing fees associated with the term loan and credit agreement were fully amortized to interest expense.

9.	Derivative financial instruments
The Company’s only derivative instrument, as defined under the various technical pronouncement discussed in note 1, was its interest rate swap.
The Company has used interest rate swap agreements in the normal course of business to manage its exposure to interest rate changes. The Company formally documents all relations between its hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. Such agreements are considered hedges of specific borrowings, and differences paid and received under the swap agreements are recognized as adjustments to interest expense. The Company had an interest rate swap agreement that carried a total notional amount of $50,000,000, with the Company paying interest at a fixed rate of 2.738% and receiving a variable amount equal to the one-month Eurodollar rate; the swap matured on December 29, 2003, and the notional amount of the swap decreased over time commensurate with scheduled repayments of the Company’s debt. The Company recorded interest expense in connection with the swap agreement of $423,000 for the year ended December 31, 2003.
The Company had no outstanding interest rate swap agreements, or other derivative instruments outstanding as of December 31, 2005 or 2004.

10.	Commitments and contingencies
The Company currently leases office space and various office equipment under operating leases. Total rental expense was $2,841,000, $3,004,000 and $3,064,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The future minimum lease commitments related to these agreements, as well as the lease agreement discussed below, net of related sublease commitments, are as follows:

Year ending December 31,	Operating
(in thousands)	leases

2006	$4,412
2007	4,452
2008	4,883
2009	5,172
2010 and thereafter	3,155

Total minimum lease payments	$22,074

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
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
The Company has subleased a portion of its headquarters facility under various agreements extending through 2008. Under these agreements, rent expense was reduced by $474,000, $488,000 and $441,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $481,000, $475,000, $128,000, $0, and $0 for the years 2006, 2007, 2008, 2009 and 2010 and thereafter, respectively. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $1,562,000, $1,210,000 and $1,077,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Other commitments
The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights with an entity principally owned by an individual who, prior to the Company’s public offering on July 22, 2004, was a minority stockholder of the Company. The Company incurred expense under this agreement of $200,000 for each of the three years ended December 31, 2005, 2004 and 2003.
The Company utilizes third party relationships in conjunction with its products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum annual purchase commitment under these arrangements is approximately $600,000 through 2008. The Company incurred expense under these arrangements of $670,000, $607,000 and $546,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Legal contingencies
The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s financial position or results of operations.

11.	Income taxes
The following summarizes the components of the income tax expense:

	Years ended December 31,

(in thousands)	2005	2004	2003

Current provision	$(4,196)	$6,230	$1,769
Deferred provision	17,540	701	2,178

Total provision	$13,344	$6,931	$3,947

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Years ended December 31,

	2005	2004	2003

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.6	5.9	10.5
Effect of change in federal income tax rate	0.8	0.8	—
Effect of change in federal income tax rate applied to deferred tax asset	—	(9.0)	—
Effect of variable accounting applied to incentive stock options	(1.8)	(0.7)	73.7
Incremental South Carolina credits, net of federal benefit	(5.5)	—	—
Change in valuation reserve for state tax credits, net of federal benefit	(2.0)	—	—
Nondeductible portion of meals and entertainment	0.3	0.5	3.1
Nondeductible initial public offering costs	0.2	4.4	—
Adjustment of prior year item	(0.5)	—	(7.5)
Other	(0.5)	(0.5)	—

Income tax provision effective rate	28.6%	35.4%	113.8%

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The significant components of the Company’s deferred tax asset were as follows:

	Year ended December 31,

(in thousands)	2005	2004

Deferred tax assets:
Current
Research and other tax credits	$360	$25
Federal and state net operating loss carryforwards	6,191	—
Allowance for doubtful accounts	396	476
Other	1,133	103
Valuation allowance	(291)	(25)

Net current deferred tax assets	7,789	579
Noncurrent deferred tax assets
Intangible assets	65,495	73,728
Research and other tax credits	9,788	3,939
Effect of variable accounting applied to nonqualified stock options	362	15,117
Other	275	—
Valuation allowance	(2,736)	(3,939)

Net noncurrent deferred tax assets	73,184	88,845

Total deferred tax assets	80,973	89,424
Deferred tax liabilities:
Current	(189)	(37)
Noncurrent	(1,697)	(1,323)

Total deferred tax liabilities	(1,886)	(1,360)

Net deferred tax asset	$79,087	$88,064

At December 31, 2005, the Company had net operating loss carry forwards for federal income tax purposes of approximately $15.2 million and state income tax purposes of approximately $31.2 million which were all generated in the current year. These net operating loss carryforwards expire in 2025.
As of December 31 2005, the Company had a federal foreign tax credit of approximately $0.9 million and a federal general business credit carryover of approximately $2.4 million which will expire in 2009 and 2025 respectively. No federal tax credit carryovers existed as of December 31, 2004. As of December 31, 2005 the Company has state tax credits of approximately $10.0 million, $6.5 million net of tax, which will expire between 2009 and 2019, if unused. These state tax credits were fully reserved as of December 31, 2004 and had a valuation reserve of approximately $4.6 million, $3.0 million net of tax, as of December 31, 2005. In fiscal 2005 and 2004 income tax benefits of approximately $8.6 million and $0.2 million respectively, attributable to employee stock option transactions were recorded in stockholders’ equity.
The following table illustrates the change in the Company’s deferred tax asset valuation allowance.

	Years Ended December 31,

	Balance at			Balance at
	Beginning of			End of
(in millions)	Period	Increase	Decrease	Period

2005	4.0	1.9	(2.9)	3.0
2004	4.0	—	—	4.0
2003	4.0	—	—	4.0

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

12.	Stockholders’ equity
Preferred stock
The Company has authorized 20,000,000 shares of preferred stock. No shares were issued and outstanding at December 31, 2005 and 2004. The Company’s Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.
Dividends
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
Stock purchase program
On February 1, 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to buy back up to $35,000,000 of the Company’s outstanding shares of common stock. The shares could be purchased in conjunction with a public offering of Blackbaud stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. The Company repurchased 861,076 shares under this program at an average price per share of $12.34. The Company accounts for purchases of treasury stock under the cost method which resulted in an increase to the treasury stock balance of $10,630,000 as of December 31, 2005. This program was terminated on June 3, 2005.
On July 26, 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to buy back up to $35,000,000 of the Company’s outstanding shares of common stock. The shares could be purchased in conjunction with a public offering of Blackbaud stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. Under the program, during the third and fourth quarters of 2005, the Company purchased 440,720 shares of its common stock at an average price of $15.81 per share. The Company accounts for purchases of treasury stock under the cost method which resulted in an increase to the treasury stock balance of $6,967,000 as of December 31, 2005.
Self-tender offer
On May 31, 2005, the Company’s Board of Directors approved a self-tender offer to purchase up to 2,620,690 shares of its common stock for $14.50 per share. On June 3, 2005, the Company commenced the self tender offer to purchase shares of its common stock which expired on July 1, 2005. On July 5, 2005, the Company’s Board of Directors approved the purchase of an additional 344,827 shares under the self tender offer and on July 13, 2005, the Company completed the purchase of 2,965,517 shares of its common stock for a total of $43.3 million. This amount was recorded as an increase in treasury stock.

13.	Employee profit-sharing and stock-based compensation plans
The Company has a 401(k) profit-sharing plan (the “Plan”) covering substantially all employees. Employees can contribute between 1% and 30% of their salaries in 2005 and 2004 and the Company

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
matches 50% of qualified employees’ contributions up to 6% of their salary. The Plan also provides for additional employer contributions to be made at the Company’s discretion. Total matching contributions to the Plan for the years ended December 31, 2005, 2004 and 2003 were $1,517,000, $1,139,000 and $1,015,000, respectively. There was no discretionary contribution by the Company to the Plan in 2005, 2004 and 2003.
The Company has adopted four stock-based compensation plans: the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 2001 Stock Option Plan (the “2001 Plan”) and the 2004 Stock Plan (the “2004 Plan”) on October 13, 1999, May 2, 2000, July 1, 2001, and March 23, 2004, respectively. The Company’s Board of Directors administers the above plans and the stock based awards are granted at terms determined by them. The total number of authorized stock based awards under these plans is 10,069,269. All stock based awards granted under these plans have a 10-year contractual term.
The option agreements under all of the plans, except the 2004 Plan, provide that all unvested options vest upon a change in control of the Company, as defined.
The Company granted options under the 1999 Plan to purchase shares of common stock at an exercise price of $4.80 per share, of which 576,141 were outstanding at December 31, 2005. The options granted under this plan have two vesting schedules. Options totaling 216,540 vest 37.5% after one and a half years following the grant date and the remaining 62.5% vest ratably over two and a half years at six-month intervals. The 359,601 remaining options vest ratably over four years at six-month intervals.
The Company granted options under the 2000 Plan to purchase shares of common stock at an exercise price of $4.80 per share, of which 419 were outstanding at December 31, 2005. The options vest 25% on the date of grant and the remaining 75% vest in eight equal semi-annual installments beginning on September 30, 2000. In addition to the change in control provision, unvested options also become 50% vested upon consummation of an initial public offering. The option grant under the 2000 Plan also includes a provision whereby the Company will pay a portion of the tax payments of the optionee. The inclusion of this provision requires the Company to account for these options as variable awards under APB 25 and record compensation expense for the difference between the exercise price and the fair market value of the stock at each reporting date. The effect of this accounting is not expected to be material in future periods. The accrued cash component of stock-based compensation in note 6 represents the tax payments that would be due the optionee under the 2000 Stock Option Plan at December 31, 2005 and 2004. The amount has been calculated using the same assumptions used in estimating stock-based compensation expense under the principles of variable accounting.
The Company has granted options under the 2001 Plan to purchase shares of common stock at an exercise price of $4.80, $5.44, $7.20, $8.00 and $9.04 per share, of which 1,480,333, 604,928, 54,701, 35,157, and 13,274, respectively, were outstanding at December 31, 2005. The options vest in equal annual installments over four years from the date of grant. The option grants under this plan include a provision whereby the Company has the right to call shares exercised under the grants at a discount from fair market value if the employee is terminated for cause, as defined. This provision expired upon the Company’s initial public offering. The inclusion of this provision requires the Company to account for all options issued under this plan after January 18, 2001 as variable awards and record compensation expense for the difference between the exercise price and the fair market value of the stock at each reporting date.
The Company adopted the 2004 Plan on March 23, 2004. The Company has granted options under the 2004 Plan to purchase shares of common stock at an exercise price of $8.00, $8.60, $10.59, $13.05 and $16.10 per share, of which 42,500, 216,679, 92,500, 15,000 and 800,000, respectively, were outstanding at December 31, 2005. The options vest in equal annual installments over four years from the grant date,

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
with the exception of 800,000 options which vest 25% on the first anniversary from the date of grant and the remaining 75% in 12 equal quarter-annual installments.
The Compensation Committee has granted options at or above its estimate of fair market value at the date of grant.
A summary of the activity in the Company’s stock-based compensation plan is as follows:

		Weighted
		average
		exercise
	Shares	price

Options outstanding at December 31, 2002	9,277,654	$4.83
Granted	802,884	5.66
Exercised	(48,462)	4.80
Forfeited	(469,948)	4.80

Options outstanding at December 31, 2003	9,562,128	$4.91
Granted	571,139	9.20
Exercised	(140,184)	4.80
Forfeited	(168,686)	5.21

Options outstanding at December 31, 2004	9,824,397	$5.15
Granted	800,000	16.10
Exercised	(4,493,847)	4.95
Forfeited	(168,515)	7.61
Surrendered in net exercise	(2,030,403)	4.80

Options outstanding at December 31, 2005	3,931,632	$7.69

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The following table summarizes information about stock options outstanding at December 31, 2005:

		Weighted
		average	Weighted		Weighted
	Outstanding	remaining	average	Exercisable	average
Range of	as of	contractual	exercise	as of	exercise
Exercise Prices	12/31/2005	life (in years)	price	12/31/2005	price

$4.80	2,056,893	4.9	$4.80	1,914,634	$4.80
$5.44	604,928	6.8	5.44	224,975	5.44
$7.20	54,701	7.7	7.20	7,825	7.20
$8.00	77,657	8.4	8.00	10,625	8.00
$8.60	216,679	8.6	8.60	32,964	8.60
$9.04	13,274	8.1	9.04	4,425	9.04
$10.59	92,500	8.7	10.59	17,500	10.59
$13.05	15,000	9.0	13.05	3,750	13.05
$16.10	800,000	9.9	$16.10	—	—

	3,931,632	6.6	$7.69	2,216,698	$5.01

The Company has also granted shares of common stock subject to certain restrictions under the 2004 Plan. Restricted stock grants vest in equal annual installments over four years from the grant date, except for 12,825 shares which vest after one year. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Unamortized compensation expense is recorded as a reduction to stockholders’ equity. Recipients of restricted stock have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted stock, including a deduction for the excess, if any, of the fair market value of restricted stock at the time of the vesting over their fair market value at the time of the grants, are credited to additional paid-in capital. There were 486,483 shares of restricted stock outstanding at December 31, 2005.

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
The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
controllable costs, which include salaries, related benefits, third party contractors, data expense and classroom rentals, for the years ended December 31, 2005, 2004 and 2003 were as follows:

					Maintenance
	License	Consulting(1)	Education(2)	Analytic(3)	and
(in thousands)	fees	services	services	services	subscriptions	Other	Total

December 31, 2005
Revenue	$29,978	$30,919	$16,024	$5,663	$78,475	$5,237	$166,296
Direct controllable costs	4,380	16,238	4,860	3,607	9,908	4,911	43,904

Segment income	25,598	14,681	11,164	2,056	68,567	326	122,392
Corporate costs not allocated							6,226
Operating expenses							70,442
Interest (income) expense, net							(915)
Other expense (income), net							(6)

Income before provision for income taxes							$46,645

December 31, 2004
Revenue	$25,387	$23,243	$14,465	$5,085	$66,941	$4,316	$139,437
Direct controllable costs	3,545	12,579	4,592	2,914	8,492	3,956	36,078

Segment income	21,842	10,664	9,873	2,171	58,449	360	103,359
Corporate costs not allocated							5,122
Operating expenses							79,080
Interest (income) expense, net							(59)
Other expense (income), net							(356)

Income before provision for income taxes							$19,572

December 31, 2003
Revenue	$21,339	$17,601	$13,051	$3,611	$58,803	$4,352	$118,757
Direct controllable costs	2,819	8,836	4,178	1,845	8,562	3,684	29,924

Segment income	18,520	8,765	8,873	1,766	50,241	668	88,833
Corporate costs not allocated							9,450
Operating expenses							73,687
Interest (income) expense, net							2,462
Other expense (income), net							(235)

Income before provision for income taxes							$3,469

(1)	This segment consists of consulting, installation and implementation services.

(2)	This segment consists of customer training and other education services.

(3)	This segment consists of donor prospect research and data modeling services.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The Company also derives a portion of its revenue from its foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable and long-lived assets by geographic region based on the location of the assets.
It is impractical for the Company to identify revenues from Canada separately prior to the creation of this legal entity in January 2004.

(in thousands)	Domestic	Canada	Europe	Pacific	Total

Revenue from external customers:
2005	$143,891	$8,318	$12,073	$2,014	$166,296
2004	118,423	7,029	12,450	1,535	139,437
2003	108,027	—	9,393	1,337	118,757
Property, plant and equipment:
December 31, 2005	$8,308	—	$368	$24	$8,700
December 31, 2004	6,820	—	347	32	7,199

The Company generated license fee revenue from its principal products as indicated in the table below:

	Years ended December 31,

	2005	2004	2003

Raiser’s Edge	$19,023	$16,469	$14,383
Financial Edge	6,031	5,395	5,570
Education Edge	1,442	1,336	1,217
Information Edge	554	309	169
Analytics	987	966	—
Patron Edge	1,941	912	—

	$29,978	$25,387	$21,339

It is impractical for the Company to identify its other revenues by product category.

15.	Quarterly unaudited results

	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share data)	2005	2005	2005	2005

Total revenue	$37,403	$42,808	$43,144	$42,941
Gross profit	26,104	30,335	30,582	29,145
Income from operations	17,284	9,006	10,717	8,717
Income before provision for income taxes	17,412	9,432	10,862	8,939
Net income	10,859	8,535	7,720	6,187
Earnings per share
Basic	$0.25	$0.19	$0.18	$0.15
Diluted	$0.23	$0.18	$0.17	$0.14

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share data)	2004	2004	2004	2004

Total revenue	$31,438	$35,549	$36,410	$36,040
Gross profit	21,588	24,992	27,159	24,498
Income from operations	6,592	9,062	12,685	(9,182)
Income before provision for income taxes	6,753	9,051	12,742	(8,974)
Net income (loss)	3,997	5,343	7,587	(4,286)
Earnings (loss) per share
Basic	$0.09	$0.13	$0.18	$(0.10)
Diluted	$0.09	$0.12	$0.16	$(0.10)
Earnings (loss) per common share is computed independently for each of the periods presented and, therefore, may not add up to the total for the year.

16.	Subsequent events
On January 20, 2006, the Company acquired substantially all of the assets of Campagne Associates, a New Hampshire-based provider of fundraising software, for $6.0 million plus additional contingent payments of up to $2.0 million. The Company has engaged a third party to value the assets acquired and to support the Company’s accounting for the acquisition.
On February 16, 2006 the Company’s Board of Directors approved an increase to the Company’s annual dividend from $0.20 per share to $0.28 per share and declared its first quarter dividend of $0.07 per share payable on March 15, 2006 to stockholders of record on February 28, 2006.