Form 10-Q
period 2006-03-31
BLACKBAUD INC
filed 2006-05-10
CIK 1280058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
YES ☐ NO ☑
The number of shares of the Registrant’s Common Stock outstanding as of May 9, 2006 was 43,663,862.

BLACKBAUD, INC.
TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1. Financial Statements
	Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (unaudited)	1
	Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (unaudited)	2
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (unaudited)	3
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2006 and the Years Ended December 31, 2005 and December 31, 2004 (unaudited)	4
	Condensed Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		16
Item 3. Quantitative and Qualitative Disclosures About Market Risk		27
Item 4. Controls and Procedures		27
PART II.	OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		28
Item 6. Exhibits		28
Signatures		29

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$16,490	$22,683
Cash, restricted	504	—
Accounts receivable, net of allowance of $1,074 and $1,100, respectively	24,891	25,577
Prepaid expenses and other current assets	9,677	8,741
Deferred tax asset, current portion	10,315	7,600

Total current assets	61,877	64,601
Property and equipment, net	8,368	8,700
Deferred tax asset	66,940	71,487
Goodwill	2,224	2,208
Intangible assets, net	8,453	396
Other assets	89	106

Total assets	$147,951	$147,498

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,330	$4,683
Accrued expenses and other current liabilities	12,664	15,806
Deferred acquisition costs, current portion	504	—
Deferred revenue	58,893	59,459

Total current liabilities	75,391	79,948
Deferred acquisition costs, long-term portion	267	—
Long-term deferred revenue	1,482	1,279

Total liabilities	77,140	81,227

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value; 180,000,000 shares authorized, 48,192,407 and 47,529,836 shares issued at March 31, 2006 and December 31, 2005, respectively	48	48
Additional paid-in capital	75,250	73,583
Deferred compensation	—	(6,497)
Treasury stock, at cost; 4,631,913 and 4,267,313 shares at March 31, 2006 and December 31, 2005, respectively	(67,156)	(60,902)
Accumulated other comprehensive income	86	92
Retained earnings	62,583	59,947

Total stockholders’ equity	70,811	66,271

Total liabilities and stockholders’ equity	$147,951	$147,498

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2006	2005

Revenue
License fees	$7,221	$6,468
Services	13,714	11,472
Maintenance	19,199	17,115
Subscriptions	2,308	1,465
Other revenue	1,290	883

Total revenue	43,732	37,403

Cost of revenue
Cost of license fees	670	946
Cost of services (of which $140 and $91 in the three months ended March 31, 2006 and 2005, respectively, was stock based compensation expense)	8,111	6,527
Cost of maintenance (of which $29 and $11 in the three months ended March 31, 2006 and 2005, respectively, was stock based compensation expense)	3,207	2,640
Cost of subscriptions (of which $4 and $0 in the three months ended March 31, 2006 and 2005, respectively, was stock based compensation expense)	540	415
Cost of other revenue	1,090	770

Total cost of revenue	13,618	11,298

Gross profit	30,114	26,105

Operating expenses
Sales and marketing (of which $220 and $74 in the three months ended March 31, 2006 and 2005, respectively, was stock based compensation expense)	9,284	7,755
Research and development (of which $191 and $55 in the three months ended March 31, 2006 and 2005, respectively, was stock based compensation expense)	6,024	5,102
General and administrative (of which $1,390 and $(7,871) in the three months ended March 31, 2006 and 2005, respectively, was stock based compensation expense (benefit))	5,461	(4,036)
Amortization	129	—

Total operating expenses	20,898	8,821

Income from operations	9,216	17,284
Interest income	149	253
Interest expense	(12)	(13)
Other expense, net	(29)	(112)

Income before provision for income taxes	9,324	17,412
Income tax provision	3,654	6,553

Net income	$5,670	$10,859

Earnings per share
Basic	$0.13	$0.25
Diluted	$0.13	$0.23

Common shares and equivalents outstanding
Basic weighted average shares	42,883,929	42,643,705
Diluted weighted average shares	44,600,235	47,555,533
Dividends per share	$0.07	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2006	2005

Cash flows from operating activities
Net income	$5,670	$10,859
Adjustments to reconcile net income to net provided by operating activities
Depreciation and amortization	846	668
Provision for doubtful accounts and sales returns	256	429
Stock-based compensation	1,974	(6,922)
Amortization of deferred financing fees	12	12
Deferred taxes	1,339	4,970
Excess tax benefit on exercise of stock options	—	2,606
Changes in assets and liabilities, net of acquisition
Accounts receivable	411	780
Prepaid expenses and other assets	(929)	(158)
Trade accounts payable	(1,354)	(168)
Accrued expenses and other current liabilities	(3,151)	(5,182)
Deferred revenue	(1,814)	(537)

Total adjustments	(2,410)	(3,502)

Net cash provided by operating activities	3,260	7,357

Cash flows from investing activities
Purchase of property and equipment	(264)	(85)
Purchase of net assets of acquired company	(6,081)	(49)

Net cash used in investing activities	(6,345)	(134)

Cash flows from financing activities
Repayments on long-term debt and capital lease obligations	—	(37)
Proceeds from exercise of stock options	3,266	4,079
Excess tax benefit on exercise of stock options	2,922	—
Purchase of treasury stock	(6,254)	(7,969)
Dividend payments to stockholders	(3,034)	(2,151)

Net cash used in financing activities	(3,100)	(6,078)

Effect of exchange rate on cash and cash equivalents	(8)	(20)

Net (decrease) increase in cash and cash equivalents	(6,193)	1,125
Cash and cash equivalents, beginning of period	22,683	42,144

Cash and cash equivalents, end of period	$16,490	$43,269

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity and comprehensive income
(Unaudited)
(in thousands, except share amounts)

						Accumulated
				Additional		other			Total
	Comprehensive	Common stock		paid-in	Treasury	comprehensive	Deferred	Retained	stockholders’
	income	Shares	Amount	capital	stock	(loss) income	compensation	earnings	equity
Balance, December 31, 2004		42,549,056	$43	$55,292	$—	$355	$(1,064)	$35,163	$89,789
Exercise of stock options	$—	3,103,790	3	15,554	—	—	—	—	15,557
Purchase of treasury shares	—	—	—	—	(60,902)	—	—	—	(60,902)
Payment of dividends	—	—	—	—	—	—	—	(8,517)	(8,517)
Translation adjustment, net of tax	(263)	—	—	—	—	(263)	—	—	(263)
Deferred compensation related to options issued to employees	—	—	—	(509)	—	—	818	—	309
Reversal of deferred compensation related to option cancellations	—	—	—	(55)	—	—	55	—	—
Amortization of deferred compensation	—	—	—	—	—	—	315	—	315
Tax impact of exercise of nonqualified stock options	—	—	—	8,589	—	—	—	—	8,589
Net option exercises	—	1,389,257	2	(11,909)	—	—	—	—	(11,907)
Restricted stock grants	—	487,733	—	6,621	—	—	(6,621)	—	—
Net income	33,301	—	—	—	—	—	—	33,301	33,301

Comprehensive income	$33,038

Balance, December 31, 2005		47,529,836	48	73,583	(60,902)	92	(6,497)	59,947	66,271

Exercise of stock options	$—	656,675	—	3,266	—	—	—	—	3,266
Purchase of treasury shares	—	—	—	—	(6,254)	—	—	—	(6,254)
Payment of dividends	—	—	—	—	—	—	—	(3,034)	(3,034)
Translation adjustment, net of tax	(6)	—	—	—	—	(6)	—	—	(6)
Reclassification due to change in accounting principle	—	—	—	(6,497)	—	—	6,497	—	—
Cumulative effect adjustment to assume historical forfeitures	—	—	—	(20)	—	—	—	—	(20)
Stock-based compensation	—	—	—	1,994	—	—	—	—	1,994
Tax impact of exercise of nonqualified stock options	—	—	—	2,924	—	—	—	—	2,924
Restricted stock grants	—	10,596	—	—	—	—	—	—	—
Restricted stock cancellations	—	(4,700)	—	—	—	—	—	—	—
Net income	5,670	—	—	—	—	—	—	5,670	5,670

Comprehensive income	$5,664

Balance, March 31, 2006		48,192,407	$48	$75,250	$(67,156)	$86	$—	$62,583	$70,811

The accompanying notes are an integral part of these consolidated financial statements

Blackbaud, Inc.
Condensed notes to consolidated financial statements
March 31, 2006
(Unaudited)
1. Organization
Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of March 31, 2006 the Company had more than 15,000 active customers distributed across multiple verticals within the nonprofit market including religion; education; foundations; health and human services; arts and cultural; public and societal benefits; environment and animal welfare; and international foreign affairs.
2. Summary of significant accounting policies
Unaudited interim financial statements
The interim consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, respectively, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholder’s equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States of America. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Basis of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the allowance for sales returns and doubtful accounts, lives of tangible and intangible assets, impairment of long-lived assets, realization of deferred tax assets, stock-based compensation, revenue recognition, and provision for income taxes. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.
Reclassifications
Certain amounts in the prior year consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements have been reclassified to conform to the 2006 presentation.
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
Stock-based compensation
Effective January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments (“SFAS No.123(R)”), using the modified prospective application method. SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Under the modified prospective application method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123(R) apply to grants made after the adoption date, awards modified, repurchased or cancelled after the adoption date, and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption will be recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123 pro-forma disclosures.
Prior to January 1, 2006, the Company accounted for stock-based compensation under APB No. 25, which provided that no compensation expense should be recorded for stock options or other stock-based awards to employees that are granted with an exercise price that is equal to or greater than the estimated fair value per share of the Company’s common stock on the grant date of the award. Certain of the Company’s option grants were accounted for as variable awards under the provisions of APB No. 25, which required the Company to record deferred compensation, and recognize compensation expense over the requisite vesting period, for the difference between the exercise price and the fair market value of the stock at each reporting date.
The adoption of SFAS No. 123(R) resulted in the reclassification of $6,497,000 of unamortized deferred compensation that had previously been subject to variable accounting under APB No. 25, and a nominal cumulative effect adjustment to apply an assumed forfeiture rate to expense previously taken on options unvested as of the date of adoption.
The adoption of SFAS No. 123(R) had a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. See Note 10 of these financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro-forma disclosures for prior periods under the provisions of SFAS No. 123. No new stock options were issued in the quarters ended March 31, 2006 and March 31, 2005. The fair value of options issued in prior periods was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards issued in the quarter ended March 31, 2006 was determined by using the closing price of the Company’s shares as traded on the NASDAQ exchange on the day of grant. No restricted stock was issued in the quarter ended March 31, 2005.
Income taxes
Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with the recapitalization agreement, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and as a result of the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company has not recorded a valuation allowance against this item in its deferred tax asset as of March 31, 2006 or December 31, 2005, as the Company believes it will be able to utilize this benefit, which is dependent upon the Company’s ability to generate taxable income.
Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company records its tax provision at the anticipated tax rates based on estimates of annual pretax income. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. The Company’s deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. Federal income tax rate of 34.8%. This U.S. Federal income tax rate is based on the Company’s expectation that the Company’s deductible and taxable temporary differences will reverse over a period of years during which, except for 2006 due to current quarter stock option exercises and other reductions to income, the Company will have annual taxable income exceeding $10,000,000 per year. If the Company’s results of operations fall below that threshold in the future, the Company will adjust its deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. Federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
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
The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (“SFAS No. 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. While the Company expects to be able to qualify for the new tax deduction in future years, due to an expectation of no taxable income it does not expect to qualify for the deduction in 2006. The Company has not completed the process of evaluating the impact in future years of adopting FSP 109-1 and is therefore unable to disclose the effect that adopting FSP 109-1 will have on its financial statements.
The FASB also issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company did not make any repatriation of foreign earnings that qualified for this special tax treatment and adoption of FSP 109-2 will have no effect on the Company’s financial statements.
3. Acquisition
In January 2006, Blackbaud acquired Campagne Associates, the New Hampshire-based provider of GiftMaker Pro™ fundraising software for approximately $6,100,000. Included in this amount is $500,000 of purchase price that is contingent upon the seller satisfying certain conditions set forth in the purchase agreement, which has been classified in the consolidated balance sheets as restricted cash. The Company also agreed to pay additional contingent consideration of up to $2,000,000 based upon performance of the acquired business over the next two years. The transaction was accounted for in accordance with the FASB’s Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), which requires that all acquisitions be accounted for under the purchase method. The purchase price has been allocated, on a preliminary basis, to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The fair values of the identified assets acquired and liabilities assumed exceeded the amount of the cash purchase price by $1,260,000 which, in accordance with SFAS No. 141, was recorded as a deferred acquisition cost. Simultaneously, we recognized a deferred tax liability on the acquisition in connection with the difference between depreciable book value and depreciable tax basis, for $489,000, which reduced the deferred acquisition costs by that amount. Of the remaining $771,000 deferred acquisition costs, approximately $500,000 has been classified as a current liability. Identifiable intangibles assets consisting of various items, including existing customer relationships, software, non-compete agreements and a trade name, with a value aggregating $8,182,000 were recorded as part of the purchase price allocation. These intangible assets will be amortized over their estimated useful lives, ranging from three to fifteen years. The Company is in the process of finalizing its valuation, which it expects to complete in the second quarter of 2006.
Amortization expense for the first quarter of 2006 related to this acquisition was $120,000. The aggregate amortization expense related to this acquisition for 2006 through 2010 is estimated to be approximately $723,000 per year. In addition, previously disclosed acquisitions completed in 2005 resulted in $9,000 of amortization expense in the first quarter of 2006.
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
Diluted earnings per share for the quarters ended March 31, 2006 and 2005 includes the effect of 1,716,306 and 4,911,828 potential common shares as they are dilutive. Diluted earnings per share for the quarter ended March 31, 2005 does not include the effect of 25,000 potential common share equivalents as they are anti-dilutive. There were no antidilutive shares in the period ended March 31, 2006.
The following table sets forth the computation of basic and fully diluted earnings per share:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2006	2005

Numerator:
Net income, as reported	$5,670	$10,859
Denominator:
Weighted average common shares	42,883,929	42,643,705
Add effect of dilutive securities:
Employee stock options and restricted stock	1,716,306	4,911,828

Weighted average common shares assuming dilution	44,600,235	47,555,533

Earnings per share:
Basic	$0.13	$0.25
Diluted	$0.13	$0.23

5. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2006 and December 31, 2005.

	March 31,	December 31,
(in thousands)	2006	2005

Prepaid rent	$520	$469
Prepaid insurance	210	382
Prepaid software maintenance and royalties	720	639
Taxes, prepaid and receivable	7,573	6,734
Other	654	517

	$9,677	$8,741

6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2006 and December 31, 2005.

	March 31,	December 31,
(in thousands)	2006	2005

Accrued bonuses	$2,229	$4,801
Accrued commissions and salaries	1,108	1,578
Customer credit balances	708	824
Taxes payable	4,114	3,699
Accrued accounting and legal costs	1,723	1,523
Accrued health care costs	875	839
Other	1,907	2,542

	$12,664	$15,806

7. Credit Agreement
On September 3, 2004, the Company entered into a $30.0 million revolving credit facility, which replaced its prior $15.0 million revolving credit facility that was canceled in July 2004. Amounts borrowed under the $30.0 million revolving credit facility bear interest, at the Company’s option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on the Company’s consolidated leverage ratio as defined. Amounts outstanding under the facility are not secured by a lien on the Company’s assets, but are guaranteed by the Company’s operating subsidiaries and the facility is subject to covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. There were no principal or interest amounts outstanding under the facility as of March 31, 2006. The termination date of the facility is September 30, 2007.
8. Commitments and contingencies
Lease agreement
On October 13, 1999, the Company entered into a lease agreement for office space with Duck Pond Creek, LLC, which is owned by certain current and former minority stockholders of the Company. The term of the lease is for ten years with two five-year renewal options by the Company. The annual base rent of the lease is $4,595,000 payable in equal monthly installments. The base rate escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement.
The Company has subleased a portion of its headquarters facility under various agreements extending through 2008. Under these agreements, rent expense was reduced by $121,000 and $118,000 for the three months ended March 31, 2006 and 2005, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $484,000, $478,000, and $128,000 for the years 2006, 2007, and 2008, respectively. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $427,000 and $280,000 for the three months ended March 31, 2006 and 2005, respectively.
Other commitments
The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. The Company incurred expense under this agreement of $50,000 for each of the three-month periods ended March 31, 2006 and 2005.
The Company utilizes third party relationships in conjunction with its products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitment under these arrangements at March 31, 2006 is approximately $461,000 through 2008. The Company incurred expense under these arrangements of $129,000 and $224,000 for the three-month periods ended March 31, 2006 and 2005, respectively.
Legal contingencies
The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s balance sheets or statements of operations.
9. Income taxes
Income taxes for the three-month period ended March 31, 2006 were calculated using the projected effective tax rate for fiscal 2006 in accordance with SFAS No. 109. The Company estimates that in the fiscal year ending December 31, 2006, it will have an effective tax rate of approximately 39.4%, which was applied as the effective rate for the quarter ended March 31, 2006. The Company’s effective tax rate for the three-month period ended March 31, 2005 was 37.6%.
10. Stockholders’ equity
Preferred stock
The Company has authorized 20,000,000 shares of preferred stock. No shares were issued and outstanding at March 31, 2006 and December 31, 2005. The Company’s Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.
Dividends
On February 16, 2006, the Company’s Board of Directors approved an increase to the Company’s annual dividend from $0.20 per share to $0.28 per share and declared its first quarter dividend of $0.07 per share, which was paid on March 15, 2006 to stockholders of record on February 28, 2006.
Stock repurchase program
On July 26, 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to buy back up to $35,000,000 of the Company’s outstanding shares of common stock. The shares could be purchased in conjunction with a public offering of the Company’s stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. Under the program, in the first quarter of 2006, the Company purchased 364,600 shares of its common stock at an average price of $17.15 per share. The Company accounts for purchases of treasury stock under the cost method which resulted in an increase to the treasury stock balance of approximately $6,254,000 in the quarter ended March 31, 2006.

Employee stock-based compensation plans
The Company has adopted four stock-based compensation plans: the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 2001 Stock Option Plan (the “2001 Plan”) and the 2004 Stock Plan (the “2004 Plan”) on October 13, 1999, May 2, 2000, July 1, 2001, and March 23, 2004, respectively. The Company’s Board of Directors administers the above plans and the stock-based awards are granted at terms determined by them. The total number of authorized stock-based awards under these plans is 10,069,269. All stock-based awards granted under these plans have a 10-year contractual term.
The option agreements under all of the plans, except the 2004 Plan with the exception of the options granted to the current CEO, provide that all unvested options vest upon a change in control of the Company, as defined.
The Company granted options under the 1999 Plan to purchase shares of common stock at an exercise price of $4.80 per share, of which 506,541 were outstanding at March 31, 2006. The options granted under this plan have two vesting schedules. Options totaling 310,001 vested 37.5% after one and a half years following the grant date and the remaining 62.5% vested ratably over two and a half years at six-month intervals. The 196,540 remaining options vested ratably over four years at six-month intervals. All options under the 1999 Plan were fully vested as of March 31, 2006.
The Company granted options under the 2000 Plan to purchase shares of common stock at an exercise price of $4.80 per share, of which none were outstanding at March 31, 2006.
The Company has granted options under the 2001 Plan to purchase shares of common stock at an exercise price of $4.80, $5.44, $7.20, $8.00 and $9.04 per share, of which 1,016,704, 493,688, 54,701, 27,157, and 13,274, respectively, were outstanding at March 31, 2006. The options vest in equal annual installments over four years from the date of grant. The option grants under this plan include a provision whereby the Company has the right to call shares exercised under the grants at a discount from fair market value if the employee is terminated for cause, as defined. This provision expired upon the Company’s initial public offering. The inclusion of this provision required the Company to account for all options issued under this plan after January 18, 2001 as variable awards and record compensation expense for the difference between the exercise price and the fair market value of the stock at each reporting date. There were 562,506 options under the 2001 Plan unvested at March 31, 2006.
The Company adopted the 2004 Plan on March 23, 2004. The Company has granted options under the 2004 Plan to purchase shares of common stock at an exercise price of $8.00, $8.60, $10.59, $13.05 and $16.10 per share, of which 42,500, 214,142, 91,250, 15,000 and 800,000, respectively, were outstanding at March 31, 2006. The options vest in equal annual installments over four years from the grant date, with the exception of 800,000 options which vest 25% on the first anniversary from the date of grant and the remaining 75% in 12 equal quarterly installments. There were 1,101,840 options under the 2004 Plan unvested at March 31, 2006.
The Company has also granted shares of common stock subject to certain restrictions under the 2004 Plan. Restricted stock grants vest in equal annual installments over four years from the grant date, except for 12,825 shares which vest after one year. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted stock, including a deduction for the excess, if any, of the fair market value of restricted stock at the time of the vesting over their fair market value at the time of the grants, are credited to additional paid-in capital. There were 493,629 shares of restricted stock outstanding and unvested at March 31, 2006.
The Company recognizes compensation expense associated with options over the vesting period on an accelerated basis consistent with the approach prior to adoption of SFAS 123(R). The Company recognizes compensation expense associated with restricted stock over the vesting period on a straight-line basis.
Stock-based compensation
Beginning on January 1, 2006, the Company adopted SFAS No. 123(R). See Note 2 for a description of the Company’s adoption. The adoption of SFAS No. 123(R) had a significant impact on the Company’s results of operations. The Company’s consolidated statement of operations for the three months ended March 31, 2006 and March 31, 2005 includes $2.0 million of stock-based compensation expense and $7.6 million of stock-based compensation benefit, respectively.
Prior to the adoption of SFAS No. 123(R), the Company accounted for options under APB No. 25. Because of certain provisions in certain of the option agreements, the Company was required to account for these options under variable accounting. Variable accounting requires marking these options to the market price on the reporting date and recognizing a corresponding expense or benefit in the financial statements. The net stock-based compensation benefit for the three months ended March 31, 2005 was principally the result of marking to market the 3.5 million options held by the Company’s former CEO from the closing price of $14.64 per share at December 31, 2004 to the closing price of

$12.60 per share at March 31, 2005; this resulted in a stock-based compensation benefit of $7,900,000. Offsetting this amount was stock option compensation expense of approximately $260,000 related to amortization of deferred compensation associated with options held by employees, previously subject to variable accounting, which became fixed upon completion of the initial public offering.
The Company issues new common stock from its pool of authorized stock upon exercise of stock options or upon granting of restricted stock.
The adoption of SFAS No. 123(R) resulted in the reclassification of $6,497,000 of unamortized deferred compensation that had previously been subject to variable accounting under APB No. 25, and a nominal cumulative effect adjustment to apply an assumed forfeiture rate to expense previously taken on options unvested as of the date of adoption.
Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.42 years was $14.0 million at March 31, 2006. We expect to expense an additional $5.5 million of that total in the remaining nine months of 2006.
SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option”. This requirement reduced the Company’s net operating cash flows and increased its net financing cash flows by $2.9 million in the quarter ended March 31, 2006. However, the modified prospective transition method requires the prior year presentation to remain unchanged, and as such, for the first quarter of 2005 those tax deductions in excess of recognized compensation cost are reported as operating cash flows in the statements of cash flows.
For the quarter ended March 31, 2006, the effects of applying the provisions of SFAS 123(R) on our operating results were as follows:

	Three months ended March 31, 2006
	As if under	SFAS 123(R)
(in thousands, except share and per share amounts)	APB 25	Adjustments	As Reported
Income from operations	$10,630	$(1,414)	$9,216
Income before income taxes	10,738	(1,414)	9,324
Net income	7,564	(1,894)	5,670

Cash flow from operating activities	6,182	(2,922)	3,260
Cash flow from financing activities	(6,022)	2,922	(3,100)

Earnings per share:
Basic	$0.18	$(0.05)	$0.13
Diluted	$0.17	$(0.04)	$0.13
The following table sets forth the summary of option activity under the Company’s stock option program for the three months ended March 31, 2006:

		Weighted-
		average
	Shares	exercise price
Outstanding options at December 31, 2005	3,931,632	$7.69
Exercised	(656,675)	$4.97

Outstanding options at March 31, 2006	3,274,957	$8.23
The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $8.7 million and $7.1 million, respectively. There were no options granted during either quarter. All options granted by the Company had a fair market value assigned at grant date, or since adjusted, based on the use of the Black-Scholes option pricing model. Significant assumptions used in that model will continue to be monitored and will be disclosed in periods where options are granted.
Information regarding the stock options outstanding at March 31, 2006 is summarized below:

		Weighted average
		remaining
Range of Exercise	Outstanding as of	contractual life	Weighted average	Exercisable as of	Weighted average
Prices	3/31/2006	(in years)	exercise price	3/31/2006	exercise price

$4.80	1,523,245	4.5	$4.80	1,408,712	$4.80
$5.44	493,688	6.9	$5.44	120,454	$5.44
$7.20	54,701	7.5	$7.20	7,825	$7.20
$8.00	69,657	8.2	$8.00	14,344	$8.00
$8.60	214,142	8.3	$8.60	30,427	$8.60
$9.04	13,274	7.9	$9.04	8,849	$9.04
$10.59	91,250	8.5	$10.59	16,250	$10.59
$13.05	15,000	8.7	$13.05	3,750	$13.05
$16.10	800,000	9.7	$16.10	—	—

	3,274,957	6.7	$8.23	1,610,611	$5.06

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $42.4 million and $26.0 million, respectively. The intrinsic value is calculated as the difference between the market value as of March 31, 2006 and the exercise price of the shares.
A summary of unvested restricted stock as of March 31, 2006, and changes during the three months then ended, is as follows:

		Weighted-average
	Shares	fair value
Unvested restricted stock at December 31, 2005	487,733	$14.52
Granted	10,596	$17.58
Forfeited	(4,700)	$14.39

Unvested restricted stock at March 31, 2006	493,629	$14.59

No restricted stock vested during the quarter ended March 31, 2006. The first shares of restricted stock granted under the 2004 Plan will vest in the second quarter of 2006.
For the quarter ended March 31, 2005, had the Company accounted for all employee stock-based compensation based on the fair value method as prescribed by SFAS No. 123, the Company’s net income and net income per share would have been the following pro-forma amounts:

Three months ended
(in thousands, except share amounts)	March 31,
2005
Net income, as reported	$10,859
Total stock option compensation (benefit) expense, net of related tax effects included in the determination of net income as reported	(5,608)
Total stock option compensation benefit (expense), net of related tax effects that would have been included in the determination of net income if the fair value method had been applied to all awards	4,130

Pro forma net income	$9,381

Earnings per share:
Basic, as reported	$0.25
Basic, pro forma	$0.22
Diluted, as reported	$0.23
Diluted, pro forma	$0.20
11. Segment information
The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers. The method of determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company has determined that its reportable segments are those that are based upon internal financial reports that disaggregate operating information into various reportable segments. The Company’s chief operating decision maker, as defined in SFAS No. 131, is its chief executive officer, or CEO. The CEO uses the information contained in these reports to evaluate performance and assist in making decisions about the allocation of resources.
In the first quarter of 2006, as part of the continued refinement of its business strategy, the Company identified two modifications to its previous approach to segment reporting under SFAS No. 131. At the beginning of 2006 the Company combined its consulting and training businesses under one managerial structure and began reporting the results of operations of these business units to the CEO as a combined entity. Additionally, as result of the increased significance of its subscription revenue, the Company began to report the operating results from this segment separately to the CEO. Accordingly, the Company has amended its segment disclosure from the prior year below to reflect these changes.
The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third party contractors, data expense and classroom rentals, for the three months ended March 31, 2006 and 2005 were as follows:

		Consulting
		and
	License	education	Analytic
(in thousands)	fees	services(1)	services(2)	Maintenance	Subscriptions	Other	Total

Three months ended March 31, 2006
Revenue	$7,221	$12,548	$1,166	$19,199	$2,308	$1,290	$43,732
Direct controllable costs	670	6,314	819	2,609	478	1,086	11,976

Segment income	6,551	6,234	347	16,590	1,830	204	31,756
Corporate costs not allocated							1,642
Operating expenses							20,898
Interest (income) expense							(137)
Other expense (income), net							29

Income before provision for income taxes							$9,324

Three months ended March 31, 2005
Revenue	$6,468	$10,177	$1,295	$17,115	$1,465	$883	$37,403
Direct controllable costs	946	4,687	826	2,115	356	763	9,693

Segment income	5,522	5,490	469	15,000	1,109	120	27,710
Corporate costs not allocated							1,605
Operating expenses							8,821
Interest (income) expense							(240)
Other expense (income), net							112

Income before provision for income taxes							$17,412

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other education services.

(2)	This segment consists of donor prospect research and data modeling services.
12. Subsequent events
On May 8, 2006, the Company declared a second quarter dividend of $0.07 per share, payable on June 15, 2006 to stockholders of record on May 28, 2006.

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
Overview
We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage its finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of March 31, 2006 we had more than 15,000 customers. Our customers operate in multiple verticals within the nonprofit market, including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international foreign affairs.
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
Revenue recognition
Our revenue is generated primarily by licensing its software products and providing support, training, consulting, technical, hosting and other professional services for those products. We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.
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
Valuation of long-lived and intangible assets and goodwill
We review identifiable intangible and other long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances occur, we use the undiscounted cash flow method to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, we measure the impairment using discounted cash flows. The discount rate utilized would be based on our best estimate of our risks and required investment returns at the time the impairment assessment is made.
In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. The impairment is measured as the excess of the recorded goodwill over its fair value, which could materially adversely impact our financial position and results of operations. All of the goodwill is assigned to a single reporting unit.
Stock-based compensation
Effective January 1, 2006, we adopted the provisions of the FASB’s Statement No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective application method. SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Under the modified prospective application method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123(R) apply to grants made after the adoption date, and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption will be recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123 pro-forma disclosures.
Prior to January 1, 2006, we previously accounted for stock-based compensation under APB No. 25, which provided that no compensation expense should be recorded for stock options or other stock-based awards to employees that are granted with an exercise price that is equal to or greater than the estimated fair value per share of our common stock on the grant date of the award. Certain of our option grants were accounted for as variable awards under the provisions of APB No. 25, which required us to record deferred compensation, and recognize compensation expense over the requisite vesting period, for the difference between the exercise price and the fair market value of the stock at each reporting date.
The adoption of SFAS No. 123(R) resulted in the reclassification of $6.5 million of unamortized deferred compensation that had previously been subject to variable accounting under APB No. 25, and a nominal cumulative effect adjustment to apply and assumed forfeiture rate to expense previously taken on options unvested as of the date of adoption. The adoption of SFAS 123(R) did not cause us to modify any existing awards, change any terms of existing awards, or otherwise modify our share-based compensation plans.
The adoption of SFAS No. 123(R) had a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. See Note 10 of our financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro-forma disclosures for prior periods under the provisions of SFAS No. 123. No new stock options were issued in the quarters ended March 31, 2006 and March 31, 2005. The fair value of options issued in prior periods was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards issued in the quarter ended March 31, 2006 was determined using the closing price of our shares as traded on the NASDAQ exchange on the day of grant. No restricted stock was issued in the quarter ended March 31, 2005.
We have separately disclosed stock-based compensation throughout this discussion and in our financial statements because, in managing our operations, we believe such costs significantly affect our ability to better understand and manage other operating expenses and cash needs.
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
We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. Except with respect to certain state income tax credits as discussed in the 2005 Form 10-K filing, we have not recorded a valuation allowance as of March 31, 2006 and December 31, 2005, because we expect to be able to utilize our entire net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of additional tax deductions permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.
Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We record our tax provision at the anticipated tax rates based on estimates of annual pretax income. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. Our deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. Federal income tax rate of 34.8%. This U.S. Federal income tax rate is based on our expectation that our deductible and taxable temporary differences will reverse over a period of years during which, except for 2006 due to anticipated stock option exercises and other reductions in income, we will have annual taxable income exceeding $10.0 million per year. If our results of operations fall below that threshold in the future, we will adjust our deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. Federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
Contingencies
We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

Results of operations
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated.

	Three months ended March 31,
	2006	2005

Revenue
License fees	16.5%	17.3%
Services	31.4	30.7
Maintenance	43.9	45.8
Subscriptions	5.3	3.9
Other revenue	2.9	2.3

Total revenue	100.0%	100.0%

Cost of revenue
Cost of license fees	1.5	2.5
Cost of services	18.6	17.4
Cost of maintenance	7.3	7.1
Cost of subscriptions	1.2	1.1
Cost of other revenue	2.5	2.1

Total cost of revenue	31.1	30.2

Gross profit	68.9	69.8

Operating expenses
Sales and marketing	21.2	20.8
Research and development	13.8	13.6
General and administrative	12.5	(10.8)
Amortization	0.3	0.0

Total operating expenses	47.8	23.6

Income from operations	21.1	46.2
Interest income	0.3	0.6
Interest expense	0.0	0.0
Other expense, net	0.0	(0.3)

Income before provision for income taxes	21.4	46.5
Income tax provision	8.4	17.5

Net income	13.0%	29.0%

Comparison of the three months ended March 31, 2006 and 2005
Revenue
First quarter of 2006 total revenue of $43.7 million increased by $6.3 million, or 16.8% compared with $37.4 million in the comparable period in 2005. The increase is due in part to growth in services and license fees to new and existing customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.
License fees
We derive revenue from license fees by selling rights to use our software products, typically under a perpetual license agreement. Revenue from license fees of $7.2 million in the first quarter of 2006 increased by $0.7 million, or 10.8%, compared with $6.5 million in the comparable period in 2005. These amounts represent 16.5% and 17.3% of total revenue for the first quarter of 2006 and 2005, respectively. The increase in license fees in the three months ended March 31, 2006 is attributable to a $0.9 million increase in product sales to new customers and a $0.2 million decrease in product sales to our installed customer base. The license fees charged for our software products have remained unchanged for this period.

Of the overall $0.7 million increase in license fees, $0.4 million came from sales of our core product families and $0.3 million came from sales of our ticketing product.
Services
Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. First quarter revenue from services of $13.7 million in 2006 increased by $2.2 million, or 19.1% compared with $11.5 million in the first quarter of 2005. These amounts represent 31.4% and 30.7% of total revenue for the first quarter of 2006 and 2005, respectively. The revenue increase is principally the result of increased volume of services provided and to a lesser extent the result of rate increases in the second half of 2005. Consulting, installation, training and implementation services involve converting data from a customer’s existing system, assistance in file set-up and system configuration, requisite product training, and/or process re-engineering. These services account for $12.5 million and $10.2 million in the first quarter of 2006 and 2005, respectively, representing 91.5% and 88.7%, respectively, of total services revenue. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, which enables the customer to more effectively target its fundraising activities. We perform these assessments using our proprietary analytical and data enrichment tools. These services account for $1.2 million and $1.3 million in the first quarter of 2006 and 2005, respectively, and represent 8.5% and 11.3%, respectively, of total services revenue for the first quarter.
Maintenance
Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products, and online, telephone and email support. Maintenance revenue of $19.2 million in the first quarter of 2006 increased $2.1 million, or 12.3%, compared with $17.1 million in the first quarter of 2005. These amounts represent 43.9% and 45.8% of our total revenue for the first quarter of 2006 and 2005, respectively. The increase in maintenance revenue in the first quarter of 2006 over the first quarter of 2005 is comprised of $2.2 million from new maintenance contracts associated with new license agreements, including new products, and $0.7 million from maintenance contract inflationary rate adjustments, offset by $0.8 million of maintenance contracts that were not renewed.
Subscriptions
Revenue from subscriptions is principally comprised of revenue from hosted fundraising software solutions, certain data services, our online subscription training offerings, and hosting of client internet sites. Subscriptions revenue of $2.3 million in the first quarter of 2006 increased $0.8 million, or 53.3%, compared with $1.5 million in the first quarter of 2005. These amounts represent 5.3% and 3.9% of our total revenue for the first quarter of 2006 and 2005, respectively. The increase in subscriptions revenue in the first quarter of 2006 over the first quarter of 2005 is comprised of a $0.3 million increase in our online tracking solutions, a $0.2 million increase in our online analytics products, a $0.2 million increase in our hosting activities, and a $0.1 million increase in our address change service.
Other revenue
Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue of $1.3 million in the first quarter of 2006 increased $0.4 million, or 44.4%, compared with $0.9 million in the first quarter 2005. These amounts represent 2.9% and 2.3% of our total revenue for the first quarter of 2006 and 2005, respectively. The increase in revenue is from higher reimbursable travel costs related to our services business.
Cost of revenue
Cost of license fees
Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $0.7 million for the first quarter of 2006 decreased by $0.2 million, or 22.2%, compared with $0.9 million in the first quarter of 2005. These amounts represent 9.3% and 14.6% of license fee revenue in 2006 and 2005, respectively. Reseller commissions have declined by $0.3 million as a result of the discontinued use of those sales channels, partially offset by higher royalty payments from increased sales of Patron Edge, our ticketing software, which was developed by a third party.

Cost of services
Cost of services is principally comprised of salary and benefits, including stock-based compensation charges, third-party contractor expenses, data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. Cost of services of $8.1 million in the first quarter of 2006, including $0.1 million in stock-based compensation, increased $1.6 million, or 24.6%, compared with $6.5 million in the first quarter of 2005, which included $0.1 million in stock-based compensation. Excluding stock-based compensation, these amounts represent 58.1% and 56.1% of total services revenue for the first quarter of 2006 and 2005, respectively. Compared with the first quarter of 2005, salary, benefit, and bonus expense increased $1.2 million. Travel expense in the first quarter of 2006 increased by $0.3 million compared with the same period in the prior year.
Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock-based compensation. For a tabular presentation of the revenues and direct costs associated with our consulting and education services and analytic services operating segments, see Note 12 of the Notes to the unaudited consolidated financial statements.
Cost of revenue in providing consulting, installation, implementation, and customer training (consulting and education) was $7.2 million and $5.5 million in the first quarter of 2006 and 2005, respectively. These amounts represent 57.5% and 54.2% of the related revenue in the first quarters of 2006 and 2005, respectively. The increased cost of consulting and education services is primarily the result of a $1.3 million increase over the first quarter of 2005 for salary, benefit and bonus expense, as we added headcount to meet increased customer demand for these services.
Cost of revenue in providing donor prospect research and data modeling services (analytic services) was $0.9 million and $1.0 million in the first quarter of 2006 and 2005, respectively. These amounts represent 77.1% and 78.5% of related revenues for the first quarter of 2006 and 2005, respectively. The decreased expense of analytic services is due to a small reduction in salary, benefit and bonus expense of $0.1 million compared to the first quarter of 2005 due to a change in our method of allocation for some shared personnel.
Cost of maintenance
Cost of maintenance is primarily comprised of salary and benefits, including stock-based compensation, third-party contractor expenses, proprietary software and data expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of maintenance of $3.2 million in the first quarter of 2006 increased $0.6 million, or 23.1%, compared with $2.6 million in the first quarter of 2005. Excluding stock-based compensation, these amounts represent 16.6% and 15.4% of maintenance revenue for the first quarter of 2006 and 2005, respectively. Compared with the first quarter of 2005, salary, benefit, and bonus expense increased $0.4 million due to increased headcount required to support the higher volumes of these services.
Cost of subscriptions
Cost of subscriptions is primarily comprised of salary and benefits, including stock-based compensation, proprietary software and data expenses, hosting expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of subscriptions of $0.5 million in the first quarter of 2006 increased $0.1 million, or 25.0%, compared with $0.4 million in the first quarter of 2005. Excluding stock-based compensation, these amounts represent 23.2% and 28.3% of subscriptions revenue for the first quarter of 2006 and 2005, respectively. Compared with the first quarter of 2005, salary, benefit, and bonus expense increased $0.1 million in the first quarter of 2006.
Cost of other revenue
Cost of other revenue includes salaries and benefits, costs of business forms, hardware costs, reimbursable expenses relating to the performance of services at customer locations, and an allocation of facilities and depreciation expenses. Cost of other revenue of $1.1 million in the first quarter of 2006 increased $0.3 million, or 37.5%, compared with $0.8 million in the first quarter of 2005. These amounts represent 84.5% and 87.2% of other revenue for the first quarter of 2006 and 2005, respectively. Compared with the first quarter of 2005, billable travel costs increased $0.3 million in the first quarter of 2006.

Operating expenses
Sales and marketing
Sales and marketing expenses include salaries and related human resource costs of our sales and marketing organizations, travel and entertainment expenses, sales commissions, advertising and marketing materials, public relations, non-cash stock-based compensation charges, and an allocation of facilities and depreciation expenses. Sales and marketing costs increased $1.5 million, or 19.2%, from $7.8 million in the first quarter of 2005, including $0.1 million of stock-based compensation, to $9.3 million in the first quarter of 2006, including $0.2 million in stock-based compensation. Excluding stock-based compensation costs, sales and marketing expenses represent 20.7% and 20.5% of total revenue in the first quarter of 2006 and 2005, respectively. Compared with the first quarter of 2005, salary, benefit, and bonus expense increased $1.0 million due to increases in the size and skill set of our sales force. Additionally, we paid $0.3 million more in the first quarter of 2006 than the same period in 2005 related to higher commissionable sales, and incurred $0.2 million additional travel expenses.
Research and development
Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools, non-cash stock-based compensation charges, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $6.0 million in the first quarter of 2006, including $0.2 million of stock-based compensation, increased $0.9 million or 17.7% over first quarter 2005 costs of $5.1 million, including $0.1 million in stock-based compensation. Excluding stock-based compensation costs, research and development expenses represented 13.3% and 13.5% of total revenue in the first quarter of 2006 and 2005, respectively. Compared with the first quarter of 2005, salary, benefit, and bonus expense increased $0.6 million as a result of headcount increases to support enhancements to our existing products and development of new product offerings, and were coupled with $0.2 million increase in offshore development and other costs.
General and administrative
General and administrative expenses consist primarily of salaries and related human resource costs for general corporate functions, including finance, accounting, legal, human resources, senior executives, facilities and corporate development; third-party professional fees; offering costs; bad debt; insurance; non-cash stock-based compensation charges; and other administrative expenses. General and administrative expenses were $5.5 million in the first quarter of 2006, including $1.4 million of stock-based compensation expense. In the first quarter of 2005, we showed a net benefit of $4.0 million in general and administrative expenses due to a stock-based compensation benefit of $7.9 million. Excluding stock-based compensation, our first quarter 2006 general and administrative expenses of $4.1 million increased by $0.3 million, or 7.9%, over the first quarter of 2005 expense of $3.8 million. Excluding the stock-based compensation expense, general and administrative expenses represent 9.3% and 10.3% of total revenue in the first quarter of 2006 and 2005, respectively. The increase in general and administrative costs in absolute dollars is principally due to $0.4 million in increased salary, benefit and bonus expense as we increased headcount in support of our growth, coupled with $0.2 million in increased expenses associated with operating as a public company, offset by lower professional fees and other administrative costs.
Stock-based compensation
Beginning on January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective transition method. The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statements of operations for the three months ended March 31, 2006 and 2005 includes $2.0 million of stock-based compensation expense and $7.6 million of stock-based compensation benefit, respectively, illustrated below:

	Three months ended	Three months ended
(in thousands)	March 31, 2006	March 31, 2005
Cost of services	$140	$91
Cost of maintenance	29	11
Cost of subscriptions	4	—
Sales and marketing	220	74
Research and development	191	55
General and administrative	1,390	(7,871)

Total expense (benefit)	$1,974	$(7,640)

Prior to the adoption of SFAS No. 123(R), we accounted for options under APB No. 25. Because of certain provisions in certain of the option agreements, we were required to account for these options under variable accounting. Variable accounting required marking these options to the market price on the reporting date and recognizing a corresponding expense or benefit in our financial statements. The net stock-based compensation benefit for the three months ended March 31, 2005 was principally the result of marking to market the 3.5 million options held by our former CEO from the closing price of $14.64 per share at December 31, 2004 to the closing price of $12.60 per share at March 31, 2005; this resulted in a stock-based compensation benefit of $7.9 million. Offsetting this amount was stock-based compensation expense of approximately $0.3 million related to amortization of deferred compensation associated with options held by employees, previously subject to variable accounting, which became fixed upon completion of the initial public offering.
We have separately disclosed stock-based compensation throughout this discussion and in our financial statements and we have shown a reconciliation of stock-based compensation as it relates to all affected categories of expenses above. We have discussed our segment costs on a basis excluding stock-based compensation, because we believe this presentation allows investors better understandability and comparability of our operating expenses. Had stock-based compensation been included in each segment discussed above, the results as a percentage of segment revenue and as a percentage of total revenue would have been as follows:

	First quarter 2006			First quarter 2005
	Without	Impact of	With	Without	Impact of	With
	stock-based	stock-based	stock-based	stock-based	stock-based	stock-based
	compensation	compensation	compensation	compensation	compensation	compensation
(as a percentage of segment revenue)
Cost of license fees	9.3%	—%	9.3%	14.6%	—%	14.6%
Cost of services	58.1	1.0	59.1	56.1	0.8	56.9
Cost of maintenance	16.6	0.1	16.7	15.4	—	15.4
Cost of subscriptions	23.2	0.2	23.4	28.3	—	28.3
Cost of other revenue	84.5	—	84.5	87.2	—	87.2

(as a percentage of total revenue)
Sales and marketing	20.7%	0.5%	21.2%	20.5%	0.3%	20.8%
Research and development	13.3	0.5	13.8	13.5	0.1	13.6
General and administrative	9.3	3.2	12.5	10.3	(21.1)	(10.8)

Interest expense
Our only interest expense during the first quarters of 2006 and 2005 was solely related to the amortization of deferred financing fees associated with our revolving credit facility which we had not utilized as of March 31, 2006.
Other expense, net
Other expense consists of foreign exchange gains and losses and miscellaneous non-operating income and expense items. Other expense, from foreign exchange activity, was nominal in the first quarter of 2006 compared to a loss of $0.1 million in the same period of 2005.
Income tax provision
We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Based on our current assessment of our tax position, we expect an annual effective tax rate of 39.4% in 2006, which has been used in the period ended March 31, 2006. We had an effective tax rate of 28.6% in 2005, which differed from our quarterly rates due to the booking of estimated tax credits and offsetting valuation allowances in certain quarters. The effective tax rate for the period ended March 31, 2005 was 37.6%.
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
Our deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. Federal income tax rate of 34.8%. This U.S. Federal income tax rate is based on our expectation that our deductible and taxable temporary differences will reverse over a period of years during which, except for 2006 due to anticipated stock option exercises and other reductions in income, we will have annual taxable income exceeding $10.0 million per year. If our results of operations fall below that threshold in the future, we will adjust our deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. Federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
Liquidity and capital resources
At March 31, 2006, cash and cash equivalents totaled $16.5 million, compared to $22.7 million at December 31, 2005. The $6.2 million decrease in cash and cash equivalents during the first three months of 2006 is principally the result of $6.3 million used to purchase our stock, $6.1 million used in the acquisition of Campagne Associates and $3.0 million in dividends paid to stockholders, partially offset by $6.2 million in proceeds and tax benefits from the exercise of stock options and $3.3 million of cash generated from operations.
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
Operating cash flow
Net cash provided by operating activities of $3.3 million in the three-month period ended March 31, 2006 decreased by $4.1 million, or 55.4% compared with $7.4 million reported in the three-month period ended March 31, 2005. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash (benefits) expenses such as depreciation and amortization; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; (iii) adjustments to our provision for sales returns and allowances; and (iv) changes in our working capital, which are primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing an increase in working capital of $1.4 million in the first three months of 2006 and $0.2 million decrease in the first three months of 2005), together with changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets (collectively representing an increase in working capital of $5.9 million and $5.5 million in the three-month periods ended March 31, 2006 and 2005, respectively) due to timing of payments. In addition, under the modified prospective method of implementing SFAS 123(R), which we adopted in the first quarter of 2006, the tax benefits on the exercise of stock options are shown as a financing inflow rather than as an operating inflow in the current quarter. However, as required under that transition method, prior periods are not restated to conform to the current presentation.
Investing cash flow
Net cash used in the three-month period ended March 31, 2006 for investing activities was $6.3 million compared to $0.1 million of net cash used in investing activities during the three-month period ended March 31, 2005. The increase is principally due to the acquisition of Campagne Associates, a New Hampshire-based provider of fundraising software in January 2006. Along with assets acquired and liabilities assumed based on their estimated fair values, we also acquired an identifiable intangible asset consisting of several items, including existing customer relationships, software, non-compete agreements and the trade name of their primary product.
Financing cash flow
Net cash used in financing activities for the three-month period ended March 31, 2006 was $3.1 million, comprised of $6.3 million for purchases of our stock and a dividend payment of $3.0 million to stockholders, offset by proceeds of $3.3 million from the exercise of stock options and $2.9 million of tax benefits on those exercises. Comparatively, net cash used in financing activities for the three-month period ended March 31, 2005 was $6.1 million, comprised of $8.0 million for purchases of our stock and a dividend payment of $2.2 million to stockholders, offset by proceeds of $4.1 million from the exercise of stock options.
Commitments and contingencies
As of March 31, 2006, we had no outstanding debt.
At March 31, 2006 we had future minimum lease commitments of $22.2 million as follows (amounts in thousands):

	Payments due by period
	2006	2007	2008-2009	2010 and after	Totals
Operating leases	$3,890	$4,927	$10,180	$3,153	$22,150

These commitments have not been reduced by the future minimum lease commitments under various sublease agreements extended through 2008.
In addition, we have a commitment of $200,000 payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. We incurred expense under this agreement of $50,000 for each of the three-month periods ended March 31, 2006 and 2005.
We utilize third party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitment under these arrangements is approximately $0.5 million through 2008. We incurred expense under these arrangements of $129,000 and $224,000 for the three months ended March 31, 2006 and 2005, respectively.
Foreign currency exchange rates
Approximately 11.9% of our total net revenue for the three-month period ended March 31, 2006 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.1 million at both March 31, 2006 and 2005.
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
The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. While we expect to be able to qualify for the new tax deduction in future years, due to a projected tax loss we do not expect to qualify for the deduction in 2006. We have not completed the process of evaluating the impact in future years of adopting FAS 109-1 and are therefore unable to disclose the effect that adopting FSP 109-1 will have on our financial statements.
The FASB also issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We did not make any repatriation of foreign earnings that qualified for this special tax treatment and the adoption of FSP 109-2 will have no effect on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Due to the nature of our short-term investments and our lack of material debt, we have concluded that we currently face no material interest risk exposure. Therefore, no quantitative tabular disclosures are required. For further discussion, see the “Foreign currency exchange rates” section beginning on page 26.
Item 4. Controls and Procedures
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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Information about shares of common stock repurchased during the first quarter of 2006 under our stock repurchase program announced on July 26, 2005 appears in the table below.

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares
			purchased as	that may yet
	(a)	(b)	part of	be
	Total	Average	publicly	purchased
	number of	price	announced	under the
	shares	paid per	plans or	plan or
Period	purchased	share	programs	programs (1)
January 1, 2006 through January 31, 2006	254,300	$16.92	254,300	$23,729,631
February 1, 2006 through February 28, 2006	110,300	$17.68	110,300	$21,779,841
March 1, 2005 through March 31, 2006	—	—	—	$21,779,841
Total	364,600	$17.15	364,600	$21,779,841

(1)	On July 26, 2005, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $35.0 million of our outstanding shares of common stock. The shares may be purchased in conjunction with a public offering of our common stock, from time to time on the open market or in privately negotiated transactions depending upon market condition and other factors, all in accordance with the requirements of applicable law. There is no set termination date for this repurchase program.
Item 6. Exhibits
     Exhibits:
31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: May 10, 2006	By:	/s/ Marc E. Chardon

Marc E. Chardon
President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Timothy V. Williams

Timothy V. Williams
Vice President and Chief Financial Officer