Form 10-Q
period 2006-06-30
BLACKBAUD INC
filed 2006-08-09
CIK 1280058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
YES ☐ NO ☑
     The number of shares of the registrant’s Common Stock outstanding as of August 4, 2006 was 43,887,329.

BLACKBAUD, INC.

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements Consolidated balance sheets as of June 30, 2006 and December 31, 2005 (unaudited)	1
	Consolidated statements of operations for the Three and Six Months Ended June 30, 2006 and 2005 (unaudited)	2
	Consolidated statements of cash flows for the Six Months Ended June 30, 2006 and 2005 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the Six Months Ended June 30, 2006 and the Year Ended December 31, 2005 (unaudited)	4
	Condensed Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits	35

Signatures		36
Ex-10.26
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except share amounts)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$30,921	$22,683
Cash, restricted	506	—
Accounts receivable, net of allowance of $1,200 and $1,100, respectively	34,722	25,577
Prepaid expenses and other current assets	7,550	8,741
Deferred tax asset, current portion	8,149	7,600

Total current assets	81,848	64,601
Property and equipment, net	8,854	8,700
Deferred tax asset	66,459	71,487
Goodwill	2,367	2,208
Intangible assets, net	8,287	396
Other assets	70	106

Total assets	$167,885	$147,498

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,230	$4,683
Accrued expenses and other current liabilities	14,169	15,806
Deferred acquisition costs, current portion	506	—
Deferred revenue	67,957	59,459

Total current liabilities	85,862	79,948
Deferred acquisition costs, long-term portion	265	—
Long-term deferred revenue	1,883	1,279

Total liabilities	88,010	81,227

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value; 180,000,000 shares authorized, 48,473,773 and 47,529,836 shares issued at June 30, 2006 and December 31, 2005, respectively	48	48
Additional paid-in capital	80,231	73,583
Deferred compensation	—	(6,497)
Treasury stock, at cost; 4,669,084 and 4,267,313 shares at June 30, 2006 and December 31, 2005, respectively	(67,893)	(60,902)
Accumulated other comprehensive income	245	92
Retained earnings	67,244	59,947

Total stockholders’ equity	79,875	66,271

Total liabilities and stockholders’ equity	$167,885	$147,498

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2006	2005	2006	2005

Revenue
License fees	$9,234	$8,304	$16,455	$14,772
Services	15,695	14,112	29,409	25,584
Maintenance	20,042	17,527	39,241	34,642
Subscriptions	2,478	1,667	4,786	3,133
Other revenue	1,328	1,198	2,618	2,080

Total revenue	48,777	42,808	92,509	80,211

Cost of revenue
Cost of license fees	510	1,140	1,180	2,086
Cost of services (of which $140, $83, $280 and $174 in the three months ended June 30, 2006 and 2005 and in the six months ended June 30, 2006 and 2005, respectively, was stock-based compensation expense)	8,147	7,087	16,258	13,613
Cost of maintenance (of which $29, $11, $58 and $22 in the three months ended June 30, 2006 and 2005 and in the six months ended June 30, 2006 and 2005, respectively, was stock-based compensation expense)	3,451	2,664	6,658	5,304
Cost of subscriptions (of which $5, $0, $9 and $0 in the three months ended June 30, 2006 and 2005 and in the six months ended June 30, 2006 and 2005, respectively, was stock-based compensation expense)	577	418	1,117	834
Cost of other revenue	1,415	1,165	2,505	1,935

Total cost of revenue	14,100	12,474	27,718	23,772

Gross profit	34,677	30,334	64,791	56,439

Operating expenses
Sales and marketing (of which $220, $70, $440 and $144 in the three months ended June 30, 2006 and 2005 and in the six months ended June 30, 2006 and 2005, respectively, was stock-based compensation expense)	10,537	8,882	19,821	16,638
Research and development (of which $188, $42, $379 and $97 in the three months ended June 30, 2006 and 2005 and in the six months ended June 30, 2006 and 2005, respectively, was stock-based compensation expense)	5,886	5,325	11,910	10,427
General and administrative (of which $1,420, $3,114, $2,810 and $(4,757) in the three months ended June 30, 2006 and 2005 and in the six months ended June 30, 2006 and 2005, respectively, was stock-based compensation expense (benefit))	5,627	7,120	11,088	3,084
Amortization	190	—	319	—

Total operating expenses	22,240	21,327	43,138	30,149

Income from operations	12,437	9,007	21,653	26,290
Interest income	224	327	373	580
Interest expense	(12)	(12)	(24)	(25)
Other (expense) income, net	(103)	109	(132)	(2)

Income before provision for income taxes	12,546	9,431	21,870	26,843
Income tax provision	4,816	896	8,470	7,449

Net income	$7,730	$8,535	$13,400	$19,394

Earnings per share
Basic	$0.18	$0.19	$0.31	$0.45
Diluted	$0.17	$0.18	$0.30	$0.40

Common shares and equivalents outstanding
Basic weighted average shares	43,218,530	43,869,796	43,052,552	42,958,761
Diluted weighted average shares	44,650,455	48,675,998	44,577,197	48,097,775
Dividends per share	$0.07	$0.05	$0.14	$0.10
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2006	2005

Cash flows from operating activities
Net income	$13,400	$19,394
Adjustments to reconcile net income to net provided by operating activities
Depreciation and amortization	1,745	1,359
Provision for doubtful accounts and sales returns	572	694
Stock-based compensation expense (benefit)	3,976	(3,881)
Amortization of deferred financing fees	24	24
Deferred taxes	4,033	6,012
Excess tax benefit on exercise of stock options	—	3,269
Changes in assets and liabilities, net of acquisition
Accounts receivable	(9,276)	(8,846)
Prepaid expenses and other assets	1,224	(2,723)
Trade accounts payable	(1,467)	28
Accrued expenses and other current liabilities	(1,772)	(2,367)
Deferred revenue	7,176	6,365

Total adjustments	6,235	(66)

Net cash provided by operating activities	19,635	19,328

Cash flows from investing activities
Purchase of property and equipment	(1,434)	(890)
Purchase of net assets of acquired companies	(6,083)	(497)

Net cash used in investing activities	(7,517)	(1,387)

Cash flows from financing activities
Payments on capital lease obligations	—	(44)
Proceeds from exercise of stock options	4,766	5,411
Excess tax benefit on exercise of stock options	4,403	—
Purchase of treasury stock	(6,991)	(10,630)
Dividend payments to stockholders	(6,103)	(4,297)

Net cash used in financing activities	(3,925)	(9,560)

Effect of exchange rate on cash and cash equivalents	45	(81)

Net increase in cash and cash equivalents	8,238	8,300
Cash and cash equivalents, beginning of period	22,683	42,144

Cash and cash equivalents, end of period	$30,921	$50,444

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity and comprehensive income
(Unaudited)

						Accumulated
				Additional		other			Total
	Comprehensive	Common stock		paid-in	Treasury	comprehensive	Deferred	Retained	stockholders’
(in thousands, except share amounts)	income	Shares	Amount	capital	stock	(loss) income	compensation	earnings	equity
Balance, December 31, 2004		42,549,056	$43	$55,292	$—	$355	$(1,064)	$35,163	$89,789

Exercise of stock options	$—	4,493,047	5	3,645	—	—	—	—	3,650
Purchase of treasury shares	—	—	—	—	(60,902)	—	—	—	(60,902)
Payment of dividends	—	—	—	—	—	—	—	(8,517)	(8,517)
Translation adjustment, net of tax	(263)	—	—	—	—	(263)	—	—	(263)
Deferred compensation related to options issued to employees	—	—	—	(509)	—	—	818	—	309
Reversal of deferred compensation related to option cancellations	—	—	—	(55)	—	—	55	—	—
Amortization of deferred compensation	—	—	—	—	—	—	315	—	315
Tax impact of exercise of nonqualified stock options	—	—	—	8,589	—	—	—	—	8,589
Restricted stock grants	—	487,733	—	6,621	—	—	(6,621)	—	—
Net income	33,301	—	—	—	—	—	—	33,301	33,301

Comprehensive income	$33,038

Balance, December 31, 2005		47,529,836	48	73,583	(60,902)	92	(6,497)	59,947	66,271

Exercise of stock options	$—	964,306	—	4,766	—	—	—	—	4,766
Purchase of treasury shares	—	—	—	—	(6,982)	—	—	—	(6,982)
Payment of dividends	—	—	—	—	—	—	—	(6,103)	(6,103)
Translation adjustment, net of tax	153	—	—	—	—	153	—	—	153
Reclassification due to change in accounting principle	—	—	—	(6,497)	—	—	6,497	—	—
Cumulative effect adjustment to assume historical forfeitures	—	—	—	(20)	—	—	—	—	(20)
Stock-based compensation	—	—	—	3,996	—	—	—	—	3,996
Tax impact of exercise of nonqualified stock options	—	—	—	4,403	—	—	—	—	4,403
Restricted stock grants	—	14,109	—	—	—	—	—	—	—
Restricted stock cancellations	—	(34,478)	—	—	(9)	—	—	—	(9)
Net income	13,400	—	—	—	—	—	—	13,400	13,400

Comprehensive income	$13,553

Balance, June 30, 2006		48,473,773	$48	$80,231	$(67,893)	$245	$—	$67,244	$79,875

The accompanying notes are an integral part of these consolidated financial statements

Blackbaud, Inc.
Condensed notes to consolidated financial statements
June 30, 2006
(Unaudited)
1. Organization
Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of June 30, 2006 the Company had more than 15,000 active customers distributed across multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international foreign affairs.
2. Summary of significant accounting policies
Unaudited interim financial statements
The interim consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholder’s equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States of America. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Revenue recognition
The Company’s revenue is generated primarily by licensing its software products and providing support, training, consulting, technical, hosting and other professional services for those products. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.
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
The Company’s services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel and lodging related expenses. For small service engagements, less than approximately $10,000, the Company frequently contracts for and bills based on a fixed fee plus reimbursable travel and lodging expenses. The Company recognizes this revenue upon completion of the work performed. When the Company’s services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the Company’s software and rarely exceed three months in duration. The Company recognizes revenue as these services are performed. When the Company sells hosting separately from consulting, installation and implementation services, it recognizes that revenue ratably over the service period.
The Company sells training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. During the second quarter of 2005, the Company introduced the Blackbaud Training Pass, which permits customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions. This revenue is recognized ratably over the stated contract period. The Company recognizes revenue from donor prospect research and data modeling service engagements upon delivery.
To the extent that the Company’s customers pay for the above-described services in advance of delivery, the amounts are recorded in deferred revenue.
Stock-based compensation
Effective January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment (“SFAS No.123(R)”), using the modified prospective application method. SFAS No. 123(R) replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Under the modified prospective application method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123(R) apply to grants made after the adoption date, awards modified, repurchased or cancelled after the adoption date, and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption is recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123 pro-forma disclosures.
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
The adoption of SFAS No. 123(R) resulted in the reclassification of $6,497,000 of unamortized deferred compensation that had previously been subject to variable accounting under APB No. 25, and a nominal cumulative effect adjustment to apply an assumed forfeiture rate to expense previously taken on options unvested as of the date of adoption, which was recorded in General and Administrative expenses.
The adoption of SFAS No. 123(R) had a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. See Note 10 of these financial statements and discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report for further information regarding our stock-based compensation assumptions and expenses, including pro-forma disclosures for prior periods under the provisions of SFAS No. 123. No new stock options were issued in the six months ended June 30, 2006. The fair value of the Company’s options issued in prior periods was determined using the Black-Scholes option-pricing model. In 2005, the Company began issuing restricted stock under the 2004 Stock Plan. The fair value of the Company’s restricted stock awards is determined by using the closing price of the Company’s shares, as traded on the NASDAQ exchange, on the date of grant.
Income taxes
Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with a recapitalization agreement, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and as a result of the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company has not recorded a valuation allowance against this item in its deferred tax asset as of June 30, 2006 or December 31, 2005, as the Company believes it will be able to utilize this benefit, which is dependent upon the Company’s ability to generate taxable income.
Significant judgment is required in determining the provision for income taxes. The Company records its tax provision at the anticipated tax rates based on estimates of annual pretax income. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. The Company’s deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. federal income tax rate of 34.9%. This U.S. federal income tax rate is based on the Company’s expectation that the Company’s deductible and taxable temporary differences will reverse over a period of years during which, except for 2006 due to stock option exercises and other reductions to taxable income, the Company will have annual taxable income exceeding $10,000,000 per year. If the Company’s results of operations fall below that threshold in the future, the Company will adjust its deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
New accounting pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. The interpretation attempts to clarify the accounting for uncertainty in income taxes recognized under current GAAP, and also provides guidance on items such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 requires evaluation of uncertain tax positions against a more-likely-than-not recognition threshold, and requires immediate recognition of positions that exceed that threshold, and immediate derecognition when conditions change that move a previously recognized position below that threshold. The Company has not completed the process of evaluating the impact in future periods of adopting FIN No. 48 and is therefore unable to disclose the effect that adoption will have on the Company’s financial statements.
In June 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company adopted SFAS No. 154 on January 1, 2006.
The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (“SFAS No. 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. While the Company expects to be able to qualify for the new tax deduction in future years, the Company does not expect to qualify for the deduction in the current year, as the Company does not expect to have any taxable income in 2006. The Company has not completed the process of evaluating the impact in future years of adopting FSP 109-1 and is therefore unable to disclose the effect that adopting FSP 109-1 will have on its financial statements.
The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company did not make any repatriation of foreign earnings that qualified for this special tax treatment and adoption of FSP 109-2 will have no effect on the Company’s financial statements.
3. Acquisition
In January 2006, the Company acquired Campagne Associates, Ltd., the New Hampshire-based provider of GiftMaker Pro™ fundraising software, for approximately $6,100,000. Included in this amount is $500,000 of purchase price that is contingent upon the seller satisfying certain conditions set forth in the purchase agreement, which has been classified in the consolidated balance sheets as restricted cash. The Company also agreed to pay additional contingent consideration of up to $2,000,000 based upon performance of the acquired business over the next two years. The transaction was accounted for in accordance with the FASB’s Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), which requires that all acquisitions be accounted for under the purchase method. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The net fair values of the identified assets acquired and liabilities assumed exceeded the amount of the cash purchase price by $1,260,000 which, in accordance with SFAS No. 141, was recorded as a deferred acquisition cost. Simultaneously, the Company recognized a deferred tax liability on the acquisition in connection with the difference between depreciable book value and depreciable tax basis, for $489,000, which reduced the deferred acquisition costs by that amount. Of the remaining $771,000 deferred acquisition costs, approximately $500,000 has been classified as a current liability. Identifiable intangible assets consisting of various items, including existing customer relationships, software, non-compete agreements and a trade name, with a value aggregating $8,182,000 were recorded as part of the purchase price allocation. These intangible assets will be amortized over their estimated useful lives, ranging from three to fifteen years.
Amortization expense for the three and six months ended June 30, 2006 related to this acquisition was $181,000 and $301,000, respectively. The aggregate amortization expense related to this acquisition for 2006 through 2010 is estimated to be approximately $747,000 per year. In addition, the Company recorded additional amortization expense, related to previous acquisitions, of $9,000 and $18,000 in the three and six months ended June 30, 2006, respectively. There was no amortization expense recorded in the three and six months ended June 30, 2005.

4. Earnings per share
The Company computes earnings per common share in accordance with SFAS Statement No. 128, Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and shares of non-vested restricted stock.
Diluted earnings per share for the three months ended June 30, 2006 and 2005 includes the effect of 1,284,683 and 4,806,202 potential common shares, respectively, as they are dilutive. Dilutive earnings per share for the six months ended June 30, 2006 and 2005 includes the effect of 1,392,003 and 5,139,014 potential common shares, respectively, as they are dilutive. Diluted earnings per share for the three months ended June 30, 2006 and 2005 does not include the effect of 800,000 and 25,000 potential common share equivalents, respectively, as they are anti-dilutive. Dilutive earnings per share for the six months ended June 30, 2006 and 2005 does not include the effect of 800,000 and 25,000 potential common share equivalents, respectively, as they are anti-dilutive.
The following table sets forth the computation of basic and fully diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands except share and per share amounts)	2006	2005	2006	2005
Numerator:
Net income	$7,730	$8,535	$13,400	$19,394

Denominator:
Weighted average common shares	43,218,530	43,869,796	43,052,552	42,958,761

Weighted average common shares from restricted stock issuance	147,242	—	132,642	—
Add effect of dilutive securities
Employee stock-based compensation	1,284,683	4,806,202	1,392,003	5,139,014

Weighted average common shares assuming dilution	44,650,455	48,675,998	44,577,197	48,097,775

Earnings per share:
Basic	$0.18	$0.19	$0.31	$0.45
Diluted	$0.17	$0.18	$0.30	$0.40
5. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2006 and December 31, 2005.

	June 30,	December 31,

(in thousands)	2006	2005

Prepaid rent	$481	$469
Prepaid insurance	173	382
Prepaid software maintenance and royalties	734	639
Taxes, prepaid and receivable	5,477	6,734
Other	685	517

	$7,550	$8,741

6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2006 and December 31, 2005.

	June 30,	December 31,

(in thousands)	2006	2005

Accrued bonuses	$3,560	$4,801
Accrued commissions and salaries	1,796	1,578
Customer credit balances	815	824
Taxes payable	4,014	3,699
Accrued accounting and legal costs	1,492	1,523
Accrued health care costs	691	839
Other	1,801	2,542

	$14,169	$15,806

7. Credit agreement
On September 3, 2004, the Company entered into a $30.0 million revolving credit facility. Amounts borrowed under the $30.0 million revolving credit facility bear interest, at the Company’s option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on the Company’s consolidated leverage ratio as defined. Amounts outstanding under the facility are not secured by a lien on the Company’s assets, but are guaranteed by the Company’s operating subsidiaries and the facility is subject to covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. There were no principal or interest amounts outstanding under the facility as of June 30, 2006, and the Company is currently in compliance with all covenants under the agreement. The termination date of the facility is September 30, 2007.
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
The Company has subleased a portion of its headquarters facility under various agreements extending through 2008. Under these agreements, rent expense was reduced by $121,000 and $118,000 for the three months ended June 30, 2006 and 2005, respectively, and was reduced by $242,000 and $236,000 for the six months ended June 30, 2006 and 2005, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $484,000, $478,000, and $128,000 for the years 2006, 2007, and 2008, respectively. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $435,000 and $400,000 for the three months ended June 30, 2006 and 2005, respectively, and $862,000 and $680,000 for the six months ended June 30, 2006 and 2005, respectively.
Other commitments
The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. The Company incurred expense under this agreement of $50,000 for each of the three-month periods ended June 30, 2006 and 2005, and $100,000 for each of the six-month periods ended June 30, 2006 and 2005.
The Company utilizes third party relationships in conjunction with its products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitment under these arrangements at June 30, 2006 is approximately $447,000 through 2008. The Company incurred expense under these arrangements of $199,000 and $155,000 for the three-months ended June 30, 2006 and 2005, respectively, and $328,000 and $312,000 for the six-months ended June 30, 2006 and 2005, respectively.
Legal contingencies
The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s balance sheets or statements of operations.

9. Income taxes
Income taxes for the three-month period ended June 30, 2006 were calculated using the projected effective tax rate for fiscal 2006 in accordance with SFAS No. 109. The Company estimates that in the fiscal year ending December 31, 2006, it will have an effective tax rate of approximately 39.3%, which was applied as the effective rate for the quarter ended June 30, 2006 and excludes quarter-specific benefits or detriments. The Company’s effective tax rate for the three-month period ended June 30, 2006 was 38.4%. The Company’s effective tax rate for the three-month period ended June 30, 2005 was 9.5%, principally as a result of the reversal of a portion of its valuation allowance against certain state tax credits. The Company’s deferred tax asset at December 31, 2004, included state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that begin to expire in 2015. The Company established a valuation allowance against these credits when the assets were recorded because, based on information available at that time, it was not deemed probable that the deferred tax assets would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of related state NOLs, the Company released $2.9 million of the valuation allowance on the deferred tax asset related to these state income tax credits. This resulted in a credit to its income tax expense of $2.9 million for the three and six months ended June 30, 2005. No changes to the valuation allowance have occurred in 2006.
10. Stockholders’ equity
Preferred stock
The Company has authorized 20,000,000 shares of preferred stock. No shares were issued and outstanding at June 30, 2006 and December 31, 2005. The Company’s Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.
Dividends
On May 5, 2006, the Company’s Board of Directors declared a second quarter dividend of $0.07 per share, which was paid on June 15, 2006 to stockholders of record on May 28, 2006.
Stock repurchase program
On July 26, 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to buy back up to $35,000,000 of the Company’s outstanding shares of common stock. The shares may be purchased in conjunction with a public offering of the Company’s stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. Under the program, in the second quarter of 2006, the Company purchased 36,700 shares of its common stock at an average price of $19.85 per share. In the first six months of 2006, the Company purchased 401,300 shares of its common stock at an average price of $17.40 per share. The Company accounts for purchases of treasury stock under the cost method which resulted in an increase to the treasury stock balance of approximately $728,500 and $6,982,000 in the three and six months ended June 30, 2006, respectively.
Employee stock-based compensation plans
The Company has adopted four stock-based compensation plans: the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 2001 Stock Option Plan (the “2001 Plan”) and the 2004 Stock Plan (the “2004 Plan”) on October 13, 1999, May 2, 2000, July 1, 2001, and March 23, 2004, respectively. The Company’s Board of Directors administers the above plans and the stock-based awards are granted under terms determined by them. The total number of authorized stock-based awards under these plans is 12,069,269. The majority of the stock-based awards granted under these plans have a 10-year contractual term. The lone current exception is the option to purchase 800,000 shares of common stock granted to the current Chief Executive Officer (“CEO”), which has a 7-year contractual term.
The option agreements under all of the plans, except the 2004 Plan, provide that all unvested options vest upon a change in control of the Company, as defined. The options granted to the current CEO under the 2004 Plan also vest upon a change in control of the Company, as provided in the employment agreement and the agreement evidencing the stock option between the Company and the CEO.
The Company granted options under the 1999 Plan to purchase shares of common stock at an exercise price of $4.80 per share, of which 396,772 were outstanding at June 30, 2006. The options granted under this plan have two vesting schedules. Options totaling 275,232 vested 37.5% after one and a half years following the grant date and the remaining 62.5% vested ratably over two and a half years at six-month intervals. The 121,540 remaining options vested ratably over four years at six-month intervals. All options under the 1999 Plan were fully vested as of June 30, 2006.
The Company granted options under the 2000 Plan to purchase shares of common stock at an exercise price of $4.80 per share, of which none were outstanding at June 30, 2006.
The Company has granted options under the 2001 Plan to purchase shares of common stock at an exercise price of $4.80, $5.44, $7.20, $8.00 and $9.04 per share, of which 824,610, 485,095, 54,701, 27,157, and 13,274, respectively, were outstanding at June 30, 2006. The options vest in equal annual installments over four years from the date of grant. The option grants under this plan include a provision whereby the Company has the right to call shares exercised under the grants at a discount from fair market value if the employee is terminated for cause, as defined. This provision expired upon the Company’s initial public offering (“IPO”). The inclusion of this provision required the Company to account for all options issued under this plan after January 18, 2001 as variable awards and record compensation expense for the difference between the exercise price and the fair market value of the stock at each reporting date. There were 462,817 options under the 2001 Plan unvested at June 30, 2006.
The Company adopted the 2004 Plan on March 23, 2004. The Company has granted options under the 2004 Plan to purchase shares of common stock at an exercise price of $8.00, $8.60, $10.59, $13.05 and $16.10 per share, of which 30,000, 199,017, 81,250, 15,000 and 800,000, respectively, were outstanding at June 30, 2006. The options vest in equal annual installments over four years from the grant date, with the exception of 800,000 options which vest 25% on the first anniversary from the date of grant and the remaining 75% in 12 equal quarterly installments. There were 1,071,840 options under the 2004 Plan unvested at June 30, 2006.
The Company has also granted shares of common stock subject to certain restrictions under the 2004 Plan. Restricted stock grants vest in equal annual installments over four years from the grant date, except for 12,825 shares granted to non-employee directors which vest after one year. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted stock, including a deduction for the excess, if any, of the fair market value of restricted stock at the time of the vesting over their fair market value at the time of the grants, are credited to additional paid-in capital. There were 456,552 shares of restricted stock outstanding and unvested at June 30, 2006.
The Company recognizes compensation expense associated with options over the vesting period on an accelerated basis consistent with the method of amortizing used prior to adoption of SFAS 123(R). The Company recognizes compensation expense associated with restricted stock over the vesting period on a straight-line basis.
Stock-based compensation
Beginning on January 1, 2006, the Company adopted SFAS No. 123(R). See Note 2 for a description of the Company’s adoption. The adoption of SFAS No. 123(R) had a significant impact on the Company’s results of operations. The Company’s consolidated statements of operations for the three months ended June 30, 2006 and 2005 includes $2,002,000 and $3,320,000 of stock-based compensation expense, respectively, and includes $3,976,000 of stock-based compensation expense and $4,320,000 of stock-based compensation benefit for the six months ended June 30, 2006 and 2005, respectively.
Prior to the adoption of SFAS No. 123(R), the Company accounted for options under APB No. 25. Because of certain provisions in certain of the option agreements, the Company was required to account for these options under variable accounting. Variable accounting requires marking these options to the market price on the reporting date and recognizing a corresponding expense or benefit in the financial statements. Amortization of deferred compensation resulted in the Company recognizing stock option compensation benefit of $4,320,000 for the six months ended June 30, 2005, which is detailed below:

	Three months	Three months
	ended March 31,	ended June 30,	Six months ended
(in thousands)	2005	2005	June 30, 2005

Charge (credit) to adjust deferred compensation associated with fully vested and unexercised options of former CEO to period end closing stock price	$(7,908)	$2,648	$(5,260)

Charge to adjust deferred compensation associated with option exercises of former CEO to stock price on date of transaction	—	430	430

Amortization of deferred compensation associated with formerly variable options which became fixed upon the Company’s IPO	268	242	510

Total	$(7,640)	$3,320	$(4,320)

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
Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.37 years was $12,069,000 at June 30, 2006. The Company expects to expense an additional $3,539,000 of that total in the remaining six months of 2006.
The modified prospective transition method of SFAS No. 123(R) requires the windfall benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. As a result, for the six months ended June 30, 2006 this requirement resulted in the classification of $4,403,000 of excess windfall tax benefits as a net financing cash inflow which would have previously been reported as an operating cash inflow. For the first six months of 2005 those amounts are reported as operating cash flows in the statements of cash flows.
For the six months ended June 30, 2006, the effects of applying the provisions of SFAS 123(R) on our operating results were as follows:

	Six months ended June 30, 2006
	As if under	SFAS 123(R)
(in thousands, except share and per share amounts)	APB 25	adjustments	As reported
Income from operations	$24,526	$(2,873)	$21,653
Income before income taxes	24,743	(2,873)	21,870
Net income	15,319	(1,919)	13,400

Cash flow from operating activities	24,038	(4,403)	19,635
Cash flow from financing activities	(8,328)	4,403	(3,925)

Earnings per share:
Basic	$0.36	$(0.05)	$0.31
Diluted	$0.34	$(0.04)	$0.30
The following table sets forth the summary of option activity under the Company’s stock option program for the three months ended June 30, 2006:

		Weighted-
		average
	Shares	exercise price

Outstanding options at December 31, 2005	3,931,632	$7.69
Exercised	(964,306)	4.94
Forfeited	(40,450)	8.20

Outstanding options at June 30, 2006	2,926,876	$8.58

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $4,743,000 and $12,074,000, respectively, and the total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $13,404,000 and $19,209,000, respectively. There were no options granted during either the three or six months ended June 30, 2006 and 2005. All outstanding options granted by the Company had a fair market value assigned at grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in that model will continue to be monitored and will be disclosed in periods when options are granted.

Information regarding the stock options outstanding at June 30, 2006 is summarized below:

		Weighted average
		remaining
Range of	Outstanding as of	contractual life	Weighted average	Exercisable as of	Weighted average
exercise prices	6/30/2006	(in years)	exercise price	6/30/2006	exercise price

$4.80	1,221,382	4.2	$4.80	1,183,881	$4.80
$5.44	485,095	6.7	$5.44	134,518	$5.44
$7.20	54,701	7.2	$7.20	7,825	$7.20
$8.00	57,157	7.5	$8.00	13,094	$8.00
$8.60	199,017	8.1	$8.60	26,552	$8.60
$9.04	13,274	7.6	$9.04	8,849	$9.04
$10.59	81,250	8.2	$10.59	13,750	$10.59
$13.05	15,000	8.5	$13.05	3,750	$13.05
$16.10	800,000	6.4	$16.10	—	—

	2,926,876	5.8	$8.58	1,392,219	$5.08

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $41,320,000 and $24,525,000, respectively. The intrinsic value is calculated for in-the-money options as the difference between the market value as of June 30, 2006 and the exercise price of the shares.
A summary of unvested restricted stock as of June 30, 2006, and changes during the six months then ended, is as follows:

		Weighted-average
	Shares	fair value

Unvested Restricted Stock at December 31, 2005	487,733	$14.52
Granted	14,109	$17.84
Vested	(10,812)	$12.23
Forfeited	(34,478)	$14.28

Unvested Restricted Stock at June 30, 2006	456,552	$14.70

For the three and six months ended June 30, 2005, had the Company accounted for all employee stock-based compensation based on the fair value method as prescribed by SFAS No. 123, the Company’s net income and net income per share would have been the following pro-forma amounts:

	Three months ended	Six months ended
	June 30,	June 30,
(in thousands, except share and per share amounts)	2005	2005

Net income, as reported	$8,535	$19,394
Total stock option compensation expense (benefit), net of related tax effects included in the determination of net income as reported	2,437	(3,171)
Total stock option compensation (expense) benefit, net of related tax effects that would have been included in the determination of net income if the fair value method had been applied to all awards	(2,556)	1,574

Pro forma net income	$8,416	$17,797

Earnings per share:
Basic, as reported	$0.19	$0.45
Basic, pro forma	$0.19	$0.41
Diluted, as reported	$0.18	$0.40
Diluted, pro forma	$0.17	$0.37

11. Segment information
The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). SFAS No. 131 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers. The method of determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company has determined that its reportable segments are those that are based upon internal financial reports that disaggregate operating information into various reportable segments. The Company’s chief operating decision maker, as defined in SFAS No. 131, is its CEO. The CEO uses the information contained in these reports to evaluate performance and assist in making decisions about the allocation of resources.
In the first quarter of 2006, as part of the continued refinement of its business strategy, the Company identified two modifications to its previous approach to segment reporting under SFAS No. 131. At the beginning of 2006, the Company combined its consulting and training businesses under one managerial structure and began reporting the results of operations of these business units to the CEO as a combined entity. Additionally, as a result of the increased significance of its subscription revenue, the Company began to report the operating results from this segment separately to the CEO. Accordingly, the Company has amended its segment disclosure from the prior year to reflect these changes.
The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third party contractors, data expense and classroom rentals, for the three and six months ended June 30, 2006 and 2005 were as follows:

		Consulting and
		education	Analytic
(in thousands)	License fees	services(1)	services(2)	Maintenance	Subscriptions	Other	Total

Three months ended June 30, 2006
Revenue	$9,234	$13,582	$2,113	$20,042	$2,478	$1,328	$48,777
Direct controllable costs	510	6,448	706	2,832	512	1,413	12,421

Segment income	8,724	7,134	1,407	17,210	1,966	(85)	36,356
Corporate costs not allocated							1,679
Operating expenses							22,240
Interest (income) expense							(212)
Other expense (income), net							103

Income before provision for income taxes							$12,546

Three months ended June 30, 2005
Revenue	$8,304	$12,522	$1,590	$17,527	$1,667	$1,198	$42,808
Direct controllable costs	1,140	5,345	797	2,162	356	1,171	10,971

Segment income	7,164	7,177	793	15,365	1,311	27	31,837
Corporate costs not allocated							1,503
Operating expenses							21,327
Interest (income) expense							(315)
Other expense (income), net							(109)

Income before provision for income taxes							$9,431

		Consulting and
		education	Analytic
(in thousands)	License fees	services(1)	services(2)	Maintenance	Subscriptions	Other	Total

Six months ended June 30, 2006
Revenue	$16,455	$26,130	$3,279	$39,241	$4,786	$2,618	$92,509
Direct controllable costs	1,180	12,762	1,525	5,441	990	2,499	24,397

Segment income	15,275	13,368	1,754	33,800	3,796	119	68,112
Corporate costs not allocated							3,321
Operating expenses							43,138
Interest (income) expense							(349)
Other expense (income), net							132

Income before provision for income taxes							$21,870

Six months ended June 30, 2005
Revenue	$14,772	$22,699	$2,885	$34,642	$3,133	$2,080	$80,211
Direct controllable costs	2,086	10,032	1,623	4,277	712	1,934	20,664

Segment income	12,686	12,667	1,262	30,365	2,421	146	59,547
Corporate costs not allocated							3,108
Operating expenses							30,149
Interest (income) expense							(555)
Other expense (income), net							2

Income before provision for income taxes							$26,843

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other educational services.

(2)	This segment consists of donor prospect research and data modeling services.
12. Subsequent events
On August 7, 2006, the Company declared a third quarter dividend of $0.07 per share, payable on September 15, 2006 to stockholders of record on August 28, 2006.

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
Overview
We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of June 30, 2006 we had more than 15,000 customers. Our customers operate in multiple verticals within the nonprofit market, including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international foreign affairs.
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
Critical accounting policies and estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period and related disclosures of contingent assets and liabilities. The most significant estimates and assumptions relate to our revenue recognition, our allowance for sales returns and doubtful accounts, our valuation of long-lived and intangible assets and goodwill, stock-based compensation, and our provision for income taxes and valuation of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. We are not aware of any circumstances in the past that have caused these estimates and assumptions to be materially wrong. Furthermore, we are not currently aware of any material changes in our business that might cause these assumptions or estimates to differ significantly. In our discussion below of deferred taxes, the most significant asset subject to such assumptions and estimates, we have described the sensitivity of these assumptions or estimates to potential deviations in actual results. Actual results could differ from any of our estimates under different assumptions or conditions.
We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue recognition
Our revenue is generated primarily by licensing its software products and providing support, training, consulting, technical, hosting and other professional services for those products. We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.
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
Our services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel and lodging related expenses. For small service engagements, less than approximately $10,000, we frequently contract for and bill based on a fixed fee plus reimbursable travel and lodging expenses. We recognize this revenue upon completion of the work performed. When our services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of our software and rarely exceed three months in duration. We recognize revenue as these services are performed. When we sell hosting separately from consulting, installation and implementation services, we recognize that revenue ratably over the service period.
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
Stock-based compensation
Effective January 1, 2006, we adopted the provisions of the FASB’s Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application method. SFAS No. 123(R) replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Under the modified prospective application method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123(R) apply to grants made after the adoption date, and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption will be recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123 pro-forma disclosures.
Prior to January 1, 2006, we accounted for stock-based compensation under APB No. 25, which provided that no compensation expense should be recorded for stock options or other stock-based awards to employees that are granted with an exercise price that is equal to or greater than the estimated fair value per share of our common stock on the grant date of the award. Certain of our option grants were accounted for as variable awards under the provisions of APB No. 25, which required us to record deferred compensation, and recognize compensation expense over the requisite vesting period, for the difference between the exercise price and the fair market value of the stock at each reporting date.
The adoption of SFAS No. 123(R) resulted in the reclassification of approximately $6.5 million of unamortized deferred compensation that had previously been subject to variable accounting under APB No. 25, and a nominal cumulative effect adjustment to apply an assumed forfeiture rate to expense previously taken on options unvested as of the date of adoption. The adoption of SFAS 123(R) did not cause us to modify any existing awards, change any terms of existing awards, or otherwise modify our share-based compensation plans.
The adoption of SFAS No. 123(R) had a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. See Note 10 of our financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro-forma disclosures for prior periods under the provisions of SFAS No. 123. No new stock options were issued in the six months ended June 30, 2006. The fair value of options issued in prior periods was determined using the Black-Scholes option-pricing model. The fair value of our outstanding restricted stock awards was determined by using the closing price of the Company’s shares, as traded on the NASDAQ exchange on the date of the grant.
We have separately disclosed stock-based compensation throughout this discussion and in our financial statements because, in managing our operations, we believe such costs significantly affect our ability to better understand and manage other operating expenses and cash needs.
Provision for income tax and valuation of deferred tax assets
We account for income taxes using the asset and liability approach as prescribed by SFAS Statement No. 109, Accounting for Income Taxes. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. Using the enacted tax rates in effect for the year in which we expect the differences to reverse, we determine deferred tax assets and liabilities based on the differences between the financial reporting and the tax basis of an asset or liability. We record a valuation allowance when it is more likely than not that the deferred tax asset will not be realized.
Significant judgment is required in determining our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in a net deferred tax asset, which is included on our consolidated balance sheets. The final tax outcome of these matters might be different than that which is reflected in our historical income tax provisions, benefits and accruals. Any difference could have a material effect on our income tax provision and net income in the period in which such a determination is made.
Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. In addition, we were not subject to income tax in many of the states in which we operated as a result of our S corporation status. We historically made distributions to our stockholders to cover the stockholders’ anticipated tax liability. In connection with a recapitalization agreement (See Note 1 to the financial statements), we converted our U.S. taxable status from an S corporation to a C corporation. Accordingly, since October 14, 1999 we have been subject to federal and state income taxes. Upon the conversion and in connection with the recapitalization, we recorded a one-time benefit of $107.0 million to establish a deferred tax asset as a result of the recapitalization agreement.
We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. Except with respect to certain state income tax credits as discussed in the 2005 Form 10-K filing, we have not recorded a valuation allowance as of June 30, 2006 and December 31, 2005, because we expect to be able to utilize our entire net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of additional tax deductions permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.
Significant judgment is required in determining the provision for income taxes. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. Our deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. federal income tax rate of 34.9%. This U.S. federal income tax rate is based on our expectation that our deductible and taxable temporary differences will reverse over a period of years during which, except for 2006 due to stock option exercises and other reductions to income, we will have annual taxable income exceeding $10.0 million per year. If our results of operations fall below that threshold in the future, we will adjust our deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
Contingencies
We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

Results of operations
The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue
License fees	18.9%	19.4%	17.8%	18.4%
Services	32.2	33.0	31.8	31.9
Maintenance	41.1	40.9	42.4	43.2
Subscriptions	5.1	3.9	5.2	3.9
Other revenue	2.7	2.8	2.8	2.6

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue
Cost of license fees	1.0	2.7	1.3	2.6
Cost of services	16.7	16.6	17.6	17.0
Cost of maintenance	7.1	6.2	7.2	6.6
Cost of subscriptions	1.2	1.0	1.2	1.0
Cost of other revenue	2.9	2.7	2.7	2.5

Total cost of revenue	28.9	29.2	30.0	29.7

Gross profit	71.1	70.8	70.0	70.3

Operating expenses
Sales and marketing	21.6	20.8	21.4	20.7
Research and development	12.1	12.4	12.9	13.0
General and administrative	11.5	16.6	12.0	3.8
Amortization	0.4	0.0	0.3	0.0

Total operating expenses	45.6	49.8	46.6	37.5

Income from operations	25.5	21.0	23.4	32.8
Interest income	0.5	0.8	0.4	0.7
Interest expense	0.0	0.0	0.0	0.0
Other expense, net	(0.3)	0.2	(0.1)	0.0

Income before provision for income taxes	25.7	22.0	23.7	33.5
Income tax provision	9.9	2.1	9.2	9.3

Net income	15.8%	19.9%	14.5%	24.2%

Comparison of the three months ended June 30, 2006 and 2005
Revenue
Second quarter of 2006 total revenue of $48.8 million increased by $6.0 million, or 14.0% compared with $42.8 million in the comparable period in 2005. The increase is due in part to growth in services and license fees to new and existing customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.
License fees
We derive revenue from license fees by selling rights to use our software products, typically under a perpetual license agreement. Revenue from license fees of $9.2 million in the second quarter of 2006 increased by $0.9 million, or 10.8%, compared with $8.3 million in the comparable period in 2005. These amounts represent 18.9% and 19.4% of total revenue for the second quarter of 2006 and 2005, respectively. The increase in license fees in the three months ended June 30, 2006 is attributable to a $0.5 million increase in product sales to new customers, including those obtained in the acquisition of Campagne Associates, Ltd., and a $0.4 million increase in product sales to our installed customer base. The license fees charged for our software products have remained relatively unchanged for this period. The overall increase in license fees came primarily from sales of our core product families.

Services
Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. Second quarter revenue from services of $15.7 million in 2006 increased by $1.6 million, or 11.3% compared with $14.1 million in the second quarter of 2005. These amounts represent 32.2% and 33.0% of total revenue for the second quarter of 2006 and 2005, respectively. The revenue increase is principally the result of increased volume of services provided and to a lesser extent the result of rate increases in the second half of 2005. Consulting, installation, training and implementation services involve converting data from a customer’s existing system, assistance in file set-up and system configuration, requisite product training, and/or process re-engineering. These services account for $13.6 million and $12.5 million in the second quarter of 2006 and 2005, respectively, representing 86.6% and 88.7%, respectively, of total services revenue. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, which enables the customer to more effectively target its fundraising activities. We perform these assessments using our proprietary analytical and data enrichment tools. These services account for $2.1 million and $1.6 million in the second quarter of 2006 and 2005, respectively, and represent 13.4% and 11.3%, respectively, of total services revenue for the second quarter.
Maintenance
Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products, and online, telephone and email support. Maintenance revenue of $20.0 million in the second quarter of 2006 increased $2.5 million, or 14.3%, compared with $17.5 million in the second quarter of 2005. These amounts represent 41.1% and 40.9% of total revenue for the second quarter of 2006 and 2005, respectively. The increase in maintenance revenue in the second quarter of 2006 over the second quarter of 2005 is comprised of $2.3 million from new maintenance contracts associated with new license agreements, including new products, $0.7 million from maintenance contract inflationary rate adjustments, and $0.4 million from maintenance agreements on customers acquired as part of the purchase of Campagne Associates, Ltd., offset by $0.9 million of maintenance contracts that were not renewed.
Subscriptions
Revenue from subscriptions is principally comprised of revenue from hosted fundraising software solutions, certain data services, our online subscription training offerings, and hosting of client internet sites. Subscriptions revenue of $2.5 million in the second quarter of 2006 increased $0.8 million, or 47.1%, compared with $1.7 million in the second quarter of 2005. These amounts represent 5.1% and 3.9% of our total revenue for the second quarter of 2006 and 2005, respectively. The increase in subscriptions revenue in the second quarter of 2006 over the second quarter of 2005 is comprised primarily of a $0.2 million increase in revenue from our online analytics products, a $0.2 million increase in revenue from our hosting activities, and a $0.1 million increase in revenue from our address validation service.
Other revenue
Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue of $1.3 million in the second quarter of 2006 increased $0.1 million, or 8.3%, compared with $1.2 million in the second quarter 2005. These amounts represent 2.7% and 2.8% of our total revenue for the second quarter of 2006 and 2005, respectively.
Cost of revenue
Cost of license fees
Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $0.5 million for the second quarter of 2006 decreased by $0.6 million, or 54.5%, compared with $1.1 million in the second quarter of 2005. These amounts represent 5.5% and 13.7% of license fee revenue in 2006 and 2005, respectively. The decrease in cost of license fees is attributable to reduced reseller commissions which have declined by $0.4 million as a result of the discontinued use of those sales channels, together with reduced third-party royalty expense of $0.2 million associated with Patron Edge, our ticketing software.

Cost of services
Cost of services is principally comprised of human resource costs, including stock-based compensation, third-party contractor expenses, data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. Cost of services of $8.1 million in the second quarter of 2006, including $0.1 million in stock-based compensation, increased $1.0 million, or 14.1%, compared with $7.1 million in the second quarter of 2005, which included $0.1 million in stock-based compensation. Excluding stock-based compensation, these amounts represent 51.0% and 49.6% of total services revenue for the second quarter of 2006 and 2005, respectively. Compared with the second quarter of 2005, the increase is primarily related to salary, benefit, and bonus expense, including allocated costs, which increased $0.7 million.
Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock-based compensation. For a tabular presentation of the revenues and direct costs associated with our consulting and education services and analytic services operating segments, see Note 11 of the Notes to the unaudited consolidated financial statements.
Cost of revenue in providing consulting, installation, implementation, and customer training (consulting and education services) was $7.2 million and $6.2 million in the second quarter of 2006 and 2005, respectively. These amounts represent 52.8% and 49.4% of the related revenue in the second quarters of 2006 and 2005, respectively. The increased cost of consulting and education services is primarily the result of a $0.7 million increase over the second quarter of 2005 for salary, benefit and bonus expense, as we added headcount to meet increased customer demand for these services.
Cost of revenue in providing donor prospect research and data modeling services (analytic services) was $0.9 million in both the second quarters of 2006 and 2005. These amounts represent 46.5% and 56.7% of related revenues for the second quarter of 2006 and 2005, respectively. Margin on analytic services improved versus the second quarter of 2005 as we were able to deliver more services with relatively fixed costs.
Cost of maintenance
Cost of maintenance is primarily comprised of human resource costs, including stock-based compensation, third-party contractor expenses, third-party royalty costs and data expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of maintenance of $3.5 million in the second quarter of 2006 increased $0.8 million, or 29.6%, compared with $2.7 million in the second quarter of 2005. Excluding stock-based compensation, these amounts represent 17.1% and 15.1% of maintenance revenue for the second quarter of 2006 and 2005, respectively. The increase in cost of maintenance is principally the result of a $0.5 million increase compared with the second quarter of 2005 in salary, benefit, and bonus expense due to increased headcount required to support the higher volumes of these services, and a $0.2 million increase in royalty payments based on maintenance.
Cost of subscriptions
Cost of subscriptions is primarily comprised of human resource costs, including stock-based compensation, third-party royalty and data expenses, hosting expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of subscriptions of $0.6 million in the second quarter of 2006 increased $0.2 million, or 50.0%, compared with $0.4 million in the second quarter of 2005. Excluding stock-based compensation, these amounts represent 23.1% and 25.1% of subscriptions revenue for the second quarter of 2006 and 2005, respectively. The increase in cost of subscriptions is principally due to a $0.1 million increase in salary, benefit, and bonus expense in the second quarter of 2006.
Cost of other revenue
Cost of other revenue includes human resource costs, costs of business forms, hardware costs, reimbursable expenses relating to the performance of services at customer locations, and an allocation of facilities and depreciation expenses. Cost of other revenue of $1.4 million in the second quarter of 2006 increased $0.2 million, or 16.7%, compared with $1.2 million in the second quarter of 2005. These amounts represent 106.6% and 97.2% of other revenue for the second quarter of 2006 and 2005, respectively. The increase in cost of other revenue is due to a $0.2 million increase in billable travel costs in the second quarter of 2006.

Operating expenses
Sales and marketing
Sales and marketing expenses include human resource costs sales and marketing organizations, travel and entertainment expenses, sales commissions, advertising and marketing materials, public relations, stock-based compensation, and an allocation of facilities and depreciation expenses. Sales and marketing costs of $10.5 million in the second quarter of 2006, including $0.2 million of stock-based compensation, increased $1.6 million or 18.0% over second quarter 2005 costs of $8.9 million, including $0.1 million in stock-based compensation. Excluding stock-based compensation costs, sales and marketing expenses represent 21.2% and 20.6% of total revenue in the second quarter of 2006 and 2005, respectively. The increase in sales and marketing costs is principally due to payment of $0.8 million more in the second quarter of 2006 related to higher commissionable sales. Additionally, salary, benefit, and bonus expense increased $0.4 million due to increases in the size and skill set of our sales force, and we incurred $0.3 million additional travel expenses.
Research and development
Research and development expenses include human resource costs, third-party contractor expenses, software development tools, stock-based compensation, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $5.9 million in the second quarter of 2006, including $0.2 million of stock-based compensation, increased $0.6 million or 11.3% over second quarter 2005 costs of $5.3 million. Excluding stock-based compensation costs, research and development expenses represented 11.7% and 12.3% of total revenue in the second quarter of 2006 and 2005, respectively. The increase in research and development costs is principally due to a $0.3 million increase in salary, benefit, and bonus expense as a result of headcount increases to support enhancements to our existing products and development of new product offerings, and was coupled with $0.1 million increase in offshore development and other costs. However, research and development continues to fall as a percentage of revenue, in part because revenue continues to increase, but also because we have changed our mix of new hires to include more recent college graduates than in prior periods.
General and administrative
General and administrative expenses consist primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, senior executives, and corporate development; third-party professional fees; offering costs; bad debt expenses; insurance; stock-based compensation; and other administrative expenses. General and administrative costs of $5.6 million in the second quarter of 2006, including $1.4 million of stock-based compensation, decreased $1.5 million or 21.1% over second quarter 2005 costs of $7.1 million, which included $3.1 million of stock-based compensation expense. Excluding stock-based compensation, our second quarter 2006 general and administrative expenses of $4.2 million increased by $0.2 million, or 5.0%, over the second quarter of 2005 expense of $4.0 million, and represent 8.6% and 9.4% of total revenue in the second quarter of 2006 and 2005, respectively. The increase in general and administrative costs is principally due to $0.3 million in increased salary, benefit and bonus expense as we increased headcount in support of our growth, offset by $0.2 million lower spending on travel.
Stock-based compensation
Beginning on January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective transition method. The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statements of operations for the three months ended June 30, 2006 and 2005 includes $2.0 million and $3.3 million of stock-based compensation expense, respectively, illustrated below:

	Three months ended	Three months ended
(in thousands)	June 30, 2006	June 30, 2005

Cost of services	$140	$83
Cost of maintenance	29	11
Cost of subscriptions	5	—
Sales and marketing	220	70
Research and development	188	42
General and administrative	1,420	3,114

Total expense	$2,002	$3,320

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

	Three months ended June 30, 2006			Three months ended June 30, 2005
	Without	Impact of	With	Without	Impact of	With
	stock-based	stock-based	stock-based	stock-based	stock-based	stock-based
	compensation	compensation	compensation	compensation	compensation	compensation
(as a percent of segment revenue)
Cost of license fees	5.5%	—%	5.5%	13.7%	—%	13.7%
Cost of services	51.0	0.9	51.9	49.6	0.6	50.2
Cost of maintenance	17.1	0.1	17.2	15.1	0.1	15.2
Cost of subscriptions	23.1	0.2	23.3	25.1	—	25.1
Cost of other revenue	106.6	—	106.6	97.2	—	97.2

(as a percent of total revenue)
Sales and marketing	21.2%	0.4%	21.6%	20.6%	0.2%	20.8%
Research and development	11.7	0.4	12.1	12.3	0.1	12.4
General and administrative	8.6	2.9	11.5	9.4	7.2	16.6
Interest income
Interest income during the three months ended June 30, 2006 and 2005 was solely related to our average cash balances for the respective periods. For the three months ended June 30, 2006 and 2005, we recorded interest income of $0.2 million and $0.3 million, respectively.
Interest expense
Our only interest expense during the three months ended June 30, 2006 and 2005 was solely related to the amortization of deferred financing fees associated with our revolving credit facility which we had not utilized as of June 30, 2006.
Other expense, net
Other expense consists of foreign exchange gains and losses and miscellaneous non-operating income and expense items. Other expense, from foreign exchange activity, was $0.1 million in the second quarter of 2006 compared to a gain of $0.1 million in the same period of 2005.
Income tax provision
We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific benefits or detriments. Based on our current assessment of our tax position, we expect an annual effective tax rate of 39.3% in 2006, excluding period-specific items. Our actual effective tax rate for the three months ended June 30, 2006 was 38.4%. We had an annual effective tax rate of 28.6% in 2005, which differed from our 2005 quarterly rates due to the recording of estimated tax credits and offsetting valuation allowances in certain quarters. The effective tax rate for the three-month period ended June 30, 2005 was 9.5%, a period in which we released $2.9 million of an existing valuation allowance against state income tax credits, resulting in a credit to our income tax expense.
Our deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. federal income tax rate of 34.9%. This U.S. federal income tax rate is based on our expectation that our deductible and taxable temporary differences will reverse over a period of years during which, except for 2006 due to anticipated stock option exercises and other reductions in income, we will have annual taxable income exceeding $10.0 million per year. If our results of operations fall below that threshold in the future, we will adjust our deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

Comparison of the six months ended June 30, 2006 and 2005
Revenue
Total revenue of $92.5 million for the six months ended June 30, 2006 increased by $12.3 million, or 15.3%, compared with $80.2 million in the comparable period in 2005. The increase is due in part to growth in services and license fees to new and existing customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.
License fees
We derive revenue from license fees by selling rights to use our software products, typically under a perpetual license agreement. Revenue from license fees of $16.5 million in the six months ended June 30, 2006 increased by $1.7 million, or 11.5%, compared with $14.8 million in the comparable period in 2005. These amounts represent 17.8% and 18.4% of total revenue for the first half of 2006 and 2005, respectively. The increase in license fees in the six months ended June 30, 2006 is attributable to a $1.4 million increase in product sales to new customers, including those obtained in the acquisition of Campagne Associates, Ltd., and a $0.3 million increase in product sales to our installed customer base. The license fees charged for our software products have remained relatively unchanged for this period. Of the overall $1.7 million increase in license fees, $1.4 million came from sales of our core software applications, and the remainder came from small increases in sales of our internet and analytic solutions.
Services
Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. Revenue from services of $29.4 million for the six months ended June 30, 2006 increased by $3.8 million, or 14.8%, compared with $25.6 million in the comparable period of 2005. These amounts represent 31.8% and 31.9% of total revenue for the first half of 2006 and 2005, respectively. The revenue increase is principally the result of increased volume of services provided and to a lesser extent the result of rate increases in the second half of 2005. Consulting, installation, training and implementation services involve converting data from a customer’s existing system, assistance in file set-up and system configuration, requisite product training, and/or process re-engineering. These services account for $26.1 million and $22.7 million in the first half of 2006 and 2005, respectively, representing 88.9% and 88.7%, respectively, of total services revenue. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, which enables the customer to more effectively target its fundraising activities. We perform these assessments using our proprietary analytical and data enrichment tools. These services account for $3.3 million and $2.9 million in the first half of 2006 and 2005, respectively, and represent 11.1% and 11.3%, respectively, of total services revenue for that period.
Maintenance
Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products, and online, telephone and email support. Maintenance revenue of $39.2 million in the six months ended June 30, 2006 increased $4.6 million, or 13.3%, compared with $34.6 million in the comparable period of 2005. These amounts represent 42.4% and 43.2% of our total revenue for the first half of 2006 and 2005, respectively. The increase in maintenance revenue in the first half of 2006 over the same period in 2005 is comprised of $4.5 million from new maintenance contracts associated with new license agreements, including new products, $1.4 million from maintenance contract inflationary rate adjustments, and $0.4 million from maintenance agreements on customers acquired as part of the purchase of Campagne Associates, Ltd., offset by $1.7 million of maintenance contracts that were not renewed.
Subscriptions
Revenue from subscriptions is principally comprised of revenue from hosted fundraising software solutions, certain data services, our online subscription training offerings, and hosting of client internet sites. Subscriptions revenue of $4.8 million in the six months ended June 30, 2006 increased $1.7 million, or 54.8%, compared with $3.1 million in the comparable period of 2005. These amounts represent 5.2% and 3.9% of our total revenue for the first half of 2006 and 2005, respectively. The increase in subscriptions revenue in the first half of 2006 over the same period in 2005 is comprised primarily of a $0.7 million increase in revenue from our online analytics products, a $0.5 million increase in revenue from our hosting activities, and a $0.3 million increase in revenue from all our other online solutions.

Other revenue
Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue of $2.6 million in the six months ended June 30, 2006 increased $0.5 million, or 23.8%, compared with $2.1 million in the comparable period of 2005. These amounts represent 2.8% and 2.6% of our total revenue for the first half of 2006 and 2005, respectively. The increase in revenue is primarily from a $0.3 million increase in reimbursable travel costs related to our services business and a $0.1 million increase in our business forms sales.
Cost of revenue
Cost of license fees
Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $1.2 million for the six months ended June 30, 2006 decreased by $0.9 million, or 42.9%, compared with $2.1 million in the comparable period of 2005. These amounts represent 7.2% and 14.1% of license fee revenue in the first half of 2006 and 2005, respectively. The decreased cost of license fees compared to the first half of 2006 is primarily due to the fact that reseller commissions have declined by $0.8 million as a result of the discontinued use of those sales channels.
Cost of services
Cost of services is principally comprised of human resource costs, including stock-based compensation charges, third-party contractor expenses, data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. Cost of services of $16.3 million in the six months ended June 30, 2006, including $0.3 million in stock-based compensation, increased $2.7 million, or 19.9%, compared with $13.6 million in the comparable period of 2005, which included $0.2 million in stock-based compensation. Excluding stock-based compensation, these amounts represent 54.3% and 52.5% of total services revenue for the first half of 2006 and 2005, respectively. The increase in cost of services compared with the first half of 2005 is primarily the result of a $1.9 million increase in salary, benefit, and bonus expense, including allocated costs. In addition, travel expense in the first half of 2006 increased by $0.3 million compared with the same period in the prior year, and recruiting and relocation costs increased by $0.2 million.
Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock-based compensation. For a tabular presentation of the revenues and direct costs associated with our consulting and education services and analytic services operating segments, see Note 11 of the Notes to the unaudited consolidated financial statements.
Cost of revenue in providing consulting, installation, implementation, and customer training (consulting and education services) was $14.4 million and $11.7 million in the first half of 2006 and 2005, respectively. These amounts represent 55.0% and 51.5% of the related revenue in the first half of 2006 and 2005, respectively. The increased cost of consulting and education services is primarily the result of a $2.0 million increase over the comparable period of 2005 for salary, benefits and bonus expense, as we added headcount to meet increased customer demand for these services, and $0.1 million increases in each of recruiting, travel, use of outside consultants, and training supplies.
Cost of revenue in providing donor prospect research and data modeling services (analytic services) was $1.9 million in the first half of both 2006 and 2005. These amounts represent 57.4% and 66.5% of related revenues for the first half of 2006 and 2005, respectively. The improved margin for analytic services compared to the same period in 2006 is the result of delivering a higher volume while maintaining relatively fixed costs.
Cost of maintenance
Cost of maintenance is primarily comprised of human resource costs, including stock-based compensation, third-party contractor expenses, third-party royalty costs and data expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of maintenance of $6.7 million in the six months ended June 30, 2006, including $0.1 million in stock-based compensation, increased $1.4 million, or 26.4%, compared with $5.3 million in the comparable period of 2005. Excluding stock-based compensation, these amounts represent 16.8% and 15.2% of maintenance revenue for the first half of 2006 and 2005, respectively. The increased cost of maintenance compared with the first half of 2005 is primarily the result of a $0.9 million increase in salary, benefit, and bonus expense due to increased headcount required to support the higher volumes of these services. In addition, third-party software royalty expenses increased $0.5 million related to renewal of maintenance contracts related to our ticketing solution.
Cost of subscriptions
Cost of subscriptions is primarily comprised of human resource costs, including stock-based compensation, third-party royalty and data expenses, hosting expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of subscriptions of $1.1 million in the six months ended June 30, 2006 increased $0.3 million, or 37.5%, compared with $0.8 million in the comparable period of 2005. Excluding stock-based compensation, these amounts represent 23.2% and 26.6% of subscriptions revenue for the first half of 2006 and 2005, respectively. The increased cost of subscriptions compared with the first half of 2005 is the result of a $0.3 million increase in salary, benefits, and bonus expense as a result of higher headcount to support the growth rate of revenue from subscriptions.
Cost of other revenue
Cost of other revenue includes human resource costs, costs of business forms, hardware costs, reimbursable expenses relating to the performance of services at customer locations, and an allocation of facilities and depreciation expenses. Cost of other revenue of $2.5 million in the six months ended June 30, 2006 increased $0.6 million, or 31.6%, compared with $1.9 million in the comparable period of 2005. These amounts represent 95.7% and 93.0% of other revenue for the first half of 2006 and 2005, respectively. The increased cost of other revenue compared with the first half of 2005 is primarily the result of a $0.5 million increase in billable travel costs and a increase of $0.1 million for costs of hardware and data cleansing.
Operating expenses
Sales and marketing
Sales and marketing expenses include human resource costs of our sales and marketing organizations, travel and entertainment expenses, sales commissions, advertising and marketing materials, public relations, stock-based compensation, and an allocation of facilities and depreciation expenses. Sales and marketing costs of $19.8 million in the six months ended June 30, 2006, including $0.4 million of stock-based compensation, increased $3.2 million or 19.3% over first half 2005 costs of $16.6 million, including $0.1 million in stock-based compensation. Excluding stock-based compensation costs, sales and marketing expenses represent 21.0% and 20.6% of total revenue in the first half of 2006 and 2005, respectively. The increase in sales in marketing costs compared with the first half of 2005 is the result of a $1.0 million increase in salary, benefits, and bonus expense due to increases in the size and skill set of our sales force, combined with $1.0 million higher expense related to higher commissionable sales, and a increase of $0.4 million for travel expenses.
Research and development
Research and development expenses include human resource costs, third-party contractor expenses, software development tools, stock-based compensation, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $11.9 million in the six months ended June 30, 2006, including $0.4 million of stock-based compensation, increased $1.5 million or 14.4% over first half 2005 costs of $10.4 million, including $0.1 million in stock-based compensation. Excluding stock-based compensation costs, research and development expenses represented 12.5% and 12.9% of total revenue in the first half of 2006 and 2005, respectively. The increase in research and development costs compared with the first half of 2005 is primarily due to a $0.9 million increase in salary, benefits, and bonus expense as a result of headcount increases to support enhancements to our existing products and development of new product offerings, and is coupled with $0.2 million increase in offshore development and other costs.
General and administrative
General and administrative expenses consist primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, senior executives, and corporate development; third-party professional fees; offering costs; bad debt expense; insurance; stock-based compensation; and other administrative expenses. General and administrative expenses of $11.1 million in the six months ended June 30, 2006, including $2.8 million of stock-based compensation, increased $8.0 million over first half 2005 costs of $3.1 million, which included a net benefit of $4.8 million in stock-based compensation. Excluding stock-based compensation, our first half 2006 general and administrative expenses of $8.3 million increased by $0.5 million, or 6.4%, over the first half of 2005 expense of $7.8 million, and represent 8.9% and 9.8% of total revenue in the first half of 2006 and 2005, respectively. The increase in general and administrative costs compared with the first half of 2006 is principally due to $0.7 million in increased salary, benefits and bonus expense as we increased headcount in support of our growth, coupled with $0.2 million increased spending on expenses associated with operating as a public company and higher recruiting and other costs, offset by $0.3 million less spending on other administrative costs and $0.2 million less spending on outside services.
Stock-based compensation
Beginning on January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective transition method. The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statements of operations for the six months ended June 30, 2006 and 2005 includes $4.0 million of stock-based compensation expense and $4.3 million of stock-based compensation benefit, respectively, illustrated below:

	Six months ended	Six months ended
(in thousands)	June 30, 2006	June 30, 2005

Cost of services	$280	$174
Cost of maintenance	58	22
Cost of subscriptions	9	—
Sales and marketing	440	144
Research and development	379	97
General and administrative	2,810	(4,757)

Total expense (benefit)	$3,976	$(4,320)

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

	Six months ended June 30, 2006			Six months ended June 30, 2005
	Without	Impact of	With	Without	Impact of	With
	stock-based	stock-based	stock-based	stock-based	stock-based	stock-based
	compensation	compensation	compensation	compensation	compensation	compensation
(as a percent of segment revenue)
Cost of license fees	7.2%	—%	7.2%	14.1%	—%	14.1%
Cost of services	54.3	1.0	55.3	52.5	0.7	53.2
Cost of maintenance	16.8	0.2	17.0	15.2	0.1	15.3
Cost of subscriptions	23.2	0.1	23.3	26.6	—	26.6
Cost of other revenue	95.7	—	95.7	93.0	—	93.0

(as a percent of total revenue)
Sales and marketing	21.0%	0.4%	21.4%	20.6%	0.1%	20.7%
Research and development	12.5	0.4	12.9	12.9	0.1	13.0
General and administrative	8.9	3.1	12.0	9.8	(6.0)	3.8
Interest income
Interest income during the six months ended June 30, 2006 and 2005 was solely related to our average cash balances in the respective periods. For the six months ended June 30, 2006 and 2005, we recorded interest income of $0.4 million and $0.6 million, respectively.

Interest expense
Our only interest expense during the six months ended June 30, 2006 and 2005 was solely related to the amortization of deferred financing fees associated with our revolving credit facility which we had not utilized as of June 30, 2006.
Other expense, net
Other expense consists of foreign exchange gains and losses and miscellaneous non-operating income and expense items. Other expense, from foreign exchange activity, was $0.1 million in the six months ended June 30, 2006 compared with a nominal loss in the same period of 2005.
Income tax provision
We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific benefits or detriments. Our actual effective tax rate for the six months ended June 30, 2006 was 38.7%. We had an annual effective tax rate of 28.6% in 2005, which differed from our quarterly rates due to the recording of estimated tax credits and offsetting valuation allowances in certain quarters. The effective tax rate for the six months ended June 30, 2005 was 27.8%, a period in which we released $2.9 million of an existing valuation allowance against state income tax credits, resulting in a credit to our income tax expense.
Our deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. federal income tax rate of 34.9%. This U.S. federal income tax rate is based on our expectation that our deductible and taxable temporary differences will reverse over a period of years during which, except for 2006 due to actual stock option exercises and other reductions in income, we will have annual taxable income exceeding $10.0 million per year. If our results of operations fall below that threshold in the future, we will adjust our deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
Liquidity and capital resources
At June 30, 2006, cash and cash equivalents totaled $30.9 million, compared to $22.7 million at December 31, 2005. The $8.2 million increase in cash and cash equivalents during the first six months of 2006 is the result of $19.6 million of cash generated from operations and $9.2 million in proceeds and tax benefits from the exercise of stock options, partially offset by $7.0 million used to purchase our stock, $6.1 million used in the acquisition of Campagne Associates, Ltd., $6.1 million in dividends paid to stockholders, and $1.4 million used to purchase fixed assets.
On September 30, 2004, we entered into a $30.0 million revolving credit facility. Amounts borrowed under this facility are available for working capital and general corporate purposes. No amounts were drawn under the facility at closing and there is no outstanding balance as of the date of this filing. Amounts borrowed under the new $30.0 million revolving credit facility bear interest, at our option, at a variable rate based on the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on our consolidated leverage ratio. Amounts outstanding under the new facility are guaranteed by our operating subsidiaries and the facility is subject to restrictions on certain types of transactions and other covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. Additionally, the credit facility restricts our ability to declare and pay dividends and repurchase our common stock. When there are no outstanding amounts under the credit facility, we may pay dividends to stockholders and/or repurchase our common stock in an aggregate amount of up to 100% of cash on hand as of the most recent fiscal quarter-end. When there are outstanding amounts under the credit facility, we may pay dividends and/or repurchase our common stock in an aggregate amount of up to (1) 35% of cash on hand as of the most recent fiscal quarter-end, if the ratio of total indebtedness to EBITDA (as calculated under the credit facility) as of the most recent quarter end is less than 1.00 to 1.00, or (2) 25% of cash on hand as of the most recent fiscal quarter end, if such ratio is equal to or greater than 1.00 to 1.00. Additionally, in order to pay dividends and/or repurchase our common stock, we must be in compliance with the credit facility, including each of the financial covenants and we must have cash on hand of at least $3,000,000, each after giving effect to the payment of dividends and/or the repurchase of our common stock. The credit facility has a three-year term expiring September 30, 2007.
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
Operating cash flow
Net cash provided by operating activities of $19.6 million in the six-month period ended June 30, 2006 was essentially flat compared with $19.3 million reported in the six-month period ended June 30, 2005, after giving effect to the impact of applying the modified prospective transition method for adoption of SFAS 123(R) as noted below. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash (benefits) expenses such as depreciation and amortization; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; (iii) adjustments to our provision for sales returns and allowances; and (iv) changes in our working capital, which are primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing an increase in working capital of $2.1 million and $2.5 million in the six month periods ended June 30, 2006 and 2005, respectively), together with changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets (collectively representing an increase in working capital of $2.0 million and $5.1 million in the six-month periods ended June 30, 2006 and 2005, respectively) due to timing of payments. In addition, under the modified prospective method of implementing SFAS 123(R), which we adopted in the first quarter of 2006, the excess windfall tax benefits on the exercise of stock options are shown as a financing inflow rather than as an operating inflow in the current year period. However, as required under that transition method, prior year periods are not restated to conform to the current presentation.
Investing cash flow
Net cash used in the six-month period ended June 30, 2006 for investing activities was $7.5 million compared to $1.4 million of net cash used in investing activities during the six-month period ended June 30, 2005. The increase is principally due to the acquisition of Campagne Associates, Ltd., a New Hampshire-based provider of fundraising software in January 2006.
Financing cash flow
Net cash used in financing activities for the six-month period ended June 30, 2006 was $3.9 million, comprised of $7.0 million used for repurchases of our stock and dividend payments of $6.1 million to stockholders, offset by proceeds of $4.8 million from the exercise of stock options and $4.4 million of excess windfall tax benefits on those exercises. Comparatively, net cash used in financing activities for the six-month period ended June 30, 2005 was $9.6 million, comprised of $10.6 million for purchases of our stock and dividend payments of $4.3 million to stockholders, offset by proceeds of $5.4 million from the exercise of stock options. As noted above, under the modified prospective method of implementing SFAS 123(R), we are showing current year, but not prior year, excess windfall tax benefits on the exercise of stock options in the financing section of the consolidated statement of cash flows.
Commitments and contingencies
As of June 30, 2006, we had no outstanding debt.
At June 30, 2006 we had future minimum lease commitments of $21.5 million as follows (amounts in thousands):

	Payments due by period
	2006	2007	2008-2009	2010 and after	Totals
Operating leases	$2,547	$5,028	$10,607	$3,332	$21,514
These commitments have not been reduced by the future minimum lease commitments under various sublease agreements extended through 2008.
In addition, we have a commitment of $0.2 million payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. We incurred expense under this agreement of $0.1 million for each of the six-month periods ended June 30, 2006 and 2005.
We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitment under these arrangements is approximately $0.4 million through 2008. We incurred expense under these arrangements of $0.3 million in both the six months ended June 30, 2006 and 2005, respectively.

Foreign currency exchange rates
Approximately 11.2% of our total net revenue for the six-month period ended June 30, 2006 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.2 million at June 30, 2006 and $0.1 million at December 31, 2005.
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
New accounting pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. The interpretation attempts to clarify the accounting for uncertainty in income taxes recognized under current GAAP, and also provides guidance on items such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 requires evaluation of uncertain tax positions against a more-likely-than-not recognition threshold, and requires immediate recognition of positions that exceed that threshold, and immediate derecognition when conditions change that move a previously recognized position below that threshold. We have not completed the process of evaluating the impact in future periods of adopting FIN No. 48 and are therefore unable to disclose the effect that adoption will have on our financial statements.
In June 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material effect on our financial statements.
The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes, to the Tax

Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. While the Company expects to be able to qualify for the new tax deduction in future years, the Company does not expect to qualify for the deduction in the current year, as the Company does not expect to have any taxable income in 2006. We have not completed the process of evaluating the impact in future years of adopting FAS 109-1 and are therefore unable to disclose the effect that adopting FSP 109-1 will have on our financial statements.
The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We did not make any repatriation of foreign earnings that qualified for this special tax treatment and the adoption of FSP 109-2 will have no effect on our financial statements.
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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information about shares of common stock repurchased during the three months ended June 30, 2006 under our stock repurchase program announced on July 26, 2005 appears in the table below.

				Approximate
			Total number	dollar value
			of shares	of shares
			purchased as	that may yet
			part of	be
	Total	Average	publicly	purchased
	number of	price	announced	under the
	shares	paid per	plans or	plan or
Period	purchased (1)	share	programs	programs (2)
Beginning balance, April 1, 2006				$21,779,841
April 1, 2006 through April 30, 2006	149	$21.06	—	$21,779,841
May 1, 2006 through May 31, 2006	36,700	19.85	36,700	$21,051,346
June 1, 2006 through June 30, 2006	322	19.21	—	$21,051,346
Total	37,171	$19.85	36,700	$21,051,346

(1)	Includes shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock during the period.

(2)	On July 26, 2005, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $35.0 million of our outstanding shares of common stock. The shares may be purchased in conjunction with a public offering of our common stock, from time to time on the open market or in privately negotiated transactions depending upon market condition and other factors, all in accordance with the requirements of applicable law. There is no set termination date for this repurchase program.
Item 4. Submission of Matters to a Vote of Security Holders
The stockholders of the Company voted on three items at the 2006 Annual Meeting of Stockholders held on June 14, 2006:
1.	The election of two directors to terms ending in 2009;

2.	Approval of an amendment to Blackbaud’s 2004 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder from 1,906,250 to 3,906,250; and

3.	Ratification of PricewaterhouseCoopers LLP as Blackbaud’s independent registered public accounting firm.
The nominees for directors were elected based upon the following votes:

Nominee	Votes for	Votes withheld
George H. Ellis	40,801,826	259,776
Andrew M. Leitch	40,621,814	439,788
Marco W. Hellman continued his term as a director, with a term expiring in 2008, and Marc E. Chardon and John P. McConnell continued their terms as directors, with terms expiring in 2007.
Blackbaud’s amendment to the 2004 Stock Plan was approved as follows:

25,083,567	Votes for approval
11,327,477	Votes against
7,171	Abstentions
Ratification of PricewaterhouseCoopers LLP as Blackbaud’s independent registered public accounting firm was approved as follows:

40,944,086	Votes for approval
111,969	Votes against
5,547	Abstentions

Item 6. Exhibits
     Exhibits:
10.26	Blackbaud, Inc. Non-Employee Director Compensation Policy

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: August 9, 2006	By:	/s/ Marc E. Chardon

Marc E. Chardon
President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ Timothy V. Williams

Timothy V. Williams
Vice President and Chief Financial Officer