Form 10-Q
period 2006-09-30
BLACKBAUD INC
filed 2006-11-09
CIK 1280058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
YES ☐ NO ☑
      The number of shares of the registrant’s Common Stock outstanding as of November 3, 2006 was 43,959,744.

BLACKBAUD, INC.
TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial statements
Consolidated balance sheets as of September 30, 2006 and December 31, 2005 (unaudited)	1
Consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 (unaudited)	2
Consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 (unaudited)	3
Consolidated statements of stockholders’ equity and comprehensive income for the nine months ended September 30, 2006 and the year ended December 31, 2005 (unaudited)	4
Condensed notes to consolidated financial statements (unaudited)	5
Item 2. Management’s discussion and analysis of financial condition and results of operations	19
Item 3. Quantitative and qualitative disclosures about market risk	34
Item 4. Controls and procedures	34

PART II. OTHER INFORMATION

Item 2. Unregistered sales of equity securities and use of proceeds	35
Item 6. Exhibits	35

Signatures	36
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

2

PART I — FINANCIAL INFORMATION
Item 1. Financial statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except share amounts)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$54,261	$22,683
Cash, restricted	513	—
Accounts receivable, net of allowance of $1,291 and $1,100 at September 30, 2006 and December 31, 2005, respectively	29,816	25,577
Prepaid expenses and other current assets	8,608	8,741
Deferred tax asset, current portion	4,127	7,600

Total current assets	97,325	64,601
Property and equipment, net	8,964	8,700
Deferred tax asset	66,070	71,487
Goodwill	2,408	2,208
Intangible assets, net	8,102	396
Other assets	56	106

Total assets	$182,925	$147,498

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,105	$4,683
Accrued expenses and other current liabilities	16,135	15,806
Deferred acquisition costs, current portion	513	—
Deferred revenue	71,573	59,459

Total current liabilities	92,326	79,948
Deferred acquisition costs, long-term portion	270	—
Long-term deferred revenue	1,564	1,279

Total liabilities	94,160	81,227

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value; 180,000,000 shares authorized, 48,687,310 and 47,529,836 shares issued at September 30, 2006 and December 31, 2005, respectively	49	48
Additional paid-in capital	84,597	73,583
Deferred compensation	—	(6,497)
Treasury stock, at cost; 4,711,144 and 4,267,313 shares at September 30, 2006 and December 31, 2005, respectively	(68,738)	(60,902)
Accumulated other comprehensive income	181	92
Retained earnings	72,676	59,947

Total stockholders’ equity	88,765	66,271

Total liabilities and stockholders’ equity	$182,925	$147,498

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2006	2005	2006	2005

Revenue
License fees	$7,826	$7,291	$24,281	$22,063
Services	17,014	14,486	46,423	40,070
Maintenance	20,838	18,110	60,079	52,752
Subscriptions	2,839	1,895	7,625	5,028
Other revenue	1,373	1,362	3,991	3,442

Total revenue	49,890	43,144	142,399	123,355

Cost of revenue
Cost of license fees	514	1,080	1,694	3,166
Cost of services (of which $122, $55, $402 and $229 in the three months ended September 30, 2006 and 2005 and in the nine months ended September 30, 2006 and 2005, respectively, was stock-based compensation expense)	8,641	7,375	24,899	20,988
Cost of maintenance (of which $26, $6, $84 and $28 in the three months ended September 30, 2006 and 2005 and in the nine months ended September 30, 2006 and 2005, respectively, was stock-based compensation expense)	3,272	2,643	9,930	7,947
Cost of subscriptions (of which $4, $0, $13 and $0 in the three months ended September 30, 2006 and 2005 and in the nine months ended September 30, 2006 and 2005, respectively, was stock-based compensation expense)	658	292	1,775	1,126
Cost of other revenue	1,246	1,171	3,751	3,106

Total cost of revenue	14,331	12,561	42,049	36,333

Gross profit	35,559	30,583	100,350	87,022

Operating expenses
Sales and marketing (of which $193, $38, $633 and $182 in the three months ended September 30, 2006 and 2005 and in the nine months ended September 30, 2006 and 2005, respectively, was stock-based compensation expense)	10,251	8,634	30,072	25,272
Research and development (of which $183, $22, $562 and $119 in the three months ended September 30, 2006 and 2005 and in the nine months ended September 30, 2006 and 2005, respectively, was stock-based compensation expense)	5,742	5,331	17,652	15,758
General and administrative (of which $1,396, $1,486, $4,206 and $(3,271) in the three months ended September 30, 2006 and 2005 and in the nine months ended September 30, 2006 and 2005, respectively, was stock-based compensation expense (benefit))	5,716	5,891	16,804	8,975
Amortization	190	10	509	10

Total operating expenses	21,899	19,866	65,037	50,015

Income from operations	13,660	10,717	35,313	37,007
Interest income	492	190	865	770
Interest expense	(12)	(12)	(36)	(37)
Other expense, net	(64)	(32)	(196)	(34)

Income before provision for income taxes	14,076	10,863	35,946	37,706
Income tax provision	5,573	3,143	14,043	10,592

Net income	$8,503	$7,720	$21,903	$27,114

Earnings per share
Basic	$0.20	$0.18	$0.51	$0.64
Diluted	$0.19	$0.17	$0.49	$0.58

Common shares and equivalents outstanding
Basic weighted average shares	43,438,730	41,961,726	43,182,585	42,628,278
Diluted weighted average shares	44,679,274	45,017,221	44,589,575	46,676,356
Dividends per share	$0.07	$0.05	$0.21	$0.15
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2006	2005

Cash flows from operating activities
Net income	$21,903	$27,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,693	2,026
Provision for doubtful accounts and sales returns	1,080	711
Stock-based compensation expense (benefit)	5,900	(2,404)
Amortization of deferred financing fees	36	36
Deferred taxes	8,445	11,613
Excess tax benefit on exercise of stock options	—	6,033
Changes in assets and liabilities, net of acquisition
Accounts receivable	(4,871)	(3,427)
Prepaid expenses and other assets	161	(9,963)
Trade accounts payable	(593)	96
Accrued expenses and other current liabilities	178	(1,203)
Deferred revenue	10,428	8,452

Net cash provided by operating activities	45,360	39,084

Cash flows from investing activities
Purchase of property and equipment	(2,294)	(2,223)
Purchase of net assets of acquired companies	(6,095)	(938)

Net cash used in investing activities	(8,389)	(3,161)

Cash flows from financing activities
Payments on capital lease obligations	—	(44)
Proceeds from exercise of stock options	6,044	5,475
Excess tax benefit on exercise of stock options	5,568	—
Purchase of treasury stock	(7,836)	(56,229)
Dividend payments to stockholders	(9,174)	(6,380)

Net cash used in financing activities	(5,398)	(57,178)

Effect of exchange rate on cash and cash equivalents	5	(186)

Net increase (decrease) in cash and cash equivalents	31,578	(21,441)
Cash and cash equivalents, beginning of period	22,683	42,144

Cash and cash equivalents, end of period	$54,261	$20,703

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity and comprehensive income
(Unaudited)
(in thousands, except share amounts)

						Accumulated
				Additional		other			Total
	Comprehensive	Common stock		paid-in	Treasury	comprehensive	Deferred	Retained	stockholders’
	income	Shares	Amount	capital	stock	income	compensation	earnings	equity

Balance at December 31, 2004		42,549,056	$43	$55,292	$—	$355	$(1,064)	$35,163	$89,789

Net income	$33,301	—	—	—	—	—	—	33,301	33,301
Payment of dividends	—	—	—	—	—	—	—	(8,517)	(8,517)
Purchase of 861,076 treasury shares	—	—	—	—	(60,902)	—	—	—	(60,902)
Exercise of stock options	—	3,103,790	3	15,554	—	—	—	—	15,557
Net option exercises	—	1,389,257	2	(11,909)	—	—	—	—	(11,907)
Tax impact of exercise of nonqualified stock options	—	—	—	8,589	—	—	—	—	8,589
Restricted stock grants	—	487,733	—	6,621	—	—	(6,621)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	315	—	315
Adjustment of deferred compensation related to options subject to variable accounting	—	—	—	(509)	—	—	818	—	309
Reversal of deferred compensation related to option cancellations	—	—	—	(55)	—	—	55	—	—
Translation adjustment, net of tax	(263)	—	—	—	—	(263)	—	—	(263)

Comprehensive income	$33,038

Balance at December 31, 2005		47,529,836	48	73,583	(60,902)	92	(6,497)	59,947	66,271

Net income	$21,903	—	—	—	—	—	—	21,903	21,903
Payment of dividends	—	—	—	—	—	—	—	(9,174)	(9,174)
Purchase of 443,831 treasury shares	—	—	—	—	(7,797)	—	—	—	(7,797)
Exercise of stock options	—	1,178,808	1	6,024	—	—	—	—	6,025
Tax impact of exercise of nonqualified stock options	—	—	—	5,587	—	—	—	—	5,587
Reclassification due to adoption of new accounting pronouncement	—	—	—	(6,497)	—	—	6,497	—	—
Cumulative effect adjustment to assume historical forfeitures	—	—	—	(20)	—	—	—	—	(20)
Stock-based compensation	—	—	—	5,920	—	—	—	—	5,920
Restricted stock grants	—	32,494	—	—	—	—	—	—	—
Restricted stock cancellations	—	(53,828)	—	—	(39)	—	—	—	(39)
Translation adjustment, net of tax	89	—	—	—	—	89	—	—	89

Comprehensive income	$21,992

Balance at September 30, 2006		48,687,310	$49	$84,597	$(68,738)	$181	$—	$72,676	$88,765

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Condensed notes to consolidated financial statements
September 30, 2006
(Unaudited)
1. Organization
Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of September 30, 2006 the Company had more than 15,000 active customers distributed across multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.
2. Summary of significant accounting policies
Unaudited interim financial statements
The interim consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as revised in the Company’s report on Form 8-K filed on November 6, 2006, and other forms filed with the SEC from time to time.
Basis of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the allowance for sales returns and doubtful accounts, lives of tangible and intangible assets, impairment of long-lived assets, realization of deferred tax assets, stock-based compensation, revenue recognition and provision for income taxes. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.
Reclassifications
Certain amounts in the prior year consolidated statement of operations and notes to the consolidated financial statements have been reclassified to conform to the 2006 presentation. Under the current presentation, stock-based compensation expense in the statement of operations is allocated to individual components of operating expenses whereas it was shown as a single component of operating expenses in previous years. See Note 10 of the consolidated financial statements. Additionally, the presentation of segment information has been modified in 2006. See Note 12 of the consolidated financial statements.

Blackbaud, Inc.
Condensed notes to consolidated financial statements (Continued)
September 30, 2006
(Unaudited)
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
Under these pronouncements, the Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is probable. The Company uses a signed agreement as evidence of an arrangement. Delivery occurs when the product is delivered. The Company’s typical license agreement does not include customer acceptance provisions. If acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s standard payment terms. The Company considers payment terms greater than 90 days to be beyond its customary payment terms. The Company deems collection probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, the Company postpones recognition of the revenue until cash collection. The Company sells software licenses with maintenance and, frequently, professional services. The Company allocates revenue to delivered components, normally the license component of the arrangement, using the residual value method based on vendor-specific objective evidence of the fair value of the undelivered elements, which is specific to the Company. Fair value for the maintenance services associated with the Company’s software licenses is based upon renewal rates stated in the Company’s agreements, which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis.
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
The Company’s services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel-related expenses. For small service engagements, less than approximately $10,000, the Company frequently contracts for and bills based on a fixed fee plus reimbursable travel-related expenses. The Company recognizes this revenue upon completion of the work performed. When the Company’s services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the Company’s software and rarely exceed three months in duration. The Company recognizes revenue as these services are performed. When the Company sells hosting separately from consulting, installation and implementation services, it recognizes that revenue ratably over the service period.
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

Blackbaud, Inc.
Condensed notes to consolidated financial statements (Continued)
September 30, 2006
(Unaudited)
Stock-based compensation
Effective January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application method. SFAS No. 123(R) replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Under the modified prospective application method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123(R) apply to grants made after the adoption date, awards modified, repurchased or cancelled after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption is recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123 pro forma disclosures.
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
The adoption of SFAS No. 123(R) resulted in the reclassification of $6,497,000 of unamortized deferred compensation that had previously been recorded in accordance with the provisions of APB No. 25, and a nominal cumulative effect adjustment to apply an assumed forfeiture rate to expense previously recorded on options unvested as of the date of adoption, which was recorded in general and administrative expenses.
The adoption of SFAS No. 123(R) had a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. See Note 10 of these consolidated financial statements and discussion in the management’s discussion and analysis of financial condition and results of operations included in this report for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods under the provisions of SFAS No. 123. No new stock options were issued in the nine months ended September 30, 2006. The fair value of the Company’s options issued in prior periods was determined using the Black-Scholes option-pricing model.
In 2005, the Company began issuing restricted stock under the 2004 Stock Plan. The fair value of the Company’s restricted stock awards is determined by using the closing price of the Company’s shares, as traded on the NASDAQ exchange, on the date of grant.
Income taxes
Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with a recapitalization agreement, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and as a result of the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company has not recorded a valuation allowance against this item in its deferred tax asset as of September 30, 2006 or December 31, 2005, as the Company believes it will be able to utilize this benefit, which is dependent upon the Company’s ability to generate taxable income.
Significant judgment is required in determining the provision for income taxes. The Company records its tax provision at the anticipated tax rates based on estimates of annual pretax income. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in

Blackbaud, Inc.
Condensed notes to consolidated financial statements (Continued)
September 30, 2006
(Unaudited)
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
New accounting pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. The interpretation attempts to clarify the accounting for uncertainty in income taxes recognized under current U.S. GAAP and also provides guidance on items such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 requires evaluation of uncertain tax positions against a more-likely-than-not recognition threshold and requires immediate recognition of positions that exceed that threshold and immediate derecognition when conditions change that move a previously recognized position below that threshold. The Company has not completed the process of evaluating the impact in future periods of adopting FIN No. 48 and is therefore unable to disclose the effect that adoption will have on the Company’s financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“ SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006. Application of this SAB will not alter previous conclusions and is not expected to have a material impact on the Company’s financial statements.
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
The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the United States. In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (“SFAS No. 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. While the Company expects to be able to qualify for the new tax deduction in future years, the Company does not expect to qualify for the deduction in the current year, as the Company does not expect to have any taxable income in 2006. The Company does not believe that the adoption of FSP 109-1 will materially impact its financial statements.
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

Blackbaud, Inc.
Condensed notes to consolidated financial statements (Continued)
September 30, 2006
(Unaudited)
provision. The Company did not make any repatriation of foreign earnings that qualified for this special tax treatment and adoption of FSP 109-2 will have no effect on the Company’s financial statements.
3. Acquisition
In January 2006, the Company acquired Campagne Associates, Ltd., the New Hampshire-based provider of GiftMaker Pro™ fundraising software, for approximately $6,100,000. Included in this amount is $500,000 of purchase price that is contingent upon the seller satisfying certain conditions set forth in the purchase agreement, which has been classified in the consolidated balance sheets as restricted cash. The Company also agreed to pay additional contingent consideration of up to $2,000,000 based upon performance of the acquired business over the next two years. The transaction was accounted for in accordance with the FASB’s Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), which requires that all acquisitions be accounted for under the purchase method. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The net fair values of the identified assets acquired and liabilities assumed exceeded the amount of the cash purchase price by $1,260,000 which, in accordance with SFAS No. 141, was recorded as a deferred acquisition cost. Simultaneously, the Company recognized a deferred tax liability on the acquisition in connection with the difference between depreciable book value and depreciable tax basis, for $489,000, which reduced the deferred acquisition costs by that amount. Of the remaining $783,000 deferred acquisition costs, approximately $500,000 has been classified as a current liability. Identifiable intangible assets consisting of various items, including existing customer relationships, software, non-compete agreements and a trade name, with a value aggregating $8,182,000 were recorded as part of the purchase price allocation. These intangible assets will be amortized over their estimated useful lives, ranging from three to fifteen years.
Amortization expense for the three and nine months ended September 30, 2006 related to this acquisition was $181,000 and $481,000, respectively. The aggregate amortization expense related to this acquisition for 2006 through 2010 is estimated to be approximately $710,000 per year. In addition, the Company recorded additional amortization expense, related to previous acquisitions, of $9,000 and $28,000 in the three and nine months ended September 30, 2006, respectively. Amortization expense was $10,000 in the three and nine months ended September 30, 2005.
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
Diluted earnings per share for the three months ended September 30, 2006 and 2005 includes the effect of 1,092,239 and 3,055,495 potential common shares, respectively, as they are dilutive. Dilutive earnings per share for the nine months ended September 30, 2006 and 2005 includes the effect of 1,260,035 and 4,048,078 potential common shares, respectively, as they are dilutive. Diluted earnings per share for the three months ended September 30, 2006 does not include the effect of 800,000 potential common share equivalents as they are anti-dilutive. There were no anti-dilutive potential common shares outstanding for the three months ended September 30, 2005. Dilutive earnings per share for the nine months ended September 30, 2006 and 2005 does not include the effect of 800,000 and 15,000 potential common share equivalents, respectively, as they are anti-dilutive.

Blackbaud, Inc.
Condensed notes to consolidated financial statements (Continued)
September 30, 2006
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands except share and per share amounts)	2006	2005	2006	2005

Numerator:
Net income	$8,503	$7,720	$21,903	$27,114

Denominator:
Weighted average common shares	43,438,730	41,961,726	43,182,585	42,628,278

Weighted average common shares from restricted stock issuance	148,305	—	146,955	—
Add effect of dilutive securities:
Employee stock-based compensation	1,092,239	3,055,495	1,260,035	4,048,078

Weighted average common shares assuming dilution	44,679,274	45,017,221	44,589,575	46,676,356

Earnings per share:
Basic	$0.20	$0.18	$0.51	$0.64
Diluted	$0.19	$0.17	$0.49	$0.58
5. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(in thousands)	2006	2005

Prepaid rent	$556	$469
Prepaid insurance	676	382
Prepaid software maintenance and royalties	1,087	639
Taxes, prepaid and receivable	5,532	6,734
Other	757	517

	$8,608	$8,741

6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(in thousands)	2006	2005

Accrued bonuses	$4,903	$4,801
Accrued commissions and salaries	1,726	1,578
Customer credit balances	1,012	824
Taxes payable	4,576	3,699
Accrued accounting and legal costs	1,688	1,523
Accrued health care costs	688	839
Other	1,542	2,542

	$16,135	$15,806

7. Credit agreement
On September 3, 2004, the Company entered into a $30.0 million revolving credit facility. Amounts borrowed under the $30.0 million revolving credit facility bear interest, at the Company’s option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on the Company’s consolidated leverage ratio as defined. Amounts outstanding under the facility are not secured by a lien on the Company’s assets, but are guaranteed by the Company’s operating subsidiaries and the facility is subject to covenants, including a maximum

Blackbaud, Inc.
Condensed notes to consolidated financial statements (Continued)
September 30, 2006
(Unaudited)
leverage ratio, minimum interest coverage ratio and minimum net worth. There were no principal or interest amounts outstanding under the facility as of September 30, 2006, and the Company is currently in compliance with all covenants under the agreement. The termination date of the facility is September 30, 2007.
8. Commitments and contingencies
Lease agreement
On October 13, 1999, the Company entered into a lease agreement for office space with Duck Pond Creek, LLC, which is owned by certain current and former minority stockholders of the Company. The term of the lease is for ten years with two five-year renewal options by the Company. The current annual base rent of the lease is $4,809,000 payable in equal monthly installments. The base rate escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement.
The Company has subleased a portion of its headquarters facility under various agreements extending through 2008. Under these agreements, rent expense was reduced by $120,000 and $118,000 for the three months ended September 30, 2006 and 2005, respectively, and was reduced by $362,000 and $354,000 for the nine months ended September 30, 2006 and 2005, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $484,000, $478,000 and $128,000 for the years 2006, 2007 and 2008, respectively. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $799,000 and $413,000 for the three months ended September 30, 2006 and 2005, respectively, and $1,661,000 and $1,093,000 for the nine months ended September 30, 2006 and 2005, respectively.
Other commitments
The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. The Company incurred expense under this agreement of $50,000 for each of the three-month periods ended September 30, 2006 and 2005, and $150,000 for each of the nine-month periods ended September 30, 2006 and 2005.
The Company utilizes third-party relationships in conjunction with its products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitment under these arrangements at September 30, 2006 is approximately $337,000 through 2008. The Company incurred expense under these arrangements of $214,000 and $181,000 for the three months ended September 30, 2006 and 2005, respectively, and $542,000 and $493,000 for the nine months ended September 30, 2006 and 2005, respectively.
Legal contingencies
The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s financial position or results of operations.
9. Income taxes
Income taxes for the three-month period ended September 30, 2006 were calculated using the projected effective tax rate for fiscal 2006 in accordance with SFAS No. 109. The 2006 estimated annual effective tax rate of 38.7%, which excludes period-specific items, was applied as the effective rate for the quarter ended September 30, 2006. The Company’s effective tax rates for the three-month periods ended September 30, 2006 and 2005 was 39.6% and 28.9%, respectively. The Company’s deferred tax asset at December 31, 2004, included state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that begin to expire in 2015. The Company established a valuation allowance against these credits when the assets were recorded because, based on information available at that time, it was not deemed probable that the deferred tax assets would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of related state NOLs, the Company released $2.9 million of the valuation allowance

Blackbaud, Inc.
Condensed notes to consolidated financial statements (Continued)
September 30, 2006
(Unaudited)
on the deferred tax asset related to these state income tax credits. This resulted in a credit to its income tax expense of $2.9 million for the three and nine months ended September 30, 2005. During the third quarter of 2006, the Company increased its valuation allowance by $123,000, net of tax, to reflect changes in estimates regarding the Company’s ability to utilize certain state credits before expiration.
Additionally, certain state tax credits whose use was previously restricted to reducing state franchise taxes became available to offset state income tax as a result of a clarification in enacted tax law during the third quarter of 2005. Accordingly, a deferred tax asset of $2.2 million was established during the third quarter of 2005, net of federal taxes at 34.8%, related to the associated future reduction of state taxes. A valuation allowance was established for $1.3 million of the $2.2 million representing the portion of the credits not deemed more likely than not to be utilized.
10. Stock-based compensation
Employee stock-based compensation plans
The Company has three outstanding stock-based compensation plans. The Company’s Compensation Committee of the Board of Directors administers the plans and the stock-based awards are granted under terms determined by them. The total number of authorized stock-based awards under these plans is 5,500,105. The majority of the stock-based awards granted under these plans have a 10-year contractual term. The lone current exception is the option to purchase 800,000 shares of common stock granted on November 28, 2005, to the current Chief Executive Officer (“CEO”), which has a 7-year contractual term.
The option agreements under all of the plans, except the 2004 Stock Plan, provide that all unvested options vest upon a change in control of the Company, as defined in the plans. The options granted to the current CEO under the 2004 Stock Plan also vest upon a change in control of the Company, as provided in the employment agreement and the agreement evidencing the stock options between the Company and the CEO.
The following table summarizes the options outstanding, vested and unvested under each of the Company’s stock-based compensation plans as of September 30, 2006.

		Options	Options	Options	Range of
Plan	Date of adoption	outstanding	vested	unvested	exercise prices
1999 Stock Option Plan	October 13, 1999	355,933	355,933	—	$4.80
2001 Stock Option Plan	July 1, 2001	1,237,922	960,134	277,788	$4.80-$9.04
2004 Stock Plan	March 23, 2004	1,041,540	104,393	937,147	$8.00-$16.10

Total		2,635,395	1,420,460	1,214,935

The options granted under the 1999 Stock Option Plan have two vesting schedules. Options totaling 234,393 vested 37.5% after one and a half years following the grant date and the remaining 62.5% vested ratably over two and a half years at six-month intervals. The 121,540 remaining options vested ratably over four years at six-month intervals.
The options granted under the 2001 Stock Option Plan vest in equal annual installments over four years from the date of grant. The option grants under this plan include a provision whereby the Company has the right to call shares exercised under the grants at a discount from fair market value if the employee is terminated for cause, as defined. This provision expired upon the Company’s initial public offering (“IPO”). The inclusion of this provision required the Company to account for all options issued under this plan after January 18, 2001 as variable awards and record compensation expense for the difference between the exercise price and the fair market value of the stock at each reporting date.
The options granted under the 2004 Stock Plan vest in equal annual installments over four years from the grant date, with the exception of 800,000 options which vest 25% on the first anniversary from the date of grant and the remaining 75% in 12 equal quarterly installments.

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
September 30, 2006
(Unaudited)
The Company has also granted shares of common stock subject to certain restrictions under the 2004 Stock Plan. Restricted stock grants vest in equal annual installments over four years from the grant date, except for 12,825 shares granted to non-employee directors which vest after one year. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted stock are recognized in the period the restrictions lapse to the extent expense has been recognized. Tax benefits associated with stock-based compensation in excess of the related book expense recorded are credited to additional paid-in capital within stockholders’ equity. There were 451,525 shares of restricted stock outstanding and unvested at September 30, 2006.
The Company recognizes compensation expense associated with options on an accelerated basis consistent with the method of amortizing used prior to adoption of SFAS 123(R) over the requisite service period of the individual grantees, which generally equals the vesting period. The Company recognizes compensation expense associated with restricted stock on a straight-line basis over the requisite service period of the individual grantees, which generally equals the vesting period.
Stock-based compensation
Beginning on January 1, 2006, the Company adopted SFAS No. 123(R). See Note 2 for a description of the Company’s adoption. The adoption of SFAS No. 123(R) had a significant impact on the Company’s results of operations. The Company’s consolidated statements of operations for the three months ended September 30, 2006 and 2005 includes $1,924,000 and $1,607,000 of stock-based compensation expense, respectively, and includes $5,900,000 of stock-based compensation expense and $2,713,000 of stock-based compensation benefit for the nine months ended September 30, 2006 and 2005, respectively.
Prior to the adoption of SFAS No. 123(R), the Company accounted for options and other stock-based awards under APB No. 25. Because of certain provisions in certain of the option agreements, the Company was required to account for these options under variable accounting. Variable accounting requires marking these options to the market price on the reporting date and recognizing a corresponding expense or benefit in the financial statements. The Company began recognizing the expense on restricted stock in the third quarter of 2005 when restricted stock was first granted. Expense related to restricted stock is equal to grant date value of the shares granted and is recognized over the vesting period. Amortization of deferred compensation resulted in the Company recognizing stock-based compensation benefit of $2,713,000 for the nine months ended September 30, 2005. The components of this benefit are detailed below:

	Three months	Three months	Three months	Nine months
	ended March 31,	ended June 30,	ended September	ended September
(in thousands)	2005	2005	30,2005	30,2005

Charge (credit) to adjust deferred compensation associated with fully vested and unexercised options of former CEO to period end closing stock price	$(7,908)	$2,648	$896	$(4,364)

Charge to adjust deferred compensation associated with option exercises of former CEO to stock price on date of transaction	—	430	533	963

Amortization of deferred compensation associated with formerly variable options which became fixed upon the Company’s IPO	268	242	140	650

Amortization of deferred compensation associated with restricted stock grants	—	—	38	38

Total	$(7,640)	$3,320	$1,607	$(2,713)

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
Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.35 years was $10,537,000 at September 30, 2006. The Company expects to expense an additional $1,661,000 of that total in the remaining three months of 2006.

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
September 30, 2006
(Unaudited)
The modified prospective transition method of SFAS No. 123(R) requires the windfall benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. As a result, for the nine months ended September 30, 2006 this requirement resulted in the classification of $5,568,000 of excess windfall tax benefits as a net financing cash inflow which would have previously been reported as an operating cash inflow. For the first nine months of 2005 those amounts are reported as operating cash flows in the statements of cash flows.
For the nine months ended September 30, 2006, the effects of applying the provisions of SFAS 123(R) on our operating results were as follows:

	Nine months ended September 30, 2006
	As if under	SFAS 123(R)
(in thousands, except share and per share amounts)	APB 25	adjustments	As reported
Income from operations	$39,608	$(4,295)	$35,313
Income before income taxes	40,241	(4,295)	35,946
Net income	24,797	(2,894)	21,903

Cash flow from operating activities	50,928	(5,568)	45,360
Cash flow from financing activities	(10,966)	5,568	(5,398)

Earnings per share:
Basic	$0.57	$(0.06)	$0.51
Diluted	$0.56	$(0.07)	$0.49
The following table sets forth the summary of option activity under the Company’s stock option plans for the nine months ended September 30, 2006:

		Weighted-
		average
	Shares	exercise price
Outstanding options at December 31, 2005	3,931,632	$7.69
Exercised	(1,178,008)	5.11
Forfeited	(118,229)	7.66

Outstanding options at September 30, 2006	2,635,395	$8.84

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $3,375,000 and $20,037,000, respectively, and the total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $16,826,000 and $39,246,000, respectively. There were no options granted during either the three or nine months ended September 30, 2006 and 2005.
All outstanding options granted by the Company had a fair market value assigned at grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in that model will continue to be monitored and will be disclosed in periods when options are granted.

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
September 30, 2006
(Unaudited)
Information regarding the stock options outstanding at September 30, 2006 is summarized below:

		Weighted average	Weighted average	Exercisable as	Weighted average
Range of	Outstanding as of	remaining contractual	exercise price of	of September	exercise price of
exercise prices	September 30, 2006	life (in years)	outstanding options	30,2006	exercisable options
$ 4.80	1,120,731	3.9	$4.80	1,120,731	$4.80
$ 5.44	401,442	6.4	5.44	182,768	5.44
$ 7.20	31,251	7.0	7.20	—	7.20
$ 8.00	54,657	7.6	8.00	17,469	8.00
$ 8.60	117,790	7.8	8.60	50,643	8.60
$ 9.04	13,274	7.4	9.04	8,849	9.04
$10.59	81,250	8.0	10.59	36,250	10.59
$13.05	15,000	8.2	13.05	3,750	13.05
$16.10	800,000	6.2	16.10	—	—

	2,635,395	5.4	$8.84	1,420,460	$5.25

The weighted average remaining contractual life of options exercisable at September 30, 2006 was 4.5 years. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $34,658,000 and $23,774,000, respectively. The intrinsic value is calculated for in-the-money options as the difference between the market value as of September 30, 2006 and the exercise price of the shares.
A summary of unvested restricted stock as of September 30, 2006, and changes during the nine months then ended, is as follows:

		Weighted-average
		grant-date fair
	Shares	value
Unvested restricted stock at December 31, 2005	487,733	$14.52
Granted	32,494	20.56
Vested	(14,874)	12.82
Forfeited	(53,828)	14.32

Unvested restricted stock at September 30, 2006	451,525	$15.04

The total fair value of restricted stock that vested during the three and nine months ended September 30, 2006, was $89,000 and $292,000, respectively.

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
September 30, 2006
(Unaudited)
For the three and nine months ended September 30, 2005, had the Company accounted for all employee stock-based compensation based on the fair value method as prescribed by SFAS No. 123, the Company’s net income and net income per share would have been the following pro forma amounts:

	Three months ended	Nine months ended
	September 30,	September 30,
(in thousands, except share and per share amounts)	2005	2005
Net income, as reported	$7,720	$27,114
Total stock-based compensation expense (benefit), net of related tax effects included in the determination of net income as reported	1,151	(2,021)
Total stock-based compensation expense, net of related tax effects that would have been included in the determination of net income if the fair value method had been applied to all awards	(1,382)	(184)

Pro forma net income	$7,489	$24,909

Earnings per share:
Basic, as reported	$0.18	$0.64
Basic, pro forma	0.18	0.58
Diluted, as reported	0.17	0.58
Diluted, pro forma	0.17	0.53
11. Stockholders’ equity
Preferred stock
The Company has authorized 20,000,000 shares of preferred stock. No shares were issued and outstanding at September 30, 2006 and December 31, 2005. The Company’s Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.
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
On August 7, 2006, the Company’s Board of Directors declared a third quarter dividend of $0.07 per share, which was paid on September 15, 2006 to stockholders of record on August 28, 2006.
Stock repurchase program
On July 26, 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to buy back up to $35,000,000 of the Company’s outstanding shares of common stock. The shares may be purchased in conjunction with a public offering of the Company’s stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. Under the program, in the third quarter of 2006, the Company purchased 40,700 shares of its common stock at an average cost of $20.02 per share, including commissions paid. In the first nine months of 2006, the Company purchased 442,000 shares of its common stock at an average cost of $17.64 per share. The Company accounts for purchases of

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continuedd)
September 30, 2006
(Unaudited)
treasury stock under the cost method which resulted in an increase to the treasury stock balance of approximately $815,000 and $7,797,000 in the three and nine months ended September 30, 2006, respectively.
In addition to the Company’s stock repurchase plan, 1,831 shares were purchased from restricted stock holders to satisfy their tax obligations due upon vesting of restricted stock during the nine months ended September 30, 2006.
12. Segment information
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
In the first quarter of 2006, as part of the continued refinement of its business strategy, the Company identified two modifications to its method of operating and evaluating its business units, and as a result, the Company modified its segment reporting under SFAS No. 131. At the beginning of 2006, the Company combined its consulting and training businesses under one managerial structure and began reporting the results of operations of these business units to the CEO as a combined entity. Additionally, as a result of the increased significance of its subscription revenue, the Company began to report separately the results of this business unit, previously included with the software maintenance segment. Accordingly, the Company has amended its segment disclosure from the prior year to reflect these changes. Additionally, as a result of the change in segment reporting, the Company has modified the consolidated statements of operations to reflect the reclassification of subscription revenue and cost of revenue to be shown separately.
The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third-party contractors, data expense and classroom rentals, for the three and nine months ended September 30, 2006 and 2005 were as follows:

		Consulting
		and education	Analytic
(in thousands)	License fees	services (1)	services (2)	Maintenance	Subscriptions	Other	Total
Three months ended September 30, 2006
Revenue	$7,826	$14,941	$2,073	$20,838	$2,839	$1,373	$49,890
Direct controllable costs	514	6,504	1,156	2,693	597	1,243	12,707

Segment income	7,312	8,437	917	18,145	2,242	130	37,183
Corporate costs not allocated							1,624
Operating expenses							21,899
Interest income, net							(480)
Other expense, net							64

Income before provision for income taxes							$14,076

Three months ended September 30, 2005
Revenue	$7,291	$13,119	$1,367	$18,110	$1,895	$1,362	$43,144
Direct controllable costs	1,080	5,514	976	2,057	268	1,160	11,055

Segment income	6,211	7,605	391	16,053	1,627	202	32,089
Corporate costs not allocated							1,506
Operating expenses							19,866
Interest income, net							(178)
Other expense, net							32

Income before provision for income taxes							$10,863

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
September 30, 2006
(Unaudited)

		Consulting and
		education	Analytic
(in thousands)	License fees	services (1)	services (2)	Maintenance	Subscriptions	Other	Total
Nine months ended September 30, 2006
Revenue	$24,281	$41,071	$5,352	$60,079	$7,625	$3,991	$142,399
Direct controllable costs	1,694	19,266	2,681	8,134	1,587	3,742	37,104

Segment income	22,587	21,805	2,671	51,945	6,038	249	105,295
Corporate costs not allocated							4,945
Operating expenses							65,037
Interest income, net							(829)
Other expense, net							196

Income before provision for income taxes							$35,946

Nine months ended September 30, 2005
Revenue	$22,063	$35,818	$4,252	$52,752	$5,028	$3,442	$123,355
Direct controllable costs	3,166	15,546	2,599	6,334	980	3,094	31,719

Segment income	18,897	20,272	1,653	46,418	4,048	348	91,636
Corporate costs not allocated							4,614
Operating expenses							50,015
Interest income, net							(733)
Other expense, net							34

Income before provision for income taxes							$37,706

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other educational services.

(2)	This segment consists of donor prospect research and data modeling services.
The Company derives a portion of its revenue from its foreign operations. The following table presents long-lived assets by geographic region based on the location of the assets.

(in thousands)	Domestic	Canada	Europe	Pacific	Total
Property and equipment, net:
September 30, 2006	$8,401	$—	$539	$24	$8,964
December 31, 2005	8,308	—	368	24	8,700
13. Subsequent events
On October 27, 2006, the Company’s Board of Directors declared a fourth quarter dividend of $0.07 per share payable on December 15, 2006 to stockholders of record on November 28, 2006.

Blackbaud, Inc.
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
Overview
We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of September 30, 2006 we had more than 15,000 customers. Our customers operate in multiple verticals within the nonprofit market, including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.
We derive revenue from licensing software products and providing a broad offering of services, including consulting, training, installation, implementation and donor prospect research and modeling services, as well as ongoing customer support and maintenance. Consulting, training and implementation are generally not essential to the functionality of our software products and are sold separately. Accordingly, we recognize revenue from these services separately from license fees.
Critical accounting policies and estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period and related disclosures of contingent assets and liabilities. The most significant estimates and assumptions relate to our revenue recognition, our allowance for sales returns and doubtful accounts, our valuation of long-lived and intangible assets and goodwill, stock-based compensation and our provision for income taxes and valuation of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. We are not aware of any circumstances in the past that have caused these estimates and assumptions to be materially wrong. Furthermore, we are not currently aware of any material changes in our business that might cause these assumptions or estimates to differ significantly. In our discussion below of deferred taxes, the most significant asset subject to such assumptions and estimates, we have described the sensitivity of these assumptions or estimates to potential deviations in actual results. Actual results could differ from any of our estimates under different assumptions or conditions.
We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue recognition
Our revenue is generated primarily by licensing our software products and providing support, training, consulting, technical, hosting and other professional services for those products. We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. As we develop new products, we may experience difficulty in determining VSOE regarding the fair value of those new products. This would result in the deferral of revenue on those transactions until all elements of the arrangement have been delivered or until VSOE is established.
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
Stock-based compensation
Effective January 1, 2006, we adopted the provisions of the FASB’s Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application method. SFAS No. 123(R) replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Under the modified prospective application method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123(R) apply to grants made after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption will be recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123 pro forma disclosures.
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

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
The adoption of SFAS No. 123(R) resulted in the reclassification of approximately $6.5 million of unamortized deferred compensation that had previously been subject to variable accounting under APB No. 25, and a nominal cumulative effect adjustment to apply an assumed forfeiture rate to expense previously taken on options unvested as of the date of adoption, which was recorded in general and administrative expenses. The adoption of SFAS 123(R) did not cause us to modify any existing awards, change any terms of existing awards, or otherwise modify our share-based compensation plans.
The adoption of SFAS No. 123(R) had a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. See Note 10 of our consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods under the provisions of SFAS No. 123. No new stock options were issued in the nine months ended September 30, 2006. The fair value of options issued in prior periods was determined using the Black-Scholes option-pricing model.
The fair value of our outstanding restricted stock awards was determined by using the closing price of the Company’s shares, as traded on the NASDAQ exchange on the date of the grant.
We have separately disclosed stock-based compensation throughout this discussion and in our consolidated financial statements because, in managing our operations, we believe such costs significantly affect our ability to better understand and manage other operating expenses and cash needs.
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
Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. In addition, we were not subject to income tax in many of the states in which we operated as a result of our S corporation status. We historically made distributions to our stockholders to cover the stockholders’ anticipated tax liability. In connection with a recapitalization agreement (See Note 1 to the consolidated financial statements), we converted our U.S. taxable status from an S corporation to a C corporation. Accordingly, since October 14, 1999 we have been subject to federal and state income taxes. Upon the conversion and in connection with the recapitalization, we recorded a one-time benefit of $107.0 million to establish a deferred tax asset as a result of the recapitalization agreement.
We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance; we must include an expense within the tax provision in the statement of operations. Except with respect to certain state income tax credits as discussed in the 2005 Form 10-K filing, we have not recorded a valuation allowance as of September 30, 2006 and December 31, 2005, because we expect to be able to utilize our entire net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of additional tax deductions permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
Significant judgment is required in determining the provision for income taxes. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. Our deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. federal income tax rate of 34.9%. This U.S. federal income tax rate is based on our expectation that our deductible and taxable temporary differences will reverse over a period of years during which, except for 2006 due to stock option exercises and other reductions to income, we will have annual taxable income exceeding $10.0 million per year. If our results of operations fall below that threshold in the future, we will adjust our deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. federal income tax rate, consistent with the corresponding expectation of lower taxable income.
Contingencies
We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.
Results of operations
The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenue
License fees	15.7%	16.9%	17.0%	17.9%
Services	34.1	33.6	32.6	32.5
Maintenance	41.8	42.0	42.2	42.7
Subscriptions	5.7	4.4	5.4	4.1
Other revenue	2.7	3.1	2.8	2.8

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue
Cost of license fees	1.0	2.5	1.2	2.6
Cost of services	17.3	17.1	17.5	17.0
Cost of maintenance	6.6	6.1	7.0	6.5
Cost of subscriptions	1.3	0.7	1.2	0.9
Cost of other revenue	2.5	2.7	2.6	2.5

Total cost of revenue	28.7	29.1	29.5	29.5

Gross profit	71.3	70.9	70.5	70.5

Operating expenses
Sales and marketing	20.5	20.0	21.1	20.5
Research and development	11.5	12.4	12.4	12.7
General and administrative	11.5	13.7	11.8	7.3
Amortization	0.4	—	0.4	—

Total operating expenses	43.9	46.1	45.7	40.5

Income from operations	27.4	24.8	24.8	30.0
Interest income	0.9	0.5	0.6	0.6
Interest expense	—	—	—	—
Other (expense) income, net	(0.1)	(0.1)	(0.1)	—

Income before provision for income taxes	28.2	25.2	25.3	30.6
Income tax provision	11.2	7.3	9.9	8.6

Net income	17.0%	17.9%	15.4%	22.0%

Comparison of the three months ended September 30, 2006 and 2005
Revenue
Third quarter of 2006 total revenue of $49.9 million increased by $6.8 million, or 15.8% compared with $43.1 million in the comparable period in 2005. The increase is due in part to growth in services and license fees to new and existing

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.
License fees
We derive revenue from license fees by selling rights to use our software products, typically under a perpetual license agreement. Revenue from license fees of $7.8 million in the third quarter of 2006 increased by $0.5 million, or 6.8%, compared with $7.3 million in the comparable period in 2005. These amounts represent 15.7% and 16.9% of total revenue for the third quarter of 2006 and 2005, respectively. The increase in license fees, which is primarily volume driven, in the three months ended September 30, 2006 is attributable to a $0.7 million increase in product sales to new customers, including those obtained in the acquisition of Campagne Associates, Ltd. and a $0.2 million decrease in product sales to our installed customer base.
Services
Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. Third quarter revenue from services of $17.0 million in 2006 increased by $2.5 million, or 17.2% compared with $14.5 million in the third quarter of 2005. These amounts represent 34.1% and 33.6% of total revenue for the third quarter of 2006 and 2005, respectively. The revenue increase is principally the result of increased volume of services provided. Consulting, installation, training and implementation services involve converting data from a customer’s existing system, assistance in file set-up and system configuration, requisite product training and/or process re-engineering. These services account for $14.9 million and $13.1 million in the third quarter of 2006 and 2005, respectively, representing 87.8% and 90.6%, respectively, of total services revenue. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, which enables the customer to more effectively target its fundraising activities. We perform these assessments using our proprietary analytical and data enrichment tools. These services account for $2.1 million and $1.4 million in the third quarter of 2006 and 2005, respectively, and represent 12.2% and 9.4%, respectively, of total services revenue for the third quarter.
Maintenance
Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products and online, telephone and email support. Maintenance revenue of $20.8 million in the third quarter of 2006 increased $2.7 million, or 14.9%, compared with $18.1 million in the third quarter of 2005. These amounts represent 41.8% and 42.0% of total revenue for the third quarter of 2006 and 2005, respectively. The increase in maintenance revenue in the third quarter of 2006 over the third quarter of 2005 is comprised of $2.3 million from new maintenance contracts associated with new license agreements, including new products, $0.7 million from maintenance contract inflationary rate adjustments, and $0.4 million from maintenance agreements on customers acquired as part of the purchase of Campagne Associates, Ltd., offset by $0.8 million of maintenance contracts that were not renewed.
Subscriptions
Revenue from subscriptions is principally comprised of revenue from hosting our software applications for customers, certain data services, our online subscription training offerings and our hosted internet fundraising application. Subscriptions revenue of $2.8 million in the third quarter of 2006 increased $0.9 million, or 47.4%, compared with $1.9 million in the third quarter of 2005. These amounts represent 5.7% and 4.4% of our total revenue for the third quarter of 2006 and 2005, respectively. The increase in subscriptions revenue in the third quarter of 2006 over the third quarter of 2005 is comprised primarily of a $0.3 million increase in revenue from our software hosting activities, a $0.3 million increase in revenue from our hosted internet fundraising application and a $0.1 million increase in revenue from our online analytics products.
Other revenue
Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue of $1.4 million in the third quarter

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
of 2006 was essentially unchanged with the third quarter 2005. These amounts represent 2.7% and 3.1% of our total revenue for the third quarter of 2006 and 2005, respectively.
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
Our consolidated statements of operations for the three months ended September 30, 2006 and 2005 includes $1.9 million and $1.6 million of stock-based compensation expense, respectively, illustrated below:

	Three months ended	Three months ended
(in thousands)	September 30, 2006	September 30, 2005

Cost of services	$122	$55
Cost of maintenance	26	6
Cost of subscriptions	4	—
Sales and marketing	193	38
Research and development	183	22
General and administrative	1,396	1,486

Total expense	$1,924	$1,607

We have separately disclosed stock-based compensation throughout this discussion and in our consolidated financial statements and we have shown a reconciliation of stock-based compensation as it relates to all affected categories of expenses above. We have discussed our segment costs on a basis excluding stock-based compensation, because we believe this presentation allows investors better understandability and comparability of our operating expenses. Had stock-based compensation been included in each segment discussed below, the results as a percentage of segment revenue and as a percentage of total revenue would have been as follows:

	Three months ended September 30, 2006			Three months ended September 30, 2005
	Without	Impact of	With	Without	Impact of	With
	stock-based	stock-based	stock-based	stock-based	stock-based	stock-based
	compensation	compensation	compensation	compensation	compensation	compensation
(as a percent of segment revenue)
Cost of license fees	6.6%	—%	6.6%	14.8%	—%	14.8%
Cost of services	50.1	0.7	50.8	50.5	0.4	50.9
Cost of maintenance	15.6	0.1	15.7	14.6	—	14.6
Cost of subscriptions	23.0	0.2	23.2	15.4	—	15.4
Cost of other revenue	90.8	—	90.8	86.0	—	86.0

(as a percent of total revenue)
Sales and marketing	20.2%	0.3%	20.5%	19.9%	0.1%	20.0%
Research and development	11.1	0.4	11.5	12.3	0.1	12.4
General and administrative	8.7	2.8	11.5	10.2	3.5	13.7
Cost of revenue
Cost of license fees
Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $0.5 million for the third quarter of 2006 decreased by $0.6 million, or

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
54.5%, compared with $1.1 million in the third quarter of 2005. These amounts represent 6.6% and 14.8% of license fee revenue in 2006 and 2005, respectively. The decrease in cost of license fees is principally attributable to reduced reseller commissions which have declined by $0.4 million as a result of the discontinued use of those sales channels.
Cost of services
Cost of services is principally comprised of human resource costs, including stock-based compensation, third-party contractor expenses, data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. Cost of services of $8.6 million in the third quarter of 2006, including $0.1 million in stock-based compensation, increased $1.2 million, or 16.2%, compared with $7.4 million in the third quarter of 2005, which included $0.1 million in stock-based compensation. Excluding stock-based compensation, these amounts represent 50.1% and 50.5% of total services revenue for the third quarter of 2006 and 2005, respectively. Compared with the third quarter of 2005, the increase is primarily related to salary, benefit and bonus expense, including allocated costs, which increased $0.9 million. Other increases include increased travel-related expense and services from contractors, totaling $0.2 million.
Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock-based compensation. For a tabular presentation of the revenues and direct costs associated with our consulting and education services and analytic services operating segments, see Note 12 of the consolidated financial statements.
Cost of revenue in providing consulting, installation, implementation, and customer training (consulting and education services) was $6.5 million and $5.5 million in the third quarter of 2006 and 2005, respectively. These amounts represent 43.5% and 42.0% of the related revenue in the third quarters of 2006 and 2005, respectively. The increased cost of consulting and education services is primarily the result of a $0.9 million increase over the third quarter of 2005 for salary, benefit and bonus expense, as we added headcount to meet increased customer demand for these services.
Cost of revenue in providing donor prospect research and data modeling services (analytic services) was $1.2 million and $0.1 million in the third quarter of 2006 and 2005, respectively. These amounts represent 55.8% and 71.4% of related revenues for the third quarter of 2006 and 2005, respectively. Margin on analytic services improved versus the third quarter of 2005 as we were able to deliver more services with relatively fixed costs.
Cost of maintenance
Cost of maintenance is primarily comprised of human resource costs, including stock-based compensation, third-party contractor expenses, third-party royalty costs and data expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of maintenance of $3.3 million in the third quarter of 2006 increased $0.7 million, or 26.9%, compared with $2.6 million in the third quarter of 2005. Excluding stock-based compensation, these amounts represent 15.6% and 14.6% of maintenance revenue for the third quarter of 2006 and 2005, respectively. The increase in cost of maintenance is principally the result of a $0.4 million increase compared with the third quarter of 2005 in salary, benefit and bonus expense due to increased headcount required to support the higher volumes of these services, and a $0.2 million increase in royalty payments to third parties based on maintenance revenue.
Cost of subscriptions
Cost of subscriptions is primarily comprised of human resource costs, including stock-based compensation, third-party royalty and data expenses, hosting expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of subscriptions of $0.7 million in the third quarter of 2006 increased $0.4 million, or 133.3%, compared with $0.3 million in the third quarter of 2005. Excluding stock-based compensation, these amounts represent 23.0% and 15.4% of subscriptions revenue for the third quarter of 2006 and 2005, respectively. The increase in cost of subscriptions is principally due to a $0.2 million increase in salary, benefit and bonus expense in the third quarter of 2006 and a $0.1 million increase in data expense.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
Cost of other revenue
Cost of other revenue includes human resource costs, costs of business forms, hardware costs, reimbursable expenses relating to the performance of services at customer locations, and an allocation of facilities and depreciation expenses. Cost of other revenue of $1.2 million was essentially unchanged from the comparable number in the third quarter of 2005. These amounts represent 90.8% and 86.0% of other revenue for the third quarter of 2006 and 2005, respectively. Decreases in conference costs of $0.1 million were offset by increases in billable travel-related cost of $0.1 million in the third quarter of 2006.
Operating expenses
Sales and marketing
Sales and marketing expenses include human resource costs, sales and marketing organizations, travel-related and entertainment expenses, sales commissions, advertising and marketing materials, public relations, stock-based compensation and an allocation of facilities and depreciation expenses. Sales and marketing costs of $10.3 million in the third quarter of 2006, including $0.2 million of stock-based compensation, increased $1.7 million or 19.8% over third quarter 2005 costs of $8.6 million, including less than $0.1 million in stock-based compensation. Excluding stock-based compensation costs, sales and marketing expenses represent 20.2% and 19.9% of total revenue in the third quarter of 2006 and 2005, respectively. Sales and marketing costs increased $0.7 million primarily related to salary, benefit and bonus expense from increases in the size and skill set of our sales force. Further increases are due from the payment of $0.3 million more in the third quarter of 2006 related to higher commissionable sales and additional travel-related expenses and marketing expenses of $0.3 million.
Research and development
Research and development expenses include human resource costs, third-party contractor expenses, software development tools, stock-based compensation, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $5.7 million in the third quarter of 2006, including $0.2 million of stock-based compensation, increased $0.4 million or 7.5% over third quarter 2005 costs of $5.3 million. Excluding stock-based compensation costs, research and development expenses represented 11.1% and 12.3% of total revenue in the third quarter of 2006 and 2005, respectively. The increase in research and development costs is principally due to a $0.3 million increase in salary, benefit and bonus expense as a result of headcount increases to support enhancements to our existing products and development of new product offerings, and was offset with $0.1 million decrease in offshore development and other costs. However, research and development continues to fall as a percentage of revenue, in part because revenue continues to increase, but also because we have changed our mix of new hires to include more entry-level roles than in prior periods.
General and administrative
General and administrative expenses consist primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, senior executives and corporate development; third-party professional fees; offering costs; bad debt expenses; insurance; stock-based compensation; and other administrative expenses. General and administrative costs of $5.7 million in the third quarter of 2006, including $1.4 million of stock-based compensation, decreased $0.2 million or 3.4% over third quarter 2005 costs of $5.9 million, which included $1.5 million of stock-based compensation expense. Excluding stock-based compensation, our third quarter 2006 general and administrative expenses represent 8.7% and 10.2% of total revenue in the third quarter of 2006 and 2005, respectively. The decrease in general and administrative costs is principally due to a reduction in costs related to Sarbanes-Oxley Act of 2002 compliance activities.
Income tax provision
We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. To determine our tax provision, we applied our full-year estimated effective tax rate of 38.7% to year-to-date net income. Our actual effective tax rate for the three months ended September 30, 2006 was 39.6%. We had an annual effective tax rate of 28.6% for the year ended 2005. The effective tax rate for the three-month

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
period ended September 30, 2005 was 28.9%, a period in which a change in state tax law resulted in establishing a deferred tax asset related to certain state tax credits.
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
Comparison of the nine months ended September 30, 2006 and 2005
Revenue
Total revenue of $142.4 million for the nine months ended September 30, 2006 increased by $19.0 million, or 15.4%, compared with $123.4 million in the comparable period in 2005. The increase is due in part to growth in services and license fees to new and existing customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.
License fees
We derive revenue from license fees by selling rights to use our software products, typically under a perpetual license agreement. Revenue from license fees of $24.3 million in the nine months ended September 30, 2006 increased by $2.2 million, or 10.0%, compared with $22.1 million in the comparable period in 2005. These amounts represent 17.0% and 17.9% of total revenue for the first nine months of 2006 and 2005, respectively. The increase in license fees, which is primarily volume driven, in the nine months ended September 30, 2006 is attributable to a $2.1 million increase in product sales to new customers, including those obtained in the acquisition of Campagne Associates, Ltd., and a $0.1 million increase in product sales to our installed customer base. The license fees charged for our software products have remained relatively unchanged for this period. Of the overall $2.2 million increase in license fees, $2.0 million came from sales of our core software applications, including $1.0 million sold to new customers obtained in the acquisition of Campagne Associates, Ltd., $0.2 million came from internet-based products and $0.1 million came from ticketing solutions.
Services
Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. Revenue from services of $46.4 million for the nine months ended September 30, 2006 increased by $6.3 million, or 15.7%, compared with $40.1 million in the comparable period of 2005. These amounts represent 32.6% and 32.5% of total revenue for the first nine months of 2006 and 2005, respectively. The revenue increase is principally the result of increased volume of services provided and to a lesser extent the result of rate increases in the second half of 2005. Consulting, installation, training and implementation services involve converting data from a customer’s existing system, assistance in file set-up and system configuration, requisite product training and/or process re-engineering. These services account for $41.0 million and $35.8 million in the first nine months of 2006 and 2005, respectively, representing 88.5% and 89.4%, respectively, of total services revenue. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, which enables the customer to more effectively target its fundraising activities. We perform these assessments using our proprietary analytical and data enrichment tools. These services account for $5.4 million and $4.3 million in the first nine months of 2006 and 2005, respectively, and represent 11.5% and 10.6%, respectively, of total services revenue for that period.
Maintenance
Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products and online, telephone and email support. Maintenance revenue of $60.1

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
million in the nine months ended September 30, 2006 increased $7.3 million, or 13.8%, compared with $52.8 million in the comparable period of 2005. These amounts represent 42.2% and 42.7% of our total revenue for the first nine months of 2006 and 2005, respectively. The increase in maintenance revenue in the first nine months of 2006 over the same period in 2005 is comprised of $6.4 million from new maintenance contracts associated with new license agreements, including new products, $2.0 million from maintenance contract inflationary rate adjustments, and $1.2 million from maintenance agreements on customers acquired as part of the purchase of Campagne Associates, Ltd., offset by $2.3 million of maintenance contracts that were not renewed.
Subscriptions
Revenue from subscriptions is principally comprised of revenue from hosted fundraising software solutions, certain data services, our online subscription training offerings and hosting of client internet sites. Subscriptions revenue of $7.6 million in the nine months ended September 30, 2006 increased $2.6 million, or 52.0%, compared with $5.0 million in the comparable period of 2005. These amounts represent 5.4% and 4.1% of our total revenue for the first nine months of 2006 and 2005, respectively. The increase in subscriptions revenue in the first nine months of 2006 over the same period in 2005 is comprised primarily of a $0.8 million increase in revenue from our online analytics products, a $0.6 million increase in revenue from our hosting activities and a $0.8 million increase in revenue from all our internet solutions.
Other revenue
Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue of $4.0 million in the nine months ended September 30, 2006 increased $0.6 million, or 17.6%, compared with $3.4 million in the comparable period of 2005. These amounts represent 2.8% of our total revenue for the first nine months of 2006 and 2005. The increase in revenue is primarily from a $0.3 million increase in reimbursable travel-related costs related to our services business, a $0.1 million increase in our business forms sales and a $0.1 million increase in sales of hardware related to ticketing solution.
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
Our consolidated statements of operations for the nine months ended September 30, 2006 and 2005 includes $5.9 million of stock-based compensation expense and $2.7 million of stock-based compensation benefit, respectively, illustrated below:

	Nine months ended	Nine months ended
(in thousands)	September 30, 2006	September 30, 2005

Cost of services	$402	$229
Cost of maintenance	84	28
Cost of subscriptions	13	—
Sales and marketing	633	182
Research and development	562	119
General and administrative	4,206	(3,271)

Total expense (benefit)	$5,900	$(2,713)

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
We have separately disclosed stock-based compensation throughout this discussion and in our consolidated financial statements and we have shown a reconciliation of stock-based compensation as it relates to all affected categories of expenses above. We have discussed our segment costs on a basis excluding stock-based compensation, because we believe this presentation allows investors better understandability and comparability of our operating expenses. Had stock-based compensation been included in each segment discussed below, the results as a percentage of segment revenue and as a percentage of total revenue would have been as follows:

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Without	Impact of	With	Without	Impact of	With
	stock-based	stock-based	stock-based	stock-based	stock-based	stock-based
	compensation	compensation	compensation	compensation	compensation	compensation
(as a percent of segment revenue)
Cost of license fees	7.0%	—%	7.0%	14.3%	—%	14.3%
Cost of services	52.8	0.8	53.6	51.8	0.6	52.4
Cost of maintenance	16.4	0.1	16.5	15.0	0.1	15.1
Cost of subscriptions	23.1	0.2	23.3	22.4	—	22.4
Cost of other revenue	94.0	—	94.0	90.2	—	90.2

(as a percent of total revenue)
Sales and marketing	20.7%	0.4%	21.1%	20.3%	0.2%	20.5%
Research and development	12.0	0.4	12.4	12.7	0.1	12.8
General and administrative	8.8	3.0	11.8	9.9	(2.6)	7.3
Cost of revenue
Cost of license fees
Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $1.7 million for the nine months ended September 30, 2006 decreased by $1.5 million, or 46.9%, compared with $3.2 million in the comparable period of 2005. These amounts represent 7.0% and 14.3% of license fee revenue in the first nine months of 2006 and 2005, respectively. The decreased cost of license fees compared to the first nine months of 2006 is primarily due to the fact that reseller commissions have declined by $1.2 million as a result of the discontinued use of those sales channels. A further decrease of $0.3 million is due to decreased third-party license expenses.
Cost of services
Cost of services is principally comprised of human resource costs, including stock-based compensation charges, third-party contractor expenses, data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. Cost of services of $24.9 million in the nine months ended September 30, 2006, including $0.4 million in stock-based compensation, increased $3.9 million, or 18.6%, compared with $21.0 million in the comparable period of 2005, which included $0.2 million in stock-based compensation. Excluding stock-based compensation, these amounts represent 52.8% and 51.8% of total services revenue for the first nine months of 2006 and 2005, respectively. The increase in cost of services compared with the first nine months of 2005 is primarily the result of a $2.8 million increase in salary, benefit and bonus expense, including allocated costs. In addition, travel-related expense in the first nine months of 2006 increased by $0.4 million compared with the same period in the prior year and recruiting and relocation costs increased by $0.2 million.
Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock-based compensation. For a tabular presentation of the revenues and direct costs associated with our consulting and education services and analytic services operating segments, see Note 12 of the consolidated financial statements.
Cost of revenue in providing consulting, installation, implementation and customer training (consulting and education services) was $19.3 million and $15.5 million in the first nine months of 2006 and 2005, respectively. These amounts represent 46.9% and 43.4% of the related revenue in the first nine months of 2006 and 2005, respectively. The increased cost of consulting and education services is primarily the result of a $2.9 million increase over the comparable period of 2005 for salary, benefits and bonus expense, as headcount was added to meet increased customer demand for these

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
services and $0.1 million increases in each of travel-related expenses, recruiting and training supplies and a $0.2 million increase in the use of outside consultants.
Cost of revenue in providing donor prospect research and data modeling services (analytic services) was $2.7 million in the first nine months of 2006 compared with $2.6 in the same period of 2005. These amounts represent 50.0% and 61.1% of related revenues for the first nine months of 2006 and 2005, respectively. The improved margin for analytic services compared to the same period in 2006 is the result of delivering a higher volume while maintaining relatively fixed costs.
Cost of maintenance
Cost of maintenance is primarily comprised of human resource costs, including stock-based compensation, third-party contractor expenses, third-party royalty costs and data expenses, an allocation of our facilities and depreciation expenses and other costs incurred in providing support and services to our customers. Cost of maintenance of $9.9 million in the nine months ended September 30, 2006, increased $2.0 million, or 25.3%, compared with $7.9 million in the comparable period of 2005. Excluding stock-based compensation, these amounts represent 16.4% and 15.0% of maintenance revenue for the first nine months of 2006 and 2005, respectively. The increased cost of maintenance compared with the first nine months of 2005 is primarily the result of a $1.3 million increase in salary, benefit and bonus expense due to increased headcount required to provide support activities and a $0.6 million increase in third-party software royalty expenses in connection with renewal of maintenance contracts related to our ticketing solution.
Cost of subscriptions
Cost of subscriptions is primarily comprised of human resource costs, including stock-based compensation, third-party royalty and data expenses, hosting expenses, an allocation of our facilities and depreciation expenses and other costs incurred in providing support and services to our customers. Cost of subscriptions of $1.8 million in the nine months ended September 30, 2006 increased $0.7 million, or 63.6%, compared with $1.1 million in the comparable period of 2005. Excluding stock-based compensation, these amounts represent 23.1% and 22.4% of subscriptions revenue for the first nine months of 2006 and 2005, respectively. The increased cost of subscriptions compared with the first nine months of 2005 is the result of a $0.5 million increase in salary, benefits and bonus expense as a result of higher headcount to support the growth rate of revenue from subscriptions.
Cost of other revenue
Cost of other revenue includes human resource costs, costs of business forms, hardware costs, reimbursable expenses relating to the performance of services at customer locations and an allocation of facilities and depreciation expenses. Cost of other revenue of $3.8 million in the nine months ended September 30, 2006 increased $0.7 million, or 22.6%, compared with $3.1 million in the comparable period of 2005. These amounts represent 94.0% and 90.2% of other revenue for the first nine months of 2006 and 2005, respectively. The increased cost of other revenue compared with the first nine months of 2005 is primarily the result of a $0.6 million increase in billable travel-related costs and an increase of $0.2 million for costs of forms and hardware. These increases were offset by decreases in conference costs and salary, benefits and bonus expense of $0.2 million.
Operating expenses
Sales and marketing
Sales and marketing expenses include human resource costs of our sales and marketing organizations, travel-related and entertainment expenses, sales commissions, advertising and marketing materials, public relations, stock-based compensation and an allocation of facilities and depreciation expenses. Sales and marketing costs of $30.1 million in the nine months ended September 30, 2006, including $0.6 million of stock-based compensation, increased $4.8 million or 19.0% over the first nine months of 2005 costs of $25.3 million, including $0.2 million in stock-based compensation. Excluding stock-based compensation costs, sales and marketing expenses represent 20.7% and 20.3% of total revenue in the first nine months of 2006 and 2005, respectively. The increase in sales and marketing costs compared with the first nine months of 2005 is the result of a $1.7 million increase in salary, benefits and bonus expense due to increases in the size and skill set of our sales force, combined with $1.3 million higher expense related to higher commissionable sales and a increase of $0.5 million for travel-related expenses. Marketing costs contributed an additional increase of $0.3 million and relocation costs and costs of outside contractors each increased $0.1 million.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
Research and development
Research and development expenses include human resource costs, third-party contractor expenses, software development tools, stock-based compensation, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $17.7 million in the nine months ended September 30, 2006, including $0.6 million of stock-based compensation, increased $1.9 million or 12.0% over the first nine months of 2005 costs of $15.8 million, including $0.1 million in stock-based compensation. Excluding stock-based compensation costs, research and development expenses represented 12.0% and 12.7% of total revenue in the first nine months of 2006 and 2005, respectively. The increase in research and development costs compared with the first nine months of 2005 is primarily due to a $1.3 million increase in salary, benefits and bonus expense as a result of headcount increases to support enhancements to our existing products and development of new product offerings and is coupled with $0.1 million increase in offshore development and other costs.
General and administrative
General and administrative expenses consist primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, senior executives and corporate development; third-party professional fees; offering costs; bad debt expense; insurance; stock-based compensation; and other administrative expenses. General and administrative expenses of $16.8 million in the nine months ended September 30, 2006, including $4.2 million of stock-based compensation, increased $7.8 million over costs of first nine months of 2005 of $9.0 million, which included a net benefit of $3.3 million in stock-based compensation. Excluding stock-based compensation, our first nine months of 2006 general and administrative expenses of $12.6 million increased by $0.4 million, or 3.3%, over the first nine months of 2005 expense of $12.2 million and represent 8.8% and 9.9% of total revenue in the first nine months of 2006 and 2005, respectively. The increase in general and administrative costs compared with the first nine months of 2006 is principally due to $0.9 million in increased salary, benefits and bonus expense as we increased headcount, offset by $0.4 million less spending on costs associated with operating a public company as compliance costs related to the Sarbanes-Oxley Act of 2002 decreased after completing the first year of compliance. Other decreases of $0.1 million were experienced in both travel-related expenses and the use of outside services.
Income tax provision
We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. Our actual effective tax rate for the nine months ended September 30, 2006 was 39.1%. We had an annual effective tax rate of 28.6% in 2005, which differed from our quarterly rates due to the recording of estimated tax credits and offsetting valuation allowances in certain quarters. The effective tax rate for the nine months ended September 30, 2005 was 28.1%, a period in which we released $2.9 million of an existing valuation allowance against state income tax credits, resulting in a credit to our income tax expense.
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
Liquidity and capital resources
At September 30, 2006, cash and cash equivalents totaled $54.3 million, compared to $22.7 million at December 31, 2005. The $31.6 million increase in cash and cash equivalents during the first nine months of 2006 is the result of $45.4 million of cash generated from operations and $11.6 million in proceeds and tax benefits from the exercise of stock options, partially offset by $7.8 million used to purchase our stock, $6.1 million used in the acquisition of Campagne Associates, Ltd., $9.2 million in dividends paid to stockholders and $2.3 million used to purchase fixed assets.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance and support agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate to finance our operations and anticipated capital expenditures for the foreseeable future. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock.
Operating cash flow
Net cash provided by operating activities increased $6.3 million to $45.4 million in the nine-month period ended September 30, 2006 compared to $39.1 million as reported for the nine months ended September 30, 2005. Net cash provided by operating activities in the nine-month period ended September 30, 2006 gives effect to the impact of applying the modified prospective transition method for adoption of SFAS 123(R) as noted below, which resulted in the classification of $5.6 million of tax benefit on exercise of stock options in cash flows from financing activities, whereas the comparable period in 2005 includes $6.0 million of tax benefit on exercise of stock options in cash flows from operating activities.
Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash (benefits) expenses such as depreciation and amortization; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; (iii) adjustments to our provision for sales returns and allowances; and (iv) changes in our working capital, which are primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing an increase in working capital of $5.6 million and $5.0 million in the nine-month periods ended September 30, 2006 and 2005, respectively), together with changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets (collectively representing a decrease in working capital of $0.3 million and $11.1 million in the nine-month periods ended September 30, 2006 and 2005, respectively) due to timing of payments. As noted in the previous paragraph, under the modified prospective method of implementing SFAS 123(R), which we adopted in the first quarter of 2006, the excess windfall tax benefits on the exercise of stock options are shown as a financing inflow, rather than as an operating inflow, in the current year period. However, as required under that transition method, prior year periods are not restated to conform to the current presentation.
Investing cash flow
Net cash used in the nine-month period ended September 30, 2006 for investing activities was $8.4 million compared to $3.2 million of net cash used in investing activities during the nine-month period ended September 30, 2005. The increase is principally due to the acquisition of Campagne Associates, Ltd., a New Hampshire-based provider of fundraising software in January 2006.
Financing cash flow
Net cash used in financing activities for the nine-month period ended September 30, 2006 was $5.4 million, comprised of $7.8 million used for repurchases of our stock and dividend payments of $9.2 million to stockholders, offset by proceeds of $6.0 million from the exercise of stock options and $5.6 million of excess windfall tax benefits on those exercises. Comparatively, net cash used in financing activities for the nine-month period ended September 30, 2005 was $57.2 million, comprised of $56.2 million for purchases of our stock and dividend payments of $6.4 million to stockholders, offset by proceeds of $5.5 million from the exercise of stock options. As noted above, under the modified prospective method of implementing SFAS 123(R), we are showing current year, but not prior year, excess windfall tax benefits on the exercise of stock options in the financing section of the consolidated statement of cash flows.
Commitments and contingencies
As of September 30, 2006, we had no outstanding debt.
At September 30, 2006 we had future minimum lease commitments of $21.6 million as follows (amounts in thousands):

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

	Payments due by period
	2006	2007	2008-2009	2010 and after	Totals

Operating leases	$1,347	$5,347	$11,175	$3,764	$21,633
These commitments have not been reduced by the future minimum lease commitments under various sublease agreements extended through 2008.
Foreign currency exchange rates
Approximately 11.0% of our total net revenue for the nine-month period ended September 30, 2006 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.2 million at September 30, 2006 and $0.1 million at December 31, 2005.
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
New accounting pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. The interpretation attempts to clarify the accounting for uncertainty in income taxes recognized under current GAAP and also provides guidance on items such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 requires evaluation of uncertain tax positions against a more-likely-than-not recognition threshold and requires immediate recognition of positions that exceed that threshold and immediate derecognition when conditions change that move a previously recognized position below that threshold. We have not completed the process of evaluating the impact in future periods of adopting FIN No. 48 and are therefore unable to disclose the effect that adoption will have on our financial statements.
In June 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material effect on our financial statements.
The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the United States. In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (“SFAS No. 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. While we expect to be able to qualify for the new tax deduction in future years, we do not expect to qualify for the deduction in the current year, as we do not expect to have any taxable income in 2006. We do not believe that the adoption of FSP 109-1 will materially impact our financial statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Due to the nature of our short-term investments and our lack of material debt, we have concluded that we currently face no material interest risk exposure. Therefore, no quantitative tabular disclosures are required. For further discussion, see the “Foreign currency exchange rates” section beginning on page 33.
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

Blackbaud, Inc.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information about shares of common stock repurchased during the three months ended September 30, 2006 under our stock repurchase program announced on July 26, 2005 appears in the table below.

				Approximate
			Total number	dollar value
			of shares	of shares
			purchased as	that may yet
	Total		part of	be
	number of	Average	publicly	purchased
	shares	price	announced	under the
	purchased	paid per	plans or	plan or
Period	(1)	share	programs	programs (2)

Beginning balance, July 1, 2006				$21,051,346
July 1, 2006 through July 30, 2006	—	—	—	$21,051,346
August 1, 2006 through August 31, 2006	42,060	$21.04	40,700	$20,238,160
September 1, 2006 through September 30, 2006	—	—	—	$20,238,160
Total	42,060	$21.04	40,700	$20,238,160

(1)	Includes 1,360 shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock during the period.

(2)	On July 26, 2005, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $35.0 million of our outstanding shares of common stock. The shares may be purchased in conjunction with a public offering of our common stock, from time to time on the open market or in privately negotiated transactions depending upon market condition and other factors, all in accordance with the requirements of applicable law. There is no set termination date for this repurchase program.
Item 6. Exhibits
Exhibits:
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Blackbaud, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: November 9, 2006	By:	/s/ Marc E. Chardon

Marc E. Chardon
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Timothy V. Williams

Timothy V. Williams
Vice President and Chief Financial Officer