Form 10-K
period 2006-12-31
BLACKBAUD INC
filed 2007-02-28
CIK 1280058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006
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
(843) 216-6200
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered

Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☑          NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐          NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2006 (based on the closing sale price of $22.70 on that date), was approximately $981,483,804. Common stock held by each officer and director and by each person known to the registrant who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding at February 20, 2007 was 44,328,585.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders currently scheduled to be held June 13, 2007 are incorporated by reference into Part III hereof.

BLACKBAUD, INC.
ANNUAL REPORT ON FORM 10-K

i

Cautionary Statement Regarding Forward Looking Statements
This Annual Report on Form 10-K contains certain statements that may be deemed to be “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions and projections. Statements which include the words “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements.
Although Blackbaud attempts to be accurate in making these forward-looking statements, it is possible that future circumstances might differ from the assumptions on which such statements are based. In addition, other important factors that could cause results to differ materially include those set forth under “Item 1A. — Risk factors” and elsewhere in this report and in our other SEC filings. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I

Item 1.	Business
Overview
We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982, and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. At the end of 2006, we had approximately 15,500 customers, of which 97%, or almost 15,000, paid annual maintenance and support fees. Our customers operate in multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international and foreign affairs.
Industry background
The nonprofit industry is large and growing
Nonprofit organizations are a large part of the U.S. economy — a 2006 study by the Johns Hopkins Nonprofit Employment Data Project shows that nonprofits employ 7.2% of the work force, a figure that increases to 10.5% when volunteer labor is included. There were greater than 1.5 million U.S. nonprofit organizations registered with the Internal Revenue Service in 2005. In addition, there are greater than 1.7 million nonprofit organizations outside the United States.
Donations to nonprofit organizations in the United States were $260 billion in 2005, having increased almost every year since 1962. The compound annual growth rate over the past ten years was 7.5%, according to Giving USA. In addition, these organizations receive fees of approximately $850 billion annually for services they provide. Worldwide, nonprofit organizations employ more than 25 million people and account for $1.3 trillion in total annual expenditures, according to the Johns Hopkins Nonprofit Employment Data Project.

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
The Blackbaud solution
Our suite of products and services addresses the fundraising costs and operational challenges facing nonprofit organizations by providing them with software tools and services that help them increase donations, reduce the overall cost of managing their business and the fundraising process and improve communications with their constituents. We provide an operational platform through our three core software applications: The Raiser’s Edge, The Financial Edge and The Education Edge. In addition, we offer over 40 extended applications providing distinct, add-on functionality tailored to meet the specific needs of our diverse customer base. To complement our operational platform, we offer a suite of analytical tools and related services that enable nonprofit organizations to extract, aggregate and analyze vast quantities of data to help them make better-informed operational decisions. We also help our customers increase the return on their technology investment by providing a broad array of complementary professional services, including implementation, business process improvement, education services, as well as maintenance and technical support.
Nonprofit organizations use our products and services to increase donations
Over 12,000 of our active customers currently subscribe to our annual maintenance and support for The Raiser’s Edge. These customers use The Raiser’s Edge to help them with their fundraising and donor management efforts. The complexity of managing constituent relationships and nonprofits’ reliance on charitable contributions make managing the fundraising process the critical business function for nonprofits. The Raiser’s Edge allows nonprofit organizations to establish, maintain and develop their relationships with current and prospective donors. Our fundraising products and services enable nonprofit organizations to use a centralized database, as well as the Internet and an array of analytical tools to facilitate and expand their fundraising efforts. We believe our products and services help nonprofit organizations increase donations by enabling them to:

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

Our strategy
Our objective is to maintain and leverage our position as the leading provider of software and related services designed specifically for nonprofit organizations. Key elements of our strategy to achieve this objective are to:
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
Maintain and expand existing customer relationships
We have historically had success selling maintenance renewal and additional products and services to existing customers. In each of the past three years, an average of over 95% of our customers has renewed their maintenance and support plans for our products. We plan to continue to pursue opportunities to better serve our existing customer base by increasing both the number of our products and services they use and the frequency with which they use them. As part of this strategy, we have established a dedicated sales team to focus exclusively on selling products and services to our existing customers.
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
Expand international presence
We believe that the United Kingdom, Canada and Australia as well as other international markets represent growing market opportunities. We currently have international operations in Glasgow, Scotland; London, England; Toronto, Canada and Sydney, Australia. We believe the overall market of international nonprofit organizations is changing as donations to nonprofit organizations are increasing in response to reductions in governmental funding of certain activities and expansion of U.S.-based nonprofit organizations into international locations. We believe these markets are currently underserved, and we intend to increase our presence in international markets by expanding our sales and marketing efforts, leveraging our installed base of customers to sell complementary products and services and continuing to offer and develop new products tailored to these international markets.
Pursue strategic acquisitions and alliances
We intend to continue to selectively pursue acquisitions and alliances in the future with companies that provide us with complementary technology, customers, personnel with significant relevant experience, increase access to additional geographic and specific vertical markets. We have completed eight acquisitions in the past five years, including the acquisition of Target Software, Inc. and Target Analysis Group, Inc., or the Target Companies, in January 2007. We are also currently involved in a number of strategic relationships. We believe that our size and our history of leadership in the nonprofit sector make us an attractive acquirer or partner for others in the industry.
Products and services
We license software and provide various services to our customers. We generate revenue in six reportable segments and in four geographic regions, as described in more detail in Note 14 of our consolidated financial statements. These revenue segments are license fees, maintenance fees and subscription fees for our software products, consulting and education services, analytic services, and other. In 2006, 2005 and 2004, revenue from the sale of The Raiser’s Edge and related services represented approximately 60%, 66% and 70%, respectively, of our total revenue.
Software products
The Raiser’s Edge
The Raiser’s Edge is the leading software application specifically designed to manage a nonprofit organization’s fundraising activity. The Raiser’s Edge enables nonprofit organizations to communicate with their constituents, manage fundraising activities, expand their development efforts and make better-informed decisions through its powerful segmentation, analysis, and reporting capabilities. The functionality included in our current version of The Raiser’s Edge is the result of over 20 years of improvement incorporating the suggestions of our customers and innovations in technology. The Raiser’s Edge provides a comprehensive dashboard view that shows users important performance indicators for campaigns, appeals, funds, events, proposals and membership drives. The Raiser’s Edge is highly configurable allowing a nonprofit organization to create numerous custom views of constituent records and automate a variety of business processes. The Raiser’s Edge contains a robust data management and storage system to help fundraisers use their data more effectively. Among other things, The Raiser’s Edge allows an organization to access extensive biographical and demographic information about donors and prospects, process gifts, monitor solicitation activity, analyze data and publish reports. The Raiser’s Edge improves the efficiency and effectiveness of a nonprofit organization by reducing overall mailing costs, offering faster data entry and gift processing, supporting major donor cultivation, using the Internet to send email appeals and accept online donations and providing instant access to better information. The Raiser’s Edge also integrates with Microsoft® Office® to enable users to take advantage of additional functionality.

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
The Education Edge
The Education Edge is a comprehensive student information management system designed principally to organize an independent school’s admissions and registrar processes, including capturing detailed student information, creating schedules, managing feedback and grading processes, producing demographic, statistic and analytical reports and printing report cards and transcripts. With The Education Edge, an organization can keep biographical and address information for students, parents and constituents consistent across all of its Blackbaud software products. This integrated system allows an independent school to reduce data-entry time and ensure that information is current and accurate throughout the school.
The Patron Edge
The Patron Edge, which we launched in June 2004, is a comprehensive ticketing management solution specifically designed to help large or small performing arts organizations, museums, zoos and aquariums boost attendance and increase revenue. The Patron Edge can be used in conjunction with The Raiser’s Edge to allow for comprehensive marketing based on donor profiles or as a standalone ticketing and subscription sales management tool. The Patron Edge offers a variety of ticketing methods and allows customers to save time by streamlining ticketing, staffing, scheduling, event and membership management, and other administrative tasks. The Patron Edge decreases costs incurred by customers by reducing box office expenses and eliminating the transaction fees common to other online ticketing solutions.
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
Blackbaud Internet applications
We provide a variety of applications that allow our customers to use our fundraising, accounting and administration products via the Internet. For example, our NetSolutions products enables a nonprofit to conduct online fundraising, e-marketing, event management and volunteer coordination. We launched NetSolutions in August 2000. Through December 31, 2006, we had almost 1,450 active NetSolutions customers. We also offer our NetCommunity product as a complement to The Raiser’s Edge, which allows our Raiser’s Edge customers to establish an online community that offers interaction among constituents, email marketing and online-giving tools. NetCommunity integrates with The Raiser’s Edge, allowing nonprofits to leverage a single donor database.
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

Education services
We provide a variety of classroom, onsite, distance-learning and self-paced training services to our customers relating to the use of our software products and application of best practices. Our software instructors have extensive training in the use of our software and present course material that is designed to include hands-on lab exercises as well as course materials with examples and problems to solve. The education services segment has historically shown some seasonality, as our customers generally attend more training sessions during the second and third quarters of the year. Key aspects of our education services include:

Education Services	Description

Blackbaud University	training facility based in our headquarters with 6 dedicated classrooms, each outfitted with computer workstations for each attendee to view and participate in step-by-step demonstrations of our software

Regional Training	offered year-round for our clients at more than 70 regional locations throughout the United States and Canada. These regional sites include fully equipped classrooms and individual student workstations for hands-on learning

Onsite Training	provided at a customer’s location, typically for customers that have a larger group of employees requiring more specialized training

Distance-Learning and Self-Paced Training	includes computer-based training, online courses and our new eLearning Library. The eLearning Library is a subscription service consisting of a collection of more than 130 online software lessons

Training Pass	unlimited product-specific training covering a specified contract period, typically one year, which is sold for a fixed fee
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
Customers
We have customers in each of the principal vertical markets within the nonprofit industry. At the end of 2006, we had approximately 15,500 customers, of which 97% or almost 15,000 paid annual maintenance and support fees. These organizations range from small, local charities to health care and higher education organizations to the largest national health and human services organizations. No one customer accounts for more than 2% of our annual revenue.
Sales and marketing
We sell all of our software and related services through our direct sales force, which is complemented by our team of account development representatives responsible for sales lead generation and qualification. As of December 31, 2006, we had approximately 300 sales and marketing employees. These sales and marketing professionals are located at our headquarters in Charleston and in metropolitan areas throughout the United States, the United Kingdom, Canada and Australia. We plan to continue expanding our direct sales force in the Americas, Europe and Asia.
Our sales force is divided into two main areas of responsibility:

•	selling products and services to existing customers; and

•	acquiring new customers.
In addition, we have a dedicated portion of our outside sales team focused exclusively on large, enterprise-wide accounts and a group of sales engineers who support both new and existing customers. In general each sales representative is assigned responsibility for handling just one product line in a designated geographic area, except for sales representatives for the K-12 education market and the arts and cultural market who are responsible for selling all of our software products in that market. We generally begin a customer relationship with the sale of one of our primary products, such as The Raiser’s Edge, then sell the customer additional products and services, such as vertical-specific software applications and related implementation and technical services.
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
Competition
The market for software and related services for nonprofit organizations is fragmented, competitive and rapidly evolving, and there are limited barriers to entry for some aspects of this market. We expect to encounter new and evolving competition as this market consolidates and matures and as nonprofit organizations become more aware of the advantages and efficiencies that can be attained from the use of specialized software and other technology solutions. A number of diversified software enterprises have made acquisitions or developed products for the market, including Sage and SunGard. Other companies that have greater marketing resources and generate greater revenues and market recognition than we do, such as Microsoft, Salesforce.com and Oracle, offer products that are not designed specifically for nonprofits but still provide some of the functionality of our products and could be considered competitors. In addition, these larger companies could decide to enter the market directly, including through acquisitions of smaller current competitors.
We mainly face competition from four sources:

•	software developers offering specialized products designed to address specific needs of nonprofit organizations;

•	providers of traditional, less automated fundraising services;

•	custom-developed solutions; and

•	software developers offering general products not designed to address specific needs of nonprofit organizations.
We compete with several software developers that provide on-demand software specifically designed for nonprofit use. In addition, we compete with custom-developed solutions created either internally by the nonprofit organization or outside custom service providers. However, building a custom solution often requires extensive financial and technical resources that may not be available or cost-effective for the nonprofit organization. In addition, in many cases the customer’s legacy database and software system were not designed to support the increasingly complex and advanced needs of today’s growing community of nonprofit organizations.
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
Research and development
We have made substantial investments in research and development, and expect to continue to do so as a part of our strategy to introduce additional products and services. As of December 31, 2006, we had approximately 200 employees working on research and development. Our research and development expenses for the years ended December 31, 2006, 2005 and 2004 were $23.1 million, $21.1 million and $17.4 million, respectively.

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
We have and intend to continue to license technologies from third parties that are integrated into our products. Currently, we believe that the loss of any third party technology integrated into our products would not have a material adverse effect on our business. However, our inability to obtain licenses for third-party technology for future products could delay product development, which could harm our business and operating results.
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
Employees
As of December 31, 2006, we had approximately 1,165 employees, consisting of approximately 300 in sales and marketing, 200 in research and development, 300 in consulting and professional services, 215 in customer support and 150 general and administrative personnel. None of our employees are represented by unions or covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.
Acquisition of Target Software, Inc. and Target Analysis Group, Inc.
On January 16, 2007, we acquired privately-owned Target Software, Inc. and Target Analysis Group, Inc., affiliated companies based in Cambridge, Massachusetts. As part of the acquisition of the Target Companies we added approximately 400 new customers and 200 additional employees. The Target Companies provide expertise in high-volume direct response marketing through their Team Approach software as well as their analytics offerings, which include donorCentrics.
Where you can find additional information
Our website address is www.blackbaud.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains these reports at www.sec.gov.
Executive officers of the registrant
The following table sets forth certain information concerning our executive officers as of February 27, 2007:

Name	Age

Marc E. Chardon	51	President and Chief Executive Officer
Timothy V. Williams	57	Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary
Louis J. Attanasi	45	Senior Vice President of Strategic Technologies
Richard S. Braddock	38	Senior Vice President of Marketing
Charles T. Cumbaa	54	Senior Vice President of Services and Development
Lee W. Gartley	42	Senior Vice President, President of Target Division
Andrew L. Howell	40	Vice President, General Counsel and Corporate Secretary
Charles L. Longfield	50	Chief Scientist
John J. Mistretta	51	Senior Vice President of Human Resources
Heidi H. Strenck	37	Senior Vice President, Controller, Assistant Treasurer and Assistant Secretary
Christopher R. Todd	37	Senior Vice President of Sales
Gerard J. Zink	43	Senior Vice President of Customer Support
Marc E. Chardon joined us in November 2005. Previously, Mr. Chardon served as chief financial officer for the $11 billion Information Worker business group at Microsoft, where he was responsible for the core functions of long-term strategic financial planning and business performance management. He joined Microsoft in August 1998 as general manager of Microsoft France. During his three-year leadership, the subsidiary remained one of the three most admired companies by French professionals and achieved increased customer satisfaction. Prior to joining Microsoft, Mr. Chardon was general manager of Digital France. He joined Digital in 1984, and held a variety of international marketing and business roles within the company. In 1994, Mr. Chardon was named director, office of the president, with responsibility for Digital’s corporate strategy development. Mr. Chardon is an American/French dual national. He is an economics honors graduate from Harvard University.
Timothy V. Williams has served as our Chief Financial Officer since January 2001. Mr. Williams is responsible for all of our financial reporting and controls, as well as human resources and legal. From January 1994 to January 2001 he served as Executive Vice President and CFO of Mynd, Inc. (now a subsidiary of Computer Sciences Corporation), a provider of software and services to the insurance industry. Prior to that, Mr. Williams worked at Holiday Inn Worldwide, most recently as Executive Vice President and Chief Financial Officer. Mr. Williams holds a BA from the University of Northern Iowa.
Louis J. Attanasi has led our Strategic Technologies group since 2000. Prior to that, he was our Vice President of Product Development since 1996. He joined us in 1986, and in 1988, he began managing our research and development efforts. From 1988 through 1995, Mr. Attanasi was responsible for our software design. Prior to joining us, he taught mathematics at the State University of New York at Stony Brook and worked as a programming engineer at Environmental Energy Corporation. Mr. Attanasi holds a BS in Mathematics from State University of New York at Stony Brook and a MS in Mathematics from the University of Charleston.

Richard S. Braddock, our Senior Vice President of Marketing, joined us in July 2003. Prior to joining us, Mr. Braddock was a Marketing/Private Equity Consultant for T.I.F.F., a nonprofit cooperative, from February 2003 until May 2003 and for Deutsche Bank Venture Capital from June 2002 until January 2003. He was with iMediation Inc., a channel management vendor, from August 2000 until February 2002, most recently as Vice President of Marketing and Strategy, and the Vice President of Marketing for Prime Response, Inc., a customer relations management software company from January 1998 until April 2000. Mr. Braddock holds a BA from Dartmouth College and an MBA from Harvard Business School.
Charles T. Cumbaa, our senior Vice President of Services and Development, joined us in May 2001. Prior to joining us, Mr. Cumbaa was an Executive Vice President with Intertech Information Management from December 1998 until October 2000. From 1992 until 1998 he was President and Chief Executive Officer of Cognitech, Inc., a software company he founded. Prior to that, he was employed by McKinsey & Company. Mr. Cumbaa holds a BA from Mississippi State University and an MBA from Harvard Business School.
Lee W. Gartley joined us in January 2007 as a Senior Vice President as part of our acquisition of the Target Companies. Mr. Gartley remains as President of and is responsible for the day-to-day operations of both Target Companies. Prior to joining the Target companies in 1998, Mr. Gartley was a senior marketer with Art Technology Group from 1996 until 1998 where he helped to launch an online commerce platform. From 1992 to 1996 he was a management consultant with Boston Consulting Group working with clients in a variety of industries to develop and implement sound strategy. Mr. Gartley holds a BA in Physics from Bowdoin College and an MBA from the Kellogg Graduate School of Management.
Andrew L. Howell, our Vice President, General Counsel and Corporate Secretary, joined us in July 2002. Prior to joining us, Mr. Howell practiced corporate and technology law, most recently with Sutherland Asbill & Brennan LLP. Mr. Howell received a BA from Washington & Lee University and a JD from Mercer University, where he served as Editor-in-Chief of the Law Review.
Charles L. Longfield became our Chief Scientist in January 2007 as part of our acquisition of the Target Companies, both of which he founded. Mr. Longfield has extensive experience designing and implementing national as well as international constituency databases that address the fundraising information needs at many of the world’s largest nonprofit organizations. Mr. Longfield holds a BA in Mathematics and a M.Ed. from Harvard University and has over 25 years of experience helping nonprofits automate their fundraising operations.
John J. Mistretta, our Senior Vice President of Human Resources, joined us in August 2005. Prior to joining us, Mr. Mistretta was an Executive Vice President of Human Resources and Alternative Businesses at National Commerce Financial Corporation from 1998 to 2005. Earlier in his career, Mr. Mistretta held various senior Human Resources positions over a thirteen year period at Citicorp. Mr. Mistretta holds a Masters of Science in Counseling and a BA in Psychology from the State University of New York at Oswego.
Heidi H. Strenck has served as our Senior Vice President and Controller since January 2007. From October 2002 until January 2007, Ms. Strenck served as our Vice President and Controller. Ms. Strenck joined us in September 1996 and held key management roles as Accounting Manager from 1996 until 1997 and as Controller until 2002. Prior to joining us, she served as a Senior Associate with Coopers & Lybrand and as Internal Auditor for The Raymond Corporation. Ms. Strenck serves on the board of directors of the Trident Area Salvation Army. Ms. Strenck holds a BA from Hartwick College.
Christopher R. Todd, our Senior Vice President of Sales, joined us in July 2000. From June 2005 until January 2007, Mr. Todd served as our Vice President of Sales, and from July 2000 until June 2005, he headed our business development efforts and led our analytics division. Prior to joining us, Mr. Todd served as the Director of Business Development and Legal Affairs for NetGen Inc. from July 1999 until July 2000 and as an Associate with McKinsey & Co. from July 1997 until July 1999. Mr. Todd holds a BA from Harvard College and a JD from Yale Law School.

Gerard J. Zink has served as our Senior Vice President of Customer Support since January 2007 and Vice President of Customer Support since June 1996. Mr. Zink is responsible for all of our customer support, as well as information technology and administrative services. He joined us in November 1987, and served as a Customer Support Analyst and Manager of Customer Support before assuming his current position. Prior to joining us, Mr. Zink was employed as a computer consultant by the Diocese of Rockville Center in New York.

Item 1A.	Risk factors
Our business operations face a number of risks. These risks should be read and considered with other information provided in this report.

A substantial majority of our revenue is derived from The Raiser’s Edge and a decline in sales or renewals of this product and related services could harm our business.
We derive a substantial majority of our revenue from the sale of The Raiser’s Edge and related services, and revenue from this product and related services is expected to continue to account for a substantial majority of our total revenue for the foreseeable future. For example, revenue from the sale of The Raiser’s Edge and related services represented approximately 60%, 66% and 70% of our total revenue in 2006, 2005 and 2004, respectively. Because we generally sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, we frequently sell The Raiser’s Edge to new customers and then attempt to generate incremental revenue from the sale of additional products and services. If demand for The Raiser’s Edge declines significantly, our business would suffer.

If our customers do not renew their annual maintenance and support agreements or subscriptions for our products or if they do not renew them on terms that are favorable to us, our business might suffer.
Most of our maintenance agreements and subscriptions are for a term of one year. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance and subscriptions renewals have represented a significant portion of our total revenue, including approximately 38%, 36% and 40% of our total revenue in 2006, 2005 and 2004, respectively. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements or subscriptions with us on beneficial terms, our business, operating results and financial condition could be harmed.

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
Our services revenue, which includes fees for consulting, implementation, training, data and technical services and analytics, was approximately 32% of our revenue in both 2006 and 2005 and 31% of our revenue for 2004. Our services revenue has substantially lower gross margins than our product license revenue. An increase in the percentage of total revenue represented by services revenue would adversely affect our overall gross margins.
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
In connection with the initial acquisition of our common stock as part of our recapitalization in 1999, we recorded approximately $107 million as a deferred tax asset. Our deferred tax asset, of which $58 million relates to our 1999 recapitalization, was approximately $66 million as of December 31, 2006, or approximately 34% of our total assets as of that date.
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
The companies we compete with, and other potential competitors, may have greater financial, technical and marketing resources and generate greater revenue and better name recognition than we do. If one or more of our competitors or potential competitors were to merge or partner with one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, a large diversified software enterprise, such as Microsoft, Oracle or Salesforce.com, could decide to enter the market directly, including through acquisitions.
Our competitors might also establish or strengthen cooperative relationships with resellers and third-party consulting firms or other parties with whom we have had relationships, thereby limiting our ability to promote our products. These competitive pressures could cause our revenue and market share to decline.

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

If the security of our software is breached or we fail to securely collect, store and transmit customer information, our business and reputation could suffer.
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
We currently have operations in the United Kingdom, Canada and Australia, and we intend to expand further into international markets. We have limited experience in international operations and may not be able to compete effectively in international markets. Our international offices generated revenues of approximately $26.2 million, $22.4 million and $21.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Accordingly, international revenue increased 17.0% and 6.7% in 2006 and 2005, respectively. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and may require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors. If we are unable to grow our international operations in a cost effective and timely manner, our business and operating results could be harmed. Doing business internationally involves additional risks that could harm our operating results, including:

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

We might face challenges in integrating Target Software and Target Analysis Group and, as a result, might not realize the expected benefits of the recent acquisition.
In January 2007, we acquired the Target Companies, two privately-owned affiliated companies, that we plan to operate as wholly-owned operating subsidiaries of Blackbaud. Managing and integrating the operations and personnel of the Target Companies could be a complex process. The integration might not be completed rapidly or achieve the anticipated benefits of the acquisition. The successful integration of the Target Companies with Blackbaud will require, among other things, coordination of various departments, including product development, sales and marketing and finance. The diversion of the attention of management and any difficulties encountered in this process could cause the disruption of, or a loss of momentum in, sales or product development for both the Target Companies and Blackbaud. The inability to successfully integrate the operations and personnel of the Target Companies, or any significant delay in achieving integration, could have a material adverse effect on our business and on the market price of our common stock.

If we are unable to retain key personnel of the Target Companies, our business may suffer.
The success of the our acquisition of the Target Companies will depend in part on our ability to retain its sales, marketing, development and other personnel. It is possible that these employees might decide to terminate their employment. Moreover, payment of the value of all options outstanding under the Target Companies’ stock option plans in connection with the acquisition might reduce the financial incentive of certain key employees to remain as employees of the Target Companies. If key employees terminate their employment, the Target Companies’ sales, marketing or development activities might be adversely affected, our management’s attention might be diverted from successfully integrating the Target Companies’ operations to hiring suitable replacements, and, as a result, our business might suffer.

Future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.
We intend to acquire additional companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

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

Restrictions in revolving credit facility may limit our activities, including dividend payments, share repurchases and acquisitions.
Our revolving credit facility contain restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, repurchase stock and enter into transactions with affiliates. We cannot assure you that we will be able to remain in compliance with the covenants to which we are subject in the future and, if we fail to do so, that we will be able to obtain waivers from our lenders or amend the covenants. In the event of a default under our credit facility, we could be required to immediately repay all outstanding borrowings, which we might not be able to do. Any such default could have a material adverse effect on our ability to operate.

If we were found subject to or in violation of any laws or regulations governing privacy or electronic fund transfers, we could be subject to liability or forced to change our business practices.
It is possible that the payment processing component of our web-based software is subject to various governmental regulations. Pending legislation at the state and federal levels could also restrict further our information gathering and disclosure practices. Existing and potential future privacy laws might limit our ability to develop new products and services that make use of data we gather from various sources. For example, our custom modeling and analytical services, including ProspectPoint, WealthPoint and donorCentrics, rely heavily on securing and making use of data we gather from various sources and privacy laws could jeopardize our ability to market and profit from those services. The provisions of these laws and related regulations are complicated, and we do not have extensive experience with these laws and related regulations. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. In addition, we might be subject to the privacy provisions of the Health Insurance Portability and Accountability Act of 1996 and the Gramm-Leach-Bliley Act and related regulations. If we or our customers were found to be subject to and in violation of any of these laws or other privacy laws or regulations, our business would suffer and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and our customers and make it more difficult for donors to make online donations.

Increasing government regulation could affect our business.
We are subject, not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to electronic commerce. Although there are currently few such laws and regulations, state, federal and foreign governments may adopt laws and regulations applicable to our business. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance. If such a decline occurs, companies may decide in the future not to use our products and services. Any new laws or regulations in the following areas could affect our business:

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

Item 1B.	Unresolved staff comments
None.

Item 2.	Properties
We lease our headquarters in Charleston, South Carolina which consists of approximately 230,000 square feet. The lease on our Charleston headquarters expires in July 2010, and we have the option for two 5-year renewal periods. We also lease facilities in Cambridge, Massachusetts, Glasgow, London and Sydney. We believe that our properties are in good operating condition and adequately serve our current business operations for all of our business segments. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal proceedings
From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse affect on us.

Item 4.	Submission of matters to a vote of security holders
No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Our common stock began trading on the Nasdaq National Market under the symbol “BLKB” on July 26, 2004. On July 1, 2006, our common stock began trading on Nasdaq’s newest market tier, the Nasdaq Global Select Market. The following table sets forth the high and low prices for shares of our common stock, as reported by Nasdaq for the periods indicated. The prices are based on quotations between dealers, which do not reflect retail markup, mark-down or commissions.
Blackbaud quarterly high and low stock prices

	High	Low

Fiscal year ended December 31, 2005
First quarter	$15.01	$10.73
Second quarter	14.06	11.75
Third quarter	14.40	12.20
Fourth quarter	18.21	13.13

	High	Low

Fiscal year ended December 31, 2006
First quarter	$21.68	$16.09
Second quarter	24.13	17.61
Third quarter	23.79	18.25
Fourth	27.96	21.95
As of February 20, 2007, there were 203 stockholders of record and approximately 24,100 beneficial owners of our common stock. On February 26, 2007, the closing price of our common stock was $23.31.
Issuer purchases of issuer securities

			Total
			number of	Approximate
			shares	dollar value
			purchased as	of shares
			part of	that may yet
	Total	Average	publicly	be purchased
	number of	price	announced	under the
	shares	paid per	plans or	plan or
Period	purchased(1)	share	programs	programs(2)

Beginning balance, October 1, 2006				$20,238,160
October 1, 2006 through October 31, 2006	29,759	$24.23	—	$20,238,160
November 1, 2006 through November 30, 2006	2,922	$25.87	—	$20,238,160
December 1, 2006 through December 31, 2006	70	$25.81	—	$20,238,160

Total	32,751	$24.37	—	$20,238,160

(1)	Comprised entirely of shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock during the period.

(2)	On July 26, 2005, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $35.0 million of our outstanding shares of common stock. The shares may be purchased in conjunction with a public offering of our common stock, from time to time on the open market or in privately negotiated transactions depending upon market condition and other factors, all in accordance with the requirements of applicable law. There is no set termination date for this repurchase program.
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
In accordance with this dividend policy, we paid dividends at an annual rate of $0.28 per share in 2006, resulting in an aggregate dividend payment to stockholders of $12.3 million in 2006. In February 2007, our Board of Directors increased the annual rate of our dividend from $0.28 per share to $0.34 per share. In accordance with this increase, we declared a first quarter dividend of $0.085 per share payable on March 15, 2007 to stockholders of record on February 28, 2007, and currently intend to pay quarterly dividends at an annual rate of $0.34 per share of common stock for each of the remaining fiscal quarters in 2007. Dividends at this rate would total approximately $15.1 million in the aggregate on the common stock in 2007 (assuming 44,461,627 shares of common stock are outstanding, net of treasury stock).
Dividends on our common stock will not be cumulative. Consequently, if dividends on our common stock are not declared and/or paid at the targeted level, our stockholders will not be entitled to receive such payments in the future. We are not obligated to pay dividends, and as described more fully below, our stockholders might not receive any dividends as a result of the following factors:

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
Assumptions and considerations
We estimate that the cash necessary to fund dividends on our common stock for 2007 at the rate described above is approximately $15.1 million (assuming 44,461,627 shares of common stock are outstanding, net of treasury stock). As of December 31, 2006, we had approximately $67.8 million in cash and cash equivalents.
In addition to our dividend policy, we adopted a stock repurchase program in July 2005 pursuant to which we are authorized to purchase up to $35.0 million of our outstanding shares of common stock in open market or privately negotiated transactions from time to time. As of February 15, 2007, we had purchased 1,044,627 shares of common stock for $18.4 million pursuant to this program. Any open market purchases under the repurchase program will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. We might not purchase any additional shares of common stock and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, to cancel the stock repurchase program
We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2007, including dividends and purchases under our stock repurchase program. See “Management’s discussion and analysis of financial conditions and results of operations — Liquidity and capital resources” in this report.
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
We have estimated our dividend only for 2007, and we cannot assure our stockholders that during or following such periods that we will pay dividends at the estimated levels, or at all. We are not required to pay dividends, and our board of directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our board of directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Indeed, over time our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.
We believe that our dividend policy could limit, but not preclude, our ability to pursue growth as we intend to retain sufficient cash after the distribution of dividends to permit the pursuit of growth opportunities that do not require material capital investments. In order to pay dividends at the level currently anticipated under our dividend policy and to fund any substantial portion of our stock repurchase program, we expect that we could require financing or borrowings to fund any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our anticipated capital expenditure levels. Management will evaluate potential growth opportunities as they arise and, if our Board of Directors determines that it is in our best interest to use cash that would otherwise be available for distribution as dividends to pursue an acquisition opportunity, to materially increase capital spending or for some other purpose, the Board would be free to depart from, or change, our dividend policy at any time.
Restrictions on payment of dividends
Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2006, we had approximately $67.8 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2007 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2007, our Board of Directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.
Our credit facility with Wachovia Bank, N.A. dated September 30, 2004 restricts our ability to declare and pay dividends on our common stock as follows:

•	when there are no outstanding amounts under the credit facility, we may pay dividends to our stockholders and/or repurchase shares of our stock in an aggregate amount of up to 100% of our cash on hand as of the most recent fiscal quarter end; or

•	when there are outstanding amounts under the credit facility, we may pay dividends to our stockholders and/or repurchase shares of our stock in an aggregate amount of up to (1) 35% of our cash on hand as of the most recent fiscal quarter end, if the ratio of our total indebtedness to EBITDA (as defined in the credit facility) as of the most recent quarter end is less than 1.00 to 1.00, or (2) 25% of our cash on hand as of the most recent fiscal quarter end, if such ratio is equal to or greater than 1.00 to 1.00.
In any event, in order to pay any dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit facility; (2) we must be in pro forma compliance with each of the financial covenants set forth in the credit facility and (3) we must have cash on hand of at least $3.0 million; each after giving effect to the payment of dividends and/or the repurchase of shares.
In addition, if we pay dividends and/or make stock repurchases in an aggregate amount in excess of 70% of our cash on hand as of the most recent fiscal quarter end, we will not be permitted to request an extension of credit under the credit facility for a period of 30 days following the date such dividend is paid and/ or shares of stock are repurchased. We utilized $30.0 million under the credit facility as part of the January 2007 acquisition of the Target Companies.

Item 6.	Selected consolidated financial data
The selected consolidated financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included elsewhere in this report. The following data, insofar as it relates to each of the years ended December 31, 2006, 2005 and 2004, has been derived from the audited annual financial statements, including the consolidated balance sheets at December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for the three years ended December 31, 2006, 2005 and 2004 and notes thereto appearing elsewhere herein. The following data, insofar as it relates to each of the years ended December 31, 2003, 2002 and the consolidated balance sheet as of December 31, 2004, are derived from audited financial statements not included in this report.

	Year ended December 31,

(in thousands, except per share data)	2006	2005	2004	2003	2002

Consolidated statements of operations data:
Revenue
License fees	$32,500	$29,978	$25,387	$21,339	$20,572
Services	61,242	52,606	42,793	34,263	26,739
Maintenance	81,335	71,308	63,231	56,900	52,788
Subscriptions	10,742	7,167	3,710	1,903	—
Other revenue	6,140	5,237	4,316	4,352	5,130

Total revenue	191,959	166,296	139,437	118,757	105,229

Cost of revenue
Cost of license fees	2,260	4,380	3,545	2,819	2,547
Cost of services(1)	33,717	28,409	22,807	21,006	14,234
Cost of maintenance(1)	13,225	10,926	10,474	11,471	10,588
Cost of subscriptions(1)	2,360	1,472	388	366	—
Cost of other revenue	5,709	4,943	3,986	3,712	3,611

Total cost of revenue	57,271	50,130	41,200	39,374	30,980

Gross profit	134,688	116,166	98,237	79,383	74,249
Sales and marketing(1)	41,405	33,491	26,663	23,700	19,173
Research and development(1)	23,118	21,138	17,418	17,857	14,385
General and administrative(1)	21,757	15,795	32,512	31,282	10,631
Amortization	699	18	32	848	1,045
Cost of initial public offering	—	—	2,455	—	—

Total operating expenses	86,979	70,442	79,080	73,687	45,234

Income from operations	47,709	45,724	19,157	5,696	29,015
Interest income	1,584	964	331	97	138
Interest expense	(48)	(49)	(272)	(2,559)	(4,410)
Other (expense) income, net	(238)	6	356	235	63

Income before provision for income taxes	49,007	46,645	19,572	3,469	24,806
Income tax provision	18,499	13,344	6,931	3,947	9,166

Net income (loss)	$30,508	$33,301	$12,641	$(478)	$15,640

Earnings (loss) per share
Basic	$0.70	$0.78	$0.30	$(0.01)	$0.37
Diluted	$0.68	$0.72	$0.27	$(0.01)	$0.37
Common shares and equivalents outstanding
Basic weighted average shares	43,320	42,559	42,496	42,396	42,360
Diluted weighted average shares	44,668	46,210	46,541	42,396	42,360
Dividends per share	$0.28	$0.20	—	—	—

Summary of stock-based compensation (benefit):
Cost of services	$531	$269	$(540)	$3,342	$—
Cost of maintenance	117	33	(91)	505	—
Cost of subscriptions	19	—	—	—	—

Total included in cost of revenue	667	302	(631)	3,847	—

Sales and marketing	813	217	(112)	1,817	—
Research and development	746	139	(457)	2,341	—
General and administrative	5,174	(343)	19,579	19,533	—

Total included in operating expenses	6,733	13	19,010	23,691	—

Total stock-based compensation	$7,400	$315	$18,379	$27,538	$—

(1)	Includes stock-based compensation as set forth in the tabular summary of stock-based compensation (benefit) for all periods presented. We adopted SFAS 123(R) on January 1, 2006.

	December 31,

(in thousands, except per share data)	2006	2005	2004	2003	2002

Consolidated balance sheet data:
Cash and cash equivalents	$67,783	$22,683	$42,144	$6,708	$18,703
Deferred tax asset, including current portion	66,431	79,087	88,064	88,765	90,943
Working capital	15,999	(15,347)	(6,237)	(30,326)	(18,997)
Total assets	193,820	147,498	160,808	121,745	132,907
Deferred revenue	73,889	60,738	52,303	43,673	39,047
Total liabilities	96,588	81,227	71,019	61,887	99,400
Common stock	49	48	43	41,613	10,740
Additional paid-in capital	88,409	73,583	55,292	—	—
Total stockholders’ equity	$97,232	$66,271	$89,789	$59,858	$33,507

Item 7.	Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under Item 1A, “Risk factors,” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.
Overview
We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. At the end of 2006, we had over 15,500 customers, of which 97% or almost 15,000 pay annual maintenance and support fees. Our customers operate in multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international and foreign affairs.
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
Critical accounting policies and estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period and related disclosures of contingent assets and liabilities. The most significant estimates and assumptions relate to our revenue recognition, allowance for sales returns and doubtful accounts, impairment of long-

lived and intangible assets, stock-based compensation and provision for income taxes and realization of deferred tax assets.
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
Revenue recognition
We recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”
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

Our services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel-related expenses. For small service engagements, less than approximately $10,000, we frequently contract for and bill based on a fixed fee plus reimbursable travel-related expenses. We recognize this revenue upon completion of the work performed. When our services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of our software and rarely exceed three months in duration. We recognize revenue as these services are performed. When we sell hosting separately from consulting, installation and implementation services, we recognize that revenue ratably over the service period.
We sell training at a fixed rate for each specific class, at a per-attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. During the second quarter of 2005, we introduced the Blackbaud Training Pass, which permits customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions. This revenue is recognized ratably over the contract period that is typically one year. We recognize revenue from donor prospect research and data modeling service engagements upon delivery.
To the extent that our customers are billed and/or pay for the above-described services in advance of delivery, the amounts are recorded in deferred revenue.
Sales returns and allowance for doubtful accounts
We provide customers a 30-day right of return and maintain a reserve for returns. We estimate the amount of this reserve based on historical experience and existing economic conditions. Provisions for sales returns are charged against the related revenue items.
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
In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. All of the goodwill is assigned to the various reporting units.

Stock-based compensation
Effective January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective application method. SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Under the modified prospective application method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123(R) apply to grants made after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption is being recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123 pro forma disclosures.
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
The adoption of SFAS No. 123(R) resulted in the reclassification of approximately $6.5 million of unamortized deferred compensation to additional paid-in capital that had previously been subject to variable accounting under APB No. 25, and a nominal cumulative effect adjustment to apply an assumed forfeiture rate to expense previously taken on options unvested as of the date of adoption, which was recorded in general and administrative expense. The adoption of SFAS 123(R) did not cause us to modify any existing awards, change any terms of existing awards, or otherwise modify our share-based compensation plans.
The adoption of SFAS No. 123(R) had a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. See Note 11 of our consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods under the provisions of SFAS No. 123. No new stock options were issued in the year ended December 31, 2006. The fair value of options issued in prior periods was determined using the Black-Scholes option-pricing model.
The fair value of our restricted stock awards was determined by using the closing price of the Company’s shares, as traded on the Nasdaq Global Select Market on the date of the grant.
The fair value of our stock appreciation rights (“SARs”), which were granted for the first time in 2006, was determined using the Black-Scholes option-pricing model. See Note 11 of our consolidated financial statements for further information regarding SARs.
We have separately disclosed stock-based compensation throughout this discussion and in our consolidated financial statements because, in managing our operations, we believe such costs significantly affect our ability to better understand and manage other operating expenses and cash needs.
Provision for income tax and valuation of deferred tax assets
We account for income taxes using the asset and liability approach as prescribed by SFAS Statement No. 109, “Accounting for Income Taxes.” This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. Using the enacted tax rates in effect for the year in which we expect the differences to reverse, we determine deferred tax assets and liabilities based on the differences between the financial reporting and the tax basis of an asset or liability. We record a valuation allowance when it is more likely than not that the deferred tax asset will not be realized.
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
Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. In addition, we were not subject to income tax in many of the states in which we operated as a result of our S corporation status. We historically made distributions to our stockholders to cover the stockholders’ anticipated tax liability. In connection with a recapitalization agreement (See Note 1 to the consolidated financial statements), we converted our U.S. taxable status from an S corporation to a C corporation. Accordingly, since October 14, 1999, we have been subject to federal and state income taxes. Upon the conversion and in connection with the recapitalization, we recorded a one-time benefit of $107.0 million to establish a deferred tax asset as a result of the recapitalization agreement.
We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance; we must include an expense within the tax provision in the statement of operations. Except with respect to certain state income tax credits as discussed in Note 1 of these consolidated financial statements, we have not recorded a valuation allowance as of December 31, 2006 and 2005, because we expect to be able to utilize our entire net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of additional tax deductions permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.
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

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated.
Consolidated statements of operations, percent of revenue

	Year ended December 31,

	2006	2005	2004

Revenue
License fees	16.9%	18.0%	18.2%
Services	31.9	31.6	30.7
Maintenance	42.4	42.9	45.3
Subscriptions	5.6	4.3	2.7
Other revenue	3.2	3.2	3.1

Total revenue	100.0%	100.0%	100.0%

Cost of revenue
Cost of license fees	1.2	2.6	2.5
Cost of services	17.6	17.1	16.3
Cost of maintenance	6.9	6.6	7.5
Cost of subscriptions	1.2	0.9	0.3
Cost of other	3.0	2.9	2.9

Total cost of revenue	29.9	30.1	29.5

Gross profit	70.1	69.9	70.5
Operating expenses
Sales and marketing	21.6	20.1	19.1
Research and development	12.0	12.7	12.5
General and administrative	11.3	9.6	23.3
Amortization	0.4	0.0	0.0
Cost of initial public offering	0.0	0.0	1.8

Total operating expenses	45.3	42.4	56.7

Income from operations	24.8	27.5	13.8
Interest income	0.8	0.5	0.2
Interest expense	0.0	0.0	(0.2)
Other (expense) income, net	(0.1)	0.0	0.3

Income before provision for income taxes	25.5	28.0	14.1
Income tax provision	9.6	8.0	5.0

Net income	15.9%	20.0%	9.1%

Comparison of years ended December 31, 2006, 2005 and 2004
Revenue

				2006 versus 2005		2005 versus 2004

(in millions)	2006	2005	2004	Change	% Change	Change	% Change

Revenue
License fees	$32.5	$30.0	$25.4	$2.5	8%	$4.6	18%
Services	61.2	52.6	42.8	8.6	16%	9.8	23%
Maintenance	81.3	71.3	63.2	10.0	14%	8.1	13%
Subscriptions	10.7	7.2	3.7	3.5	49%	3.5	95%
Other revenue	6.3	5.2	4.3	1.1	21%	0.9	21%

Total revenue	$192.0	$166.3	$139.4	$25.7	15%	$26.9	19%

The increase in revenue in both years is due to growth in services and license fees to new customers as well as the introduction of new product offerings. Also contributing to the growth is revenue from new maintenance contracts associated with license agreements and revenue from our subscription offerings, which includes hosting revenues. The following sections discuss the components of revenue.
License fees
Revenue from license fees is derived from the sale of our software products, typically under a perpetual license agreement. License fee revenue growth in 2006, which is primarily volume driven, is attributable to a $2.7 million increase in product sales to new customers, including those obtained in the acquisition of Campagne Associates, Ltd., offset by a $0.2 million decrease in sales to existing clients. The decrease in sales to existing clients is the result of the discountinuance of our reseller sales channel which principally impacted sales of our financial products. License fee growth in 2005 is comprised of $2.5 million in sales to new clients and $2.1 million in sales to existing clients. Included in this growth is $1.0 million of incremental revenue resulting from sales of our Patron Edge ticketing product that more than doubled compared to the prior year.
Services
Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. The rates charged for our service offerings have remained relatively constant over 2006, 2005 and 2004 and, as such, the revenue increases are primarily due to volume of services provided. The following table shows the contribution of the different services to the total services revenue.

				Percentage of
				total services revenue

(in millions)	2006	2005	2004	2006	2005	2004

Consulting, installation and implementation services	$36.5	$30.9	$23.2	60%	59%	54%
Donor prospect research and data modeling services	7.5	5.7	5.1	12%	11%	12%
Education services	17.2	16.0	14.5	28%	30%	34%

Total services revenue	$61.2	$52.6	$42.8	100%	100%	100%

Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, the end product of which enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical tools. Education services involve customer training activities.

Revenue from services increased 16% in 2006 compared to 2005. This increase is comprised of a $5.6 million increase in consulting, installation and implementation services delivered, a $1.8 million increase in donor prospect research and data modeling services delivered and a $1.2 million increase in education services delivered. Revenue from services increased 23% in 2005 compared to 2004. This increase is comprised of a $7.7 million increase in consulting, installation and implementation services delivered, a $0.6 million increase in donor prospect research and data modeling services delivered and a $1.5 million increase in education services delivered.
Maintenance
Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products and online, telephone and email support. The maintenance revenue increase during 2006 is comprised primarily of $8.3 million of new maintenance contracts associated with new license agreements, including new products, $2.8 million from maintenance contract inflationary rate adjustments, and $1.5 million from maintenance agreements associated with customers acquired as part of the purchase of Campagne Associates, Ltd., offset by $2.8 million in reductions and maintenance contracts that were not renewed. The maintenance revenue increase during 2005 is principally the result of $9.9 million of new maintenance contracts associated with new license agreements, and $1.9 million from inflationary rate adjustments, offset by $4.0 million in reductions and non-renewals of maintenance contracts.
Subscriptions
Revenue from subscriptions is principally comprised of revenue from hosting our software applications for customers, certain data services, our online subscription training offerings and our hosted Internet fundraising application. The increase in subscriptions revenue in 2006 over 2005 is comprised primarily of a $1.1 million increase in revenue from our hosted Internet fundraising application, a $1.0 million increase in revenue from our online analytics products and a $0.9 million increase in revenue from our software hosting activities. Other subscription revenue contributed $0.5 million of the increase, of which $0.2 million related to Campagne products. The increase in 2005 was primarily due to a $1.7 million increase in revenue from our online analytics products, a $1.2 million increase from our hosted Internet fundraising application, a $0.4 million increase in revenue from our online education services products and a $0.2 million increase in revenue from our software hosting activities.
Other revenue
Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue increased in 2006 primarily due to a $0.4 million increase in reimbursable travel-related costs from our services businesses and a $0.2 million increase from the sale of business forms. Other revenue increased in 2005 due to greater reimbursable travel-related costs from our services businesses.
Stock-based compensation
Beginning on January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective transition method. The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Prior to the adoption of SFAS No. 123(R), we accounted for options under APB No. 25. Because of certain provisions in certain of the option agreements, we were required to account for these options under variable accounting. Variable accounting requires marking these options to the market price on the reporting date and recognizing a corresponding expense or benefit in the financial statements, which can cause significant fluctuations in compensation expense and resulted in a significant decrease in stock-based compensation in 2005 compared to 2004.

Our consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 includes $7.4 million, $0.3 million and $18.4 million of stock-based compensation expense, respectively, illustrated below:

	Years ended December 31,

(in thousands)	2006	2005	2004

Cost of services	$531	$269	$(540)
Cost of maintenance	117	33	(91)
Cost of subscriptions	19	—	—
Sales and marketing	813	217	(112)
Research and development	746	139	(457)
General and administrative	5,174	(343)	19,579

Total	$7,400	$315	$18,379

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
Cost of revenue

				2006 versus 2005		2005 versus 2004

(in millions)	2006	2005	2004	Change	% Change	Change	% Change

Cost of license fees	$2.3	$4.4	$3.5	$(2.1)	(48)%	$0.9	26%
Cost of services	33.7	28.4	22.8	5.3	19%	5.6	25%
Cost of maintenance	13.2	10.9	10.5	2.3	21%	0.4	4%
Cost of subscriptions	2.4	1.5	0.4	0.9	60%	1.1	275%
Cost of other revenue	5.7	4.9	4.0	0.8	16%	0.9	23%

Total cost of revenue	$57.3	$50.1	$41.2	$ 7.2	14%	$8.9	22%

The increase in cost of revenue in 2006 is due primarily to increased headcount as we continue to grow our business to meet customer demand. The following sections discuss the components of cost of revenue.
Cost of license fees
Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. The decrease in cost of license fees in 2006 was primarily due to reduced reseller commissions that have declined by $1.6 million as a result of the discontinued use of that sales channel. Incremental royalty payments for The Patron Edge software of $1.1 million were the largest factor in the increase in cost of license fees in 2005 over 2004.
Cost of services
Cost of services is principally comprised of salary and benefits, including stock-based compensation charges, third-party contractor expenses, data expenses and classroom rentals. Additionally, cost of services includes an allocation of facilities and depreciation expense and other costs incurred in providing consulting, installation, implementation, donor prospect research and data modeling services and customer training. During 2006, salaries, benefits and bonus expense increased $3.2 million as we increased headcount to meet growing customer demand. Other increases include increased travel-related expense and services from contractors totaling $0.9 million, increases in recruiting and relocation costs totaling $0.2 million and higher training class costs of $0.2 million. Additionally, stock-based compensation increased $0.3 million. During 2005, salaries, benefits and bonus expense increased $3.7 million related to increased headcount. Additionally, stock-based compensation increased $0.8 million and costs of providing services, such as data expenses and classroom rental costs, rose $0.5 million.
To provide more insight into our services business, we discuss costs of services at the business component level. For additional presentation of these and other segments, see Note 14 to the consolidated financial statements.
Cost of consulting and education services

				2006 versus 2005		2005 versus 2004

(in millions)	2006	2005	2004	Change	% Change	Change	% Change

Cost of consulting and education services	$29.7	$24.4	$19.5	$5.3	22%	$4.9	25%
Percentage of related revenue	55%	52%	52%
Stock-based compensation included in cost of consulting and education services	0.5	0.2	(0.4)	$0.3	150%	$0.6	150%

Cost of consulting and education services, excluding stock-based compensation	$29.2	$24.2	$19.9	$5.0	21%	$4.3	22%
Percentage of related revenue	54%	52%	53%

Cost of revenue in providing consulting, installation, implementation and customer training (consulting and education services) increased $4.9 million during 2006, excluding stock-based compensation. This increase was primarily due to an increase in salary, benefit and bonus expense of $3.4 million as we added headcount to meet increased customer demand for these services. Other increases include increased travel-related expense and services from contractors totaling $0.8 million, recruiting and relocation costs totaling $0.2 million and higher training class costs of $0.2 million. The increases in salary, benefits and bonus and outside consultant costs contributed to the margin compression experienced in 2006 compared to 2005. During 2005, despite headcount additions, margins improved as we recognized operational efficiencies and education services experienced a shift in our training mix to higher margin regional training classes.
Cost of analytic services

				2006 versus 2005		2005 versus 2004

(in millions)	2006	2005	2004	Change	% Change	Change	% Change

Cost of analytic services	$4.0	$4.0	$3.3	$—	0%	$0.7	21%
Percentage of related revenue	53%	70%	65%
Stock-based compensation included in cost of analytic services	—	—	(0.2)	$—	—	$0.2	100%

Cost of analytic services, excluding stock-based compensation	$4.0	$4.0	$3.5	$—	0%	$0.5	14%
Percentage of related revenue	53%	70%	69%

During 2006, the cost of revenue in providing donor prospect research and data modeling services (analytic services) remained relatively flat improving margins as we recognized efficiencies and were able to deliver more services with a nominal increase in headcount. During 2005 and 2004, the variable costs of data used to perform analytics, as well as a higher mix of more expensive data relating to our WealthPoint offerings, caused margin compression in both years. Also driving up costs during these periods was increased headcount needed to meet the demand for analytic services.
Cost of maintenance

				2006 versus 2005		2005 versus 2004

(in millions)	2006	2005	2004	Change	% Change	Change	% Change

Cost of maintenance	$13.2	$10.9	$10.5	$2.3	21%	$0.4	4%
Percentage of related revenue	16%	15%	17%
Stock-based compensation included in cost of maintenance	0.1	—	(0.1)	$0.1	—	$0.1	100%

Cost of maintenance excluding stock-based compensation expense	$13.1	$10.9	$10.6	$2.2	20%	$0.3	3%
Percentage of related revenue	16%	15%	17%

Cost of maintenance is primarily comprised of human resource costs, including stock-based compensation, third-party contractor expenses, third-party royalty costs and data expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. As compared with 2005, the cost of maintenance increase in 2006 is principally the result of a $1.5 million increase in salary, benefit and bonus expense due to increased headcount required to support the higher volumes of these services, and a $0.7 million increase in royalty payments related to our Patron Edge product based on maintenance revenue. During 2005, the cost of maintenance increase was primarily comprised of a $0.7 million increase in salary, benefit and bonus expense due to increased headcount required to support the higher volumes of these services offset by a $0.3 million decrease in third-party royalty costs, data expenses and other expenses.
Cost of subscriptions

				2006 versus 2005		2005 versus 2004

(in millions)	2006	2005	2004	Change	% Change	Change	% Change

Cost of subscriptions	$2.4	$1.5	$0.4	$0.9	60%	$1.1	275%
Percentage of related revenue	22%	21%	11%

Cost of subscriptions is primarily comprised of human resource costs, including an insignificant amount of stock-based compensation, third-party royalty and data expenses, hosting expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. During 2006, the cost of subscriptions increased primarily due to an increase in salary, benefit and bonus expense, which increased $0.7 million as we increased headcount to support growing customer demand. During 2005, the cost of subscriptions increased primarily due to increases in data expense and hosting costs totaling $0.8 million reflecting the investments made as we introduced new subscription products in 2005.
Cost of other revenue

				2006 versus 2005		2005 versus 2004

(in millions)	2006	2005	2004	Change	% Change	Change	% Change

Cost of other revenue	$5.7	$4.9	$4.0	$0.8	16%	$0.9	23%
Percentage of related revenue	90%	94%	93%

Cost of other revenue includes salaries and benefits, costs of business forms, reimbursable expense relating to the performance of services at customer locations and an allocation of facilities and depreciation expenses. The absolute dollar increase in 2006 is due to the increase in reimbursable expenses related to providing services at clients’ sites. The margin increase is due primarily to decreases in conference costs and salaries, benefits and bonus expense totaling $0.3 million. The absolute dollar increase as well as the margin decrease in 2005 was due to the increase in reimbursable expenses relating to providing services at clients’ sites.
Operating expenses

				2006 versus 2005		2005 versus 2004

(in millions)	2006	2005	2004	Change	% Change	Change	% Change

Sales and marketing	$41.4	$33.5	$26.7	$7.9	24%	$6.8	25%
Research and development	23.1	21.1	17.4	2.0	9%	3.7	21%
General and administrative	21.8	15.8	32.5	6.0	38%	(16.7)	(51)%
Amortization	0.7	—	—	0.7	—	—	—
Cost of initial public offering	—	—	2.5	—	—	(2.5)	(100)%

Total operating expenses	$87.0	$70.4	$79.1	$16.6	24%	$(8.7)	(11)%

Sales and marketing

				2006 versus 2005		2005 versus 2004

(in millions)	2006	2005	2004	Change	% Change	Change	% Change

Sales and marketing	$41.4	$33.5	$26.7	$7.9	24%	$6.8	25%
Percentage of total revenue	22%	20%	19%
Stock-based compensation included in sales and marketing	0.8	0.2	(0.1)	$0.6	300%	$0.3	(300)%

Sales and marketing excluding stock-based compensation expense	$40.6	$33.3	$26.8	$7.3	22%	$6.5	24%
Percentage of total revenue	21%	20%	19%

Sales and marketing expenses include salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of facilities and depreciation expenses. Both years’ increased costs are due to higher commissions paid related to higher commissionable sales in each year as well as increases in the size and skill set of our sales force. During 2006 and 2005, salaries, benefits and bonus expenses increased $3.4 million and $2.9 million, respectively, related to increased headcount. Commissions increased $1.9 and $2.3 million during 2006 and 2005, respectively. During 2006, travel-related expenses increased $0.8 million, marketing costs increased $0.6 million and recruiting and relocation costs increased $0.1 million. During 2005, travel-related expenses increased $0.4 million and marketing costs increased $0.4 million.

Research and development

				2006 versus 2005		2005 versus 2004

(in millions)	2006	2005	2004	Change	% Change	Change	% Change

Research and development	$23.1	$21.1	$17.4	$2.0	9%	$3.7	21%
Percentage of total revenue	12%	13%	12%
Stock-based compensation included in research and development	0.7	0.1	(0.5)	$0.6	600%	$0.6	(120)%

Research and development excluding stock-based compensation expense	$22.4	$21.0	$17.9	$1.4	7%	$3.1	17%
Percentage of total revenue	12%	13%	13%

Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. During 2006, the increase in research and development costs is primarily due to a $1.7 million increase in salaries, benefits and bonus expenses associated with increased headcount as development projects with offshore contractors ended and additional staffing was needed to develop new product offerings internally. Additionally stock-based compensation increased $0.6 million. These increases were offset by a $0.3 million decrease in outside contractor expenses as a result of the development projects with offshore contractors ending. In 2005, we incurred increased salaries, benefits and bonus expenses of $2.0 million related to headcount increases as well as a $0.6 million increase in stock-based compensation. Also, outside contractor costs grew $0.8 million with increased outsourced development costs. Those expense increases were associated with enhancements to our existing products.
General and administrative

				2006 versus 2005		2005 versus 2004

(in millions)	2006	2005	2004	Change	% Change	Change	% Change

General and administrative	$21.8	$15.8	$32.5	$6.0	38%	$(16.7)	(51)%
Percentage of total revenue	11%	10%	23%
Stock-based compensation included in general and administrative	5.2	(0.3)	19.6	$5.5	(1833)%	$(19.9)	(102)%

General and administrative excluding stock-based compensation expense	$16.6	$16.1	$12.9	$0.5	3%	$3.2	25%
Percentage of total revenue	9%	10%	9%

General and administrative expenses consist primarily of salaries and related human resource expenses for general corporate functions, including finance, accounting, legal, human resources, facilities and corporate development, third-party professional fees, insurance, and other administrative expenses. During 2006, general and administrative expenses increased $0.5 million excluding the impact of stock-based compensation. This increase was primarily driven by a $0.9 million increase in salaries, benefits and bonus expenses associated with additional headcount offset by a $0.4 million decrease in expenses associated with Sarbanes-Oxley Act of 2002 compliance and costs to recruit a successor Chief Executive Officer. General and administrative expenses were $3.2 million higher in 2005 compared to 2004 excluding the impact of stock-based compensation as we incurred an additional $1.3 million in expenses related to Sarbanes-Oxley Act of 2002 compliance, $0.2 million of insurance, and $0.4 million in attorney and audit fees associated with operating as a public company. Also we had a $1.6 million increase in employee-related and general operational expenses to support our growth, partially offset by reduced bad debt expense of $0.5 million.

Costs of initial public offering
The costs of our initial public offering, which were $2.5 million during 2004, include professional fees such as attorney and accountant fees, printing costs and filing fees.
Interest expense
Interest expense was less than $0.1 million in 2006 and 2005 compared to $0.3 million in 2004. The decrease in interest expense is directly related to repayment of our term loan early in 2004 and no subsequent borrowing.
We expect interest expenses to increase in 2007 due to the utilization of the credit facility in January 2007 in the amount of $30.0 million. See the discussion in “Liquidity and capital resources” below for additional information regarding the credit facility.
Other (expense) income
Other (expense) income consists of foreign exchange gains or losses and miscellaneous non-operating income and expense items. Other (expense) income, from foreign exchange (losses) or gains in each year, was $(0.2) million in 2006, a nominal amount in 2005 and $0.4 million in 2004.
Income tax provision
We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. We had an effective tax rate of 37.7%, 28.6% and 35.4% in 2006, 2005 and 2004, respectively. In 2005, the lower effective tax rate was attributable to recognizing the benefit of certain state income tax credits.
Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, “Accounting for Income Taxes.” This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized. If a change in the effective tax rate to be applied to the timing differences or a change in a valuation reserve is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
In 2006, we increased our deferred tax asset valuation allowance by $0.1 million for state credits that are expected to expire unused.
In 2005, we recognized an income tax benefit of $3.2 million related to changes in state income tax credits. Our deferred tax asset at December 31, 2004 included state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that expire between 2009 and 2019. We established a full valuation allowance against these credits when the asset was recorded because, based on information available at that time, it was not deemed probable that these credits would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of all related state net operating losses, we released $2.3 million of the valuation allowance related to these state income tax credits which resulted in a credit to income tax expense for 2005. Additionally, certain other state tax credits whose use was previously restricted to reducing state franchise taxes became available to offset state income tax as a result of a clarification in enacted tax law during 2005. Accordingly, a deferred tax asset was established during 2005 in the amount of $2.2 million, net of federal taxes at 34.8%, related to the associated future reduction of state income taxes which resulted in an additional credit to income tax expense for 2005. A valuation allowance was established for $1.3 million of the $2.2 million representing the portion of the credits not deemed more likely than not to be utilized which resulted in a debit to income tax expense for 2005. The net effect of these items related to state income tax credits was a decrease in our 2005 income tax expense of $3.2 million. We continue to evaluate the realizability of the remaining state tax credits and any further adjustment to the valuation allowance will be made in the period we determine it is more likely than not any of the remaining credits will be utilized.
Liquidity and capital resources
At December 31, 2006, cash and cash equivalents totaled $67.8 million, compared to $22.7 million at December 31, 2005. The $45.1 million increase in cash and cash equivalents during 2006 is the result of $63.0 million of cash generated from operations, $7.9 million from proceeds of stock option exercises and a $6.0 million tax benefit on the exercise of stock options offset by $12.3 million in dividend payments to our stockholders, $8.7 million of purchases of our common stock, $6.1 million for acquisitions of companies and $4.7 million of purchases of property and equipment.
On September 30, 2004, we entered into a $30.0 million revolving credit facility, which replaced our prior $15.0 million revolving credit facility that was terminated in July 2004. Amounts borrowed under the credit facility are available for working capital and general corporate purposes. No amounts were drawn under the credit facility at closing and there was no outstanding balance as of December 31, 2006. Amounts borrowed under the credit facility bear interest, at our option, at a variable rate based on the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on our consolidated leverage ratio. Amounts outstanding under the credit facility are guaranteed by our operating subsidiaries and it is subject to restrictions on certain types of transactions and certain covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. Additionally, the credit facility restricts our ability to declare and pay dividends and repurchase our common stock. When there are no outstanding amounts under the credit facility, we may pay dividends to stockholders and/or repurchase our common stock in an aggregate amount of up to 100% of cash on hand as of the most recent fiscal quarter end. When there are outstanding amounts under the credit facility, we may pay dividends and/or repurchase our common stock in an aggregate amount of up to (1) 35% of cash on hand as of the most recent fiscal quarter end, if the ratio of total indebtedness to EBITDA (as defined in the credit facility) as of the most recent quarter end is less than 1.00 to 1.00, or (2) 25% of cash on hand as of the most recent fiscal quarter end, if such ratio is equal to or greater than 1.00 to 1.00. Additionally, in order to pay dividends and/or repurchase our common stock, we must be in compliance with the credit facility, including each of the financial covenants and we must have cash on hand of at least $3,000,000, each after giving effect to the payment of dividends and/or the repurchase of our common stock. The credit facility has a three-year term expiring September 30, 2007.
In January 2007, we borrowed $30.0 million under the credit facility in connection with the acquisition of the Target Companies. See Note 16 of these consolidated financial statements for additional information related to the Target Companies. In February 2007, we repaid $10.0 million of the outstanding balance. When the facility expires on September 30, 2007, amounts outstanding under the credit facility, if any, will be included in the negotiations of any new credit facility.
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

Selected cash flow information
The following table is derived from our consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004.

	Years ended December 31,

(in millions)	2006	2005	2004

Operating activities
Net income	$30.5	$33.3	$12.6
Adjustments to net income(1)	32.5	18.5	30.9

Net cash provided by operating activities	63.0	51.8	43.5
Investing activities
Purchases of property and equipment	(4.7)	(4.2)	(3.0)
Purchase of net assets of acquired companies	(6.1)	(1.0)	(0.2)

Net cash used in investing activities	(10.8)	(5.2)	(3.2)
Financing activities
Payments on capital lease obligations	—	—	(5.1)
Proceeds from exercise of stock options	7.9	3.6	0.7
Excess tax benefit on exercise of stock options(1)	6.0	—	—
Purchase of treasury stock	(8.7)	(60.9)	—
Dividend payments to stockholders	(12.3)	(8.5)	—
Payment of deferred financing fees	—	—	(0.2)

Net cash used in financing activities	(7.1)	(65.8)	(4.6)
Effect of exchange rate on cash and cash equivalents	—	(0.3)	(0.3)
Net increase (decrease) in cash and cash equivalents	45.1	(19.5)	35.4

Cash and cash equivalents, end of year	$67.8	$22.7	$42.1

(1)	In 2005 and 2004, prior to the adoption of SFAS 123(R) on January 1, 2006, excess tax benefits on exercise of stock options were included as adjustments to net income to reconcile net income to cash provided by operating activities.
Operating cash flow
Our cash flows from operations were derived primarily from (i) our earnings from on-going operations prior to non-cash expenses such as stock-based compensation, depreciation and amortization, and adjustments to our provision for sales returns and allowances, (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income taxes, (iii) changes in our working capital, which are primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing cash inflows of $5.9 million, $1.5 million and $3.1 million in 2006, 2005 and 2004, respectively), and (iv) changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets (collectively representing cash inflows of $1.5 million, cash outflows of $4.8 million and cash inflows of $6.3 million in 2006, 2005 and 2004, respectively) due to timing of payments.
Investing cash flow
Our cash flows used in investing activities are comprised of capital spending and purchases of companies in business combinations. In 2006, we purchased the net assets of Campagne Associates, Ltd., the New Hampshire-based provider of GiftMaker Protm software. In 2005, we purchased the net assets of (i) a company with customers in the patron management market in the U.K. and (ii) a document management and image retrieval company, also in the U.K.; in the aggregate these 2005 transactions utilized

$1.0 million. Additionally, in 2004 there were contingent payments related to the 2002 acquisition of AppealMaster in the U.K. of $0.2 million.
Financing cash flow
Our financing cash flows are comprised of outflows related to dividend payments and purchase of treasury stock pursuant to our stock repurchase program implemented in 2005. Financing inflows relate to proceeds from the exercise of stock options and the excess tax benefit on option exercises, which, as a result of adopting SFAS 123(R) on January 1, 2006, is required to be classified as a financing cash flow. Prior to 2006, this cash flow is shown as a component of operating cash flows. In 2004, our financing cash flow included the final $5.0 million of debt principal payments and $0.1 million of capital lease principal payments.
On February 2, 2007 our Board of Directors approved an increase in our annual dividend from $0.28 to $0.34 per share and declared a first quarter dividend of $0.085 per share payable on March 15, 2007 to stockholders of record on February 28, 2007.
Commitments and contingencies
As of December 31, 2006 and 2005, we had no outstanding debt. In January 2007, we utilized the credit facility in the amount of $30.0 million, which will be repaid as cash requirements allow.
At December 31, 2006 we had future minimum lease commitments of $20.3 million as follows (amounts in thousands):

	Payments due by period

	2007	2008	2009	2010 and after	Totals

Operating leases	$5,348	$5,466	$5,710	$3,767	$20,291
These commitments have not been reduced by the future minimum lease commitments under various sublease agreements that extend through 2008.
In addition, we have a commitment of $0.2 million payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. We incurred expense of $0.2 million under this agreement in 2006.
In connection with the January 2006 purchase of Campagne Associates, Ltd. discussed in Note 2 of the consolidated financial statements, we have committed to payments of up to $2.5 million of contingent consideration as part of the acquisition. Of the $2.5 million of contingent consideration, a total of $0.5 million was included in the $6.1 million purchase price and was recorded as restricted cash. This amount, which was deposited in an interest-bearing account, was shown as restricted cash on the consolidated balance sheet at December 31, 2006, and was paid in February 2007. A portion of the $2.0 million of contingent consideration will be paid in 2007 for performance during the first year following the acquisition. The remaining contingent consideration may be payable in 2008 based on performance during the second year following the acquisition.
We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from two to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitment under these arrangements is approximately $0.2 million through 2008. We incurred expense under these arrangements of $0.7 million, $0.7 million and $0.6 million in the three years ended December 31, 2006, 2005 and 2004, respectively.
In connection with the acquisition of the Target Companies on January 16, 2007, discussed in Note 16 of the consolidated financial statements, we have committed to payments of up to $2.4 million of contingent consideration that are based on the performance of the Target Companies during the 2007 fiscal year. The payments, if any, will be made in March 2008.

Our Board of Directors approved an increase in our annual dividend from $0.28 to $0.34 per share in 2007 and declared a first quarter dividend of $0.085 per share payable on March 15, 2007 to stockholders of record on February 28, 2007. Dividends at this rate would total approximately $15.1 million in the aggregate on the common stock in 2007 (assuming 44,461,627 shares of common stock are outstanding). Our ability to pay dividends may be restricted by, among other things, the terms of our credit facility. See the above discussion of the credit facility regarding these restrictions.
On July 26, 2005, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $35.0 million of our outstanding shares of common stock. The shares may be purchased in conjunction with a public offering of our common stock, from time to time on the open market or in privately negotiated transactions depending upon market condition and other factors, all in accordance with the requirements of applicable law. There is no set termination date for this repurchase program. As of December 31, 2006, the total value of shares that can be purchased under this program in future periods is $20.2 million.
Off-balance sheet arrangements
As of December 31, 2006, we have no off-balance sheet arrangements.
Foreign currency exchange rates
Approximately 13.6% of our total net revenue for the year ended 2006 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.2 million at December 31, 2006.
The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K. subsidiary are generally denominated in pounds sterling. In recent years, the U.S. dollar has weakened against many non-U.S. currencies, including the British pound and Canadian dollar. During this period, our revenues generated in the United Kingdom have increased. Though we do not believe our increased exposure to currency exchange rates have had a material impact on our results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.
New accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which attempts to clarify the accounting for uncertainty in income taxes recognized under current U.S. GAAP. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us in the first quarter of fiscal 2007. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. We were required to adopt SAB 108 in our current fiscal year. The adoption of SAB 108 did not have a significant impact on our consolidated financial position, results of operations and cash flows.

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
None.

Item 9A.	Controls and procedures
Evaluation of disclosure controls and procedures
Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Our independent registered public accounting firm, which has audited the financial statements included in Part IV, Item 15 of this report, has also audited management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, as stated in their report, which is included on page F-2 herein.

Item 9B.	Other information
None.

PART III

Item 10.	Directors, executive officers and corporate governance
Incorporated by reference to Blackbaud’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 13, 2007, except for the identification of executive officers of the Registrant which is set forth in Part I of this report.

Item 11.	Executive compensation
Incorporated by reference to Blackbaud’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 13, 2007.
Item 12.      Security ownership of certain beneficial owners and management and related stockholder matters
Incorporated by reference to Blackbaud’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 13, 2007.

Item 13.	Certain relationships, related transactions and director independence
Incorporated by reference to Blackbaud’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 13, 2007.

Item 14.	Principal accountant fees and services
Incorporated by reference to Blackbaud’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 13, 2007.

PART IV

Item 15	Exhibits and financial statement schedules

(a)	Financial statements
The following statements are filed as part of this report:
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
(b) Exhibits

		Filed In

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

2.1	Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1	04/06/04	2.1
2.2	Stock Purchase Agreement among Target Software, Inc., Target Analysis Group, Inc., all of the Stockholders of Target Software Inc. and Target Analysis Group, Inc. and Blackbaud, Inc.	8-K	01/18/07	2.2
3.1	Certificate of Incorporation of Blackbaud, Inc.	S-1	04/06/04	3.1
3.2	By-laws of Blackbaud, Inc.	S-1	04/06/04	3.2
10.4	Lease Agreement dated October 13, 1999 between Blackbaud, Inc., and Duck Pond Creek, LLC	S-1	02/20/04	10.4
10.5	Trademark License and Promotional Agreement dated as of October 13, 1999 between Blackbaud, Inc. and Charleston Battery, Inc.	S-1	02/20/04	10.5
10.6	Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1	04/06/04	10.6
10.8	Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1	04/06/04	10.8
10.20	Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	06/20/06	10.20
10.21	Commitment Letter for Arrangement of Senior Credit Facility dated June 1, 2004 from Wachovia Bank, N.A.	S-1	06/16/04	10.21
10.22	Credit Agreement dated September 30, 2004 by and among Blackbaud, Inc., as borrower, the lenders referred to therein and Wachovia Bank, National Association	8-K	10/05/04	10.22
10.23	Guaranty Agreement dated September 30, 2004 by and among Blackbaud, LLC, as guarantor, in favor of Wachovia Bank, National Association	8-K	10/05/04	10.23
10.25	Employment and Noncompetition Agreement between Blackbaud, Inc. and Marc Chardon, effective November 28, 2005	8-K	11/07/05	10.25

Filed In

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.26	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan				X
10.27	Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan				X
21.1	Subsidiaries of Blackbaud, Inc				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Signed: February 28, 2007	/s/ Marc E. Chardon Marc E. Chardon President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/s/ Marc E. Chardon Marc E. Chardon	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 28, 2007

/s/ Timothy V. Williams Timothy V. Williams	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 28, 2007

/s/ Marco W. Hellman Marco W. Hellman	Chairman of the Board	Date: February 28, 2007

/s/ George H. Ellis George H. Ellis	Director	Date: February 28, 2007

/s/ Andrew M. Leitch Andrew M. Leitch	Director	Date: February 28, 2007

/s/ John P. McConnell John P. McConnell	Director	Date: February 28, 2007

BLACKBAUD, INC.
Index to consolidated financial statements

Page

Report of independent registered public accounting firm	F-2
Consolidated balance sheets as of December 31, 2006 and 2005	F-4
Consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004	F-5
Consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004	F-6
Consolidated statements of stockholders’ equity and comprehensive income for the years ended December 31, 2006, 2005 and 2004	F-7
Notes to consolidated financial statements	F-8
Exhibit 10.26
Exhibit 10.27
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Blackbaud, Inc.:
We have completed integrated audits of Blackbaud, Inc.’s December 31, 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its December 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Blackbaud, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 28, 2007

Blackbaud, Inc.
Consolidated balance sheets

	December 31,

(in thousands, except share amounts)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$67,783	$22,683
Cash, restricted	518	—
Accounts receivable, net of allowance of $1,268 and $1,100 at December 31, 2006 and 2005, respectively	29,505	25,577
Prepaid expenses and other current assets	8,507	8,741
Deferred tax asset, current portion	4,129	7,600

Total current assets	110,442	64,601
Property and equipment, net	10,524	8,700
Deferred tax asset	62,302	71,487
Goodwill	2,518	2,208
Intangible assets, net	7,986	396
Other assets	48	106

Total assets	$193,820	$147,498

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,863	$4,683
Accrued expenses and other current liabilities	16,047	15,806
Deferred acquisition costs, current portion	518	—
Deferred revenue	72,015	59,459

Total current liabilities	94,443	79,948
Deferred acquisition costs, long-term portion	271	—
Long-term deferred revenue	1,874	1,279

Total liabilities	96,588	81,227

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value; 180,000,000 shares authorized, 49,205,522 and 47,529,836 shares issued at December 31, 2006 and 2005, respectively	49	48
Additional paid-in capital	88,409	73,583
Deferred compensation	—	(6,497)
Treasury stock, at cost; 4,743,895 and 4,267,313 shares at December 31, 2006 and 2005, respectively	(69,630)	(60,902)
Accumulated other comprehensive income	232	92
Retained earnings	78,172	59,947

Total stockholders’ equity	97,232	66,271

Total liabilities and stockholders’ equity	$193,820	$147,498

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of operations

	Years ended December 31,

(in thousands, except share and per share amounts)	2006	2005	2004

Revenue
License fees	$32,500	$29,978	$25,387
Services	61,242	52,606	42,793
Maintenance	81,335	71,308	63,231
Subscriptions	10,742	7,167	3,710
Other revenue	6,140	5,237	4,316

Total revenue	191,959	166,296	139,437

Cost of revenue
Cost of license fees	2,260	4,380	3,545
Cost of services (of which $531, $269 and $(540) in the years ended December 31, 2006, 2005 and 2004, respectively, was stock-based compensation expense (benefit))	33,717	28,409	22,807
Cost of maintenance (of which $117, $33 and $(91) in the years ended December 31, 2006, 2005 and 2004, respectively, was stock-based compensation expense (benefit))	13,225	10,926	10,474
Cost of subscriptions (of which $19, $0 and $0 in the years ended December 31, 2006, 2005 and 2004, respectively, was stock-based compensation expense)	2,360	1,472	388
Cost of other revenue	5,709	4,943	3,986

Total cost of revenue	57,271	50,130	41,200

Gross profit	134,688	116,166	98,237

Operating expenses
Sales and marketing (of which $813, $217 and $(112) in the years ended December 31, 2006, 2005 and 2004, respectively, was stock-based compensation expense (benefit))	41,405	33,491	26,663
Research and development (of which $746, $139 and $(457) in the years ended December 31, 2006, 2005 and 2004, respectively, was stock-based compensation expense (benefit))	23,118	21,138	17,418
General and administrative (of which $5,174, $(343) and $19,579 in the years ended December 31, 2006, 2005 and 2004, respectively, was stock-based compensation expense (benefit))	21,757	15,795	32,512
Amortization	699	18	32
Costs of initial public offering	—	—	2,455

Total operating expenses	86,979	70,442	79,080

Income from operations	47,709	45,724	19,157
Interest income	1,584	964	331
Interest expense	(48)	(49)	(272)
Other (expense) income, net	(238)	6	356

Income before provision for income taxes	49,007	46,645	19,572
Income tax provision	18,499	13,344	6,931

Net income	$30,508	$33,301	$12,641

Earnings per share
Basic	$0.70	$0.78	$0.30
Diluted	$0.68	$0.72	$0.27
Common shares and equivalents outstanding
Basic weighted average shares	43,320,096	42,559,342	42,496,280
Diluted weighted average shares	44,668,476	46,210,099	46,540,790
Dividends per share	$0.28	$0.20	$0.00
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows

	Years ended December 31,

(in thousands)	2006	2005	2004

Cash flows from operating activities
Net income	$30,508	$33,301	$12,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,709	2,684	2,521
Provision for doubtful accounts and sales returns	1,673	822	1,328
Stock-based compensation expense	7,400	624	16,600
Amortization of deferred financing fees	48	48	184
Deferred taxes	12,165	9,014	701
Excess tax benefit on exercise of stock options	—	8,611	179
Changes in assets and liabilities, net of acquisition
Accounts receivable	(5,235)	(6,830)	(5,089)
Prepaid expenses and other assets	266	(6,773)	785
Trade accounts payable	1,147	2,045	54
Accrued expenses and other current liabilities	94	(57)	5,462
Deferred revenue	11,180	8,357	8,183

Net cash provided by operating activities	62,955	51,846	43,549

Cash flows from investing activities
Purchase of property and equipment	(4,654)	(4,160)	(3,039)
Purchase of net assets of acquired companies	(6,146)	(1,013)	(166)

Net cash used in investing activities	(10,800)	(5,173)	(3,205)

Cash flows from financing activities
Repayments on long-term debt and capital lease obligations	—	(44)	(5,142)
Proceeds from exercise of stock options	7,883	3,627	674
Excess tax benefit on exercise of stock options	6,041	—	—
Purchase of treasury stock	(8,728)	(60,902)	—
Dividend payments to stockholders	(12,283)	(8,517)	—
Payment of deferred financing fees	—	—	(162)

Net cash used in financing activities	(7,087)	(65,836)	(4,630)

Effect of exchange rate on cash and cash equivalents	32	(298)	(278)

Net increase (decrease) in cash and cash equivalents	45,100	(19,461)	35,436
Cash and cash equivalents, beginning of year	22,683	42,144	6,708

Cash and cash equivalents, end of year	$67,783	$22,683	$42,144

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$1	$45
Taxes	674	3,885	4,009
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity and comprehensive income

							Accumulated
		Common stock		Additional			other		Total
	Comprehensive			paid-in	Deferred	Treasury	comprehensive	Retained	stockholders’
(In thousands, except share amounts)	income	Shares	Amount	capital	compensation	stock	income	earnings	equity

Balance at December 31, 2003		42,408,872	$41,613	$ —	$ (4,795)	$ —	$ 518	$ 22,522	$ 59,858
Net income	$12,641	—	—	—	—	—	—	12,641	12,641
Exercise of stock options	—	140,184	480	194	—	—	—	—	674
Tax impact of exercise of nonqualified stock options	—	—	—	179	—	—	—	—	179
Amortization of deferred compensation	—	—	—	—	18,379	—	—	—	18,379
Deferred compensation related to options issued to employees	—	—	82	12,903	(14,764)	—	—	—	(1,779)
Reversal of deferred compensation related to option cancellations	—	—	(82)	(34)	116	—	—	—	—
Reclassification of common stock to additional paid-in capital resulting from establishment of par value	—	—	(42,050)	42,050	—	—	—	—	—
Translation adjustment, net of tax	(163)	—	—	—	—	—	(163)	—	(163)

Comprehensive income	$12,478

Balance at December 31, 2004		42,549,056	43	55,292	(1,064)	—	355	35,163	89,789
Net income	$33,301	—	—	—	—	—	—	33,301	33,301
Payment of dividends	—	—	—	—	—	—	—	(8,517)	(8,517)
Purchase of 4,267,313 treasury shares	—	—	—	—	—	(60,902)	—	—	(60,902)
Exercise of stock options	—	4,493,047	5	3,645	—	—	—	—	3,650
Tax impact of exercise of nonqualified stock options	—	—	—	8,589	—	—	—	—	8,589
Restricted stock grants	—	487,733	—	6,621	(6,621)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	315	—	—	—	315
Adjustment of deferred compensation related to options subject to variable accounting	—	—	—	(509)	818	—	—	—	309
Reversal of deferred compensation related to option cancellations	—	—	—	(55)	55	—	—	—	—
Translation adjustment, net of tax	(263)	—	—	—	—	—	(263)	—	(263)

Comprehensive income	$33,038

Balance at December 31, 2005		47,529,836	48	73,583	(6,497)	(60,902)	92	59,947	66,271
Net income	$30,508	—	—	—	—	—	—	30,508	30,508
Payment of dividends	—	—	—	—	—	—	—	(12,283)	(12,283)
Purchase of 476,582 treasury shares under stock repurchase program and surrendered upon restricted stock vesting	—	—	—	—	—	(8,728)	—	—	(8,728)
Exercise of stock options	—	1,449,468	1	7,863	—	—	—	—	7,864
Tax impact of exercise of nonqualified stock options	—	—	—	6,060	—	—	—	—	6,060
Reclassification due to adoption of new accounting pronouncement	—	—	—	(6,497)	6,497	—	—	—	—
Cumulative effect adjustment to assume historical forfeitures	—	—	—	(20)	—	—	—	—	(20)
Stock-based compensation	—	—	—	7,420	—	—	—	—	7,420
Restricted stock grants	—	284,295	—	—	—	—	—	—	—
Restricted stock cancellations	—	(58,077)	—	—	—	—	—	—	—
Translation adjustment, net of tax	140	—	—	—	—	—	140	—	140

Comprehensive income	$30,648

Balance at December 31, 2006		49,205,522	$49	$88,409	$ —	$(69,630)	$ 232	$ 78,172	$ 97,232

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements

1.	Organization and summary of significant accounting policies
Organization
Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. At the end of 2006, the Company had over 15,500 active customers distributed across multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare and international and foreign affairs.
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
Basis of presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
Basis of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the allowance for doubtful accounts receivable, lives of tangible and intangible assets, impairment of long-lived assets, realization of the deferred tax asset, stock-based compensation, revenue recognition and provisions for income taxes. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.
Reclassifications
Certain amounts in the prior year consolidated balance sheets, statements of operations and notes to the consolidated financial statements have been reclassified to conform to the 2006 presentation. Under the current presentation, stock-based compensation expense in the statements of operations is allocated to individual components of operating expenses whereas it was shown as a single component of operating expenses in previous years. See Note 11 of the consolidated financial statements. Additionally, the presentation of segment information has been modified in 2006. See Note 14 of the consolidated financial statements.
Revenue recognition
The Company’s revenue is generated primarily by licensing its software products and providing support, training, consulting, technical, hosted software applications and other professional services for those products. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”
Under these pronouncements, the Company recognizes revenue from the license of software when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customers, the fee is fixed or determinable and collection of the resulting receivable is probable. The Company uses a signed agreement as evidence of an arrangement. Delivery occurs when the product is delivered. The Company’s typical license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s standard payment terms. The Company considers payment terms greater than 90 days to be beyond its customary payment terms. The Company deems collection probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, the Company postpones recognition of the revenue until cash collection. The Company sells software licenses with maintenance and, often times, professional services. The Company allocates revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. Fair value for the

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
maintenance services associated with the Company’s software licenses is based upon renewal rates stated in the Company’s agreements which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis.
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
The Company sells training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. During 2005, the Company introduced the Blackbaud Training Pass, which permits customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions. This revenue is recognized ratably over the contract period that is typically one year. The Company recognizes revenue from donor prospect research and data modeling service engagements upon delivery.
To the extent that the Company’s customers are billed and/or pay for the above described services in advance of delivery, the amounts are recorded in deferred revenue.
Sales taxes
Sales taxes and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
Restricted cash
Restricted cash represents contingent consideration held in an interest bearing account related to the acquisition of Campagne Associates, Ltd. See Note 2 of these consolidated financial statements for more information on Campagne Associates, Ltd. and this transaction.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
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
Construction-in-progress represents purchases of computer software and hardware associated with new internal system implementation projects, which had not been placed in service at the respective balance sheet dates. These assets are transferred to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-process for the years ended December 31, 2006 and 2005.
Computer software costs represent software purchased from external sources for use in the Company’s internal operations. These amounts have been accounted for in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.”
Goodwill and intangible assets
The Company accounts for indefinite-lived intangible assets in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. No impairment of goodwill resulted in 2006, 2005 and 2004.
Other intangible assets with finite lives continue to be amortized on a straight-line basis over their estimated useful lives in accordance with the adoption of SFAS No. 142.

Amortization
period
(in years)

Customer relationships	12-15
Tradename	3
Software	3
Non-compete agreements	5

Fair value of financial instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable and accounts payable at December 31, 2006 and 2005. The Company believes that the carrying amounts of these financial instruments approximate their fair values at December 31, 2006 and 2005, due to the immediate or short-term maturity of these financial instruments.
Deferred financing fees
Deferred financing fees represent the direct costs of entering into the Company’s credit agreement in October 1999 and its revolving credit facility in September 2004. These costs are amortized as interest expense using the effective interest method. The principal balance of the term loan was paid off in the first

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
calendar quarter of 2004, accordingly the remaining deferred financing fees related to the term loan, were fully recognized as expense. The deferred financing fees related to the credit facility are being amortized over the term of the credit facility. The Company amortized as interest expense deferred financing fees of $48,000, $48,000 and $184,000 in 2006, 2005 and 2004, respectively.
Stock-based compensation
Effective January 1, 2006, the Company adopted the provisions of the SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective application method. SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Under the modified prospective application method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123(R) apply to grants made after the adoption date, awards modified, repurchased or cancelled after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption is recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123 pro forma disclosures.
Prior to January 1, 2006, the Company accounted for stock-based compensation under APB No. 25, which provided that no compensation expense should be recorded for stock options or other stock-based awards to employees that are granted with an exercise price that is equal to or greater than the estimated fair value per share of the Company’s common stock on the grant date of the award. Certain of the Company’s option grants were accounted for as variable awards under the provisions of APB No. 25, which required the Company to record deferred compensation, and recognize compensation expense over the requisite vesting period, for the difference between the exercise price and the fair market value of the stock at each reporting date. Deferred compensation was amortized using the accelerated method over the vesting period of the related stock option in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — an interpretation of APB Opinions No. 15 and 25.”
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
The adoption of SFAS No. 123(R) had a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. See Note 11 of these consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses. No new stock options were issued in the year ended December 31, 2006. The fair value of the Company’s options issued in prior periods was determined using the Black-Scholes option-pricing model.
In 2005, the Company began issuing restricted stock under the 2004 Stock Plan. The fair value of the Company’s restricted stock awards is determined by using the closing price of the Company’s shares, as traded on the Nasdaq Global Select Market, on the date of grant.
In 2006, the Company began issuing stock appreciation rights (“SARs”) under the 2004 Stock Plan. The SARs will be settled in stock upon exercise. The fair value of the Company’s SARs is determined by using the Black-Scholes option-pricing model. See Note 11 of these consolidated financial statements for additional information on the SARs.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
Under SFAS No. 123(R), costs for stock options continue to be recognized using the accelerated method. Costs for restricted stock and SARs are recognized on a straight-line basis.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods on a straight-line basis.

	Years ended
	December 31,

(in thousands, except per share amounts)	2005	2004

Net income, as reported	$33,301	$12,641
Total stock-based compensation expense (benefit), net of related tax effects included in the determination of net income as reported	(330)	13,487
Total stock-based compensation expense, net of related tax effects that should have been included in the determination of net income if the fair value method had been applied to all awards	(2,205)	(14,176)

Pro forma net income	$30,766	$11,952

Earnings per share:
Basic, as reported	$0.78	$0.30
Basic, pro forma	$0.72	$0.28
Diluted, as reported	$0.72	$0.27
Diluted, pro forma	$0.67	$0.26

Income taxes
Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. In addition, the Company was not subject to income tax in many of the states in which it operated as a result of its S corporation status. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with the Recapitalization, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon the conversion and in connection with the Recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset as a result of the Recapitalization. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. Income tax expense has been computed by applying the Company’s statutory tax rate to pretax income, adjusted for permanent tax differences. The Company has not recorded a valuation allowance against this deferred tax asset as of December 31, 2006 and 2005, as the Company believes it will be able to utilize this entire deferred tax asset. The ability to utilize the deferred tax asset is dependent upon the Company’s ability to generate taxable income.
Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company records its tax provision at the anticipated tax rates based on estimates of annual pretax income. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
is made and could have an impact on the deferred tax asset. The Company’s deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. federal income tax rate of 34.9%. This U.S. federal income tax rate is based on the Company’s expectation that the Company’s deductible and taxable temporary differences will reverse over a period of years during which, except for 2006 due to stock option exercises and other reductions to income, the Company will have annual taxable income exceeding $10,000,000 per year. If the Company’s results of operations fall below that threshold in the future, the Company will adjust its deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
In 2006, the valuation allowance on the deferred tax assets was increased by $124,000 for state credits that are expected to expire unused.
In 2005, we recognized an income tax benefit of $3,219,000 related to changes in state income tax credits. The Company’s deferred tax asset at December 31, 2004 included state income tax credits, net of federal taxes at 34.8%, of approximately $3,964,000 that expire between 2009 and 2019. The Company established a full valuation allowance against these credits when the asset was recorded because, based on information available at that time, it was not deemed probable that these credits would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of all related state net operating losses, the Company released $2,282,000 of the valuation allowance related to these state income tax credits which resulted in a credit to its income tax expense for 2005. Additionally, certain other state tax credits whose use was previously restricted to reducing state franchise taxes became available to offset state income tax as a result of a clarification in enacted tax law during 2005. Accordingly, a deferred tax asset was established during 2005 of $2,213,000, net of federal taxes at 34.8%, related to the associated future reduction of state income taxes. In connection with the establishment of this additional deferred tax asset, a valuation allowance was established for $1,346,000 of the $2,213,000 representing the portion of the credits not deemed more likely than not to be utilized. Accordingly, these additional state tax credits resulted in a net credit of $867,000 to the income tax expense for 2005. The Company will continue to evaluate the realizability of the remaining state tax credits and any further adjustment to the valuation allowance will be made in the period the Company determines it is more likely than not any of the remaining credits will be utilized.
Foreign currency translation
The Company’s financial statements are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” For all operations outside the United States, net assets are translated at the current rates of exchange. Income and expense items are translated at the average exchange rate for the year and balance sheet accounts are translated at the period ending rate. The resulting translation adjustments are recorded in accumulated other comprehensive income.
Research and development
Research and development costs are expensed as incurred. They include salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products.
Software development costs
Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Under the standard,

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has substantially coincided; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to product development expense.
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
Below is a summary of the changes in the Company’s allowance for doubtful accounts.

	Balance at			Balance at
	beginning			end of
(in thousands)	of year	Provision	Write-off	year

2006	$342	$130	$(137)	$335
2005	511	219	(388)	342
2004	352	692	(533)	511
Below is a summary of the changes in the Company’s allowance for sales returns.

	Balance at			Balance at
	beginning			end of
(in thousands)	of year	Provision	Write-off	year

2006	$758	$1,584	$(1,409)	$933
2005	909	603	(754)	758
2004	870	636	(597)	909
Sales commissions
Prior to July 1, 2004, and resuming on October 1, 2006, the Company pays sales commissions at the time contracts with customers are signed or shortly thereafter depending on the size and duration of the sales contract. To the extent that these commissions relate to revenue not yet recognized, these amounts are recorded as deferred sales commission costs. Subsequently, the commissions are recognized as expense as the revenue is recognized in accordance with SAB 104.
During the period July 1, 2004 to September 30, 2006, the Company paid commissions as the associated revenue was recognized and, accordingly, no deferred sales commission was recorded.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
Below is a summary of the changes in the Company’s deferred sales commission costs.

	Balance at			Balance at
	beginning			end of
(in thousands)	of year	Additions	Expense	year

2006	$—	$750	$(162)	$588
2005	344	—	(344)	—
2004	804	440	(900)	344
Advertising costs
Advertising costs are expensed as incurred and were $346,000, $212,000 and $230,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Impairment of long-lived assets
The Company evaluates the recoverability of its property and equipment and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company reviews long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. An impairment loss is recognized when, and to the extent, the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. The discount rate utilized would be based on the Company’s best estimate of the related risks and return at the time the impairment assessment is made.
Shipping and handling
Shipping and handling costs are expensed as incurred and included in cost of license fees. The reimbursement of these costs by the Company’s customers is included in license fees.
Earnings per share
The Company computes earnings per common share in accordance with SFAS Statement No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities using the treasury stock method. Potential common shares consist of shares issuable upon the exercise of stock options and shares of non-vested restricted stock and SARs.
Diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 includes the effect of 1,348,380, 3,650,757 and 4,044,510 potential common shares as they are dilutive. Diluted earnings per share for the years ended December 31, 2005 and 2004 do not include the effect of 74,521 and 37,893 potential common share equivalents, respectively, as they are anti-dilutive. There were no anti-dilutive common share equivalents for the year ended December 31, 2006.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,

(in thousands, except share and per share amounts)	2006	2005	2004

Numerator:
Net income, as reported	$30,508	$33,301	$12,641
Denominator:
Weighted average common shares	43,320,096	42,559,342	42,496,280
Add effect of dilutive securities:
Employee stock options and restricted stock	1,348,380	3,650,757	4,044,510

Weighted average common shares assuming dilution	44,668,476	46,210,099	46,540,790

Earnings per share:
Basic	$0.70	$0.78	$0.30
Diluted	$0.68	$0.72	$0.27

New accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which attempts to clarify the accounting for uncertainty in income taxes recognized under current U.S. GAAP. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial position, results of operations, and cash flows.
In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108, registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company was required to adopt SAB 108 in its current fiscal year. The adoption of SAB 108 did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

2.	Business combinations
On January 20, 2006, the Company acquired Campagne Associates, Ltd., the New Hampshire-based provider of GiftMaker Protm fundraising software, for approximately $6,100,000. This acquisition will allow the Company to offer its products to a larger customer base and use the combined experience of the two companies to deliver software solutions to meet customer’s needs. The results of Campagne’s operations have been included in the consolidated financial statements since that date. Included in this amount is $500,000 of purchase price that is contingent upon the seller satisfying certain conditions set forth in the purchase agreement, which has been classified in the consolidated balance sheets as restricted cash. The Company also agreed to pay additional contingent consideration of up to $2,000,000 based upon performance of the acquired business over the next two years. The transaction was accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), which requires that all acquisitions be accounted for under the purchase method. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The net fair values of the identified assets acquired and liabilities assumed exceeded the amount of the cash purchase price by $1,260,000 which, in accordance with SFAS No. 141, was recorded as a deferred acquisition cost. Simultaneously, the Company recognized a deferred tax liability on the acquisition in connection with the difference between depreciable book value and depreciable tax basis, for $489,000, which reduced the deferred acquisition costs by that amount. Of the remaining $771,000 deferred acquisition costs, approximately $500,000 has been classified as a current liability. Identifiable intangible assets consisting of various items, including existing customer relationships, software, non-compete agreements and a trade name, with a value aggregating $8,182,000 were recorded as part of the purchase price allocation. See Note 4 for a summary of intangible assets acquired in this transaction. These intangible assets will be amortized over their estimated useful lives, ranging from three to fifteen years.
3.     Property and equipment
Property and equipment as of December 31, 2006 and 2005 consisted of the following:

	Estimated	December 31,
	useful life
(in thousands)	(years)	2006	2005

Equipment	3-5	$5,424	$4,886
Computer hardware	3-5	16,714	15,011
Computer software	3-5	7,717	5,583
Construction in progress	—	101	22
Furniture and fixtures	7	3,850	3,641
Leasehold improvements		358	347

		34,164	29,490
Less: accumulated depreciation		(23,640)	(20,790)

Property and equipment, net of depreciation		$10,524	$8,700

Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the lease term. Depreciation expense was $3,010,000, $2,652,000 and $2,489,000 for December 31, 2006, 2005 and 2004, respectively.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

4.	Goodwill and other intangible assets
The change in goodwill during the two years ended December 31, 2006 consisted of the following:

(in thousands)

Balance at December 31, 2004	$1,673
Payment of contingent consideration	106
Addition related to acquisitions	619
Effect of foreign currency translation	(190)

Balance at December 31, 2005	2,208
Payment of contingent consideration	12
Effect of foreign currency translation	298

Balance at December 31, 2006	$2,518

The Company has recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset, all of which are subject to amortization, as of December 31, 2006 and 2005.

	December 31,

(in thousands)	2006	2005

Gross carrying amount
Customer relationships	$7,894	$414
Tradename	24	—
Acquired software	490	—
Non-compete agreement	300	—

Total gross carrying amount	8,708	414

Accumulated amortization
Customer relationships	(510)	(18)
Tradename	(7)	—
Acquired software	(150)	—
Non-compete agreement	(55)	—

Total accumulated amortization	(722)	(18)

Total intangible assets, net	$7,986	$396

Additions to intangible assets subject to amortization during 2006 related to the acquisition of Campagne Associates, Ltd. described in Note 2 of these consolidated financial statements. The table below

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
summarizes the intangible assets acquired and the weighted average amortization period by intangible asset class during the year ended December 31, 2006.

	Intangible assets	Weighted average
	acquired	amortization period
	(in thousands)	(in years)

Customer relationships	$7,368	15
Tradename	24	3
Software	490	3
Non-compete agreement	300	5

Total	$8,182	13.9

The amortization expense for intangible assets for the years ended December 31, 2006, 2005 and 2004 was $699,000, $18,000 and $32,000, respectively. The estimated aggregate amortization expense for intangible assets, excluding the impact, if any, of amortization expense associated with intangible assets in connection with the acquisition of the Target Companies, is $760,000 in each of the next five years. See Note 16 of these consolidated financial statements for additional information regarding the Target Companies.

5.	Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2006 and 2005:

	December 31,

(in thousands)	2006	2005

Prepaid rent	$187	$469
Deferred sales commissions	588	—
Prepaid insurance	439	382
Prepaid software maintenance and royalties	1,633	639
Taxes, prepaid and receivable	4,986	6,734
Other	674	517

Total prepaid expenses and other current assets	$8,507	$8,741

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

6.	Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2006 and 2005:

	December 31,

(in thousands)	2006	2005

Accrued bonuses	$4,599	$4,801
Accrued commissions and salaries	1,954	1,578
Customer credit balances	1,060	824
Taxes payable	4,703	3,699
Accrued accounting and legal fees	1,278	1,523
Accrued health care costs	489	839
Other	1,964	2,542

Total accrued expenses and other current liabilities	$16,047	$15,806

7.	Deferred revenue
Deferred revenue consisted of the following as of December 31, 2006 and 2005:

	December 31,

(in thousands)	2006	2005

Maintenance	$51,226	$44,827
Subscriptions	5,054	3,219
Services	17,504	12,674
License fees and others	105	18

Total deferred revenue	73,889	60,738
Less: Long-term portion of deferred revenue	(1,874)	(1,279)

Current portion of deferred revenue	$72,015	$59,459

8.	Long-term debt
Revolving credit facility
On September 30, 2004, the Company entered into a credit facility with Wachovia Bank, N.A., which replaced its prior $15,000,000 revolving credit facility that was terminated in July 2004. Amounts borrowed under the $30,000,000 credit facility bear interest, at the Company’s option, at a variable rate based on the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on the Company’s consolidated leverage ratio. Amounts outstanding under the credit facility are guaranteed by the Company’s operating subsidiaries and it is subject to certain covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth. Additionally, the credit facility restricts the Company’s ability to declare and pay dividends and repurchase the Company’s common stock. When there are no outstanding amounts under the credit facility, the Company may pay dividends to its

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
stockholders and/or repurchase the Company’s common stock in an aggregate amount of up to 100% of the Company’s cash on hand as of the most recent fiscal quarter end. When there are outstanding amounts under the credit facility, the Company may pay dividends and/or repurchase common stock in an aggregate amount of up to (1) 35% of cash on hand as of the most recent fiscal quarter end, if the ratio of total indebtedness to EBITDA (as defined in the credit facility) as of the most recent quarter end is less than 1.00 to 1.00, or (2) 25% of cash on hand as of the most recent fiscal quarter end, if such ratio is equal to or greater than 1.00 to 1.00. Additionally, in order to pay dividends and/or repurchase the Company’s common stock, the Company must be in compliance with the credit facility, including each of the financial covenants, and the Company must have cash on hand of at least $3,000,000, each after giving effect to the payment of dividends and/or the repurchase of the Company’s common stock.
There were no principal or interest amounts outstanding under the credit facility as of December 31, 2006. The termination date of the credit facility is September 30, 2007.
Deferred financing costs
Amortization expense for deferred financing costs was $48,000, $48,000 and $184,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

9.	Commitments and contingencies
The Company currently leases office space and various office equipment under operating leases. Total rental expense was $2,586,000, $2,841,000 and $3,004,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The future minimum lease commitments related to these agreements, as well as the lease agreements discussed below, net of related sublease commitments, are as follows:

Year ending December 31,	Operating
(in thousands)	leases

2007	$4,870
2008	5,338
2009	5,710
2010	3,561
2011 and thereafter	206

Total minimum lease payments	$19,685

Lease agreements
On October 13, 1999, the Company entered into a lease agreement for office space with Duck Pond Creek, LLC, which is owned by certain current and former minority stockholders of the Company. The term of the lease is for ten years with two five-year renewal options by the Company. The annual base rent of the lease is $4,809,000 payable in equal monthly installments. The base rate escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement.
The Company has subleased a portion of its headquarters facility under various agreements extending through 2008. Under these agreements, rent expense was reduced by $484,000, $474,000 and $488,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $478,000 and $128,000 for the years 2007 and 2008, respectively. No minimum aggregate sublease commitments exist in 2009 and thereafter. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
amounts are recorded as a reduction of rent expense and were $2,203,000, $1,562,000 and $1,210,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Additionally, the Company has entered into various, insignificant leases for office space for its foreign operations in the United Kingdom and Australia.
Other commitments
The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. The Company incurred expense under this agreement of $200,000 for each of the three years ended December 31, 2006, 2005 and 2004.
The Company utilizes third-party relationships in conjunction with its products. The contractual arrangements vary in length from two to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum annual purchase commitment under these arrangements is approximately $227,000 through 2008. The Company incurred expense under these arrangements of $727,000, $670,000 and $607,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Legal contingencies
The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s financial position or results of operations.
Guarantees and indemnification obligations
The Company enters into agreements in the ordinary course of business with, among others, customers, vendors and service providers. Pursuant to certain of these agreements it has agreed to indemnify the other party for certain matters, such as property damage, personal injury, acts or omissions of the Company, or its employees, agents or representatives, or third-party claims alleging that the activities of our contractual partner pursuant to the contract infringe a patent, trademark or copyright of such third party.
The Company assesses the fair value of its liability on the above indemnities to be immaterial based on historical experience and information known at December 31, 2006.

10.	Income taxes
The following summarizes the components of the income tax expense:

	Years ended December 31,

(in thousands)	2006	2005	2004

Current provision	$6,422	$(4,196)	$6,230
Deferred provision	12,077	17,540	701

Total provision	$18,499	$13,344	$6,931

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Years ended December 31,

	2006	2005	2004

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.1	3.6	5.9
Effect of change in federal income tax rate	0.9	0.8	0.8
Effect of change in federal income tax rate applied to deferred tax asset	(0.3)	—	(9.0)
Effect of change in state income tax rate applied to deferred tax asset	0.5	—	—
Effect of disqualifying dispositions of incentive stock options	(0.8)	(1.8)	(0.7)
Incremental South Carolina credits, net of federal benefit	(0.1)	(5.5)	—
Change in valuation reserve for state tax credits, net of federal benefit	0.3	(2.0)	—
Nondeductible initial public offering costs	—	0.2	4.4
Other	0.1	(0.7)	—

Income tax provision effective rate	37.7%	28.6%	35.4%

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The significant components of the Company’s deferred tax asset were as follows:

	Year ended December 31,

(in thousands)	2006	2005

Deferred tax assets:
Current
Research and other tax credits	$2,730	$360
Federal and state net operating loss carryforwards	771	6,191
Allowance for doubtful accounts	451	396
Other	597	1,133
Valuation allowance	(188)	(291)

Net current deferred tax assets	4,361	7,789

Noncurrent deferred tax assets:
Intangible assets	57,951	65,495
Research and other tax credits	7,401	9,788
Effect of expensing nonqualified stock options and restricted stock	2,018	362
Other	1,456	275
Valuation allowance	(2,959)	(2,736)

Net noncurrent deferred tax assets	65,867	73,184

Total deferred tax assets	70,228	80,973

Deferred tax liabilities:
Current	(232)	(189)
Fixed assets	(2,448)	—
Noncurrent	(1,117)	(1,697)

Total deferred tax liabilities	(3,797)	1,886

Net deferred tax asset	$66,431	$79,087

At December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of $475,000 and for state income tax purposes of $15,497,000 which were all generated in 2005. These net operating loss carryforwards expire in 2025.
As of December 31 2006, the Company had a federal foreign tax credit of approximately $1,013,000, a federal general business credit carryover of approximately $2,399,000, and a federal alternative minimum tax credit of approximately $168,000 which will expire in 2011, 2025, and has no expiration date, respectively. As of December 31, 2006 the Company had state tax credits of approximately $10,060,000, $6,550,000 net of tax, which will expire between 2009 and 2019, if unused. These state tax credits had a valuation reserve of approximately $4,834,000, $3,147,000 net of tax, as of December 31, 2006. Income tax benefits of approximately $6,060,000 and $8,622,000, which were attributable to employee stock option transactions and restricted stock vesting, were recorded in stockholders’ equity in fiscal 2006 and 2005, respectively.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The following table illustrates the change in the Company’s deferred tax asset valuation allowance.

	Balance at			Balance at
	beginning			end of
(in thousands)	of year	Increase	Decrease	year

2006	$3,027	124	(4)	$3,147
2005	3,964	1,997	(2,934)	3,027
2004	3,964	—	—	3,964

11.	Stock-based compensation
Employee stock-based compensation plans
The Company has three outstanding stock-based compensation plans. The Company’s Compensation Committee of the Board of Directors administers the plans and the stock-based awards are granted under terms determined by them. The total number of authorized stock-based awards under these plans is 5,267,840. The Company issues common stock from its pool of authorized stock upon exercise of stock options or upon granting of restricted stock.
The Company issues or has issued three types of award under these plans; stock options, restricted stock and SARs. The following table sets forth the number of awards outstanding for each award type as of December 31, 2006 and 2005.

	Outstanding at
	December 31,

Award type	2006	2005

Stock options	2,364,360	3,931,632
Restricted stock	597,608	487,733
Stock appreciation rights	207,791	—

The majority of the stock-based awards granted under these plans have a 10-year contractual term. The option to purchase 800,000 shares of common stock granted on November 28, 2005, to the current Chief Executive Officer (“CEO”), has a 7-year contractual term. Additionally, SARs have a 5-year contractual life.
The Company recognizes compensation expense associated with options on an accelerated basis consistent with the method of amortization used prior to adoption of SFAS 123(R) over the requisite service period of the individual grantees, which generally equals the vesting period. The Company recognizes compensation expense associated with restricted stock and SARs on a straight-line basis over the requisite service period of the individual grantees, which generally equals the vesting period.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
Stock options
The following table summarizes the options outstanding, vested and unvested under each of the Company’s stock-based compensation plans as of December 31, 2006.

	Date of	Options	Options	Options	Range of
Plan	adoption	outstanding	vested	unvested	exercise prices

1999 Stock Option Plan	October 13, 1999	341,270	341,270	—	$4.80
2001 Stock Option Plan	July 1, 2001	1,020,320	840,421	179,899	$4.80-$9.04
2004 Stock Plan	March 23, 2004	1,002,770	269,748	733,022	$8.00-$16.10

Total		2,364,360	1,451,439	912,921

All options granted under the 1999 Stock Option Plan are fully vested.
The options granted under the 2001 Stock Option Plan vest in equal annual installments over four years from the date of grant and are subject to accelerated vesting upon a change in control of the Company as defined in the plan. The option grants under this plan include a provision whereby the Company has the right to call shares exercised under the grants at a discount from fair market value if the employee is terminated for cause, as defined. This provision expired upon the Company’s initial public offering. The inclusion of this provision required the Company to account for all options issued under this plan after January 18, 2001 as variable awards and record compensation expense for the difference between the exercise price and the fair market value of the stock at each reporting date.
The options granted under the 2004 Stock Plan vest in equal annual installments over four years from the grant date, with the exception of an option to purchase 800,000 shares granted to the CEO which vests 25% on the first anniversary from the date of grant and the remaining 75% in 12 equal quarterly installments and are subject to accelerated vesting upon a change in control of the Company as provided in his employment and stock option agreements.
A summary of outstanding options as of December 31, 2006, and changes during the year then ended, is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Share	exercise	contractual	intrinsic value
Options	options	price	term (in years)	(in thousands)

Outstanding at January 1, 2006	3,931,632	$7.69
Exercised	(1,448,668)	5.36
Forfeited	(118,604)	7.66

Outstanding at December 31, 2006	2,364,360	$9.11	5.2	$40,920

Vested and exercisable at December 31, 2006	1,451,439	$6.57	4.5	$28,815

The weighted-average grant-date fair value of options granted during the years 2005 and 2004 was $10.93 and $7.22, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $22,000,000, $58,351,000 and $565,000, respectively.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
All outstanding options granted by the Company had a fair market value assigned at grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in that model for stock options granted in 2005 and 2004 are as follows:

	Years ended December 31,

	2005	2004

Volatility	80.96%	77.47%
Dividend yield	1.20%	0.00%
Risk-free interest rate	4.32%	3.83%
Expected option life in years	5.54	7.49

No options were granted during the year ended December 31, 2006. Since the Company has been publicly traded for less than the expected life of the stock options, the expected volatility assumption is determined by calculating the volatility for a number of comparable companies and calculating the average expected volatility over the expected life of the option. The dividend yield is based on the adopted dividend policy in effect at the time of grant. The risk-free interest rate is based on United States Treasury rate for a term consistent with the expected life of the awards at the time of grant. The expected life of the option represents the length of time from grant until the option is exercised based on experience.
Restricted stock
The Company has also granted shares of common stock subject to certain restrictions under the 2004 Stock Plan. Restricted stock granted to employees vest in equal annual installments over four years from the grant date. However, restricted stock granted to non-employee directors vests after one year. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted stock are recognized in the period the restrictions lapse to the extent expense has been recognized. Tax benefits associated with stock-based compensation in excess of the related book expense recorded are credited to additional paid-in capital within stockholders’ equity. The Company purchased 34,582 shares from restricted stock holders upon lapsing of stock restrictions in order for holders to satisfy personal tax liabilities. There were 597,608 shares related to restricted stock outstanding and unvested at December 31, 2006.
A summary of unvested restricted stock as of December 31, 2006, and changes during the year then ended, is as follows:

		Weighted
		average
	Restricted	grant-date
Unvested restricted stock	stock	fair value

Nonvested at January 1, 2006	487,733	$14.52
Granted	284,295	26.04
Vested	(116,343)	14.39
Forfeited	(58,077)	14.43

Nonvested at December 31, 2006	597,608	$20.04

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The total fair value of restricted stock that vested during the year ended December 31, 2006 was $2,763,000. No restricted stock vested during the years ended December 31, 2005 and 2004.
Stock appreciation rights
During 2006, the Company granted SARs under the 2004 Stock Plan to certain members of management. The SARs will be settled in stock at the time of exercise and vest three years from the date of grant subject to the recipient’s continued employment with the Company. The number of shares issued upon the exercise of the SARs is calculated as the difference between the share price of the Company’s stock on the date of exercise and the date of grant multiplied by the number of SARs divided by the share price on the exercise date.
During 2006, a total of 207,791 SARs were granted with a weighted-average exercise price of $26.75 and a weighted average grant-date fair value of $8.19. There were no SARs granted during 2005 and 2004. No SARs were vested, exercisable or had been exercised as of December 31, 2006. There were 207,791 SARs outstanding and unvested at December 31, 2006, with a weighted average remaining contractual term of 4.8 years.
All outstanding SARs granted by the Company had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in that model for SARs granted in 2006 are as follows:

Year ended December 31, 2006

Volatility	40.97%
Dividend yield	1.10%
Risk-free interest rate	4.64%
Expected SAR life in years	3.00

Since the Company has been publicly traded for less than three years, the expected volatility assumption is determined by calculating volatility for a number of comparable companies and calculating the average expected volatility over the expected life of the award. The dividend yield is based on the adopted dividend policy in effect at the time of grant. The risk-free interest rate is based on United States Treasury rate for a term consistent with the expected life of the awards at the time of grant. The expected life of the SARs represents the length of time from grant until settlement of the award based on the terms of SAR.
Stock-based compensation
Beginning on January 1, 2006, the Company adopted SFAS No. 123(R). See Note 1 of the consolidated financial statements for a description of the Company’s adoption. The adoption of SFAS No. 123(R) had a significant impact on the Company’s results of operations. The Company’s consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 includes $7,400,000, $315,000 and $18,379,000 of stock-based compensation expense, respectively.
Prior to the adoption of SFAS No. 123(R), the Company accounted for options and other stock-based awards under APB No. 25. Because of certain provisions in certain of the option agreements, the Company was required to account for these options under variable accounting. Variable accounting requires marking these options to the market price on the reporting date and recognizing a corresponding expense or benefit in the financial statements. The Company began recognizing the expense on restricted stock in the third

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
quarter of 2005 when restricted stock was first granted. The components of stock-based compensation expense (benefit) for the year ended December 31, 2005 are presented below:

(in thousands)	2005

Charge (credit) to adjust deferred compensation associated with fully vested options of former CEO to period end closing stock price	$(4,363)
Charge to adjust deferred compensation associated with option exercises of former CEO to stock price on date of transaction	3,545
Amortization of deferred compensation associated with formerly variable options which became fixed upon the Company’s initial public offering	765
Amortization of deferred compensation associated with restricted stock grants	368

Total	$315

The adoption of SFAS No. 123(R) resulted in the reclassification of $6,497,000 of unamortized deferred compensation that had previously been subject to variable accounting under APB No. 25, and a nominal cumulative effect adjustment to apply an assumed forfeiture rate to expense previously taken on options unvested as of the date of adoption.
As of December 31, 2006, the total compensation costs related to nonvested awards not yet recognized was $16,868,000 to be recognized over a weighted average period of 1.63 years. During the year ended December 31, 2006, the Company received $7,883,000 related to the exercise of options. The tax benefit realized from stock options exercised during the year ended December 31, 2006, was $6,060,000.
The modified prospective transition method of SFAS No. 123(R) requires the windfall benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” As a result, for the year ended December 31, 2006, this requirement resulted in the classification of $6,041,000 of excess windfall tax benefits as a net financing cash inflow which would have previously been reported as an operating cash inflow. For the year ended December 31, 2006, those amounts are reported as financing cash flows in the statements of cash flows.
For the year ended December 31, 2006, the effects of applying the provisions of SFAS 123(R), as compared to as if reported under APB 25, on our operating results were as follows:

Year ended December 31, 2006

Effect of
(in thousands, except share and per share amounts)	SFAS 123(R)

Income from operations	$(5,328)
Income before income taxes	(5,328)
Net income	(3,848)
Cash flow from operating activities	(6,041)
Cash flow from financing activities	6,041
Earnings per share:
Basic	$(0.09)
Diluted	$(0.09)

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

12.	Stockholders’ equity
Preferred stock
The Company has 20,000,000 shares of preferred stock authorized. No shares were issued and outstanding at December 31, 2006 and 2005. The Company’s Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.
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
Treasury stock
The following table sets forth the changes in treasury stock for the years ended December 31, 2006 and 2005:

(in thousands, expect shares)	Plan date	Shares	Amount

Balance as of January 1, 2005		—	$—
Stock purchased in connection with stock repurchase
program	February 1, 2005	861,076	10,630
Stock purchased in connection with self-tender offer	May 31, 2005	2,965,517	43,305
Stock purchased in connection with stock repurchase
program	July 26, 2005	440,720	6,967

Balance as of December 31, 2005		4,267,313	60,902
Stock purchased in connection with stock repurchase
program	July 26, 2005	442,000	7,797
Stock acquired via surrender of shares of restricted stock
to the Company upon vesting for settlement of taxes		34,582	931

Balance as of December 31, 2006		4,743,895	$69,630

Self-tender offer
On May 31, 2005, the Company’s Board of Directors approved a self-tender offer to purchase up to 2,620,690 shares of its common stock for $14.50 per share. On June 3, 2005, the Company commenced the self-tender offer to purchase shares of its common stock which expired on July 1, 2005. On July 5, 2005, the Company’s Board of Directors approved the purchase of an additional 344,827 shares under the

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
self-tender offer and on July 13, 2005, the Company completed the purchase of 2,965,517 shares of its common stock for a total of $43.3 million. This amount was recorded as an increase in treasury stock.
Stock purchase programs
On February 1, 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $35,000,000 of the Company’s outstanding shares of common stock. The shares could be purchased in conjunction with a public offering of the Company’s stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. The Company repurchased 861,076 shares under this program at an average price per share of $12.34. The Company accounts for purchases of treasury stock under the cost method which resulted in an increase to the treasury stock balance of $10,630,000 as of December 31, 2005. This program was terminated on June 3, 2005.
On July 26, 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $35,000,000 of the Company’s outstanding shares of common stock. The shares could be purchased in conjunction with a public offering of the Company’s stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. The Company has repurchased 882,720 shares under this program at an average price per share of $16.73. The Company accounts for purchases of treasury stock under the cost method which resulted in an increase to the treasury stock balance of $14,764,000 as of December 31, 2006. This plan was still in effect at December 31, 2006.

13.	Employee profit-sharing plan
The Company has a 401(k) profit-sharing plan (the “Plan”) covering substantially all employees. Employees can contribute between 1% and 30% of their salaries in 2006 and 2005 and the Company matches 50% of qualified employees’ contributions up to 6% of their salary. The Plan also provides for additional employer contributions to be made at the Company’s discretion. Total matching contributions to the Plan for the years ended December 31, 2006, 2005 and 2004 were $1,869,000, $1,517,000 and $1,139,000, respectively. There was no discretionary contribution by the Company to the Plan in 2006, 2005 and 2004.

14.	Segment information
The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company has determined that its reportable segments are those that are based upon internal financial reports that disaggregate certain operating information into six reportable segments. The Company’s chief operating decision maker, as defined in SFAS No. 131, is its chief executive officer, or CEO.
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

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
changes. Additionally, as a result of the change in segment reporting, the Company has modified the consolidated statements of operations to reflect the reclassification of subscription revenue and cost of revenue to be shown separately.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third-party contractors, data expense and classroom rentals, for the years ended December 31, 2006, 2005 and 2004 were as follows:

		Consulting
		and
	License	education	Analytic
(in thousands)	fees	services(1)	services(2)	Maintenance	Subscriptions	Other	Total

December 31, 2006
Revenue	$32,500	$53,670	$7,572	$81,335	$10,742	$6,140	$191,959
Direct controllable costs	2,260	25,985	3,681	10,758	2,105	5,696	50,485

Segment income	30,240	27,685	3,891	70,577	8,637	444	141,474
Corporate costs not allocated							6,786
Operating expenses							86,979
Interest income, net							(1,536)
Other expense, net							238

Income before provision for income taxes							$49,007

December 31, 2005
Revenue	$29,978	$46,943	$5,663	$71,308	$7,167	$5,237	$166,296
Direct controllable costs	4,380	21,098	3,607	8,607	1,301	4,911	43,904

Segment income	25,598	25,845	2,056	62,701	5,866	326	122,392
Corporate costs not allocated							6,226
Operating expenses							70,442
Interest income, net							(915)
Other expense (income), net							(6)

Income before provision for income taxes							$46,645

December 31, 2004
Revenue	$25,387	$37,708	$5,085	$63,231	$3,710	$4,316	$139,437
Direct controllable costs	3,545	17,171	2,914	8,202	290	3,956	36,078

Segment income	21,842	20,537	2,171	55,029	3,420	360	103,359
Corporate costs not allocated							5,122
Operating expenses							79,080
Interest income, net							(59)
Other expense (income), net							(356)

Income before provision for income taxes							$19,572

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other education services.

(2)	This segment consists of donor prospect research and data modeling services.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The Company also derives a portion of its revenue from its foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable and long-lived assets by geographic region based on the location of the assets.

(in thousands)	Domestic	Canada	Europe	Pacific	Total

Revenue from external customers:
2006	$165,766	$9,732	$13,595	$2,866	$191,959
2005	143,891	8,318	12,073	2,014	166,296
2004	118,423	7,029	12,450	1,535	139,437
Property and equipment:
December 31, 2006	9,901	—	600	23	10,524
December 31, 2005	8,308	—	368	24	8,700

The Company generated license fee revenue from its principal products as indicated in the table below:

	December 31,

(in thousands)	2006	2005	2004

Raiser’s Edge	$20,293	$19,023	$16,469
Financial Edge	5,256	6,031	5,395
Education Edge	2,312	1,442	1,336
Emerging products	4,639	3,482	2,187

	$32,500	$29,978	$25,387

It is impractical for the Company to identify its other revenues by product category.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

15.	Quarterly unaudited results

	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share data)	2006	2006	2006	2006

Total revenue	$43,732	$48,777	$49,890	$49,560
Gross profit	30,114	34,677	35,559	34,338
Income from operations	9,216	12,437	13,660	12,396
Income before provision for income taxes	9,324	12,546	14,076	13,061
Net income	5,670	7,730	8,503	8,605
Earnings per share
Basic	$0.13	$0.18	$0.20	$0.20
Diluted	$0.13	$0.17	$0.19	$0.19

	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share data)	2005	2005	2005	2005

Total revenue	$37,403	$42,808	$43,144	$42,941
Gross profit	26,104	30,335	30,582	29,145
Income from operations	17,284	9,006	10,717	8,717
Income before provision for income taxes	17,412	9,432	10,862	8,939
Net income	10,859	8,535	7,720	6,187
Earnings per share
Basic	$0.25	$0.19	$0.18	$0.15
Diluted	$0.23	$0.18	$0.17	$0.14
Earnings per common share is computed independently for each of the periods presented and, therefore, may not add up to the total for the year.
The comparability of results for the periods presented above is impacted by the adoption of SFAS 123(R) as of January 1, 2006 and as described in Note 11.

16.	Subsequent events
On January 16, 2007, the Company acquired Target Software, Inc. and Target Analysis Group, Inc., or the Target Companies, privately-owned affiliated companies based in Cambridge, Massachusetts. The two acquired companies provide solutions that help organizations analyze, plan, forecast, execute, and manage high-volume fundraising campaigns while simultaneously helping them maintain long-term donor relationships. The acquisition of the Target Companies is expected to significantly advance the Company’s strategic goal of providing a complete solution for meeting the fundraising and direct marketing needs of the nonprofit sector. The Target Companies were acquired for approximately $57,000,000 in a cash deal, financed by a combination of cash on hand and borrowings under the Company’s credit facility. An additional amount of up to $2,400,000 is contingently payable to sellers under an earn-out arrangement based upon performance of the acquired businesses over the next year.
The acquisition of the Target Companies occurred subsequent to December 31, 2006. Accordingly, the results of operations of the two acquired entities are not included in the consolidated statement of

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
operations of Blackbaud, Inc. for the year ended December 31, 2006. A valuation of the tangible and intangible assets of the assets purchased and liabilities assumed of the Target Companies has not been completed as of the date of this report.
In January 2007, the Company borrowed $30,000,000 under the credit facility in connection with the acquisition of the Target Companies. Upon expiration of the credit facility on September 30, 2007, amounts outstanding under this credit facility, if any, will be included in the negotiations of any new credit facility.
On February 2, 2007 the Company’s Board of Directors approved an increase in its annual dividend from $0.28 to $0.34 per share and declared a first quarter dividend of $0.085 per share payable on March 15, 2007 to stockholders of record on February 28, 2007.