Form 10-Q
period 2007-03-31
BLACKBAUD INC
filed 2007-05-15
CIK 1280058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
YES ☐  NO ☑
     The number of shares of the registrant’s Common Stock outstanding as of May 10, 2007 was 43,951,473.

BLACKBAUD, INC.

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial statements
Consolidated balance sheets as of March 31, 2007 and December 31, 2006 (restated) (unaudited)	1
Consolidated statements of operations for the three months ended March 31, 2007 and 2006 (restated) (unaudited)	2
Consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 (restated) (unaudited)	3
Consolidated statements of stockholders’ equity and comprehensive income for the three months ended March 31, 2007 and the year ended December 31, 2006 (restated) (unaudited)	4
Condensed notes to consolidated financial statements (unaudited)	5
Item 2. Management’s discussion and analysis of financial condition and results of operations	18
Item 3. Quantitative and qualitative disclosures about market risk	31
Item 4. Controls and procedures	32

PART II. OTHER INFORMATION

Item 2. Unregistered sales of equity securities and use of proceeds	33
Item 6. Exhibits	33

Signatures	34
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I- FINANCIAL INFORMATION
Item 1. Financial statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

		December 31,
	March 31,	2006
(in thousands, except share amounts)	2007	(Restated)

Assets
Current assets:
Cash and cash equivalents	$15,982	$67,783
Cash, restricted	—	518
Accounts receivable, net of allowance of $1,395 and $1,268 at March 31, 2007 and December 31, 2006, respectively	33,843	29,505
Prepaid expenses and other current assets	7,613	8,507
Deferred tax asset, current portion	5,820	5,318

Total current assets	63,258	111,631
Property and equipment, net	12,833	10,524
Deferred tax asset	60,538	62,302
Goodwill	40,527	2,518
Intangible assets, net	29,643	7,986
Other assets	34	48

Total assets	$206,833	$195,009

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,091	$5,863
Accrued expenses and other current liabilities	16,631	16,047
Deferred acquisition costs, current portion	25	518
Capital lease obligations, current portion	488	—
Short-term debt	20,000	—
Deferred revenue	75,103	75,078

Total current liabilities	117,338	97,506
Deferred acquisition costs, long-term portion	—	271
Capital lease obligations, long-term portion	930	—
Deferred revenue, long-term portion	2,102	1,874
Other liabilities, long-term	976	—

Total liabilities	121,346	99,651

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value; 180,000,000 shares authorized, 49,289,798 and 49,205,522 shares issued at March 31, 2007 and December 31, 2006, respectively	49	49
Additional paid-in capital	90,995	88,409
Treasury stock, at cost; 5,365,963 and 4,743,895 shares at March 31, 2007 and December 31, 2006, respectively	(83,734)	(69,630)
Accumulated other comprehensive income	160	232
Retained earnings	78,017	76,298

Total stockholders’ equity	85,487	95,358

Total liabilities and stockholders’ equity	$206,833	$195,009

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended March 31,
	2007	2006
(in thousands, except share and per share amounts)		(Restated)

Revenue
License fees	$8,067	$7,221
Services	18,314	13,714
Maintenance	22,436	19,039
Subscriptions	4,793	2,288
Other revenue	1,535	1,290

Total revenue	55,145	43,552

Cost of revenue
Cost of license fees	476	670
Cost of services	12,116	8,111
Cost of maintenance	4,019	3,207
Cost of subscriptions	1,924	540
Cost of other revenue	1,360	1,090

Total cost of revenue	19,895	13,618

Gross profit	35,250	29,934

Operating expenses
Sales and marketing	12,917	9,284
Research and development	6,827	6,024
General and administrative	6,144	5,461
Amortization	84	129

Total operating expenses	25,972	20,898

Income from operations	9,278	9,036
Interest income	371	149
Interest expense	(367)	(12)
Other (expense), net	(69)	(29)

Income before provision for income taxes	9,213	9,144
Income tax provision	3,457	3,584

Net income	$5,756	$5,560

Earnings per share
Basic	$0.13	$0.13
Diluted	$0.13	$0.12

Common shares and equivalents outstanding
Basic weighted average shares	43,662,569	42,883,929
Diluted weighted average shares	44,833,093	44,600,235
Dividends per share	$0.085	$0.070
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Three months ended March 31,
	2007	2006
(in thousands)		(Restated)

Cash flows from operating activities
Net income	$5,756	$5,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,648	846
Provision for doubtful accounts and sales returns	491	256
Stock-based compensation expense	1,712	1,974
Amortization of deferred financing fees	12	12
Deferred taxes	2,012	1,269
Changes in assets and liabilities, net of acquisition
Accounts receivable	351	411
Prepaid expenses and other assets	1,695	(929)
Trade accounts payable	(1,387)	(1,354)
Accrued expenses and other current liabilities	(3,049)	(3,151)
Deferred revenue	(1,694)	(1,634)

Net cash provided by operating activities	7,547	3,260

Cash flows from investing activities
Purchase of property and equipment	(1,050)	(264)
Purchase of net assets of acquired companies	(59,216)	(6,081)

Net cash used in investing activities	(60,266)	(6,345)

Cash flows from financing activities
Proceeds from issuance of debt	30,000	—
Proceeds from exercise of stock options	428	3,266
Excess tax benefit on exercise of stock options	446	2,922
Payments on debt	(10,000)	—
Payments on debt acquired	(1,922)	—
Payments on capital lease obligations	(92)	—
Purchase of treasury stock	(14,104)	(6,254)
Dividend payments to stockholders	(3,768)	(3,034)

Net cash provided by (used in) financing activities	988	(3,100)

Effect of exchange rate on cash and cash equivalents	(70)	(8)

Net decrease in cash and cash equivalents	(51,801)	(6,193)
Cash and cash equivalents, beginning of period	67,783	22,683

Cash and cash equivalents, end of period	$15,982	$16,490

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity and comprehensive income
(Unaudited)

							Accumulated
				Additional			other		Total
	Comprehensive	Common stock		paid-in	Deferred	Treasury	comprehensive	Retained	stockholders’
(in thousands, except share amounts)	income	Shares	Amount	capital	compensation	stock	income	earnings	equity
Balance at December 31, 2005 (restated)		47,529,836	$48	$73,583	$(6,497)	$(60,902)	$92	$58,428	$64,752

Net income (restated)	$30,153	—	—	—	—	—	—	30,153	30,153
Payment of dividends	—	—	—	—	—	—	—	(12,283)	(12,283)
Purchase of 442,000 treasury shares under stock repurchase program and surrender of 34,562 shares upon option exercises and stock vesting	—	—	—	—	—	(8,728)	—	—	(8,728)
Exercise of stock options	—	1,449,468	1	7,863	—	—	—	—	7,864
Tax impact of exercise of nonqualified stock options	—	—	—	6,060	—	—	—	—	6,060
Reclassification due to adoption of new accounting pronouncement	—	—	—	(6,497)	6,497	—	—	—	—
Cumulative effect adjustment to assume historical forfeitures	—	—	—	(20)	—	—	—	—	(20)
Stock-based compensation	—	—	—	7,420	—	—	—	—	7,420
Restricted stock grants	—	284,295	—	—	—	—	—	—	—
Restricted stock cancellations	—	(58,077)	—	—	—	—	—	—	—
Translation adjustment, net of tax	140	—	—	—	—	—	140	—	140

Comprehensive income (restated)	$30,293
Balance at December 31, 2006 (restated)		49,205,522	49	88,409	—	(69,630)	232	76,298	95,358

Net income	$5,756	—	—	—	—	—	—	5,756	5,756
Payment of dividends	—	—	—	—	—	—	—	(3,768)	(3,768)
Purchase of 620,878 treasury shares under stock repurchase program and surrender of 1,190 shares upon restricted stock vesting	—	—	—	—	—	(14,104)	—	—	(14,104)
Exercise of stock options	—	84,636	—	428	—	—	—	—	428
Tax impact of exercise of nonqualified stock options	—	—	—	446	—	—	—	—	446
Cumulative effect of FIN 48 adoption	—	—	—	—	—	—	—	(269)	(269)
Stock-based compensation	—	—	—	1,712	—	—	—	—	1,712
Restricted stock grants	—	4,319	—	—	—	—	—	—	—
Restricted stock cancellations	—	(4,679)	—	—	—	—	—	—	—
Translation adjustment, net of tax	(72)	—	—	—	—	—	(72)	—	(72)

Comprehensive income	$5,684
Balance at March 31, 2007		49,289,798	$49	$90,995	$—	$(83,734)	$160	$78,017	$85,487

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Condensed notes to consolidated financial statements
March 31, 2007
(Unaudited)
1. Organization
Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of March 31, 2007, the Company had approximately 16,000 active customers distributed across multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.
2. Restatement of financial statements
During the preparation of the Company’s Form 10-Q as of and for the quarter ended March, 31, 2007, the Company determined that SEC Staff Accounting Bulletin No. 108 (“SAB 108”) was misapplied in connection with reporting its consolidated financial position and results of operations as of and for the period ended December 31, 2006. The Company is restating its financial statements for the years ended December 31, 2006, 2005 and 2004 to reflect the impact of this error correction in accordance with Financial Accounting Standards Board’s (“FASB”) 154, “Accounting Changes and Error Corrections,” in this Form 10-Q for the period ended March 31, 2007. There was no impact to total operating, investing or financing cash flows for the years ended December 31, 2006, 2005 and 2004 and for the three months ended March 31, 2006.
The Company has historically recognized maintenance and subscription revenue using a monthly convention rather than on an actual-days basis. The effect on the statements of operations of the difference between these two methods has been evaluated in the past and it was concluded that the impact was immaterial. However under SAB 108, the Company should have recorded a one-time adjustment to its retained earnings to correct for the cumulative impact of using the actual-days method.
Accordingly, the Company’s financial statements for the years ended 2006, 2005 and 2004 and the three months ended March 31, 2006 have been restated as follows:

	As reported		As restated
	March 31,		March 31,
(in thousands)	2006	Adjustments	2006
Statement of operations data
Maintenance revenue	$19,199	$(160)	$19,039
Subscriptions revenue	2,308	(20)	2,288
Total revenue	43,732	(180)	43,552
Gross profit	30,114	(180)	29,934
Income from operations	9,216	(180)	9,036
Income tax provision	3,654	(70)	3,584
Net income	5,670	(110)	5,560
Basic earnings per share	0.13	—	0.13
Diluted earnings per share	0.13	(0.01)	0.12

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
March 31, 2007
(Unaudited)

	As reported		As restated
	December 31,		December 31,
(in thousands)	2006	Adjustments	2006
Statement of operations data
Maintenance revenue	$81,335	$(442)	$80,893
Subscriptions revenue	10,742	(137)	10,605
Total revenue	191,959	(579)	191,380
Gross profit	134,688	(579)	134,109
Income from operations	47,709	(579)	47,130
Income tax provision	18,499	(223)	18,276
Net income	30,508	(356)	30,152
Basic earnings per share	0.70	—	0.70
Diluted earnings per share	0.68	—	0.68

Balance sheet data
Deferred tax asset, current portion	$4,129	$1,189	$5,318
Total current assets	110,442	1,189	111,631
Total assets	193,820	1,189	195,009
Deferred revenue	72,015	3,063	75,078
Total current liabilities	94,443	3,063	97,506
Total liabilities	96,588	3,063	99,651
Retained earnings	78,172	(1,874)	76,298
Total liabilities and stockholders’ equity	193,820	1,189	195,009

	As reported		As restated
	December 31,		December 31,
(in thousands)	2005	Adjustments	2005
Statement of operations data
Maintenance revenue	$71,308	$(145)	$71,163
Subscriptions revenue	7,167	(202)	6,965
Total revenue	166,296	(347)	165,949
Gross profit	116,166	(347)	115,819
Income from operations	45,724	(347)	45,377
Income tax provision	13,344	(133)	13,211
Net income	33,301	(214)	33,087
Basic earnings per share	0.78	—	0.78
Diluted earnings per share	0.72	—	0.72

Balance sheet data
Deferred tax asset, current portion	$7,600	$965	$8,565
Total current assets	64,601	965	65,566
Total assets	147,498	965	148,463
Deferred revenue	59,459	2,484	61,943
Total current liabilities	79,948	2,484	82,432
Total liabilities	81,227	2,484	83,711
Retained earnings	59,947	(1,519)	58,428
Total liabilities and stockholders’ equity	147,498	965	148,463

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
March 31, 2007
(Unaudited)

	As reported		As restated
	December 31,		December 31,
(in thousands)	2004	Adjustments	2004
Statement of operations data
Maintenance revenue	$63,231	$(150)	$63,081
Subscriptions revenue	3,710	(24)	3,686
Total revenue	139,437	(174)	139,263
Gross profit	98,237	(174)	98,063
Income from operations	19,157	(174)	18,983
Income tax provision	6,931	(83)	6,848
Net income	12,641	(91)	12,550
Basic earnings per share	0.30	—	0.30
Diluted earnings per share	0.27	—	0.27
3. Summary of significant accounting policies
Unaudited interim financial statements
The interim consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and other forms filed with the SEC from time to time.
Basis of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include revenue recognition, the allowance for sales returns and doubtful accounts, valuation of long-lived and intangible assets and goodwill, stock-based compensation and provision for income taxes and valuation of deferred tax assets. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.
Revenue recognition
The Company’s revenue is generated primarily by selling perpetual licenses or charging for the use of its software products and providing support, training, consulting, technical and other professional services for those products. The Company makes available certain of its software products for use in hosted application arrangements without licensing perpetual rights to the software (“hosted applications”). Additionally, the Company provides hosting services to customers

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
March 31, 2007
(Unaudited)
who have purchased perpetual rights to certain of its software products (“hosting services”). The Company recognizes revenue in accordance with:
•	The American Institute of Certified Public Accountants Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants,

•	The SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,”

•	The Emerging Issues Task Force (“EITF”) Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware”, and

•	The EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”
The Company recognizes revenue from the sale of perpetual software license rights when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customers, the fee is fixed or determinable and collection of the resulting receivable is probable. The Company deems acceptance of an agreement to be evidence of an arrangement. Delivery occurs when the product is delivered. The Company’s typical license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s standard payment terms. The Company considers payment terms greater than 90 days to be beyond its customary payment terms. The Company deems collection probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, the Company postpones recognition of the revenue until cash collection. The Company sells software licenses with maintenance and, often times, professional services. The Company allocates revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. Fair value for the maintenance services associated with the Company’s software licenses is based upon renewal rates stated in the Company’s agreements, which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis.
The Company’s consulting, installation and implementation services are generally billed based on hourly rates plus reimbursable travel-related expenses. For small service engagements, less than approximately $10,000, the Company frequently contracts for and bills based on a fixed fee plus reimbursable travel-related expenses. The Company recognizes this revenue upon completion of the work performed. When the Company’s services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the Company’s software and rarely exceed three months in duration. The Company recognizes revenue as these services are performed.
The Company recognizes analytic services revenue from donor prospect research engagements, the sale of lists of potential donors, benchmarking studies and data modeling service engagements upon delivery.
The Company sells training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. Additionally, the Company sells a fixed-rate program, which permits customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions. This revenue is recognized ratably over the contract period, which is typically one year.
The Company recognizes revenue from maintenance services ratably over the contract term, which is principally one year. Maintenance revenue also includes the right to unspecified product upgrades on an if-and-when available basis. Certain support services are sold in prepaid units of time and recognized as revenue upon their usage.
Subscription revenue includes revenue associated with hosted applications, hosting services, data enrichment services and online training programs. Subscription-based revenue and any related set-up fees are recognized ratably over the service period of the contract.
To the extent that the Company’s customers are billed and/or pay for the above described services in advance of delivery, the amounts are recorded in deferred revenue.

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
March 31, 2007
(Unaudited)
Stock-based compensation
Effective January 1, 2006, the Company adopted the provisions of the FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No.123(R)”), using the modified prospective application method. SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The provisions of SFAS No. 123(R) apply to grants made after the adoption date, awards modified, repurchased or cancelled after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption is recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123 pro forma disclosures.
No new stock options were issued in the three months ended March 31, 2007. During the three months ended March 31, 2007, 4,319 shares of restricted stock and 89,794 stock appreciation rights were granted. The aggregate grant date fair value of awards issued during the period was $750,000, which will be recognized as expense over the requisite service period of the awards.
Stock-based compensation expense is allocated to expense categories on the statements of operations. The following table summarizes stock-based compensation for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
(in thousands)	2007	2006

Included in cost of revenue:
Cost of services	$157	$140
Cost of maintenance	47	29
Cost of subscriptions	10	4

Total included in cost of revenue	214	173
Included in operating expenses:
Sales and marketing	260	220
Research and development	269	191
General and administrative	969	1,390

Total included in operating expenses	1,498	1,801

Total	$1,712	$1,974

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
March 31, 2007
(Unaudited)
Amortization expense
Amortization expense related to intangible assets acquired in business combinations is allocated to expense categories on the statements of operations. The following table summarizes amortization expense for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
(in thousands)	2007	2006

Included in cost of revenue:
Cost of license fees	$24	$—
Cost of services	221	—
Cost of maintenance	78	—
Cost of subscriptions	189	—
Cost of other revenue	16	—

Total included in cost of revenue	528	—
Included in operating expenses	84	129

Total	$612	$129

Income taxes
Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with its 1999 recapitalization, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and as a result of the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company has not recorded a valuation allowance against this item in its deferred tax asset as of March 31, 2007 or December 31, 2006, as the Company believes it will be able to utilize this benefit, which is dependent upon the Company’s ability to generate taxable income.
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” (“FIN 48”) on January 1, 2007. Under FIN 48 the tax benefit from an uncertain tax position must be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest accrued related to unrecognized tax benefits are recognized in the provision for income taxes. The disclosure requirements and cumulative effect of adoption of FIN 48 are presented in Note 10.
Significant judgment is required in determining the provision for income taxes. The Company records its tax provision at the anticipated tax rates based on estimates of annual pretax income. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. The Company’s deferred tax assets and liabilities are recorded at an amount based upon a U.S. federal income tax rate of 35.0%. This U.S. federal income tax rate is based on the Company’s expectation that the Company’s deductible and taxable temporary differences will reverse over a period of years during which the Company will have annual taxable income exceeding $10,000,000 per year. If the Company’s results of operations fall below that threshold in the future, the Company will adjust its deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
March 31, 2007
(Unaudited)
New accounting pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Company is still assessing the impact of the adoption of SFAS No. 159 on its consolidated financial position, results of operations or cash flows.
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
4. Business combination
On January 16, 2007, the Company acquired Target Software, Inc. and Target Analysis Group, Inc., or the Target Companies, privately-owned affiliated companies based in Cambridge, Massachusetts. The two acquired companies provide solutions that help organizations analyze, plan, forecast, execute, and manage high-volume fundraising campaigns while simultaneously helping them maintain long-term donor relationships. The acquisition of the Target Companies is expected to significantly advance the Company’s strategic goal of providing a complete solution for meeting the fundraising and direct marketing needs of the nonprofit sector. The Target Companies were acquired for approximately $58,705,000, including direct acquisition-related costs, in an all cash transaction that was financed by a combination of cash on hand and borrowings under the Company’s credit facility. An additional amount of up to $2,400,000 is contingently payable to the sellers under an earn-out arrangement based upon performance of the acquired businesses over the next year. The results of operations of the Target Companies are included in the consolidated financial statements of the Company from the date of acquisition.
As of March 31, 2007, the purchase accounting for this acquisition is still subject to final adjustment primarily for amounts allocated to other intangible assets based on preliminary valuation studies performed by a third-party valuation expert. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition of the Target Companies (in thousands):

Cash and cash equivalents	$507
Accounts receivable	5,178
Other current assets	168
Property and equipment	2,291
Deferred tax assets	738
Intangible assets	22,323
Goodwill	37,193
Trade accounts payable	(611)
Accrued expenses and other current liabilities	(3,844)
Deferred revenue, current and noncurrent	(1,807)
Amounts due to stockholders, current	(1,921)
Capital lease obligations, current and noncurrent	(1,510)

Total purchase price	$58,705

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
March 31, 2007
(Unaudited)
The acquisition resulted in the identification of $22,323,000 of intangible assets, all of which are subject to amortization. The following table presents the amounts assigned to each intangible asset class:

		Weighted
		average
	Intangible	amortization
	assets acquired	period
	(in thousands)	(in years)

Customer relationships	$13,627	12.7
Software	3,655	10.0
Database	3,441	8.0
Marketing assets	800	5.0
Noncompetition agreements	800	5.0

Total	$22,323	11.0

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of the Target Companies had taken place at the beginning of 2007 and 2006. The pro forma information includes the business combination effect of the amortization charges from acquired intangible assets, adjustments to interest income and related tax effects. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

	Three months ended March 31,
	2007	2006
(in thousands, except per share amounts)		(Restated)

Revenue	$55,926	$47,695
Net income	5,504	4,389

Earnings per share, basic	$0.13	$0.10
Earnings per share, diluted	0.12	0.10
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
Diluted earnings per share for the three months ended March 31, 2007 and 2006 includes the effect of 1,170,524 and 1,716,306 potential common shares, respectively, as they are dilutive. There were no anti-dilutive potential common shares outstanding for the three months ended March 31, 2007 and 2006.

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
March 31, 2007
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2007	2006
(in thousands, except share and per share amounts)		(Restated)

Numerator:
Net income, as reported	$5,756	$5,560

Denominator:
Weighted average common shares	43,662,569	42,883,929
Add effect of dilutive securities:
Employee stock options and restricted stock	1,170,524	1,716,306

Weighted average common shares assuming dilution	44,833,093	44,600,235

Earnings per share:
Basic	$0.13	$0.13
Diluted	$0.13	$0.12

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(in thousands)	2007	2006

Prepaid rent	$178	$187
Deferred sales commissions	982	588
Prepaid insurance	290	439
Prepaid software maintenance and royalties	1,665	1,633
Taxes, prepaid and receivable	3,503	4,986
Other	995	674

Total prepaid expenses and other current assets	$7,613	$8,507

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
March 31, 2007
(Unaudited)
7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(in thousands)	2007	2006

Accrued bonuses	$2,656	$4,599
Accrued commissions and salaries	1,724	1,954
Customer credit balances	1,163	1,060
Taxes payable	6,404	4,703
Accrued accounting and legal fees	1,261	1,278
Accrued health care costs	497	489
Other	2,926	1,964

Total accrued expenses and other current liabilities	$16,631	$16,047

8. Revolving credit facility
On September 3, 2004, the Company entered into a $30,000,000 million revolving credit facility. Amounts borrowed under the $30,000,000 million revolving credit facility bear interest, at the Company’s option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on the Company’s consolidated leverage ratio as defined. Amounts outstanding under the facility are not secured by a lien on the Company’s assets, but are guaranteed by the Company’s operating subsidiaries and the facility is subject to covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth.
In January 2007, the Company borrowed $30,000,000 under the credit facility in connection with the acquisition of the Target Companies. As of March 31, 2007, there was $20,000,000 in principal outstanding under the credit facility and the annual interest rate was 6.82%. The Company is currently in compliance with all covenants under the agreement. The termination date of the facility is September 30, 2007.
9. Commitments and contingencies
The Company currently leases various office space and equipment under operating leases. In addition to operating leases, the Company, through its acquisition of the Target Companies, has various non-cancellable capital leases for computer equipment and furniture. The future minimum lease commitments related to these lease agreements, as well as the lease agreements discussed below, net of related sublease commitments, are as follows:

Year ending December 31,	Operating	Capital
(in thousands)	leases	leases

2007	$5,370	$465
2008	6,852	583
2009	7,199	387
2010	4,092	166
2011 and thereafter	217	39

Total minimum lease payments	$23,730	$1,640
Less: portion representing interest		222

Present value of net minimum lease payments		1,418
Less: current portion		488

Long-term portion		$930

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
March 31, 2007
(Unaudited)
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
The Company has subleased a portion of its headquarters facility under various agreements extending through 2008. Under these agreements, rent expense was reduced by $108,000 and $121,000 for the three months ended March 31, 2007 and 2006, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $350,000 and $128,000 for the years 2007 and 2008, respectively. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $364,000 and $427,000 for the three months ended March 31, 2007 and 2006, respectively.
Other commitments
The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. The Company incurred expense under this agreement of $50,000 for each of the three-month periods ended March 31, 2007 and 2006.
The Company utilizes third-party relationships in conjunction with its products. The contractual arrangements vary in length from two to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements at March 31, 2007 is approximately $864,000 through 2009. The Company incurred expense under these arrangements of $195,000 and $129,000 for the three months ended March 31, 2007 and 2006, respectively.
Legal contingencies
The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s financial position or results of operations.
10. Income taxes
Income taxes for the three-month period ended March 31, 2007 were calculated using the projected effective tax rate for fiscal 2007 in accordance with SFAS No. 109. The 2007 estimated annual effective tax rate of 39.2%, which excludes period-specific items, was applied as the effective rate for the quarter ended March 31, 2007. The Company’s effective tax rates for the three-month periods ended March 31, 2007 and 2006 was 37.5% and 39.2%, respectively. As of March 31, 2007, the Company had state tax credits of $10,142,000, $6,592,000 net of federal tax effect, which will expire between 2009 and 2020, if unused. These tax credits had a valuation reserve of approximately $4,917,000, $3,191,000 net of federal tax effect, as of December 31, 2006. During the three months ended March 31, 2007, the valuation allowance was increased $83,000 for state credits that are expected to expire unused.
Excess tax benefits on stock option exercises of approximately $446,000 and $2,924,000 were recorded in stockholders’ equity in the three months ended March 31, 2007 and 2006, respectively.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recognized a $269,000 reduction, including interest and penalties and net of applicable taxes, to the January 1, 2007 balance of retained earnings. The amount of the Company’s unrecognized tax benefits as of January 1, 2007 was $642,000, of which $417,000 would impact the effective rate of the Company if recognized. As of the date of adoption, the total amount of accrued interest and penalties was $334,000. No significant change in the gross amount of unrecognized tax benefits is expected within the next 12 months. In the three months ended March 31, 2007, changes in accrued interest, penalties and unrecognized tax benefits as a result of tax positions taken in current and prior years were insignificant.

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
March 31, 2007
(Unaudited)
The Company recognizes penalties and interest accrued related to unrecognized tax benefits in the provision for income taxes.
The Company files U.S. federal, state and certain foreign country tax returns. None of the Company’s tax returns are currently under examination by tax authorities. The statute of limitations for examinations of our U.S. federal and most other returns is open for tax years 2003 through our most recent filings.
11. Stockholders’ equity
Preferred stock
The Company has authorized 20,000,000 shares of preferred stock. No shares were issued and outstanding at March 31, 2007 and December 31, 2006. The Company’s Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.
Dividends
On February 2, 2007, the Company’s Board of Directors approved an increase to the Company’s annual dividend from $0.28 per share to $0.34 per share and declared its first quarter dividend of $0.085 per share, which was paid on March 15, 2007 to stockholders of record on February 28, 2007.
Stock repurchase program
On July 26, 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $35,000,000 of the Company’s outstanding shares of common stock. The shares could be purchased in conjunction with a public offering of the Company’s stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. In the three months ended March 31, 2007, the Company repurchased 620,878 shares under this program at an average price per share of $22.64. The Company accounts for purchases of treasury stock under the cost method which resulted in an increase to the treasury stock balance of $14,079,000 as of March 31, 2007. This plan was still in effect at March 31, 2007. The remaining amount available to purchase stock under this plan was $6,181,000 as of March 31, 2007.
In addition to the Company’s stock repurchase plan, 1,190 shares, totaling $26,000, were purchased from restricted stock holders to satisfy their tax obligations due upon vesting of restricted stock during the three months ended March 31, 2007.
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

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
March 31, 2007
(Unaudited)
The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related human resource costs, travel-related costs, third-party contractors, data expense, classroom rentals and other direct costs, for the three months ended March 31, 2007 and 2006 were as follows:

		Consulting and
		education	Analytic
(in thousands)	License fees	services (1)	services (2)	Maintenance	Subscriptions	Other	Total

Three months ended March 31, 2007
Revenue	$8,067	$15,346	$2,968	$22,436	$4,793	$1,535	$55,145
Direct controllable costs	452	8,881	1,519	3,154	1,475	1,340	16,821

Segment income	7,615	6,465	1,449	19,282	3,318	195	38,324
Corporate costs not allocated							3,074
Operating expenses							25,972
Interest (income) expense							(4)
Other expense (income), net							69

Income before provision for income taxes							$9,213

Three months ended March 31, 2006 (Restated)
Revenue	$7,221	$12,548	$1,166	$19,039	$2,288	$1,290	$43,552
Direct controllable costs	670	6,314	819	2,609	478	1,086	11,976

Segment income	6,551	6,234	347	16,430	1,810	204	31,576
Corporate costs not allocated							1,642
Operating expenses							20,898
Interest (income) expense							(137)
Other expense (income), net							29

Income before provision for income taxes							$9,144
(1) This segment consists of consulting, installation and implementation, document imaging, customer training and other education services.
(2) This segment consists of donor prospect research engagements, sales of lists of potential donors, benchmarking studies and data modeling services.
13. Subsequent events
On May 1, 2007, the Company’s Board of Directors declared a second quarter dividend of $0.085 per share payable on June 15, 2007 to stockholders of record on May 28, 2007.

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
Overview
We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of March 31, 2007, we had approximately 16,000 customers. Our customers operate in multiple verticals within the nonprofit market, including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.
We derive revenue from selling perpetual licenses or charging for the use of our software products and providing a broad offering of services, including consulting, training, installation, implementation, as well as ongoing customer support and maintenance. Consulting, training and implementation are generally not essential to the functionality of our software products and are sold separately. Furthermore, we derive revenue from providing hosting services, performing donor prospect research engagements, selling lists of potential donors, providing benchmarking studies and data modeling services.
Restatement of financial statements
During the preparation of the our Form 10-Q as of and for the quarter ended March, 31, 2007, we determined that SAB 108 was misapplied in connection with reporting our consolidated financial position and results of operations as of and for the period ended December 31, 2006. As a result, we are restating our financial statements to reflect the impact of this error correction, in accordance with Financial Accounting Standards Board’s (“FASB”) 154, “Accounting Changes and Error Corrections.” The results of operations for the three months ended March 31, 2006 included in the following discussion and analysis have been restated to reflect the impact of this error correction.
Critical accounting policies and estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period and related disclosures of contingent assets and liabilities. The most significant estimates and assumptions relate to our revenue recognition, our allowance for sales returns and doubtful accounts, valuation of long-lived and intangible assets and goodwill, stock-based compensation and provision for income taxes and valuation of deferred tax assets.
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
Revenue recognition
Our revenue is generated primarily by selling perpetual licenses or charging for the use of our software products and providing support, training, consulting, technical and other professional services for those products. We make available certain software products for use in hosted application arrangements without licensing perpetual rights to the software (“hosted applications”). Additionally we provide hosting services to customers who have purchased perpetual rights to our software products (“hosting services”). We recognize revenue in accordance with:
•	The American Institute of Certified Public Accountants Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants,

•	The SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,”

•	The Emerging Issues Task Force (“EITF”) Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” and

•	The EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”
We recognize revenue from the sale of perpetual license rights to software when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customers, the fee is fixed or determinable and collection of the resulting receivable is probable. We deem acceptance of an agreement to be evidence of an arrangement. Delivery occurs when the product is delivered. Our typical license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the our standard payment terms. We consider payment terms greater than 90 days to be beyond its customary payment terms. We deem collection probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we postpone recognition of the revenue until cash collection. We sell software licenses with maintenance and, often times, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to us. Fair value for the maintenance services associated with our software licenses is based upon renewal rates stated in our agreements, which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis.
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
We recognize analytic services revenue from donor prospect research engagements, sale of lists of potential donors, benchmarking studies and data modeling service engagements upon delivery.
We sell training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. Additionally, we sell a fixed-rate program, which permits customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions. This revenue is recognized ratably over the contract period, which is typically one year.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
We recognize revenue from maintenance services ratably over the contract term, which is principally one year. Maintenance revenue also includes the right to unspecified product upgrades on an if-and-when available basis. Certain support services are sold in prepaid units of time and recognized as revenue upon their usage.
Subscription revenue includes revenue associated with hosted applications, hosting services, data enrichment services and online training programs. Subscription-based revenue and any related set-up fees are recognized ratably over the service period of the contract.
To the extent that our customers are billed and/or pay for the above described services in advance of delivery, the amounts are recorded in deferred revenue.
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
In accordance with FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. The impairment is measured as the excess of the recorded goodwill over its fair value, which could materially adversely impact our financial position and results of operations. Goodwill is assigned to various reporting units.
Stock-based compensation
Effective January 1, 2006, we adopted the provisions of the FASB’s Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective application method. SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Under the modified prospective application method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123(R) apply to grants made after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption are recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123 pro forma disclosures.

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
Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. In addition, we were not subject to income tax in many of the states in which we operated as a result of our S corporation status. We historically made distributions to our stockholders to cover the stockholders’ anticipated tax liability. In connection with our 1999 recapitalization (see Note 3 to the consolidated financial statements), we converted our U.S. taxable status from an S corporation to a C corporation. Accordingly, since October 14, 1999 we have been subject to federal and state income taxes. Upon the conversion and in connection with the recapitalization, we recorded a one-time benefit of $107.0 million to establish a deferred tax asset as a result of the recapitalization agreement.
We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance; we must include an expense within the tax provision in the statement of operations. Except with respect to certain state income tax credits, we have not recorded a valuation allowance as of March 31, 2007 and December 31, 2006, because we expect to be able to utilize our entire net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of additional tax deductions permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.
Significant judgment is required in determining the provision for income taxes. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. Our deferred tax assets and liabilities are recorded at an amount based upon a blended U.S. federal income tax rate of 35.0%. This U.S. federal income tax rate is based on our expectation that deductible and taxable temporary differences will reverse over a period of years during which we will have annual taxable income exceeding $10.0 million per year. If our results of operations fall below that threshold in the future, we will adjust its deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” (“FIN 48”) on January 1, 2007. Under FIN 48 we must recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain tax positions are recorded as tax expense.
Contingencies
We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
Results of operations
The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated.

	Three months ended March 31,
	2007	2006
		(Restated)

Revenue
License fees	14.6%	16.6%
Services	33.2	31.5
Maintenance	40.7	43.7
Subscriptions	8.7	5.2
Other revenue	2.8	3.0

Total revenue	100.0%	100.0%

Cost of revenue
Cost of license fees	0.9	1.5
Cost of services	22.0	18.6
Cost of maintenance	7.3	7.4
Cost of subscriptions	3.4	1.3
Cost of other revenue	2.5	2.5

Total cost of revenue	36.1	31.3

Gross profit	63.9	68.7

Operating expenses
Sales and marketing	23.4	21.4
Research and development	12.4	13.8
General and administrative	11.1	12.5
Amortization	0.2	0.3

Total operating expenses	47.1	48.0

Income from operations	16.8	20.7
Interest income	0.7	0.3
Interest expense	(0.7)	0.0
Other (expense) income, net	(0.1)	0.0

Income before provision for income taxes	16.7	21.0
Income tax provision	6.3	8.2

Net income	10.4%	12.8%

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
Comparison of the three months ended March 31, 2007 and 2006
We completed the acquisition of Target Software, Inc. and Target Analysis Group, Inc., together referred to as the Target Companies, on January 16, 2007. The results of operations from the Target Companies are included in our consolidated results of operations from the date of acquisition.
Revenue
The table below compares revenue from our statement of operations for the first three months of 2007 with the same period of 2006.

	Three months ended March 31,
	2007	2006
(in millions)	(Restated)		Change	% Change

License fees	$8.1	$7.2	$0.9	13%
Services	18.3	13.7	4.6	34%
Maintenance	22.4	19.0	3.4	18%
Subscriptions	4.8	2.3	2.5	109%
Other	1.5	1.3	0.2	15%

Total revenue	$55.1	$43.5	$11.6	27%

Total revenue increased $11.6 million, or 27%, in the first quarter of 2007 compared to the first quarter of 2006. A total of $4.2 million or 36% of this increase was attributable to the inclusion of the Target Companies in our consolidated results of operations. The remaining increase in revenue in the first quarter of 2007 is due to growth in services and license fees to new and existing customers as well as the introduction of new product offerings. Also contributing to the growth is revenue from new maintenance contracts associated with these new license agreements and existing client increases and revenue from our subscription offerings.
Segment results
We analyze our business according to our six operating segments as identified in Note 12, which are license fees, consulting and education services, analytic services, maintenance, subscriptions and other. The analysis provided below is presented before the inclusion of various allocable corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization because, in managing our operations, we believe such costs significantly affect our ability to better understand and manage other operating expenses and cash needs.
License fees

	Three months ended March 31,
(in millions)	2007	2006	Change	% Change

License fee revenue	$8.1	$7.2	$0.9	13%
Direct controllable cost of license fees	0.5	0.7	(0.2)	(29)%

Segment income	$7.6	$6.5	$1.1	17%

Segment margin %	94%	90%
Revenue from license fees is derived from the sale of our software products, under a perpetual license agreement. License fee revenue growth in the first quarter of 2007, which is primarily volume driven, is attributable to a $0.7 million increase in sales to existing clients and $0.1 million increase in product sales to new customers.
Direct controllable cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. The decrease in cost of license fees in the first quarter of 2007 was primarily due to the elimination of reseller commissions that have declined by $0.1 million as a result of the discontinued use of that sales channel, together with reduced third-party royalty expense of $0.1 million associated with Patron Edge, our ticketing software.
License fee revenue growth together with the decrease in cost of license fees contributed to expansion of margin year over year.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
Consulting and education services

	Three months ended March 31,
(in millions)	2007	2006	Change	% Change

Consulting and education services revenue	$15.3	$12.5	$2.8	22%
Direct controllable cost of consulting and education services	8.9	6.3	2.6	41%

Segment income	$6.4	$6.2	$0.2	3%

Segment margin %	42%	50%
Consulting and education services revenue consists of consulting, installation, implementation and education services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities.
The rates charged for our service offerings have remained relatively constant year over year and, as such, the increase in revenue in the first quarter of 2007 is principally the result of increased volume of services provided. The increase in revenue is comprised of a $2.4 million increase in consulting, installation and implementation services delivered, of which $1.0 million is attributable to the Target Companies and a $0.4 million increase in education services delivered.
Cost of consulting and education services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals and other costs incurred in providing consulting, installation and implementation services and customer training. During the first quarter of 2007, salary, benefit and bonus expense increased $1.8 million compared to the first quarter of 2006 as we increased headcount to meet growing customer demand. A total of $0.5 million, or 28%, of the increase in salary, benefits and bonus expense is due to additional headcount resulting from the Target Companies. Other increases include increased travel-related expenses, relocation and recruiting costs and services from contractors totaling $0.7 million associated with increased service delivery.
The margin decrease in the first quarter of 2007 compared to the first quarter of 2006 is primarily due to increased human resource costs related to our successful hiring efforts in 2007 and lower utilization as a result of a greater percentage of headcount being trained during the quarter compared to the prior year. Additionally, average billing rates for our consultants have remained relatively constant while consultants’ salaries and related human resource costs have increased year over year contributing to the margin decrease.
Analytic services

	Three months ended March 31,
(in millions)	2007	2006	Change	% Change

Analytic services revenue	$3.0	$1.2	$1.8	150%
Direct controllable cost of analytic services	1.5	0.8	0.7	88%

Segment income	$1.5	$0.4	$1.1	275%

Segment margin %	50%	33%
Analytic services, which are comprised of donor prospect research, benchmarking studies and data modeling services involve the assessment of current and prospective donor information of the customer. The end product enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical tools. Revenue from analytic services increased 150% in the first quarter of 2007 compared to the first quarter of 2006. The increase in analytic services is comprised of a $1.8 million increase in donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services delivered, of which $1.2 million is attributable to the Target Companies.
Cost of analytic services is primarily comprised of human resource costs and data expense incurred to perform analytic services. The increase in cost of analytic services in the first quarter of 2007 compared to the first quarter of 2006 is due to an increase in headcount in connection with the Target Companies. Salary, benefits and bonus expense increased $0.7 million in the first quarter of 2007 compared to the first quarter of 2006, of which $0.6 million is directly related to the Target Companies. Additionally, the costs of data used to perform analytics increased $0.1 million.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
The analytic services margin increase in the first quarter of 2007 compared to the first quarter of 2006 is primarily due to a decrease in the variable cost of data used to perform analytic services. Additionally, lower travel, relocation and recruiting costs contributed to the margin increase, offset partially by an increase in human resource related costs as a percentage of revenue.
Maintenance

	Three months ended March 31,
	2007	2006
(in millions)	(Restated)		Change	% Change

Maintenance revenue	$22.4	$19.0	$3.4	18%
Direct controllable cost of maintenance	3.2	2.6	0.6	23%

Segment income	$19.2	$16.4	$2.8	17%

Segment margin %	86%	86%
Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products and online, telephone and email support. The maintenance revenue increase in the first quarter of 2007 compared to the first quarter of 2006 is comprised of $3.0 million of new maintenance contracts associated with new license agreements, including new products, $0.5 million from maintenance agreements associated with customers of the Target Companies and $0.5 million from maintenance contract inflationary rate adjustments, offset by $0.8 million of maintenance contracts that were not renewed.
Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs and data expenses, and other costs incurred in providing support and services to our customers. During the first quarter of 2007 the cost of maintenance increase is principally the result of a $0.5 million increase in salary, benefits and bonus expense, of which $0.2 million is due to additional headcount from the Target Companies. The maintenance margin remained relatively unchanged in the first quarter of 2007 compared with the first quarter of 2006.
Subscriptions

	Three months ended March 31,
	2007	2006
(in millions)	(Restated)		Change	% Change

Subscriptions revenue	$4.8	$2.3	$2.5	109%
Direct controllable cost of subscriptions	1.5	0.5	1.0	200%

Segment income	$3.3	$1.8	$1.5	83%

Segment margin %	69%	78%
Revenue from subscriptions is principally comprised of revenue from access to hosted applications, application hosting services, access to certain data services and our online subscription training offerings. The increase in subscriptions revenue in the first quarter of 2007 compared to the first quarter of 2006 is principally due to a $1.9 million increase in revenue from access to our hosted applications, of which $1.4 million is attributable to the Target Companies. Additionally, revenue from our application hosting services increased $0.3 million and revenue from our online analytics products increased $0.3 million.
Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, and other costs incurred in providing support and services to our customers. The increase in the cost of subscriptions in the first quarter of 2007 compared to the first quarter of 2006 is primarily due to an increase in salary, benefits and bonus expenses, which increased $0.9 million, of which $0.8 million is due to additional headcount from the Target Companies. Additionally, there was a $0.l million increase in third-party royalty and data expenses.
The decrease in subscriptions margin in the first quarter of 2007 compared to the first quarter of 2006 is predominantly due to higher salaries, benefits and bonus expense as we increased the size of our workforce from the Target Companies.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
Other revenue

	Three months ended March 31,
(in millions)	2007	2006	Change	% Change

Other revenue	$1.5	$1.3	$0.2	15%
Direct controllable cost of other revenue	1.3	1.1	0.2	18%

Segment income	$0.2	$0.2	$—	0%

Segment margin %	13%	15%
Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue increased in the first quarter of 2007 primarily due to a $0.2 million increase in reimbursable travel costs from our services businesses compared to the first quarter of 2006.
Direct controllable cost of other revenue includes human resource costs, costs of business forms and reimbursable expense relating to the performance of services at customer locations. The increase in the first quarter of 2007 compared to the first quarter of 2006 is due to a $0.2 million increase in reimbursable expenses related to providing services at clients’ sites. The margin decrease is due primarily to increases in conference costs and other expenses as a percentage of other revenue.
Operating expenses
The operating expenses analyzed below exclude stock-based compensation expense. Stock-based compensation expense is analyzed, in total, in the section following the operating expense analysis.
Sales and marketing

	Three months ended March 31,
(in millions)	2007	2006	Change	% Change

Sales and marketing expense	$12.7	$9.1	$3.6	40%
Percentage of revenue	23%	21%

Sales and marketing expenses include salaries and related human resource costs, travel related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. The increase in sales and marketing expenses in the first quarter of 2007 compared to the first quarter of 2006 in absolute dollars and as a percentage of revenue is principally due to increases in the size and skill set of our sales force. During the first quarter of 2007, salaries, benefits and bonus expense increased $1.9 million, of which $0.7 million is due to additional headcount from the Target Companies. Additionally, commissions increased $0.8 million due to higher commissionable sales. Other increases include higher sales and marketing expenses and travel related expenses totaling $0.6 million and higher allocated costs of $0.3 million of which $0.1 million is attributed to the Target Companies.
Research and development

	Three months ended March 31,
(in millions)	2007	2006	Change	% Change

Research and development expense	$6.6	$5.8	$0.8	14%
Percentage of revenue	12%	13%

Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. During the first quarter of 2007, the increase in research and development costs is primarily due to a $0.6 million increase in salaries, benefits and bonus expense associated with increased headcount as development projects with offshore contractors ended during the fourth quarter of 2006 and additional staffing was needed to develop new product offerings internally. New headcount from the Target Companies contributed an additional $0.3 million increase in salaries, benefits and bonus expense. A further increase of

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
$0.2 million is attributable to higher allocated costs. These increases were offset by a $0.4 million decrease in outside contractor expenses as a result of the discontinued use of offshore contractors.
General and administrative

	Three months ended March 31,
(in millions)	2007	2006	Change	% Change

General and administrative expense	$5.2	$4.1	$1.1	27%
Percentage of revenue	9%	9%

General and administrative expenses consist primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support, and other administrative expenses. During the first quarter of 2007, general and administrative expenses increased $1.1 million compared to the first quarter of 2006. This increase was primary driven by a $0.5 million increase in salaries, benefits and bonus expense associated with additional headcount. Other increases include higher professional fees, other administrative costs, and recruiting and relocation costs, totaling $0.5 million. General and administrative expenses remained constant as a percentage of revenue in the first quarter of 2007 compared to the first quarter of 2006.
Stock-based compensation
Beginning on January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective transition method. The adoption of SFAS No. 123(R) had a significant impact on our results of operations. SFAS No. 123(R) requires us to recognize compensation expense related to stock-based awards to employees.
Our consolidated statements of operations for the three months ended March 31, 2007 and 2006 includes $1.7 million and $2.0 million of stock-based compensation expense, respectively, illustrated below:

	Three months ended March 31,
(in thousands)	2007	2006	Change	% Change

Included in cost of revenue:
Cost of services	$157	$140	$17	12%
Cost of maintenance	47	29	18	62
Cost of subscriptions	10	4	6	150

Total included in cost of revenue	214	173	41	24
Included in operating expenses:
Sales and marketing	260	220	40	18
Research and development	269	191	78	41
General and administrative	969	1,390	(421)	(30)

Total included in operating expenses	1,498	1,801	(303)	(17)

Total	$1,712	$1,974	$(262)	(13)%

The decrease in total stock-based compensation in the first quarter of 2007 compared to the first quarter of 2006 is the result of using the accelerated method for recognizing stock-based compensation expense associated with stock options. This method results in the recognition of more expense in the earlier periods of vesting when compared with the straight-line method of amortization, which results in equal amounts of expense in all vesting periods. The decrease in stock option expense is offset by an increase in compensation expense from restricted stock awards due to an increase in number of awards granted and the higher fair value of those awards. Additionally, grants of stock appreciation rights, which began in the fourth quarter of 2006, contributed to an increase in stock-based compensation expense.
Amortization
Amortization expense was $0.6 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase is directly attributable to the Target Companies which resulted in the recognition of approximately $22.3 million in identifiable intangible assets with lives ranging from 3 to 15 years.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
Amortization expense is allocated according to the nature of the respective identifiable intangible asset and, to the extent associated directly with revenue, we allocate amortization expense to the respective cost of revenue.
Amortization expense included in our consolidated statements of operations, is illustrated below:

	Three months ended March 31,
(in thousands)	2007	2006	Change	% Change

Included in cost of revenue:
Cost of license fees	$24	$—	$24	100%
Cost of services	221	—	221	100
Cost of maintenance	78	—	78	100
Cost of subscriptions	189	—	189	100
Cost of other revenue	16	—	16	100

Total included in cost of revenue	528	—	528	100
Included in operating expenses:	84	129	(45)	(35)

Total	$612	$129	$483	374%

Interest expense
Interest expense was $0.4 million in the first quarter of 2007 compared with less than $0.1 million in the first quarter of 2006. The increase in interest expense is directly related to our borrowing under our credit facility in connection with the acquisition of the Target Companies.
Income tax provision
We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. The 2007 estimated annual effective tax rate of 39.2%, which excludes period-specific items, was applied as the effective rate for the quarter ended March 31, 2007. Our actual effective tax rates for the three-month periods ended March 31, 2007 and 2006 was 37.5% and 39.2%, respectively.
Our deferred tax assets and liabilities are recorded at an amount based upon a U.S. federal income tax rate of 35.0%. This U.S. federal income tax rate is based on our expectation that our deductible and taxable temporary differences will reverse over a period of years during which we will have annual taxable income exceeding $10.0 million per year. If our results of operations fall below that threshold in the future, we will adjust our deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. federal income tax rate, consistent with the corresponding expectation of lower taxable income. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.3 million reduction to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007, the date of adoption, was $0.6 million, of which $0.4 million would impact our effective rate if recognized. As of the date of adoption, the total amount of accrued interest and penalties was $0.3 million. No significant change in the gross amount of unrecognized tax benefits is expected within the next 12 months. In the three months ended March 31, 2007, changes in accrued interest, penalties and unrecognized tax benefits as a result of tax positions taken in current and prior years were insignificant.
Liquidity and capital resources
At March 31, 2007, cash and cash equivalents totaled $16.0 million, compared to $67.8 million at December 31, 2006. The $51.8 million decrease in cash and cash equivalents during the first three months of 2007 is the result of generating $7.5 million of cash from operations, receiving $30.0 million in proceeds from the use of our credit facility which we used to purchase the Target Companies and $0.9 million from the proceeds and excess tax benefits of stock option exercises, offset by $58.2 million, net of cash acquired, used to purchase the Target Companies, $1.0 million paid to former owners of Campagne Associates, Ltd. under an earnout agreement, $14.1 million used to purchase our stock, $10.0 million used to repay borrowings made in connection with the acquisition of the Target Companies, $3.8 million in dividends paid to

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
stockholders, $1.9 million to repay debt acquired in connection with the Target Companies and $1.1 million used to purchase fixed assets.
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
We have drawn on our existing credit facility from time to time to help us meet substantial other short-term financial needs. The credit facility expires September 30, 2007.
Operating cash flow
Net cash provided by operating activities increased $4.2 million to $7.5 million in the three-month period ended March 31, 2007 compared to $3.3 million as reported for the three months ended March 31, 2006. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation and amortization; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; (iii) adjustments to our provision for sales returns and allowances; and (iv) changes in our working capital, which are primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing a decrease in working capital of $1.3 million and $1.2 million in the three-month periods ended March 31, 2007 and 2006, respectively), together with changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets (collectively representing a decrease in working capital of $2.7 million and $5.4 million in the three-month periods ended March 31, 2007 and 2006, respectively) due to timing of payments.
Investing cash flow
Net cash used in the three-month period ended March 31, 2007 for investing activities was $60.3 million compared to $6.3 million of net cash used in investing activities during the three-month period ended March 31, 2006. The increase is principally due to the acquisition of the Target Companies on January 16, 2007.
Financing cash flow
Net cash provided by financing activities for the three-month period ended March 31, 2007 was $1.0 million, comprised of $30.0 million provided by the issuance of debt in connection with the acquisition of the Target Companies and $0.9 million from the proceeds and excess tax benefits of stock option exercises, offset by $14.1 million used for repurchases of our stock, $10.0 million used to repay debt incurred in connection with the acquisition of the Target Companies, dividend payments of $3.8 million to stockholders and $1.9 million used to repay debt acquired in connection with the Target Companies. Comparatively, net cash used in financing activities for the three-month period ended March 31, 2006 was $3.1 million, comprised of $6.3 million for purchases of our stock and dividend payments of $3.0 million to stockholders, offset by proceeds from stock option exercises of $3.3 million and $2.9 million of excess tax benefits from stock option exercises.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
Commitments and contingencies
As of March 31, 2007, we had $20.0 million of outstanding debt and future minimum lease commitments of $25.7 million as follows (amounts in thousands):

	Payments Due by Period
					More than 5
	Total	Less than 1 year	1-3 years	3-5 years	years

Operating leases	$24,099	$5,611	$14,179	$4,309	$—
Capital leases	1,640	488	970	182	—
Short-term debt and interest expense	20,682	20,682	—	—

Total	$46,421	$26,781	$15,149	$4,491	$—
Our commitments related to operating leases have not been reduced by the future minimum lease commitments under various sublease agreements extended through 2008.
We have $20.0 million of outstanding debt under our credit facility as of March 31, 2007. Interest is payable monthly. Our commitment for interest related to this short-term debt, totaling $682,000, assumes that $20.0 million will be outstanding until the credit facility expires on September 30, 2007. The actual interest expense recognized in our statement of operations will depend on the amount of debt and length of time the debt is outstanding, which might be different from our assumptions used in the table above.
In connection with the acquisition of the Target Companies on January 16, 2007, discussed in Note 4 of the consolidated financial statements as of and for the three months ended March 31, 2007, we could pay up to $2.4 million of contingent consideration based on the performance of the Target Companies during the 2007 fiscal year. The payments, if any, will be made in March 2008.
In connection with the January 2006 purchase of Campagne Associates, Ltd., we could pay up to $2.5 million of contingent consideration as part of the acquisition. Of the $2.5 million of contingent consideration, $1.0 million was paid in March 2007. The remaining contingent consideration, if any, will be payable in 2008 based on performance during the second year following the acquisition.
As of March 31, 2007, we have accrued $0.6 million of state taxes and $0.3 million of interest and penalties related to uncertain tax positions taken in current and prior years. Please refer to Note 10 in our condensed notes to the consolidated financial statements for further information.
We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from two to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitment under these arrangements at March 31, 2007 is approximately $0.9 million through 2009. We incurred expense under these arrangements of $0.2 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively.
Our Board of Directors approved an increase in our annual dividend from $0.28 to $0.34 per share in 2007 and declared a second quarter dividend of $0.085 per share payable on June 15, 2007 to stockholders of record on May 28, 2007. Dividends at this rate would total approximately $15.1 million in the aggregate on the common stock in 2007 (assuming 44,461,627 shares of common stock are outstanding). Our ability to pay dividends may be restricted by, among other things, the terms of our credit facility.
Foreign currency exchange rates
Approximately 16% of our total net revenue for the three-month period ended March 31, 2007 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.2 million at March 31, 2007 and December 31, 2006.
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
Statements contained in this Form 10-Q, which are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include management of integration of the Target Companies and other risks associated with acquisitions; risk associated with successful implementation of multiple integrated software products; lengthy sales and implementation cycles, particularly in larger organizations; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; the ability to attract and retain key personnel; risks related to our dividend policy and share repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by the credit facility; risks associated with management of growth; technological changes that make our products and services less competitive; and the other risk factors set forth from time to time in our SEC filings.
New accounting pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). We are still assessing the impact of the adoption of SFAS No. 159 on our consolidated financial position, results of operations or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Due to the nature of our short-term investments, our lack of material long-term debt and our ability to use currently available sources of funds and anticipated cash flows from operations to finance our operations and anticipated capital expenditures, we have concluded that we currently face no material interest risk exposure. Therefore, no quantitative

Blackbaud, Inc.
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
tabular disclosures are required. For further discussion, see the “Foreign currency exchange rates” section beginning on page 30.
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
In coming to the conclusion our disclosure controls and procedures and our internal control over financial reporting were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, we considered, among other things, the estimated impact of the restatement to the financial statements discussed below and the effectiveness of the internal controls in this area as of the fiscal years ended 2006, 2005 and 2004. We have concluded that the accounting misapplication discussed below did not constitute a material weakness in disclosure controls and procedures, or internal controls and procedures over financial reporting, as of March 31, 2007.
During the preparation of this Quarterly Report on Form 10-Q, we determined that SEC Staff Accounting Bulletin 108 (“SAB 108”) was misapplied in connection with reporting our consolidated financial position and results of operations as of and for the period ended December 31, 2006. We have historically recognized maintenance and subscription revenue using a monthly convention rather than on an actual days basis. The effect on the statements of operations of the difference between these two methods has been evaluated in the past and it was concluded that the impact was immaterial. However under SAB 108, we should have recorded a one-time adjustment to our retained earnings to correct for the cumulative impact of using the actual days method.
As the misapplication was determined prior to filing this report on Form 10-Q for the quarter ended March 31, 2007, no restatement was required for that period. We will restate our consolidated financial statements for the three-year period ended December 31, 2006. We will amend our 2006 Form 10-K as soon as practicable.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Blackbaud, Inc.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information about shares of common stock repurchased during the three months ended March 31, 2007 under our stock repurchase program announced on July 26, 2005 appears in the table below.

			Total number	Approximate
			of shares	dollar value
			purchased as	of shares that
	Total		part of	may yet be
	number of	Average	publicly	purchased
	shares	price	announced	under the
	purchased	paid per	plans or	plan or
Period	(1)	share	programs	programs (2)

Beginning balance, January 1, 2007				$20,238,160
January 1, 2007 through January 31, 2007	158,099	$22.46	156,909	$16,713,480
February 1, 2007 through February 28, 2007	4,998	$22.99	4,998	$16,598,574
March 1, 2007 through March 31, 2007	458,971	$22.70	458,971	$6,180,795
Total	622,068	$22.64	620,878	$6,180,795

(1)	Includes 1,190 shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock during the period.

(2)	On July 26, 2005, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $35.0 million of our outstanding shares of common stock. The shares may be purchased in conjunction with a public offering of our common stock, from time to time on the open market or in privately negotiated transactions depending upon market condition and other factors, all in accordance with the requirements of applicable law. There is no set termination date for this repurchase program.
Item 6. Exhibits
     Exhibits:
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Blackbaud, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.
Date: May 15, 2007	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer