Form 10-K/A
period 2006-12-31
BLACKBAUD INC
filed 2007-05-25
CIK 1280058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

BLACKBAUD, INC.
ANNUAL REPORT ON FORM 10-K/A

i

EXPLANATORY NOTE
Why we are filing this Amendment to our Form 10-K
We are filing this amendment to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006 (“2006 Form 10-K”) to restate our consolidated financial statements and related disclosures resulting from our misapplication of SEC Staff Accounting Bulletin 108 (“SAB 108”). During preparation of our Form 10-Q for the quarter ended March 31, 2007, we determined that SAB 108 was misapplied in connection with reporting our consolidated financial position and results of operations as of and for the period ended December 31, 2006. We are restating our consolidated financial statements for December 31, 2006, 2005 and 2004.
We have historically recognized maintenance and subscription revenue using a monthly convention rather than on an actual-days basis. The effect on the statements of operations of the difference between these two methods has been evaluated in the past and it was concluded that the impact was immaterial. However under SAB 108, we should have recorded a one-time adjustment to our retained earnings to correct for the cumulative impact of using the actual-days method.
This amendment includes our restated consolidated balance sheets as of December 31, 2006 and 2005 and our restated statements of operations, stockholders’ equity and cash flows for the fiscal years ended December 31, 2006, 2005, and 2004 and selected consolidated financial data for the years 2004, 2003 and 2002 presented in Item 6.
The restatement adjustments had the cumulative effect of reducing our retained earnings balance by $1.2 million, increasing our deferred revenue by $2.0 million and increasing our deferred tax asset by $0.8 million, all as of January 1, 2004. In addition, previously reported net income of $30.5 million, $33.3 million and $12.6 million for the years ended December 31, 2006, 2005 and 2004 has been reduced by $0.4 million, $0.2 million and $0.1 million, respectively.
Amended Items of Form 10-K
We are amending the following items of our 2006 Form 10-K:

Part II Item 6	Selected Financial Data

Part II Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II Item 8	Financial Statements and Supplementary Data

Part II Item 9A	Controls and Procedures

Part IV Item 15	Exhibits and Financial Statement Schedules
All information not affected by the restatement is unchanged
We have not changed any information included in our 2006 Form 10-K that is not affected by the restatement. Accordingly, the information included in our 2006 Form 10-K and included in this amendment that is not affected by the restatement describes conditions as they existed and were presented in the 2006 Form 10-K at the time we filed that report with the Securities and Exchange Commission on February 28, 2007. We have not taken into account any other events occurring after the original filing of our 2006 Form 10-K that might have affected those disclosures, nor have we modified or updated those disclosures.

ii

Item 6.	Selected consolidated financial data
The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s discussion and analysis of financial condition and results of operations” included elsewhere in this Form 10-K/ A. The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” of this Form 10-K/ A and in Note 2 “Restatement of financial statements” in the Notes to the consolidated financial statements. The statements of operations data for each of the years ended December 31, 2003 and 2002 and the balance sheet data at December 31, 2004, 2003 and 2002 are derived from unaudited financial statements not included in this Form 10-K/ A.

	Year Ended December 31, (as restated)

				2003	2002
(In thousands, except per share data)	2006	2005	2004	(unaudited)	(unaudited)

Consolidated statements of operations data:
Revenue
License fees	$32,500	$29,978	$25,387	$21,339	$20,572
Services	61,242	52,606	42,793	34,263	26,739
Maintenance	80,893	71,163	63,081	56,767	52,702
Subcriptions	10,605	6,965	3,686	1,867	—
Other revenue	6,140	5,237	4,316	4,352	5,130

Total revenue	191,380	165,949	139,263	118,588	105,143

Cost of revenue
Cost of license fees	2,260	4,380	3,545	2,819	2,547
Cost of services(1)	33,717	28,409	22,807	21,006	14,234
Cost of maintenance(1)	13,225	10,926	10,474	11,471	10,588
Cost of subscriptions(1)	2,360	1,472	388	366	—
Cost of other revenue	5,709	4,943	3,986	3,712	3,611

Total cost of revenue	57,271	50,130	41,200	39,374	30,980

Gross profit	134,109	115,819	98,063	79,214	74,163
Sales and marketing(1)	41,405	33,491	26,663	23,700	19,173
Research and development(1)	23,118	21,138	17,418	17,857	14,385
General and administrative(1)	21,757	15,795	32,512	31,282	10,631
Amortization	699	18	32	848	1,045
Cost of initial public offering	—	—	2,455	—	—

Total operating expenses	86,979	70,442	79,080	73,687	45,234

Income from operations	47,130	45,377	18,983	5,527	28,929
Interest income	1,584	964	331	97	138
Interest expense	(48)	(49)	(272)	(2,559)	(4,410)
Other (expense) income, net	(238)	6	356	235	63

Income before provision for income taxes	48,428	46,298	19,398	3,300	24,720

Income tax provision	18,275	13,211	6,848	3,882	9,130

Net income (loss)	$30,153	$33,087	$12,550	$(582)	$15,590

Earnings (loss) per share
Basic	$0.70	$0.78	$0.30	$(0.01)	$0.37
Diluted	$0.68	$0.72	$0.27	$(0.01)	$0.37
Common shares and equivalents outstanding
Basic weighted average shares	43,320	42,559	42,496	42,396	42,360
Diluted weighted average shares	44,668	46,210	46,541	42,396	42,360
Dividends per share	$0.28	$0.20	—	—	—

(1)	Includes stock-based compensation as set forth in tabular summary of stock-based compensation (benefit) for all periods presented. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective method.

	Year Ended December 31, (as restated)

				2003	2002
(In thousands, except per share data)	2006	2005	2004	(unaudited)	(unaudited)

Summary of stock-based compensation (benefit):
Cost of services	$531	$269	$(540)	$3,342	$—
Cost of maintenance	117	33	(91)	505	—
Cost of subscriptions	19	—	—	—	—

Total included in cost of revenue	667	302	(631)	3,847	—

Sales and marketing	813	217	(112)	1,817	—
Research and development	746	139	(457)	2,341	—
General and administrative	5,174	(343)	19,579	19,533	—

Total included in operating expenses	6,733	13	19,010	23,691	—

Total stock-based compensation	$7,400	$315	$18,379	$27,538	$—

	December 31, (as restated)

			2004	2003	2002
(In thousands, except per share data)	2006	2005	(unaudited)	(unaudited)	(unaudited)

Consolidated balance sheet data:
Cash and cash equivalents	$67,783	$22,683	$42,144	$6,708	$18,703
Deferred tax asset, including current portion	67,620	80,052	88,896	89,514	91,627
Working capital	14,125	(16,866)	(7,542)	(31,540)	(20,107)
Total assets	195,009	148,463	161,640	122,494	133,591
Deferred revenue	76,952	63,222	54,440	45,636	40,841
Total liabilities	99,651	83,711	73,156	63,850	101,194
Common stock	49	48	43	41,613	10,740
Additional paid-in capital	88,409	73,583	55,292
Total stockholders’ equity	$95,358	$64,752	$88,484	$58,644	$32,397

Item 7.	Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this amended Annual Report on Form 10-K/A. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under Item 1A, “Risk factors,” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.
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
Critical accounting policies and estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period and related disclosures of contingent assets and liabilities. The most significant estimates and assumptions relate to our revenue recognition, allowance for sales returns and doubtful accounts, impairment of long-lived and intangible assets, stock-based compensation and provision for income taxes and realization of deferred tax assets.
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
The adoption of SFAS No. 123(R) had a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. See Note 12 of our consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods under the provisions of SFAS No. 123. No new stock options were issued in the year ended December 31, 2006. The fair value of options issued in prior periods was determined using the Black-Scholes option-pricing model.
The fair value of our restricted stock awards was determined by using the closing price of the Company’s shares, as traded on the Nasdaq Global Select Market on the date of the grant.
The fair value of our stock appreciation rights (“SARs”), which were granted for the first time in 2006, was determined using the Black-Scholes option-pricing model. See Note 12 of our consolidated financial statements for further information regarding SARs.

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
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated.
Consolidated statements of operations, percent of revenue

	Year ended December 31,

	2006	2005	2004

Revenue
License fees	17.0%	18.1%	18.2%
Services	32.0	31.7	30.7
Maintenance	42.3	42.9	45.3
Subscriptions	5.5	4.2	2.7
Other revenue	3.2	3.1	3.1

Total revenue	100.0%	100.0%	100.0%

Cost of revenue
Cost of license fees	1.2	2.6	2.5
Cost of services	17.6	17.1	16.4
Cost of maintenance	6.9	6.6	7.5
Cost of subscriptions	1.2	0.9	0.3
Cost of other	3.0	3.0	2.9

Total cost of revenue	29.9	30.2	29.6

Gross profit	70.1	69.8	70.4
Operating expenses
Sales and marketing	21.6	20.2	19.2
Research and development	12.1	12.8	12.5
General and administrative	11.4	9.5	23.3
Amortization	0.4	0.0	0.0
Cost of initial public offering	0.0	0.0	1.8

Total operating expenses	45.5	42.5	56.8

Income from operations	24.6	27.3	13.6
Interest income	0.8	0.6	0.2
Interest expense	0.0	0.0	(0.2)
Other (expense) income, net	(0.1)	0.0	0.3

Income before provision for income taxes	25.3	27.9	13.9
Income tax provision	9.5	8.0	4.9

Net income	15.8%	19.9%	9.0%

Comparison of years ended December 31, 2006, 2005 and 2004
Revenue

				2006 versus 2005		2005 versus 2004

(in millions)	2006	2005	2004	Change	% Change	Change	% Change

Revenue
License fees	$32.5	$30.0	$25.4	$2.5	8%	$4.6	18%
Services	61.2	52.6	42.8	8.6	16%	9.8	23%
Maintenance	80.9	71.2	63.1	9.7	14%	8.1	13%
Subscriptions	10.6	6.9	3.7	3.7	54%	3.2	86%
Other revenue	6.2	5.2	4.3	1.0	19%	0.9	21%

Total revenue	$191.4	$165.9	$139.3	$25.5	15%	$26.6	19%

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
License fees
Revenue from license fees is derived from the sale of our software products, typically under a perpetual license agreement. License fee revenue growth in 2006, which is primarily volume driven, is attributable to a $2.7 million increase in product sales to new customers, including those obtained in the acquisition of Campagne Associates, Ltd., offset by a $0.2 million decrease in sales to existing clients. The decrease in sales to existing clients is the result of discontinuing our reseller sales channel which principally impacted sales of our financial products. License fee growth in 2005 is comprised of $2.5 million in sales to new clients and $2.1 million in sales to existing clients. Included in this growth is $1.0 million of incremental revenue resulting from sales of our Patron Edge ticketing product that more than doubled compared to the prior year.
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
Maintenance
Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products and online, telephone and email support. The maintenance revenue increase during 2006 is comprised primarily of $8.2 million of new maintenance contracts associated with new license agreements, including new products, $2.8 million from maintenance contract inflationary rate adjustments, and $1.5 million from maintenance agreements associated with customers acquired as part of the purchase of Campagne Associates, Ltd., offset by $2.8 million in reductions and maintenance contracts that were not renewed. The maintenance revenue increase during 2005 is principally the result of $10.1 million of new maintenance contracts associated with new license agreements, and $1.9 million from inflationary rate adjustments, offset by $4.0 million in reductions and non-renewals of maintenance contracts.
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
To provide more insight into our services business, we discuss costs of services at the business component level. For additional presentation of these and other segments, see Note 15 to the consolidated financial statements.
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
Cost of subscriptions

				2006 versus 2005		2005 versus 2004

(in millions)	2006	2005	2004	Change	% Change	Change	% Change

Cost of subscriptions	$2.4	$1.5	$0.4	$0.9	60%	$1.1	275%
Percentage of related revenue	22%	22%	11%

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
Income tax provision
We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. We had an effective tax rate of 37.7%, 28.5% and 35.3% in 2006, 2005 and 2004, respectively. In 2005, the lower effective tax rate was attributable to recognizing the benefit of certain state income tax credits.
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
In January 2007, we borrowed $30.0 million under the credit facility in connection with the acquisition of the Target Companies. See Note 17 of these consolidated financial statements for additional information related to the Target Companies. In February 2007, we repaid $10.0 million of the outstanding balance. When the facility expires on September 30, 2007, amounts outstanding under the credit facility, if any, will be included in the negotiations of any new credit facility.
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

Selected cash flow information
The following table is derived from our consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004.

	Years ended December 31,

(in millions)	2006	2005	2004

Operating activities
Net income	$30.2	$33.1	$12.6
Adjustments to net income(1)	32.8	18.7	30.9

Net cash provided by operating activities	63.0	51.8	43.5
Investing activities
Purchases of property and equipment	(4.7)	(4.2)	(3.0)
Purchase of net assets of acquired companies	(6.1)	(1.0)	(0.2)

Net cash used in investing activities	(10.8)	(5.2)	(3.2)
Financing activities
Payments on capital lease obligations	—	—	(5.1)
Proceeds from exercise of stock options	7.9	3.6	0.7
Excess tax benefit on exercise of stock options(1)	6.0	—	—
Purchase of treasury stock	(8.7)	(60.9)	—
Dividend payments to stockholders	(12.3)	(8.5)	—
Payment of deferred financing fees	—	—	(0.2)

Net cash used in financing activities	(7.1)	(65.8)	(4.6)
Effect of exchange rate on cash and cash equivalents	—	(0.3)	(0.3)
Net increase (decrease) in cash and cash equivalents	45.1	(19.5)	35.4

Cash and cash equivalents, end of year	$67.8	$22.7	$42.1

(1)	In 2005 and 2004, prior to the adoption of SFAS 123(R) on January 1, 2006, excess tax benefits on exercise of stock options were included as adjustments to net income to reconcile net income to cash provided by operating activities.
Operating cash flow
Our cash flows from operations were derived primarily from (i) our earnings from on-going operations prior to non-cash expenses such as stock-based compensation, depreciation and amortization, and adjustments to our provision for sales returns and allowances, (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income taxes, (iii) changes in our working capital, which are primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing cash inflows of $6.5 million, $1.9 million and $3.3 million in 2006, 2005 and 2004, respectively), and (iv) changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets (collectively representing cash inflows of $1.5 million, cash outflows of $4.8 million and cash inflows of $6.3 million in 2006, 2005 and 2004, respectively) due to timing of payments.
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
In connection with the January 2006 purchase of Campagne Associates, Ltd. discussed in Note 3 of the consolidated financial statements, we have committed to payments of up to $2.5 million of contingent consideration as part of the acquisition. Of the $2.5 million of contingent consideration, a total of $0.5 million was included in the $6.1 million purchase price and was recorded as restricted cash. This amount, which was deposited in an interest-bearing account, was shown as restricted cash on the consolidated balance sheet at December 31, 2006, and was paid in February 2007. A portion of the $2.0 million of contingent consideration will be paid in 2007 for performance during the first year following the acquisition. The remaining contingent consideration may be payable in 2008 based on performance during the second year following the acquisition.
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
In connection with the acquisition of the Target Companies on January 16, 2007, discussed in Note 17 of the consolidated financial statements, we have committed to payments of up to $2.4 million of contingent consideration that are based on the performance of the Target Companies during the 2007 fiscal year. The payments, if any, will be made in March 2008.

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
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. We were required to adopt SAB 108 in our current fiscal year. Except as described in Note 2, the adoption of SAB 108 did not have a significant impact on our consolidated financial position, results of operations and cash flows.

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
In coming to the conclusion our disclosure controls and procedures and our internal control over financial reporting were effective as of the end of the period covered by this Annual Report, we considered, among other things, the estimated impact of the restatement to the financial statements for the fiscal years ended 2006, 2005 and 2004. We have concluded that the accounting misapplication discussed below and more fully described in the “Explanatory Note” to this Form 10-K/A and in Note 2 “Restatement of financial statements” in the Notes to the consolidated financial statements, did not constitute a material weakness in disclosure controls and procedures, or internal controls and procedures over financial reporting, as of December 31, 2006.
During the preparation of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, we determined that SEC Staff Accounting Bulletin 108 (“SAB 108”) was misapplied in connection with reporting our consolidated financial position and results of operations as of and for the period ended December 31, 2006. We have historically recognized maintenance and subscription revenue using a monthly convention rather than on an actual-days basis. The effect on the statements of operations of the difference between these two methods has been evaluated in the past and it was concluded that the impact was immaterial. However under SAB 108, we should have recorded a one-time adjustment to our retained earnings to correct for the cumulative impact of using the actual-days method.
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
(b) Exhibits

		Filed In

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

2.1	Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1	04/06/04	2.1
2.2	Stock Purchase Agreement among Target Software, Inc., Target Analysis Group, Inc., all of the Stockholders of Target Software Inc. and Target Analysis Group, Inc. and Blackbaud, Inc.	8-K	01/18/07	2.2
3.1	Certificate of Incorporation of Blackbaud, Inc.	S-1	04/06/04	3.1
3.2	By-laws of Blackbaud, Inc.	S-1	04/06/04	3.2
10.4	Lease Agreement dated October 13, 1999 between Blackbaud, Inc., and Duck Pond Creek, LLC	S-1	02/20/04	10.4
10.5	Trademark License and Promotional Agreement dated as of October 13, 1999 between Blackbaud, Inc. and Charleston Battery, Inc.	S-1	02/20/04	10.5
10.6	Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1	04/06/04	10.6
10.8	Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1	04/06/04	10.8
10.20	Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	06/20/06	10.20
10.21	Commitment Letter for Arrangement of Senior Credit Facility dated June 1, 2004 from Wachovia Bank, N.A.	S-1	06/16/04	10.21
10.22	Credit Agreement dated September 30, 2004 by and among Blackbaud, Inc., as borrower, the lenders referred to therein and Wachovia Bank, National Association	8-K	10/05/04	10.22
10.23	Guaranty Agreement dated September 30, 2004 by and among Blackbaud, LLC, as guarantor, in favor of Wachovia Bank, National Association	8-K	10/05/04	10.23

		Filed In

Exhibit		Registrant’s		Exhibit	Filed
Number	Description of Document	Form	Dated	Number	Herewith

10.25	Employment and Noncompetition Agreement between Blackbaud, Inc. and Marc Chardon, effective November 28, 2005	8-K	11/07/05	10.25
10.26	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	02/28/07	10.26
10.27	Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	02/28/07	10.27
21.1	Subsidiaries of Blackbaud, Inc	10-K	02/28/07	21.1
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Signed: May 25, 2007	/s/ Marc E. Chardon Marc E. Chardon President and Chief Executive Officer

BLACKBAUD, INC.
Index to consolidated financial statements

Page

Report of independent registered public accounting firm	F-2
Consolidated balance sheets as of December 31, 2006 and 2005 (restated)	F-4
Consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 (restated)	F-5
Consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004 (restated)	F-6
Consolidated statements of stockholders’ equity and comprehensive income for the years ended December 31, 2006, 2005 and 2004 (restated)	F-7
Notes to consolidated financial statements	F-8
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2006, 2005 and 2004 financial statements.
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
/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 28, 2007, except for Note 2,
which is as of May 21, 2007

Blackbaud, Inc.
Consolidated balance sheets

	December 31,

	2006	2005
	as restated	as restated
(in thousands, except share amounts)	(see Note 2)	(see Note 2)

Assets
Current assets:
Cash and cash equivalents	$67,783	$22,683
Cash, restricted	518	—
Accounts receivable, net of allowance of $1,268 and $1,100 at December 31, 2006 and 2005, respectively	29,505	25,577
Prepaid expenses and other current assets	8,507	8,741
Deferred tax asset, current portion	5,318	8,565

Total current assets	111,631	65,566
Property and equipment, net	10,524	8,700
Deferred tax asset	62,302	71,487
Goodwill	2,518	2,208
Intangible assets, net	7,986	396
Other assets	48	106

Total assets	$195,009	$148,463

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,863	$4,683
Accrued expenses and other current liabilities	16,047	15,806
Deferred acquisition costs, current portion	518	—
Deferred revenue	75,078	61,943

Total current liabilities	97,506	82,432
Deferred acquisition costs, long-term portion	271	—
Long-term deferred revenue	1,874	1,279

Total liabilities	99,651	83,711

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value; 180,000,000 shares authorized, 49,205,522 and 47,529,836 shares issued at December 31, 2006 and 2005, respectively	49	48
Additional paid-in capital	88,409	73,583
Deferred compensation	—	(6,497)
Treasury stock, at cost; 4,743,895 and 4,267,313 shares at December 31, 2006 and 2005, respectively	(69,630)	(60,902)
Accumulated other comprehensive income	232	92
Retained earnings	76,298	58,428

Total stockholders’ equity	95,358	64,752

Total liabilities and stockholders’ equity	$195,009	$148,463

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of operations

	Years ended December 31,

	2006	2005	2004
	as restated	as restated	as restated
(in thousands, except share and per share amounts)	(see Note 2)	(see Note 2)	(see Note 2)

Revenue
License fees	$32,500	$29,978	$25,387
Services	61,242	52,606	42,793
Maintenance	80,893	71,163	63,081
Subscriptions	10,605	6,965	3,686
Other revenue	6,140	5,237	4,316

Total revenue	191,380	165,949	139,263

Cost of revenue
Cost of license fees	2,260	4,380	3,545
Cost of services (of which $531, $269 and $(540) in the years ended December 31, 2006, 2005 and 2004, respectively, was stock-based compensation expense (benefit))	33,717	28,409	22,807
Cost of maintenance (of which $117, $33 and $(91) in the years ended December 31, 2006, 2005 and 2004, respectively, was stock-based compensation expense (benefit))	13,225	10,926	10,474
Cost of subscriptions (of which $19, $0 and $0 in the years ended December 31, 2006, 2005 and 2004, respectively, was stock-based compensation expense)	2,360	1,472	388
Cost of other revenue	5,709	4,943	3,986

Total cost of revenue	57,271	50,130	41,200

Gross profit	134,109	115,819	98,063

Operating expenses
Sales and marketing (of which $813, $217 and $(112) in the years ended December 31, 2006, 2005 and 2004, respectively, was stock-based compensation expense (benefit))	41,405	33,491	26,663
Research and development (of which $746, $139 and $(457) in the years ended December 31, 2006, 2005 and 2004, respectively, was stock-based compensation expense (benefit))	23,118	21,138	17,418
General and administrative (of which $5,174, $(343) and $19,579 in the years ended December 31, 2006, 2005 and 2004, respectively, was stock-based compensation expense (benefit))	21,757	15,795	32,512
Amortization	699	18	32
Costs of initial public offering	—	—	2,455

Total operating expenses	86,979	70,442	79,080

Income from operations	47,130	45,377	18,983
Interest income	1,584	964	331
Interest expense	(48)	(49)	(272)
Other (expense) income, net	(238)	6	356

Income before provision for income taxes	48,428	46,298	19,398
Income tax provision	18,275	13,211	6,848

Net income	$30,153	$33,087	$12,550

Earnings per share
Basic	$0.70	$0.78	$0.30
Diluted	$0.68	$0.72	$0.27
Common shares and equivalents outstanding
Basic weighted average shares	43,320,096	42,559,342	42,496,280
Diluted weighted average shares	44,668,476	46,210,099	46,540,790
Dividends per share	$0.28	$0.20	$0.00
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows

	Years ended December 31,

(in thousands)	2006	2005	2004
	as restated	as restated	as restated
	(see Note 2)	(see Note 2)	(see Note 2)

Cash flows from operating activities
Net income	$30,153	$33,087	$12,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,709	2,684	2,521
Provision for doubtful accounts and sales returns	1,673	822	1,328
Stock-based compensation expense	7,400	624	16,600
Amortization of deferred financing fees	48	48	184
Deferred taxes	11,941	8,881	618
Excess tax benefit on exercise of stock options	—	8,611	179
Changes in assets and liabilities, net of acquisition
Accounts receivable	(5,235)	(6,830)	(5,089)
Prepaid expenses and other assets	266	(6,773)	785
Trade accounts payable	1,147	2,045	54
Accrued expenses and other current liabilities	94	(57)	5,462
Deferred revenue	11,759	8,704	8,357

Net cash provided by operating activities	62,955	51,846	43,549

Cash flows from investing activities
Purchase of property and equipment	(4,654)	(4,160)	(3,039)
Purchase of net assets of acquired companies	(6,146)	(1,013)	(166)

Net cash used in investing activities	(10,800)	(5,173)	(3,205)

Cash flows from financing activities
Repayments on long-term debt and capital lease obligations	—	(44)	(5,142)
Proceeds from exercise of stock options	7,883	3,627	674
Excess tax benefit on exercise of stock options	6,041	—	—
Purchase of treasury stock	(8,728)	(60,902)	—
Dividend payments to stockholders	(12,283)	(8,517)	—
Payment of deferred financing fees	—	—	(162)

Net cash used in financing activities	(7,087)	(65,836)	(4,630)

Effect of exchange rate on cash and cash equivalents	32	(298)	(278)

Net increase (decrease) in cash and cash equivalents	45,100	(19,461)	35,436
Cash and cash equivalents, beginning of year	22,683	42,144	6,708

Cash and cash equivalents, end of year	$67,783	$22,683	$42,144

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$1	$45
Taxes	674	3,885	4,009
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity and comprehensive income

							Accumulated
		Common stock		Additional			other		Total
(in thousands, except	Comprehensive			paid-in	Deferred	Treasury	comprehensive	Retained	stockholders’
share amounts)	income	Shares	Amount	capital	compensation	stock	income	earnings	equity

Balance at December 31, 2003 as previously reported	—	42,408,872	$41,613	$ —	$ (4,795)	$ —	$ 518	$22,522	$59,858
Cumulative effect of correction of an error (see Note 2)	—	—	—	—	—	—	—	(1,214)	(1,214)

Balance at December 31, 2003, as restated (see Note 2)		42,408,872	41,613	—	(4,795)	—	518	21,308	58,644
Net income, as restated (see Note 2)	$12,550	—	—	—	—	—	—	12,550	12,550
Exercise of stock options	—	140,184	480	194	—	—	—	—	674
Tax impact of exercise of nonqualified stock options	—	—	—	179	—	—	—	—	179
Amortization of deferred compensation	—	—	—	—	18,379	—	—	—	18,379
Deferred compensation related to options issued to employees	—	—	82	12,903	(14,764)	—	—	—	(1,779)
Reversal of deferred compensation related to option cancellations	—	—	(82)	(34)	116	—	—	—	—
Reclassification of common stock to additional paid-in capital resulting from establishment of par value	—	—	(42,050)	42,050	—	—	—	—	—
Translation adjustment, net of tax	(163)	—	—	—	—	—	(163)	—	(163)

Comprehensive income, as restated	$12,387

Balance at December 31, 2004, as restated (see Note 2)		42,549,056	43	55,292	(1,064)	—	355	33,858	88,484
Net income, as restated (see Note 2)	$33,087	—	—	—	—	—	—	33,087	33,087
Payment of dividends	—	—	—	—	—	—	—	(8,517)	(8,517)
Purchase of 4,267,313 treasury shares	—	—	—	—	—	(60,902)	—	—	(60,902)
Exercise of stock options	—	4,493,047	5	3,645	—	—	—	—	3,650
Tax impact of exercise of nonqualified stock options	—	—	—	8,589	—	—	—	—	8,589
Restricted stock grants	—	487,733	—	6,621	(6,621)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	315	—	—	—	315
Adjustment of deferred compensation related to options subject to variable accounting	—	—	—	(509)	818	—	—	—	309
Reversal of deferred compensation related to option cancellations	—	—	—	(55)	55	—	—	—	—
Translation adjustment, net of tax	(263)	—	—	—	—	—	(263)	—	(263)

Comprehensive income, as restated	$32,824

Balance at December 31, 2005, as restated (see Note 2)		47,529,836	48	73,583	(6,497)	(60,902)	92	58,428	64,752
Net income, as restated (see Note 2)	$30,153	—	—	—	—	—	—	30,153	30,153
Payment of dividends	—	—	—	—	—	—	—	(12,283)	(12,283)
Purchase of 476,582 treasury shares under stock repurchase program and surrendered upon restricted stock vesting	—	—	—	—	—	(8,728)	—	—	(8,728)
Exercise of stock options	—	1,449,468	1	7,863	—	—	—	—	7,864
Tax impact of exercise of nonqualified stock options	—	—	—	6,060	—	—	—	—	6,060
Reclassification due to adoption of new accounting pronouncement	—	—	—	(6,497)	6,497	—	—	—	—
Cumulative effect adjustment to assume historical forfeitures	—	—	—	(20)	—	—	—	—	(20)
Stock-based compensation	—	—	—	7,420	—	—	—	—	7,420
Restricted stock grants	—	284,295	—	—	—	—	—	—	—
Restricted stock cancellations	—	(58,077)	—	—	—	—	—	—	—
Translation adjustment, net of tax	140	—	—	—	—	—	140	—	140

Comprehensive income, as restated	$30,293

Balance at December 31, 2006, as restated (see Note 2)		49,205,522	$49	$88,409	$ —	$(69,630)	$ 232	$ 76,298	$ 95,358

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
Reclassifications
Certain amounts in the prior year consolidated balance sheets, statements of operations and notes to the consolidated financial statements have been reclassified to conform to the 2006 presentation. Under the current presentation, stock-based compensation expense in the statements of operations is allocated to individual components of operating expenses whereas it was shown as a single component of operating expenses in previous years. See Note 12 of the consolidated financial statements. Additionally, the presentation of segment information has been modified in 2006. See Note 15 of the consolidated financial statements.
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
Restricted cash
Restricted cash represents contingent consideration held in an interest bearing account related to the acquisition of Campagne Associates, Ltd. See Note 3 of these consolidated financial statements for more information on Campagne Associates, Ltd. and this transaction.

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
The adoption of SFAS No. 123(R) had a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. See Note 12 of these consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses. No new stock options were issued in the year ended December 31, 2006. The fair value of the Company’s options issued in prior periods was determined using the Black-Scholes option-pricing model.
In 2005, the Company began issuing restricted stock under the 2004 Stock Plan. The fair value of the Company’s restricted stock awards is determined by using the closing price of the Company’s shares, as traded on the Nasdaq Global Select Market, on the date of grant.
In 2006, the Company began issuing stock appreciation rights (“SARs”) under the 2004 Stock Plan. The SARs will be settled in stock upon exercise. The fair value of the Company’s SARs is determined by using the Black-Scholes option-pricing model. See Note 12 of these consolidated financial statements for additional information on the SARs.

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

	Years ended December 31,

	2005	2004
	as restated	as restated
(in thousands, except per share amounts)	(see Note 2)	(see Note 2)

Net income, as reported	$33,087	$12,550
Total stock-based compensation expense (benefit), net of related tax effects included in the determination of net income as reported	(330)	13,487
Total stock-based compensation expense, net of related tax effects that should have been included in the determination of net income if the fair value method had been applied to all awards	(2,205)	(14,176)

Pro forma net income	$30,552	$11,861

Earnings per share:
Basic, as reported	$0.78	$0.30
Basic, pro forma	$0.72	$0.28
Diluted, as reported	$0.72	$0.27
Diluted, pro forma	$0.67	$0.26

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

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
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

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
Software development costs
Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has substantially coincided; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to product development expense.
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

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,

	2006	2005	2004
	as restated	as restated	as restated
(in thousands, except share and per share amounts)	(see Note 2)	(see Note 2)	(see Note 2)

Numerator:
Net income, as reported	$30,153	$33,087	$12,550
Denominator:
Weighted average common shares	43,320,096	42,559,342	42,496,280
Add effect of dilutive securities:
Employee stock options and restricted stock	1,348,380	3,650,757	4,044,510

Weighted average common shares assuming dilution	44,668,476	46,210,099	46,540,790

Earnings per share:
Basic	$0.70	$0.78	$0.30
Diluted	$0.68	$0.72	$0.27

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
In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108, registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company was required to adopt SAB 108 in its current fiscal year. Except as described in Note 2, the adoption of

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
SAB 108 did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.
2.     Restatement of financial statements
During preparation of the Company’s Form 10-Q as of and for the quarter ended March, 31, 2007, the Company determined that SEC SAB No. 108 (“SAB 108”) was misapplied in connection with reporting its consolidated financial position and results of operations as of and for the period ended December 31, 2006. The Company is restating its financial statements for the years ended December 31, 2006, 2005 and 2004 to reflect the impact of this error correction in accordance with FASB SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3,” in this Form 10-K/ A for the period ended December 31, 2006. There was no impact to total operating, investing or financing cash flows for the years ended December 31, 2006, 2005 and 2004.
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
Accordingly, the Company’s financial statements for the years ended 2006, 2005 and 2004 have been restated. Additionally, the footnotes impacted by these adjustments have been restated as well.

	As Reported		As Restated
	December 31,		December 31,
(in thousands)	2006	Adjustments	2006

Statement of Operations Data
Maintenance revenue	$81,335	$(442)	$80,893
Subscriptions revenue	10,742	(137)	10,605
Total revenue	191,959	(579)	191,380
Gross profit	134,688	(579)	134,109
Income from operations	47,709	(579)	47,130
Income tax provision	18,499	(224)	18,275
Net income	30,508	(355)	30,153
Basic earnings per share	0.70	—	0.70
Diluted earnings per share	0.68	—	0.68
Balance Sheet Data
Deferred tax asset, current portion	$4,129	$1,189	$5,318
Total current assets	110,442	1,189	111,631
Total assets	193,820	1,189	195,009
Deferred revenue	72,015	3,063	75,078
Total current liabilities	94,443	3,063	97,506
Total liabilities	96,588	3,063	99,651
Retained earnings	78,172	(1,874)	76,298
Total liabilities and stockholders’ equity	193,820	1,189	195,009

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

	As Reported		As Restated
	December 31,		December 31,
(in thousands)	2005	Adjustments	2005

Statement of Operations Data
Maintenance revenue	$71,308	$(145)	$71,163
Subscriptions revenue	7,167	(202)	6,965
Total revenue	166,296	(347)	165,949
Gross profit	116,166	(347)	115,819
Income from operations	45,724	(347)	45,377
Income tax provision	13,344	(133)	13,211
Net income	33,301	(214)	33,087
Basic earnings per share	0.78	—	0.78
Diluted earnings per share	0.72	—	0.72
Balance Sheet Data
Deferred tax asset, current portion	$7,600	$965	$8,565
Total current assets	64,601	965	65,566
Total assets	147,498	965	148,463
Deferred revenue	59,459	2,484	61,943
Total current liabilities	79,948	2,484	82,432
Total liabilities	81,227	2,484	83,711
Retained earnings	59,947	(1,519)	58,428
Total liabilities and stockholders’ equity	147,498	965	148,463

	As Reported		As Restated
	December 31,		December 31,
(in thousands)	2004	Adjustments	2004

Statement of Operations Data
Maintenance revenue	$63,231	$(150)	$63,081
Subscriptions revenue	3,710	(24)	3,686
Total revenue	139,437	(174)	139,263
Gross profit	98,237	(174)	98,063
Income from operations	19,157	(174)	18,983
Income tax provision	6,931	(83)	6,848
Net income	12,641	(91)	12,550
Basic earnings per share	0.30	—	0.30
Diluted earnings per share	0.27	—	0.27

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

3.	Business combinations
On January 20, 2006, the Company acquired Campagne Associates, Ltd., the New Hampshire-based provider of GiftMaker Protm fundraising software, for approximately $6,100,000. This acquisition will allow the Company to offer its products to a larger customer base and use the combined experience of the two companies to deliver software solutions to meet customer’s needs. The results of Campagne’s operations have been included in the consolidated financial statements since that date. Included in this amount is $500,000 of purchase price that is contingent upon the seller satisfying certain conditions set forth in the purchase agreement, which has been classified in the consolidated balance sheets as restricted cash. The Company also agreed to pay additional contingent consideration of up to $2,000,000 based upon performance of the acquired business over the next two years. The transaction was accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), which requires that all acquisitions be accounted for under the purchase method. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The net fair values of the identified assets acquired and liabilities assumed exceeded the amount of the cash purchase price by $1,260,000 which, in accordance with SFAS No. 141, was recorded as a deferred acquisition cost. Simultaneously, the Company recognized a deferred tax liability on the acquisition in connection with the difference between depreciable book value and depreciable tax basis, for $489,000, which reduced the deferred acquisition costs by that amount. Of the remaining $771,000 deferred acquisition costs, approximately $500,000 has been classified as a current liability. Identifiable intangible assets consisting of various items, including existing customer relationships, software, non-compete agreements and a trade name, with a value aggregating $8,182,000 were recorded as part of the purchase price allocation. See Note 5 for a summary of intangible assets acquired in this transaction. These intangible assets will be amortized over their estimated useful lives, ranging from three to fifteen years.
4.     Property and equipment
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

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

5.	Goodwill and other intangible assets
The change in goodwill during the two years ended December 31, 2006 consisted of the following:

(in thousands)

Balance at December 31, 2004	$1,673
Payment of contingent consideration	106
Addition related to acquisitions	619
Effect of foreign currency translation	(190)

Balance at December 31, 2005	2,208
Payment of contingent consideration	12
Effect of foreign currency translation	298

Balance at December 31, 2006	$2,518

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

Additions to intangible assets subject to amortization during 2006 related to the acquisition of Campagne Associates, Ltd. described in Note 3 of these consolidated financial statements. The table below

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
summarizes the intangible assets acquired and the weighted average amortization period by intangible asset class during the year ended December 31, 2006.

	Intangible assets	Weighted average
	acquired	amortization period
	(in thousands)	(in years)

Customer relationships	$7,368	15
Tradename	24	3
Software	490	3
Non-compete agreement	300	5

Total	$8,182	13.9

The amortization expense for intangible assets for the years ended December 31, 2006, 2005 and 2004 was $699,000, $18,000 and $32,000, respectively. The estimated aggregate amortization expense for intangible assets, excluding the impact, if any, of amortization expense associated with intangible assets in connection with the acquisition of the Target Companies, is $760,000 in each of the next five years. See Note 17 of these consolidated financial statements for additional information regarding the Target Companies.

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

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

7.	Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2006 and 2005:

	December 31,

(in thousands)	2006	2005

Accrued bonuses	$4,599	$4,801
Accrued commissions and salaries	1,954	1,578
Customer credit balances	1,060	824
Taxes payable	4,703	3,699
Accrued accounting and legal fees	1,278	1,523
Accrued health care costs	489	839
Other	1,964	2,542

Total accrued expenses and other current liabilities	$16,047	$15,806

8.	Deferred revenue
Deferred revenue consisted of the following as of December 31, 2006 and 2005:

	December 31,

(in thousands)	2006	2005

Maintenance	$53,882	$47,041
Subscriptions	5,461	3,489
Services	17,504	12,674
License fees and others	105	18

Total deferred revenue	76,952	63,222
Less: Long-term portion of deferred revenue	(1,874)	(1,279)

Current portion of deferred revenue	$75,078	$61,943

9.	Long-term debt
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

11.	Income taxes
The following summarizes the components of the income tax expense:

	Years ended December 31,

	2006	2005	2004
	as restated	as restated	as restated
(in thousands)	(see Note 2)	(see Note 2)	(see Note 2)

Current provision	$6,422	$(4,196)	$6,230
Deferred provision	11,853	17,407	618

Total provision	$18,275	$13,211	$6,848

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Years ended December 31,

	2006	2005	2004
	as restated	as restated	as restated
	(See Note 2)	(See Note 2)	(See Note 2)

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.1	3.6	5.9
Effect of change in federal income tax rate	0.9	0.8	0.8
Effect of change in federal income tax rate applied to deferred tax asset	(0.3)	—	(9.0)
Effect of change in state income tax rate applied to deferred tax asset	0.5	—	—
Effect of disqualifying dispositions of incentive stock options	(0.8)	(1.8)	(0.7)
Incremental South Carolina credits, net of federal benefit	(0.1)	(5.5)	—
Change in valuation reserve for state tax credits, net of federal benefit	0.3	(2.0)	—
Nondeductible initial public offering costs	—	0.2	4.4
Other	0.1	(0.8)	(0.1)

Income tax provision effective rate	37.7%	28.5%	35.3%

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The significant components of the Company’s deferred tax asset were as follows:

	Year ended December 31,

	2006	2005
	as restated	as restated
(in thousands)	(see Note 2)	(see Note 2)

Deferred tax assets:
Current
Research and other tax credits	$2,730	$360
Deferred revenue	1,189	965
Federal and state net operating loss carryforwards	771	6,191
Allowance for doubtful accounts	451	396
Other	597	1,133
Valuation allowance	(188)	(291)

Net current deferred tax assets	5,550	8,754

Noncurrent deferred tax assets:
Intangible assets	57,951	65,495
Research and other tax credits	7,401	9,788
Effect of expensing nonqualified stock options and restricted stock	2,018	362
Other	1,456	275
Valuation allowance	(2,959)	(2,736)

Net noncurrent deferred tax assets	65,867	73,184

Total deferred tax assets	71,417	81,938

Deferred tax liabilities:
Current	(232)	(189)
Fixed assets	(2,448)	—
Noncurrent	(1,117)	(1,697)

Total deferred tax liabilities	(3,797)	(1,886)

Net deferred tax asset	$67,620	$80,052

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

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The following table illustrates the change in the Company’s deferred tax asset valuation allowance.

	Balance at			Balance at
	beginning			end of
(in thousands)	of year	Increase	Decrease	year

2006	$3,027	124	(4)	$3,147
2005	3,964	1,997	(2,934)	3,027
2004	3,964	—	—	3,964

12.	Stock-based compensation
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
For the year ended December 31, 2006, the effects of applying the provisions of SFAS 123(R), as compared to as if reported under APB 25, on our operating results were as follows:

Year ended December 31, 2006

Effect of
(in thousands, except share and per share amounts)	SFAS 123(R)

Income from operations	$(5,328)
Income before income taxes	(5,328)
Net income	(3,848)
Cash flow from operating activities	(6,041)
Cash flow from financing activities	6,041
Earnings per share:
Basic	$(0.09)
Diluted	$(0.09)

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

13.	Stockholders’ equity
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

14.	Employee profit-sharing plan
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

15.	Segment information
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
The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third-party contractors, data expense and classroom rentals, for the years ended December 31, 2006, 2005 and 2004 were as follows:

		Consulting
		and		Maintenance	Subscriptions		Total
	License	education	Analytic	as restated	as restated		as restated
(in thousands)	fees	services(1)	services(2)	(see Note 2)	(see Note 2)	Other	(see Note 2)

December 31, 2006
Revenue	$32,500	$53,670	$7,572	$80,893	$10,605	$6,140	$191,380
Direct controllable costs	2,260	25,985	3,681	10,758	2,105	5,696	50,485

Segment income	30,240	27,685	3,891	70,135	8,500	444	140,895
Corporate costs not allocated							6,786
Operating expenses							86,979
Interest income, net							(1,536)
Other expense, net							238

Income before provision for income taxes							$48,428

December 31, 2005
Revenue	$29,978	$46,943	$5,663	$71,163	$6,965	$5,237	$165,949
Direct controllable costs	4,380	21,098	3,607	8,607	1,301	4,911	43,904

Segment income	25,598	25,845	2,056	62,556	5,664	326	122,045
Corporate costs not allocated							6,226
Operating expenses							70,442
Interest income, net							(915)
Other expense (income), net							(6)

Income before provision for income taxes							$46,298

December 31, 2004
Revenue	$25,387	$37,708	$5,085	$63,081	$3,686	$4,316	$139,263
Direct controllable costs	3,545	17,171	2,914	8,202	290	3,956	36,078

Segment income	21,842	20,537	2,171	54,879	3,396	360	103,185
Corporate costs not allocated							5,122
Operating expenses							79,080
Interest income, net							(59)
Other expense (income), net							(356)

Income before provision for income taxes							$19,398

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other education services.

(2)	This segment consists of donor prospect research and data modeling services.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
The Company also derives a portion of its revenue from its foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable and long-lived assets by geographic region based on the location of the assets.

(in thousands)	Domestic	Canada	Europe	Pacific	Total

Revenue from external customers:
2006, as restated (see Note 2)	$165,230	$9,732	$13,552	$2,866	$191,380
2005, as restated (see Note 2)	143,570	8,318	12,047	2,014	165,949
2004, as restated (see Note 2)	118,262	7,029	12,437	1,535	139,263
Property and equipment:
December 31, 2006	9,901	—	600	23	10,524
December 31, 2005	8,308	—	368	24	8,700

The Company generated license fee revenue from its principal products as indicated in the table below:

	December 31,

(in thousands)	2006	2005	2004

Raiser’s Edge	$20,293	$19,023	$16,469
Financial Edge	5,256	6,031	5,395
Education Edge	2,312	1,442	1,336
Emerging products	4,639	3,482	2,187

	$32,500	$29,978	$25,387

It is impractical for the Company to identify its other revenues by product category.

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)

16.	Quarterly unaudited results (as restated)
The selected quarterly information has been restated to reflect the adjustments related to the restatement discussed in Note 2 to the Company’s Consolidated Financial Statements. The table sets forth the “as previously reported” quarterly information from the Original Form 10-K and the “as restated” quarterly information reflecting adjustments related to the restatement for each quarter of 2006 and 2005.

	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006

	As		As		As		As
(In thousands, except	previously	As	previously	As	previously	As	previously	As
per share data)	reported	restated	reported	restated	reported	restated	reported	restated

Total revenue	$43,732	$43,552	$48,777	$48,639	$49,890	$49,786	$49,560	$49,403
Gross profit	30,114	29,934	34,677	34,539	35,559	35,455	34,338	34,181
Income from operations	9,216	9,036	12,437	12,299	13,660	13,556	12,396	12,239
Income before provision for income taxes	9,324	9,144	12,546	12,408	14,076	13,972	13,061	12,904
Net income	5,670	5,560	7,730	7,648	8,503	8,436	8,605	8,509
Earnings per share
Basic	$0.13	$0.13	$0.18	$0.18	$0.20	$0.19	$0.20	$0.20
Diluted	$0.13	$0.12	$0.17	$0.17	$0.19	$0.19	$0.19	$0.19

	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005

	As		As		As		As
(In thousands, except	previously	As	previously	As	previously	As	previously	As
per share data)	reported	restated	reported	restated	reported	restated	reported	restated

Total revenue	$37,403	$37,258	$42,808	$42,745	$43,144	$43,075	$42,941	$42,871
Gross profit	26,104	25,960	30,335	30,271	30,582	30,514	29,145	29,074
Income from operations	17,284	17,139	9,006	8,944	10,717	10,648	8,717	8,646
Income before provision for income taxes	17,412	17,267	9,432	9,368	10,862	10,794	8,939	8,869
Net income	10,859	10,770	8,535	8,488	7,720	7,678	6,187	6,151
Earnings per share
Basic	$0.25	$0.25	$0.19	$0.19	$0.18	$0.18	$0.15	$0.15
Diluted	$0.23	$0.23	$0.18	$0.17	$0.17	$0.17	$0.14	$0.14
Earnings per common share is computed independently for each of the periods presented and, therefore, may not add up to the total for the year.
The comparability of results for the periods presented above is impacted by the adoption of SFAS 123(R) as of January 1, 2006 and as described in Note 12.

17.	Subsequent events
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

Blackbaud, Inc.
Notes to consolidated financial statements — (Continued)
additional amount of up to $2,400,000 is contingently payable to sellers under an earn-out arrangement based upon performance of the acquired businesses over the next year.
The acquisition of the Target Companies occurred subsequent to December 31, 2006. Accordingly, the results of operations of the two acquired entities are not included in the consolidated statement of operations of Blackbaud, Inc. for the year ended December 31, 2006. A valuation of the tangible and intangible assets of the assets purchased and liabilities assumed of the Target Companies has not been completed as of the date of this report.
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