Form 10-Q/A
period 2006-06-30
BLACKBAUD INC
filed 2007-07-06
CIK 1280058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

BLACKBAUD, INC.

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated balance sheets as of June 30, 2006 and December 31, 2005 (restated) (unaudited)	1
Consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 (restated) (unaudited)	2
Consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 (restated) (unaudited)	3
Consolidated statements of stockholders’ equity and comprehensive income for the six months ended June 30, 2006 and the year ended December 31, 2005 (restated) (unaudited)	4
Condensed notes to consolidated financial statements (unaudited)	5
Item 2. Management’s discussion and analysis of financial condition and results of operations	17
Item 3. Quantitative and qualitative disclosures about market risk	33
Item 4. Controls and procedures	33

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 4. Submission of Matters to a Vote of Security Holders	34
Item 6. Exhibits	35

Signatures	36

Ex – 31.1
Ex – 31.2
Ex – 32.1
Ex – 32.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
	as restated	as restated
(in thousands, except share amounts)	(see Note 2)	(see Note 2)

Assets
Current assets:
Cash and cash equivalents	$30,921	$22,683
Cash, restricted	506	—
Accounts receivable, net of allowance of $1,200 and $1,100 at June 30, 2006 and December 31, 2005, respectively	34,722	25,577
Prepaid expenses and other current assets	7,550	8,741
Deferred tax asset, current portion	9,240	8,565

Total current assets	82,939	65,566
Property and equipment, net	8,854	8,700
Deferred tax asset	66,459	71,487
Goodwill	2,367	2,208
Intangible assets, net	8,287	396
Other assets	70	106

Total assets	$168,976	$148,463

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,230	$4,683
Accrued expenses and other current liabilities	14,169	15,806
Deferred acquisition costs, current portion	506	—
Deferred revenue	70,759	61,943

Total current liabilities	88,664	82,432
Deferred acquisition costs, long-term portion	265	—
Capital lease obligations, long-term portion	—	—
Deferred revenue, long-term portion	1,883	1,279

Total liabilities	90,812	83,711

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value; 180,000,000 shares authorized, 48,473,773 and 47,529,836 shares issued at June 30, 2006 and December 31, 2005, respectively	48	48
Additional paid-in capital	80,231	73,583
Deferred compensation	—	(6,497)
Treasury stock, at cost; 4,669,084 and 4,267,313 shares at June 30, 2006 and December 31, 2005, respectively	(67,893)	(60,902)
Accumulated other comprehensive income	245	92
Retained earnings	65,533	58,428

Total stockholders’ equity	78,164	64,752

Total liabilities and stockholders’ equity	$168,976	$148,463

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	as restated	as restated	as restated	as restated
(in thousands, except share and per share amounts)	(see Note 2)	(see Note 2)	(see Note 2)	(see Note 2)

Revenue
License fees	$9,234	$8,304	$16,455	$14,772
Services	15,695	14,112	29,409	25,584
Maintenance	19,919	17,476	38,958	34,591
Subscriptions	2,463	1,655	4,751	2,976
Other revenue	1,328	1,198	2,618	2,080

Total revenue	48,639	42,745	92,191	80,003

Cost of revenue
Cost of license fees	510	1,140	1,180	2,086
Cost of services (of which $140, $83, $280 and $174 in the three months ended June 30, 2006 and 2005 and in the six months ended June 30, 2006 and 2005, respectively, was stock-based compensation expense)	8,147	7,087	16,258	13,613
Cost of maintenance (of which $29, $11, $58 and $22 in the three months ended June 30, 2006 and 2005 and in the six months ended June 30, 2006 and 2005, respectively, was stock-based compensation expense)	3,451	2,664	6,658	5,304
Cost of subscriptions (of which $5, $0, $9 and $0 in the three months ended June 30, 2006 and 2005 and in the six months ended June 30, 2006 and 2005, respectively, was stock-based compensation expense)	577	418	1,117	834
Cost of other revenue	1,415	1,165	2,505	1,935

Total cost of revenue	14,100	12,474	27,718	23,772

Gross profit	34,539	30,271	64,473	56,231

Operating expenses
Sales and marketing (of which $220, $70, $440 and $144 in the three months ended June 30, 2006 and 2005 and in the six months ended June 30, 2006 and 2005, respectively, was stock-based compensation expense)	10,537	8,882	19,821	16,638
Research and development (of which $188, $42, $379 and $97 in the three months ended June 30, 2006 and 2005 and in the six months ended June 30, 2006 and 2005, respectively, was stock-based compensation expense)	5,886	5,325	11,910	10,427
General and administrative (of which $1,420, $3,114, $2,810 and $(4,757) in the three months ended June 30, 2006 and 2005 and in the six months ended June 30, 2006 and 2005, respectively, was stock-based compensation expense (benefit))	5,627	7,120	11,088	3,084
Amortization	190	0	319	0

Total operating expenses	22,240	21,327	43,138	30,149

Income from operations	12,299	8,944	21,335	26,082
Interest income	224	327	373	580
Interest expense	($12)	($12)	($24)	($25)
Other (expense), net	($103)	109	($132)	($2)

Income before provision for income taxes	12,408	9,368	21,552	26,635
Income tax provision	4,760	880	8,344	7,377

Net income	$7,648	$8,488	$13,208	$19,258

Earnings per share
Basic	$0.18	$0.19	$0.31	$0.45
Diluted	$0.17	$0.17	$0.30	$0.40

Common shares and equivalents outstanding
Basic weighted average shares	43,218,530	43,869,796	43,052,552	42,958,761
Diluted weighted average shares	44,650,455	48,675,998	44,577,197	48,097,775
Dividends per share	$0.07	$0.05	$0.14	$0.10
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Six months ended June 30,
	2006	2005
	as restated	as restated
(in thousands)	(see Note 2)	(see Note 2)

Cash flows from operating activities
Net income	$13,208	$19,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,745	1,359
Provision for doubtful accounts and sales returns	572	694
Stock-based compensation expense	3,976	(3,881)
Amortization of deferred financing fees	24	24
Deferred taxes	3,907	5,940
Excess tax benefit on exercise of options	—	3,269
Changes in assets and liabilities, net of acquisition
Accounts receivable	(9,276)	(8,846)
Prepaid expenses and other assets	1,224	(2,723)
Trade accounts payable	(1,467)	28
Accrued expenses and other current liabilities	(1,772)	(2,367)
Deferred revenue	7,494	6,573

Net cash provided by operating activities	19,635	19,328

Cash flows from investing activities
Purchase of property and equipment	(1,434)	(890)
Purchase of net assets of acquired companies	(6,083)	(497)

Net cash used in investing activities	(7,517)	(1,387)

Cash flows from financing activities
Proceeds from exercise of stock options	4,766	5,411
Excess tax benefit on exercise of stock options	4,403	—
Payments on capital lease obligations	—	(44)
Purchase of treasury stock	(6,991)	(10,630)
Dividend payments to stockholders	(6,103)	(4,297)

Net cash used in financing activities	(3,925)	(9,560)

Effect of exchange rate on cash and cash equivalents	45	(81)

Net decrease in cash and cash equivalents	8,238	8,300
Cash and cash equivalents, beginning of period	22,683	42,144

Cash and cash equivalents, end of period	$30,921	$50,444

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity and comprehensive income
(Unaudited)

							Accumulated
				Additional			other		Total
	Comprehensive	Common stock		paid-in	Deferred	Treasury	comprehensive	Retained	stockholders’
(in thousands, except share amounts)	income	Shares	Amount	capital	compensation	stock	income	earnings	equity
Balance at December 31, 2004 as previously reported	—	42,549,056	$43	$55,292	$(1,064)	$—	$355	$35,163	$89,789

Cumulative effect of correction of an error (see Note 2)	—	—	—	—	—	—	—	(1,305)	(1,305)

Balance at December 31, 2004 as restated (see Note 2)	—	42,549,056	$43	$55,292	$(1,064)	$—	$355	$33,858	$88,484

Net income, as restated (see Note 2)	$33,087	—	—	—	—	—	—	33,087	33,087
Payment of dividends	—	—	—	—	—	—	—	(8,517)	(8,517)
Purchase of 4,267,313 treasury shares	—	—	—	—	—	(60,902)	—	—	(60,902)
Exercise of stock options	—	3,103,790	3	15,554	—	—	—	—	15,557
Net option exercises	—	1,389,257	2	(11,909)	—	—	—	—	(11,907)
Tax impact of exercise of nonqualified stock options	—	—	—	8,589	—	—	—	—	8,589
Restricted stock grants	—	487,733	—	6,621	(6,621)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	315	—	—	—	315
Adjustment of deferred compensation related to options		—	—	—	—	—	—	—	—
subject to variable accounting	—	—	—	(509)	818	—	—	—	309
Reversal of deferred compensation related to option cancellations	—	—	—	(55)	55	—	—	—	—
Translation adjustment, net of tax	(263)	—	—	—	—	—	(263)	—	(263)

Comprehensive income, as restated (see Note 2)	$32,824

Balance at December 31, 2005 as restated (see Note 2)		47,529,836	$48	$73,583	$(6,497)	$(60,902)	$92	$58,428	$64,752

Net income, as restated (see Note 2)	$13,208	—	—	—	—	—	—	13,208	13,208
Payment of dividends	—	—	—	—	—	—	—	(6,103)	(6,103)
Purchase of treasury shares	—	—	—	—	—	(6,982)	—	—	(6,982)
Exercise of stock options	—	964,306	—	4,766	—	—	—	—	4,766
Tax impact of exercise of nonqualified stock options	—	—	—	4,403	—	—	—	—	4,403
Reclassification due to adoption of new accounting pronouncement	—	—	—	(6,497)	6,497	—	—	—	—
Cumulative effect adjustment to assume historical forfeitures	—	—	—	(20)	—	—	—	—	(20)
Stock-based compensation	—	—	—	3,996	—	—	—	—	3,996
Restricted stock grants	—	14,109	—	—	—	—	—	—	—
Restricted stock cancellations	—	(34,478)	—	—	—	(9)	—	—	(9)
Translation adjustment, net of tax	153	—	—	—	—	—	153	—	153

Comprehensive income, as restated (see Note 2)	$13,361
Balance at June 30, 2006 as restated (see Note 2)		48,473,773	48	80,231	—	(67,893)	245	65,533	78,164

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
2. Restatement of financial statements
During preparation of the Company’s Form 10-Q as of and for the quarter ended March, 31, 2007, the Company determined that SEC Staff Accounting Bulletin No. 108 (“SAB 108”) was misapplied in connection with reporting its consolidated financial position and results of operations as of and for the period ended December 31, 2006. The Company restated its financial statements for the years ended December 31, 2006, 2005 and 2004 in a Form 10-K/A filed May 25, 2007 and is restating its interim financial statements for the three and six months ended June 30, 2006 and 2005 in this Form 10-Q/A to reflect the impact of this error correction in accordance with FASB SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3.” There was no impact to total operating, investing or financing cash flows for the years ended December 31, 2006, 2005 and 2004 and for the six months ended June 30, 2006 and 2005.
The Company previously recognized maintenance and subscription revenue using a monthly convention rather than on an actual-days basis. The effect on the statements of operations of the difference between these two methods has been evaluated in the past and it was concluded that the impact was immaterial. However under SAB 108, the Company should have recorded a one-time adjustment to its retained earnings to correct for the cumulative impact of using the actual-days method.
Accordingly, the Company’s financial statements for the three and six months ended June 30, 2006 and 2005 have been restated. Additionally, the footnotes impacted by these adjustments have been restated as well.

	As previously reported		As restated
	for the three months		for the three months
	ended June 30,		ended June 30,
(in thousands)	2006	Adjustments	2006
Statement of Operations Data
Maintenance revenue	$20,042	$(123)	$19,919
Subscriptions revenue	2,478	(15)	2,463
Total revenue	48,777	(138)	48,639
Gross profit	34,677	(138)	34,539
Income from operations	12,437	(138)	12,299
Income tax provision	4,816	(56)	4,760
Net income	7,730	(82)	7,648
Basic earnings per share	0.18	—	0.18
Diluted earnings per share	0.17	—	0.17

	As previously reported		As restated
	for the six months		for the six months
	ended June 30,		ended June 30,
(in thousands)	2006	Adjustments	2006
Statement of Operations Data
Maintenance revenue	$39,241	$(283)	$38,958
Subscriptions revenue	4,786	(35)	4,751
Total revenue	92,509	(318)	92,191
Gross profit	64,791	(318)	64,473
Income from operations	21,653	(318)	21,335
Income tax provision	8,470	(126)	8,344
Net income	13,400	(192)	13,208
Basic earnings per share	0.31	—	0.31
Diluted earnings per share	0.30	—	0.30

	As previously reported		As restated
	June 30,		June 30,
(in thousands)	2006	Adjustments	2006
Balance Sheet Data
Deferred tax asset, current portion	$8,149	$1,091	$9,240
Total current assets	81,848	1,091	82,939
Total assets	167,885	1,091	168,976
Deferred revenue	67,957	2,802	70,759
Total current liabilities	85,862	2,802	88,664
Total liabilities	88,010	2,802	90,812
Retained earnings	67,244	(1,711)	65,533
Total liabilities and stockholders’ equity	167,885	1,091	168,976

	As previously reported		As restated
	for the three months		for the three months
	ended June 30,		ended June 30,
(in thousands)	2005	Adjustments	2005
Statement of Operations Data
Maintenance revenue	$17,527	$(51)	$17,476
Subscriptions revenue	1,667	(12)	1,655
Total revenue	42,808	(63)	42,745
Gross profit	30,334	(63)	30,271
Income from operations	9,007	(63)	8,944
Income tax provision	896	(16)	880
Net income	8,535	(47)	8,488
Basic earnings per share	0.19	—	0.19
Diluted earnings per share	0.18	(0.01)	0.17

	As previously reported		As restated
	for the three months		for the three months
	ended June 30,		ended June 30,
(in thousands)	2005	Adjustments	2005
Statement of Operations Data
Maintenance revenue	$17,527	$(51)	$17,476
Subscriptions revenue	1,667	(12)	1,655
Total revenue	42,808	(63)	42,745
Gross profit	30,334	(63)	30,271
Income from operations	9,007	(63)	8,944
Income tax provision	896	(16)	880
Net income	8,535	(47)	8,488
Basic earnings per share	0.19	—	0.19
Diluted earnings per share	0.18	(0.01)	0.17
The impact of the adjustments on the consolidated balance sheet as of December 31, 2005 was included in the amended Form 10-K filed on May 25, 2007.
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
The adoption of SFAS No. 123(R) had a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. See Note 11 of these financial statements and discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods under the provisions of SFAS No. 123. No new stock options were issued in the six months ended June 30, 2006. The fair value of the Company’s options issued in prior periods was determined using the Black-Scholes option-pricing model. In 2005, the Company began issuing restricted stock under the 2004 Stock Plan. The fair value of the Company’s restricted stock awards is determined by using the closing price of the Company’s shares, as traded on the NASDAQ exchange, on the date of grant.
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

New accounting pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. The interpretation attempts to clarify the accounting for uncertainty in income taxes recognized under current GAAP, and also provides guidance on items such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 requires evaluation of uncertain tax positions against a more-likely-than-not recognition threshold, and requires immediate recognition of positions that exceed that threshold, and immediate derecognition when conditions change that move a previously recognized position below that threshold. The Company has not completed the process of evaluating the impact in future periods of adopting FIN No. 48 and is therefore unable to disclose the effect that adoption will have on the Company’s financial statements.
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
4. Acquisition
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
The following table sets forth the computation of basic and fully diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	as restated	as restated	as restated	as restated
(in thousands except share and per share amounts)	(see Note 2)	(see Note 2)	(see Note 2)	(see Note 2)

Numerator:
Net income	$7,648	$8,488	$13,208	$19,258

Denominator:
Weighted average common shares	43,218,530	43,869,796	43,052,552	42,958,761

Weighted average common shares from restricted stock issuance	147,242	—	132,642	—
Add effect of dilutive securities Employee stock-based compensation	1,284,683	4,806,202	1,392,003	5,139,014

Weighted average common shares assuming dilution	44,650,455	48,675,998	44,577,197	48,097,775

Earnings per share:
Basic	$0.18	$0.19	$0.31	$0.45
Diluted	$0.17	$0.17	$0.30	$0.40

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2006 and December 31, 2005.

	June 30,	December 31,
(in thousands)	2006	2005

Prepaid rent	$481	$469
Prepaid insurance	173	382
Prepaid software maintenance and royalties	734	639
Taxes, prepaid and receivable	5,477	6,734
Other	685	517

	$7,550	$8,741

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2006 and December 31, 2005.

	June 30,	December 31,
(in thousands)	2006	2005

Accrued bonuses	$3,560	$4,801
Accrued commissions and salaries	1,796	1,578
Customer credit balances	815	824
Taxes payable	4,014	3,699
Accrued accounting and legal costs	1,492	1,523
Accrued health care costs	691	839
Other	1,801	2,542

	$14,169	$15,806

8. Credit agreement
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
10. Income taxes
Income taxes for the three-month period ended June 30, 2006 were calculated using the projected effective tax rate for fiscal 2006 in accordance with SFAS No. 109. The Company estimates that in the fiscal year ending December 31, 2006, it will have an effective tax rate of approximately 39.3%, which was applied as the effective rate for the quarter ended June 30, 2006 and excludes quarter-specific benefits or detriments. The Company’s effective tax rate for the three-month period ended June 30, 2006 was 38.4%. The Company’s effective tax rate for the three-month period ended June 30, 2005 was 9.4%, principally as a result of the reversal of a portion of its valuation allowance against certain state tax credits. The Company’s deferred tax asset at December 31, 2004, included state income tax credits, net of federal taxes at 34.8%, of approximately $4.0 million that begin to expire in 2015. The Company established a valuation allowance against these credits when the assets were recorded because, based on information available at that time, it was not deemed probable that the deferred tax assets would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of related state NOLs, the Company released $2.9 million of the valuation allowance on the deferred tax asset related to these state income tax credits. This resulted in a credit to its income tax expense of $2.9 million for the three and six months ended June 30, 2005. No changes to the valuation allowance have occurred in 2006.
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
Stock-based compensation
Beginning on January 1, 2006, the Company adopted SFAS No. 123(R). See Note 3 for a description of the Company’s adoption. The adoption of SFAS No. 123(R) had a significant impact on the Company’s results of operations. The Company’s consolidated statements of operations for the three months ended June 30, 2006 and 2005 includes $2,002,000 and $3,320,000 of stock-based compensation expense, respectively, and includes $3,976,000 of stock-based compensation expense and $4,320,000 of stock-based compensation benefit for the six months ended June 30, 2006 and 2005, respectively.
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
For the six months ended June 30, 2006, the effects of applying the provisions of SFAS 123(R), as compared to as if reported under APB 25, on our operating results were as follows:

Six months ended
June 30, 2006,
restated (see Note 2)
(in thousands, except share and per share amounts)	Effect of SFAS 123(R)

Income from operations	$(2,873)
Income before income taxes	(2,873)
Net income	(1,919)

Cash flow from operating activities	(4,403)
Cash flow from financing activities	4,403

Earnings per share:
Basic	$(0.05)
Diluted	$(0.04)

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
Information regarding the stock options outstanding at June 30, 2006 is summarized below:

		Weighted average
Range of	Outstanding as of	remaining contractual life	Weighted average	Exercisable as of	Weighted average
exercise Prices	6/30/2006	(in years)	exercise price	6/30/2006	exercise price

$4.80	1,221,382	4.2	$4.80	1,183,881	$4.80
$5.44	485,095	6.7	$5.44	134,518	$5.44
$7.20	54,701	7.2	$7.20	7,825	$7.20
$8.00	57,157	7.5	$8.00	13,094	$8.00
$8.60	199,017	8.1	$8.60	26,552	$8.60
$9.04	13,274	7.6	$9.04	8,849	$9.04
$10.59	81,250	8.2	$10.59	13,750	$10.59
$13.05	15,000	8.5	$13.05	3,750	$13.05
$16.10	800,000	6.4	$16.10	—	—

	2,926,876	5.8	$8.58	1,392,219	$5.08

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

		Weighted-
		average fair
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

For the three and six months ended June 30, 2005, had the Company accounted for all employee stock-based compensation based on the fair value method as prescribed by SFAS No. 123, the Company’s net income and net income per share would have been the following pro forma amounts:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	as restated	as restated
(in thousands, except share and per share amounts)	(see Note 2)	(see Note 2)

Net income, as reported	$8,488	$19,258
Total stock option compensation expense (benefit), net of related tax effects included in the determination of net income as reported	2,437	(3,171)
Total stock option compensation (expense) benefit, net of related tax effects that would have been included in the determination of net income if the fair value method had been applied to all awards	(2,556)	1,574

Pro forma net income	$8,369	$17,661

Earnings per share:
Basic, as reported	$0.19	$0.45
Basic, pro forma	$0.19	$0.41
Diluted, as reported	$0.17	$0.40
Diluted, pro forma	$0.17	$0.37
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

		Consulting		Maintenance	Subscriptions		Total
		and education	Analytic	as restated	as restated		as restated
(in thousands)	License fees	services (1)	services (2)	(see Note 2)	(see Note 2)	Other	(see Note 2)

Three months ended June 30, 2006
Revenue	$9,234	$13,582	$2,113	$19,919	$2,463	$1,328	$48,639
Direct controllable costs	510	6,448	706	2,832	512	1,413	12,421

Segment income	8,724	7,134	1,407	17,087	1,951	(85)	36,218
Corporate costs not allocated							1,679
Operating expenses							22,240
Interest (income) expense							(212)
Other expense (income), net							103

Income before provision for income taxes							$12,408

Three months ended June 30, 2005
Revenue	$8,304	$12,522	$1,590	$17,476	$1,655	$1,198	$42,745
Direct controllable costs	1,140	5,345	797	2,162	356	1,171	10,971

Segment income	7,164	7,177	793	15,314	1,299	27	31,774
Corporate costs not allocated							1,503
Operating expenses							21,327
Interest (income) expense							(315)
Other expense (income), net							(109)

Income before provision for income taxes							$9,368

		Consulting		Maintenance	Subscriptions		Total
		and education	Analytic	as restated	as restated		as restated
(in thousands)	License fees	services (1)	services (2)	(see Note 2)	(see Note 2)	Other	(see Note 2)

Six months ended June 30, 2006
Revenue	$16,455	$26,130	$3,279	$38,958	$4,751	$2,618	$92,191
Direct controllable costs	1,180	12,762	1,525	5,441	990	2,499	24,397

Segment income	15,275	13,368	1,754	33,517	3,761	119	67,794
Corporate costs not allocated							3,321
Operating expenses							43,138
Interest (income) expense							(349)
Other expense (income), net							132

Income before provision for income taxes							$21,552

Six months ended June 30, 2005
Revenue	$14,772	$22,699	$2,885	$34,591	$2,976	$2,080	$80,003
Direct controllable costs	2,086	10,032	1,623	4,277	712	1,934	20,664

Segment income	12,686	12,667	1,262	30,314	2,264	146	59,339
Corporate costs not allocated							3,108
Operating expenses							30,148
Interest (income) expense							(555)
Other expense (income), net							3

Income before provision for income taxes							$26,635

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other education services.

(2)	This segment consists of donor prospect research and data modeling services.
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
The adoption of SFAS No. 123(R) had a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. See Note 11 of our financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods under the provisions of SFAS No. 123. No new stock options were issued in the six months ended June 30, 2006. The fair value of options issued in prior periods was determined using the Black-Scholes option-pricing model. The fair value of our outstanding restricted stock awards was determined by using the closing price of the Company’s shares, as traded on the NASDAQ exchange on the date of the grant.
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

Results of operations
The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	as restated	as restated	as restated	as restated
	(see Note 2)	(see Note 2)	(see Note 2)	(see Note 2)

Revenue
License fees	19.0%	19.4%	17.8%	18.5%
Services	32.3	33.0	31.9	32.0
Maintenance	41.0	40.9	42.3	43.2
Subscriptions	5.0	3.9	5.2	3.7
Other revenue	2.7	2.8	2.8	2.6

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue
Cost of license fees	1.0	2.7	1.3	2.6
Cost of services	16.8	16.6	17.7	17.0
Cost of maintenance	7.1	6.2	7.2	6.6
Cost of subscriptions	1.2	1.0	1.2	1.0
Cost of other revenue	2.9	2.7	2.7	2.5

Total cost of revenue	29.0	29.2	30.1	29.7

Gross profit	71.0	70.8	69.9	70.3

Operating expenses
Sales and marketing	21.7	20.8	21.5	20.8
Research and development	12.1	12.5	12.9	13.0
General and administrative	11.6	16.7	12.0	3.9
Amortization	0.4	0.0	0.3	0.0

Total operating expenses	45.8	50.0	46.7	37.7

Income from operations	25.2	20.8	23.2	32.6
Interest income	0.5	0.9	0.3	0.7
Interest expense	0.0	0.0	0.0	0.0
Other (expense) income, net	(0.2)	0.2	(0.1)	0.0

Income before provision for income taxes	25.5	21.9	23.4	33.3
Income tax provision	9.8	2.0	9.1	9.2

Net income	15.7%	19.9%	14.3%	24.1%

Comparison of the three months ended June 30, 2006 and 2005
Revenue
Second quarter of 2006 total revenue of $48.6 million increased by $5.9 million, or 13.8% compared with $42.7 million in the comparable period in 2005. The increase is due in part to growth in services and license fees to new and existing customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.
License fees
We derive revenue from license fees by selling rights to use our software products, typically under a perpetual license agreement. Revenue from license fees of $9.2 million in the second quarter of 2006 increased by $0.9 million, or 10.8%, compared with $8.3 million in the comparable period in 2005. These amounts represent 19.0% and 19.4% of total revenue for the second quarter of 2006 and 2005, respectively. The increase in license fees in the three months ended June 30, 2006 is attributable to a $0.5 million increase in product sales to new customers, including those obtained in the acquisition of Campagne Associates, Ltd., and a $0.4 million increase in product sales to our installed customer base. The license fees charged for our software products have remained relatively unchanged for this period. The overall increase in license fees came primarily from sales of our core product families.

Services
Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. Second quarter revenue from services of $15.7 million in 2006 increased by $1.6 million, or 11.3% compared with $14.1 million in the second quarter of 2005. These amounts represent 32.3% and 33.0% of total revenue for the second quarter of 2006 and 2005, respectively. The revenue increase is principally the result of increased volume of services provided and to a lesser extent the result of rate increases in the second half of 2005. Consulting, installation, training and implementation services involve converting data from a customer’s existing system, assistance in file set-up and system configuration, requisite product training, and/or process re-engineering. These services account for $13.6 million and $12.5 million in the second quarter of 2006 and 2005, respectively, representing 86.6% and 88.7%, respectively, of total services revenue. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, which enables the customer to more effectively target its fundraising activities. We perform these assessments using our proprietary analytical and data enrichment tools. These services account for $2.1 million and $1.6 million in the second quarter of 2006 and 2005, respectively, and represent 13.4% and 11.3%, respectively, of total services revenue for the second quarter.
Maintenance
Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products, and online, telephone and email support. Maintenance revenue of $19.9 million in the second quarter of 2006 increased $2.4 million, or 13.7%, compared with $17.5 million in the second quarter of 2005. These amounts represent 41.0% and 40.9% of total revenue for the second quarter of 2006 and 2005, respectively. The increase in maintenance revenue in the second quarter of 2006 over the second quarter of 2005 is comprised of $2.2 million from new maintenance contracts associated with new license agreements, including new products, $0.7 million from maintenance contract inflationary rate adjustments, and $0.4 million from maintenance agreements on customers acquired as part of the purchase of Campagne Associates, Ltd., offset by $0.9 million of maintenance contracts that were not renewed.
Subscriptions
Revenue from subscriptions is principally comprised of revenue from hosted fundraising software solutions, certain data services, our online subscription training offerings, and hosting of client internet sites. Subscriptions revenue of $2.5 million in the second quarter of 2006 increased $0.8 million, or 47.1%, compared with $1.7 million in the second quarter of 2005. These amounts represent 5.0% and 3.9% of our total revenue for the second quarter of 2006 and 2005, respectively. The increase in subscriptions revenue in the second quarter of 2006 over the second quarter of 2005 is comprised primarily of a $0.2 million increase in revenue from our online analytics products, a $0.2 million increase in revenue from our hosting activities, and a $0.1 million increase in revenue from our address validation service.
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
Cost of maintenance
Cost of maintenance is primarily comprised of human resource costs, including stock-based compensation, third-party contractor expenses, third-party royalty costs and data expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of maintenance of $3.5 million in the second quarter of 2006 increased $0.8 million, or 29.6%, compared with $2.7 million in the second quarter of 2005. Excluding stock-based compensation, these amounts represent 17.2% and 15.2% of maintenance revenue for the second quarter of 2006 and 2005, respectively. The increase in cost of maintenance is principally the result of a $0.5 million increase compared with the second quarter of 2005 in salary, benefit, and bonus expense due to increased headcount required to support the higher volumes of these services, and a $0.2 million increase in royalty payments based on maintenance.
Cost of subscriptions
Cost of subscriptions is primarily comprised of human resource costs, including stock-based compensation, third-party royalty and data expenses, hosting expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of subscriptions of $0.6 million in the second quarter of 2006 increased $0.2 million, or 50.0%, compared with $0.4 million in the second quarter of 2005. Excluding stock-based compensation, these amounts represent 23.2% and 25.3% of subscriptions revenue for the second quarter of 2006 and 2005, respectively. The increase in cost of subscriptions is principally due to a $0.1 million increase in salary, benefit, and bonus expense in the second quarter of 2006.
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
Research and development
Research and development expenses include human resource costs, third-party contractor expenses, software development tools, stock-based compensation, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $5.9 million in the second quarter of 2006, including $0.2 million of stock-based compensation, increased $0.6 million or 11.3% over second quarter 2005 costs of $5.3 million. Excluding stock-based compensation costs, research and development expenses represented 11.7% and 12.4% of total revenue in the second quarter of 2006 and 2005, respectively. The increase in research and development costs is principally due to a $0.3 million increase in salary, benefit, and bonus expense as a result of headcount increases to support enhancements to our existing products and development of new product offerings, and was coupled with $0.1 million increase in offshore development and other costs. However, research and development continues to fall as a percentage of revenue, in part because revenue continues to increase, but also because we have changed our mix of new hires to include more recent college graduates than in prior periods.
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

	Three months ended June 30, 2006, restated (see Note 2)			Three months ended June 30, 2005, restated (see Note 2)
	Without	Impact of	With	Without	Impact of	With
	stock-based	stock-based	stock-based	stock-based	stock-based	stock-based
	compensation	compensation	compensation	compensation	compensation	compensation
(as a percent of segment revenue)
Cost of license fees	5.5%	—%	5.5%	13.7%	—%	13.7%
Cost of services	51.0	0.9	51.9	49.6	0.6	50.2
Cost of maintenance	17.2	0.1	17.3	15.2	—	15.2
Cost of subscriptions	23.2	0.2	23.4	25.3	—	25.3
Cost of other revenue	106.6	—	106.6	97.2	—	97.2

(as a percent of total revenue)
Sales and marketing	21.2%	0.5%	21.7%	20.6%	0.2%	20.8%
Research and development	11.7	0.4	12.1	12.4	0.1	12.5
General and administrative	8.6	3.0	11.6	9.4	7.3	16.7
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
Income tax provision
We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific benefits or detriments. Based on our current assessment of our tax position, we expect an annual effective tax rate of 39.3% in 2006, excluding period-specific items. Our actual effective tax rate for the three months ended June 30, 2006 was 38.4%. We had an annual effective tax rate of 28.5% in 2005, which differed from our 2005 quarterly rates due to the recording of estimated tax credits and offsetting valuation allowances in certain quarters. The effective tax rate for the three-month period ended June 30, 2005 was 9.4%, a period in which we released $2.9 million of an existing valuation allowance against state income tax credits, resulting in a credit to our income tax expense.
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
Comparison of the six months ended June 30, 2006 and 2005
Revenue
Total revenue of $92.2 million for the six months ended June 30, 2006 increased by $12.2 million, or 15.3%, compared with $80.0 million in the comparable period in 2005. The increase is due in part to growth in services and license fees to new and existing customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.
License fees
We derive revenue from license fees by selling rights to use our software products, typically under a perpetual license agreement. Revenue from license fees of $16.5 million in the six months ended June 30, 2006 increased by $1.7 million, or 11.5%, compared with $14.8 million in the comparable period in 2005. These amounts represent 17.8% and 18.5% of total revenue for the first half of 2006 and 2005, respectively. The increase in license fees in the six months ended June 30, 2006 is attributable to a $1.4 million increase in product sales to new customers, including those obtained in the acquisition of Campagne Associates, Ltd., and a $0.3 million increase in product sales to our installed customer base. The license fees charged for our software products have remained relatively unchanged for this period. Of the overall $1.7 million increase in license fees, $1.4 million came from sales of our core software applications, and the remainder came from small increases in sales of our internet and analytic solutions.
Services
Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. Revenue from services of $29.4 million for the six months ended June 30, 2006 increased by $3.8 million, or 14.8%, compared with $25.6 million in the comparable period of 2005. These amounts represent 31.9% and 32.0% of total revenue for the first half of 2006 and 2005, respectively. The revenue increase is principally the result of increased volume of services provided and to a lesser extent the result of rate increases in the second half of 2005. Consulting, installation, training and implementation services involve converting data from a customer’s existing system, assistance in file set-up and system configuration, requisite product training, and/or process re-engineering. These services account for $26.1 million and $22.7 million in the first half of 2006 and 2005, respectively, representing 88.9% and 88.7%, respectively, of total services revenue. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, which enables the customer to more effectively target its fundraising activities. We perform these assessments using our proprietary analytical and data enrichment tools. These services account for $3.3 million and $2.9 million in the first half of 2006 and 2005, respectively, and represent 11.1% and 11.3%, respectively, of total services revenue for that period.
Maintenance
Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products, and online, telephone and email support. Maintenance revenue of $39.0 million in the six months ended June 30, 2006 increased $4.4 million, or 12.7%, compared with $34.6 million in the comparable period of 2005. These amounts represent 42.3% and 43.2% of our total revenue for the first half of 2006 and 2005, respectively. The increase in maintenance revenue in the first half of 2006 over the same period in 2005 is comprised of $4.3 million from new maintenance contracts associated with new license agreements, including new products, $1.4 million from maintenance contract inflationary rate adjustments, and $0.4 million from maintenance agreements on customers acquired as part of the purchase of Campagne Associates, Ltd., offset by $1.7 million of maintenance contracts that were not renewed.
Subscriptions
Revenue from subscriptions is principally comprised of revenue from hosted fundraising software solutions, certain data services, our online subscription training offerings, and hosting of client internet sites. Subscriptions revenue of $4.8 million in the six months ended June 30, 2006 increased $1.8 million, or 60.0%, compared with $3.0 million in the comparable period of 2005. These amounts represent 5.2% and 3.7% of our total revenue for the first half of 2006 and

2005, respectively. The increase in subscriptions revenue in the first half of 2006 over the same period in 2005 is comprised primarily of a $0.7 million increase in revenue from our online analytics products, a $0.5 million increase in revenue from our hosting activities, and a $0.3 million increase in revenue from all our other online solutions.
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
Cost of maintenance
Cost of maintenance is primarily comprised of human resource costs, including stock-based compensation, third-party contractor expenses, third-party royalty costs and data expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of maintenance of $6.7 million in the six months ended June 30, 2006, including $0.1 million in stock-based compensation, increased $1.4 million, or 26.4%, compared with $5.3 million in the comparable period of 2005. Excluding stock-based compensation, these amounts represent 16.9% and 15.3% of maintenance revenue for the first half of 2006 and 2005, respectively. The increased cost of maintenance compared with the first half of 2005 is primarily the result of a $0.9 million increase in salary, benefit, and bonus expense due to increased headcount required to support the higher volumes of these services. In addition, third-party software royalty expenses increased $0.5 million related to renewal of maintenance contracts related to our ticketing solution.
Cost of subscriptions
Cost of subscriptions is primarily comprised of human resource costs, including stock-based compensation, third-party royalty and data expenses, hosting expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of subscriptions of $1.1 million in the six months ended June 30, 2006 increased $0.3 million, or 37.5%, compared with $0.8 million in the comparable period of 2005. Excluding stock-based compensation, these amounts represent 23.3% and 28.0% of subscriptions revenue for the first half of 2006 and 2005, respectively. The increased cost of subscriptions compared with the first half of 2005 is the result of a $0.3 million increase in salary, benefits, and bonus expense as a result of higher headcount to support the growth rate of revenue from subscriptions.
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

General and administrative
General and administrative expenses consist primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, senior executives, and corporate development; third-party professional fees; offering costs; bad debt expense; insurance; stock-based compensation; and other administrative expenses. General and administrative expenses of $11.1 million in the six months ended June 30, 2006, including $2.8 million of stock-based compensation, increased $8.0 million over first half 2005 costs of $3.1 million, which included a net benefit of $4.8 million in stock-based compensation. Excluding stock-based compensation, our first half 2006 general and administrative expenses of $8.3 million increased by $0.5 million, or 6.4%, over the first half of 2005 expense of $7.8 million, and represent 9.0% and 9.8% of total revenue in the first half of 2006 and 2005, respectively. The increase in general and administrative costs compared with the first half of 2006 is principally due to $0.7 million in increased salary, benefits and bonus expense as we increased headcount in support of our growth, coupled with $0.2 million increased spending on expenses associated with operating as a public company and higher recruiting and other costs, offset by $0.3 million less spending on other administrative costs and $0.2 million less spending on outside services.
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

	Six months ended June 30, 2006, restated (see Note 2)			Six months ended June 30, 2005, restated (see Note 2)
	Without	Impact of	With	Without	Impact of	With
	stock-based	stock-based	stock-based	stock-based	stock-based	stock-based
	compensation	compensation	compensation	compensation	compensation	compensation
(as a percent of segment revenue)
Cost of license fees	7.2%	—%	7.2%	14.1%	—%	14.1%
Cost of services	54.3	1.0	55.3	52.5	0.7	53.2
Cost of maintenance	16.9	0.2	17.1	15.3	—	15.3
Cost of subscriptions	23.3	0.2	23.5	28.0	—	28.0
Cost of other revenue	95.7	—	95.7	93.0	—	93.0

(as a percent of total revenue)
Sales and marketing	21.0%	0.5%	21.5%	20.6%	0.2%	20.8%
Research and development	12.5	0.4	12.9	12.9	0.1	13.0
General and administrative	9.0	3.0	12.0	9.8	(5.9)	3.9

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
Income tax provision
We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific benefits or detriments. Our actual effective tax rate for the six months ended June 30, 2006 was 38.7%. We had an annual effective tax rate of 28.5% in 2005, which differed from our quarterly rates due to the recording of estimated tax credits and offsetting valuation allowances in certain quarters. The effective tax rate for the six months ended June 30, 2005 was 27.7%, a period in which we released $2.9 million of an existing valuation allowance against state income tax credits, resulting in a credit to our income tax expense.
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
Operating cash flow
Net cash provided by operating activities of $19.6 million in the six-month period ended June 30, 2006 was essentially flat compared with $19.3 million reported in the six-month period ended June 30, 2005, after giving effect to the impact of applying the modified prospective transition method for adoption of SFAS 123(R) as noted below. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash (benefits) expenses such as depreciation and amortization; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; (iii) adjustments to our provision for sales returns and allowances; and (iv) changes in our working capital, which are primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing an increase in working capital of $1.8 million and $2.3 million in the six month periods ended June 30, 2006 and 2005, respectively), together with changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets (collectively representing an increase in working capital of $2.0 million and $5.1 million in the six-month periods ended June 30, 2006 and 2005, respectively) due to timing of payments. In addition, under the modified prospective method of implementing SFAS 123(R), which we adopted in the first quarter of 2006, the excess windfall tax benefits on the exercise of stock options are shown as a financing inflow rather than as an operating inflow in the current year period. However, as required under that transition method, prior year periods are not restated to conform to the current presentation.
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
In coming to the conclusion our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report, we considered, among other things, the estimated impact of the restatement to the financial statements for the three and six months ended June 30, 2006 and 2005. We have concluded that the accounting misapplication discussed below and more fully described in Note 2 “Restatement of financial statements” in the condensed Notes to the consolidated financial statements, did not constitute a material weakness in disclosure controls and procedures, or internal controls and procedures over financial reporting, as of June 30, 2006.
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

BLACKBAUD, INC.

Date: July 6, 2007	By:	/s/ Marc E. Chardon

Marc E. Chardon
President and Chief Executive Officer

Date: July 6, 2007	By:	/s/ Timothy V. Williams

Timothy V. Williams
Senior Vice President and Chief Financial Officer