Form 10-Q/A
period 2006-09-30
BLACKBAUD INC
filed 2007-07-06
CIK 1280058

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

BLACKBAUD, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial statements
	Consolidated balance sheets as of September 30, 2006 and December 31, 2005 (restated) (unaudited)	1
	Consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 (restated) (unaudited)	2
	Consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 (restated) (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the nine months ended September 30, 2006 and the year ended December 31, 2005 (restated) (unaudited)	4
	Condensed notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	19
Item 3.	Quantitative and qualitative disclosures about market risk	37
Item 4.	Controls and procedures	37

PART II. OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds	39
Item 6.	Exhibits	39

Signatures		40
Ex – 31.1
Ex – 31.2
Ex – 32.1
Ex – 32.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I- FINANCIAL INFORMATION
Item 1. Financial statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
	as restated	as restated
in thousands, except share amounts)	(see Note 2)	(see Note 2)

Assets
Current assets:
Cash and cash equivalents	$54,261	$22,683
Cash, restricted	513	—
Accounts receivable, net of allowance of $1,291 and $1,100 at September 30, 2006 and December 31, 2005, respectively	29,816	25,577
Prepaid expenses and other current assets	8,608	8,741
Deferred tax asset, current portion	5,255	8,565

Total current assets	98,453	65,566
Property and equipment, net	8,964	8,700
Deferred tax asset	66,070	71,487
Goodwill	2,408	2,208
Intangible assets, net	8,102	396
Other assets	56	106

Total assets	$184,053	$148,463

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,105	$4,683
Accrued expenses and other current liabilities	16,135	15,806
Deferred acquisition costs, current portion	513	—
Capital lease obligations, current portion	—	—
Short-term debt	—	—
Deferred revenue	74,479	61,943

Total current liabilities	95,232	82,432
Deferred acquisition costs, long-term portion	270	—
Capital lease obligations, long-term portion	—	—
Deferred revenue, long-term portion	1,564	1,279
Other liabilities, long-term	—	—

Total liabilities	97,066	83,711

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value; 180,000,000 shares authorized, 48,687,310 and 47,529,836 shares issued at September 30, 2006 and December 31, 2005, respectively	49	48
Additional paid-in capital	84,597	73,583
Deferred compensation	—	(6,497)
Treasury stock, at cost; 4,711,144 and 4,267,313 shares at September 30, 2006 and December 31, 2005, respectively	(68,738)	(60,902)
Accumulated other comprehensive income	181	92
Retained earnings	70,898	58,428

Total stockholders’ equity	86,987	64,752

Total liabilities and stockholders’ equity	$184,053	$148,463

The accompanying notes are an integral part of these consolidated financial statements

Blackbaud, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	as restated	as restated	as restated	as restated
(in thousands, except share and per share amounts)	(see Note 2)	(see Note 2)	(see Note 2)	(see Note 2)

Revenue
License fees	$7,826	$7,291	$24,281	$22,063
Services	17,014	14,486	46,423	40,070
Maintenance	20,790	18,058	59,748	52,649
Subscriptions	2,783	1,878	7,534	4,854
Other revenue	1,373	1,362	3,991	3,442

Total revenue	49,786	43,075	141,977	123,078

Cost of revenue
Cost of license fees	514	1,080	1,694	3,166
Cost of services (of which $122, $55, $402 and $229 in the three months ended September 30, 2006 and 2005 and in the nine months ended September 30, 2006 and 2005, respectively, was stock-based compensation expense)	8,641	7,375	24,899	20,988
Cost of maintenance (of which $26, $6, $84 and $28 in the three months ended September 30, 2006 and 2005 and in the nine months ended September 30, 2006 and 2005, respectively, was stock-based compensation expense)	3,272	2,643	9,930	7,947
Cost of subscriptions (of which $4, $0, $13 and $0 in the three months ended September 30, 2006 and 2005 and in the nine months ended September 30, 2006 and 2005, respectively, was stock-based compensation expense)	658	292	1,775	1,126
Cost of other revenue	1,246	1,171	3,751	3,106

Total cost of revenue	14,331	12,561	42,049	36,333

Gross profit	35,455	30,514	99,928	86,745

Operating expenses
Sales and marketing (of which $193, $38, $633 and $182 in the three months ended September 30, 2006 and 2005 and in the nine months ended September 30, 2006 and 2005, respectively, was stock-based compensation expense)	10,251	8,634	30,072	25,272
Research and development (of which $183, $22, $562 and $119 in the three months ended September 30, 2006 and 2005 and in the nine months ended September 30, 2006 and 2005, respectively, was stock-based compensation expense)	5,742	5,331	17,652	15,758
General and administrative (of which $1,396, $1,486, $4,206 and $(3,271) in the three months ended September 30, 2006 and 2005 and in the nine months ended September 30, 2006 and 2005, respectively, was stock-based compensation expense (benefit))	5,716	5,891	16,804	8,975
Amortization	190	10	509	10

Total operating expenses	21,899	19,866	65,037	50,015

Income from operations	13,556	10,648	34,891	36,730
Interest income	492	190	865	770
Interest expense	(12)	(12)	(36)	(37)
Other (expense), net	(64)	(32)	(196)	(34)

Income before provision for income taxes	13,972	10,794	35,524	37,429
Income tax provision	5,536	3,116	13,880	10,493

Net income	$8,436	$7,678	$21,644	$26,936

Earnings per share
Basic	$0.19	$0.18	$0.50	$0.63
Diluted	$0.19	$0.17	$0.49	$0.58

Common shares and equivalents outstanding
Basic weighted average shares	43,438,730	41,961,726	43,182,585	42,628,278
Diluted weighted average shares	44,679,274	45,017,221	44,589,575	46,676,356
Dividends per share	$0.07	$0.05	$0.21	$0.15
The accompanying notes are an integral part of these consolidated financial statements

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Nine months ended September 30,
	2006	2005
	as restated	as restated
(in thousands)	(see Note 2)	(see Note 2)

Cash flows from operating activities
Net income	$21,644	$26,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,693	2,026
Provision for doubtful accounts and sales returns	1,080	711
Stock-based compensation expense	5,900	(2,404)
Amortization of deferred financing fees	36	36
Deferred taxes	8,282	11,514
Excess tax benefit on exercise of options	—	6,033
Changes in assets and liabilities, net of acquisition
Accounts receivable	(4,871)	(3,427)
Prepaid expenses and other assets	161	(9,963)
Trade accounts payable	(593)	96
Accrued expenses and other current liabilities	178	(1,203)
Deferred revenue	10,850	8,729

Net cash provided by operating activities	45,360	39,084

Cash flows from investing activities
Purchase of property and equipment	(2,294)	(2,223)
Purchase of net assets of acquired companies	(6,095)	(938)

Net cash used in investing activities	(8,389)	(3,161)

Cash flows from financing activities
Payments on capital lease obligations	—	(44)
Proceeds from exercise of stock options	6,044	5,475
Excess tax benefit on exercise of stock options	5,568	—
Purchase of treasury stock	(7,836)	(56,229)
Dividend payments to stockholders	(9,174)	(6,380)

Net cash used in financing activities	(5,398)	(57,134)

Effect of exchange rate on cash and cash equivalents	5	(186)

Net decrease in cash and cash equivalents	31,578	(21,397)
Cash and cash equivalents, beginning of period	22,683	42,144

Cash and cash equivalents, end of period	$54,261	$20,747

The accompanying notes are an integral part of these consolidated financial statements

Blackbaud, Inc.
Consolidated statements of stockholders’ equity and comprehensive income
(Unaudited)

							Accumulated
				Additional			other		Total
	Comprehensive	Common stock		paid-in	Deferred	Treasury	comprehensive	Retained	stockholders’
(in thousands, except share amounts)	income	Shares	Amount	capital	compensation	stock	income	earnings	equity
Balance at December 31, 2004 as previously reported	—	42,549,056	$43	$55,292	$(1,064)	$—	$355	$35,163	$89,789

Cumulative effect of correction of an error (see Note 2)	—	—	—	—	—	—	—	(1,305)	(1,305)

Balance at December 31, 2004 as restated (see Note 2)	—	42,549,056	$43	$55,292	$(1,064)	$—	$355	$33,858	$88,484

Net income, as restated (see Note 2)	$33,087	—	—	—	—	—	—	33,087	33,087
Payment of dividends	—	—	—	—	—	—	—	(8,517)	(8,517)
Purchase of 4,267,313 treasury shares	—	—	—	—	—	(60,902)	—	—	(60,902)
Exercise of stock options	—	3,103,790	3	15,554	—	—	—	—	15,557
Net option exercises	—	1,389,257	2	(11,909)	—	—	—	—	(11,907)
Tax impact of exercise of nonqualified stock options	—	—	—	8,589	—	—	—	—	8,589
Restricted stock grants	—	487,733	—	6,621	(6,621)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	315	—	—	—	315
Adjustment of deferred compensation related to options subject to variable accounting	—	—	—	(509)	818	—	—	—	309
Reversal of deferred compensation related to option cancellations	—	—	—	(55)	55	—	—	—	—
Translation adjustment, net of tax	(263)	—	—	—	—	—	(263)	—	(263)

Comprehensive income, as restated (see Note 2)	$32,824

Balance at December 31, 2005 as restated (see Note 2)		47,529,836	$48	$73,583	$(6,497)	$(60,902)	$92	$58,428	$64,752

Net income, as restated (see Note 2)	$21,644	—	—	—	—	—	—	21,644	21,644
Payment of dividends	—	—	—	—	—	—	—	(9,174)	(9,174)
Purchase of 443,831 treasury shares	—	—	—	—	—	(7,797)	—	—	(7,797)
Exercise of stock options	—	1,178,808	1	6,024	—	—	—	—	6,025
Tax impact of exercise of nonqualified stock options	—	—	—	5,587	—	—	—	—	5,587
Reclassification due to adoption of new accounting pronouncement	—	—	—	(6,497)	6,497	—	—	—	—
Cumulative effect adjustment to assume historical forfeitures	—	—	—	(20)	—	—	—	—	(20)
Stock-based compensation	—	—	—	5,920	—	—	—	—	5,920
Restricted stock grants	—	32,494	—	—	—	—	—	—	—
Restricted stock cancellations	—	(53,828)	—	—	—	(39)	—	—	(39)
Translation adjustment, net of tax	89	—	—	—	—	—	89	—	89

Comprehensive income, as restated (see Note 2)	$21,733

Balance at September 30, 2006 as restated (see Note 2)		48,687,310	$49	$84,597	$—	$(68,738)	$181	$70,898	$86,987

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
2. Restatement of financial statements
During preparation of the Company’s Form 10-Q as of and for the quarter ended March, 31, 2007, the Company determined that SEC Staff Accounting Bulletin No. 108 (“SAB 108”) was misapplied in connection with reporting its consolidated financial position and results of operations as of and for the period ended December 31, 2006. The Company restated its financial statements for the years ended December 31, 2006, 2005 and 2004 in a Form 10-K/A filed May 25, 2007 and is restating its interim financial statements for the three and nine months ended September 30, 2006 and 2005 in this Form 10-Q/A to reflect the impact of this error correction in accordance with FASB SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3”. There was no impact to total operating, investing or financing cash flows for the nine months ended September 30, 2006 and 2005.
The Company has previously recognized maintenance and subscription revenue using a monthly convention rather than on an actual-days basis. The effect on the statements of operations of the difference between these two methods has been evaluated in the past and it was concluded that the impact was immaterial. However under SAB 108, the Company should have recorded a one-time adjustment to its retained earnings to correct for the cumulative impact of using the actual-days method.
Accordingly, the Company’s financial statements for the three and nine months ended September 30, 2006 and 2005 have been restated. Additionally, the footnotes impacted by these adjustments have been restated as well.

	As previously reported	As restated
	for the three months	for the three months
	ended September 30,	ended September 30,
(in thousands)	2006	Adjustments	2006

Statement of Operations Data
Maintenance revenue	$20,838	$(48)	$20,790
Subscriptions revenue	2,839	(56)	2,783
Total revenue	49,890	(104)	49,786
Gross profit	35,559	(104)	35,455
Income from operations	13,660	(104)	13,556
Income tax provision	5,573	(37)	5,536
Net income	8,503	(67)	8,436
Basic earnings per share	0.20	(0.01)	0.19
Diluted earnings per share	0.19	—	0.19

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
September 30, 2006
(Unaudited)

	As previously reported	As restated
	for the nine months	for the nine months
	ended September 30,	ended September 30,
(in thousands)	2006	Adjustments	2006

Statement of Operations Data
Maintenance revenue	$60,079	$(331)	$59,748
Subscriptions revenue	7,625	(91)	7,534
Total revenue	142,399	(422)	141,977
Gross profit	100,350	(422)	99,928
Income from operations	35,313	(422)	34,891
Income tax provision	14,043	(163)	13,880
Net income	21,903	(259)	21,644
Basic earnings per share	0.51	(0.01)	0.50
Diluted earnings per share	0.49	—	0.49

	As previously reported	As restated
	September 30,	September 30,
(in thousands)	2006	Adjustments	2006
			-
Balance Sheet Data
Deferred tax asset, current portion	$4,127	$1,128	$5,255
Total current assets	97,325	1,128	98,453
Total assets	182,925	1,128	184,053
Deferred revenue	71,573	2,906	74,479
Total current liabilities	92,326	2,906	95,232
Total liabilities	94,160	2,906	97,066
Retained earnings	72,676	(1,778)	70,898
Total liabilities and stockholders’ equity	182,925	1,128	184,053

	As previously reported	As restated
	for the three months	for the three months
	ended September 30,	ended September 30,
(in thousands)	2005	Adjustments	2005

Statement of Operations Data
Maintenance revenue	$18,110	$(52)	$18,058
Subscriptions revenue	1,895	(17)	1,878
Total revenue	43,144	(69)	43,075
Gross profit	30,583	(69)	30,514
Income from operations	10,717	(69)	10,648
Income tax provision	3,143	(27)	3,116
Net income	7,720	(42)	7,678
Basic earnings per share	0.18	—	0.18
Diluted earnings per share	0.17	—	0.17

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
September 30, 2006
(Unaudited)

	As previously reported	As restated
	for the nine months	for the nine months
	ended September 30,	ended September 30,
(in thousands)	2005	Adjustments	2005

Statement of Operations Data
Maintenance revenue	$52,752	$(103)	$52,649
Subscriptions revenue	5,028	(174)	4,854
Total revenue	123,355	(277)	123,078
Gross profit	87,022	(277)	86,745
Income from operations	37,007	(277)	36,730
Income tax provision	10,592	(99)	10,493
Net income	27,114	(178)	26,936
Basic earnings per share	0.64	(0.01)	0.63
Diluted earnings per share	0.58	—	0.58
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

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
September 30, 2006
(Unaudited)
Reclassifications
Certain amounts in the prior year consolidated statement of operations and notes to the consolidated financial statements have been reclassified to conform to the 2006 presentation. Under the current presentation, stock-based compensation expense in the statement of operations is allocated to individual components of operating expenses whereas it was shown as a single component of operating expenses in previous years. See Note 11 of the consolidated financial statements. Additionally, the presentation of segment information has been modified in 2006. See Note 13 to the consolidated financial statements.
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
Stock-based compensation
Effective January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No.123(R)”), using the modified prospective application method. SFAS No. 123(R) replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Under the modified prospective application method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123(R) apply to grants made after the adoption date, awards modified, repurchased or cancelled after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption is recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123 pro forma disclosures.
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
The adoption of SFAS No. 123(R) had a material impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. See Note 11 of these consolidated financial statements and discussion in the management’s discussion and analysis of financial condition and results of operations included in this report for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods under the provisions of SFAS No. 123. No new stock options were issued in the nine months ended September 30, 2006. The fair value of the Company’s options issued in prior periods was determined using the Black-Scholes option-pricing model.
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
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108, registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company was required to apply SAB 108 in the fiscal year ended December 31, 2006. Except as described in Note 2, the application of SAB 108 did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	as restated	as restated	as restated	as restated
(in thousands except share and per share amounts)	(see Note 2)	(see Note 2)	(see Note 2)	(see Note 2)

Numerator:
Net income	$8,436	$7,678	$21,644	$26,936

Denominator:
Weighted average common shares	43,438,730	41,961,726	43,182,585	42,628,278

Weighted average common shares from restricted stock issuance	148,305	—	146,955	—
Add effect of dilutive securities:
Employee stock-based compensation	1,092,239	3,055,495	1,260,035	4,048,078

Weighted average common shares assuming dilution	44,679,274	45,017,221	44,589,575	46,676,356

Earnings per share:
Basic	$0.19	$0.18	$0.50	$0.63
Diluted	$0.19	$0.17	$0.49	$0.58
6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(in thousands)	2006	2005

Prepaid rent	$556	$469
Prepaid insurance	676	382
Prepaid software maintenance and royalties	1,087	639
Taxes, prepaid and receivable	5,532	6,734
Other	757	517

	$8,608	$8,741

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

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
September 30, 2006
(Unaudited)

		Options	Options	Options	Range of
Plan	Date of adoption	outstanding	vested	unvested	exercise prices

1999 Stock Option Plan	October 13, 1999	355,933	355,933	—	$4.80
2001 Stock Option Plan	July 1, 2001	1,237,922	960,134	277,788	$4.80-$ 9.04
2004 Stock Plan	March 23, 2004	1,041,540	104,393	937,147	$8.00-$16.10

Total		2,635,395	1,420,460	1,214,935

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

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
September 30, 2006
(Unaudited)

	Three months	Three months	Three months	Nine months ended
	ended March 31,	ended June 30,	ended September	September 30,
(in thousands)	2005	2005	30, 2005	2005

Charge (credit) to adjust deferred compensation associated with fully vested and unexercised options of former CEO to period end closing stock price	$(7,908)	$2,648	$896	$(4,364)
Charge to adjust deferred compensation associated with option exercises of former CEO to stock price on date of transaction	—	430	533	963
Amortization of deferred compensation associated with formerly variable options which became fixed upon the Company’s IPO	268	242	140	650
Amortization of deferred compensation associated with restricted stock grants	—	—	38	38

Total	$(7,640)	$3,320	$1,607	$(2,713)

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
For the nine months ended September 30, 2006, the effects of applying the provisions of SFAS 123(R), as compared to as if reported under APB 25, on our operating results were as follows:

Nine months ended
September 30, 2006,
restated (see Note 2)
Effect of
(in thousands, except share and per share amounts)	SFAS 123(R)

Income from operations	$(4,295)
Income before income taxes	(4,295)
Net income	(2,894)

Cash flow from operating activities	(5,568)
Cash flow from financing activities	5,568

Earnings per share:
Basic	$(0.06)
Diluted	$(0.07)

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
Condensed notes to consolidated financial statements (continued)
September 30, 2006
(Unaudited)
A summary of unvested restricted stock as of September 30, 2006, and changes during the nine months then ended, is as follows:

		Weighted-
		average grant-
	Shares	date fair value

Unvested restricted stock at December 31, 2005	487,733	$14.52
Granted	32,494	20.56
Vested	(14,874)	12.82
Forfeited	(53,828)	14.32

Unvested restricted stock at September 30, 2006	451,525	$15.04

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
For the three and nine months ended September 30, 2005, had the Company accounted for all employee stock-based compensation based on the fair value method as prescribed by SFAS No. 123, the Company’s net income and net income per share would have been the following pro forma amounts:

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
	as restated	as restated
(in thousands, except share and per share amounts)	(see Note 2)	(see Note 2)

Net income, as reported	$7,678	$26,936
Total stock-based compensation expense (benefit), net of related tax effects included in the determination of net income as reported	1,151	(2,021)
Total stock-based compensation expense, net of related tax effects that would have been included in the determination of net income if the fair value method had been applied to all awards	(1,382)	(184)

Pro forma net income	$7,447	$24,731

Earnings per share:
Basic, as reported	$0.18	$0.63
Basic, pro forma	0.18	0.58
Diluted, as reported	0.17	0.58
Diluted, pro forma	0.17	0.53
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
13. Segment information
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

Blackbaud, Inc.
Condensed notes to consolidated financial statements (continued)
September 30, 2006
(Unaudited)

		Consulting and		Maintenance	Subscriptions		Total
		education	Analytic	as restated	as restated (see		as restated
(in thousands)	License fees	services (1)	services (2)	(see Note 2)	Note 2)	Other	(see Note 2)

Three months ended September 30, 2006
Revenue	$7,826	$14,941	$2,073	$20,790	$2,783	$1,373	$49,786
Direct controllable costs	514	6,504	1,156	2,693	597	1,243	12,707

Segment income	7,312	8,437	917	18,097	2,186	130	37,079
Corporate costs not allocated							1,624
Operating expenses							21,899
Interest income, net							(480)
Other expense, net							64

Income before provision for income taxes							$13,972

Three months ended September 30, 2005
Revenue	$7,291	$13,119	$1,367	$18,058	$1,878	$1,362	$43,075
Direct controllable costs	1,080	5,514	976	2,057	268	1,160	11,055

Segment income	6,211	7,605	391	16,001	1,610	202	32,020
Corporate costs not allocated							1,506
Operating expenses							19,866
Interest income, net							(178)
Other expense, net							32

Income before provision for income taxes							$10,794

		Consulting and		Maintenance	Subscriptions		Total
		education	Analytic	as restated	as restated		as restated
(in thousands)	License fees	services (1)	services (2)	(see Note 2)	(see Note 2)	Other	(see Note 2)

Nine months ended September 30, 2006
Revenue	$24,281	$41,071	$5,352	$59,748	$7,534	$3,991	$141,977
Direct controllable costs	1,694	19,266	2,681	8,134	1,587	3,742	37,104

Segment income	22,587	21,805	2,671	51,614	5,947	249	104,873
Corporate costs not allocated							4,945
Operating expenses							65,037
Interest income, net							(829)
Other expense, net							196

Income before provision for income taxes							$35,524

Nine months ended September 30, 2005
Revenue	$22,063	$35,818	$4,252	$52,649	$4,854	$3,442	$123,078
Direct controllable costs	3,166	15,546	2,599	6,334	980	3,094	31,719

Segment income	18,897	20,272	1,653	46,315	3,874	348	91,359
Corporate costs not allocated							4,614
Operating expenses							50,015
Interest income, net							(733)
Other expense, net							34

Income before provision for income taxes							$37,429

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other education services.

(2)	This segment consists of donor prospect research and data modeling services.
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
14. Subsequent events
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
Results of operations
The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	as restated	as restated	as restated	as restated
	(see Note 2)	(see Note 2)	(see Note 2)	(see Note 2)

Revenue
License fees	15.7%	16.9%	17.1%	17.9%
Services	34.2	33.6	32.7	32.6
Maintenance	41.8	41.9	42.1	42.8
Subscriptions	5.6	4.4	5.3	3.9
Other revenue	2.7	3.2	2.8	2.8

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue
Cost of license fees	1.0	2.5	1.2	2.6
Cost of services	17.4	17.1	17.5	17.0
Cost of maintenance	6.6	6.2	7.0	6.5
Cost of subscriptions	1.3	0.7	1.3	0.9
Cost of other revenue	2.5	2.7	2.6	2.5

Total cost of revenue	28.8	29.2	29.6	29.5

Gross profit	71.2	70.8	70.4	70.5

Operating expenses
Sales and marketing	20.6	20.0	21.2	20.5
Research and development	11.5	12.4	12.4	12.8
General and administrative	11.5	13.7	11.8	7.3
Amortization	0.4	—	0.4	—

Total operating expenses	44.0	46.1	45.8	40.6

Income from operations	27.2	24.7	24.6	29.9
Interest income	1.0	0.4	0.6	0.6
Interest expense	—	—	—	—
Other (expense) income, net	(0.1)	(0.1)	(0.2)	(0.1)

Income before provision for income taxes	28.1	25.0	25.0	30.4
Income tax provision	11.2	7.2	9.8	8.5

Net income	16.9%	17.8%	15.2%	21.9%

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
Comparison of the three months ended September 30, 2006 and 2005
Revenue
Third quarter of 2006 total revenue of $49.8 million increased by $6.7 million, or 15.6% compared with $43.1 million in the comparable period in 2005. The increase is due in part to growth in services and license fees to new and existing customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.
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
Services
Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. Third quarter revenue from services of $17.0 million in 2006 increased by $2.5 million, or 17.2% compared with $14.5 million in the third quarter of 2005. These amounts represent 34.2% and 33.6% of total revenue for the third quarter of 2006 and 2005, respectively. The revenue increase is principally the result of increased volume of services provided. Consulting, installation, training and implementation services involve converting data from a customer’s existing system, assistance in file set-up and system configuration, requisite product training and/or process re-engineering. These services account for $14.9 million and $13.1 million in the third quarter of 2006 and 2005, respectively, representing 87.8% and 90.6%, respectively, of total services revenue. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, which enables the customer to more effectively target its fundraising activities. We perform these assessments using our proprietary analytical and data enrichment tools. These services account for $2.1 million and $1.4 million in the third quarter of 2006 and 2005, respectively, and represent 12.2% and 9.4%, respectively, of total services revenue for the third quarter.
Maintenance
Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products and online, telephone and email support. Maintenance revenue of $20.8 million in the third quarter of 2006 increased $2.7 million, or 14.9%, compared with $18.1 million in the third quarter of 2005. These amounts represent 41.8% and 41.9% of total revenue for the third quarter of 2006 and 2005, respectively. The increase in maintenance revenue in the third quarter of 2006 over the third quarter of 2005 is comprised of $2.3 million from new maintenance contracts associated with new license agreements, including new products, $0.7 million from maintenance contract inflationary rate adjustments, and $0.4 million from maintenance agreements on customers acquired as part of the purchase of Campagne Associates, Ltd., offset by $0.8 million of maintenance contracts that were not renewed.
Subscriptions
Revenue from subscriptions is principally comprised of revenue from hosting our software applications for customers, certain data services, our online subscription training offerings and our hosted internet fundraising application. Subscriptions revenue of $2.8 million in the third quarter of 2006 increased $0.9 million, or 47.4%, compared with $1.9 million in the third quarter of 2005. These amounts represent 5.6% and 4.4% of our total revenue for the third quarter of 2006 and 2005, respectively. The increase in subscriptions revenue in the third quarter of 2006 over the third quarter of 2005 is comprised primarily of a $0.3 million increase in revenue from our software hosting activities, a $0.3 million

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
increase in revenue from our hosted internet fundraising application and a $0.1 million increase in revenue from our online analytics products.
Other revenue
Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue of $1.4 million in the third quarter of 2006 was essentially unchanged with the third quarter 2005. These amounts represent 2.7% and 3.2% of our total revenue for the third quarter of 2006 and 2005, respectively.
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

	Three months ended September 30, 2006, restated (see Note 2)			Three months ended September 30, 2005, restated (see Note 2)
	Without	Impact of	With	Without	Impact of	With
	stock-based	stock-based	stock-based	stock-based	stock-based	stock-based
	compensation	compensation	compensation	compensation	compensation	compensation
(as a percent of segment revenue)
Cost of license fees	6.6%	—%	6.6%	14.8%	—%	14.8%
Cost of services	50.1	0.7	50.8	50.5	0.4	50.9
Cost of maintenance	15.6	0.1	15.7	14.6	—	14.6
Cost of subscriptions	23.5	0.1	23.6	15.5	—	15.5
Cost of other revenue	90.8	—	90.8	86.0	—	86.0

(as a percent of total revenue)
Sales and marketing	20.2%	0.4%	20.6%	20.0%	—%	20.0%
Research and development	11.2	0.3	11.5	12.3	0.1	12.4
General and administrative	8.7	2.8	11.5	10.2	3.5	13.7

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
Cost of revenue
Cost of license fees
Cost of license fees includes third-party software royalties, variable reseller commissions and costs of shipping software products to our customers. Cost of license fees of $0.5 million for the third quarter of 2006 decreased by $0.6 million, or 54.5%, compared with $1.1 million in the third quarter of 2005. These amounts represent 6.6% and 14.8% of license fee revenue in 2006 and 2005, respectively. The decrease in cost of license fees is principally attributable to reduced reseller commissions which have declined by $0.4 million as a result of the discontinued use of those sales channels.
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
Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock-based compensation. For a tabular presentation of the revenues and direct costs associated with our consulting and education services and analytic services operating segments, see Note 13 of the consolidated financial statements.
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
Cost of subscriptions
Cost of subscriptions is primarily comprised of human resource costs, including stock-based compensation, third-party royalty and data expenses, hosting expenses, an allocation of our facilities and depreciation expenses, and other costs incurred in providing support and services to our customers. Cost of subscriptions of $0.7 million in the third quarter of 2006 increased $0.4 million, or 133.3%, compared with $0.3 million in the third quarter of 2005. Excluding stock-based

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
compensation, these amounts represent 23.5% and 15.5% of subscriptions revenue for the third quarter of 2006 and 2005, respectively. The increase in cost of subscriptions is principally due to a $0.2 million increase in salary, benefit and bonus expense in the third quarter of 2006 and a $0.1 million increase in data expense.
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
Operating expenses
Sales and marketing
Sales and marketing expenses include human resource costs, sales and marketing organizations, travel-related and entertainment expenses, sales commissions, advertising and marketing materials, public relations, stock-based compensation and an allocation of facilities and depreciation expenses. Sales and marketing costs of $10.3 million in the third quarter of 2006, including $0.2 million of stock-based compensation, increased $1.7 million or 19.8% over third quarter 2005 costs of $8.6 million, including less than $0.1 million in stock-based compensation. Excluding stock-based compensation costs, sales and marketing expenses represent 20.2% and 20.0% of total revenue in the third quarter of 2006 and 2005, respectively. Sales and marketing costs increased $0.7 million primarily related to salary, benefit and bonus expense from increases in the size and skill set of our sales force. Further increases are due from the payment of $0.3 million more in the third quarter of 2006 related to higher commissionable sales and additional travel-related expenses and marketing expenses of $0.3 million.
Research and development
Research and development expenses include human resource costs, third-party contractor expenses, software development tools, stock-based compensation, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products. Research and development costs of $5.7 million in the third quarter of 2006, including $0.2 million of stock-based compensation, increased $0.4 million or 7.5% over third quarter 2005 costs of $5.3 million. Excluding stock-based compensation costs, research and development expenses represented 11.2% and 12.3% of total revenue in the third quarter of 2006 and 2005, respectively. The increase in research and development costs is principally due to a $0.3 million increase in salary, benefit and bonus expense as a result of headcount increases to support enhancements to our existing products and development of new product offerings, and was offset with $0.1 million decrease in offshore development and other costs. However, research and development continues to fall as a percentage of revenue, in part because revenue continues to increase, but also because we have changed our mix of new hires to include more entry-level roles than in prior periods.
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
We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. To determine our tax provision, we applied our full-year estimated effective tax rate of 38.7% to year-to-date net income. Our actual effective tax rate for the three months ended September 30, 2006 was 39.6%. We had an annual effective tax rate of 28.5% for the year ended 2005. The effective tax rate for the three-month period ended September 30, 2005 was 28.9%, a period in which a change in state tax law resulted in establishing a deferred tax asset related to certain state tax credits.
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
Comparison of the nine months ended September 30, 2006 and 2005
Revenue
Total revenue of $142.0 million for the nine months ended September 30, 2006 increased by $18.9 million, or 15.4%, compared with $123.1 million in the comparable period in 2005. The increase is due in part to growth in services and license fees to new and existing customers. Also contributing to the growth is revenue from new maintenance contracts associated with the license agreements and revenue from our subscription offerings.
License fees
We derive revenue from license fees by selling rights to use our software products, typically under a perpetual license agreement. Revenue from license fees of $24.3 million in the nine months ended September 30, 2006 increased by $2.2 million, or 10.0%, compared with $22.1 million in the comparable period in 2005. These amounts represent 17.1% and 17.9% of total revenue for the first nine months of 2006 and 2005, respectively. The increase in license fees, which is primarily volume driven, in the nine months ended September 30, 2006 is attributable to a $2.1 million increase in product sales to new customers, including those obtained in the acquisition of Campagne Associates, Ltd., and a $0.1 million increase in product sales to our installed customer base. The license fees charged for our software products have remained relatively unchanged for this period. Of the overall $2.2 million increase in license fees, $2.0 million came from sales of our core software applications, including $1.0 million sold to new customers obtained in the acquisition of Campagne Associates, Ltd., $0.2 million came from internet-based products and $0.1 million came from ticketing solutions.
Services
Revenue from services includes fees received from customers for consulting, installation, implementation, training, donor prospect research and data modeling services. Revenue from services of $46.4 million for the nine months ended September 30, 2006 increased by $6.3 million, or 15.7%, compared with $40.1 million in the comparable period of 2005. These amounts represent 32.7% and 32.6% of total revenue for the first nine months of 2006 and 2005, respectively. The revenue increase is principally the result of increased volume of services provided and to a lesser extent the result of rate increases in the second half of 2005. Consulting, installation, training and implementation services involve converting data from a customer’s existing system, assistance in file set-up and system configuration, requisite product training and/or process re-engineering. These services account for $41.0 million and $35.8 million in the first nine months of 2006 and 2005, respectively, representing 88.5% and 89.4%, respectively, of total services revenue. Donor prospect research and data modeling services involve the performance of assessments of customer donor (current and prospective) information, which enables the customer to more effectively target its fundraising activities. We perform these assessments using our proprietary analytical and data enrichment tools. These services account for $5.4 million and $4.3 million in the first nine months of 2006 and 2005, respectively, and represent 11.5% and 10.6%, respectively, of total services revenue for that period.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
Maintenance
Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products and online, telephone and email support. Maintenance revenue of $59.7 million in the nine months ended September 30, 2006 increased $7.1 million, or 13.5%, compared with $52.6 million in the comparable period of 2005. These amounts represent 42.1% and 42.8% of our total revenue for the first nine months of 2006 and 2005, respectively. The increase in maintenance revenue in the first nine months of 2006 over the same period in 2005 is comprised of $6.2 million from new maintenance contracts associated with new license agreements, including new products, $2.0 million from maintenance contract inflationary rate adjustments, and $1.2 million from maintenance agreements on customers acquired as part of the purchase of Campagne Associates, Ltd., offset by $2.3 million of maintenance contracts that were not renewed.
Subscriptions
Revenue from subscriptions is principally comprised of revenue from hosted fundraising software solutions, certain data services, our online subscription training offerings and hosting of client internet sites. Subscriptions revenue of $7.5 million in the nine months ended September 30, 2006 increased $2.6 million, or 53.0%, compared with $4.9 million in the comparable period of 2005. These amounts represent 5.3% and 3.9% of our total revenue for the first nine months of 2006 and 2005, respectively. The increase in subscriptions revenue in the first nine months of 2006 over the same period in 2005 is comprised primarily of a $0.8 million increase in revenue from our online analytics products, a $0.6 million increase in revenue from our hosting activities and a $0.8 million increase in revenue from all our internet solutions.
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

	Nine months ended September 30, 2006, restated (see Note 2)			Nine months ended September 30, 2005. restated (see Note 2)
	Without	Impact of	With	Without	Impact of	With
	stock-based	stock-based	stock-based	stock-based	stock-based	stock-based
	compensation	compensation	compensation	compensation	compensation	compensation
(as a percent of segment revenue)
Cost of license fees	7.0%	—%	7.0%	14.3%	—%	14.3%
Cost of services	52.8	0.8	53.6	51.8	0.6	52.4
Cost of maintenance	16.5	0.1	16.6	15.0	0.1	15.1
Cost of subscriptions	23.4	0.2	23.6	23.2	—	23.2
Cost of other revenue	94.0	—	94.0	90.2	—	90.2

(as a percent of total revenue)
Sales and marketing	20.7%	0.5%	21.2%	20.4%	0.1%	20.5%
Research and development	12.0	0.4	12.4	12.7	0.1	12.8
General and administrative	8.9	2.9	11.8	9.9	(2.6)	7.3
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
Further analysis of cost of services is provided below; however, the costs presented are before the inclusion of various allocable corporate costs and stock-based compensation. For a tabular presentation of the revenues and direct costs associated with our consulting and education services and analytic services operating segments, see Note 13 of the consolidated financial statements.
Cost of revenue in providing consulting, installation, implementation and customer training (consulting and education services) was $19.3 million and $15.5 million in the first nine months of 2006 and 2005, respectively. These amounts represent 46.9% and 43.4% of the related revenue in the first nine months of 2006 and 2005, respectively. The increased cost of consulting and education services is primarily the result of a $2.9 million increase over the comparable period of 2005 for salary, benefits and bonus expense, as headcount was added to meet increased customer demand for these services and $0.1 million increases in each of travel-related expenses, recruiting and training supplies and a $0.2 million increase in the use of outside consultants.
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
Cost of maintenance
Cost of maintenance is primarily comprised of human resource costs, including stock-based compensation, third-party contractor expenses, third-party royalty costs and data expenses, an allocation of our facilities and depreciation expenses and other costs incurred in providing support and services to our customers. Cost of maintenance of $9.9 million in the nine months ended September 30, 2006, increased $2.0 million, or 25.3%, compared with $7.9 million in the comparable period of 2005. Excluding stock-based compensation, these amounts represent 16.5% and 15.0% of maintenance revenue for the first nine months of 2006 and 2005, respectively. The increased cost of maintenance compared with the first nine months of 2005 is primarily the result of a $1.3 million increase in salary, benefit and bonus expense due to increased headcount required to provide support activities and a $0.6 million increase in third-party software royalty expenses in connection with renewal of maintenance contracts related to our ticketing solution.
Cost of subscriptions
Cost of subscriptions is primarily comprised of human resource costs, including stock-based compensation, third-party royalty and data expenses, hosting expenses, an allocation of our facilities and depreciation expenses and other costs incurred in providing support and services to our customers. Cost of subscriptions of $1.8 million in the nine months ended September 30, 2006 increased $0.7 million, or 63.6%, compared with $1.1 million in the comparable period of 2005. Excluding stock-based compensation, these amounts represent 23.4% and 23.2% of subscriptions revenue for the first nine months of 2006 and 2005, respectively. The increased cost of subscriptions compared with the first nine months of 2005 is the result of a $0.5 million increase in salary, benefits and bonus expense as a result of higher headcount to support the growth rate of revenue from subscriptions.
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

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
Operating expenses
Sales and marketing
Sales and marketing expenses include human resource costs of our sales and marketing organizations, travel-related and entertainment expenses, sales commissions, advertising and marketing materials, public relations, stock-based compensation and an allocation of facilities and depreciation expenses. Sales and marketing costs of $30.1 million in the nine months ended September 30, 2006, including $0.6 million of stock-based compensation, increased $4.8 million or 19.0% over the first nine months of 2005 costs of $25.3 million, including $0.2 million in stock-based compensation. Excluding stock-based compensation costs, sales and marketing expenses represent 20.7% and 20.4% of total revenue in the first nine months of 2006 and 2005, respectively. The increase in sales and marketing costs compared with the first nine months of 2005 is the result of a $1.7 million increase in salary, benefits and bonus expense due to increases in the size and skill set of our sales force, combined with $1.3 million higher expense related to higher commissionable sales and a increase of $0.5 million for travel-related expenses. Marketing costs contributed an additional increase of $0.3 million and relocation costs and costs of outside contractors each increased $0.1 million.
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
General and administrative
General and administrative expenses consist primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, senior executives and corporate development; third-party professional fees; offering costs; bad debt expense; insurance; stock-based compensation; and other administrative expenses. General and administrative expenses of $16.8 million in the nine months ended September 30, 2006, including $4.2 million of stock- based compensation, increased $7.8 million over costs of first nine months of 2005 of $9.0 million, which included a net benefit of $3.3 million in stock-based compensation. Excluding stock-based compensation, our first nine months of 2006 general and administrative expenses of $12.6 million increased by $0.4 million, or 3.3%, over the first nine months of 2005 expense of $12.2 million and represent 8.9% and 9.9% of total revenue in the first nine months of 2006 and 2005, respectively. The increase in general and administrative costs compared with the first nine months of 2006 is principally due to $0.9 million in increased salary, benefits and bonus expense as we increased headcount, offset by $0.4 million less spending on costs associated with operating a public company as compliance costs related to the Sarbanes-Oxley Act of 2002 decreased after completing the first year of compliance. Other decreases of $0.1 million were experienced in both travel-related expenses and the use of outside services.
Income tax provision
We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. Our actual effective tax rate for the nine months ended September 30, 2006 was 39.1%. We had an annual effective tax rate of 28.5% in 2005, which differed from our quarterly rates due to the recording of estimated tax credits and offsetting valuation allowances in certain quarters. The effective tax rate for the nine months ended September 30, 2005 was 28.0%, a period in which we released $2.9 million of an existing valuation allowance against state income tax credits, resulting in a credit to our income tax expense.
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
Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash (benefits) expenses such as depreciation and amortization; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; (iii) adjustments to our provision for sales returns and allowances; and (iv) changes in our working capital, which are primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing an increase in working capital of $6.0 million and $5.3 million in the nine-month periods ended September 30, 2006 and 2005, respectively), together with changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets (collectively representing a decrease in working capital of $0.3 million and $11.1 million in the nine-month periods ended September 30, 2006 and 2005, respectively) due to timing of payments. As noted in the previous paragraph, under the modified prospective method of implementing SFAS 123(R), which we adopted in the first quarter of 2006, the excess windfall tax benefits on the exercise of stock options are shown as a financing inflow, rather than as an operating inflow, in the current year period. However, as required under that transition method, prior year periods are not restated to conform to the current presentation.
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
In coming to the conclusion our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report, we considered, among other things, the estimated impact of the restatement to the financial statements for the three and nine months ended September 30, 2006 and 2005.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)
We have concluded that the accounting misapplication discussed below and more fully described in Note 2 “Restatement of financial statements” in the condensed Notes to the consolidated financial statements, did not constitute a material weakness in disclosure controls and procedures, or internal controls and procedures over financial reporting, as of September 30, 2006.
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