Form 10-Q
period 2007-06-30
BLACKBAUD INC
filed 2007-08-09
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Common Stock outstanding as of August 1, 2007 was 44,071,969.

BLACKBAUD, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial statements
	Consolidated balance sheets as of June 30, 2007 and December 31, 2006 (unaudited)	1
	Consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 (unaudited)	2
	Consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the six months ended June 30, 2007 and the year ended December 31, 2006 (unaudited)	4
	Condensed notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	17
Item 3.	Quantitative and qualitative disclosures about market risk	38
Item 4.	Controls and procedures	38

PART II. OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds	39
Item 4.	Submission of matters to a vote of security holders	39
Item 6.	Exhibits	40

Signatures		41
Exhibit – 31.1
Exhibit – 31.2
Exhibit – 32.1
Exhibit – 32.2

PART I- FINANCIAL INFORMATION

Item 1.	Financial statements

Blackbaud, Inc.

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$17,663	$67,783
Cash, restricted	-	518
Accounts receivable, net of allowance of $1,600 and $1,268 at June 30, 2007 and December 31, 2006, respectively	46,038	29,505
Prepaid expenses and other current assets	8,074	8,507
Deferred tax asset, current portion	4,630	5,318

Total current assets	76,405	111,631
Property and equipment, net	13,792	10,524
Deferred tax asset	59,059	62,302
Goodwill	40,604	2,518
Intangible assets, net	28,860	7,986
Other assets	25	48

Total assets	$218,745	$195,009

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,103	$5,863
Accrued expenses and other current liabilities	14,870	16,047
Deferred acquisition costs, current portion	-	518
Capital lease obligations, current portion	517	-
Short-term debt	15,000	-
Deferred revenue	86,109	75,078

Total current liabilities	121,599	97,506
Deferred acquisition costs, noncurrent	-	271
Capital lease obligations, noncurrent	790	-
Deferred revenue, noncurrent	2,921	1,874
Other noncurrent liabilities	975	-

Total liabilities	126,285	99,651

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value; 180,000,000 shares authorized, 49,326,888 and 49,205,522 shares issued at June 30, 2007 and December 31, 2006, respectively	49	49
Additional paid-in capital	93,441	88,409
Treasury stock, at cost; 5,366,054 and 4,743,895 shares at June 30, 2007 and December 31, 2006, respectively	(83,736)	(69,630)
Accumulated other comprehensive income	205	232
Retained earnings	82,501	76,298

Total stockholders’ equity	92,460	95,358

Total liabilities and stockholders’ equity	$218,745	$195,009

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2007	2006	2007	2006
Revenue
License fees	$11,030	$9,234	$19,097	$16,455
Services	22,218	15,695	40,532	29,409
Maintenance	23,164	19,919	45,600	38,958
Subscriptions	5,539	2,463	10,332	4,751
Other revenue	2,094	1,328	3,629	2,618

Total revenue	64,045	48,639	119,190	92,191

Cost of revenue
Cost of license fees	804	510	1,280	1,180
Cost of services	13,606	8,147	25,722	16,258
Cost of maintenance	4,220	3,451	8,239	6,658
Cost of subscriptions	2,190	577	4,114	1,117
Cost of other revenue	1,776	1,415	3,136	2,505

Total cost of revenue	22,596	14,100	42,491	27,718

Gross profit	41,449	34,539	76,699	64,473

Operating expenses
Sales and marketing	14,223	10,537	27,140	19,821
Research and development	6,926	5,886	13,753	11,910
General and administrative	6,592	5,627	12,736	11,088
Amortization	98	190	182	319

Total operating expenses	27,839	22,240	53,811	43,138

Income from operations	13,610	12,299	22,888	21,335
Interest income	156	224	527	373
Interest expense	(379)	(12)	(746)	(24)
Other (expense), net	(8)	(103)	(77)	(132)

Income before provision for income taxes	13,379	12,408	22,592	21,552
Income tax provision	5,176	4,760	8,633	8,344

Net income	$8,203	$7,648	$13,959	$13,208

Earnings per share
Basic	$0.19	$0.18	$0.32	$0.31
Diluted	$0.19	$0.17	$0.31	$0.30

Common shares and equivalents outstanding
Basic weighted average shares	43,355,261	43,218,530	43,508,166	43,052,552
Diluted weighted average shares	44,338,741	44,650,455	44,501,949	44,577,197
Dividends per share	$0.085	$0.070	$0.170	$0.140

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2007	2006
Cash flows from operating activities
Net income	$13,959	$13,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,570	1,745
Provision for doubtful accounts and sales returns	1,271	572
Stock-based compensation expense	3,511	3,976
Amortization of deferred financing fees	24	24
Deferred taxes	4,028	3,907
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(11,897)	(9,276)
Prepaid expenses and other assets	1,250	1,224
Trade accounts payable	(1,388)	(1,467)
Accrued expenses and other current liabilities	(4,298)	(1,772)
Deferred revenue	9,360	7,494

Net cash provided by operating activities	19,390	19,635

Cash flows from investing activities
Purchase of property and equipment	(3,128)	(1,434)
Purchase of net assets of acquired companies, net of cash acquired	(59,243)	(6,083)

Net cash used in investing activities	(62,371)	(7,517)

Cash flows from financing activities
Proceeds from issuance of debt	30,000	-
Proceeds from exercise of stock options	828	4,766
Excess tax benefit on exercise of stock options	709	4,403
Payments on debt	(15,000)	-
Payments on debt acquired	(1,922)	-
Payments on capital lease obligations	(204)	-
Purchase of treasury stock	(14,106)	(6,991)
Dividend payments to stockholders	(7,503)	(6,103)

Net cash used in financing activities	(7,198)	(3,925)

Effect of exchange rate on cash and cash equivalents	59	45

Net (decrease) increase in cash and cash equivalents	(50,120)	8,238
Cash and cash equivalents, beginning of period	67,783	22,683

Cash and cash equivalents, end of period	$17,663	$30,921

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

(Unaudited)

	Comprehensive income	Common stock		Additional paid-in capital	Deferred compensation	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
(in thousands, except share amounts)		Shares	Amount
Balance at December 31, 2005		47,529,836	48	73,583	(6,497)	(60,902)	92	58,428	64,752

Net income	$30,153	-	-	-	-	-	-	30,153	30,153
Payment of dividends	-	-	-	-	-	-	-	(12,283)	(12,283)
Purchase of 442,000 treasury shares under stock repurchase program and surrender of 34,582 shares upon option exercises and stock vesting	-	-	-	-	-	(8,728)	-	-	(8,728)
Exercise of stock options	-	1,449,468	1	7,863	-	-	-	-	7,864
Tax impact of exercise of nonqualified stock options	-	-	-	6,060	-	-	-	-	6,060
Reclassification due to adoption of new accounting pronouncement	-	-	-	(6,497)	6,497	-	-	-	-
Cumulative effect adjustment to assume historical forfeitures	-	-	-	(20)	-	-	-	-	(20)
Stock-based compensation	-	-	-	7,420	-	-	-	-	7,420
Restricted stock grants	-	284,295	-	-	-	-	-	-	-
Restricted stock cancellations	-	(58,077)	-	-	-	-	-	-	-
Translation adjustment, net of tax	140	-	-	-	-	-	140	-	140

Comprehensive income	$30,293

Balance at December 31, 2006		49,205,522	$49	$88,409	$-	$(69,630)	$232	$76,298	$95,358
Net income	$13,959	-	-	-	-	-	-	13,959	13,959
Payment of dividends	-	-	-	-	-	-	-	(7,503)	(7,503)
Purchase of 620,878 treasury shares under stock repurchase program and surrender of 1,281 shares upon restricted stock vesting	-	-	-	-	-	(14,106)	-	-	(14,106)
Exercise of stock options	-	131,767	-	828	-	-	-	-	828
Tax impact of exercise of nonqualified stock options	-	-	-	709	-	-	-	-	709
Cumulative effect of FIN 48 adoption	-	-	-	-	-	-	-	(269)	(269)
Stock-based compensation	-	-	-	3,495	-	-	-	16	3,511
Restricted stock grants	-	7,560	-	-	-	-	-	-	-
Restricted stock cancellations	-	(17,961)	-	-	-	-	-	-	-
Translation adjustment, net of tax	(27)	-	-	-	-	-	(27)	-	(27)

Comprehensive income	$13,932

Balance at June 30, 2007		49,326,888	$49	$93,441	$-	$(83,736)	$205	$82,501	$92,460

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Condensed notes to consolidated financial statements

(Unaudited)

1. Organization

Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of June 30, 2007, the Company had approximately 16,000 active customers distributed across multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim financial statements

The interim consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 and other forms filed with the SEC from time to time.

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

Revenue recognition

The Company’s revenue is generated primarily by selling perpetual licenses or charging for the use of its software products and providing support, training, consulting, technical and other professional services for those products. The Company makes available certain of its software products for use in hosted application arrangements without licensing perpetual rights to the software (“hosted applications”). Additionally, the Company provides hosting services to customers who have purchased perpetual rights to certain of its software products (“hosting services”). The Company recognizes revenue in accordance with:

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

•

The American Institute of Certified Public Accountants Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants,

•	The SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,”

•

The Emerging Issues Task Force (“EITF”) Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” and

•	The EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

The Company recognizes revenue from the sale of perpetual software license rights when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customers, the fee is fixed or determinable and collection of the resulting receivable is probable. The Company deems acceptance of an agreement to be evidence of an arrangement. Delivery occurs when the product is shipped or transmitted. The Company’s typical license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s standard payment terms. The Company considers payment terms greater than 90 days to be beyond its customary payment terms. The Company deems collection probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, the Company postpones recognition of the revenue until cash collection. The Company sells software licenses with maintenance and, often times, professional services. The Company allocates revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. Fair value for the maintenance services associated with the Company’s software licenses is based upon renewal rates stated in the Company’s agreements, which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis.

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

The Company sells training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. Additionally, the Company sells a fixed-rate program, which permits customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions, and revenue is recognized ratably over this contract period.

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

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

Stock-based compensation

Stock-based compensation is accounted for in accordance the provisions of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The provisions of SFAS No. 123(R) apply to grants made after the adoption date, awards modified, repurchased or cancelled after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption is recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma disclosures.

No new stock options were issued in the six months ended June 30, 2007. During the six months ended June 30, 2007, 7,560 shares of restricted stock and 89,794 stock appreciation rights were granted. The aggregate grant date fair value of awards issued during the period was $804,000, which will be recognized as expense over the requisite service period of the awards.

Stock-based compensation expense is allocated to expense categories on the statements of operations. The following table summarizes stock-based compensation for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Included in cost of revenue:
Cost of services	$182	$140	$339	$280
Cost of maintenance	52	29	99	58
Cost of subscriptions	11	5	21	9
Total included in cost of revenue	245	174	459	347
Included in operating expenses:
Sales and marketing	261	220	521	440
Research and development	266	188	535	379
General and administrative	1,027	1,420	1,996	2,810
Total included in operating expenses	1,554	1,828	3,052	3,629
Total	$1,799	$2,002	$3,511	$3,976

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Included in cost of revenue:
Cost of license fees	$43	$-	$67	$-
Cost of services	312	-	533	-
Cost of maintenance	103	-	181	-
Cost of subscriptions	214	-	403	-
Cost of other revenue	21	-	37	-
Total included in cost of revenue	693	-	1,221	-
Included in operating expenses	98	190	182	319
Total	$791	$190	$1,403	$319

Income taxes

Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with its 1999 recapitalization, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and as a result of the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company has not recorded a valuation allowance against this item in its deferred tax asset as of June 30, 2007 or December 31, 2006, as the Company believes it will be able to utilize this benefit, which is dependent upon the Company’s ability to generate taxable income.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN 48”) on January 1, 2007. Under FIN 48 the tax benefit from an uncertain tax position must be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest accrued related to unrecognized tax benefits are recognized in the provision for income taxes. The disclosure requirements and cumulative effect of adoption of FIN 48 are presented in Note 10.

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

3. Business combination

On January 16, 2007, the Company acquired Target Software, Inc. and Target Analysis Group, Inc., or the Target Companies, privately-owned affiliated companies based in Cambridge, Massachusetts. The two acquired companies provide solutions that help organizations analyze, plan, forecast, execute, and manage high-volume fundraising campaigns while simultaneously helping them maintain long-term donor relationships. The acquisition of the Target Companies is expected to significantly advance the Company’s strategic goal of providing a complete solution for meeting the fundraising and direct marketing needs of the nonprofit sector. The Target Companies were acquired for approximately $58,710,000, including direct acquisition-related costs, in an all cash transaction that was financed by a combination of cash on hand and borrowings under the Company’s credit facility. An additional amount of up to $2,400,000 is contingently payable to the sellers under an earn-out arrangement based upon performance of the acquired businesses over the next year. The results of operations of the Target Companies are included in the consolidated financial statements of the Company from the date of acquisition.

The allocation of the purchase price to other intangible assets is based on a preliminary third-party valuation and is subject to modification in the future. Any such modification is not expected to be significant. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition of the Target Companies (in thousands):

Cash and cash equivalents	$507
Accounts receivable	5,178
Other current assets	168
Property and equipment	2,291
Deferred tax assets	738
Intangible assets	22,323
Goodwill	37,198
Trade accounts payable	(611)
Accrued expenses and other current liabilities	(3,844)
Deferred revenue, current and noncurrent	(1,807)
Loans from shareholders, current	(1,921)
Capital lease obligations, current and noncurrent	(1,510)

Total purchase price	$58,710

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

Of the total amount of goodwill arising in the acquisition, $36,129,000 is expected to be deductible for income tax purposes.

The acquisition resulted in the identification of $22,323,000 of intangible assets, all of which are subject to amortization. The following table presents the amounts assigned to each intangible asset class:

	Intangible assets acquired (in thousands)	Weighted average amortization period (in years)
Customer relationships	$13,627	12.7
Software	3,655	10.0
Database	3,441	8.0
Tradename	800	5.0
Noncompetition agreements	800	5.0
Total	$22,323	11.0

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

	Three months ended June 30,	Six months ended June 30,
(in thousands, except per share amounts)	2006	2007	2006
Revenue	$53,171	$119,971	$100,866
Net income	6,440	13,707	10,829

Earnings per share, basic	$0.15	$0.32	$0.25
Earnings per share, diluted	0.14	0.31	0.24

The change in goodwill during the six months ended June 30, 2007 consisted of the following:

(in thousands)
Balance at December 31, 2006	$2,518
Addition related to business combination	37,198
Payment of contingent consideration	825
Effect of foreign currency translation	63

Balance at June 30, 2007	$40,604

4. Earnings per share

The Company computes earnings per common share in accordance with SFAS Statement No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of non-vested restricted stock and settlement of stock appreciation rights.

Diluted earnings per share for the three months ended June 30, 2007 and 2006 includes the effect of 983,480 and 1,431,925 potential common shares, respectively. Diluted earnings per share for the six months ended June 30, 2007 and 2006 includes the effect of 993,783 and 1,524,645 potential common shares, respectively. There were no anti-dilutive potential common shares outstanding for the three and six months ended June 30, 2007 and 2006.

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2007	2006	2007	2006
Numerator:
Net income, as reported	$8,203	$7,648	$13,959	$13,208

Denominator:
Weighted average common shares	43,355,261	43,218,530	43,508,166	43,052,552
Add effect of dilutive securities:
Employee stock options and restricted stock	983,480	1,431,925	993,783	1,524,645

Weighted average common shares assuming dilution	44,338,741	44,650,455	44,501,949	44,577,197
Earnings per share:
Basic	$0.19	$0.18	$0.32	$0.31
Diluted	$0.19	$0.17	$0.31	$0.30

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2007 and December 31, 2006:

(in thousands)	June 30, 2007	December 31, 2006
Prepaid rent	$194	$187
Deferred sales commissions	1,346	588
Prepaid insurance	83	439
Prepaid software maintenance and royalties	1,731	1,633
Taxes, prepaid and receivable	3,696	4,986
Other	1,024	674
Total prepaid expenses and other current assets	$8,074	$8,507

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2007 and December 31, 2006:

(in thousands)	June 30, 2007	December 31, 2006
Accrued bonuses	$3,996	$4,599
Accrued commissions and salaries	1,935	1,954
Customer credit balances	1,292	1,060
Taxes payable	2,569	4,703
Accrued accounting and legal fees	1,311	1,278
Accrued health care costs	566	489
Other	3,201	1,964
Total accrued expenses and other current liabilities	$14,870	$16,047

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

8. Revolving credit facility

On September 3, 2004, the Company entered into a $30,000,000 revolving credit facility. Amounts borrowed under the $30,000,000 revolving credit facility bear interest, at the Company’s option, at a variable rate based on either the prime rate, federal funds rate or LIBOR plus a margin of between 0.5% and 2.0% based on the Company’s consolidated leverage ratio as defined. Amounts outstanding under the facility are not secured by a lien on the Company’s assets, but are guaranteed by certain of the Company’s subsidiaries and the facility is subject to covenants, including a maximum leverage ratio, minimum interest coverage ratio and minimum net worth.

In January 2007, the Company borrowed $30,000,000 under the credit facility in connection with the acquisition of the Target Companies. As of June 30, 2007, there was $15,000,000 in principal outstanding under the credit facility and the annual interest rate was 6.82%. The Company was in compliance with all covenants under the agreement at June 30, 2007. The termination date of the facility is September 30, 2007.

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

Year ending December 31, (in thousands)	Operating leases	Capital leases
2007 - remaining	$3,706	$312
2008	6,860	586
2009	7,207	389
2010	4,101	168
2011 and thereafter	223	42
Total minimum lease payments	$22,097	1,497
Less: portion representing interest		190

Present value of net minimum lease payments		1,307
Less: current portion		517

Noncurrent portion		$790

Lease agreement

On October 13, 1999, the Company entered into a lease agreement for office space with Duck Pond Creek, LLC, which is partially owned by certain current executive officers of the Company. The term of the lease is for ten years with two five-year renewal options by the Company. The current annual base rent of the lease is $4,809,000 payable in equal monthly installments. The base rate escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement.

The Company has subleased a portion of its headquarters facility under various agreements extending through 2008. Under these agreements, rent expense was reduced by $93,000 and $121,000 for the three months ended June 30, 2007 and 2006, respectively, and $201,000 and $242,000 for the six months ended June 30, 2007 and 2006, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $350,000 and $128,000 for the years 2007 and 2008, respectively. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $482,000 and $435,000 for the three months ended June 30, 2007 and 2006, respectively, and $846,000 and $862,000 for the six months ended June 30, 2007 and 2006, respectively.

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

Other commitments

The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. The Company incurred expense under this agreement of $50,000 for each of the three-month periods ended June 30, 2007 and 2006 and $100,000 for each of the six-month periods ended June 30, 2007 and 2006.

The Company utilizes third-party relationships in conjunction with its products. The contractual arrangements vary in length from one to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements at June 30, 2007 is approximately $804,000 through 2009. The Company incurred expense under these arrangements of $231,000 and $199,000 for the three months ended June 30, 2007 and 2006, respectively, and $426,000 and $340,000 for the six months ended June 30, 2007 and 2006, respectively.

Legal contingencies

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s financial position, results of operations or cash flows.

10. Income taxes

Income taxes for the six-month period ended June 30, 2007 were calculated using the projected effective tax rate for fiscal 2007 in accordance with SFAS No. 109. The 2007 estimated annual effective tax rate of 39.1%, which excludes period-specific items, was applied as the effective rate for the quarter ended June 30, 2007. The Company’s effective tax rates for the three-month period ended June 30, 2007 and 2006 was 38.7% and 38.4%, respectively. As of June 30, 2007, the Company had state tax credits of $10,223,000, $6,645,000 net of federal tax effect, which will expire between 2009 and 2020, if unused. These tax credits had a valuation reserve of approximately $5,000,000, $3,245,000 net of federal tax effect, as of June 30, 2007. During the six months ended June 30, 2007, the valuation allowance was increased $166,000 for state credits that are expected to expire unused.

Excess tax benefits on stock option exercises of approximately $709,000 and $4,403,000 were recorded in stockholders’ equity in the three months ended June 30, 2007 and 2006, respectively.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recognized a $269,000 reduction, including interest and penalties and net of applicable taxes, to the January 1, 2007 balance of retained earnings. The amount of the Company’s unrecognized tax benefits as of January 1, 2007 was $642,000, of which $417,000 would impact the effective rate of the Company if recognized. As of the date of adoption, the total amount of accrued interest and penalties was $334,000. No significant change in the gross amount of unrecognized tax benefits is expected within the next 12 months. In the six months ended June 30, 2007, changes in accrued interest, penalties and unrecognized tax benefits as a result of tax positions taken in current and prior years were insignificant.

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

11. Stockholders’ equity

Preferred stock

The Company has authorized 20,000,000 shares of preferred stock. No shares were issued and outstanding at June 30, 2007 and December 31, 2006. The Company's Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

Dividends

On February 2, 2007, the Company’s Board of Directors approved an increase to the Company’s annual dividend from $0.28 per share to $0.34 per share and declared its first quarter dividend of $0.085 per share, which was paid on March 15, 2007 to stockholders of record on February 28, 2007.

On May 1, 2007, the Company’s Board of Directors declared a second quarter dividend of $0.085 per share which was paid on June 15, 2007 to stockholders of record on May 28, 2007.

Stock repurchase program

On July 26, 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $35,000,000 of the Company’s outstanding shares of common stock. The shares could be purchased in conjunction with a public offering of the Company’s stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. In the six months ended June 30, 2007, the Company repurchased 620,878 shares under this program at an average price per share of $22.64. The Company accounts for purchases of treasury stock under the cost method, which resulted in an increase to the treasury stock balance of $14,079,000 as of June 30, 2007. On June 13, 2007, the Company’s Board of Directors approved a $35,000,000 increase to the stock repurchase program. The remaining amount available to purchase stock under this plan was $41,181,000 as of June 30, 2007.

In addition to the Company’s stock repurchase plan, 1,281 shares, totaling $28,000, were surrendered by restricted stock holders to satisfy their tax obligations due upon vesting of restricted stock during the six months ended June 30, 2007.

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

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related human resource costs, travel-related costs, third-party contractors, data expense, classroom rentals and other direct costs, for the three and six months ended June 30, 2007 and 2006 were as follows:

(in thousands)	License fees	Consulting and education services (1)	Analytic services (2)	Maintenance	Subscriptions	Other	Total
Three months ended June 30, 2007
Revenue	$11,030	$18,589	$3,629	$23,164	$5,539	$2,094	$64,045
Direct controllable costs	762	9,626	1,906	3,293	1,698	1,751	19,036
Segment income	10,268	8,963	1,723	19,871	3,841	343	45,009
Corporate costs not allocated (3)							3,560
Operating expenses							27,839
Interest (income) expense, net							223
Other expense (income), net							8
Income before provision for income taxes							$13,379

Three months ended June 30, 2006
Revenue	$9,234	$13,582	$2,113	$19,919	$2,463	$1,328	$48,639
Direct controllable costs	510	6,448	706	2,832	512	1,413	12,421
Segment income	8,724	7,134	1,407	17,087	1,951	(85)	36,218
Corporate costs not allocated (3)							1,679
Operating expenses							22,240
Interest (income) expense, net							(212)
Other expense (income), net							103

Income before provision for income taxes							$12,408

(in thousands)	License fees	Consulting and education services (1)	Analytic services (2)	Maintenance	Subscriptions	Other	Total
Six months ended June 30, 2007
Revenue	$19,097	$33,935	$6,597	$45,600	$10,332	$3,629	$119,190
Direct controllable costs	1,214	18,507	3,425	6,447	3,173	3,091	35,857
Segment income	17,883	15,428	3,172	39,153	7,159	538	83,333
Corporate costs not allocated (3)							6,634
Operating expenses							53,811
Interest (income) expense, net							219
Other expense (income), net							77

Income before provision for income taxes							$22,592

Six months ended June 30, 2006
Revenue	$16,455	$26,130	$3,279	$38,958	$4,751	$2,618	$92,191
Direct controllable costs	1,180	12,762	1,525	5,441	990	2,499	24,397
Segment income	15,275	13,368	1,754	33,517	3,761	119	67,794
Corporate costs not allocated (3)							3,321
Operating expenses							43,138
Interest (income) expense, net							(349)
Other expense (income), net							132

Income before provision for income taxes							$21,552

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other educational services.
(2)	This segment consists of donor prospect research and data modeling services.
(3)	Various corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization of intangibles arising from business combinations are not allocated to the segment incomes as management believes that the exclusion of these costs allows the Company to better understand and manage other operating expenses and cash needs.

13. Subsequent events

On July 25, 2007, the Company entered into a $75,000,000 revolving credit facility. The new revolving credit facility has a term of five years, is guaranteed by the material domestic subsidiaries and is collateralized with the stock of all of the Company’s subsidiaries. Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at a

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

variable rate based on the higher of the prime rate or federal funds rate plus a margin of 0.5% to 2.0% or LIBOR plus a margin of 1.0% to 1.5% depending on the nature of the loan and the debt ratio at the time of the borrowing. The outstanding balance of the previous credit facility on July 25, 2007 of $10,000,000 was transferred upon its termination to the new credit facility and bears interest at 6.57%.

On August 3, 2007, the Company’s Board of Directors declared a third quarter dividend of $0.085 per share payable on September 14, 2007 to stockholders of record on August 28, 2007.

On August 1, 2007, the Company acquired eTapestry.com, Inc. (“eTapestry”), a privately-owned company based near Indianapolis, Indiana. eTapestry is the provider of an on-demand fundraising solution, which is easy to use, easy to deploy and maintain. The acquisition of eTapestry allows the Company to address a market opportunity by providing an on-demand solution that is suited for smaller organizations interested in a relatively low cost offering and mid-sized nonprofits interested in a stand-alone fundraising solution deployed in an on-demand model. eTapestry was acquired for approximately $24,750,000 in a cash deal financed by a combination of cash on hand and borrowings of $12,500,000 under the Company’s new revolving credit facility. An additional amount of up to $1,500,000 is contingently payable under a stock-based incentive arrangement based upon performance of the acquired business over the next two years.

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

Overview

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of June 30, 2007, we had approximately 16,000 customers. Our customers operate in multiple verticals within the nonprofit market, including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

•

The Emerging Issues Task Force (“EITF”) Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” and

•	The EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

We recognize revenue from the sale of perpetual license rights to software when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customers, the fee is fixed or determinable and collection of the resulting receivable is probable. We deem acceptance of an agreement to be evidence of an arrangement. Delivery occurs when the product is shipped or transmitted. Our typical license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. We consider payment terms greater than 90 days to be beyond its customary payment terms. We deem collection probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we postpone recognition of the revenue until cash collection. We sell software licenses with maintenance and, often times, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to us. Fair value for the maintenance services associated with our software licenses is based upon renewal rates stated in our agreements, which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis.

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

We recognize analytic services revenue from donor prospect research engagements, sales of lists of potential donors, benchmarking studies and data modeling service engagements upon delivery.

We sell training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. Additionally, we sell a fixed-rate program, which permits customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions, and revenue is recognized ratably over this contract period.

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

Stock-based compensation

We account for stock-based compensation in accordance the provisions of FASB’s Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period.

The determination of the fair value of the stock options and stock appreciation rights is made using an option pricing model and requires us to use significant judgment to make estimates regarding the life of the award, volatility of our stock price, the risk-free interest rate and the dividend yield of our stock over the life of the award. Changes to these estimates would result in different fair values of awards.

SFAS 123(R) requires us to estimate the number of awards that will be forfeited and recognize expense only for those awards that ultimately vest. Significant judgment is required in determining the adjustment to compensation expense for estimated forfeitures. Compensation expense in a period could be impacted, favorably or unfavorably, by differences between forfeiture estimates and actual forfeitures.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123(R) apply to grants made after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption are recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma disclosures.

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

Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. In addition, we were not subject to income tax in many of the states in which we operated as a result of our S corporation status. We historically made distributions to our stockholders to cover the stockholders’ anticipated tax liability. In connection with our 1999 recapitalization (See Note 2 to the consolidated financial statements), we converted our U.S. taxable status from an S corporation to a C corporation. Accordingly, since October 14, 1999 we have been subject to federal and state income taxes. Upon the conversion and in connection with the recapitalization, we recorded a one-time benefit of $107.0 million to establish a deferred tax asset as a result of the recapitalization agreement.

We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance; we must include an expense within the tax provision in the statement of operations. Except with respect to certain state income tax credits, we have not recorded a valuation allowance as of June 30, 2007 and December 31, 2006, because we expect to be able to utilize our entire net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of additional tax deductions permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.

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

being realized upon ultimate resolution. Penalties and interest related to uncertain tax positions are recorded as tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions.

Contingencies

We are subject to the possibility of various loss contingencies in the normal course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions that have been deemed reasonable by us. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our financial position, results of operations or cash flows in any particular period.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Results of operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue
License fees	17.2%	19.0%	16.0%	17.8%
Services	34.7	32.3	34.0	31.9
Maintenance	36.2	41.0	38.3	42.3
Subscriptions	8.6	5.0	8.7	5.2
Other revenue	3.3	2.7	3.0	2.8

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue
Cost of license fees	1.3	1.0	1.1	1.3
Cost of services	21.2	16.8	21.6	17.7
Cost of maintenance	6.6	7.1	6.9	7.2
Cost of subscriptions	3.4	1.2	3.5	1.2
Cost of other	2.8	2.9	2.5	2.7

Total cost of revenue	35.3	29.0	35.6	30.1

Gross profit	64.7	71.0	64.4	69.9

Operating expenses
Sales and marketing	22.2	21.7	22.8	21.5
Research and development	10.8	12.1	11.5	12.9
General and administrative	10.2	11.6	10.7	12.0
Amortization	0.2	0.4	0.2	0.3

Total operating expenses	43.4	45.8	45.2	46.7

Income from operations	21.3	25.2	19.2	23.2
Interest income	0.2	0.5	0.5	0.3
Interest expense	(0.6)	0.0	(0.6)	0.0
Other (expense) income, net	0.0	(0.2)	(0.1)	(0.1)

Income before provision for income taxes	20.9	25.5	19.0	23.4
Income tax provision	8.1	9.8	7.3	9.1

Net income	12.8%	15.7%	11.7%	14.3%

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Comparison of the three months ended June 30, 2007 and 2006

We completed the acquisition of Target Software, Inc. and Target Analysis Group, Inc., together referred to as the Target Companies, on January 16, 2007. The results of operations from the Target Companies are included in our consolidated results of operations from the date of acquisition.

Revenue

The table below compares revenue from our statement of operations for the three months ended June 30, 2007 with the same period of 2006.

	Three months ended June 30,
(in millions)	2007	2006	Change	% Change

License fees	$11.0	$9.2	$1.8	20%
Services	22.2	15.7	6.5	41
Maintenance	23.2	19.9	3.3	17
Subscriptions	5.5	2.5	3.0	120
Other	2.1	1.3	0.8	62
Total revenue	$64.0	$48.6	$15.4	32%

Total revenue increased $15.4 million, or 32%, in the second quarter of 2007 compared to the second quarter of 2006. A total of $5.8 million or 38% of this increase was attributable to the inclusion of the Target Companies in our consolidated results of operations. The remaining increase in revenue in the second quarter of 2007 is due to growth in services and license fees to new and existing customers partially due to the introduction of new product offerings. Also contributing to the growth is revenue from new maintenance contracts associated with these new license agreements and existing client increases and revenue from our subscription offerings.

Segment results

We analyze our business according to our six operating segments as identified in Note 12, which are license fees, consulting and education services, analytic services, maintenance, subscriptions and other. The analyses provided below are presented on a non-GAAP basis before the inclusion of various allocable corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization of intangibles arising from business combinations because, in managing our operations, we believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs.

License fees

	Three months ended June 30,
(in millions)	2007	2006	Change	% Change

License fee revenue	$11.0	$9.2	$1.8	20%
Direct controllable cost of license fees	0.8	0.5	0.3	60
Segment income	$10.2	$8.7	$1.5	17%
Segment margin %	93%	95%

Revenue from license fees is derived from the sale of our software products, under a perpetual license agreement. License fee revenue growth in the second quarter of 2007, which is primarily volume driven, is attributable to a $0.3 million increase in sales to existing clients and $1.5 million increase in product sales to new customers, including $0.2 million to customers of the Target Companies.

Direct controllable cost of license fees includes third-party software royalties and costs of shipping software products to our customers. The increase in cost of license fees in the second quarter of 2007 was primarily due to an increase in third-party royalty expense of $0.2 million associated with Patron Edge, our ticketing software.

The 2% decrease in segment margin is the result of a higher mix of software sales which contain third-party software for which we pay royalties, primarily The Patron Edge.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Consulting and education services

	Three months ended June 30,
(in millions)	2007	2006	Change	% Change

Consulting and education services revenue	$18.6	$13.6	$5.0	37%
Direct controllable cost of consulting and education services	9.6	6.4	3.2	50
Segment income	$9.0	$7.2	$1.8	25%
Segment margin %	48%	53%

Consulting and education services revenue consists of consulting, installation, implementation and education services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities.

The rates charged for our service offerings have remained relatively constant year over year and, as such, the increase in revenue in the second quarter of 2007 is principally the result of increased volume of services provided. The increase in revenue is comprised of a $4.1 million increase in consulting, installation and implementation services delivered, of which $1.4 million is attributable to the Target Companies, and a $0.9 million increase in education services delivered.

Cost of consulting and education services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals and other costs incurred in providing consulting, installation and implementation services and customer training. During the second quarter of 2007, salary, benefit and bonus expense increased $2.8 million compared to the second quarter of 2006 as we increased headcount to meet growing customer demand. A total of $0.6 million, or 21% of the increase in salary, benefits and bonus expense is due to the inclusion of headcount associated with the acquisition of the Target Companies. Additionally, travel-related expenses increased $0.3 million.

The margin decrease in the second quarter of 2007 compared to the second quarter of 2006 is primarily due to increased human resource costs related to our successful hiring efforts in 2007 and lower utilization as a result of a greater percentage of headcount being trained during the quarter compared to the prior year. Additionally, average billing rates for our consultants have remained relatively constant while consultants’ salaries and related human resource costs have increased year over year.

Analytic services

	Three months ended June 30,
(in millions)	2007	2006	Change	% Change

Analytic services revenue	$3.6	$2.1	$1.5	71%
Direct controllable cost of analytic services	1.9	0.7	1.2	171
Segment income	$1.7	$1.4	$0.3	21%
Segment margin %	47%	67%

Analytic services, which are comprised of donor prospect research, benchmarking studies and data modeling services involve the assessment of current and prospective donor information of the customer. The end product enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical tools. Revenue from analytic services increased 71% in the second quarter of 2007 compared to the second quarter of 2006. The increase in analytic services is comprised of a $1.5 million increase in donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services delivered, of which $1.4 million is attributable to the Target Companies.

Cost of analytic services is primarily comprised of human resource costs and data expense incurred to perform analytic services. The increase in cost of analytic services in the second quarter of 2007 compared to the second quarter of 2006 is primarily due the inclusion of headcount associated with the acquisition of the Target Companies. Salary, benefits and bonus expense increased $0.9 million in the second quarter of 2007 compared to the second quarter of 2006, of which $0.8 million is directly related to the Target Companies.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

The analytic services margin decrease in the second quarter of 2007 compared to the second quarter of 2006 is primarily due to an increase in human resource related costs as a percentage of revenue, offset partially by a decrease in the variable cost of data used to perform analytic services.

Maintenance

	Three months ended June 30,
(in millions)	2007	2006	Change	% Change

Maintenance revenue	$23.2	$19.9	$3.3	17%
Direct controllable cost of maintenance	3.3	2.8	0.5	18
Segment income	$19.9	$17.1	$2.8	16%
Segment margin %	86%	86%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements and upgrades to our software products and online, telephone and email support. The maintenance revenue increase in the second quarter of 2007 compared to the second quarter of 2006 is comprised of $3.0 million of new maintenance contracts associated with new license agreements, including new products, $0.6 million from maintenance agreements associated with customers of the Target Companies and $0.6 million from maintenance contract inflationary rate adjustments, offset by $0.9 million of maintenance contracts that were not renewed.

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs and data expenses, and other costs incurred in providing support and services to our customers. During the second quarter of 2007 the cost of maintenance increase is principally the result of a $0.6 million increase in salary, benefits and bonus expense, of which $0.2 million is due the inclusion of headcount associated with the acquisition of the Target Companies. The maintenance margin remained relatively unchanged in the second quarter of 2007 compared with the second quarter of 2006.

Subscriptions

	Three months ended June 30,
(in millions)	2007	2006	Change	% Change

Subscriptions revenue	$5.5	$2.5	$3.0	120%
Direct controllable cost of subscriptions	1.7	0.5	1.2	240
Segment income	$3.8	$2.0	$1.8	90%
Segment margin %	69%	80%

Revenue from subscriptions is principally comprised of revenue from access to hosted applications, application hosting services, access to certain data services and our online subscription training offerings. The increase in subscriptions revenue in the second quarter of 2007 compared to the second quarter of 2006 is principally due to a $2.0 million increase in revenue from access to our hosted applications, of which $1.8 million is attributable to the Target Companies and a $0.4 million increase in application hosting services revenue. Additionally, revenue from our online analytics products increased $0.7 million.

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, and other costs incurred in providing support and services to our customers. The increase in the cost of subscriptions in the second quarter of 2007 compared to the second quarter of 2006 is primarily due to an increase in salary, benefits and bonus expenses, which increased $1.1 million, of which $0.9 million is due to the inclusion of headcount associated with the acquisition of the Target Companies.

The decrease in subscriptions margin in the second quarter of 2007 compared to the second quarter of 2006 is predominantly due to higher salaries, benefits and bonus expense as a result of the inclusion of costs related to the Target Companies. Additionally, the Target Companies’ subscriptions business has lower margin characteristics compared to that of the Company.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Other revenue

	Three months ended June 30,
(in millions)	2007	2006	Change	% Change

Other revenue	$2.1	$1.3	$0.8	62%
Direct controllable cost of other revenue	1.8	1.4	0.4	29
Segment income	$0.3	$(0.1)	$0.4	(400)%
Segment margin %	14%	(8)%

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue increased in the second quarter of 2007 primarily due to a $0.6 million increase in reimbursable travel-related costs from our services businesses and a $0.3 million increase in fees from user conferences compared to the second quarter of 2006.

Direct controllable cost of other revenue includes human resource costs, costs of business forms and reimbursable expense relating to the performance of services at customer locations. The increase in the second quarter of 2007 compared to the second quarter of 2006 is due to a $0.4 million increase in reimbursable expenses related to providing services at clients’ sites.

The margin increase is due to an increase in realization of reimbursable travel-related costs associated with providing services at clients’ sites as a percentage of other revenue.

Operating expenses

The operating expenses analyzed below are presented on a non-GAAP basis as they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed, in total, in the section following the operating expense analysis.

Sales and marketing

	Three months ended June 30,
(in millions)	2007	2006	Change	% Change

Sales and marketing expense	$14.0	$10.3	$3.7	36%
Percentage of revenue	22%	21%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. The increase in sales and marketing expense in the second quarter of 2007 compared to the second quarter of 2006 in absolute dollars and as a percentage of revenue is principally due to increases in the size of our sales force. During the second quarter of 2007, salaries, benefits and bonus expense increased $2.2 million, of which $0.8 million is due the inclusion of headcount associated with the acquisition of the Target Companies. Additionally, commissions increased $0.4 million due to higher commissionable sales. Other increases include higher travel-related expenses of $0.5 million of which $0.4 million is attributed to the Target Companies, higher allocated costs of $0.4 million and higher marketing expenses of $0.1 million.

Research and development

	Three months ended June 30,
(in millions)	2007	2006	Change	% Change

Research and development expense	$6.7	$5.7	$1.0	18%
Percentage of revenue	10%	12%

Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. During the second quarter of 2007, the increase

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

in research and development costs is primarily due to a $0.7 million increase in salaries, benefits and bonus expense associated with increased headcount. The Company discontinued the use of offshore contractors during the fourth quarter of 2006 resulting in the need for additional staffing for the development of new product offerings. The inclusion of headcount from the Target Companies contributed an additional $0.3 million increase in salaries, benefits and bonus expense. A further increase of $0.2 million is attributable to higher allocated costs. These increases were offset by a $0.3 million decrease in outside contractor expenses as a result of the discontinued use of offshore contractors.

Research and development as a percentage of revenue decreased 2 percentage points year over year. During 2007, the Company has been focused on aligning its product development plans in light of the combination with the Target Companies. As we begin to deliver on these plans, the Company expects research and development as a percentage of revenue to increase in future periods.

General and administrative

	Three months ended June 30,
(in millions)	2007	2006	Change	% Change

General and administrative expense	$5.6	$4.2	$1.4	33%
Percentage of revenue	9%	9%

General and administrative expense consists primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support, and other administrative expenses. During the second quarter of 2007, general and administrative expenses increased $1.4 million compared to the second quarter of 2006. This increase was primary driven by a $0.6 million increase in salaries, benefits and bonus expense associated with additional headcount and travel-related expenses increased $0.3 million. Other increases include higher costs associated with operating as a public company, services from contractors and higher allocated costs totaling $0.4 million. General and administrative expenses remained constant as a percentage of revenue in the second quarter of 2007 compared to the second quarter of 2006.

Stock-based compensation

Beginning on January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective transition method. SFAS No. 123(R) requires us to recognize compensation expense related to stock-based awards to employees.

Our consolidated statements of operations for the three months ended June 30, 2007 and 2006 includes $1.8 million and $2.0 million of stock-based compensation expense, respectively, illustrated below:

	Three months ended June 30,
(in thousands)	2007	2006	Change	% Change
Included in cost of revenue:
Cost of services	$182	$140	$42	30%
Cost of maintenance	52	29	23	79
Cost of subscriptions	11	5	6	120
Total included in cost of revenue	245	174	71	41
Included in operating expenses:
Sales and marketing	261	220	41	19
Research and development	266	188	78	41
General and administrative	1,027	1,420	(393)	(28)
Total included in operating expenses	1,554	1,828	(274)	(15)
Total	$1,799	$2,002	$(203)	(10)%

Stock-based compensation is comprised of expense from stock options, restricted stock awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for the three months ended June 30, 2007 and 2006.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

	Three months ended June 30,
(in thousands)	2007	2006	Change	% Change
Stock-based compensation from:
Stock options	$650	$1,533	$(883)	(58)%
Restricted stock awards	973	469	504	107
Stock appreciation rights	176	-	176	-
Total stock-based compensation	$1,799	$2,002	$(203)	(10)%

The decrease in total stock-based compensation in the second quarter of 2007 compared to the second quarter of 2006 is the result of using the accelerated method for recognizing stock-based compensation expense associated with stock options. This method results in the recognition of more expense in the earlier periods of vesting when compared with the straight-line method of amortization, which results in equal amounts of expense in all vesting periods. Furthermore, there have been no new grants of stock options since 2005. The decrease in stock option expense is offset by an increase in compensation expense from restricted stock awards due to an increase in number of awards granted and being amortized to expense. Additionally, grants of stock appreciation rights, which began in the fourth quarter of 2006, contributed to an increase in stock-based compensation expense the three months ended June 30, 2007 compared to the same period of 2006.

Amortization

Amortization expense was $0.8 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively. The increase is directly attributable to the Target Companies which resulted in the recognition of approximately $22.3 million in identifiable intangible assets with lives ranging from 5 to 15 years.

Amortization expense is allocated according to the nature of the respective identifiable intangible asset and, to the extent associated directly with revenue, we allocate amortization expense to the respective cost of revenue.

Amortization expense included in our consolidated statements of operations, is illustrated below:

	Three months ended June 30,
(in thousands)	2007	2006	Change	% Change
Included in cost of revenue:
Cost of license fees	$43	$-	$43	-%
Cost of services	312	-	312	-
Cost of maintenance	103	-	103	-
Cost of subscriptions	214	-	214	-
Cost of other revenue	21	-	21	-
Total included in cost of revenue	693	-	693	-
Included in operating expenses:	98	190	(92)	(48)
Total	$791	$190	$601	316%

Interest expense

Interest expense was $0.4 million in the second quarter of 2007 compared with less than $0.1 million in the second quarter of 2006. The increase in interest expense is directly related to our borrowing under our credit facility in connection with the acquisition of the Target Companies.

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. The 2007 estimated annual effective tax rate of 39.1%, which excludes period-specific items, was applied as the effective rate for the quarter ended June 30, 2007. Our actual effective tax rates for the three-month periods ended June 30, 2007 and 2006 were 38.7% and 38.4%, respectively.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.3 million reduction to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007, the date of adoption, was $0.6 million, of which $0.4 million would impact our effective rate if recognized. As of the date of adoption, the total amount of accrued interest and penalties was $0.3 million. No significant change in the gross amount of unrecognized tax benefits is expected within the next 12 months. In the three months ended June 30, 2007, changes in accrued interest, penalties and unrecognized tax benefits as a result of tax positions taken in current and prior years were insignificant.

Comparison of the six months ended June 30, 2007 and 2006

We completed the acquisition of Target Software, Inc. and Target Analysis Group, Inc., together referred to as the Target Companies, on January 16, 2007. The results of operations from the Target Companies are included in our consolidated results of operations from the date of acquisition.

Revenue

The table below compares revenue from our statement of operations for the first six months of 2007 with the same period of 2006.

	Six months ended June 30,
(in millions)	2007	2006	Change	% Change

License fees	$19.1	$16.5	$2.6	16%
Services	40.6	29.4	11.2	38
Maintenance	45.6	39.0	6.6	17
Subscriptions	10.3	4.7	5.6	119
Other	3.6	2.6	1.0	38
Total revenue	$119.2	$92.2	$27.0	29%

Total revenue increased $27.0 million, or 29%, in the first half of 2007 compared to the first half of 2006. A total of $10.0 million or 37% of this increase was attributable to the inclusion of the Target Companies in our consolidated results of operations. The remaining increase in revenue in the first half of 2007 is due to growth in services and license fees to new and existing customers as well as the introduction of new product offerings. Also contributing to the growth is revenue from new maintenance contracts associated with these new license agreements and existing client increases and revenue from our subscription offerings.

Segment results

We analyze our business according to our six operating segments as identified in Note 12, which are license fees, consulting and education services, analytic services, maintenance, subscriptions and other. The analyses provided below are presented on a non-GAAP basis before the inclusion of various allocable corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization because, in managing our operations, we believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs.

License fees

	Six months ended June 30,
(in millions)	2007	2006	Change	% Change

License fee revenue	$19.1	$16.5	$2.6	16%
Direct controllable cost of license fees	1.2	1.2	-	0
Segment income	$17.9	$15.3	$2.6	17%
Segment margin %	94%	93%

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Revenue from license fees is derived from the sale of our software products, under a perpetual license agreement. License fee revenue growth in the first half of 2007, which is primarily volume driven, is attributable to a $1.0 million increase in sales to existing clients and $1.3 million increase in product sales to new customers. Additionally, $0.3 million of the increase in license fee revenue is associated with the Target Companies.

Direct controllable cost of license fees includes third-party software royalties, costs of shipping software products to our customers and variable reseller commissions. The cost of license fees in the first half of 2007 remained relatively unchanged as a $0.1 million increase in third-party royalties was offset by a $0.1 million decrease in variable reseller commissions.

Consulting and education services

	Six months ended June 30,
(in millions)	2007	2006	Change	% Change

Consulting and education services revenue	$33.9	$26.1	$7.8	30%
Direct controllable cost of consulting and education services	18.5	12.8	5.7	45
Segment income	$15.4	$13.3	$2.1	16%
Segment margin %	45%	51%

Consulting and education services revenue consists of consulting, installation, implementation and education services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities.

The rates charged for our service offerings have remained relatively constant year over year and, as such, the increase in revenue in the first half of 2007 is principally the result of increased volume of services provided. The increase in revenue is comprised of a $6.4 million increase in consulting, installation and implementation services delivered, of which $2.4 million is attributable to the Target Companies and a $1.4 million increase in education services delivered.

Cost of consulting and education services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals and other costs incurred in providing consulting, installation and implementation services and customer training. During the first half of 2007, salary, benefit and bonus expense increased $4.6 million compared to the first half of 2006 as we increased headcount to meet growing customer demand. A total of $1.0 million or 22% of the increase in salary, benefits and bonus expense is due to the inclusion of headcount associated with the acquisition of the Target Companies. Other increases include increased travel-related expenses and services from contractors totaling $1.1 million associated with increased service delivery.

The margin decrease in the first half of 2007 compared to the first half of 2006 is primarily due to increased human resource costs related to our successful hiring efforts in 2007 and lower utilization as a result of a greater percentage of headcount being trained during the quarter compared to the prior year. Additionally, average billing rates for our consultants have remained relatively constant while consultants’ salaries and related human resource costs have increased year over year.

Analytic services

	Six months ended June 30,
(in millions)	2007	2006	Change	% Change

Analytic services revenue	$6.6	$3.3	$3.3	100%
Direct controllable cost of analytic services	3.4	1.5	1.9	127
Segment income	$3.2	$1.8	$1.4	78%
Segment margin %	48%	55%

Analytic services, which are comprised of donor prospect research, benchmarking studies and data modeling services involve the assessment of current and prospective donor information of the customer. The end product enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical tools. Revenue from analytic services increased 100% in the first half of 2007 compared to the first half of 2006. The increase in analytic services is comprised of a $3.3 million increase in donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services delivered, of which $2.6 million is attributable to the Target Companies.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Cost of analytic services is primarily comprised of human resource costs and data expense incurred to perform analytic services. The increase in cost of analytic services in the first half of 2007 compared to the first half of 2006 is due to the inclusion of headcount associated with the acquisition of the Target Companies. Salary, benefits and bonus expense increased $1.5 million in the first half of 2007 compared to the first half of 2006, of which $1.3 million is directly related to the Target Companies. Other increases include higher costs of data used to perform analytics and travel-related expenses totaling $0.3 million.

The analytic services margin decrease in the first half of 2007 compared to the first half of 2006 is primarily due to an increase in human resource costs as a percent of revenue, offset partially by decrease in the variable cost of data used to perform analytic services.

Maintenance

	Six months ended June 30,
(in millions)	2007	2006	Change	% Change

Maintenance revenue	$45.6	$39.0	$6.6	17%
Direct controllable cost of maintenance	6.4	5.4	1.0	19
Segment income	$39.2	$33.6	$5.6	17%
Segment margin %	86%	86%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements, upgrades to our software products and online, telephone and email support. The maintenance revenue increase in the first half of 2007 compared to the first half of 2006 is comprised of $6.0 million of new maintenance contracts associated with new license agreements, including new products, along with $1.1 million from maintenance agreements associated with customers of the Target Companies and $1.1 million from maintenance contract inflationary rate adjustments, offset by $1.7 million of maintenance contracts that were not renewed.

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs and data expenses, and other costs incurred in providing support and services to our customers. During the first half of 2007 the cost of maintenance increase is principally the result of a $1.0 million increase in salary, benefits and bonus expense, of which $0.4 million is due to the inclusion of headcount associated with the acquisition of the Target Companies. The maintenance margin remained relatively unchanged in the first half of 2007 compared with the first half of 2006.

Subscriptions

	Six months ended June 30,
(in millions)	2007	2006	Change	% Change

Subscriptions revenue	$10.3	$4.7	$5.6	119%
Direct controllable cost of subscriptions	3.2	1.0	2.2	220
Segment income	$7.1	$3.7	$3.4	92%
Segment margin %	69%	79%

Revenue from subscriptions is principally comprised of revenue from access to hosted applications, application hosting services, access to certain data services and our online subscription training offerings. The increase in subscriptions revenue in the first half of 2007 compared to the first half of 2006 is principally due to a $3.6 million increase in revenue from access to our hosted applications, of which $3.2 million is attributable to the Target Companies. Additionally, revenue from our online analytics products increased $1.3 million and revenue from our application hosting services increased $0.7 million.

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, and other costs incurred in providing support and services to our customers. The increase in the cost of subscriptions in the first half of 2007 compared to the first half of 2006 is primarily due to an increase in salary, benefits and bonus expenses, which increased $1.9 million, of which $1.7 million is due to the inclusion of headcount associated with the acquisition of the Target Companies. Other increases include higher third party royalty and data expenses and higher travel-related expenses totaling $0.2 million.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

The decrease in subscriptions margin in the first half of 2007 compared to the first half of 2006 is predominantly due to higher salaries, benefits and bonus expense as we increased the size of our workforce from the Target Companies.

Other revenue

	Six months ended June 30,
(in millions)	2007	2006	Change	% Change

Other revenue	$3.6	$2.6	$1.0	38%
Direct controllable cost of other revenue	3.1	2.5	0.6	24
Segment income	$0.5	$0.1	$0.4	400%
Segment margin %	14%	4%

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue increased in the first half of 2007 primarily due to a $0.7 million increase in reimbursable travel costs from our services businesses and a $0.3 million increase in fees from user conferences compared to the first half of 2006.

Direct controllable cost of other revenue includes human resource costs, costs of business forms and reimbursable expense relating to the performance of services at customer locations. The increase in the first half of 2007 compared to the first half of 2006 is due to a $0.6 million increase in reimbursable expenses related to providing services at clients’ sites.

The margin increase is due to an increase in realization of reimbursable travel-related costs associated with providing services at clients’ sites as a percentage of other revenue.

Operating expenses

The operating expenses analyzed below are presented on a non-GAAP basis as they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed, in total, in the section following the operating expense analysis.

Sales and marketing

	Six months ended June 30,
(in millions)	2007	2006	Change	% Change

Sales and marketing expense	$26.6	$19.4	$7.2	37%
Percentage of revenue	22%	21%

Sales and marketing expenses include salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. The increase in sales and marketing expenses in the first half of 2007 compared to the first half of 2006 in absolute dollars and as a percentage of revenue is principally due to increases in the size and of our sales force. During the first half of 2007, salaries, benefits and bonus expense increased $4.1 million, of which $1.4 million is due to the inclusion of headcount associated with the acquisition of the Target Companies. Additionally, commissions increased $1.2 million due to higher commissionable sales. Other increases include higher marketing expenses and travel-related expenses totaling $1.1 million and higher allocated costs of $0.7 million.

Research and development

	Six months ended June 30,
(in millions)	2007	2006	Change	% Change

Research and development expense	$13.2	$11.5	$1.7	15%
Percentage of revenue	11%	12%

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. During the first half of 2007, the increase in research and development costs is primarily due to a $1.3 million increase in salaries, benefits and bonus expense. The Company discontinued the use of offshore contractors during the fourth quarter of 2006 resulting in the need for additional staffing for the development of new product offerings. The inclusion of headcount from the Target Companies contributed an additional $0.7 million increase in salaries, benefits and bonus expense. A further increase of $0.4 million is attributable to higher allocated costs. These increases were offset by a $0.7 million decrease in outside contractor expenses as a result of the discontinued use of offshore contractors.

General and administrative

	Six months ended June 30,
(in millions)	2007	2006	Change	% Change

General and administrative expense	$10.7	$8.3	$2.4	29%
Percentage of revenue	9%	9%

General and administrative expenses consist primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support, and other administrative expenses. During the first half of 2007, general and administrative expenses increased $2.5 million compared to the first half of 2006. This increase was primary driven by a $1.1 million increase in salaries, benefits and bonus expense associated with additional headcount. Other increases include higher professional fees, other administrative costs, travel-related expenses, third-party professional fees, costs associated with operating as a public company, and recruiting and relocation costs, totaling $1.1 million. A further increase of $0.2 million is attributable to higher allocated costs. General and administrative expenses remained constant as a percentage of revenue in the first half of 2007 compared to the first half of 2006.

Stock-based compensation

Beginning on January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective transition method. SFAS No. 123(R) requires us to recognize compensation expense related to stock-based awards to employees.

Our consolidated statements of operations for the six months ended June 30, 2007 and 2006 includes $3.5 million and $4.0 million of stock-based compensation expense, respectively, illustrated below:

	Six months ended June 30,
(in thousands)	2007	2006	Change	% Change
Included in cost of revenue:
Cost of services	$339	$280	$59	21%
Cost of maintenance	99	58	41	71
Cost of subscriptions	21	9	12	133
Total included in cost of revenue	459	347	112	32
Included in operating expenses:
Sales and marketing	521	440	81	18
Research and development	535	379	156	41
General and administrative	1,996	2,810	(814)	(29)
Total included in operating expenses	3,052	3,629	(577)	(16)
Total	$3,511	$3,976	$(465)	(12)%

Stock-based compensation is comprised of expense from stock options, restricted stock awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for the six months ended June 30, 2007 and 2006.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

	Six months ended June 30,
(in thousands)	2007	2006	Change	% Change
Stock-based compensation from:
Stock options	$1,408	$3,062	$(1,654)	(54)%
Restricted stock awards	1,762	914	848	93
Stock appreciation rights	341	-	341	-
Total stock-based compensation	$3,511	$3,976	$(465)	(12)%

The decrease in total stock-based compensation in the first half of 2007 compared to the first half of 2006 is the result of using the accelerated method for recognizing stock-based compensation expense associated with stock options. This method results in the recognition of more expense in the earlier periods of vesting when compared with the straight-line method of amortization, which results in equal amounts of expense in all vesting periods. Furthermore, there has been no new grants of stock options since 2005. The decrease in stock option expense is offset by an increase in compensation expense from restricted stock awards due to an increase in number of awards granted and being amortized to expense. Additionally, grants of stock appreciation rights, which began in the fourth quarter of 2006, contributed to an increase in stock-based compensation expense.

Amortization

Amortization expense was $1.4 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively. The increase is directly attributable to the Target Companies which resulted in the recognition of approximately $22.3 million in identifiable intangible assets with lives ranging from 3 to 15 years.

Amortization expense is allocated according to the nature of the respective identifiable intangible asset and, to the extent associated directly with revenue, we allocate amortization expense to the respective cost of revenue.

Amortization expense included in our consolidated statements of operations, is illustrated below:

	Six months ended June 30,
(in thousands)	2007	2006	Change	% Change
Included in cost of revenue:
Cost of license fees	$67	$-	$67	-%
Cost of services	533	-	533	-
Cost of maintenance	181	-	181	-
Cost of subscriptions	403	-	403	-
Cost of other revenue	37	-	37	-
Total included in cost of revenue	1,221	-	1,221	-
Included in operating expenses:	182	319	(137)	(43)
Total	$1,403	$319	$1,084	340%

Interest expense

Interest expense was $0.7 million in the first half of 2007 compared with less than $0.1 million in the first half of 2006. The increase in interest expense is directly related to our borrowing under our credit facility in connection with the acquisition of the Target Companies.

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. The 2007 estimated annual effective tax rate of 39.1%, which excludes period-specific items, was applied as the effective rate for the six months ended June 30, 2007. Our actual effective tax rates for the six-month periods ended June 30, 2007 and 2006 was 38.2% and 38.7%, respectively.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.3 million reduction to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007, the date of adoption, was $0.6 million, of which $0.4 million would impact our effective rate if recognized. As of the date of adoption, the total amount of accrued interest and penalties was $0.3 million. No significant change in the gross amount of unrecognized tax benefits is expected within the next 12 months. In the six months ended June 30, 2007, changes in accrued interest, penalties and unrecognized tax benefits as a result of tax positions taken in current and prior years were insignificant.

Liquidity and capital resources

At June 30, 2007, cash and cash equivalents totaled $17.7 million, compared to $67.8 million at December 31, 2006. The $50.1 million decrease in cash and cash equivalents during the first half of 2007 is the result of generating $19.4 million of cash from operations, receiving $30.0 million in proceeds from the use of our credit facility which we used to purchase the Target Companies and $1.5 million from the proceeds and excess tax benefits of stock option exercises, offset by $58.2 million, net of cash acquired, used to purchase the Target Companies, $1.0 million paid to former owners of Campagne Associates, Ltd. under an earnout agreement, $14.1 million used to purchase our stock under our stock repurchase program, $15.0 million used to repay borrowings made in connection with the acquisition of the Target Companies, $7.5 million in dividends paid to stockholders, $1.9 million to repay debt acquired in connection with the Target Companies, $3.1 million used to purchase fixed assets and $0.2 million for payments on capital leases.

Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance and support agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate to finance our operations and anticipated capital expenditures for the foreseeable future and repay outstanding debt. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock.

We have drawn on our credit facilities from time to time to help us meet other substantial short-term financial needs, such as business acquisitions. On July 25, 2007, we entered into a new five-year, $75 million credit facility to replace the existing three-year, $30 million credit facility that would have expired September 30, 2007; the new credit facility provides us with greater financial flexibility because of its size and more favorable terms compared with the previous facility.

Operating cash flow

Net cash provided by operating activities decreased $0.2 million to $19.4 million in the six-month period ended June 30, 2007 compared to $19.6 million as reported for the six months ended June 30, 2006. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation and amortization; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; (iii) adjustments to our provision for sales returns and allowances; and (iv) changes in our working capital, which are primarily composed of net collections of accounts receivable and increases in deferred revenue (collectively representing a decrease in working capital of $2.5 million and $1.8 million in the six-month periods ended June 30, 2007 and 2006, respectively), together with changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets (collectively representing a decrease in working capital of $4.4 million and $2.0 million in the six-month periods ended June 30, 2007 and 2006, respectively) due to becoming a tax payer in 2007 and the timing of other payments.

Investing cash flow

Net cash used in the six-month period ended June 30, 2007 for investing activities was $62.4 million compared to $7.5 million of net cash used in investing activities during the six-month period ended June 30, 2006. The increase is principally due to the acquisition of the Target Companies on January 16, 2007. We invested an additional $1.7 million in property and equipment in the first half of 2007 compared to the first half of 2006 as we made investments in our infrastructure to support our growth.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Financing cash flow

Net cash used in financing activities for the six-month period ended June 30, 2007 was $7.2 million, comprised of $30.0 million provided by the issuance of debt in connection with the acquisition of the Target Companies and $1.5 million from the proceeds and excess tax benefits of stock option exercises, offset by $15.0 million used to repay debt incurred in connection with the acquisition of the Target Companies, $14.1 million used for repurchases of our stock under our stock repurchase program, dividend payments of $7.5 million to stockholders and $1.9 million used to repay debt acquired in connection with the Target Companies. Comparatively, net cash used in financing activities for the six-month period ended June 30, 2006 was $3.9 million, comprised of $7.0 million for purchases of our stock and dividend payments of $6.1 million to stockholders, offset by proceeds from stock option exercises of $4.8 million and $4.4 million of excess tax benefits from stock option exercises.

Commitments and contingencies

As of June 30, 2007, we had $15.0 million of outstanding debt and future minimum lease commitments of $24.3 million as follows (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$22,813	$4,294	$14,196	$4,323	$-
Capital leases	1,497	312	975	210	-
Short-term debt and interest expense	15,256	15,256	-	-	-
Total	$39,566	$19,862	$15,171	$4,533	$-

Our commitments related to operating leases have not been reduced by the future minimum lease commitments under various sublease agreements extended through 2008.

We had $15.0 million of outstanding debt under our credit facility as of June 30, 2007. Interest on this debt is payable monthly. The amount included in the table above related to interest on the facility, totaling $256,000, assumes that $15.0 million that was outstanding as of June 30, 2007 will be outstanding until our prior credit facility was scheduled to expire on September 30, 2007. The actual interest expense recognized in our statement of operations will depend on the amount of debt and length of time the debt is outstanding, which could be different from our assumptions used in the table above. During July 2007, we repaid an additional $5.0 million on our credit facility and on July 25, 2007, we entered into a new credit facility and transferred the remaining $10.0 million outstanding under the former credit facility to the new credit facility. In addition, we borrowed $12.5 million under our new credit facility on August 1, 2007 in connection with the acquisition of eTapestry.com, Inc. Please refer to Note 13 of the consolidated financial statements for further information.

In connection with the acquisition of the Target Companies on January 16, 2007, discussed in Note 3 of the consolidated financial statements as of and for the three and six months ended June 30, 2007, we could pay up to $2.4 million of contingent consideration based on the performance of the Target Companies during the 2007 fiscal year. The payments, if any, will be made in March 2008.

In connection with the January 2006 purchase of Campagne Associates, Ltd., we could pay up to $2.5 million of contingent consideration as part of the acquisition. Of the $2.5 million of contingent consideration, $1.0 million was paid in March 2007. The remaining contingent consideration, if any, will be payable in 2008 based on performance during the second year following the acquisition.

As of June 30, 2007, we have accrued $0.6 million of state taxes and $0.3 million of interest and penalties related to uncertain tax positions taken in current and prior years. Please refer to Note 10 in our condensed notes to the consolidated financial statements for further information. We are unable to determine the period in which these liabilities will be settled, and accordingly, we have not included these amounts in the table above.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from two to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitment under these arrangements at June 30, 2007 is approximately $0.8 million through 2009. We incurred expense under these arrangements of $0.4 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Our Board of Directors approved an increase in our annual dividend from $0.28 to $0.34 per share in 2007 and declared a third quarter dividend of $0.085 per share payable on September 14, 2007 to stockholders of record on August 28, 2007. Dividends at this rate would total approximately $15.1 million in the aggregate on the common stock in 2007 (assuming 44,461,627 shares of common stock are outstanding). Our ability to pay dividends may be restricted by, among other things, the terms of our credit facility.

Foreign currency exchange rates

Approximately 14.3% of our total net revenue for the six-month period ended June 30, 2007 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.2 million at June 30, 2007 and December 31, 2006.

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

Statements contained in this Form 10-Q, which are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include management of integration of recently acquired companies and other risks associated with acquisitions; risk associated with successful implementation of multiple integrated software products; lengthy sales and implementation cycles, particularly in larger organizations; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; the ability to attract and retain key personnel; risks related to our dividend policy and stock repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by the credit facility; risks associated with management of growth; technological changes that make our products and services less competitive; and the other risk factors set forth from time to time in our SEC filings.

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

Due to the nature of our short-term investments, our lack of material long-term debt and our ability to use currently available sources of funds and anticipated cash flows from operations to finance our operations and anticipated capital expenditures, we have concluded that we currently face no material interest risk exposure. Therefore, no quantitative tabular disclosures are required. For further discussion, see the “Foreign currency exchange rates” section beginning on page 35.

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

Information about shares of common stock repurchased during the three months ended June 30, 2007 under our stock repurchase program announced on July 26, 2005 appears in the table below.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (2)
Beginning balance, April 1, 2007				$6,180,795
April 1, 2007 through April 30, 2007	-	$-	-	$6,180,795
May 1, 2007 through May 31, 2007	91	$24.04	-	$6,180,795
June 1, 2007 through June 30, 2007 (3)	-	$-	-	$41,180,795
Total	91	$24.04	-	$41,180,795

(1)	Comprised entirely of shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock during the period.
(2)	On July 26, 2005, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $35.0 million of our outstanding shares of common stock. The shares may be purchased in conjunction with a public offering of our common stock, from time to time on the open market or in privately negotiated transactions depending upon market condition and other factors, all in accordance with the requirements of applicable law. There is no set termination date for this repurchase program.
(3)	On June 13, 2007, our Board of Directors approved a $35.0 million increase to the stock repurchase program.

Item 4.	Submission of matters to a vote of security holders

Our stockholders voted on two items at the 2007 Annual Meeting of Stockholders held on June 13, 2007:

1.	The election of two Class C directors to terms ending in 2010; and

2.	Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm.

The nominees for directors were elected based upon the following votes:

Nominee	Votes for	Votes withheld
Marc E. Chardon	39,162,773	276,918
John P. McConnell	39,162,920	276,771

Marco W. Hellman and Carolyn Miles continued their terms as Class A directors, with terms expiring in 2008, and George H. Ellis and Andrew M. Leitch continued their terms as Class B directors, with terms expiring in 2009.

Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm was approved as follows:

Votes For	Votes against	Abstentions
39,265,750	40,289	133,653

Blackbaud, Inc.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: August 9, 2007	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer