Form 10-Q
period 2007-09-30
BLACKBAUD INC
filed 2007-11-09
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2007 was 44,252,037.

BLACKBAUD, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial statements
	Consolidated balance sheets as of September 30, 2007 and December 31, 2006 (unaudited)	1
	Consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 (unaudited)	2
	Consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the nine months ended September 30, 2007 and the year ended December 31, 2006 (unaudited)	4
	Condensed notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	18
Item 3.	Quantitative and qualitative disclosures about market risk	34
Item 4.	Controls and procedures	34

PART II. OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds	36
Item 6.	Exhibits	36

Signatures		37
Exhibit – 31.1
Exhibit – 31.2
Exhibit – 32.1
Exhibit – 32.2

PART I- FINANCIAL INFORMATION

Item 1.	Financial statements

Blackbaud, Inc.

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$16,182	$67,783
Cash, restricted	—	518
Accounts receivable, net of allowance of $1,965 and $1,268 at September 30, 2007 and December 31, 2006, respectively	41,639	29,505
Prepaid expenses and other current assets	9,854	8,507
Deferred tax asset, current portion	4,042	5,318

Total current assets	71,717	111,631
Property and equipment, net	14,894	10,524
Deferred tax asset	53,568	62,302
Goodwill	58,530	2,518
Intangible assets, net	38,764	7,986
Other assets	489	48

Total assets	$237,962	$195,009

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,611	$5,863
Accrued expenses and other current liabilities	20,137	16,047
Deferred acquisition costs, current portion	—	518
Capital lease obligations, current portion	551	—
Short-term debt	11,515	—
Deferred revenue	93,975	75,078

Total current liabilities	131,789	97,506
Deferred acquisition costs, noncurrent	—	271
Capital lease obligations, noncurrent	693	—
Deferred revenue, noncurrent	2,718	1,874
Other noncurrent liabilities	1,015	—

Total liabilities	136,215	99,651

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value; 180,000,000 shares authorized, 49,627,834 and 49,205,522 shares issued at September 30, 2007 and December 31, 2006, respectively	50	49
Additional paid-in capital	97,949	88,409
Treasury stock, at cost; 5,380,923 and 4,743,895 shares at
September 30, 2007 and December 31, 2006, respectively	(84,084)	(69,630)
Accumulated other comprehensive income	262	232
Retained earnings	87,570	76,298

Total stockholders’ equity	101,747	95,358

Total liabilities and stockholders’ equity	$237,962	$195,009

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2007	2006	2007	2006
Revenue
License fees	$8,549	$7,826	$27,646	$24,281
Services	26,341	17,014	66,873	46,423
Maintenance	24,015	20,790	69,615	59,748
Subscriptions	7,063	2,783	17,395	7,534
Other revenue	1,867	1,373	5,496	3,991

Total revenue	67,835	49,786	187,025	141,977

Cost of revenue
Cost of license fees	699	514	1,979	1,694
Cost of services	14,583	8,641	40,305	24,899
Cost of maintenance	4,298	3,272	12,537	9,930
Cost of subscriptions	2,727	658	6,841	1,775
Cost of other revenue	1,736	1,246	4,872	3,751

Total cost of revenue	24,043	14,331	66,534	42,049

Gross profit	43,792	35,455	120,491	99,928

Operating expenses
Sales and marketing	14,616	10,251	41,756	30,072
Research and development	7,253	5,742	21,006	17,652
General and administrative	6,436	5,716	19,172	16,804
Amortization	143	190	325	509

Total operating expenses	28,448	21,899	82,259	65,037

Income from operations	15,344	13,556	38,232	34,891
Interest income	155	492	682	865
Interest expense	(320)	(12)	(1,066)	(36)
Other (expense), net	(343)	(64)	(420)	(196)

Income before provision for income taxes	14,836	13,972	37,428	35,524
Income tax provision	6,028	5,536	14,661	13,880

Net income	$8,808	$8,436	$22,767	$21,644

Earnings per share
Basic	$0.20	$0.19	$0.52	$0.50
Diluted	$0.20	$0.19	$0.51	$0.49

Common shares and equivalents outstanding
Basic weighted average shares	43,557,370	43,438,730	43,524,815	43,182,585
Diluted weighted average shares	44,526,524	44,679,274	44,510,155	44,589,575
Dividends per share	$0.085	$0.070	$0.255	$0.210

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2007	2006
Cash flows from operating activities
Net income	$22,767	$21,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,771	2,693
Provision for doubtful accounts and sales returns	2,275	1,080
Stock-based compensation expense	4,868	5,900
Amortization of deferred financing fees	50	36
Deferred taxes	7,961	8,282
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(6,592)	(4,871)
Prepaid expenses and other assets	(562)	161
Trade accounts payable	(1,035)	(593)
Accrued expenses and other current liabilities	997	178
Deferred revenue	13,342	10,850

Net cash provided by operating activities	49,842	45,360

Cash flows from investing activities
Purchase of property and equipment	(4,731)	(2,294)
Purchase of net assets of acquired companies	(84,434)	(6,095)

Net cash used in investing activities	(89,165)	(8,389)

Cash flows from financing activities
Proceeds from issuance of debt	48,000	—
Proceeds from exercise of stock options	2,402	6,044
Excess tax benefit on exercise of stock options	2,304	5,568
Payments on debt	(38,422)	—
Payments of deferred financing fees	(418)	—
Payments on capital lease obligations	(335)	—
Purchase of treasury stock	(14,454)	(7,836)
Dividend payments to stockholders	(11,259)	(9,174)

Net cash used in financing activities	(12,182)	(5,398)

Effect of exchange rate on cash and cash equivalents	(96)	5

Net (decrease) increase in cash and cash equivalents	(51,601)	31,578
Cash and cash equivalents, beginning of period	67,783	22,683

Cash and cash equivalents, end of period	$16,182	$54,261

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

(Unaudited)

	Comprehensive income	Common stock		Additional paid-in capital	Deferred compensation	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
(in thousands, except share amounts)		Shares	Amount
Balance at December 31, 2005		47,529,836	$48	$73,583	$(6,497)	$(60,902)	$92	$58,428	$64,752

Net income	$30,153	-	-	-	-	-	-	30,153	30,153
Payment of dividends	-	-	-	-	-	-	-	(12,283)	(12,283)
Purchase of 442,000 treasury shares under stock repurchase program and surrender of 34,582 shares upon option exercises and stock vesting	-	-	-	-	-	(8,728)	-	-	(8,728)
Exercise of stock options	-	1,449,468	1	7,863	-	-	-	-	7,864
Tax impact of exercise of nonqualified stock options	-	-	-	6,060	-	-	-	-	6,060
Reclassification due to adoption of new accounting pronouncement	-	-	-	(6,497)	6,497	-	-	-	-
Cumulative effect adjustment to assume historical forfeitures	-	-	-	(20)	-	-	-	-	(20)
Stock-based compensation	-	-	-	7,420	-	-	-	-	7,420
Restricted stock grants	-	284,295	-	-	-	-	-	-	-
Restricted stock cancellations	-	(58,077)	-	-	-	-	-	-	-
Translation adjustment, net of tax	140	-	-	-	-	-	140	-	140

Comprehensive income	$30,293
Balance at December 31, 2006		49,205,522	49	88,409	-	(69,630)	232	76,298	95,358

Net income	$22,767	-	-	-	-	-	-	22,767	22,767
Payment of dividends	-	-	-	-	-	-	-	(11,259)	(11,259)
Purchase of 633,878 treasury shares under stock repurchase program and surrender of 3,150 shares upon restricted stock vesting	-	-	-	-	-	(14,454)	-	-	(14,454)
Exercise of stock options	-	409,790	1	2,401	-	-	-	-	2,402
Tax impact of exercise of nonqualified stock options	-	-	-	2,304	-	-	-	-	2,304
Cumulative effect of FIN 48 adoption	-	-	-	-	-	-	-	(269)	(269)
Stock-based compensation	-	-	-	4,835	-	-	-	33	4,868
Restricted stock grants	-	68,545	-	-	-	-	-	-	-
Restricted stock cancellations	-	(56,023)	-	-	-	-	-	-	-
Translation adjustment, net of tax	30	-	-	-	-	-	30	-	30

Comprehensive income	$22,797

Balance at September 30, 2007		49,627,834	$50	$97,949	$-	$(84,084)	$262	$87,570	$101,747

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Condensed notes to consolidated financial statements

(Unaudited)

1. Organization

Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of September 30, 2007, the Company had approximately 19,000 active customers distributed across multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim financial statements

The interim consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 and other forms filed with the SEC from time to time.

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

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

Stock-based compensation

Stock-based compensation is accounted for in accordance with the provisions of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The provisions of SFAS No. 123(R) apply to grants made after the adoption date, awards modified, repurchased or cancelled after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption is recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma disclosures.

No new stock options were issued in the nine months ended September 30, 2007. During the nine months ended September 30, 2007, 68,545 shares of restricted stock and 89,794 stock appreciation rights were granted. The aggregate grant date fair value of awards issued during the period was $2,252,215, which will be recognized as expense over the requisite service period of the awards.

Stock-based compensation expense is allocated to expense categories on the statements of operations. The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Included in cost of revenue:
Cost of services	$187	$122	$526	$402
Cost of maintenance	52	26	151	84
Cost of subscriptions	35	4	56	13
Total included in cost of revenue	274	152	733	499
Included in operating expenses:
Sales and marketing	23	193	544	633
Research and development	260	183	795	562
General and administrative	800	1,396	2,796	4,206
Total included in operating expenses	1,083	1,772	4,135	5,401
Total	$1,357	$1,924	$4,868	$5,900

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Included in cost of revenue:
Cost of license fees	$43	$-	$110	$-
Cost of services	318	-	851	-
Cost of maintenance	110	-	291	-
Cost of subscriptions	327	-	730	-
Cost of other revenue	28	-	65	-
Total included in cost of revenue	826	-	2,047	-
Included in operating expenses	143	190	325	509
Total	$969	$190	$2,372	$509

Income taxes

Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with its 1999 recapitalization, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and as a result of the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company has not recorded a valuation allowance against this item in its deferred tax asset as of September 30, 2007 or December 31, 2006, as the Company believes it is more likely than not that it will be able to utilize this benefit, which is dependent upon the Company’s ability to generate taxable income.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” (“FIN 48”) on January 1, 2007. Under FIN 48 the tax benefit from an uncertain tax position must be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest accrued related to unrecognized tax benefits are recognized in the provision for income taxes. The disclosure requirements and cumulative effect of adoption of FIN 48 are presented in Note 9.

Significant judgment is required in determining the provision for income taxes. The Company records its tax provision at the anticipated tax rates based on estimates of annual pretax income. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. The Company’s deferred tax assets and liabilities are recorded at an amount based upon a U.S. federal income tax rate of 35.0% and appropriate statutory rates of various foreign, state and local jurisdictions in which the Company operates. If the Company’s tax rates change, the deferred tax assets and liabilities may be adjusted to an amount reflecting those income tax rates. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

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

3. Business combinations

eTapestry

On August 1, 2007, the Company acquired eTapestry.com, Inc. (“eTapestry”), a privately-owned company based near Indianapolis, Indiana. eTapestry is the provider of an on-demand fundraising solution. The Company believes that the acquisition of eTapestry will allow it to address a broader market opportunity by providing an on-demand solution that is suited for smaller organizations interested in a relatively low-cost offering and mid-sized nonprofits interested in a stand-alone fundraising solution deployed in an on-demand model. The Company acquired all of the outstanding capital stock of eTapestry for approximately $25,427,000 in a cash deal financed by a combination of cash on hand and borrowings of $12,500,000 under the Company’s revolving credit facility. An additional amount of up to $1,500,000 is contingently payable to certain eTapestry employees under a stock-based incentive arrangement based upon performance of the acquired business over the next two years and will be accounted for as expense when incurred. The results of operations of eTapestry are included in the consolidated financial statements of the Company from the date of acquisition.

The allocation of the purchase price to other intangible assets is based on a preliminary third-party valuation and is subject to modification in the future. Any such modification is not expected to be significant. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition of eTapestry:

(in thousands)
Cash and cash equivalents	$309
Accounts receivable	1,096
Other current assets	21
Property and equipment	720
Net deferred tax assets, current	1,012
Intangible assets	10,867
Goodwill	18,176
Trade accounts payable	(137)
Accrued expenses and other current liabilities	(304)
Deferred revenue, current and noncurrent	(3,087)
Other liabilities, noncurrent	(39)
Net deferred tax liabilities, noncurrent	(3,207)

Total purchase price	$25,427

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

None of the $18,176,000 of goodwill arising in the acquisition is deductible for income tax purposes. The acquisition resulted in the identification of $10,867,000 of intangible assets, all of which are subject to amortization. The following table presents the amounts assigned to each intangible asset class:

	Intangible assets acquired (in thousands)	Weighted average amortization period (in years)
Customer relationships	$6,598	10.0
Software	2,724	7.0
Tradename	545	7.0
Noncompetition agreements	1,000	5.0
Total	$10,867	8.6

Target Companies

On January 16, 2007, the Company acquired Target Software, Inc. and Target Analysis Group, Inc., or the Target Companies, privately-owned affiliated companies based in Cambridge, Massachusetts. The two acquired companies provide solutions that help organizations analyze, plan, forecast, execute, and manage high-volume fundraising campaigns while simultaneously helping them maintain long-term donor relationships. The acquisition of the Target Companies is expected to significantly advance the Company’s strategic goal of providing a complete solution for meeting the fundraising and direct marketing needs of the nonprofit sector. The Company acquired all of the outstanding capital stock of the Target Companies for approximately $58,737,000, including direct acquisition-related costs, in an all cash transaction that was financed by a combination of cash on hand and borrowings under the Company’s credit facility. An additional amount of up to $2,400,000 is contingently payable to the sellers under an earn-out arrangement based upon performance of the acquired businesses over the next year. Amounts paid, if any, will be accounted for as additional cost of the acquired entities. The results of operations of the Target Companies are included in the consolidated financial statements of the Company from the date of acquisition.

The allocation of the purchase price to other intangible assets is based on a preliminary third-party valuation and is subject to modification in the future. Any such modification is not expected to be significant. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition of the Target Companies:

(in thousands)
Cash and cash equivalents	$507
Accounts receivable	5,178
Other current assets	168
Property and equipment	2,291
Deferred tax assets	738
Intangible assets	22,323
Goodwill	36,886
Trade accounts payable	(611)
Accrued expenses and other current liabilities	(3,505)
Deferred revenue, current and noncurrent	(1,807)
Loans from shareholders, current	(1,921)
Capital lease obligations, current and noncurrent	(1,510)

Total purchase price	$58,737

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

Of the total amount of goodwill arising in the acquisition, $35,817,000 is expected to be deductible for income tax purposes.

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

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of the Target Companies and eTapestry had taken place at the beginning of 2007 and 2006. The pro forma information includes the business combination effect of the amortization charges from acquired intangible assets, adjustments to interest income and related tax effects. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Revenue	$68,617	$57,240	$192,919	$162,080
Net income	8,803	8,102	22,025	18,503

Earnings per share, basic	$0.20	$0.19	$0.51	$0.43
Earnings per share, diluted	0.20	0.18	0.49	0.41

The change in goodwill during the nine months ended September 30, 2007 consisted of the following:

(in thousands)
Balance at December 31, 2006	$2,518
Addition related to business combinations	55,062
Payment of contingent consideration	844
Effect of foreign currency translation	106

Balance at September 30, 2007	$58,530

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

Amortization expense for acquisition-related intangible assets on our September 30, 2007 consolidated balance sheet for each of the next five years is as follows:

Year	Amortization expense (in thousands)
2008	$4,279
2009	4,122
2010	4,108
2011	4,048
2012	3,658
Total	$20,215

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

Diluted earnings per share for the three months ended September 30, 2007 and 2006 includes the effect of 969,154 and 1,240,544 potential common shares, respectively. Diluted earnings per share for the nine months ended September 30, 2007 and 2006 includes the effect of 985,340 and 1,406,990 potential common shares, respectively. There were no anti-dilutive potential common shares outstanding for the three and nine months ended September 30, 2007 and 2006.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2007	2006	2007	2006
Numerator:
Net income, as reported	$8,808	$8,436	$22,767	$21,644
Denominator:
Weighted average common shares	43,557,370	43,438,730	43,524,815	43,182,585
Add effect of dilutive securities:
Employee stock options and restricted stock	969,154	1,240,544	985,340	1,406,990

Weighted average common shares assuming dilution	44,526,524	44,679,274	44,510,155	44,589,575
Earnings per share:
Basic	$0.20	$0.19	$0.52	$0.50
Diluted	$0.20	$0.19	$0.51	$0.49

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2007 and December 31, 2006:

(in thousands)	September 30, 2007	December 31, 2006
Prepaid rent	$156	$187
Deferred sales commissions	1,586	588
Prepaid insurance	606	439
Prepaid software maintenance and royalties	1,897	1,633
Taxes, prepaid and receivable	3,962	4,986
Other	1,647	674
Total prepaid expenses and other current assets	$9,854	$8,507

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2007 and December 31, 2006:

(in thousands)	September 30, 2007	December 31, 2006
Accrued bonuses	$5,198	$4,599
Accrued commissions and salaries	5,398	1,954
Customer credit balances	1,483	1,060
Taxes payable	2,406	4,703
Accrued accounting and legal fees	1,427	1,278
Accrued health care costs	708	489
Other	3,517	1,964
Total accrued expenses and other current liabilities	$20,137	$16,047

7. Revolving credit facility

As of September 30, 2007, total indebtedness under the Company’s revolving credit facility was $11,500,000 and bears interest at 6.38%. As of December 31, 2006, there were no amounts outstanding.

On July 25, 2007, the Company entered into a $75,000,000 revolving credit facility. The new revolving credit facility has a term of five years, is guaranteed by the material domestic subsidiaries and is collateralized with the stock of all of the Company’s subsidiaries. Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at a variable rate based on the higher of the prime rate or federal funds rate plus a margin of 0.5% to 2.0% or LIBOR plus a margin of 1.0% to 1.5% depending on the nature of the loan and the debt ratio at the time of the borrowing. The outstanding balance of the previous credit facility on July 25, 2007 of $10,000,000 was transferred upon its termination on that date to the new credit facility.

During the nine months ended September 30, 2007, the Company has borrowed $48,000,000 under its current and previous credit agreements for business acquisition purposes and to meet operating needs and has repaid $36,500,000 of these borrowings.

8. Commitments and contingencies

The Company currently leases various office space and equipment under operating leases. In addition to operating leases, the Company, through its acquisitions of the Target Companies and eTapestry, has various non-cancellable capital leases

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

for computer equipment and furniture. The future minimum lease commitments related to these lease agreements, as well as the lease agreements discussed below, net of related sublease commitments, are as follows:

Year ending December 31, (in thousands)	Operating leases	Capital leases
2007 - remaining	$1,690	$167
2008	6,849	629
2009	6,993	404
2010	4,013	169
2011 and thereafter	841	41
Total minimum lease payments	$20,386	1,410
Less: portion representing interest		166

Present value of net minimum lease payments		1,244
Less: current portion		551

Noncurrent portion		$693

Lease agreement

On October 13, 1999, the Company entered into a lease agreement for office space with Duck Pond Creek, LLC, which is partially owned by certain current executive officers of the Company. The term of the lease is for ten years with two five-year renewal options by the Company. The current annual base rent of the lease is $4,854,000 payable in equal monthly installments. The base rate escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement.

The Company has subleased a portion of its headquarters facility under various agreements extending through 2008. Under these agreements, rent expense was reduced by $93,000 and $121,000 for the three months ended September 30, 2007 and 2006, respectively, and $294,000 and $362,000 for the nine months ended September 30, 2007 and 2006, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $369,000 and $128,000 for the years 2007 and 2008, respectively. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $650,000 and $799,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,496,000 and $1,661,000 for the nine months ended September 30, 2007 and 2006, respectively.

Other commitments

The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. The Company incurred expense under this agreement of $50,000 for each of the three-month periods ended September 30, 2007 and 2006 and $150,000 for each of the nine-month periods ended September 30, 2007 and 2006.

The Company utilizes third-party relationships in conjunction with its products. The contractual arrangements vary in length from one to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements at September 30, 2007 is approximately $647,000 through 2009. The Company incurred expense under these arrangements of $203,000 and $214,000 for the three months ended September 30, 2007 and 2006, respectively, and $628,000 and $542,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

9. Income taxes

Income taxes for the nine-month period ended September 30, 2007 were calculated using the projected effective tax rate for fiscal 2007 in accordance with SFAS No. 109. The 2007 estimated annual effective tax rate of 38.6%, which excludes period-specific items, was applied as the effective rate for the quarter ended September 30, 2007. The Company’s effective tax rates for the three-month periods ended September 30, 2007 and 2006 were 40.6% and 39.6%, respectively. As of September 30, 2007, the Company had state tax credits of $10,515,000, $6,835,000 net of federal tax effect, which will expire between 2009 and 2021, if unused. These tax credits had a valuation reserve of approximately $5,748,000, $3,736,000 net of federal tax effect, as of September 30, 2007. During the nine months ended September 30, 2007, the valuation allowance was increased $914,000 for state credits that are expected to expire unused.

Excess tax benefits on stock option exercises of approximately $2,304,000 and $5,587,000 were recorded in stockholders’ equity in the three months ended September 30, 2007 and 2006, respectively.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recognized a $269,000 reduction, including interest and penalties and net of applicable taxes, to the January 1, 2007 balance of retained earnings. The amount of the Company’s unrecognized tax benefits as of January 1, 2007 was $642,000, of which $417,000 would impact the effective rate of the Company if recognized. As of the date of adoption, the total amount of accrued interest and penalties was $334,000. No significant change in the gross amount of unrecognized tax benefits is expected within the next 12 months. In the nine months ended September 30, 2007, changes in penalties, accrued interest and unrecognized tax benefits as a result of tax positions taken in current and prior years were $1,000, $51,000 and ($12,000), respectively.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in the provision for income taxes.

The Company files U.S. federal, state and certain foreign country tax returns. None of the Company’s tax returns are currently under examination by tax authorities. The statute of limitations for examinations of our U.S. federal and most other returns is open for tax years 2004 through our most recent filings.

10. Stockholders’ equity

Preferred stock

The Company has authorized 20,000,000 shares of preferred stock. No shares were issued and outstanding at September 30, 2007 and December 31, 2006. The Company’s Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.

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

On August 3, 2007, the Company’s Board of Directors declared a third quarter dividend of $0.085 per share which was paid on September 14, 2007 to stockholders of record on August 28, 2007.

Stock repurchase program

On June 13, 2007, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $35,000,000 of the Company’s outstanding shares of common stock plus the aggregate amount of $6,182,000 that was authorized but not used under the prior stock repurchase program as of that date. The prior program was terminated at that date. The shares could be purchased in conjunction with a public offering of the Company’s stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

factors, all in accordance with the requirements of applicable law. In the nine months ended September 30, 2007, the Company repurchased 633,878 shares under this and the prior program at an average price per share of $22.66. The Company accounts for purchases of treasury stock under the cost method, which resulted in an increase to the treasury stock balance of $14,387,000 as of September 30, 2007. The remaining amount available to purchase stock under this plan was $40,873,000 as of September 30, 2007.

In addition to the Company’s stock repurchase plan, 3,150 shares, totaling $67,801, were surrendered by restricted stock holders to satisfy their tax obligations due upon vesting of restricted stock during the nine months ended September 30, 2007.

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

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related human resource costs, travel-related costs, third-party contractors, data expense, classroom rentals and other direct costs, for the three and nine months ended September 30, 2007 and 2006 were as follows:

(in thousands)	License fees	Consulting and education services (1)	Analytic services (2)	Maintenance	Subscriptions	Other	Total
Three months ended September 30, 2007
Revenue	$8,549	$20,579	$5,762	$24,015	$7,063	$1,867	$67,835
Direct controllable costs	656	10,191	2,261	3,389	2,095	1,704	20,296
Segment income	7,893	10,388	3,501	20,626	4,968	163	47,539
Corporate costs not allocated (3)							3,747
Operating expenses							28,448
Interest (income) expense, net							165
Other expense (income), net							343
Income before provision for income taxes							$14,836

Three months ended September 30, 2006
Revenue	$7,826	$14,941	$2,073	$20,790	$2,783	$1,373	$49,786
Direct controllable costs	514	6,504	1,156	2,693	597	1,243	12,707
Segment income	7,312	8,437	917	18,097	2,186	130	37,079
Corporate costs not allocated (3)							1,624
Operating expenses							21,899
Interest (income) expense, net							(480)
Other expense (income), net							64

Income before provision for income taxes							$13,972

(in thousands)	License fees	Consulting and education services (1)	Analytic services (2)	Maintenance	Subscriptions	Other	Total
Nine months ended September 30, 2007
Revenue	$27,646	$54,514	$12,359	$69,615	$17,395	$5,496	$187,025
Direct controllable costs	1,869	28,698	5,684	9,834	5,268	4,797	56,150
Segment income	25,777	25,816	6,675	59,781	12,127	699	130,875
Corporate costs not allocated (3)							10,384
Operating expenses							82,259
Interest (income) expense, net							384
Other expense (income), net							420

Income before provision for income taxes							$37,428

Nine months ended September 30, 2006
Revenue	$24,281	$41,071	$5,352	$59,748	$7,534	$3,991	$141,977
Direct controllable costs	1,694	19,266	2,681	8,134	1,587	3,742	37,104
Segment income	22,587	21,805	2,671	51,614	5,947	249	104,873
Corporate costs not allocated (3)							4,945
Operating expenses							65,037
Interest (income) expense, net							(829)
Other expense (income), net							196

Income before provision for income taxes							$35,524

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other educational services.
(2)	This segment consists of donor prospect research and data modeling services.
(3)	Various corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization of intangibles arising from business combinations are not allocated to the segment incomes as management believes that the exclusion of these costs allows the Company to better understand and manage other operating expenses and cash needs.

12. Subsequent events

On October 31, 2007, the Company’s Board of Directors declared a fourth quarter dividend of $0.085 per share payable on December 14, 2007 to stockholders of record on November 28, 2007.

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

Overview

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of September 30, 2007, we had approximately 19,000 customers. Our customers operate in multiple verticals within the nonprofit market, including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period and related disclosures of contingent assets and liabilities. The most significant estimates and assumptions relate to our revenue recognition, our allowance for sales returns and doubtful accounts, valuation of long-lived and intangible assets and goodwill, stock-based compensation and provision for income taxes and valuation of deferred tax assets and liabilities.

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

•	The EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”

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

Subscription revenue includes revenue associated with hosted applications, hosting services, data enrichment services, data management services and online training programs. Subscription-based revenue and any related set-up fees are recognized ratably over the service period of the contract.

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

We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. Except with respect to certain state income tax credits, we have not recorded a valuation allowance as of September 30, 2007 and December 31, 2006, because we expect to be able to utilize our entire net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of additional tax deductions permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.

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

Results of operations

Comparison of the three and nine months ended September 30, 2007 and 2006

We completed the acquisition of Target Software, Inc. and Target Analysis Group, Inc., together referred to as the Target Companies, on January 16, 2007. Additionally, we completed the acquisition of eTapestry.com, Inc., referred to as eTapestry, on August 1, 2007. The results of operations from the Target Companies and eTapestry are included in our consolidated results of operations from the dates of their respective acquisition.

Revenue

The table below compares revenue from our statement of operations for the three and nine months ended September 30, 2007 with the same periods in 2006.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change	% Change	2007	2006	Change	% Change

License fees	$8.5	$7.8	$0.7	9%	$27.6	$24.3	$3.3	14%
Services	26.3	17.0	9.3	55%	66.9	46.4	20.5	44%
Maintenance	24.0	20.8	3.2	15%	69.6	59.8	9.8	16%
Subscriptions	7.1	2.8	4.3	154%	17.4	7.5	9.9	132%
Other	1.9	1.4	0.5	36%	5.5	4.0	1.5	38%
Total revenue	$67.8	$49.8	$18.0	36%	$187.0	$142.0	$45.0	32%

Total revenue increased $18.0 million, or 36%, in the third quarter of 2007 compared to the third quarter of 2006. A total of $7.6 million or 42% of this increase was attributable to the inclusion of the Target Companies in our consolidated results of operations. The inclusion of eTapestry contributed $1.5 million, or 8% of the total increase in revenue. The remaining increase in revenue in the third quarter of 2007 is due to growth in services and license fees to new and existing customers partially due to the introduction of new product offerings. Also contributing to the growth is revenue from new maintenance contracts associated with these new license agreements and existing client increases and revenue from our subscription offerings.

Total revenue increased $45.0 million, or 32%, for the nine months ended September 30, 2007 compared to nine months ended September 30, 2006. A total of $17.6 million or 39% of this increase was attributable to the inclusion of the Target Companies in our consolidated results of operations. The inclusion of eTapestry contributed $1.5 million, or 3% of the total increase in revenue. The remaining increase in revenue in the first nine months of 2007 is due to growth in services and license fees to new and existing customers as well as the introduction of new product offerings. Also contributing to the growth is revenue from new maintenance contracts associated with these new license agreements and existing client increases and revenue from our subscription offerings.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Segment results

We analyze our business according to our six operating segments as identified in Note 11, which are license fees, consulting and education services, analytic services, maintenance, subscriptions and other. The analyses provided below are presented on a non-GAAP basis before the inclusion of various allocable corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization of intangibles arising from business combinations because, in managing our operations, we believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. These excluded costs are analyzed separately following the segment results analysis.

License fees

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change	% Change	2007	2006	Change	% Change

License fee revenue	$8.5	$7.8	$0.7	9%	$27.6	$24.3	$3.3	14%
Direct controllable cost of license fees	0.7	0.5	0.2	40%	1.9	1.7	0.2	12%
Segment income	$7.8	$7.3	$0.5	7%	$25.7	$22.6	$3.1	14%
Segment margin %	92%	94%			93%	93%

Revenue from license fees is derived from the sale of our software products, under a perpetual license agreement. License fee revenue growth in the third quarter of 2007, which is primarily volume driven, is attributable to a $0.9 million increase in sales to existing clients and a $0.2 million decrease in sales to new clients. The Target Companies contributed $0.1 million of license fee revenue in the third quarter of 2007.

Direct controllable cost of license fees includes third-party software royalties and costs of shipping software products to our customers. The increase in cost of license fees in the third quarter of 2007 is primarily due to an increase in third-party royalty expense of $0.2 million associated with The Patron Edge, our ticketing software.

The two percentage point decrease in segment margin is the result of a higher mix of software sales which contain third-party software for which we pay royalties, primarily The Patron Edge.

License fee revenue growth in the first nine months of 2007, which is primarily volume driven, is attributable to a $1.9 million increase in sales to existing clients and a $1.1 million increase in product sales to new customers. Additionally, $0.3 million of the increase in license fee revenue is associated with the Target Companies.

The cost of license fees increase in the first nine months of 2007 is comprised of a $0.2 million increase in third-party royalties and a $0.1 million increase in proprietary software costs, offset by a $0.1 million decrease in variable reseller commission. The segment margin was unchanged in the nine months ended September 30, 2007 compared to the same period in 2006.

Consulting and education services

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change	% Change	2007	2006	Change	% Change

Consulting and education services revenue	$20.6	$14.9	$5.7	38%	$54.5	$41.0	$13.5	33%
Direct controllable cost of consulting and education services	10.2	6.5	3.7	57%	28.7	19.3	9.4	49%
Segment income	$10.4	$8.4	$2.0	24%	$25.8	$21.7	$4.1	19%
Segment margin %	50%	56%			47%	53%

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

The rates charged for our service offerings have remained relatively constant year over year and, as such, the increase in revenue in the third quarter of 2007 is principally the result of increased volume of services provided. The increase in revenue is comprised of a $4.4 million increase in consulting, installation and implementation services delivered, of which $1.6 million is attributable to the Target Companies and $0.2 million is attributable to eTapestry, Inc., and a $1.3 million increase in education services delivered.

Cost of consulting and education services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals and other costs incurred in providing consulting, installation and implementation services and customer training. During the third quarter of 2007, salary, benefit and bonus expense increased $3.3 million compared to the third quarter of 2006 as we increased headcount to meet growing customer demand. A total of $0.6 million, or 18% of the increase in salary, benefits and bonus expense is due to the inclusion of headcount associated with the acquisition of the Target Companies. Additionally, travel-related expenses and training supplies increased $0.3 million.

The increase in revenue in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is comprised of a $10.8 million increase in consulting, installation and implementation services delivered, of which $4.0 million is attributable to the Target Companies and $0.2 million is attributable to eTapestry, Inc., and a $2.6 million increase in education services delivered.

During the first nine months of 2007, salary, benefit and bonus expense increased $7.9 million compared to the first nine months of 2006 as we increased headcount to meet growing customer demand. A total of $1.6 million or 20% of the increase in salary, benefits and bonus expense is due to the inclusion of headcount associated with the acquisition of the Target Companies. Other increases include increased travel-related expenses, services from contractors and training supplies totaling $1.4 million associated with increased service delivery.

The margin decreases in the third quarter and first nine months of 2007 compared to the same periods in 2006 are due to increased human resource costs related to our successful hiring efforts in 2007 and lower utilization as a result of a greater percentage of headcount not fully trained compared to the prior year and other scheduling challenges of matching client demands with consultants’ availability. Additionally, average billing rates for our consultants have remained relatively constant while consultant’s salaries and related human resource costs have increased year over year.

Analytic services

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change	% Change	2007	2006	Change	% Change

Analytic services revenue	$5.7	$2.1	$3.6	171%	$12.4	$5.4	$7.0	130%
Direct controllable cost of analytic services	2.3	1.2	1.1	92%	5.7	2.7	3.0	111%
Segment income	$3.4	$0.9	$2.5	278%	$6.7	$2.7	$4.0	148%
Segment margin %	60%	43%			54%	50%

Analytic services, which are comprised of donor prospect research, benchmarking studies and data modeling services involve the assessment of current and prospective donor information of the customer. The end product enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical tools. Revenue from analytic services increased 171% in the third quarter of 2007 compared to the third quarter of 2006. The increase in analytic services is comprised of a $3.6 million increase in donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services delivered, of which $3.0 million is attributable to the Target Companies.

Cost of analytic services is primarily comprised of human resource costs and data expense incurred to perform analytic services. The increase in cost of analytic services in the third quarter of 2007 compared to the third quarter of 2006 is principally due the inclusion of headcount associated with the acquisition of the Target Companies. Salary, benefits and bonus expense increased $1.0 million in the third quarter of 2007 compared to the third quarter of 2006, of which $0.8 million is directly related to the Target Companies. Additionally, data expense incurred to deliver analytic services increased $0.1 million.

Revenue from analytic services increased 130% in the first nine months of 2007 compared to the first nine months of 2006. The increase in analytic services is comprised of a $7.0 million increase in donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services delivered, of which $5.6 million is attributable to the Target Companies.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

The increase in cost of analytic services in the first nine months of 2007 compared to the first nine months of 2006 is predominantly due to the inclusion of headcount associated with the acquisition of the Target Companies. Salary, benefits and bonus expense increased $2.6 million in the first nine months of 2007 compared to the first nine months of 2006, of which $2.2 million is directly related to the Target Companies. Other increases include higher costs of data used to perform analytics and travel-related expenses totaling $0.4 million.

The analytic services margin increase in the three and nine months ended September 30, 2007 compared to the same periods in 2006 is primarily due to a decrease in the cost of the data used to perform analytic services, recruiting and relocation expenses and travel-related expenses as a percentage of revenue, offset by an increase in human resource costs.

Maintenance

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change	% Change	2007	2006	Change	% Change

Maintenance revenue	$24.0	$20.8	$3.2	15%	$69.6	$59.8	$9.8	16%
Direct controllable cost of maintenance	3.4	2.7	0.7	26%	9.8	8.2	1.6	20%
Segment income	$20.6	$18.1	$2.5	14%	$59.8	$51.6	$8.2	16%
Segment margin %	86%	87%			86%	86%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements and upgrades to our software products and online, telephone and email support. The maintenance revenue increase in the third quarter of 2007 compared to the third quarter of 2006 is comprised of $3.0 million of new maintenance contracts associated with new license agreements, including new products, $0.7 million from maintenance agreements associated with customers of the Target Companies and $0.6 million from maintenance contract inflationary rate adjustments, offset by $1.2 million of maintenance contracts that were not renewed.

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs and data expenses, and other costs incurred in providing support and services to our customers. During the third quarter of 2007 the cost of maintenance increase is principally the result of a $0.6 million increase in salary, benefits and bonus expense, of which $0.2 million is due the inclusion of headcount associated with the acquisition of the Target Companies.

The maintenance revenue increase in the first nine months of 2007 compared to the first nine months of 2006 is comprised of $9.1 million of new maintenance contracts associated with new license agreements, including new products, along with $1.8 million from maintenance agreements associated with customers of the Target Companies and $1.7 million from maintenance contract inflationary rate adjustments, offset by $2.9 million of maintenance contracts that were not renewed.

During the first nine months of 2007 the cost of maintenance increase is principally the result of a $1.7 million increase in salary, benefits and bonus expense, of which $0.6 million is due to the inclusion of headcount associated with the acquisition of the Target Companies.

The maintenance margin remained relatively unchanged for the three and nine month periods in 2007 compared to the same periods in 2006.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Subscriptions

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change	% Change	2007	2006	Change	% Change

Subscriptions revenue	$7.1	$2.8	$4.3	154%	$17.4	$7.5	$9.9	132%
Direct controllable cost of subscriptions	2.1	0.6	1.5	250%	5.3	1.6	3.7	231%
Segment income	$5.0	$2.2	$2.8	127%	$12.1	$5.9	$6.2	105%
Segment margin %	70%	79%			70%	79%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications, providing application hosting services, and access to certain data services and our online subscription training offerings. The increase in subscriptions revenue in the third quarter of 2007 compared to the third quarter of 2006 is principally due to a $3.2 million increase in revenue from providing access to our hosted applications, of which $2.0 million is attributable to the Target Companies and $1.1 million is attributable to eTapestry. Additionally, revenue from application hosting services increased $0.5 million and revenue from our online analytics products increased $0.6 million.

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, and other costs incurred in providing support and services to our customers. The increase in the cost of subscriptions in the third quarter of 2007 compared to the third quarter of 2006 is primarily due to an increase in salary, benefits and bonus expenses, which increased $1.3 million, of which $1.0 million and $0.1 million is due to the inclusion of headcount associated with the acquisitions of the Target Companies and eTapestry, respectively. Additionally, an increase in data expense and other costs of $0.2 million is attributed to the Target Companies and eTapestry.

The increase in subscriptions revenue in the first nine months of 2007 compared to the first nine months of 2006 is principally due to a $6.8 million increase in revenue from providing access to our hosted applications, of which $5.3 million is attributable to the Target Companies and $1.1 million is attributable to eTapestry. Additionally, revenue from our online analytics products increased $1.8 million and revenue from our application hosting services increased $1.2 million.

The increase in the cost of subscriptions in the first nine months of 2007 compared to the same period in 2006 is primarily due to an increase in salary, benefits and bonus expenses, which increased $3.2 million, of which $2.7 million is due to the inclusion of headcount associated with the acquisition of the Target Companies. Other increases include higher third-party royalty and data expenses and higher travel-related expenses totaling $0.3 million.

The decrease in subscriptions margin in the three and nine months ended September 30, 2007, compared to their respective periods in 2006, is predominantly due to higher salaries, benefits and bonus expense as a result of the inclusion of costs related to the Target Companies, which has not yet realized its full scale.

Other revenue

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change	% Change	2007	2006	Change	% Change

Other revenue	$1.9	$1.4	$0.5	36%	$5.5	$4.0	$1.5	38%
Direct controllable cost of other revenue	1.7	1.2	0.5	42%	4.8	3.7	1.1	30%
Segment income	$0.2	$0.2	$-	0%	$0.7	$0.3	$0.4	133%
Segment margin %	11%	14%			13%	8%

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue increased in the third quarter of 2007 primarily due to a $0.4 million increase in reimbursable travel-related costs from our services businesses.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Direct controllable cost of other revenue includes human resource costs, costs of business forms and reimbursable expense relating to the performance of services at customer locations. The increase in the third quarter of 2007 compared to the third quarter of 2006 is due to a $0.4 million increase in reimbursable expenses related to providing services at clients’ sites.

Other revenue increased in the first nine months of 2007 primarily due to a $1.1 million increase in reimbursable travel costs from our services businesses and a $0.3 million increase in fees from user conferences compared to the first nine months of 2006.

The increase in the cost of other revenue in the first nine months of 2007 compared to the first nine months of 2006 is due to a $0.9 million increase in reimbursable expenses related to providing services at clients’ sites.

The margin decrease in the three months ended September 30, 2007, is due to the increase of reimbursable expense relating to the performance of services at customer locations. The margin increase in the nine months ended September 30, 2007 is due to an increase in realization of reimbursable travel-related costs associated with providing services at clients’ sites as a percentage of other revenue.

GAAP gross profit

Segment income does not include an allocation of corporate costs, stock-based compensation expense and amortization expense. The following schedule reconciles total segment income to gross profit as stated on the statement of operations.

	Three months ended September 30,				Nine months ended September 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change

Segment income
License fees	$7.8	$7.3	$0.5	7%	$25.7	$22.6	$3.1	14%
Consulting and education services	10.4	8.4	2.0	24%	25.8	21.7	4.1	19%
Analytic services	3.4	0.9	2.5	278%	6.7	2.7	4.0	148%
Maintenance	20.6	18.1	2.5	14%	59.8	51.7	8.1	16%
Subscriptions	5.0	2.2	2.8	127%	12.1	5.9	6.2	105%
Other	0.2	0.2	-	0%	0.7	0.3	0.4	133%
Total segment income	47.4	37.1	10.3	28%	130.8	104.9	25.9	25%

Less corporate costs not allocated to segment expenses:
Stock-based compensation expense	0.3	0.2	0.1	50%	0.7	0.5	0.2	40%
Amortization of intangible assets acquired in business combinations	0.8	-	0.8	100%	2.0	-	2.0	100%
Corporate overhead costs	2.6	1.5	1.1	73%	7.6	4.5	3.1	69%
Gross profit as stated in statement of operations	$43.7	$35.4	$8.3	23%	$120.5	$99.9	$20.6	21%
Gross margin %	64%	71%			64%	70%

Corporate overhead costs are comprised of depreciation, facilities and IT support costs. The increase in both the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 is primarily attributed to the Target Companies. Additionally, overhead costs increased due to the lease of two additional office facilities. Of the increase during the third quarter 2007, $0.6 million is attributable to the Target Companies and eTapestry. Additionally, the facilities expense increased $0.2 million in rent expense as the result of leasing additional office space, a sublease expiring and a decrease in the South Carolina state incentive, which is accounted for as a reduction to rent. Of the $3.1 million increase in corporate overhead costs for the first nine months of 2007 compared to 2006, $1.3 million and $0.1 million are attributable to the Target Companies and eTapestry, respectively. The remaining increase of $1.7 million is comprised of increases in depreciation, facilities and IT support costs. An increase of $0.8 million in facilities costs is comprised of $0.4 million increase in rent expense as the result of leasing additional office space, a sublease expiring and a decrease in the South Carolina state incentive, which is accounted for as reduction to rent, and $0.2 million increase in communications expenses. IT support costs increased $0.6 million, of which $0.2 million is human resource costs and $0.3 million is maintenance on internally used software.

Operating expenses

The operating expenses analyzed below are presented on a non-GAAP basis as they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed, in total, in the section following the operating expense analysis.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Sales and marketing

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change	% Change	2007	2006	Change	% Change

Sales and marketing expense	$14.6	$10.0	$4.6	46%	$41.2	$29.4	$11.8	40%
Percentage of revenue	22%	20%			22%	21%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. The increase in sales and marketing expense in the third quarter of 2007 compared to the third quarter of 2006 in absolute dollars and as a percentage of revenue is principally due to increases in the size of our sales force. During the third quarter of 2007, salaries, benefits and bonus expense increased $2.2 million, of which $0.8 million and $0.4 million is due the inclusion of headcount associated with the acquisitions of the Target Companies and eTapestry, respectively. Additionally, commissions increased $1.4 million due to higher commissionable sales. Other increases include higher allocated costs of $0.4 million, higher travel-related expenses of $0.2 million and higher marketing expenses of $0.2 million.

The increase in sales and marketing expenses in the first nine months of 2007 compared to the first nine months of 2006 in absolute dollars and as a percentage of revenue is principally due to increases in the size of our sales force. During the first nine months of 2007, salaries, benefits and bonus expense increased $6.3 million, of which $2.2 million is due to the inclusion of headcount associated with the acquisition of the Target Companies. Additionally, commissions increased $2.7 million due to higher commissionable sales. Other increases include higher marketing expenses and travel-related expenses totaling $1.6 million and higher allocated costs of $1.1 million.

Research and development

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change	% Change	2007	2006	Change	% Change

Research and development expense	$7.0	$5.6	$1.4	25%	$20.2	$17.1	$3.1	18%
Percentage of revenue	10%	11%			11%	12%

Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. During the third quarter of 2007, the increase in research and development costs is primarily due to a $1.5 million increase in salaries, benefits and bonus expense of which $0.4 million is due to the inclusion of headcount associated with the acquisitions of the Target Companies and eTapestry. We discontinued the use of offshore contractors during the fourth quarter of 2006 resulting in the need for additional staffing for the development of new product offerings. A further increase of $0.3 million is attributable to higher allocated costs. These increases were offset by a $0.4 million decrease in outside contractor expenses as a result of the discontinued use of offshore contractors.

During the first nine months of 2007, the increase in research and development costs is primarily due to a $3.4 million increase in salaries, benefits and bonus expense of which $1.0 million is due to the inclusion of headcount associated with the acquisitions of the Target Companies and eTapestry. A further increase of $0.7 million is attributable to higher allocated costs. These increases were offset by a $1.1 million decrease in outside contractor expenses as a result of the discontinued use of offshore contractors.

Research and development as a percentage of revenue decreased one percentage point for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006. During 2007, we have been focused on aligning our product development plans in light of the combination with the Target Companies. As we begin to deliver on these plans, we expect research and development as a percentage of revenue to increase in future periods.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

General and administrative

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2007	2006	Change	% Change	2007	2006	Change	% Change

General and administrative expense	$5.6	$4.3	$1.3	30%	$16.4	$12.6	$3.8	30%
Percentage of revenue	8%	9%			9%	9%

General and administrative expense consists primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support, and other administrative expenses. During the third quarter of 2007, general and administrative expenses increased $1.3 million compared to the third quarter of 2006, of which $0.9 million is attributed to the inclusion of the Target Companies and eTapestry. This increase of $1.3 million was primarily driven by a $0.8 million increase in salaries, benefits and bonus expense associated with additional headcount, travel-related expenses increased $0.1 million and higher allocated and other costs totaling $0.3 million. The slight decrease in general and administrative expenses as a percentage of revenue in the third quarter of 2007 compared to the third quarter of 2006 is due to a decrease in public company costs and other administrative costs as a percentage of revenue.

During the first nine months of 2007, general and administrative expenses increased $3.8 million compared to the first nine months of 2006. Of this increase, a total of $2.1 million is attributed to the inclusion of the Target Companies and eTapestry. This increase of $3.8 million was primary driven by a $1.9 million increase in salaries, benefits and bonus expense associated with additional headcount. Other increases include higher professional fees, other administrative costs, travel-related expenses, third-party professional fees, costs associated with operating as a public company, and recruiting and relocation costs, totaling $1.4 million. A further increase of $0.4 million is attributable to higher allocated costs. General and administrative expenses remained constant as a percentage of revenue in the first nine months of 2007 compared to the first nine months of 2006.

Stock-based compensation

Beginning on January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective transition method. SFAS No. 123(R) requires us to recognize compensation expense related to stock-based awards to employees.

Our consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006 includes the amounts of stock-based compensation illustrated below:

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2007	2006	Change	% Change	2007	2006	Change	% Change
Included in cost of revenue:
Cost of services	$187	$122	$65	53%	$526	$402	$124	31%
Cost of maintenance	52	26	26	100	151	84	67	80
Cost of subscriptions	35	4	31	775	56	13	43	331
Total included in cost of revenue	274	152	122	80	733	499	234	47
Included in operating expenses:
Sales and marketing	23	193	(170)	(88)	544	633	(89)	(14)
Research and development	260	183	77	42	795	562	233	41
General and administrative	800	1,396	(596)	(43)	2,796	4,206	(1,410)	(34)
Total included in operating expenses	1,083	1,772	(689)	(39)	4,135	5,401	(1,266)	(23)
Total	$1,357	$1,924	$(567)	(29)%	$4,868	$5,900	$(1,032)	(17)%

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Stock-based compensation is comprised of expense from stock options, restricted stock awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for the three month and nine month periods ended September 30, 2007 and 2006.

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2007	2006	Change	% Change	2007	2006	Change	% Change
Stock-based compensation from:
Stock options	$542	$1,462	$(920)	(63)%	$1,949	$4,524	$(2,575)	(57)%
Restricted stock awards	750	462	288	62	2,512	1,376	1,136	83
Stock appreciation rights	65	-	65	-	407	-	407	-
Total stock-based compensation	$1,357	$1,924	$(567)	(29)%	$4,868	$5,900	$(1,032)	(17)%

The decrease in total stock-based compensation in the third quarter of 2007 compared to the third quarter of 2006 is the result of using the accelerated method for recognizing stock-based compensation expense associated with stock options. This method results in the recognition of more expense in the earlier periods of vesting when compared with the straight-line method of amortization, which results in equal amounts of expense in all vesting periods. Furthermore, there have been no new grants of stock options since 2005. The decrease in stock option expense is partially offset by an increase in compensation expense from restricted stock awards due to an increase in number of awards granted and their associated amortization. Additionally, grants of stock appreciation rights, which began in the fourth quarter of 2006, contributed to an increase in stock-based compensation expense for the three months ended September 30, 2007 compared to the same period of 2006.

Amortization

Amortization expense is allocated according to the nature of the respective identifiable intangible asset and, to the extent associated directly with revenue, we allocate amortization expense to the respective cost of revenue. Amortization expense included in our consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006 is illustrated below:

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2007	2006	Change	% Change	2007	2006	Change	% Change
Included in cost of revenue:
Cost of license fees	$43	$-	$43	100%	$110	$-	$110	100%
Cost of services	318	-	318	100	851	-	851	100
Cost of maintenance	110	-	110	100	291	-	291	100
Cost of subscriptions	327	-	327	100	730	-	730	100
Cost of other revenue	28	-	28	100	65	-	65	100
Total included in cost of revenue	826	-	826	100	2,047	-	2,047	100
Included in operating expenses:	143	190	(47)	(25)	325	509	(184)	(36)
Total	$969	$190	$779	410%	$2,372	$509	$1,863	366%

The increase in amortization expense for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 is directly attributable to the acquisition of the Target Companies and eTapestry which resulted in the recognition of approximately $33.2 million in identifiable intangible assets with lives ranging from 5 to 15 years.

Interest expense

Interest expense was $0.3 million in the third quarter of 2007 compared with less than $0.1 million in the third quarter of 2006. Interest expense was $1.1 million in the first nine months of 2007 compared with less than $0.1 million in the same period of 2006. These increases in interest expense are directly related to our borrowing under our credit facility in connection with the acquisitions of the Target Companies and eTapestry.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. The 2007 estimated annual effective tax rate of 38.6%, which excludes period-specific items, was applied as the effective rate for the quarter ended September 30, 2007. Our actual effective rates for the three-month periods ended September 30, 2007 and 2006 were 40.6% and 39.6%, respectively. Our actual effective tax rates for the nine-month periods ended September 30, 2007 and 2006 were 39.2% and 39.1%, respectively.

Our deferred tax assets and liabilities are recorded at an amount based upon a U.S. federal income tax rate of 35.0% and appropriate statutory tax rates of various foreign, state and local jurisdictions in which we operate. If our tax rates change in the future, we may adjust our deferred tax assets and liabilities to an amount reflecting those income tax rates. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.3 million reduction to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007, the date of adoption, was $0.6 million, of which $0.4 million would impact our effective rate if recognized. As of the date of adoption, the total amount of accrued interest and penalties was $0.3 million. No significant change in the gross amount of unrecognized tax benefits is expected within the next 12 months. Tax expense for the three months ended September 30, 2007, was increased by $24,000 for changes in liabilities, penalties and accrued interest related to uncertain tax positions.

Liquidity and capital resources

At September 30, 2007, cash and cash equivalents totaled $16.2 million, compared to $67.8 million at December 31, 2006. The $51.6 million decrease in cash and cash equivalents during the first nine months of 2007 is the result of:

•	generating $49.8 million of cash from operations,

•

receiving $30.0 million and $12.5 million in proceeds from the use of our credit facility which we used to purchase the Target Companies and eTapestry, respectively, plus an additional $5.5 million from the use of our credit facility for other substantial short-term needs, and

•	$4.7 million from the proceeds and excess tax benefits of stock option exercises,

offset by:

•	$83.3 million, net of cash acquired, used to purchase the Target Companies and eTapestry,

•	$1.0 million paid to former owners of Campagne Associates, Ltd. under an earnout agreement,

•	$14.5 million used to purchase our stock under our stock repurchase program,

•	$36.5 million used to repay borrowings made in connection with the acquisitions of the Target Companies and eTapestry,

•	$11.3 million in dividends paid to stockholders,

•	$1.9 million to repay debt acquired in connection with the Target Companies,

•	$4.7 million used to purchase fixed assets,

•	$0.4 million paid for deferred financing fees and

•	$0.3 million for payments on capital leases.

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

We have drawn on our credit facilities from time to time to help us meet other substantial short-term financial needs, such as business acquisitions. On July 25, 2007, we entered into a new five-year, $75.0 million credit facility to replace the existing three-year, $30.0 million credit facility that would have expired September 30, 2007; the new credit facility provides us with greater financial flexibility because of its size and more favorable terms compared with the previous facility.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Operating cash flow

Net cash provided by operating activities increased $4.4 million to $49.8 million in the nine-month period ended September 30, 2007 compared to $45.4 million as reported for the nine months ended September 30, 2006. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; (iii) adjustments to our provision for sales returns and allowances; and (iv) changes in our working capital.

Working capital is composed of accounts receivable, other current assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Net collections of accounts receivable and increases in deferred revenue represent a decrease in working capital of $6.8 million and $6.0 million in the nine-month periods ended September 30, 2007 and 2006, respectively. Changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets represent a decrease in working capital of $0.6 million and $0.3 million in the nine-month periods ended September 30, 2007 and 2006, respectively. Changes in working capital are driven by many reasons, including becoming a tax payer in 2007 and the timing of other payments.

Investing cash flow

Net cash used in the nine-month period ended September 30, 2007 for investing activities was $89.2 million compared to $8.4 million of net cash used in investing activities during the nine-month period ended September 30, 2006. The increase is principally due to the acquisitions of the Target Companies on January 16, 2007 and eTapestry on August 1, 2007. We invested $4.7 million in property and equipment in the first nine months of 2007 compared to $2.3 million the first nine months of 2006, an increase of $2.4 million as we made investments in our infrastructure to support our growth.

Financing cash flow

Net cash used in financing activities for the nine-month period ended September 30, 2007 was $12.2 million, comprised of $48.0 million provided by the issuance of debt in connection with the acquisitions of the Target Companies and eTapestry and $4.7 million from the proceeds and excess tax benefits of stock option exercises, offset by $36.5 million used to repay debt incurred in connection with the acquisitions of the Target Companies and eTapestry, $14.5 million used for repurchases of our stock under our stock repurchase program, dividend payments of $11.3 million to stockholders, $1.9 million used to repay debt acquired in connection with the Target Companies, $0.4 million paid for deferred financing fees in connection with our new credit facility and $0.3 million used to pay capital lease obligations. Comparatively, net cash used in financing activities for the nine-month period ended September 30, 2006 was $5.4 million, comprised of $7.8 million for purchases of our stock and dividend payments of $9.2 million to stockholders, offset by proceeds from stock option exercises of $6.0 million and $5.6 million of excess tax benefits from stock option exercises.

Commitments and contingencies

As of September 30, 2007, we had $11.5 million of outstanding debt and future minimum lease commitments of $22.0 million as follows (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$20,589	$1,764	$13,970	$4,479	$376
Capital leases	1,410	167	1,033	210	-
Short-term debt and interest expense	11,696	11,696	-	-	-
Total	$33,695	$13,627	$15,003	$4,689	$376

Our commitments related to operating leases have not been reduced by the future minimum lease commitments under various sublease agreements extended through 2008.

We had $11.5 million of outstanding debt under our credit facility as of September 30, 2007. Interest on this debt is payable monthly. The amount included in the table above related to interest on the facility, totaling $196,000, assumes that $11.5 million that was outstanding as of September 30, 2007 will be outstanding until the end of 2007. The actual interest expense recognized in our statement of operations will depend on the amount of debt and length of time the debt is outstanding, which could be different from our assumptions used in the table above.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

In connection with the acquisition of eTapestry on August 1, 2007, discussed in Note 3 of the consolidated financial statements as of and for the three and nine months ended September 30, 2007, we could pay up to a total of $1.5 million in contingent consideration based on the performance of eTapestry for the twelve-month periods ending September 30, 2008 and 2009.

In connection with the acquisition of the Target Companies on January 16, 2007, discussed in Note 3 of the consolidated financial statements as of and for the three and nine months ended September 30, 2007, we could pay up to $2.4 million of contingent consideration based on the performance of the Target Companies during the 2007 fiscal year. The payments, if any, will be made in March 2008.

In connection with the January 2006 purchase of Campagne Associates, Ltd., we could pay up to $2.5 million of contingent consideration as part of the acquisition. Of the $2.5 million of contingent consideration, $1.0 million was paid in March 2007. The remaining contingent consideration, if any, will be payable in 2008 based on performance during the second year following the acquisition.

As of September 30, 2007, we have accrued $0.6 million of state taxes and $0.4 million of interest and penalties related to uncertain tax positions taken in current and prior years. Please refer to Note 9 in our condensed notes to the consolidated financial statements for further information. We are unable to determine the period in which these liabilities will be settled, and accordingly, we have not included these amounts in the table above.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitment under these arrangements at September 30, 2007 is approximately $0.6 million through 2009. We incurred expense under these arrangements of $0.6 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively.

Our Board of Directors approved an increase in our annual dividend from $0.28 to $0.34 per share in 2007 and declared a fourth quarter dividend of $0.085 per share payable on December 14, 2007 to stockholders of record on November 28, 2007. Dividends at this rate would total approximately $15.1 million in the aggregate on the common stock in 2007 (assuming 44,461,627 shares of common stock are outstanding). Our ability to pay dividends may be restricted by, among other things, the terms of our credit facility.

Foreign currency exchange rates

Approximately 14.0% of our total net revenue for the nine-month period ended September 30, 2007 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.3 million at September 30, 2007 and $0.2 million at December 31, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and qualitative disclosures about market risk

Due to the nature of our short-term investments, our lack of material long-term debt and our ability to use currently available sources of funds and anticipated cash flows from operations to finance our operations and anticipated capital expenditures, we have concluded that we currently face no material interest risk exposure. Therefore, no quantitative tabular disclosures are required. For further discussion, see the “Foreign currency exchange rates” section on page 33.

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

Blackbaud, Inc.

Changes in internal control over financial reporting

We disclosed in this Form 10-Q the acquisition of eTapestry. The acquisition has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Blackbaud, Inc.

PART II. OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds

Information about shares of common stock repurchased during the three months ended September 30, 2007 under our stock repurchase program, as well as common stock withheld by us to satisfy tax obligations of employees, appears in the table below.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (2)
Beginning balance, July 1, 2007				$41,180,795
July 1, 2007 through July 31, 2007	-	$-	-	$41,180,795
August 1, 2007 through August 31, 2007	14,869	$23.37	13,000	$40,873,340
September 1, 2007 through September 30, 2007	-	$-	-	$40,873,340
Total	14,869	$23.37	13,000	$40,873,340

(1)	Includes 1,869 shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock during the period.
(2)	On June 13, 2007, our Board of Directors approved a new stock repurchase program that authorizes us to repurchase an amount of our common stock up to $35.0 million plus the aggregate amount of $6,181,751 that was authorized but not used under the prior stock repurchase program as of that date and terminates the prior program.

Item 6.	Exhibits

Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: November 9, 2007	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer