Form 10-K
period 2007-12-31
BLACKBAUD INC
filed 2008-02-29
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-50600

BLACKBAUD, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2617163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Daniel Island Drive

Charleston, South Carolina 29492

(Address of principal executive offices, including zip code)

(843) 216-6200

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☒     NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 29, 2007 (based on the closing sale price of $22.08 on that date), was approximately $863,513,516. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at February 25, 2008 was 45,048,259.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders currently scheduled to be held June 18, 2008 are incorporated by reference into Part III hereof.

BLACKBAUD, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Although we attempt to be accurate in making these forward-looking statements, it is possible that future circumstances might differ from the assumptions on which such statements are based. In addition, other important factors that could cause results to differ materially include those set forth under “Item 1A. Risk factors” and elsewhere in this report and in our other SEC filings. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our customers use our products and services to help increase donations, reduce fundraising costs, improve communications with constituents, manage their finances, and optimize operations. We have focused solely on the nonprofit market since our incorporation in 1982. At the end of 2007, we had approximately 19,000 customers spread over 55 countries. Our customers come from nearly every segment of the nonprofit sector, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare, and international and foreign affairs.

Industry background

The nonprofit industry is large and growing

A 2006 study by the Johns Hopkins Nonprofit Employment Data Project shows that nonprofits employ nearly 10% of the work force in the United States, and more if volunteers are included. There were more than 1.5 million U.S. nonprofit organizations registered with the Internal Revenue Service in 2006, and there are approximately another 1.7 million nonprofit organizations internationally. Moreover, from 2001 to 2006, the average growth rate for the market was approximately 3%.

Donations to nonprofit organizations in the U.S. were $295 billion in 2006, having increased almost every year since 1962. The compound annual growth rate from 1996 to 2006 was 7.6%, according to Giving USA. These organizations also receive fees of approximately $850 billion annually for services they provide. Worldwide, nonprofit organizations account for $1.3 trillion in total annual expenditures, according to the Johns Hopkins Nonprofit Employment Data Project.

Traditional methods of fundraising are costly and inefficient

Many nonprofits use manual methods or stand-alone software applications not designed to manage fundraising. Such methods are often costly and inefficient because of the difficulties in effectively collecting, sharing, and using donation-related information. Furthermore, general purpose and Internet-related software applications frequently have limited functionality and do not efficiently integrate multiple databases. Based on our market research, nearly a quarter of every dollar donated is used for fundraising expenses alone. Some nonprofit organizations have developed proprietary software, but doing so is expensive, requiring on-site technical personnel for development, implementation, and maintenance.

The nonprofit industry faces particular operational challenges

Nonprofit organizations must efficiently:

•	Solicit funds and build contact with major donors;

•	Garner small cash contributions from numerous contributors;

•	Manage complex relationships with the large numbers of constituents;

•	Comply with complex accounting, tax, and reporting issues that differ from traditional businesses;

•	Solicit cash and in-kind contributions from businesses to help raise money or deliver products or services;

•	Provide a wide array of programs and services to individual constituents; and

•	Improve the data collection and sharing capabilities of their employees, volunteers, and donors by creating and providing distributed access to centralized databases.

Because of these challenges, we believe nonprofit organizations can benefit from software applications specifically designed to serve their particular needs.

The Blackbaud solution

Our products and services address the fundraising needs and operational challenges facing nonprofit organizations by providing them with software and services that help them increase donations, reduce the overall costs of managing their businesses, and build a strong sense of community while effectively managing communications with their constituents. We offer an operational platform through core software applications, plus an additional 40 extended applications to provide distinct, add-on functionality tailored to meet the specific needs of our diverse customer base. We also offer a suite of analytical tools and related services that enable nonprofit organizations to extract, aggregate, and analyze vast quantities of data to make better-informed operational decisions. In addition, we help our customers increase the returns on their technology investments by providing a broad range of consulting and professional services, as well as maintenance and technical support.

Nonprofit organizations use our products and services to increase donations

Managing the fundraising process is a critical business function for nonprofits. Our fundraising and constituent relationship management solutions allow nonprofit organizations to establish, maintain, and develop their relationships with current and prospective donors and other constituents. Our fundraising products and services enable them to use a centralized database, as well as the Internet and an array of analytical tools, to facilitate and expand their fundraising efforts. In addition, we believe our products and services help nonprofit organizations increase donations by enabling them to:

•	Solicit large numbers of potential donors;

•	Deliver personalized messages that drive constituent action;

•	Provide an easy-to-use system for sharing and using critical fundraising information;

•	Utilize our Internet-based offerings to receive online donations and support online volunteer and events management; and

•	Simplify and automate business processes.

Nonprofit organizations use Blackbaud software, services and tools to improve operational effectiveness

Our comprehensive suite of software, services, and analytical tools help nonprofit organizations manage the key aspects of their operations. By automating business processes, our products streamline operations for our customers and help to reduce the overall costs of operating their organizations. For example, The Raiser’s Edge and our other core products automate data collection processes, which eliminate cumbersome and inaccurate manual processes. We provide solutions that address many of the technological and business process needs of our customers, including:

•	Constituent relationship management;

•	Financial management and reporting;

•	Cost accounting information for projects and grants;

•	Integration of financial data and donor information in a centralized system;

•	Student information systems designed for independent schools and small colleges;

•	Ticketing and event management;

•	Data analysis and reporting tools and services;

•	Management of complex volunteer networks; and

•	Results tracking for multiple campaigns.

Our strategy

Our objective is to maintain and extend our position as the leading provider of software and related services designed specifically for nonprofit organizations. Key elements for achieving this objective are to:

Grow our customer base

We intend to continue to expand our industry-leading customer base and enhance our market position. We have established a strong market presence with approximately 19,000 customers and, in a 2007 nonprofit market survey by Addison Whitney, 30% of respondents were familiar with Blackbaud. We believe that the fragmented nature of the industry presents an opportunity for us to continue to increase our market penetration. We plan to achieve this objective by leveraging our experience, our existing customer base, and our strong brand recognition. We also intend to expand our overall sales efforts, especially national accounts and enterprise-focused sales teams.

Maintain and expand existing customer relationships

We have historically had success selling maintenance renewals and additional products and services to existing customers. In each of the past four years, an average of more than 95% of our customers renewed their maintenance and support plans. We will continue to pursue opportunities to better serve our existing customer base by increasing both the number of our products and services they use and the frequency with which they use them. To this end, we have a dedicated sales team that focuses exclusively on selling products and services to existing customers.

Introduce additional products and services

We intend to use our expertise and experience in developing leading products for the nonprofit industry to introduce additional products and related services. We will build stronger relationships with existing customers and attract new customers. We believe that our existing proprietary software can form the foundation for an even wider range of products and services for nonprofit organizations. Our current products share approximately one-third of our proprietary code, and we anticipate that future product offerings will also share this backbone. We believe this shared code allows us to more cost efficiently expedite the development and rollout of new products.

Pursue strategic acquisitions and alliances

We intend to selectively pursue acquisitions and alliances in the future with companies that provide us with complementary technology, customers, and personnel with significant relevant experience, as well as to increase our access to additional geographic and vertical markets. We have completed eight acquisitions in the past five years, including the acquisition of Target Software, Inc. and Target Analysis Group, Inc. or the Target Companies, in January 2007, along with the acquisition of eTapestry.com, or eTapestry, in August of 2007. We are also currently involved in a number of strategic relationships. We believe that our size and our history of leadership in the nonprofit sector make us an attractive acquirer or partner for others in the industry.

Enable customers to effectively utilize the Internet as a comprehensive business tool

We will enhance our existing products and develop new products and services that will allow our customers to more fully utilize the Internet to effectively achieve their missions. Although online fundraising comprises a small percentage of all charitable contributions, our 2007 State of the Nonprofit Industry survey indicates that online donations are growing as a percentage of total contributions and that nonprofits are benefiting from this trend. We have web-enabled our core applications and currently offer a variety of Internet applications and consulting services that allow nonprofits to leverage the Internet for online fundraising, e-marketing, alumni and membership directories, newsletters, event management, and volunteer coordination.

Expand international presence

The United Kingdom, Canada, and Australia, as well as other international markets, represent growing market opportunities for our products and services. We currently have international operations in Glasgow, Scotland; London, England; Toronto, Canada; and Sydney, Australia; we believe the overall market of international nonprofit organizations is changing. Donations to domestic and international nonprofit organizations are increasing in response to reductions in governmental funding of certain activities. U.S.-based nonprofit organizations are growing their international activities and opening overseas locations. We believe the international marketplace is currently underserved, and we intend to increase our international presence by expanding our sales and marketing efforts. We will make use of our installed base of customers to sell complementary products and services, and we will develop and offer new products tailored to international markets.

Products and services

We license software and provide various services to our customers. We generate revenue in six reportable segments and in four geographic regions, as described in more detail in Note 14 of our consolidated financial statements. These revenue segments are license fees, maintenance fees, and subscription fees for our software products, consulting and education services, analytic services, and others.

Software products

Fundraising and Constituent Relationship Management

The Raiser’s Edge

The Raiser’s Edge is the leading software application specifically designed to manage nonprofit organizations’ constituent relationship management activity. The Raiser’s Edge enables nonprofit organizations to communicate with their constituents, manage fundraising activities, expand their development efforts, and make better informed decisions through powerful segmentation, analysis, and reporting capabilities. It provides a comprehensive dashboard view that shows users important performance indicators for campaigns, appeals, funds, events, proposals, and membership drives. The Raiser’s Edge is highly configurable, allowing a nonprofit organization to create numerous custom views of constituent records and automate a variety of business processes. Among other things, The Raiser’s Edge allows an organization to access extensive biographical and demographic information about donors and prospects, process gifts, monitor solicitation activity, analyze data, and publish reports. The Raiser’s Edge improves operational efficiency and effectiveness by reducing overall mailing costs, offering faster data entry and gift processing, supporting major donor cultivation, and using the Internet to send email appeals and accept online donations. The Raiser’s Edge also integrates with Microsoft® Office® to enable users to take advantage of additional functionality.

In addition to the standard functionality of The Raiser’s Edge, we have built a number of extended applications to address the specific needs of various market segments, examples of which are described below.

Module Name	Key Features/Benefits

RE: Event	Helps plan, organize, and manage all aspects of fundraising events

RE: Volunteer	Coordinates an organization’s volunteer work force

RE: Member	Tracks the identity of members, manages membership activities

Recurring Gifts Management	Enables easy management and processing of monthly giving

RE: Search	Manages prospective, planned, and major gift donors from identification and profiling to the cultivation and solicitation of major gifts

RE: Alum	Helps an organization reach, solicit, and better manage its alumni constituency

RE: Tribute	Tracks all gifts made in honor or memory of an individual or individuals and facilitates properly acknowledging the donor and honoree

RE: Electronic Funds Transfer	Allows an organization to easily process gifts made by credit card or by direct debit from donors’ bank accounts

RE: NetSolutions	Enables online fundraising, e-marketing, event management, and volunteer coordination

Blackbaud Enterprise CRM

Blackbaud Enterprise CRM is a flexible, scalable, and secure Constituent Relationship Management (CRM) solution that addresses the unique needs of larger nonprofit organizations. Currently in an early adopter program phase, Blackbaud Enterprise CRM helps large institutions build their brands, develop deeper and more personalized relationships with their constituencies, and gain organizational efficiencies. Blackbaud Enterprise CRM brings together disparate information, such as annual and capital giving, gift planning, major giving, and alumni and parent systems, across multiple locations and within the departments and programs of a large organization. With a single system of record that can be securely and efficiently shared, larger organizations are able to turn their data into timely, actionable information that maximizes their advancement efforts, synchronizes campaigns across departments and programs, and strengthens relationships with constituents.

eTapestry

eTapestry is a Software-as-a-Service, or SaaS, fundraising solution built specifically for smaller nonprofits. It tracks donors, prospects, or alumni while managing gifts, pledges, and payments. eTapestry has been built to be operated in a hosted environment and be accessed via the Internet. The latest technology provides a sophisticated system that is simple to maintain, costs little to operate, and is intuitively easy to learn without extensive training. It offers nonprofit organizations a cost-effective way to manage donors, process gifts, create reports, accept online donations, and communicate with constituents.

Financial Management

The Financial Edge

The Financial Edge is an accounting application designed to address the specific accounting, analytical and financial reporting needs of nonprofit organizations. It integrates with The Raiser’s Edge to simplify gift entry processing and relate information from both systems in an informative manner to eliminate redundant tasks. The Financial Edge improves the transparency and accountability of organizations by allowing them to track and report from multiple views, measure the effectiveness of programs and other initiatives, use budgets as monitoring and strategic planning tools, and supervise cash flow. As a result, The Financial Edge provides nonprofit organizations with the means to help manage fiscal and fiduciary responsibility, enabling them to be more accountable to their constituents. In addition, The Financial Edge is designed specifically to meet governmental accounting and financial reporting requirements prescribed by the Financial Accounting Standards Board and Governmental Accounting Standards Board.

As with The Raiser’s Edge, we have built extended applications to address the specific functional needs of our customers, examples of which are described below.

Module Name	Key Features/Benefits

Purchase Orders	Provides a variety of options for generating and tracking purchase orders issued to vendors

eRequisitions	Automates the requisition and purchase order process by enabling multiple departments, sites, and budget managers to make purchasing requests electronically in a web-enabled application

Electronic Funds Transfer	Allows an organization to make and record electronic payments

Cash Management	Provides on online register to manage and reconcile multiple bank and cash accounts in a centralized repository

Cash Receipts	Provides flexible means of recording and tracking where cash receipt amounts originated, produces a detailed profile of each related transaction, and prints a deposit ticket

Payroll	Automates in-house payroll processing

Fixed Assets	Stores the information required to properly track and manage property and equipment and the costs associated with them

Student Billing	Provides independent schools the ability to perform billing functions and process payments

School Store Manager	Manages sales, inventory control, and other administrative tasks for school stores

Accounting Forms	Enables an organization to print certain accounting and business forms cost effectively

School Management

The Education Edge

The Education Edge is a comprehensive student information management system designed principally to organize an independent school’s admissions and registrar processes, including capturing detailed student information, creating class schedules, managing attendance records and performance/grades, producing demographic, statistic, and analytical reports, and printing report cards and transcripts. With The Education Edge, an organization can keep biographical and address information for students, parents, and constituents consistent across all of its Blackbaud software products. This integrated system allows an independent school to reduce data-entry time and ensure that information is current and accurate throughout the school.

Blackbaud’s Student Information System

Blackbaud’s Student Information System is a complete software solution designed for small colleges and other institutions of higher education with a full-time enrollment of less than 5,000. The solution links student information across all campus offices and includes functionality designed specifically to organize the admissions and registrar’s processes. In addition, Blackbaud’s Student Information System can be combined with other applications to offer integration across back-office functions, providing one-time entry for biographical information, financial reliability, and audit trail functionality. This helps significantly reduce time spent on data maintenance and creation of class schedules and allows institutions to communicate efficiently with prospects, students, and alumni.

Online Solutions

Blackbaud NetCommunity

Blackbaud NetCommunity is an Internet marketing and communications tool that enables organizations to build interactive websites and manage email marketing campaigns. With Blackbaud NetCommunity, organizations can establish online communities for social networking among constituents and also provide a platform for online giving, membership purchases, event registration, and more. Blackbaud NetCommunity is the only product of its kind that integrates with The Raiser’s Edge to give a single source of up-to-date constituent information across an entire organization.

Ticketing

The Patron Edge

The Patron Edge is a comprehensive ticketing management solution specifically designed to help large or small performing arts organizations, museums, zoos, and aquariums boost attendance and increase revenue. The Patron Edge can be integrated with The Raiser’s Edge to allow for a complete profile view of patrons, donors, or visitors. The Patron Edge offers a variety of ticketing methods and allows customers to save time and costs by streamlining ticketing, staffing, scheduling, event and membership management, and other administrative tasks.

Business Intelligence

The Information Edge

The Information Edge is a scalable business intelligence solution designed specifically to meet the needs of nonprofit organizations. The Information Edge includes robust reporting, analysis, and performance management capabilities. The Information Edge allows an organization to use data from The Raiser’s Edge and The Financial Edge and then integrate that data into a data warehouse allowing for high-speed queries and complex analysis and reporting.

Direct Marketing

Blackbaud Direct Marketing

Blackbaud Direct Marketing allows nonprofit organizations to achieve integrated campaign planning by managing direct marketing campaigns with multiple types of media and channels. It delivers campaign management capabilities including planning and budgeting, predictive analysis and list segmentation, campaign execution, and performance measurement and reporting. The result is that nonprofit organizations can more easily manage their marketing campaigns while maximizing the return on investment of their direct marketing efforts. Nonprofit organizations can integrate Blackbaud Direct Marketing with Blackbaud Enterprise CRM or The Raiser’s Edge to combine fundraising functions, such as major giving programs, with direct marketing campaigns.

Consulting services

Our consultants provide conversion and implementation services for each of our software products. These services include:

•	System implementation, including all aspects of installation and configuration to ensure a smooth transition from the customer’s legacy system and to create a more streamlined business workflow;

•	Management of the data conversion process to ensure data is a reliable and powerful source of information for an organization;

•	Business process analysis and application customization to ensure that the organization’s system is properly aligned with an organization’s processes and objectives;

•	Removal of duplicate records, database merging and enrichment, information cleansing and consolidation, and secure credit card transaction processing;

•	Database production activities that include direct marketing, business intelligence, cultivation, and stewardship processes; and

•	Website design services, Internet strategy consulting, and specialized services such as email marketing and search engine optimization.

In addition, we apply our industry knowledge and experience, combined with expert knowledge of our products, to evaluate an organization’s needs and provide business process improvement consulting. This work is performed by staff consultants, who have extensive and relevant domain experience in all aspects of nonprofit management, accounting, project management, and IT services. This experience and knowledge allows us to make recommendations and implement best practices to help our customers reach their goals. In addition, we offer software customization services to organizations that do not have the time or in-house resources to create customized solutions using our core products. We believe that no other software company provides as broad a range of consulting and technology services and solutions dedicated to the nonprofit industry.

Education services

We provide a variety of classroom, onsite, distance-learning, and self-paced training services to our customers relating to the use of our software products and application of best practices. Our software instructors have extensive training in the use of our software and present course material that is designed to include hands-on lab exercises, as well as course materials with examples and problems to solve.

Blackbaud OnDemand

Blackbaud OnDemand provides our customers with a convenient, affordable alternative to setting up and managing Blackbaud applications on their own. Our technical team will set up and manage on an ongoing basis the hosting of one or more Blackbaud systems on our secure servers and ensure that they can be relied upon to be accessible and current on a 24/7 basis. All that is needed to connect is a web browser. We manage everything from initial data setup through network security configuration.

Analytics services

Target Analytics

Target Analytics was formed in early 2008 by combining Blackbaud’s prospect research division with the newly acquired Target Analysis Group. Target Analytics offers a comprehensive range of products and services for nonprofit organizations’ analytics needs. These include donor acquisition and development, prospect segmentation, wealth identification, and collaborative peer benchmarking. Target Analytics offers software, solutions, and services such as:

Acquisition Lists—Target Analytics’ acquisition mailing lists are custom-built using the Nonprofit Cooperative Database, the first national cooperative database designed exclusively for nonprofit mailing lists and response modeling. The database was developed to help locate the best prospects for each organization and make acquisition efforts more productive.

WealthPoint—A database screening solution that delivers detailed wealth identification information on prospects. WealthPoint provides initial prospect qualification, assists with prospect cultivation, and delivers information on financial capacity and recommends appropriate “ask” amounts and gift types.

ProspectPoint—A custom data modeling solution that delivers critical information on a prospect’s or donor’s likelihood to make a gift to an organization. It analyzes current and historical data from external sources and behavioral trends to identify an organization’s best potential annual, planned, and major giving prospects.

The Researcher’s Edge—Houses all the results from ProspectPoint, WealthPoint, and an organization’s own research in a secure environment and allows prospect researchers to manage vast amounts of data.

donorCentrics—A set of strategic analytic and benchmarking tools designed to drive fundraising at nonprofit organizations. These reports uncover strengths and weaknesses in fundraising programs, highlight opportunities for growth, and facilitate strategy-sharing across organizations.

Data Enrichment Services—Services that enrich the quality of the data in our customers’ databases. These include a service that finds outdated address files in the database and makes corrections based on the requirements and certifications of the United States Postal Service and a service that uses known fields in an organization’s constituent records to search and find lost donors and prospects.

Maintenance

Most of our customers enroll in one of our maintenance and support programs. In each of the past four years, more than 95% of our customers have renewed their maintenance plans. Customers enrolled in the plans enjoy fast, reliable customer support, receive regular software updates, stay up-to-date with support newsletters, and have unlimited, around-the-clock access to support resources, including our extensive knowledgebase and forums. Customers who enroll in upgraded maintenance plans receive enhanced benefits.

Customers

We have customers in every principal vertical market within the nonprofit industry. At the end of 2007, we had approximately 19,000 customers, including customers from the Target Companies and eTapestry, of which 97% paid annual maintenance and support fees. These organizations range from small, local charities to healthcare and higher education organizations, to the largest national health and human services organizations. No one customer accounts for more than 2% of our annual revenue.

Sales and marketing

The majority of our software and related services are sold through direct sales forces, but the Target and eTapestry divisions also sell through a number of referral partners, agencies, and service partners. Our direct sales force is complemented by a team of account development representatives responsible for sales lead generation and qualification. As of December 31, 2007, we had approximately 398 sales and marketing employees. These sales and marketing professionals are located at our headquarters in Charleston, South Carolina; at the Target Companies’ and eTapestry’s home bases in Cambridge, Massachusetts, and near Indianapolis, Indiana, respectively; and in metropolitan areas throughout the United States, the United Kingdom, Canada, and Australia. We plan to continue expanding our direct sales force in the Americas, Europe, and Asia.

Our sales force is divided into two main areas of responsibility:

•	Selling products and services to existing customers; and

•	Acquiring new customers.

In addition, a dedicated portion of our sales team is focused exclusively on large, enterprise-wide accounts. We have a group of sales engineers who support both new and existing customers in this market segment. In general, sales representatives are responsible for handling one product line in a designated geographic area. However, sales representatives for the K-12 independent schools market, small college market, and the arts and cultural market are responsible for selling all of our software products. We generally begin a customer relationship with the sale of one of our primary products, such as The Raiser’s Edge or Blackbaud Enterprise CRM, and then sell additional products and services to the customer as its needs increase.

We conduct marketing programs to create brand recognition and market awareness for our products and services. Our marketing efforts include participation at tradeshows, technical conferences, and technology seminars, publication of technical and educational articles in industry journals, and preparation of competitive analyses. Our customers and strategic partners provide references and recommendations that we often feature in our advertising and promotional activities.

We believe relationships with third parties can enhance our sales and marketing efforts. We have and will continue to establish additional relationships with companies that provide services to the nonprofit industry, such as consultants, educators, publishers, financial service providers, complementary technology providers, and data providers. These companies promote or complement our nonprofit solutions and provide us access to new customers.

Corporate philanthropy and volunteerism

We believe that service to others makes the world a better place and champion this value through our global corporate philanthropy and employee-focused programs. In addition to having employees select grant recipients for our endowment fund, we celebrate individual acts of service through a competitive grant program that honors excellent examples of volunteerism and benefits the organizations they serve.

Competition

The market for software and related services in the nonprofit sector is fragmented, competitive, and constantly evolving. For certain areas of the market, entry barriers are low. On the other hand, our experience and product depth makes us a formidable competitor. We expect to continue to see new competitors as the market matures and as nonprofit organizations become more aware of the advantages and efficiencies attainable through the use of specialized software. A number of diversified software enterprises have made acquisitions or developed products for the market, including Sage and SunGard. Other companies, such as Microsoft, Salesforce.com, and Oracle have greater marketing resources, revenue, and market recognition than we do. While they do not offer products that are designed specifically for nonprofits, some of their products do have a degree of functionality for nonprofits that could be considered competitive. These larger companies could decide to enter the market with new, directly competitive products or through acquisitions of our current competitors.

We mainly face competition from four sources:

•	Software developers offering specialized products designed to address specific needs of nonprofit organizations;

•	Custom-developed solutions;

•	Providers of traditional, less automated fundraising services; and

•	Software developers offering general products not designed to address specific needs of nonprofit organizations.

We compete with several software developers that provide specialized products, such as on-demand software specifically designed for nonprofit use. In addition, we compete with custom-developed solutions created either internally by the nonprofit organization or outside by custom service providers. We believe that we compete successfully against these companies, as building a custom solution requires extensive financial and technical resources that may not be available or cost-effective for the nonprofit organization. In addition, the nonprofit organization’s legacy database and software system may not have been designed to support the increasingly complex and advanced needs of today’s growing community of nonprofit organizations.

We also compete with providers of traditional, less automated fundraising services, including parties providing services in support of traditional direct mail campaigns, special events fundraising, telemarketing, and personal solicitations. Although there are numerous general software developers marketing products that have some application in the nonprofit market, these competitors have generally neglected to focus specifically on this market and typically lack the domain expertise to cost effectively build or implement integrated solutions for its needs. We believe we compete successfully against these traditional fundraising services, primarily because our products and services are more automated, more robust, and more efficient.

Research and development

We have made substantial investments in research and development and expect to continue to do so as a part of our strategy to introduce additional products and services. As of December 31, 2007, we had approximately 260 employees working on research and development. Our research and development expenses for the years ending on December 31, 2007, 2006, and 2005 were $28.5 million, $23.1 million, and $21.1 million, respectively.

Technology and architecture

Our newest products, such as Blackbaud Enterprises CRM and Blackbaud Direct Marketing, are built on the Microsoft® .Net™ framework platform. These products are web-delivered applications utilizing a Service Oriented Architecture built on Internet standards and protocols such as HTTP, XML, and SOAP. This architecture is designed to support flexible deployment scenarios including both on-premise, as well as hosted by Blackbaud in a Software-as-a-Service model. The applications expose web service application programming interfaces so that functionality and business logic can be accessed programmatically from outside the context of an interactive user application. This allows our customers to extend and modify the functionality of our applications without requiring them to make any source code or data modifications themselves. This is important for customers who want to customize our applications by incorporating their own business logic into key areas of the applications. The end result is a robust customization platform through which the application can be modified and extended without requiring source code alteration.

Our version 7.x generation products utilize a three-tier client server architecture, built on the Microsoft® Component Object Model (COM). The architecture of both our .Net and COM-based development models ensure our applications are:

•

Flexible. Our component-based architecture is programmable and easily customized by our customers without requiring modification of the source code, ensuring that the technology can be extended to accommodate changing demands of our clients and the market.

•

Adaptable. The architecture of our applications allows us to easily add features and functionality or to integrate with third-party applications in order to adapt to our customers’ needs or market demands.

•

Scalable. We combine a scalable architecture with the performance, capacity, and load balancing of industry-standard web servers and databases used by our customers to ensure that the applications can scale to the needs of larger organizations.

We have and intend to continue to license technologies from third parties that are integrated into our products. Currently, we believe that the loss of any third party technology integrated into our products would not have a material adverse effect on our business. However, our inability to obtain licenses for third-party technology for future products could delay product development, which in turn could harm our business and operating results.

Intellectual property and other proprietary rights

To protect our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws in various jurisdictions, as well as employee and third-party nondisclosure agreements and confidentiality procedures. We have a number of registered trademarks, including “Blackbaud” and “The Raiser’s Edge”. We have applied for additional trademarks. We currently have six patents pending on our technology, including functionality in The Financial Edge, The Information Edge, and ProspectPoint.

Employees

As of December 31, 2007, we had 1,655 employees, consisting of 398 in sales and marketing, 260 in research and development, 489 in consulting and professional services, 231 in customer support, 82 in subscriptions, and 195 general and administrative personnel. None of our employees are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.

Where you can find additional information

Our website address is www.blackbaud.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as is reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains these reports at www.sec.gov.

Executive officers of the registrant

The following table sets forth certain information concerning our executive officers as of February 27, 2008:

Name	Age
Marc E. Chardon	52	President and Chief Executive Officer
Timothy V. Williams	58	Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary
Louis J. Attanasi	46	Senior Vice President of Strategic Technologies
Charles T. Cumbaa	55	Senior Vice President of Products and Services
Lee W. Gartley	43	Senior Vice President, President of Target Division
Charles L. Longfield	51	Chief Scientist
John J. Mistretta	52	Senior Vice President of Human Resources
Heidi H. Strenck	38	Senior Vice President, Controller, Assistant Treasurer and Assistant Secretary
Gerard J. Zink	44	Senior Vice President of Customer Support

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

Timothy V. Williams has served as our Chief Financial Officer since January 2001. Mr. Williams is responsible for all of our financial reporting and controls, as well as human resources and legal. From January 1994 to January 2001 he served as Executive Vice President and CFO of Mynd, Inc. (now a subsidiary of Computer Sciences Corporation), a provider of software and services to the insurance industry. Prior to that, Mr. Williams worked at Holiday Inn Worldwide, most recently as Executive Vice President and Chief Financial Officer. Mr. Williams serves on the Board of Directors of PROS Holdings, Inc., a publicly traded software development company. Mr. Williams holds a BA from the University of Northern Iowa.

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

Lee W. Gartley joined us in January 2007 as a Senior Vice President as part of our acquisition of the Target Companies. Mr. Gartley remains as President of and is responsible for the day-to-day operations of the Target division. Prior to joining the Target companies in 1998, Mr. Gartley was a senior marketer with Art Technology Group from 1996 until 1998 where he helped to launch an online commerce platform. From 1992 to 1996 he was a management consultant with Boston Consulting Group working with clients in a variety of industries to develop and implement sound strategy. Mr. Gartley holds a BA in Physics from Bowdoin College and an MBA from the Kellogg Graduate School of Management.

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

Heidi H. Strenck has served as our Senior Vice President and Controller since January 2007. From October 2002 until January 2007, Ms. Strenck served as our Vice President and Controller. Ms. Strenck joined us in September 1996 and held key management roles as Accounting Manager from 1996 until 1997 and as Controller until 2002. Prior to joining us, she served as a Senior Associate with Coopers & Lybrand and as Internal Auditor for The Raymond Corporation. Ms. Strenck holds a BA from Hartwick College.

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

A substantial portion of our revenue is derived from The Raiser’s Edge and a decline in sales or renewals of this product and related services could harm our business.

We derive a substantial portion of our revenue from the sale of The Raiser’s Edge and related services, and revenue from this product and related services is expected to continue to account for a substantial portion of our total revenue for the foreseeable future. For example, revenue from the sale of The Raiser’s Edge and related services represented approximately 50%, 60% and 66% of our total revenue in 2007, 2006 and 2005, respectively. Because we generally sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, we frequently sell The Raiser’s Edge to new customers and then attempt to generate incremental revenue from the sale of additional products and services. If demand for The Raiser’s Edge declines significantly, our business would suffer.

If our customers do not renew their annual maintenance and support agreements or subscriptions for our products or if they do not renew them on terms that are favorable to us, our business might suffer.

Most of our maintenance agreements and subscriptions are for a term of one year. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance and subscriptions renewals have represented a significant portion of our total revenue, including approximately 36%, 38% and 36% of our total revenue in 2007, 2006 and 2005, respectively. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements or subscriptions with us on beneficial terms, our business, operating results and financial condition could be harmed.

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

Our services revenue, which includes fees for consulting, implementation, training, data and technical services and analytics, was approximately 36% of our revenue for 2007 and 32% of our revenue in both 2006 and 2005. Our services revenue has substantially lower gross margins than our product license revenue. An increase in the percentage of total revenue represented by services revenue would adversely affect our overall gross margins.

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

Our current and potential customers might demand the delivery of our software solutions under a SaaS model much more rapidly than we currently anticipate and we may be unable to respond in a timely fashion.

Customers in many industries are increasingly showing interest in purchasing software solutions under a

Software-as-a-Service, or SaaS, licensing model. In a SaaS model, as distinct from a traditional perpetual-right software licensing model, the software is operated, or hosted, on the vendor’s computers, and customers are provided access electronically, typically from remote locations via the Internet. Under this model, the customer typically executes a subscription agreement for 1-3 years and pays either a one-time or recurring subscription fee for access to the software. The nonprofit market has been slower to adopt the SaaS model than for-profit organizations and we believe that if the nonprofit market continues to move at a similar pace in adopting a SaaS model, we will have the ability to successfully transition our business to continue to meet the needs of our nonprofit customers. If nonprofits in general, and specifically our customers and prospects, desire to adopt a SaaS model much more rapidly than we currently anticipate and we are unable to respond in a timely fashion, we could encounter significant effects to our business, including substantial capital expenditures, reduction in profitability, decrease in revenue growth and/or we could become potentially less competitive, resulting in a loss of market share.

We might face challenges in integrating the Target Companies and eTapestry and, as a result, might not realize the expected benefits of these recent acquisitions.

In January 2007, we acquired the Target Companies , two privately-owned affiliated companies, and in August 2007, we acquired privately-owned eTapestry.com, Inc. Managing and integrating the operations and personnel of these acquired companies could be a complex process. The integration might not be completed rapidly or achieve the anticipated benefits of the acquisitions. The successful integration of these companies with Blackbaud will require, among other things, coordination of various departments, including product development, sales and marketing and finance. The diversion of the attention of management and any difficulties encountered in this process could cause the disruption of, or a loss of momentum in, sales or product development. The inability to successfully integrate the operations and personnel of the acquired companies, or any significant delay in achieving integration, could have a material adverse effect on our business and on the market price of our common stock.

If we are unable to retain key personnel of the Target Companies or eTapestry, our business may suffer.

The success of the our acquisition of the Target Companies and eTapestry will depend in part on our ability to retain their sales, marketing, development and other personnel. It is possible that these employees might decide to terminate their employment. Moreover, payment of the value of all options outstanding under the stock option plans for each of the acquired companies in connection with their acquisition might reduce the financial incentive of certain key employees to remain as employees. If key employees terminate their employment, the sales, marketing or development activities of the acquired companies might be adversely affected, our management’s attention might be diverted from successfully integrating the acquired companies’ operations to hiring suitable replacements, and, as a result, our business might suffer.

Future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.

As part of our business strategy we have made acquisitions in the past, and we might acquire additional companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

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

We currently have operations in the United Kingdom, Canada and Australia, and we intend to expand further into international markets. We have limited experience in international operations and may not be able to compete effectively in international markets. Our international offices generated revenues of approximately $36.2 million,

$26.2 million and $22.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Accordingly, international revenue increased 38.2% and 17.0% in 2007 and 2006, respectively. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and may require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors.

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

Our quarterly revenue and results of operations are difficult to forecast. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful and that such comparisons might not be accurate indicators of future performance. The reasons for these fluctuations include but are not limited to:

•	the size and timing of sales of our software, including the relatively long sales cycles associated with many of our larger software sales;

•	budget and spending decisions by our customers;

•	market acceptance of new products we release;

•	market acceptance of product we acquire;

•	the amount and timing of operating costs related to the expansion of our business, operations and infrastructure;

•	changes in our pricing policies or our competitors’ pricing policies;

•	seasonality in our revenue;

•	general economic conditions; and

•	costs related to acquisitions of technologies or businesses.

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

Potential customers, particularly our larger enterprise-wide clients, generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them as to the value of our software and services. Sales of our software products to these larger customers often require an extensive education and marketing effort. We could expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our software product sales cycle averages approximately two months for sales to existing customers and from six to nine months for sales to new customers and large enterprise-wide sales. Our implementation cycle for large enterprise-wide sales can extend for a year or more, which can negatively impact the timing and predictability of our revenue. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:

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

In connection with the initial acquisition of our common stock as part of our recapitalization in 1999, we recorded approximately $107.0 million as a deferred tax asset. Our deferred tax asset balance of $54.0 million, of which $50.5 million relates to our 1999 recapitalization, was approximately 23% of our total assets as of December 31, 2007.

Realization of our deferred tax asset is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from that asset. In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes,” deferred tax assets are reviewed at least annually for impairment. Impairment would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. This impairment could be caused by, among other things, deterioration in performance, loss of key contracts, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business and a variety of other factors. If an impairment were to occur in a future period, it would be recognized as an expense in our results of operations during the period of impairment.

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

We intend to continue licensing technologies from third parties, including applications used in our research and development activities, technologies which are integrated into our products, and products that we resell. These technologies might not continue to be available to us on commercially reasonable terms or at all. Our inability to obtain any of these licenses could delay product development until equivalent technology can be identified, licensed or developed and integrated. This inability in turn would harm our business and operating results. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our products, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs.

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

If we are unable, or customers believe we are unable, to detect and prevent unauthorized use of credit cards and bank account numbers and safeguard confidential donor data, we could be subject to financial liability, our reputation could be harmed and customers may be reluctant to use our products and services.

We rely on third-party and internally-developed encryption and authentication technology to provide secure transmission of confidential information over the Internet, including customer credit card and bank account numbers, and protect confidential donor data. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the technology we use to protect sensitive transaction data. If any such compromise of our security, or the security of our customers, were to occur, it could result in misappropriation of proprietary information or interruptions in operations and have an adverse impact on our reputation or the reputation of our customers. We are not currently compliant with Payment Card Industry, or PCI, security standards. This or other factors could make customers believe we are unable to detect and prevent unauthorized use of credit cards and bank account numbers or protect confidential donor data, which could harm our business.

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

Restrictions in our revolving credit facility may limit our activities, including dividend payments, share repurchases and acquisitions.

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

In the event of a default under our credit facility, we could be required to immediately repay all outstanding borrowings, which we might not be able to do. In addition, certain of our subsidiaries have guaranteed amounts borrowed under the credit facility and we have pledged the shares of certain of our subsidiaries as collateral for our obligations under the credit facility. Any such default could have a material adverse effect on our ability to operate, including allowing lenders under the credit facility to enforce the guarantees of our subsidiaries or exercise their rights with respect to the shares pledged as collateral.

If we were found subject to or in violation of any laws or regulations governing privacy or electronic fund transfers, we could be subject to liability or forced to change our business practices.

It is possible that the payment processing component of our web-based software is subject to various governmental regulations. Any further legislation at the state and federal levels could also restrict further our information gathering and disclosure practices. Existing and potential future privacy laws might limit our ability to develop new products and services that make use of data we gather from various sources. For example, our custom modeling and analytical services, including ProspectPoint, WealthPoint and donorCentrics, rely heavily on securing and making use of data we gather from various sources and privacy laws could jeopardize our ability to market and profit from those services. The provisions of these laws and related regulations are complicated, and we do not have extensive experience with these laws and related regulations. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. In addition, we might be subject to the privacy provisions of the Health Insurance Portability and Accountability Act of 1996 and the Gramm-Leach-Bliley Act and related regulations. If we or our customers were found to be subject to and in violation of any of these laws or other privacy laws or regulations, our business would suffer and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and our customers and make it more difficult for donors to make online donations.

Increasing government regulation could affect our business.

We are subject, not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to electronic commerce. Although there are currently few such laws and regulations, state, federal and foreign governments may adopt laws and regulations applicable to our business. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance. If such a decline occurs, companies may decide in the future not to use our products and services. Any new laws or regulations in the following areas could affect our business:

•	user privacy;

•	the pricing and taxation of goods and services offered over the Internet;

•	the content of websites;

•	copyrights;

•	consumer protection, including the potential application of “do not call” registry requirements on our customers and consumer backlash in general to direct marketing efforts of our customers;

•	the online distribution of specific material or content over the Internet; and

•	the characteristics and quality of products and services offered over the Internet.

Our operations might be affected by the occurrence of a natural disaster or other catastrophic event in Charleston, South Carolina.

We depend on our principal executive offices and other facilities in Charleston, South Carolina for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks and natural disasters such as hurricanes, which have struck the Charleston area in the past, could disrupt our operations. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

We lease our headquarters in Charleston, South Carolina which consists of approximately 230,000 square feet. The lease on our Charleston headquarters expires in July 2010, and we have the option for two 5-year renewal periods. We also lease facilities near Indianapolis, Indiana and in Cambridge, Massachusetts; Glasgow, Scotland; London, England; and Sydney, Australia. We believe that our properties are in good operating condition and adequately serve our current business operations for all of our business segments. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal proceedings

From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse affect on us.

Item 4.	Submission of matters to a vote of security holders

No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2007.

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

Blackbaud quarterly high and low stock prices

	High	Low
Fiscal year ended December 31, 2006
First quarter	$21.68	$16.09
Second quarter	24.13	17.61
Third quarter	23.79	18.25
Fourth quarter	27.96	21.95

	High	Low
Fiscal year ended December 31, 2007
First quarter	$26.38	$22.15
Second quarter	25.29	21.57
Third quarter	27.17	20.94
Fourth quarter	29.74	25.11

As of February 14, 2008, there were 310 stockholders of record and approximately 15,000 beneficial owners of our common stock. On February 25, 2008, the closing price of our common stock was $24.11.

Issuer purchases of issuer securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs(2)
Beginning balance, October 1, 2007				$40,873,340
October 1, 2007 through October 31, 2007	—	$—	—	$40,873,340
November 1, 2007 through November 30, 2007	50,929	$27.55	—	$40,873,340
December 1, 2007 through December 31, 2007	—	$—	—	$40,873,340
Total	50,929	$27.55	—	$40,873,340
(1)	Includes 50,929 shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock during the period.

(2)	On June 13, 2007, our Board of Directors approved a new stock repurchase program that authorizes us to repurchase an amount of our common stock up to $35.0 million plus the aggregate amount of $6,181,751 that was authorized but not used under the prior stock repurchase program as of that date and terminated the prior program. The new program has no expiration date.

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

In accordance with this dividend policy, we paid dividends at an annual rate of $0.34 per share in 2007, resulting in an aggregate dividend payment to stockholders of $15.1 million in 2007. In February 2008, our Board of Directors increased the annual rate of our dividend from $0.34 per share to $0.40 per share. In accordance with this increase, we declared a first quarter dividend of $0.10 per share payable on March 14, 2008 to stockholders of record on February 28, 2008, and currently intend to pay quarterly dividends at an annual rate of $0.40 per share of common stock for each of the remaining fiscal quarters in 2008. Dividends at this rate would total approximately $18.0 million in the aggregate on the common stock in 2008 (assuming 45,000,000 shares of common stock are outstanding, net of treasury stock).

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

Assumptions and considerations

We estimate that the cash necessary to fund dividends on our common stock for 2008 at the rate described above is approximately $18.0 million (assuming 45,000,000 shares of common stock are outstanding, net of treasury stock).

In addition to our dividend policy, on June 13, 2007, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $35,000,000 of our outstanding shares of common stock plus the aggregate amount of $6,181,000 that was authorized but not used under the prior stock repurchase program as of that date. The prior program was terminated at that date. The shares could be purchased in conjunction with a public offering of our stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. As of February 20, 2008, we had purchased 211,056 shares of common stock for $5.3 million pursuant to this program. Any open market purchases under the repurchase program will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. We might not purchase any additional shares of common stock and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, to cancel the stock repurchase program

We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2008, including dividends and purchases under our stock repurchase program. See “Management’s discussion and analysis of financial conditions and results of operations—Liquidity and capital resources” in this report.

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

We have estimated our dividend only for 2008, and we cannot assure our stockholders that during or following such periods that we will pay dividends at the estimated levels, or at all. We are not required to pay dividends, and our Board of Directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our Board of directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Indeed, over time our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.

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

Restrictions on payment of dividends

Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2007, we had approximately $14.8 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2008 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2008, our Board of Directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.

Our credit facility with Wachovia Bank, N.A. dated July 25, 2007 restricts our ability to declare and pay dividends on our common stock as follows:

•

In order to pay any cash dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit facility; (2) we must be in compliance with a leverage ratio set forth in the credit agreement (3) we must have cash on hand (which includes any unused amounts under the credit facility) of at least $10.0 million; each after giving effect to the payment of dividends and/or the repurchase of shares.

Item 6.	Selected consolidated financial data

The selected consolidated financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included elsewhere in this report. The following data, insofar as it relates to each of the years ended December 31, 2007, 2006 and 2005, has been derived from the audited annual financial statements, including the consolidated balance sheets at December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for the three years ended December 31, 2007, 2006 and 2005 and notes thereto appearing elsewhere herein. The following data, insofar as it relates to each of the years ended December 31, 2004 and 2003 and the consolidated balance sheet as of December 31, 2005, 2004 and 2003 are derived from audited financial statements not included in this report.

As described in Note 2 of the consolidated financial statements included in this annual report, the Company made business acquisitions in 2007 and 2006, which could affect the comparability of the information presented.

	Years ended December 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003
Consolidated statements of operations data:
Revenue
License fees	$37,569	$32,500	$29,978	$25,387	$21,339
Services	91,376	61,242	52,606	42,793	34,263
Maintenance	94,602	80,893	71,163	63,081	56,767
Subscriptions	25,389	10,605	6,965	3,686	1,867
Other revenue	8,102	6,140	5,237	4,316	4,352

Total revenue	257,038	191,380	165,949	139,263	118,588

Cost of revenue
Cost of license fees	2,870	2,260	4,380	3,545	2,819
Cost of services(1)	54,908	33,717	28,409	22,807	21,006
Cost of maintenance(1)	17,119	13,225	10,926	10,474	11,471
Cost of subscriptions(1)	10,306	2,360	1,472	388	366
Cost of other revenue	7,274	5,709	4,943	3,986	3,712

Total cost of revenue	92,477	57,271	50,130	41,200	39,374

Gross profit	164,561	134,109	115,819	98,063	79,214
Operating expenses
Sales and marketing(1)	56,994	41,405	33,491	26,663	23,700
Research and development(1)	28,525	23,118	21,138	17,418	17,857
General and administrative(1)	26,144	21,757	15,795	32,512	31,282
Amortization	491	699	18	32	848
Cost of initial public offering	—	—	—	2,455	—

Total operating expenses	112,154	86,979	70,442	79,080	73,687

Income from operations	52,407	47,130	45,377	18,983	5,527
Interest income	813	1,584	964	331	97
Interest expense	(1,164)	(48)	(49)	(272)	(2,559)
Other (expense) income, net	(503)	(238)	6	356	235

Income before provision for income taxes	51,553	48,428	46,298	19,398	3,300

Income tax provision	19,829	18,275	13,211	6,848	3,882

Net income (loss)	$31,724	$30,153	$33,087	$12,550	$(582)

Earnings (loss) per share
Basic	$0.73	$0.70	$0.78	$0.30	$(0.01)
Diluted	$0.71	$0.68	$0.72	$0.27	$(0.01)
Common shares and equivalents outstanding
Basic weighted average shares	43,619	43,320	42,559	42,496	42,396
Diluted weighted average shares	44,595	44,668	46,210	46,541	42,396
Dividends per share	$0.34	$0.28	$0.20	—	—

	Years ended December 31,
(in thousands)	2007	2006	2005	2004	2003
Summary of stock-based compensation (benefit):
Cost of services	$627	$531	$269	$(540)	$3,342
Cost of maintenance	234	117	33	(91)	505
Cost of subscriptions	274	19	—	—	—

Total included in cost of revenue	1,135	667	302	(631)	3,847

Sales and marketing	831	813	217	(112)	1,817
Research and development	1219	746	139	(457)	2,341
General and administrative	3,749	5,174	(343)	19,579	19,533

Total included in operating expenses	5,799	6,733	13	19,010	23,691

Total stock-based compensation	$6,934	$7,400	$315	$18,379	$27,538

(1)	Includes stock-based compensation as set forth in tabular summary of stock-based compensation (benefit) for all periods presented. We adopted SFAS 123(R) on January 1, 2006.

	December 31,
(in thousands)	2007	2006	2005	2004	2003
Consolidated balance sheet data:
Cash and cash equivalents	$14,775	$67,783	$22,683	$42,144	$6,708
Deferred tax asset, including current portion	53,972	67,620	80,052	88,896	89,514
Working capital	(46,977)	14,125	(16,866)	(7,542)	(31,540)
Total assets	237,694	195,009	148,463	161,640	122,494
Deferred revenue	96,100	76,952	63,222	54,440	45,636
Total liabilities	124,591	99,651	83,711	73,156	63,850
Common stock	50	49	48	43	41,613
Additional paid-in capital	105,687	88,409	73,583	55,292	—
Total stockholders’ equity	$113,103	$95,358	$64,752	$88,484	$58,644

Item 7.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This report contains forward- looking statements within the meaning of Section 21E of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward- looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under “Cautionary statement” included in this “Management’s discussion and analysis of financial condition and results of operations” and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results.

Overview

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. At the end of 2007, we had approximately 19,000 customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period and related disclosures of contingent assets and liabilities. The most significant estimates and assumptions relate to our revenue recognition, our allowance for sales returns and doubtful accounts, valuation of long-lived and intangible assets and goodwill, stock-based compensation and provision for income taxes, valuation of deferred tax assets and liabilities and contingencies.

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

Revenue recognition

Our revenue is generated primarily by selling perpetual licenses or charging for the use of our software products and providing support, training, consulting, technical and other professional services for those products. We make available certain software products for use in hosted application arrangements without licensing perpetual rights to the software (“hosted applications”). Additionally we provide hosting services to customers who have purchased perpetual rights to certain of our software products (“hosting services”). We recognize revenue in accordance with:

•

The American Institute of Certified Public Accountants Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants;

•	The SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements;”

•	The Emerging Issues Task Force (“EITF”) Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware;”

•	The EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables;” and

•	The SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

Our services, which include consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel-related expenses. For small service engagements, less than approximately $10,000, we frequently contract for and bill based on a fixed fee plus reimbursable travel-related expenses. We recognize this revenue upon completion of the work performed. When our services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of our software and rarely exceed three months in duration. We recognize revenue as these services are performed. When we enter into larger fixed price contracts, we recognize revenue on a percent-complete basis.

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

Stock-based compensation

We account for stock-based compensation in accordance the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period.

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

SFAS No. 123(R) requires us to estimate the number of awards that will be forfeited and recognize expense only for those awards that ultimately vest. Significant judgment is required in determining the adjustment to compensation expense for estimated forfeitures. Compensation expense in a period could be impacted, favorably or unfavorably, by differences between forfeiture estimates and actual forfeitures.

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

Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. In addition, we were not subject to income tax in many of the states in which we operated as a result of our S corporation status. We historically made distributions to our stockholders to cover the stockholders’ anticipated tax liability. In connection with our 1999 recapitalization, we converted our U.S. taxable status from an S corporation to a C corporation. Accordingly, since October 14, 1999 we have been subject to federal and state income taxes. Upon the conversion and in connection with the recapitalization, we recorded a one-time benefit of $107.0 million to establish a deferred tax asset.

We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. Except with respect to certain state income tax credits, we have not recorded a valuation allowance as of December 31, 2007 and 2006, because we expect to be able to utilize our entire net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of additional tax deductions permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.

Significant judgment is required in determining the provision for income taxes. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. Our deferred tax assets and liabilities are recorded at an amount based upon a U.S. federal income tax rate of 35.0%. If our projected taxable income falls and our tax rate decreases, we will adjust our deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. federal income tax rate. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

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

Consolidated statements of operations, percent of revenue

	Years ended December 31,
	2007	2006	2005
Revenue
License fees	14.6%	17.0%	18.1%
Services	35.5	32.0	31.7
Maintenance	36.8	42.3	42.9
Subscriptions	9.9	5.5	4.2
Other revenue	3.2	3.2	3.2

Total revenue	100.0%	100.0%	100.0%

Cost of revenue
Cost of license fees	1.1	1.2	2.6
Cost of services	21.4	17.6	17.1
Cost of maintenance	6.7	6.9	6.6
Cost of subscriptions	4.0	1.2	0.9
Cost of other	2.8	3.0	3.0

Total cost of revenue	36.0	29.9	30.2

Gross profit	64.0	70.1	69.8
Operating expenses
Sales and marketing	22.2	21.6	20.2
Research and development	11.1	12.1	12.7
General and administrative	10.2	11.4	9.5
Amortization	0.2	0.4	0.0

Total operating expenses	43.6	45.4	42.4

Income from operations	20.4	24.6	27.3
Interest income	0.3	0.8	0.6
Interest expense	(0.5)	(0.0)	(0.0)
Other (expense) income, net	(0.2)	(0.1)	0.0
Income before provision for income taxes	20.1	25.3	27.9
Income tax provision	7.7	9.5	8.0

Net income	12.3%	15.8%	19.9%

Results of operations

Comparison of the years ended December 31, 2007, 2006 and 2005

We completed the acquisition of the Target Companies on January 16, 2007. Additionally, we completed the acquisition of eTapestry on August 1, 2007. On January 20, 2006, we acquired Campagne Associates, Ltd. The results of operations from the Target Companies, eTapestry and Campagne are included in our consolidated results of operations from the dates of their respective acquisition.

Revenue

The table below compares revenue from our statement of operations for the years ended December 31, 2007, 2006, and 2005.

	Years ended December 31,			2007 versus 2006		2006 versus 2005
(in millions)	2007	2006	2005	Change	% Change	Change	% Change

License fees	$37.5	$32.5	$30.0	$5.0	15%	$2.5	8%
Services	91.4	61.2	52.6	30.2	49%	8.6	16%
Maintenance	94.6	80.9	71.2	13.7	17%	9.7	14%
Subscriptions	25.4	10.6	6.9	14.8	140%	3.7	54%
Other	8.1	6.2	5.2	1.9	31%	1.0	19%

Total revenue	$257.0	$191.4	$165.9	$65.6	34%	$25.5	15%

Total revenue increased $65.6 million, or 34%, in 2007 compared to 2006. A total of $24.8 million or 38% of this increase was attributable to the inclusion of the Target Companies in our consolidated results of operations. The inclusion of eTapestry contributed $3.5 million, or 5% of the total increase in revenue. The remaining increase in revenue in 2007, totaling $37.3 million and representing a 19.5% increase over 2006 revenue, is due to growth in services and license fees to new and existing customers partially due to the introduction of new product offerings. Also contributing to the growth is revenue from new maintenance contracts associated with these new license agreements and existing client increases and revenue from our subscription offerings.

Total revenue increased $25.5 million, or 15%, in 2006 compared to 2005. The increase in revenue in 2006 is due to growth in services and license fees to new and existing customers as well as the introduction of new product offerings. Also contributing to the growth is revenue from new maintenance contracts associated with these new license agreements and existing client increases and revenue from our subscription offerings.

Segment results

We analyze our business according to our six operating segments as identified in Note 14, which are license fees, consulting and education services, analytic services, maintenance, subscriptions and other. The analyses provided below are presented on a non-GAAP basis before the inclusion of various allocable corporate costs such as depreciation, facilities and information technology, or IT, support costs, stock-based compensation and amortization of intangibles arising from business combinations because, in managing our operations, we believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. These excluded costs are analyzed separately following the segment results analysis.

Segment margin percentages discussed in this section are summarized in the following table.

	Years ended December 31,			2007 versus 2006		2006 versus 2005
	2007	2006	2005	Percentage point change	% Change	Percentage point change	% Change

License fees	93%	93%	85%	—	0%	8	9%
Consulting and education services	47%	52%	55%	(5)	(9)%	(3)	(6)%
Analytic services	56%	51%	37%	5	11%	14	38%
Maintenance	86%	87%	88%	(1)	(1)%	(1)	(1)%
Subscriptions	69%	80%	81%	(11)	(14)%	(1)	(1)%
Other	11%	8%	6%	3	38%	2	40%

Total segment margin	70%	74%	74%	(4)	(5)%	—	0%

License fees

	Years ended December 31,			2007 versus 2006		2006 versus 2005
(in millions)	2007	2006	2005	Change	% Change	Change	% Change

License fee revenue	$37.5	$32.5	$30.0	$5.0	15%	$2.5	8%
Direct controllable cost of license fees	2.7	2.3	4.4	0.4	17%	(2.1)	(48)%

Segment income	$34.8	$30.2	$25.6	$4.6	15%	$4.6	18%

Segment margin %	93%	93%	85%

Revenue from license fees is derived from the sale of our software products, under a perpetual license agreement. License fee revenue growth in 2007 is comprised of an increase due to product price increases of approximately $1.2 million and an increase due to volume and mix of products sold of $3.8 million. Additionally, the increase in license fee revenue is attributable to a $1.7 million increase in sales to existing clients and a $3.0 million increase in sales to new clients. The Target Companies contributed $0.4 million of license fee revenue in 2007.

Direct controllable cost of license fees includes third-party software royalties, costs of shipping software products to our customers and, in years prior to 2007, variable reseller commissions. The increase in cost of license fees in 2007 is comprised of a $0.3 million increase in third party royalty payments associated with The Patron Edge, our ticketing software, and a $0.3 million increase in proprietary software costs, offset by a $0.2 million decrease due to reduced reseller commissions as a result of the discontinued use of that sales channel. The segment margin remained unchanged in 2007 compared to 2006.

License fee revenue growth in 2006, which is primarily volume driven, is attributable to a $2.7 million increase in sales to new customers, including those previously associated with the acquisition of Campagne. This increase was offset by a $0.2 million decrease in sales to existing clients.

The cost of license fees decrease in 2006 is primarily due to a $1.6 million decrease in variable reseller commissions as a result of the discontinued use of that sales channel resulting in the increase of segment margin from 85% in 2005 to 93% in 2006.

Consulting and education services

	Years ended December 31,			2007 versus 2006		2006 versus 2005
(in millions)	2007	2006	2005	Change	% Change	Change	% Change

Consulting and education services revenue	$73.2	$53.7	$46.9	$19.5	36%	$6.8	14%
Direct controllable cost of consulting and education services	38.8	26.0	21.1	12.8	49%	4.9	23%

Segment income	$34.4	$27.7	$25.8	$6.7	24%	$1.9	7%

Segment margin %	47%	52%	55%

Consulting and education services revenue consists of consulting, installation, implementation and education services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities.

The rates charged for our service offerings have remained relatively constant year over year and, as such, the increase in revenue in 2007 is principally the result of increased volume of services provided. The increase in revenue is comprised of a $15.2 million increase in consulting, installation and implementation services delivered, of which $5.3 million is attributable to the Target Companies and $0.3 million is attributable to eTapestry. Additionally, education services delivered increased $4.3 million or 25%. Of this increase, $2.9 million is attributable to Training Pass, our fixed-rate program, which permits customers to attend unlimited training over a specified contract period.

Cost of consulting and education services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals and other costs incurred in providing consulting, installation and implementation services and customer training. During 2007, salary, benefit and bonus expense increased $11.3 million, or a 55% increase, compared to 2006 as we increased headcount to meet growing customer demand. A total of $2.2 million, or 19% of the increase in salary, benefits and bonus expense is due to the inclusion of headcount associated with the Target Companies and an additional $0.2 million from the inclusion of the headcount associated of eTapestry. Additionally, travel-related expenses and training materials increased $1.4 million.

The margin decrease in 2007 compared to 2006 is due to increased human resource costs related to our successful hiring efforts in 2007 and lower utilization as a result of a greater percentage of headcount not fully trained compared to the prior year and other scheduling challenges of matching client demands with consultants’ availability and appropriate skill set. Additionally, average billing rates for our consultants have remained relatively constant while consultant’s salaries and related human resource costs have increased year over year.

The increase in revenue in 2006 compared to 2005 is comprised of a $5.6 million increase in consulting, installation and implementation services delivered and a $1.2 million increase in education services delivered.

During 2006, salary, benefit and bonus expense increased $3.4 million compared to 2005 as we increased headcount to meet growing customer demand. Other increases include increased travel-related expenses and services from contractors totaling $0.8 million, recruiting and relocation costs totaling $0.2 million and higher training class costs of $0.2 million.

The increases in salary, benefits and bonus and outside consultant costs contributed to the margin compression experienced in 2006 compared to 2005.

Analytic services

	Years ended December 31,			2007 versus 2006		2006 versus 2005
(in millions)	2007	2006	2005	Change	% Change	Change	% Change

Analytic services revenue	$18.2	$7.5	$5.7	$10.7	143%	$1.8	32%
Direct controllable cost of analytic services	8.0	3.6	3.6	4.4	122%	—	—%

Segment income	$10.2	$3.9	$2.1	$6.3	162%	$1.8	86%

Segment margin %	56%	52%	37%

Analytic services, which are comprised of donor prospect research, benchmarking studies and data modeling services involve the assessment of current and prospective donor information of the customer. The end product enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical tools. Revenue from analytic services increased 143% in 2007 compared to 2006. The increase in analytic services is comprised of a $10.7 million increase in donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services delivered, of which $8.6 million is attributable to the Target Companies.

Cost of analytic services is primarily comprised of human resource costs and data expense incurred to perform analytic services. The increase in cost of analytic services in 2007 compared to 2006 is principally due the inclusion of headcount associated with the Target Companies. Salary, benefits and bonus expense increased $3.8 million in 2007 compared to 2006, of which $3.2 million is directly related to the Target Companies. Additionally, data expense incurred to deliver analytic services increased $0.4 million, of which $0.2 million is directly associated with revenue from the Target companies.

The analytic services margin increase in 2007 compared to 2006 is attributable to including the analytic services segment of the Target Companies, which has a different cost structure and a higher margin that the segment including Blackbaud only.

Revenue from analytic services increased 32% in 2006 compared to 2005. The increase in analytic services is comprised of a $1.8 million increase in donor prospect research and data modeling services delivered.

During 2006, the cost of revenue in providing donor prospect research and data modeling services remained relatively flat improving margins as we recognized efficiencies and were able to deliver more services with a nominal increase in headcount.

Maintenance

	Years ended December 31,			2007 versus 2006		2006 versus 2005
(in millions)	2007	2006	2005	Change	% Change	Change	% Change

Maintenance revenue	$94.6	$80.9	$71.2	$13.7	17%	$9.7	14%
Direct controllable cost of maintenance	13.4	10.8	8.6	2.6	24%	2.2	26%

Segment income	$81.2	$70.1	$62.6	$11.1	16%	$7.5	12%

Segment margin %	86%	87%	88%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue in 2007 compared to 2006 is comprised of $12.6 million of new maintenance contracts associated with new license agreements, including new products, $2.5 million from maintenance agreements associated with customers of the Target Companies and $2.3 million from maintenance contract inflationary rate adjustments, offset by $3.9 million of maintenance contracts that were not renewed.

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs and data expenses, and other costs incurred in providing support and services to our customers. During 2007 the cost of maintenance increase is principally the result of a $2.5 million increase in salary, benefits and bonus expense, of which $0.7 million is due the inclusion of headcount associated with the acquisition of the Target Companies. Increases from third-party royalty costs contributed an additional $0.1 million.

The maintenance revenue increase in 2006 compared to 2005 is comprised of $8.2 million of new maintenance contracts associated with new license agreements, including new products, $2.8 million from maintenance contract inflationary rate adjustments, and $1.5 million from maintenance agreements associated with customers acquired as part of the purchase of Campagne Associates, Ltd., offset by a decrease of $2.8 million due to maintenance contracts that were not renewed.

During 2006 the cost of maintenance increase is principally the result of a $1.5 million increase in salary, benefits and bonus expense and a $0.7 million increase in royalty payments related to our Patron Edge maintenance revenue.

Subscriptions

	Years ended December 31,			2007 versus 2006		2006 versus 2005
(in millions)	2007	2006	2005	Change	% Change	Change	% Change

Subscriptions revenue	$25.4	$10.6	$6.9	$14.8	140%	$3.7	54%
Direct controllable cost of subscriptions	7.8	2.1	1.3	5.7	271%	0.8	62%

Segment income	$17.6	$8.5	$5.6	$9.1	107%	$2.9	52%

Segment margin %	69%	80%	81%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications, providing application hosting services, and access to certain data services and our online subscription training offerings. The increase in subscriptions revenue in 2007 compared to 2006 is principally due to a $10.7 million increase in revenue from providing access to our hosted applications, of which $7.4 million is attributable to the Target Companies and $2.7 million is attributable to eTapestry. Additionally, revenue from application hosting services increased $1.7 million and revenue from our online analytics products increased $2.4 million.

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, and other costs incurred in providing support and services to our customers. The increase in the cost of subscriptions in 2007 compared to 2006 is primarily due to an increase in salary, benefits and bonus expenses, which increased $4.9 million, of which $3.9 million and $0.4 million is due to the inclusion of headcount associated with the acquisitions of the Target Companies and eTapestry, respectively. Additionally, data expense increased $0.4 million and travel-related and other costs increased an additional $0.4 million.

The decrease in subscriptions margin in 2007 compared to 2006 is predominantly due to higher salaries, benefits, and bonus expense as a result of the inclusion of costs related to the Target Companies.

The increase in subscriptions revenue in 2006 compared to 2005 is principally due to a $1.1 million increase in revenue from providing access to our hosted applications. Additionally, revenue from our online analytics products increased $1.0 million and revenue from our application hosting services increased $0.9 million. Other subscription revenue contributed $0.5 million of the increase, of which $0.2 million attributable to Campagne products.

The increase in the cost of subscriptions in 2006 compared to 2005 is primarily due to an increase in salary, benefits and bonus expenses, which increased $0.7 million as we increased headcount to meet customer demand.

Other revenue

	Years ended December 31,			2007 versus 2006		2006 versus 2005
(in millions)	2007	2006	2005	Change	% Change	Change	% Change

Other revenue	$8.1	$6.2	$5.2	$1.9	31%	$1.0	19%
Direct controllable cost of other revenue	7.2	5.7	4.9	1.5	26%	0.8	16%

Segment income	$0.9	$0.5	$0.3	$0.4	80%	$0.2	67%

Segment margin %	11%	8%	6%

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue increased in 2007 primarily due to a $1.5 million increase in reimbursable travel-related costs from our services businesses. Additionally, revenue from user conferences increased $0.4 million, of which $0.3 million is attributable to the Target Companies.

Direct controllable cost of other revenue includes human resource costs, costs of business forms and reimbursable expenses relating to the performance of services at customer locations. The increase in 2007 compared to 2006 is due to a $1.3 million increase in reimbursable expenses related to providing services at clients’ sites and a $0.2 million increase in costs associated with our user conferences.

The margin increase in 2007 is due to an increase in realization of reimbursable travel-related costs associated with providing services at clients’ sites as a percentage of other revenue.

Other revenue increased in 2006 primarily due to a $0.4 million increase in reimbursable travel costs from our services businesses and a $0.2 million increase from the sale of our business forms.

The increase in the cost of other revenue in 2006 compared to 2005 is predominantly due to a $0.8 million increase in reimbursable expenses related to providing services at clients’ sites.

The margin increase in 2006 is primarily due to decreases in conference costs and salaries, benefits and bonus expense totaling $0.3 million.

U.S. GAAP gross profit

Segment income does not include an allocation of corporate costs, stock-based compensation expense and amortization expense. The following schedule reconciles total segment income to gross profit as stated on the statement of operations.

	Years ended December 31,			2007 versus 2006		2006 versus 2005
(in millions)	2007	2006	2005	Change	% Change	Change	% Change

Segment income
License fees	$34.8	$30.2	$25.6	$4.6	15%	$4.6	18%
Consulting and education services	34.4	27.7	25.8	6.7	24%	1.9	7%
Analytic services	10.2	3.9	2.1	6.3	162%	1.8	86%
Maintenance	81.2	70.1	62.6	11.1	16%	7.5	12%
Subscriptions	17.6	8.5	5.6	9.1	107%	2.9	52%
Other	0.9	0.5	0.3	0.4	80%	0.2	67%

Total segment income	179.1	140.9	122.0	38.2	27%	18.9	15%
Less corporate costs not allocated to segment expenses:
Stock-based compensation expense	1.1	0.7	0.3	0.4	57%	0.4	133%
Amortization of intangible assets acquired in business combinations	2.9	—	—	2.9	—	—	—
Corporate overhead costs	10.5	6.1	5.9	4.4	72%	0.2	3%

Gross profit as stated in statement of operations	$164.6	$134.1	$115.8	$30.5	23%	$18.3	16%

Gross margin %	64%	70%	70%

Stock-based compensation expense and amortization expense are analyzed separately following the operating expenses section.

Corporate overhead costs are comprised of depreciation, facilities and IT support costs. Of the $4.4 million increase in 2007, $1.9 million and $0.2 million are attributable the Target companies and eTapestry, respectively. Overhead costs increased due to the lease of two additional office facilities. Facilities expense increased $0.8 million in rent expense and general and other facility costs as the result of leasing additional office space, a sublease expiring and a decrease in the South Carolina state incentive, which is accounted for as a reduction to rent, and a $0.2 million increase in communications expense. IT support costs increased $0.7 million, of which $0.3 million is human resource costs and $0.4 million is maintenance cost on internally used software. Additionally, depreciation expense increased $0.4 million.

Corporate overhead costs increased in 2006 is due to a $0.1 million increase in depreciation expense and a $0.1 million increase in IT support costs.

Operating expenses

The operating expenses analyzed below are presented on a non-U.S. GAAP basis as they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed, in total, in the section following the operating expense analysis.

Sales and marketing

	Years ended December 31,			2007 versus 2006		2006 versus 2005
(in millions)	2007	2006	2005	Change	% Change	Change	% Change
Sales and marketing expense	$56.2	$40.6	$33.3	$15.6	38%	$7.3	22%
Percentage of revenue	22%	21%	20%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. The increase in sales and marketing expense in 2007 compared to 2006 in absolute dollars and as a percentage of revenue is principally due to the increase in the size of our sales force by approximately 27%. During 2007, salaries, benefits and bonus expense increased $8.2 million, of which $3.1 million and $0.9 million is due to the inclusion of headcount associated with the Target Companies and eTapestry, respectively. Additionally, commissions increased $3.7 million due to higher commissionable sales. Other increases include higher allocated costs of $1.6 million, higher travel-related expenses of $1.3 million and higher marketing expenses of $0.7 million.

The increase in sales and marketing expense in 2006 compared to 2005 in absolute dollars and as a percentage of revenue is principally due to increases in the size of our sales force. During 2006, salaries, benefits and bonus expense increased $3.4 million. Additionally, commissions increased $1.9 million due to higher commissionable sales. Other increases include higher allocated costs of $0.3 million, higher travel-related expenses of $0.8 million, higher marketing expenses of $0.6 million and higher recruiting and relocation costs of $0.1 million.

Research and development

	Years ended December 31,			2007 versus 2006		2006 versus 2005
(in millions)	2007	2006	2005	Change	% Change	Change	% Change
Research and development expense	$27.3	$22.4	$21.0	$4.9	22%	$1.4	7%
Percentage of revenue	11%	12%	13%

Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. During 2007, the increase in absolute dollars in research and development costs is primarily due to a $4.9 million increase in salaries, benefits and bonus expense of which $1.0 million and $0.5 million are due to the inclusion of headcount associated with the Target Companies and eTapestry, respectively. We discontinued the use of offshore contractors during the fourth quarter of 2006 resulting in the need for additional staffing for the development of new product offerings. A further increase of $1.0 million is attributable to higher allocated costs. These increases were offset by a $1.0 million decrease in outside contractor expenses as a result of the discontinued use of offshore contractors.

During 2006, the increase in research and development costs is primarily due to a $1.7 million increase in salaries, benefits and bonus expense associated with increased headcount as development projects with offshore contractors ended and additional staffing was needed to develop new product offerings internally. This increase was partially offset by a $0.3 million decrease in outside contractor expenses.

Research and development as a percentage of revenue decreased one percentage point in 2007 and 2006. During 2007, we focused on reevaluating and, as necessary, revising our product development plans in light of the combination with the Target Companies and eTapestry. As we begin to execute these plans, we expect research and development to increase as a percentage of revenue in future periods.

General and administrative

	Years ended December 31,			2007 versus 2006		2006 versus 2005
(in millions)	2007	2006	2005	Change	% Change	Change	% Change

General and administrative expense	$22.4	$16.6	$16.1	$5.8	35%	$0.5	3%
Percentage of revenue	9%	9%	10%

General and administrative expense consists primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, and other administrative expenses. During 2007, general and administrative expenses increased $5.8 million compared to 2006; of this amount, $2.7 million and $0.4 million are attributable to the inclusion of the Target Companies and eTapestry, respectively. This $5.8 million increase was primarily driven by a $3.3 million increase in salaries, benefits and bonus expense associated with additional headcount, of which $1.1 million and $0.2 million are due to the inclusion of the Target Companies and eTapestry, respectively. Other increases include higher travel-related expenses, third-party professional fees, allocated costs, insurance, recruiting and relocation expenses, bad debt expense and other costs of $2.4 million. General and administrative expenses remained relatively constant as a percentage of revenue in 2007 compared to 2006.

During 2006, general and administrative expenses increased $0.5 million compared to 2005. Of this increase, a total of $0.9 million is due to an increase in salaries, benefits and bonus expense associated with additional headcount. This increase was offset by a $0.4 million decrease in expenses associated with the cost of compliance with the Sarbanes-Oxley Act of 2002 and costs associated with hiring of a successor Chief Executive Officer.

Stock-based compensation

Beginning on January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective transition method. SFAS No. 123(R) requires us to recognize compensation expense related to stock-based awards to employees.

Our consolidated statements of operations for 2007, 2006 and 2005 include the amounts of stock-based compensation illustrated below:

	Years ended December 31,			2007 versus 2006		2006 versus 2005
(in thousands)	2007	2006	2005	Change	% Change	Change	% Change

Included in cost of revenue:
Cost of services	$627	$531	$269	$96	18%	$262	1%
Cost of maintenance	234	117	33	117	100	84	3
Cost of subscriptions	274	19	—	255	1,342	19	—

Total included in cost of revenue	1,135	667	302	468	70	365	1
Included in operating expenses:
Sales and marketing	831	813	217	18	2	596	3
Research and development	1,219	746	139	473	63	607	4
General and administrative	3,749	5,174	(343)	(1,425)	(28)	5,517	(16)

Total included in operating expenses	5,799	6,733	13	(934)	(14)	6,720	517

Total	$6,934	$7,400	$315	$(466)	(6)%	$7,085	22%

Stock-based compensation is comprised of expense from stock options, restricted stock awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for 2007, 2006 and 2005.

	Years ended December 31,			2007 versus 2006		2006 versus 2005
(in thousands)	2007	2006	2005	Change	% Change	Change	% Change

Stock-based compensation from:
Stock options	$2,385	$5,512	$(53)	$(3,127)	(57)%	$5,565	N/A	%
Restricted stock awards	3,821	1,807	368	2,014	111	1,439	391
Stock appreciation rights	728	81	—	647	799	81	—

Total stock-based compensation	$6,934	$7,400	$315	$(466)	(6)%	$7,085	22%

The decrease in total stock-based compensation in 2007 compared to 2006 is the result of using the accelerated method for recognizing stock-based compensation expense associated with stock options. This method results in the recognition of more expense in the earlier periods of vesting when compared with the straight-line method of amortization, which results in equal amounts of expense in all vesting periods. Furthermore, there have been no new grants of stock options since 2005. The decrease in stock option expense is partially offset by an increase in compensation expense from restricted stock awards due to an increase in number of awards granted and their associated amortization. Additionally, grants of stock appreciation rights, which began in the fourth quarter of 2006, contributed to an increase in stock-based compensation expense for 2007 compared to 2006.

The total amount of compensation costs related to non-vested awards not yet recognized was $26,939,000 as of December 31, 2007. This amount will be recognized over a weighted average period of 1.75 years.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The provisions of SFAS No. 123(R) apply to grants made after the adoption date, awards modified, repurchased or cancelled after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption is recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma disclosures. Prior to the adoption of SFAS No. 123(R), certain of our options were accounted for as variable awards under the provisions of APB No. 25, which required us to record deferred compensation, and recognize compensation expense over the requisite vesting period, for the difference between the exercise price and the fair market value of the stock at each reporting date. The increase in stock-based compensation expense related to stock options in 2006 compared to 2005 is due the recognition of expense related to the unamortized portion of the fair value of the awards existing at the adoption of SFAS No. 123(R). The treatment of compensation expense related to restricted stock awards is the same under SFAS No. 123(R) and APB 25. Therefore, the increase in stock-based compensation expense related to restricted stock awards in 2006 is from the impact of a full year of expense in 2006 from awards granted in late 2005.

Amortization

Amortization expense is allocated according to the nature of the respective identifiable intangible asset and, to the extent associated directly with revenue, we allocate amortization expense to the respective cost of revenue. Amortization expense included in our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 is illustrated below:

	Years ended December 31,			2007 versus 2006		2006 versus 2005
(in thousands)	2007	2006	2005	Change	% Change	Change	% Change
Included in cost of revenue:
Cost of license fees	$153	$—	$—	$153	100%	$—	— %
Cost of services	1,178	—	—	1,178	100	—	—
Cost of maintenance	406	—	—	406	100	—	—
Cost of subscriptions	1,112	—	—	1,112	100	—	—
Cost of other revenue	96	—	—	96	100	—	—
Total included in cost of revenue	2,945	—	—	2,945	100	—	—
Included in operating expenses:	491	699	18	(208)	(30)	681	3,783
Total	$3,436	$699	$18	$2,737	392%	$681	3,783%

The increase in amortization expense in 2007 compared to 2006 is directly attributable to the acquisition of the Target Companies and eTapestry which resulted in the recognition of approximately $32.7 million in identifiable intangible assets with estimated useful lives ranging from 5 to 15 years. The increase in 2006 compared to 2005 is attributable to the acquisition of Campagne. which resulted in the recognition of approximately $8.2 million in identified intangible assets with estimated useful lives ranging from 3 to 15 years.

Interest expense

Interest expense was $1.2 million in 2007 compared with less than $0.1 million in 2006. This increase in interest expense is directly related to our borrowing under our credit facility in connection with the acquisitions of the Target Companies and eTapestry and other short-term liquidity purposes. Interest expense was less than $0.1 million in 2005.

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. We had an effective tax rate of 38.5%, 37.7% and 28.5% in 2007, 2006 and 2005, respectively. In 2005, the lower effective rate was attributable to recognizing the benefit of certain state income tax credits.

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

In 2007 and 2006, we increased our deferred tax asset valuation allowance by $0.7 million and $0.1 million, respectively, for state credits that are expected to expire unused.

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

The following table reconciles the amounts of unrecognized tax benefits at January 1, 2007 and December 31, 2007.

(in thousands)	Unrecognized tax benefits
Balance at January 1, 2007	$642
Increases from prior period positions	11
Decreases from prior period positions	(15)
Increases from current period positions	8
Decreases relating to settlements with taxing authorities	(23)

Balance at December 31, 2007	$623

The amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $0.4 million at December 31, 2007. Tax expense for 2007 was increased by $25,000 for changes in liabilities, penalties and accrued interest related to uncertain tax positions. The total amounts of interest and penalties included in the consolidated balance sheet as of December 31, 2007 is $0.3 million.

We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease is $0.6 million.

We file income tax returns in the U.S. federal and various state jurisdictions and foreign jurisdictions including Canada, United Kingdom and Australia. We are subject to U.S. federal income tax examination for calendar tax years ending 2004 through 2007.

Liquidity and capital resources

At December 31, 2007, cash and cash equivalents totaled $14.8 million, compared to $67.8 million at December 31, 2006. The $53.0 million decrease in cash and cash equivalents during 2007 is principally the result of:

•	generating $62.9 million of cash from operations;

•	$10.4 million from the proceeds and excess tax benefits of stock option exercises;

offset by:

•	$83.4 million, net of cash acquired, used to purchase the Target Companies and eTapestry and $1.0 million used in payment of contingent consideration related to Campagne;

•	$14.4 million used to purchase our stock under our stock repurchase program and $1.5 million used to purchase shares from restricted stock holders to satisfy their tax obligation;

•	$15.1 million in dividends paid to stockholders;

•	$8.1 million used to purchase fixed assets.

Further details of operating, investing and financing cash flows are provide below.

Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance and support agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate to finance our operations and anticipated capital expenditures for the foreseeable future and repay any outstanding debt that might be incurred. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock. There were no principle or interest amounts outstanding under the credit facility as of December 31, 2007.

We have drawn on our credit facilities from time to time to help us meet other short-term financial needs, such as business acquisitions. On July 25, 2007, we entered into a new five-year, $75.0 million credit facility, with an optional incremental increase of up to $50 million, to replace our previous three-year, $30.0 million credit facility that would have expired September 30, 2007; the new credit facility provides us with greater financial flexibility because of its size and more favorable terms compared with the previous facility.

Operating cash flow

Net cash provided by operating activities decreased $0.1 million to $62.9 million in 2007 compared to $63.0 million as reported for 2006. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.

Working capital changes as they impact the statement of cash flows are composed of accounts receivable, other current assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Net collections of accounts receivable and increases in deferred revenue represent a decrease in working capital of $3.1 million and $6.5 million in 2007 and 2006, respectively. Changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets represent an increase in working capital of $3.2 million and $7.5 million in 2007 and 2006, respectively. Changes in working capital are driven by a number of factors, including becoming a tax payer again in 2007 and the timing of vendor payments. We made tax payments in 2007 totaling $5.6 million compared to $0.7 million in 2006 and $3.9 million in 2005.

Investing cash flow

Net cash used in 2007 for investing activities was $92.5 million compared to $10.8 million of net cash used in investing activities in 2006. The increase is principally due to the acquisitions of the Target Companies on January 16, 2007 and eTapestry on August 1, 2007. We invested $8.1 million in property and equipment in 2007 compared to $4.7 million in 2006, an increase of $3.5 million as we made investments in our infrastructure to support our growth.

Financing cash flow

Net cash used in financing activities for 2007 was $23.4 million, comprised of $48.0 million provided by the issuance of debt in connection with the acquisitions of the Target Companies and eTapestry and other liquidity purposes and $10.4 million from the proceeds and excess tax benefits of stock option exercises, offset by $42.5 million used to repay debt incurred in connection with the acquisitions of the Target Companies and eTapestry, $5.5 million used to repay short-term borrowings, $14.4 million used for repurchases of our stock under our stock repurchase program, dividend payments of $15.1 million to stockholders, $1.9 million used to repay debt assumed in connection with the Target Companies, $1.5 million used to repurchase shares from restricted stockholders, $0.4 million paid for deferred financing fees in connection with our new credit facility and $0.5 million used to pay capital lease obligations. Comparatively, net cash used in financing activities for 2006 was $7.1 million, comprised of $8.7 million for purchases of our stock and dividend payments of $12.3 million to stockholders, offset by proceeds from stock option exercises of $7.9 million and $6.0 million of excess tax benefits from stock option exercises.

Commitments and contingencies

As of December 31, 2007, we had future minimum lease commitments of $20.4 million as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$19,145	$6,963	$11,167	$639	$376
Capital leases	1,241	629	570	42	—
Total	$20,386	$7,592	$11,737	$681	$376

Our commitments related to operating leases have not been reduced by the future minimum lease commitments under various sublease agreements extended through 2008, which total $0.1 million.

In connection with the acquisition of eTapestry on August 1, 2007, discussed in Note 2 of the consolidated financial statements as of and for the three year ended December 31, 2007, we could pay up to a total of $1.5 million in contingent consideration based on the performance of eTapestry for the twelve-month periods ending September 30, 2008 and 2009, which is not included in the table above.

In connection with the acquisition of the Target Companies on January 16, 2007, discussed in Note 2 of the consolidated financial statements as of and for the year ended December 31, 2007, we could pay up to $2.4 million of contingent consideration based on the performance of the Target Companies during the 2007 fiscal year. We expect that we will pay between $2.3 million and $2.4 million related to this obligation in March 2008, which is not included in the table above.

In connection with the January 2006 purchase of Campagne Associates, Ltd., we could pay up to $2.5 million of contingent consideration as part of the acquisition. Of the $2.5 million of contingent consideration, $1.0 million was paid in March 2007. The remaining contingent consideration, if any, will be payable in the first quarter of 2008 based on performance during the second year following the acquisition.

As of December 31, 2007, we have accrued $0.6 million of state taxes and $0.4 million of interest and penalties related to uncertain tax positions taken in current and prior years. Please refer to Note 10 in our notes to the consolidated financial statements for further information. We are unable to determine the period in which these liabilities will be settled, and accordingly, we have not included these amounts in the table above, which is not included in the table above.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum annual purchase commitment under these arrangements at December 31, 2007 is approximately $0.7 million through 2010, which is not included in the table above. We incurred expense under these arrangements of $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Our Board of Directors approved an increase in our annual dividend from $0.34 to $0.40 per share in 2008 and declared a first quarter dividend of $0.10 per share payable on March 14, 2008 to stockholders of record on February 28, 2007. Dividends at this rate would total approximately $18.0 million in the aggregate on the common stock in 2008 (assuming 45,000,000 shares of common stock are outstanding). Our ability to pay dividends may be restricted by, among other things, the terms of our credit facility.

Foreign currency exchange rates

Approximately 14.1% of our total net revenue for the year ended December 31, 2007 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.1 million and $0.2 at December 31, 2007 and 2006, respectively.

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

Statements contained in this Form 10-K, which are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include management of integration of recently acquired companies and other risks associated with acquisitions; risk associated with successful implementation of multiple integrated software products; lengthy sales and implementation cycles, particularly in larger organizations; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; the ability to attract and retain key personnel; risks related to our dividend policy and stock repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by the credit facility; risks associated with management of growth; technological changes that make our products and services less competitive; and the other risk factors set forth from time to time in our SEC filings.

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of adoption of SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS No. 160). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential impact of adoption of SFAS No. 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of FAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management has excluded the Target Companies and eTapestry from its assessment of internal control over financial reporting as of December 31, 2007 because they were acquired by the Company in a purchase business combination during 2007. The Target Companies and eTapestry are wholly-owned subsidiaries whose total assets and total revenues represent $96.8 million and $28.3 million respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by our independent registered public accounting firm, as stated in their attestion report, which is included herein.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, executive officers and corporate governance

Incorporated by reference to Blackbaud’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 18, 2008, except for the identification of executive officers of the Registrant which is set forth in Part I of this report.

Item 11.	Executive compensation

Incorporated by reference to Blackbaud’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 18, 2008.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Incorporated by reference to Blackbaud’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 18, 2008.

Item 13.	Certain relationships, related transactions and director independence

Incorporated by reference to Blackbaud’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 18, 2008.

Item 14.	Principal accountant fees and services

Incorporated by reference to Blackbaud’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 18, 2008.

PART IV

Item 15	Exhibits and financial statement schedules

(a) Financial statements

The following statements are filed as part of this report:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements thereto.

(b) Exhibits

		Filed In
Exhibit number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1	04/06/04	2.1

2.2	Stock Purchase Agreement among Target Software, Inc., Target Analysis Group, Inc., all of the Stockholders of Target Software Inc. and Target Analysis Group, Inc. and Blackbaud, Inc.	8-K	01/18/07	2.2

3.1	Certificate of Incorporation of Blackbaud, Inc.	S-1	04/06/04	3.1

3.2	By-laws of Blackbaud, Inc.	S-1	04/06/04	3.2

10.4	Lease Agreement dated October 13, 1999 between Blackbaud, Inc., and Duck Pond Creek, LLC	S-1	02/20/04	10.4

10.5	Trademark License and Promotional Agreement dated as of October 13, 1999 between Blackbaud, Inc. and Charleston Battery, Inc.	S-1	02/20/04	10.5

10.6	Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1	04/06/04	10.6

10.8	Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1	04/06/04	10.8

10.20	Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	06/20/06	10.20

10.25	Employment and Noncompetition Agreement between Blackbaud, Inc. and Marc Chardon, effective November 28, 2005	8-K	11/07/05	10.25

		Filed In
Exhibit number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.26	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/07	10.26

10.27	Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.27

10.28	Amended and Restated Credit Agreement dated as of July 25, 2007 by and among Blackbaud, as Borrower, the Lenders, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Manager.	8-K	07/31/07	10.28

10.29	Amended and Restated Guaranty Agreement dated as of July 25, 2007 by and among certain subsidiaries of Blackbaud, as Guarantors, in favor of Wachovia Bank, National Association, as Administrative Agent.	8-K	07/31/07	10.29

10.30	Pledge Agreement dated as of July 25, 2007 by and among Blackbaud, its subsidiaries in favor of Wachovia Bank, National Association, as Administrative Agent for the ratable benefit of itself and the Lenders.	8-K	07/31/07	10.30

21.1	Subsidiaries of Blackbaud, Inc				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC

Signed: February 29, 2008	/S/ MARC E. CHARDON
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/ MARC E. CHARDON Marc E. Chardon	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 29, 2008

/S/ TIMOTHY V. WILLIAMS Timothy V. Williams	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 29, 2008

/S/ MARCO W. HELLMAN Marco W. Hellman	Chairman of the Board	Date: February 29, 2008

/S/ TIMOTHY CHOU Timothy Chou	Director	Date: February 29, 2008

/S/ GEORGE H. ELLIS George H. Ellis	Director	Date: February 29, 2008

/S/ ANDREW M. LEITCH Andrew M. Leitch	Director	Date: February 29, 2008

/S/ JOHN P. MCCONNELL John P. McConnell	Director	Date: February 29, 2008

/S/ CAROLYN MILES Carolyn Miles	Director	Date: February 29, 2008

BLACKBAUD, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blackbaud, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Blackbaud, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Target Software, Inc. and Target Analysis Group, Inc. (the Target Companies) and eTapestry.com, Inc. (eTapestry) from its assessment of internal control over financial reporting as of December 31, 2007 because they were acquired by the Company in purchase business combinations during 2007. We have also excluded the Target Companies and eTapestry from our audit of internal control over financial reporting. The Target Companies and eTapestry are wholly-owned subsidiaries whose total assets and total revenues represent $96.8 million and $28.3 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/    PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina

February 29, 2008

BLACKBAUD, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$14,775	$67,783
Cash, restricted	—	518
Accounts receivable, net of allowance of $1,935 and $1,268 at December 31, 2007 and 2006, respectively	44,689	29,505
Prepaid expenses and other current assets	11,279	8,507
Deferred tax asset, current portion	2,276	5,318

Total current assets	73,019	111,631
Property and equipment, net	16,962	10,524
Deferred tax asset	51,696	62,302
Goodwill	58,275	2,518
Intangible assets, net	37,272	7,986
Other assets	470	48

Total assets	$237,694	$195,009

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$5,802	$5,863
Accrued expenses and other current liabilities	20,575	16,047
Deferred acquisition costs, current portion	—	518
Capital lease obligations, current portion	513	—
Deferred revenue	93,106	75,078

Total current liabilities	119,996	97,506
Deferred acquisition costs, noncurrent	—	271
Capital lease obligations, noncurrent	586	—
Deferred revenue, noncurrent	2,994	1,874
Other noncurrent liabilities	1,015	—

Total liabilities	124,591	99,651

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value; 180,000,000 shares authorized, 50,450,675 and 49,205,522 shares issued at December 31, 2007 and 2006, respectively	50	49
Additional paid-in capital	105,687	88,409
Treasury stock, at cost; 5,431,852 and 4,743,895 shares at December 31, 2007 and 2006, respectively	(85,487)	(69,630)
Accumulated other comprehensive income, net of tax	137	232
Retained earnings	92,716	76,298

Total stockholders’ equity	113,103	95,358

Total liabilities and stockholders’ equity	$237,694	$195,009

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except share and per share amounts)	2007	2006	2005
Revenue
License fees	$37,569	$32,500	$29,978
Services	91,376	61,242	52,606
Maintenance	94,602	80,893	71,163
Subscriptions	25,389	10,605	6,965
Other revenue	8,102	6,140	5,237

Total revenue	257,038	191,380	165,949

Cost of revenue
Cost of license fees	2,870	2,260	4,380
Cost of services	54,908	33,717	28,409
Cost of maintenance	17,119	13,225	10,926
Cost of subscriptions	10,306	2,360	1,472
Cost of other revenue	7,274	5,709	4,943

Total cost of revenue	92,477	57,271	50,130

Gross profit	164,561	134,109	115,819

Operating expenses
Sales and marketing	56,994	41,405	33,491
Research and development	28,525	23,118	21,138
General and administrative	26,144	21,757	15,795
Amortization	491	699	18

Total operating expenses	112,154	86,979	70,442

Income from operations	52,407	47,130	45,377
Interest income	813	1,584	964
Interest expense	(1,164)	(48)	(49)
Other (expense) income, net	(503)	(238)	6

Income before provision for income taxes	51,553	48,428	46,298
Income tax provision	19,829	18,275	13,211

Net income	$31,724	$30,153	$33,087

Earnings per share
Basic	$0.73	$0.70	$0.78
Diluted	$0.71	$0.68	$0.72
Common shares and equivalents outstanding
Basic weighted average shares	43,619,158	43,320,096	42,559,342
Diluted weighted average shares	44,595,483	44,668,476	46,210,099
Dividends per share	$0.34	$0.28	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities
Net income	$31,724	$30,153	$33,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,149	3,709	2,684
Provision for doubtful accounts and sales returns	2,042	1,673	822
Stock-based compensation expense	6,934	7,400	624
Excess tax benefit on exercise of stock options	(4,931)	(6,041)	8,611
Deferred taxes	12,491	11,941	8,881
Other non-cash adjustments	65	48	48
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9,748)	(5,235)	(6,830)
Prepaid expenses and other assets	(2,005)	266	(6,773)
Trade accounts payable	(830)	1,147	2,045
Accrued expenses and other current liabilities	6,079	6,135	(57)
Deferred revenue	12,897	11,759	8,704

Net cash provided by operating activities	62,867	62,955	51,846

Cash flows from investing activities
Purchase of property and equipment	(8,123)	(4,654)	(4,160)
Purchase of net assets of acquired companies, net of cash acquired	(84,405)	(6,146)	(1,013)

Net cash used in investing activities	(92,528)	(10,800)	(5,173)

Cash flows from financing activities
Proceeds from issuance of debt	48,000	—	—
Proceeds from exercise of stock options	5,451	7,883	3,627
Excess tax benefit on exercise of stock options	4,931	6,041	—
Payments on debt	(49,934)	—	—
Payments of deferred financing fees	(418)	—	—
Payments on capital lease obligations	(477)	—	(44)
Purchase of treasury stock	(15,857)	(8,728)	(60,902)
Dividend payments to stockholders	(15,074)	(12,283)	(8,517)

Net cash used in financing activities	(23,378)	(7,087)	(65,836)

Effect of exchange rate on cash and cash equivalents	31	32	(298)

Net (decrease) increase in cash and cash equivalents	(53,008)	45,100	(19,461)
Cash and cash equivalents, beginning of year	67,783	22,683	42,144

Cash and cash equivalents, end of year	$14,775	$67,783	$22,683

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,126	$—	$1
Taxes	5,607	674	3,885

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Comprehensive income	Common stock		Additional paid-in capital	Deferred compensation	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
(in thousands, except share amounts)		Shares	Amount
Balance at December 31, 2004		42,549,056	$43	$55,292	$(1,064)	$—	$355	$33,858	$88,484

Net income	$33,087	—	—	—	—	—	—	33,087	33,087
Payment of dividends	—	—	—	—	—	—	—	(8,517)	(8,517)
Purchase of 4,267,313 treasury shares	—	—	—	—	—	(60,902)	—	—	(60,902)
Exercise of stock options	—	3,103,790	3	15,554	—	—	—	—	15,557
Net option exercises	—	1,389,257	2	(11,909)	—	—	—	—	(11,907)
Tax impact of exercise of nonqualified stock options	—	—	—	8,589	—	—	—	—	8,589
Restricted stock grants	—	487,733	—	6,621	(6,621)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	315	—	—	—	315
Adjustment of deferred compensation related to options subject to variable accounting	—	—	—	(509)	818	—	—	—	309
Reversal of deferred compensation related to option cancellations	—	—	—	(55)	55	—	—	—	—
Translation adjustment, net of tax	(263)	—	—	—	—	—	(263)	—	(263)

Comprehensive income	$32,824

Balance at December 31, 2005		47,529,836	$48	$73,583	$(6,497)	$(60,902)	$92	$58,428	$64,752

Net income	$30,153	—	—	—	—	—	—	30,153	30,153
Payment of dividends	—	—	—	—	—	—	—	(12,283)	(12,283)
Purchase of 442,000 treasury shares under stock repurchase program and surrender of 34,582 shares upon option exercises and stock vesting	—	—	—	—	—	(8,728)	—	—	(8,728)
Exercise of stock options	—	1,449,468	1	7,863	—	—	—	—	7,864
Tax impact of exercise of nonqualified stock options	—	—	—	6,060	—	—	—	—	6,060
Reclassification due to adoption of new accounting pronouncement	—	—	—	(6,497)	6,497	—	—	—	—
Cumulative effect adjustment to assume historical forfeitures	—	—	—	(20)	—	—	—	—	(20)
Stock-based compensation	—	—	—	7,420	—	—	—	—	7,420
Restricted stock grants	—	284,295	—	—	—	—	—	—	—
Restricted stock cancellations	—	(58,077)	—	—	—	—	—	—	—
Translation adjustment, net of tax	140	—	—	—	—	—	140	—	140

Comprehensive income	$30,293

Balance at December 31, 2006		49,205,522	$49	$88,409	$—	$(69,630)	$232	$76,298	$95,358

Net income	$31,724	—	—	—	—	—	—	31,724	31,724
Payment of dividends	—	—	—	—	—	—	—	(15,074)	(15,074)
Purchase of 633,878 treasury shares under stock repurchase program and surrender of 54,079 shares upon restricted stock vesting	—	—	—	—	—	(15,857)	—	—	(15,857)
Exercise of stock options	—	776,125	1	5,450	—	—	—	—	5,451
Tax impact of exercise of nonqualified stock options	—	—	—	4,931	—	—	—	—	4,931
Cumulative effect of FIN 48 adoption	—	—	—	—	—	—	—	(269)	(269)
Stock-based compensation	—	—	—	6,897	—	—	—	37	6,934
Restricted stock grants	—	549,320	—	—	—	—	—	—	—
Restricted stock cancellations	—	(80,292)	—	—	—	—	—	—	—
Translation adjustment, net of tax	(95)	—	—	—	—	—	(95)	—	(95)

Comprehensive income	$31,629

Balance at December 31, 2007		50,450,675	$50	$105,687	$—	$(85,487)	$137	$92,716	$113,103

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and significant accounting policies

Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of the end of 2007, the Company had approximately 19,000 active customers distributed across multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

Reclassifications

Certain amounts in the 2006 statement of cash flows have been reclassified to conform to the 2007 presentation. Under the current presentation, the excess tax benefit on the exercise of stock options is shown as adjustment to reconcile net income to net cash provided by operating activities whereas it was included in the change in accrued expenses and other current liabilities in 2006. Additionally, under the current presentation, stock-based compensation expense in the statements of operations is allocated to individual components of operating expenses whereas it was shown as a single component of operating expenses in 2005. Furthermore, the presentation of segment information was modified in 2006. See Note 14 of the consolidated financial statements, for more information regarding reclassifications in the segment information.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	The SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,”

•	The Emerging Issues Task Force (“EITF”) Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,”

•	The EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and

•	The SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

The Company’s consulting, installation and implementation services are generally billed based on hourly rates plus reimbursable travel-related expenses. For small service engagements, less than approximately $10,000, the Company frequently contracts for and bills based on a fixed fee plus reimbursable travel-related expenses. The Company recognizes this revenue upon completion of the work performed. When the Company’s services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the Company’s software and rarely exceed three months in duration. The Company recognizes revenue as

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these services are performed. When the Company enters into larger fixed price contracts, the Company recognizes revenue on a percent-complete basis.

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

Restricted cash

Restricted cash represents contingent consideration held in an interest bearing account related to the acquisition of Campagne Associates, Ltd. on January 20, 2006. The restriction lapsed in 2007 upon the payment of the contingent consideration. See Note 9 of these consolidated financial statements for more information.

Property and equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property and equipment subject to capital leases are depreciated over the lesser of the term of the lease or the estimated useful life of the asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repair and maintenance costs are expensed as incurred. Construction-in-progress represents purchases of computer software and hardware associated with new internal system implementation projects,

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which had not been placed in service at the respective balance sheet dates. These assets are transferred to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-process for the years ended December 31, 2007 and 2006.

Computer software costs represent software purchased from external sources for use in the Company’s internal operations. These amounts have been accounted for in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.”

Goodwill and intangible assets

The Company accounts for indefinite-lived intangible assets in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets . “ Under SFAS No. 142, indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. No impairment of goodwill resulted in 2007, 2006 and 2005.

Other intangible assets with finite lives continue to be amortized on a straight-line basis over their estimated useful lives in accordance with the adoption of SFAS No. 142.

Amortization period (in years)
Customer relationships	10-15
Tradename	3-7
Software	3-10
Database	8
Non-compete agreements	5

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable and accounts payable at December 31, 2007 and 2006. The Company believes that the carrying amounts of these financial instruments approximate their fair values at December 31, 2007 and 2006, due to the immediate or short-term maturity of these financial instruments.

Deferred financing costs

Deferred financing fees included in other assets represent the direct costs of entering into the Company’s revolving credit facility in July 2007. These costs are amortized as interest expense using the effective interest method. The deferred financing fees are being amortized over the term of the credit facility.

Stock-based compensation

Stock-based compensation is accounted for in accordance with the provisions of FASB’s SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Under the fair value recognition provisions of this

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The provisions of SFAS No. 123(R) apply to grants made after the adoption date, awards modified, repurchased or cancelled after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption is recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma disclosures.

Under SFAS No. 123(R), costs for stock options continue to be recognized using the accelerated method. Costs for restricted stock and stock appreciation rights are recognized on a straight-line basis.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in periods presented that do not include the recognition of the fair value of stock based awards. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods on a straight-line basis.

Year ended December 31,
(in thousands, except per share amounts)	2005
Net income, as reported	$33,087
Total stock-based compensation expense (benefit), net of related tax effects included in the determination of net income as reported	(330)
Total stock-based compensation expense, net of related tax effects that should have been included in the determination of net income if the fair value method had been applied to all awards	(2,205)

Pro forma net income	$30,552
Earnings per share:
Basic, as reported	$0.78
Basic, pro forma	$0.72
Diluted, as reported	$0.72
Diluted, pro forma	$0.67

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense is allocated to expense categories on the statements of operations. The following table summarizes stock-based compensation expense for the year ended December 31, 2007, 2006 and 2005.

	Years ended December 31,
(in thousands)	2007	2006	2005
Included in cost of revenue:
Cost of services	$627	$531	$269
Cost of maintenance	234	117	33
Cost of subscriptions	274	19	—

Total included in cost of revenue	1,135	667	302
Included in operating expenses:
Sales and marketing	831	813	217
Research and development	1,219	746	139
General and administrative	3,749	5,174	(343)

Total included in operating expenses	5,799	6,733	13

Total	$6,934	$7,400	$315

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the year ended December 31, 2007, 2006 and 2005.

	Years ended December 31,
(in thousands)	2007	2006	2005
Included in cost of revenue:
Cost of license fees	$153	$—	$—
Cost of services	1,178	—	—
Cost of maintenance	406	—	—
Cost of subscriptions	1,112	—	—
Cost of other revenue	96	—	—

Total included in cost of revenue	2,945	—	—
Included in operating expenses	491	699	18

Total	$3,436	$699	$18

Income taxes

Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with its 1999 recapitalization, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and as a result of the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company has

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not recorded a valuation allowance against this item in its deferred tax asset as of December 31, 2007 or 2006, as the Company believes it is more likely than not that it will be able to utilize this benefit, which is dependent upon the Company’s ability to generate future taxable income.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” (“FIN 48”) on January 1, 2007. Under FIN 48 the tax benefit from an uncertain tax position must be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest accrued related to unrecognized tax benefits are recognized in the provision for income taxes. The disclosure requirements and cumulative effect of adoption of FIN 48 are presented in Note 10.

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

In 2007 and 2006, the valuation allowance on the deferred tax assets was increased by $749,000 and $124,000, respectively, for state credits that are expected to expire unused.

In 2005, the Company recognized an income tax benefit of $3,219,000 related to changes in state income tax credits. The Company’s deferred tax asset at December 31, 2004 included state income tax credits, net of federal taxes at 34.8%, of approximately $3,964,000 that expire between 2009 and 2019. The Company established a full valuation allowance against these credits when the asset was recorded because, based on information available at that time, it was not deemed probable that these credits would be realized. During 2005, as a result of profitable results in 2004 and 2003, expectations of future profitability and utilization of all related state net operating losses, the Company released $2,282,000 of the valuation allowance related to these state income tax credits which resulted in a credit to its income tax expense for 2005. Additionally, certain other state tax credits whose use was previously restricted to reducing state franchise taxes became available to offset state income tax as a result of a clarification in enacted tax law during 2005. Accordingly, a deferred tax asset was established during 2005 of $2,213,000, net of federal taxes at 34.8%, related to the associated future reduction of state income taxes. In connection with the establishment of this additional deferred tax asset, a valuation allowance was established for $1,346,000 of the $2,213,000 representing the portion of the credits not deemed more likely than not to be utilized. Accordingly, these additional state tax credits resulted in a net credit of $867,000 to the income tax expense for 2005. The Company will continue to evaluate the realizability of the remaining state tax credits and any further adjustment to the valuation allowance will be made in the period the Company determines it is more likely than not any of the remaining credits will be utilized.

Foreign currency

The Company’s financial statements are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” For all operations outside the United States, net assets are translated at the

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current rates of exchange. Income and expense items are translated at the average exchange rate for the year and balance sheet accounts are translated at the period ending rate. The resulting translation adjustments are recorded in accumulated other comprehensive income net of tax.

Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date. For the years ended December 31, 2007, 2006 and 2005, the Company recorded net foreign currency losses of $503,000, $214,000 and net foreign currency gains of less than $1,000, respectively, as included in other (expense) income, net.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts.

Years ended December 31, (in thousands)	Balance at beginning of year	Acquired through business combinations	Provision/ adjustment	Write-off	Balance at end of year
2007	$335	$57	$(14)	$(70)	$308
2006	342	—	130	(137)	335
2005	511	—	219	(388)	342

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a summary of the changes in the Company’s allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Acquired through business combinations	Provision/ adjustment	Write-off	Balance at end of year
2007	$933	$95	$2,056	$(1,457)	$1,627
2006	758	—	1,584	(1,409)	933
2005	909	—	603	(754)	758

Sales commissions

Prior to July 1, 2004, and resuming on October 1, 2006, the Company pays sales commissions at the time contracts with customers are signed or shortly thereafter depending on the size and duration of the sales contract. To the extent that these commissions relate to revenue not yet recognized, these amounts are recorded as deferred sales commission costs. Subsequently, the commissions are recognized as expense as the revenue is recognized.

During the period July 1, 2004 to September 30, 2006, the Company paid commissions as the associated revenue was recognized and, accordingly, no deferred sales commission was recorded.

Below is a summary of the changes in the Company’s deferred sales commission costs included in prepaid expenses and other current assets.

Years ended December 31, (in thousands)	Balance at beginning of year	Additions	Expense	Balance at end of year
2007	$588	$5,335	$(4,020)	$1,903
2006	—	750	(162)	588
2005	344	—	(344)	—

Advertising costs

Advertising costs are expensed as incurred and were $717,000, $346,000 and $212,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and handling

Shipping and handling costs are expensed as incurred and included in cost of license fees. The reimbursement of these costs by the Company’s customers is included in license fees.

Earnings per share

The Company computes earnings per common share in accordance with SFAS Statement No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities using the treasury stock method. Potential common shares consist of shares issuable upon the exercise of stock options and shares of non-vested restricted stock and stock appreciation rights.

Diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 includes the effect of 976,325, 1,348,380 and 3,650,757, respectively, potential common shares as they are dilutive. Diluted earnings per share for the year ended December 31, 2005 do not include the effect of 74,521 potential common share equivalents, respectively, as they are anti-dilutive. There were no anti-dilutive common share equivalents for the years ended December 31, 2007 and 2006.

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
(in thousands, except share and per share amounts)	2007	2006	2005
Numerator:
Net income	$31,724	$30,153	$33,087
Denominator:
Weighted average common shares	43,619,158	43,320,096	42,559,342
Add effect of dilutive securities:
Employee stock-based compensation	976,325	1,348,380	3,650,757

Weighted average common shares assuming dilution	44,595,483	44,668,476	46,210,099

Earnings per share:
Basic	$0.73	$0.70	$0.78
Diluted	$0.71	$0.68	$0.72

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 141R on its consolidated financial statements.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 160 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) 157-b which delays the effective date of FAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

2. Business combinations

eTapestry

On August 1, 2007, the Company acquired eTapestry.com, Inc. (“eTapestry”), a privately-owned company based near Indianapolis, Indiana. eTapestry is the provider of an on-demand fundraising solution. The Company believes that the acquisition of eTapestry will allow it to address a broader market opportunity by providing an on-demand solution that is suited for smaller organizations interested in a relatively low-cost offering and mid-sized nonprofits interested in a stand-alone fundraising solution deployed in an on-demand model. The Company acquired all of the outstanding capital stock of eTapestry for approximately $25,429,000 in a cash transaction financed by a combination of cash on hand and borrowings of $12,500,000 under the Company’s revolving credit facility. An additional amount of up to $1,500,000 is contingently payable to certain eTapestry employees under a stock-based incentive arrangement based upon performance of the acquired business over the next two years and will be accounted for as expense when incurred. The results of operations of eTapestry are included in the consolidated financial statements of the Company from the date of acquisition.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price is based on a valuation. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition of eTapestry:

(in thousands)
Cash and cash equivalents	$308
Accounts receivable	1,095
Other current assets	21
Property and equipment	720
Intangible assets	10,450
Goodwill	18,428
Trade accounts payable	(137)
Accrued expenses and other current liabilities	(304)
Deferred revenue, current and noncurrent	(3,087)
Other liabilities, noncurrent	(39)
Net deferred tax liabilities, noncurrent	(2,026)

Total purchase price	$25,429

None of the $18,428,000 of goodwill arising in the acquisition is deductible for income tax purposes. The goodwill was allocated to the Analytic services and Subscriptions segments. The acquisition resulted in the identification of $10,450,000 of intangible assets, all of which are subject to amortization. The following table presents the amounts assigned to each intangible asset class:

	Intangible assets acquired (in thousands)	Weighted average amortization period (in years)
Customer relationships	$6,100	10.0
Software	2,790	7.0
Tradename	560	7.0
Noncompetition agreements	1,000	5.0

Total	$10,450	8.6

Target Companies

On January 16, 2007, the Company acquired Target Software, Inc. and Target Analysis Group, Inc., or the Target Companies, privately-owned affiliated companies based in Cambridge, Massachusetts. The two acquired companies provide solutions that help organizations analyze, plan, forecast, execute, and manage high-volume fundraising campaigns while simultaneously helping them maintain long-term constituent relationships. The acquisition of the Target Companies is expected to significantly advance the Company’s strategic goal of providing a complete solution for meeting the fundraising and direct marketing needs of the nonprofit sector. The Company acquired all of the outstanding capital stock of the Target Companies for approximately $58,733,000, including direct acquisition-related costs, in an all cash transaction that was financed by a combination of cash on hand and borrowings under the Company’s revolving credit facility. An additional amount of up to $2,400,000 is contingently payable to the sellers under an earn-out arrangement based upon performance of the acquired businesses over the next year. Amounts paid, if any, will be accounted for as additional cost of the acquired entities. The results of operations of the Target Companies are included in the consolidated financial statements of the Company from the date of acquisition.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price is based on a valuation. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition of the Target Companies:

(in thousands)
Cash and cash equivalents	$507
Accounts receivable	5,067
Other current assets	278
Property and equipment	2,291
Deferred tax assets	738
Intangible assets	22,323
Goodwill	36,453
Trade accounts payable	(445)
Accrued expenses and other current liabilities	(3,243)
Deferred revenue, current and noncurrent	(1,807)
Loans from shareholders, current	(1,919)
Capital lease obligations, current and noncurrent	(1,510)

Total purchase price	$58,733

Of the total amount of goodwill arising in the acquisition, $35,789,000 is expected to be deductible for income tax purposes. All segments were allocated a portion of the goodwill.

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

	Years ended December 31,
(in thousands, except per share amounts)	2007	2006
Revenue	$262,967	$219,580
Net income	31,949	25,807
Earnings per share, basic	$0.71	$0.59
Earnings per share, diluted	0.69	0.58

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Campagne

On January 20, 2006, the Company acquired Campagne Associates, Ltd. (“Campagne”), the New Hampshire-based provider of GiftMaker Protm fundraising software, for approximately $6,100,000. This acquisition will allow the Company to offer its products to a larger customer base and use the combined experience of the two companies to deliver software solutions to meet customer’s needs. The results of Campagne’s operations have been included in the consolidated financial statements since that date. Included in this amount is $500,000 of purchase price that is contingent upon the seller satisfying certain conditions set forth in the purchase agreement, which has been classified in the consolidated balance sheets as restricted cash. The Company also agreed to pay additional contingent consideration of up to $2,000,000 based upon performance of the acquired business over the next two years. The transaction was accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), which requires that all acquisitions be accounted for under the purchase method. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The net fair values of the identified assets acquired and liabilities assumed exceeded the amount of the cash purchase price by $1,260,000 which, in accordance with SFAS No. 141, was recorded as a deferred acquisition cost. Simultaneously, the Company recognized a deferred tax liability on the acquisition in connection with the difference between depreciable book value and depreciable tax basis, for $489,000, which reduced the deferred acquisition costs by that amount. Of the remaining $771,000 deferred acquisition costs, approximately $500,000 was classified as a current liability. During the year ended December 31, 2007, contingent consideration of $993,000 was paid, which reduced restricted cash.

Identifiable intangible assets with an aggregate value of $8,182,000 were recorded as part of the purchase price allocation. The following table presents the amounts assigned to each intangible asset class:

	Intangible assets acquired (in thousands)	Weighted average amortization period (in years)
Customer relationships	$7,368	15.0
Tradename	24	3.0
Software	490	3.0
Non-compete agreement	300	5.0

Total	$8,182	13.9

3. Property and equipment

Property and equipment as of December 31, 2007 and 2006 consisted of the following:

	Estimated useful life (years)	December 31,
(in thousands)		2007	2006
Equipment	3 - 5	$5,858	$5,424
Computer hardware	3 - 5	21,570	16,714
Computer software	3 - 5	8,005	7,717
Construction in progress	—	2,642	101
Furniture and fixtures	7	4,695	3,850
Leasehold improvements	term of lease	1,310	358

Total property and equipment		44,080	34,164
Less: accumulated depreciation		(27,118)	(23,640)

Property and equipment, net of depreciation		$16,962	$10,524

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $4,713,000, $3,010,000 and $2,652,000 for December 31, 2007, 2006 and 2005, respectively.

Property and equipment at December 31, 2007 and 2006, includes the following amounts for assets under capital leases:

	December 31,
(in thousands)	2007	2006
Computer hardware	$1,166	$—
Computer software	255	—

Total property and equipment under capital leases	1,421	—
Less: accumulated depreciation	(478)	—

Property and equipment under capital leases, net of depreciation	$943	$—

4. Goodwill and other intangible assets

The change in goodwill during the years ended December 31, 2007 and 2006 consisted of the following:

(in thousands)
Balance at December 31, 2005	$2,208
Payment of contingent consideration	12
Effect of foreign currency translation	298

Balance at December 31, 2006	2,518
Additions related to business combinations	54,881
Payment of contingent consideration	844
Effect of foreign currency translation	32

Balance at December 31, 2007	$58,275

Additions to goodwill during the year ended December 31, 2007 related to the acquisitions of the Target Companies and eTapestry are described in Note 2 of these consolidated financial statements. Goodwill also increased during the year ended December 31, 2007 due to the payment of contingent consideration related to the acquisition of Campagne on January 20, 2006.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset, all of which are subject to amortization, as of December 31, 2007 and 2006.

	December 31,
(in thousands)	2007	2006
Gross carrying amount
Customer relationships	$27,571	$7,894
Tradename	1,384	24
Acquired software	6,935	490
Non-compete agreements	2,100	300
Database	3,441	—

Total gross carrying amount	41,431	8,708

Accumulated amortization
Customer relationships	(2,363)	(510)
Tradename	(203)	(7)
Acquired software	(829)	(150)
Non-compete agreements	(352)	(55)
Database	(412)	—

Total accumulated amortization	(4,159)	(722)

Total intangible assets, net	$37,272	$7,986

Additions to intangible assets subject to amortization during 2007 are related to the acquisitions of the Target Companies and eTapestry described in Note 2 of these consolidated financial statements.

The amortization expense for intangible assets for the years ended December 31, 2007, 2006 and 2005 was $3,436,000, $699,000 and $18,000, respectively. Amortization expense for acquisition-related intangible assets as of December 31, 2007 consolidated balance sheet for each of the next five years is as follows:

Years ended December 31,	Amortization expense (in thousands)
2008	$4,281
2009	4,123
2010	4,109
2011	4,054
2012	3,659

Total	$20,226

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2007 and 2006:

	December 31,
(in thousands)	2007	2006
Taxes, prepaid and receivable	$5,547	$4,986
Prepaid software maintenance and royalties	2,131	1,633
Deferred sales commissions	1,903	588
Other	1,698	1,300

Total prepaid expenses and other current assets	$11,279	$8,507

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2007 and 2006:

	December 31,
(in thousands)	2007	2006
Accrued bonuses	$6,566	$4,599
Accrued commissions and salaries	2,967	1,954
Taxes payable	3,306	4,703
Accrued accounting and legal fees	1,766	1,278
Accrued health care costs	1,094	489
Customer credit balances	1,588	1,060
Other	3,288	1,964

Total accrued expenses and other current liabilities	$20,575	$16,047

7. Deferred revenue

Deferred revenue consisted of the following as of December 31, 2007 and 2006:

	December 31,
(in thousands)	2007	2006

Maintenance	$62,208	$53,882
Subscriptions	11,957	5,461
Services	21,661	17,504
License fees and other	274	105

Total deferred revenue	96,100	76,952
Less: Long-term portion of deferred revenue	(2,994)	(1,874)

Current portion of deferred revenue	$93,106	$75,078

8. Long-term debt

Revolving credit facility

On July 25, 2007, the Company entered into a $75,000,000 revolving credit facility, with an optional incremental increase of up to $50,000,000. The new revolving credit facility has a term of five years, is guaranteed by the material domestic subsidiaries and is collateralized with the stock of all of the Company’s subsidiaries. Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at a variable rate based (a) on the higher of the prime rate plus a margin of up to 0.5% or federal funds rate plus a margin of 0.5% to 1.0% or (b) LIBOR plus a margin of 1.0% to 1.5% depending on the nature of the loan and the debt ratio at the time of the borrowing. A commitment fee will be charged ranging from 0.20% to 0.30% per annum on the unused portion of the revolving credit facility, depending the leverage ratio of the Company. The outstanding balance of the previous credit facility on July 25, 2007 of $10,000,000 was transferred upon its termination on that date to the new credit facility.

During the year ended December 31, 2007, the Company has borrowed $48,000,000 under its current and previous credit agreements for business acquisition purposes and to meet operating needs and has repaid these borrowings. There were no principle or interest amounts outstanding under the credit facility as of December 31, 2007.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred financing costs

Amortization expense for deferred financing costs was $69,000, $48,000 and $48,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Deferred financing costs amortized in 2005, 2006 and part of 2007 were associated with the credit facility signed in September 2004. The amortization of deferred financing cost recognized in 2007 include the amortization of cost related to the revolving credit facility entered into in July 2007.

As of December 31, 2007 and 2006, deferred financing costs totaling $386,000 and $36,000, respectively, are included in other assets on the consolidated balance sheet.

9. Commitments and contingencies

The Company currently leases office space and various office equipment under operating and capital leases. Total rental expense was $4,405,000, $2,586,000 and $2,841,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The future minimum lease commitments related to these agreements, as well as the lease agreements discussed below, net of related sublease commitments, are as follows:

Years ending December 31, (in thousands)	Operating leases	Capital leases

2008	$6,835	$629
2009	6,984	403
2010	4,182	164
2011	640	40
2012 and thereafter	376	2

Total minimum lease payments	$19,017	1,238
Less: portion representing interest		139

Present value of net minimum lease payments		1,099
Less: current maturities		513

Long-term maturities		$586

Lease agreements

On October 13, 1999, the Company entered into a lease agreement for office space with Duck Pond Creek, LLC, which is owned by certain current executive officers of the Company. The term of the lease is for ten years with two five-year renewal options by the Company. The annual base rent of the lease is $4,854,000 payable in equal monthly installments. The base rate escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement.

The Company has subleased a portion of its headquarters facility under various agreements extending through 2008. Under these agreements, rent expense was reduced by $381,000, $484,000 and $474,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $128,000 during 2008. No minimum aggregate sublease commitments exist in 2009 and thereafter. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $1,949,000, $2,203,000 and $1,562,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, the Company has entered into various leases for office space for its domestic subsidiaries in Cambridge, Massachusetts and near Indianapolis, Indiana and for its foreign operations in the United Kingdom and Australia.

Contingent consideration

In connection with the acquisition of the Target Companies on January 16, 2007, the Company has amounts up to $2,400,000 contingently payable based on the performance of the acquired businesses over the next year.

In connection with the acquisition of eTapestry on August 1, 2007, the Company has amounts up to $1,500,000 contingently payable based on the performance of the acquired business over the next two years.

In connection with the acquisition of Campagne on January 20, 2006, the Company has amounts up to $2,500,000 contingently payable based on the performance of the acquired business in the 2 years following the transaction. Of this amount, $993,000 has been paid as of December 31, 2007. The remaining contingent consideration, if any, will be payable in 2008.

Other commitments

The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. The Company incurred expense under this agreement of $200,000 for each of the three years ended December 31, 2007, 2006 and 2005.

The Company utilizes third-party relationships in conjunction with its products. The contractual arrangements vary in length from one to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements is approximately $658,000 through 2010. The Company incurred expense under these arrangements of $808,000, $727,000 and $670,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company assesses the fair value of its liability on the above indemnities to be immaterial based on historical experience and information known at December 31, 2007.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income taxes

The following summarizes the components of the income tax expense:

	Years ended December 31,
(in thousands)	2007	2006	2005
Current provision	$6,490	$6,422	$(4,196)
Deferred provision	13,339	11,853	17,407

Total provision	$19,829	$18,275	$13,211

A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Years ended December 31,
	2007	2006	2005
Statutory federal income tax rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.9	3.1	3.6
Effect of change in federal income tax rate	—	0.9	0.8
Effect of change in federal income tax rate applied to deferred tax asset	(0.3)	(0.3)	—
Effect of change in state income tax rate applied to deferred tax asset	—	0.5	—
Effect of disqualifying dispositions of incentive stock options	(0.3)	(0.8)	(1.8)
Incremental South Carolina credits, net of federal benefit	(1.4)	(0.1)	(5.5)
Change in valuation reserve for state tax credits, net of federal benefit	1.6	0.3	(2.0)
Nondeductible initial public offering costs	—	—	0.2
Other	—	0.1	(0.8)

Income tax provision effective rate	38.5%	37.7%	28.5%

At December 31, 2007, the Company had no net operating loss carryforwards for federal or state income tax.

As of December 31 2007, the Company had a federal foreign tax credit carryover of approximately $1,004,000, which will expire between 2014 and 2017, and a federal alternative minimum tax credit of approximately $558,000, which has no expiration date. As of December 31, 2007 the Company had state tax credits of approximately $10,807,000, $7,025,000 net of tax, which will expire between 2009 and 2020, if unused. These state tax credits had a valuation reserve of approximately $5,987,000, $3,891,000 net of tax, as of December 31, 2007. Income tax benefits of approximately $4,931,000 and $6,060,000, which were attributable to employee stock option transactions and restricted stock vesting, were recorded in stockholders’ equity in fiscal 2007 and 2006, respectively.

The amount of tax allocated to the translation adjustment recorded in accumulated other comprehensive income was $61,000 of expense, $89,000 of benefit and $168,000 of expense for the years ended December 31, 2007, 2006 and 2005, respectively.

As a result of the eTapestry acquisition, eTapestry underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Sec. 382) on August 1, 2007. In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. As of December 31, 2007, approximately $5,309,000 and $6,860,000 of U.S. federal and state net operating losses, respectively, acquired from eTapestry are generally subject to an annual limitation of approximately $2,859,000.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of the Company’s deferred tax asset were as follows:

	December 31,
(in thousands)	2007	2006

Deferred tax assets:
Current
Research and other tax credits	$1,295	$2,730
Federal and state net operating loss carryforwards	1,168	771
Allowance for doubtful accounts	696	451
Deferred revenue	633	1,189
Other	71	597
Valuation allowance	(149)	(188)

Net current deferred tax assets	3,714	5,550
Noncurrent deferred tax assets
Intangible assets	50,644	57,951
Research and other tax credits	8,527	7,401
Effect of expensing nonqualified stock options and restricted stock	2,812	2,018
Other	2,090	1,456
Valuation allowance	(3,742)	(2,959)

Net noncurrent deferred tax assets	60,331	65,867

Total deferred tax assets	64,045	71,417
Deferred tax liabilities:
Current	(1,438)	(232)
Noncurrent
Intangible assets	(4,727)	—
Fixed assets	(2,788)	(2,448)
Other noncurrent	(1,120)	(1,117)

Total deferred tax liabilities	(10,073)	(3,797)

Net deferred tax asset	$53,972	$67,620

The following table illustrates the change in the Company’s deferred tax asset valuation allowance.

Years ended December 31,	Balance at beginning of year	Increase	Decrease	Balance at end of year
(in thousands)
2007	$3,147	$749	$(5)	$3,891
2006	3,027	124	(4)	3,147
2005	3,964	1,997	(2,934)	3,027

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change to the Company’s unrecognized tax benefit for the year ended December 31, 2007.

(in thousands)	Unrecognized tax benefits
Balance at January 1, 2007	$642
Increases from prior period positions	13
Decreases from prior period positions	(12)
Increases from current period positions	8
Decreases relating to settlements with taxing authorities	(22)

Balance at December 31, 2007	$629

The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $409,000 at December 31, 2007. Tax expense for 2007 was increased by $25,000 for changes in liabilities, penalties and accrued interest related to uncertain tax positions. The total amounts of interest and penalties included in the consolidated balance sheet as of December 31, 2007 was $386,000.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. These positions relate to state nexus issues. The reasonably possible decrease is $479,000.

The Company files income tax returns in the U.S. federal and various state jurisdictions and foreign jurisdictions including Canada, United Kingdom and Australia. The Company is subject to U.S. federal income tax examination for calendar tax years 2004 through 2007 and state and foreign income tax examination for various years depending on statues of limitations of those jurisdictions.

11. Stock-based compensation

Employee stock-based compensation plans

The Company has three outstanding stock-based compensation plans. The Company’s Compensation Committee of the Board of Directors administers the plans and the stock-based awards are granted under terms determined by them. The total number of authorized stock-based awards under these plans is 4,660,575. The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of stock appreciation rights or upon granting of restricted stock.

The Company issues or has issued three types of awards under these plans: stock options, restricted stock and stock appreciation rights. The following table sets forth the number of awards outstanding for each award type as of December 31, 2007 and 2006.

	Outstanding at December 31,
Award type	2007	2006
Stock options	1,582,645	2,364,360
Restricted stock	899,025	597,608
Stock appreciation rights	710,324	207,791

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The majority of the stock-based awards granted under these plans have a 10-year contractual term. The option to purchase 800,000 shares of common stock granted on November 28, 2005, to the current Chief Executive Officer (“CEO”), has a 7-year contractual term. Additionally, stock appreciation rights, or SARs, have contractual lives of 5 to 7 years.

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

The total amount of compensation cost related to non-vested awards not recognized was $26,939,000 at December 31, 2007. This amount will be recognized over a weighted average period of 1.75 years.

Stock options

The following table summarizes the options outstanding, vested and unvested under each of the Company’s stock-based compensation plans as of December 31, 2007.

Plan	Date of adoption	Options outstanding	Options vested	Options unvested	Range of exercise prices
1999 Stock Option Plan	October 13, 1999	193,735	193,735	—	$4.80
2001 Stock Option Plan	July 1, 2001	560,590	548,871	11,719	$4.80-$9.04
2004 Stock Plan	March 23, 2004	828,320	365,287	463,033	$8.00-$16.10

Total		1,582,645	1,107,893	474,752

All options granted under the 1999 Stock Option Plan are fully vested.

The options granted under the 2001 Stock Option Plan vest in equal annual installments over four years from the date of grant and are subject to accelerated vesting upon a change in control of the Company as defined in the plan. The option grants under this plan include a provision whereby the Company has the right to call shares exercised under the grants at a discount from fair market value if the employee is terminated for cause, as defined by the plan. This provision expired upon the Company’s initial public offering. The inclusion of this provision required the Company to account for all options issued under this plan after January 18, 2001 as variable awards and record compensation expense for the difference between the exercise price and the fair market value of the stock at each reporting date.

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

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of outstanding options as of December 31, 2007, and changes during the year then ended, is as follows:

Options	Share options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2007	2,364,360	$9.11
Exercised	(776,125)	7.02
Forfeited	(5,590)	10.59

Outstanding at December 31, 2007	1,582,645	$10.14	4.2	$29,065

Vested and expected to vest at December 31, 2007	1,577,093	$10.12	4.2	$28,774

Vested and exercisable at December 31, 2007	1,107,893	$8.05	3.9	$22,662

The weighted-average grant-date fair value of options granted during 2005 was $10.93, the last year stock option awards were granted. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $14,800,000, $22,000,000 and $58,351,000, respectively.

All outstanding options granted by the Company had a fair market value assigned at grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in that model for stock options granted in 2005 are as follows:

Year ended December 31,
2005
Volatility	80.96%
Dividend yield	1.20%
Risk-free interest rate	4.32%
Expected option life in years	5.54

No options were granted during the years ended December 31, 2007 and 2006. Since the Company has been publicly traded for less than the expected life of the stock options, the expected volatility assumption is determined by calculating the volatility for a number of comparable companies and calculating the average expected volatility over the expected life of the option. The dividend yield is based on the adopted dividend policy in effect at the time of grant. The risk-free interest rate is based on United States Treasury rate for a term consistent with the expected life of the awards at the time of grant. The expected life of the option represents the length of time from grant until the option is exercised based on experience.

Restricted stock

The Company has also granted shares of common stock subject to certain restrictions under the 2004 Stock Plan. Restricted stock granted to employees vest in equal annual installments over four years from the grant date. However, restricted stock granted to non-employee directors vests after one year. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted stock are recognized in the period the restrictions lapse to the extent expense has been recognized. Tax benefits associated with stock-based compensation in excess of the related

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

book expense recorded are credited to additional paid-in capital within stockholders’ equity. The Company purchased 54,079 shares from restricted stock holders upon lapsing of stock restrictions in order for holders to satisfy personal tax liabilities. There were 899,025 shares related to restricted stock outstanding and unvested at December 31, 2007.

A summary of unvested restricted stock as of December 31, 2007, and changes during the year then ended, is as follows:

Unvested restricted stock	Restricted stock	Weighted average grant-date fair value
Unvested at January 1, 2007	597,608	$20.04
Granted	549,320	25.80
Vested	(167,611)	19.55
Forfeited	(80,292)	20.45

Unvested at December 31, 2007	899,025	$23.61

As of December 31, 2007, the number and intrinsic value of restricted stock awards expected to vest is 862,669 and $3,821,000, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2007 and 2006 was $4,448,000 and $2,763,000, respectively. No restricted stock vested during the year ended December 31, 2005. The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2007, 2006 and 2005 was $25.80, $26.04 and $14.52, respectively.

Stock appreciation rights

During 2007 and 2006, the Company granted SARs under the 2004 Stock Plan to certain members of management. The SARs will be settled in stock at the time of exercise and vest three and four years from the date of grant subject to the recipient’s continued employment with the Company. The number of shares issued upon the exercise of the SARs is calculated as the difference between the share price of the Company’s stock on the date of exercise and the date of grant multiplied by the number of SARs divided by the share price on the exercise date.

Stock appreciation rights	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2007	207,791	$26.75
Granted	566,259	25.64
Forfeited	(63,726)	25.95

Outstanding at December 31, 2007	710,324	$25.94	6.4	$1,820

Expected to vest at December 31, 2007	697,474	$25.94	6.4	$1,466

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No SARs were vested or exercisable as of December 31, 2007. The weighted average grant date fair value of SARs granted for the years ended December 31, 2007 and 2006 was $9.17 and $8.19, respectively. No SARs were granted during the year ended December 31, 2005. All outstanding SARs granted by the Company had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in that model for SARs granted in 2006 are as follows:

	Years ended December 31,
	2007	2006
Volatility	42% to 46%	40.97%
Dividend yield	1.30% to 1.40%	1.10%
Risk-free interest rate	3.89% to 4.80%	4.64%
Expected SAR life in years	3 to 4	3

The assumptions used in the valuation of SARs are the same as described in the stock option section.

12. Stockholders’ equity

Common stock

The Company has authorized 180,000,000 shares of common stock with a par value of $0.001. As of December 31, 2007 and 2006, 50,450,675 and 49,205,522 shares were issued and 45,018,823 and 44,461,627 shares were outstanding, respectively.

Preferred stock

The Company has authorized 20,000,000 shares of preferred stock. No shares were issued and outstanding at December 31, 2007 and 2006. The Company’s Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.

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

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury stock

The following table sets forth the changes in treasury stock for the years ended December 31, 2007 and 2006:

(in thousands, except shares)	Plan date	Shares	Amount
Balance as of January 1, 2006		4,267,313	$60,902
Stock purchased in connection with stock repurchase program	July 26, 2005	442,000	7,797
Stock acquired via surrender of shares of restricted stock to the Company upon vesting for settlement of taxes		34,582	931

Balance as of December 31, 2006		4,743,895	69,630
Stock purchased in connection with stock repurchase program	June 13, 2007	633,878	14,386
Stock acquired via surrender of shares of restricted stock to the Company upon vesting for settlement of taxes		54,079	1,471

Balance as of December 31, 2007		5,431,852	$85,487

Stock repurchase program

On June 13, 2007, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $35,000,000 of the Company’s outstanding shares of common stock plus the aggregate amount of $6,182,000 that was authorized but not used under the prior stock repurchase program as of that date. The prior program was terminated at that date and the new plan does not have an expiration date. The shares can be purchased in conjunction with a public offering of the Company’s stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. In the year ended December 31, 2007, the Company repurchased 633,878 shares under this and the prior program at an average price per share of $22.66. The Company accounts for purchases of treasury stock under the cost method, which resulted in an increase to the treasury stock balance of $14,386,000 as of December 31, 2007. The remaining amount available to purchase stock under this plan was $40,873,000 as of December 31, 2007.

In addition to the Company’s stock repurchase plan, 54,079 shares, totaling $1,471,000, were surrendered by restricted stock holders to satisfy their tax obligations due upon vesting of restricted stock during the year ended December 31, 2007.

13. Employee profit-sharing plan

The Company has a 401(k) profit-sharing plan (the “Plan”) covering substantially all employees. Employees can contribute between 1% and 30% of their salaries in 2007, 2006 and 2005 and the Company matches 50% of qualified employees’ contributions up to 6% of their salary. The Plan also provides for additional employer contributions to be made at the Company’s discretion. Total matching contributions to the Plan for the years ended December 31, 2007, 2006 and 2005 were $2,386,000, $1,869,000 and $1,517,000, respectively. There was no discretionary contribution by the Company to the Plan in 2007, 2006 and 2005.

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

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company for making operational decisions and assessments of financial performance. The Company has determined that its reportable segments are those that are based upon internal financial reports that disaggregate certain operating information into six reportable segments. The Company’s chief operating decision maker, as defined in SFAS No. 131, is its chief executive officer, or CEO.

In the first quarter of 2006, as part of the continued refinement of its business strategy, the Company identified two modifications to its method of operating and evaluating its business units, and as a result, the Company modified its segment reporting under SFAS No. 131. At the beginning of 2006, the Company combined its consulting and training businesses under one managerial structure and began reporting the results of operations of these business units to the CEO as a combined entity. Additionally, as a result of the increased significance of its subscription revenue, the Company began to report separately the results of this business unit, previously included with the software maintenance segment. Accordingly, during 2006 the Company amended its segment disclosure for 2005 to reflect these changes. Additionally, as a result of the change in segment reporting, the Company has modified the consolidated statements of operations to reflect the reclassification of subscription revenue and cost of revenue to be shown separately.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third-party contractors, data expense and classroom rentals, for the years ended December 31, 2007, 2006 and 2005 were as follows:

(in thousands)	License fees	Consulting and education services(1)	Analytic services(2)	Maintenance	Subscriptions	Other	Total
Year ended December 31, 2007
Revenue	$37,569	$73,174	$18,202	$94,602	$25,389	$8,102	$257,038
Direct controllable costs	2,717	38,778	8,009	13,382	7,837	7,164	77,887
Segment income	34,852	34,396	10,193	81,220	17,552	938	179,151
Corporate costs not allocated(3)							14,590
Operating expenses							112,154
Interest expense, net							351
Other expense, net							503

Income before provision for income taxes							$51,553
Year ended December 31, 2006
Revenue	$32,500	$53,670	$7,572	$80,893	$10,605	$6,140	$191,380
Direct controllable costs	2,260	25,985	3,681	10,758	2,105	5,696	50,485
Segment income	30,240	27,685	3,891	70,135	8,500	444	140,895
Corporate costs not allocated(3)							6,786
Operating expenses							86,979
Interest income, net							(1,536)
Other expense, net							238

Income before provision for income taxes							$48,428
Year ended December 31, 2005
Revenue	$29,978	$46,943	$5,663	$71,163	$6,965	$5,237	$165,949
Direct controllable costs	4,380	21,098	3,607	8,607	1,301	4,911	43,904
Segment income	25,598	25,845	2,056	62,556	5,664	326	122,045
Corporate costs not allocated(3)							6,226
Operating expenses							70,442
Interest income, net							(915)
Other income, net							(6)

Income before provision for income taxes							$46,298
(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other educational services.
(2)	This segment consists of donor prospect research and data modeling services.
(3)	Various corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization of intangibles arising from business combinations are not allocated to the segment income as management believes that the exclusion of these costs allows the Company to better understand and manage other operating expenses and cash needs.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also derives a portion of its revenue from its foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable and long-lived assets by geographic region based on the location of the assets.

(in thousands)	Domestic	Canada	Europe	Pacific	Total
Revenue from external customers:
2007	$220,851	$13,978	$17,927	$4,282	$257,038
2006	165,230	9,732	13,552	2,866	191,380
2005	143,570	8,318	12,047	2,014	165,949
Property and equipment:
December 31, 2007	$16,276	$—	$536	$150	$16,962
December 31, 2006	9,901	—	600	23	10,524

The Company generated license fee revenue from its principal products as indicated in the table below:

	Years ended December 31,
(in thousands)	2007	2006	2005
The Raiser’s Edge	$22,606	$20,293	$19,023
The Financial Edge	5,988	5,256	6,031
The Education Edge and related	2,633	2,312	1,442
Blackbaud NetCommunity	1,606	1,099	0
The Patron Edge	2,527	2,112	1,941
Blackbaud Analytics	806	1,041	987
Other	1,403	387	554

Total license fee revenue	$37,569	$32,500	$29,978

It is impractical for the Company to identify its other revenues by product category.

The table below sets forth the goodwill balances for each reportable segment as of December 31, 2007.

	December 31,
(in thousands)	2007	2006
License fees	$1,295	$429
Consulting and education services	12,923	832
Analytic services	12,989	51
Maintenance	5,729	1,075
Subscriptions	22,996	33
Not allocated	2,343	98

Total goodwill	$58,275	$2,518

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly unaudited results

(In thousands, except per share data)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Total revenue	$55,145	$64,045	$67,835	$70,013
Gross profit	35,250	41,449	43,792	44,070
Income from operations	9,278	13,610	15,344	14,175
Income before provision for income taxes	9,213	13,379	14,836	14,125
Net income	5,756	8,203	8,808	8,957
Earnings per share
Basic	$0.13	$0.19	$0.20	$0.20
Diluted	$0.13	$0.19	$0.20	$0.20
(In thousands, except per share data)	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total revenue	$43,552	$48,639	$49,786	$49,403
Gross profit	29,934	34,539	35,455	34,181
Income from operations	9,036	12,299	13,556	12,239
Income before provision for income taxes	9,144	12,408	13,972	12,904
Net income	5,560	7,648	8,436	8,509
Earnings per share
Basic	$0.13	$0.18	$0.19	$0.20
Diluted	$0.12	$0.17	$0.19	$0.19

Earnings per common share is computed independently for each of the periods presented and, therefore, may not add up to the total for the year.

16. Subsequent events

On February 5, 2008, the Company’s Board of Directors declared a first quarter dividend of $0.10 per share payable on March 14, 2008 to stockholders of record on February 28, 2008.

On February 12, 2008, the Company granted 99,690 stock appreciation rights to certain members of senior management of the Company.

For the period from January 1, 2008 to February 20, 2008, the Company has purchased 211,056 shares for an amount of $5,332,000 under its share repurchase program disclosed in Note 12 of the consolidated financial statements.