Form 10-Q
period 2008-03-31
BLACKBAUD INC
filed 2008-05-09
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 1, 2008 was 44,717,711.

BLACKBAUD, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial statements	1
	Consolidated balance sheets as of March 31, 2008 and December 31, 2007 (unaudited)	1
	Consolidated statements of operations for the three months ended March 31, 2008 and 2007 (unaudited)	2
	Consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the three months ended March 31, 2008 and the year ended December 31, 2007 (unaudited)	4
	Condensed notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	15
Item 3.	Quantitative and qualitative disclosures about market risk	30
Item 4.	Controls and procedures	30

PART II. OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds	31
Item 6.	Exhibits	31

Signatures		32
Exhibit – 31.1 Exhibit – 31.2 Exhibit – 32.1 Exhibit – 32.2

PART I- FINANCIAL INFORMATION

Item 1.	Financial statements

Blackbaud, Inc.

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$12,142	$14,775
Accounts receivable, net of allowance of $1,879 and $1,935 at March 31, 2008 and December 31, 2007, respectively	42,324	44,689
Prepaid expenses and other current assets	12,184	11,279
Deferred tax asset, current portion	3,176	2,276
Total current assets	69,826	73,019
Property and equipment, net	17,677	16,962
Deferred tax asset	49,202	51,696
Goodwill	60,643	58,275
Intangible assets, net	36,208	37,272
Other assets	446	470

Total assets	$234,002	$237,694

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,822	$5,802
Accrued expenses and other current liabilities	19,813	20,575
Capital lease obligations, current portion	513	513
Short-term debt	11,500	-
Deferred revenue	94,879	93,106

Total current liabilities	132,527	119,996
Capital lease obligations, noncurrent	449	586
Deferred revenue, noncurrent	4,061	2,994
Other noncurrent liabilities	1,080	1,015

Total liabilities	138,117	124,591

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized, 50,482,226 and 50,450,675 shares issued at March 31, 2008 and December 31, 2007, respectively	50	50
Additional paid-in capital	108,551	105,687
Treasury stock, at cost; 6,354,146 and 5,431,852 shares at March 31, 2008 and December 31, 2007, respectively	(108,130)	(85,487)
Accumulated other comprehensive income	145	137
Retained earnings	95,269	92,716

Total stockholders’ equity	95,885	113,103

Total liabilities and stockholders’ equity	$234,002	$237,694

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

(Unaudited)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2008	2007
Revenue
License fees	$9,635	$8,067
Services	23,576	18,314
Maintenance	25,430	22,436
Subscriptions	8,785	4,793
Other revenue	2,010	1,535

Total revenue	69,436	55,145

Cost of revenue
Cost of license fees	842	476
Cost of services	15,693	12,116
Cost of maintenance	4,704	4,019
Cost of subscriptions	3,656	1,924
Cost of other revenue	1,848	1,360

Total cost of revenue	26,743	19,895

Gross profit	42,693	35,250

Operating expenses
Sales and marketing	15,239	12,917
Research and development	8,767	6,827
General and administrative	7,266	6,144
Amortization	167	84

Total operating expenses	31,439	25,972

Income from operations	11,254	9,278
Interest income	165	371
Interest expense	(70)	(367)
Other (expense), net	(89)	(69)

Income before provision for income taxes	11,260	9,213
Income tax provision	4,217	3,457

Net income	$7,043	$5,756

Earnings per share
Basic	$0.16	$0.13
Diluted	$0.16	$0.13

Common shares and equivalents outstanding
Basic weighted average shares	43,897,369	43,662,569
Diluted weighted average shares	44,662,620	44,833,093
Dividends per share	$0.100	$0.085

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2008	2007
Cash flows from operating activities
Net income	$7,043	$5,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,492	1,648
Provision for doubtful accounts and sales returns	1,162	491
Stock-based compensation expense	2,359	1,712
Excess tax benefit on exercise of stock options	(221)	(446)
Deferred taxes	1,579	2,012
Other non-cash adjustments	21	12
Changes in assets and liabilities, net of acquisition:
Accounts receivable	1,640	351
Prepaid expenses and other assets	(884)	1,695
Trade accounts payable	2	(1,387)
Accrued expenses and other current liabilities	(3,274)	(2,603)
Deferred revenue	2,459	(1,694)

Net cash provided by operating activities	14,378	7,547

Cash flows from investing activities
Purchase of property and equipment	(2,123)	(1,050)
Purchase of net assets of acquired companies	(2,327)	(59,216)

Net cash used in investing activities	(4,450)	(60,266)

Cash flows from financing activities
Proceeds from issuance of debt	11,500	30,000
Proceeds from exercise of stock options	287	428
Excess tax benefit on exercise of stock options	221	446
Payments on debt	(8)	(11,922)
Payments on capital lease obligations	(136)	(92)
Purchase of treasury stock	(19,837)	(14,104)
Dividend payments to stockholders	(4,493)	(3,768)

Net cash (used in) provided by financing activities	(12,466)	988

Effect of exchange rate on cash and cash equivalents	(95)	(70)

Net decrease in cash and cash equivalents	(2,633)	(51,801)
Cash and cash equivalents, beginning of period	14,775	67,783

Cash and cash equivalents, end of period	$12,142	$15,982

Non-cash financing activities:
Increase in share repurchase payable	$2,806	$-

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

(Unaudited)

	Comprehensive income	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
(in thousands, except share amounts)		Shares	Amount

Balance at December 31, 2006		49,205,522	$49	$88,409	$(69,630)	$232	$76,298	$95,358

Net income	$31,724	-	-	-	-	-	31,724	31,724
Payment of dividends	-	-	-	-	-	-	(15,074)	(15,074)
Purchase of 633,878 treasury shares under stock repurchase program and surrender of 54,079 shares upon restricted stock vesting	-	-	-	-	(15,857)	-	-	(15,857)
Exercise of stock options	-	776,125	1	5,450	-	-	-	5,451
Tax impact of exercise of nonqualified stock options	-	-	-	4,931	-	-	-	4,931
Cumulative effect of FIN 48 adoption	-	-	-	-	-	-	(269)	(269)
Stock-based compensation	-	-	-	6,897	-	-	37	6,934
Restricted stock grants	-	549,320	-	-	-	-	-	-
Restricted stock cancellations	-	(80,292)	-	-	-	-	-	-
Translation adjustment, net of tax	(95)	-	-	-	-	(95)	-	(95)

Comprehensive income	$31,629
Balance at December 31, 2007		50,450,675	$50	$105,687	$(85,487)	$137	$92,716	$113,103

Net income	$7,043	-	-	-	-	-	7,043	7,043
Payment of dividends	-	-	-	-	-	-	(4,493)	(4,493)
Purchase of 920,745 treasury shares under stock repurchase program and surrender of 1,549 shares upon restricted stock vesting	-	-	-	-	(22,643)	-	-	(22,643)
Exercise of stock options	-	43,561	-	287	-	-	-	287
Tax impact of exercise of nonqualified stock options	-	-	-	221	-	-	-	221
Stock-based compensation	-	-	-	2,356	-	-	3	2,359
Restricted stock cancellations	-	(12,010)	-	-	-	-	-	-
Translation adjustment, net of tax	8	-	-	-	-	8	-	8

Comprehensive income	$7,051

Balance at March 31, 2008		50,482,226	$50	$108,551	$(108,130)	$145	$95,269	$95,885

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Condensed notes to consolidated financial statements

(Unaudited)

1. Organization

Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations, and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. As of March 31, 2008, the Company had approximately 19,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim financial statements

The interim consolidated financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and other forms filed with the SEC from time to time.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the 2007 statement of cash flows have been reclassified to conform to the 2008 presentation. Under the current presentation, the excess tax benefit on the exercise of stock options is shown as an adjustment to reconcile net income to net cash provided by operating activities, whereas it was included in the change in accrued expenses and other current liabilities in 2007.

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

The Company recognizes revenue from the sale of perpetual software license rights when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customers, the fee is fixed or determinable and collection of the resulting receivable is probable. The Company deems acceptance of an agreement to be evidence of an arrangement. Delivery occurs when the product is shipped or transmitted. The Company’s typical license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s standard payment terms. The Company considers payment terms greater than 90 days to be beyond its customary payment terms. The Company deems collection probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, the Company postpones recognition of the revenue until collection. The Company sells software licenses with maintenance and, often times, professional services. The Company allocates revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. Fair value for the maintenance services associated with the Company’s software licenses is based upon renewal rates stated in the Company’s agreements, which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis.

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

The Company recognizes revenue from maintenance services ratably over the contract term, which is principally one year. Maintenance contracts also include the right to unspecified product upgrades on an if-and-when available basis. Certain support services are sold in prepaid units of time and recognized as revenue upon their usage.

Subscription revenue includes revenue associated with hosted applications, hosting services, data enrichment services, data management services and online training programs. Subscription-based revenue and any related set-up fees are recognized ratably over the service period of the contract.

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

To the extent that the Company’s customers are billed and/or pay for the above described services in advance of delivery, the amounts are recorded in deferred revenue.

Stock-based compensation

Stock-based compensation is accounted for in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The provisions of SFAS No. 123(R) apply to grants made after the adoption date, awards modified, repurchased or cancelled after the adoption date and existing grants that were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption is recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma disclosures.

No new stock options or shares of restricted stock were issued in the three months ended March 31, 2008. During the three months ended March 31, 2008, 99,690 stock appreciation rights were granted. The aggregate grant date fair value of awards issued during the period was $879,000, which will be recognized as expense over the requisite service period of the awards.

Stock-based compensation expense is allocated to expense categories on the statements of operations. The following table summarizes stock-based compensation expense for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
(in thousands)	2008	2007
Included in cost of revenue:
Cost of services	$350	$157
Cost of maintenance	112	47
Cost of subscriptions	27	10
Total included in cost of revenue	489	214
Included in operating expenses:
Sales and marketing	286	260
Research and development	520	269
General and administrative	1,064	969
Total included in operating expenses	1,870	1,498
Total	$2,359	$1,712

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
(in thousands)	2008	2007
Included in cost of revenue:
Cost of license fees	$43	$24
Cost of services	334	221
Cost of maintenance	98	78
Cost of subscriptions	409	189
Cost of other revenue	19	16
Total included in cost of revenue	903	528
Included in operating expenses	167	84
Total	$1,070	$612

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

Income taxes

Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with its 1999 recapitalization, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and as a result of the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company did not record a valuation allowance against this item in its deferred tax asset as of March 31, 2008 or December 31, 2007, as the Company believes it is more likely than not that it will be able to utilize this benefit, which is dependent upon the Company’s ability to generate future taxable income.

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

Significant judgment is required in determining the provision for income taxes. The Company records its tax provision at the anticipated tax rates based on estimates of annual pretax income. To the extent that the final results differ from these estimated amounts that were initially recorded, the differences impact the income tax provision in the period in which the determination is made and could have an impact on the deferred tax asset. The Company’s deferred tax assets and liabilities are recorded at an amount based upon a U.S. federal income tax rate of 35.0% and appropriate statutory rates of various foreign, state and local jurisdictions in which the Company operates. If the Company’s tax rates change, the deferred tax assets and liabilities may be adjusted to an amount reflecting those income tax rates. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

New accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”); and (c) its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that FAS No. 161 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements- an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 160 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. In addition, FASB issued a staff position, FSP SFAS No. 157-1, to clarify that SFAS No. 157 does not apply under SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS No. 13. The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The Company does not expect the adoption of SFAS No. 157, as it applies to non-financial assets and non-financial liabilities, to have a material impact on its consolidated financial position, results of operations or cash flows.

3. Business combinations

eTapestry

On August 1, 2007, the Company acquired eTapestry.com, Inc. (“eTapestry”), a privately owned company based near Indianapolis, Indiana. eTapestry is the provider of an on-demand fundraising solution. The Company believes that the acquisition of eTapestry will allow it to address a broader market opportunity by providing an on-demand solution that is suited for smaller organizations interested in a relatively low-cost offering and mid-sized nonprofits interested in a stand-alone fundraising solution deployed in an on-demand model. The Company acquired all of the outstanding capital stock of eTapestry for approximately $25,429,000 in a cash transaction financed by a combination of cash on hand and borrowings under the Company’s revolving credit facility. An additional amount of up to $1,500,000 is contingently payable to certain eTapestry employees under a stock-based incentive arrangement based upon performance of the acquired business over the two years subsequent to the acquisition date. Amounts paid, if any, under this arrangement will be accounted for as expense when incurred. The results of operations of eTapestry are included in the consolidated financial statements of the Company from the date of acquisition.

Target Companies

On January 16, 2007, the Company acquired Target Software, Inc. and Target Analysis Group, Inc., or the Target Companies, privately owned affiliated companies based in Cambridge, Massachusetts. The two acquired companies provide solutions that help organizations analyze, plan, forecast, execute, and manage high-volume fundraising campaigns while simultaneously helping them maintain long-term constituent relationships. The acquisition of the Target Companies is expected to significantly advance the Company’s strategic goal of providing a complete solution that will meet the fundraising and direct marketing needs of the nonprofit sector. The Company acquired all of the outstanding capital stock of the Target Companies for approximately $58,733,000, including direct acquisition-related costs, in an all cash transaction that was financed by a combination of cash on hand and borrowings under the Company’s revolving credit facility. An additional amount of up to $2,400,000 was contingently payable to the sellers under an earn-out arrangement based upon performance of the acquired businesses over the year subsequent to the acquisition. The results of operations of the Target Companies are included in the consolidated financial statements of the Company from the date of acquisition.

During the three months ended March 31, 2008, the Company paid $2,327,000 of contingent consideration in connection with the acquisition of the Target Companies on January 16, 2007. The payment was recorded as additional cost of the acquired entity and increased the balance of goodwill.

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

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

Diluted earnings per share for the three months ended March 31, 2008 and 2007 include the effect of 765,251 and 1,170,524 potential common shares, respectively. There were no anti-dilutive potential common shares outstanding for the three months ended March 31, 2008 and 2007.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2008	2007
Numerator:
Net income, as reported	$7,043	$5,756
Denominator:
Weighted average common shares	43,897,369	43,662,569
Add effect of dilutive securities:
Employee stock options and restricted stock	765,251	1,170,524
Weighted average common shares assuming dilution	44,662,620	44,833,093
Earnings per share:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13

5. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
(in thousands)	2008	2007
Net income	$7,043	$5,756
Foreign currency translation adjustment, net of tax	8	(72)
Comprehensive income	$7,051	$5,684

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2008 and December 31, 2007:

(in thousands)	March 31, 2008	December 31, 2007
Taxes, prepaid and receivable	$4,782	$5,547
Prepaid software maintenance and royalties	3,021	2,131
Deferred sales commissions	2,229	1,903
Other	2,152	1,698
Total prepaid expenses and other current assets	$12,184	$11,279

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2008 and December 31, 2007:

(in thousands)	March 31, 2008	December 31, 2007
Accrued bonuses	$3,304	$6,566
Taxes payable	4,284	3,306
Share repurchases payable	2,806	-
Accrued commissions and salaries	1,977	2,967
Accrued accounting and legal fees	1,798	1,766
Customer credit balances	1,417	1,588
Accrued health care costs	769	1,094
Other	3,458	3,288
Total accrued expenses and other current liabilities	$19,813	$20,575

8. Revolving credit facility

On July 25, 2007, the Company entered into a $75,000,000 revolving credit facility, with an optional incremental increase of up to $50,000,000. The new revolving credit facility has a term of five years, is guaranteed by the material domestic subsidiaries and is collateralized with the stock of all of the Company’s subsidiaries. Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at a variable rate based (a) on the higher of the prime rate plus a margin of up to 0.5% or federal funds rate plus a margin of 0.5% to 1.0% or (b) LIBOR plus a margin of 1.0% to 1.5%. The exact amount of any margin depends on the nature of the loan and the leverage ratio at the time of the borrowing. A commitment fee will be charged ranging from 0.20% to 0.30% per annum on the unused portion of the revolving credit facility, depending on the leverage ratio of the Company. The outstanding balance of the previous credit facility on July 25, 2007 of $10,000,000 was transferred upon its termination on that date to the new credit facility.

During the three months ended March 31, 2008, the Company borrowed $11,500,000 under its credit agreement. There was $11,500,000 principal outstanding under the credit facility as of March 31, 2008.

9. Commitments and contingencies

The Company currently leases various office space and equipment under operating leases. In addition to operating leases, the Company, through its acquisitions of the Target Companies and eTapestry, has various non-cancellable capital leases for computer equipment and furniture. As of March 31, 2008, the future minimum lease commitments related to these lease agreements, as well as the lease agreements discussed below, net of related sublease commitments, were as follows:

Year ending December 31, (in thousands)	Operating leases	Capital leases
2008 – remaining	$5,551	$469
2009	7,495	392
2010	4,324	167
2011	466	46
2012 and thereafter	376	2
Total minimum lease payments	$18,212	1,076
Less: portion representing interest		114

Present value of net minimum lease payments		962
Less: current portion		513

Noncurrent portion		$449

Lease agreement

On October 13, 1999, the Company entered into a lease agreement for office space with Duck Pond Creek, LLC, which is partially owned by certain current executive officers of the Company. The term of the lease is for ten years with two five-year renewal options by the Company. The current annual base rent of the lease is $4,854,000 payable in equal monthly

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

installments. The base rate escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement.

The Company has subleased a portion of its headquarters facility under various agreements extending through 2008. Under these agreements, rent expense was reduced by $65,000 and $108,000 for the three months ended March 31, 2008 and 2007, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $119,000 during 2008. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $398,000 and $364,000 for the three months ended March 31, 2008 and 2007, respectively.

Contingent consideration

As discussed in Note 3, Business combinations, the Company has amounts up to $1,500,000 contingently payable to certain eTapestry employees based on the performance of the acquired business over the two years subsequent to the acquisition date.

In connection with the acquisition of Campagne on January 20, 2006, the Company has amounts up to $2,500,000 contingently payable based on the performance of the acquired business in the two years following the transaction. Of this amount, $993,000 was paid in 2007 and was recorded as an increase in goodwill. As discussed in Note 13, Subsequent events, the final payment of contingent consideration was paid in April 2008.

Other commitments

The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. The Company incurred expense under this agreement of $50,000 for the three-month periods ended March 31, 2008 and 2007.

The Company utilizes third-party relationships in conjunction with its products. The contractual arrangements vary in length from one to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements is approximately $525,000 through 2010. The Company incurred expense under these arrangements of $186,000 and $195,000 for the three months ended March 31, 2008 and 2007, respectively.

Legal contingencies

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s financial position, results of operations or cash flows.

10. Income taxes

The Company calculated its income taxes for the three-month period ended March 31, 2008 using the projected effective tax rate for fiscal 2008 in accordance with SFAS No. 109. The 2008 estimated annual effective tax rate of 39.9%, which excludes period-specific items, was applied as the effective rate for the quarter ended March 31, 2008. The Company’s effective tax rate for each of the three-month periods ended March 31, 2008 and 2007, including the effects of period-specific events, was 37.5%. As of March 31, 2008, the Company had state tax credits of $10,639,000, $6,915,000 net of federal tax effect, which will expire between 2009 and 2021, if unused. These tax credits had a valuation reserve of approximately $5,987,000, $3,891,000 net of federal tax effect, as of March 31, 2008. The valuation allowance was unchanged during the three months ended March 31, 2008.

Excess tax benefits on stock option exercises of approximately $221,000 and $446,000 were recorded in stockholders’ equity in the three months ended March 31, 2008 and 2007, respectively.

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recognized a $269,000 reduction, including interest and penalties and net of applicable taxes, to the January 1, 2007 balance of retained earnings. The unrecognized tax benefit was $629,000 as of March 31, 2008 and December 31, 2007. The total amounts of interest and penalties included in the consolidated balance sheets as of March 31, 2008 and December 31, 2007 was $386,000.

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

11. Stockholders’ equity

Common stock

The Company has authorized 180,000,000 shares of common stock with a par value of $0.001. As of March 31, 2008 and December 31, 2007, 50,482,226 and 50,450,675 shares were issued and 44,128,080 and 45,018,823 shares were outstanding, respectively.

Preferred stock

The Company has authorized 20,000,000 shares of preferred stock. No shares were issued and outstanding at March 31, 2008 and December 31, 2007. The Company’s Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.

Dividends

On February 5, 2008, the Company’s Board of Directors approved an increase to the Company’s annual dividend from $0.34 per share to $0.40 per share and declared its first quarter dividend of $0.10 per share, which was paid on March 14, 2008 to stockholders of record on February 28, 2008.

Stock repurchase program

On June 13, 2007, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $35,000,000 of the Company’s outstanding shares of common stock plus the aggregate amount of $6,182,000 that was authorized but not used under the prior stock repurchase program as of that date. The prior program was terminated at that date and the new plan does not have an expiration date. The shares can be purchased in conjunction with a public offering of the Company’s stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. In the three months ended March 31, 2008, the Company repurchased 920,745 shares under this program at an average price per share of $24.55. The Company accounts for purchases of treasury stock under the cost method, which resulted in an increase to the treasury stock balance of $22,626,000 as of March 31, 2008. The remaining amount available to purchase stock under this plan was $18,274,000 as of March 31, 2008.

In addition to the Company’s stock repurchase plan, 1,549 shares, totaling $41,000, were surrendered by restricted stock holders to satisfy their tax obligations due upon vesting of restricted stock during the three months ended March 31, 2008. See Note 13 for a description of a new program adopted in May 2008.

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

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third-party contractors, data expense and classroom rentals, for the three months ended March 31, 2008 and 2007 were as follows:

(in thousands)	License fees	Consulting and education services (1)	Analytic services (2)	Maintenance	Subscriptions	Other	Total
Three months ended March 31, 2008
Revenue	$9,635	$19,275	$4,301	$25,430	$8,785	$2,010	$69,436
Direct controllable costs	799	11,033	2,242	3,683	2,840	1,825	22,422
Segment income	8,836	8,242	2,059	21,747	5,945	185	47,014
Corporate costs not allocated(3)							4,321
Operating expenses							31,439
Interest income, net							(95)
Other expense, net							89
Income before provision for income taxes							$11,260

Three months ended March 31, 2007
Revenue	$8,067	$15,346	$2,968	$22,436	$4,793	$1,535	$55,145
Direct controllable costs	452	8,881	1,519	3,154	1,475	1,340	16,821
Segment income	7,615	6,465	1,449	19,282	3,318	195	38,324
Corporate costs not allocated(3)							3,074
Operating expenses							25,972
Interest income, net							(4)
Other expense, net							69

Income before provision for income taxes							$9,213

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other educational services.
(2)	This segment consists of donor prospect research and data modeling services.
(3)	Various corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization of intangibles arising from business combinations are not allocated to the segment income as management believes that the exclusion of these costs allows the Company to better understand and manage other operating expenses and cash needs.

13. Subsequent events

In connection with the 2006 acquisition of Campagne, the final payment of contingent consideration was paid on April 21, 2008, in the amount of $569,000 and recorded as an increase in goodwill. A total of $1.6 million of the potential $2.5 million of contingent consideration was paid.

On May 7, 2008, the Company’s Board of Directors declared a second quarter dividend of $0.10 per share payable on June 16, 2008 to stockholders of record on May 28, 2008.

Also on May 7, 2008, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to purchase up to $40,000,000 of the Company’s outstanding shares of common stock, including amounts available but not yet used under the prior programs.

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

Overview

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of March 31, 2008, we had approximately 19,000 active customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

We derive revenue from selling perpetual licenses or charging for the use of our software products and providing a broad offering of services, including consulting, training, installation and implementation, as well as ongoing customer support and maintenance. Consulting, training and implementation are generally not essential to the functionality of our software products and are sold separately. Furthermore, we derive revenue from providing hosting services, performing donor prospect research engagements, selling lists of potential donors, and providing benchmarking studies and data modeling services.

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

We believe the critical accounting policies listed below require the use of significant judgments and estimates in the preparation of our consolidated financial statements.

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

We recognize revenue from the sale of perpetual license rights to software when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customers, the fee is fixed or determinable and collection of the resulting receivable is probable. We deem acceptance of an agreement to be evidence of an arrangement. Delivery occurs when the product is shipped or transmitted. Our typical license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. We consider payment terms greater than 90 days to be beyond its customary payment terms. We deem collection probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we postpone recognition of the revenue until collection. We sell software licenses with maintenance and, often times, professional services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to us. Fair value for the maintenance services associated with our software licenses is based upon renewal rates stated in our agreements, which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis.

The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. As we develop new products, we could experience difficulty in determining VSOE regarding the fair value of those new products. This would result in the deferral of revenue on those transactions until all elements of the arrangement have been delivered or until VSOE is established.

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

We recognize revenue from maintenance services ratably over the contract term, which is principally one year. Our maintenance contracts also include the right to unspecified product upgrades on an if-and-when available basis. Certain support services are sold in prepaid units of time and recognized as revenue upon their usage.

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

We determine the fair value of the stock options and stock appreciation rights using an option pricing model, which requires us to use significant judgment to make estimates regarding the life of the award, volatility of our stock price, the risk-free interest rate and the dividend yield of our stock over the life of the award. Changes to these estimates would result in different fair values of awards.

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

Significant judgment is required in determining our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in a net deferred tax asset, which is included on our consolidated balance sheets. The final outcome of these matters for tax reporting purposes might be different than that which is reflected in our historical income tax provisions, benefits and accruals. Any difference could have a material effect on our income tax provision and net income in the period in which such a determination is made.

Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. In addition, as a result of our S corporation status we were not subject to income tax in many of the states in which we operated. We historically made distributions to our stockholders to cover the stockholders’ anticipated tax liability. In connection with our 1999 recapitalization, we converted our U.S. taxable status from an S corporation to a C corporation. Accordingly, since October 14, 1999 we have been subject to federal and state income taxes. Upon the conversion and in connection with the recapitalization, we recorded a one-time benefit of $107.0 million to establish a deferred tax asset.

We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statements of operations. Except with respect to certain state income tax credits, we have not recorded a valuation allowance as of March 31, 2008 and December 31, 2007, because we expect to be able to utilize our entire net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of additional tax deductions permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.

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

Results of operations

Comparison of the three months ended March 31, 2008 and 2007

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

Revenue

The table below compares revenue from our statements of operations for the three months ended March 31, 2008 with the same period in 2007.

	Three months ended March 31,
(in millions)	2008	2007	Change	% Change

License fees	$9.6	$8.1	$1.5	19%
Services	23.6	18.3	5.3	29%
Maintenance	25.4	22.4	3.0	13%
Subscriptions	8.8	4.8	4.0	83%
Other	2.0	1.5	0.5	33%
Total revenue	$69.4	$55.1	$14.3	26%

Total revenue increased $14.3 million, or 26%, in the first quarter of 2008 compared to the first quarter of 2007. A total of $2.3 million or 16% of this increase was attributable to the inclusion of eTapestry in our consolidated results of operations. The remaining increase in revenue in the first quarter of 2008 is primarily due to growth in services and license fees to new and existing customers partially due to the introduction of new product offerings. Also contributing to the growth is revenue from new maintenance contracts associated with these new license agreements and existing client increases and revenue from our subscription offerings.

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

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

License fees

	Three months ended March 31,
(in millions)	2008	2007	Change	% Change
License fee revenue	$9.6	$8.1	$1.5	19%
Direct controllable cost of license fees	0.8	0.5	0.3	60%
Segment income	$8.8	$7.6	$1.2	16%
Segment margin %	92%	94%

Revenue from license fees is derived from the sale of our software products, under a perpetual license agreement. License fee revenue growth in the first quarter of 2008, which is primarily driven by a combination of volume and mix of products sold, is attributable to a $1.3 million increase in sales to new clients and a $0.2 million increase in sales to existing clients.

Direct controllable cost of license fees includes third-party software royalties and costs of shipping software products to our customers. The increase in cost of license fees in the first quarter of 2008 is primarily due to an increase in third-party royalty expense of $0.2 million associated with The Patron Edge, our ticketing software, and a $0.1 million in other third-party software costs for various products.

The two percentage point decrease in segment margin is the result of a higher mix of sales of software that contains third-party software for which we pay royalties.

Consulting and education services

	Three months ended March 31,
(in millions)	2008	2007	Change	% Change
Consulting and education services revenue	$19.3	$15.3	$4.0	26%
Direct controllable cost of consulting and education services	11.0	8.9	2.1	24%
Segment income	$8.3	$6.4	$1.9	30%
Segment margin %	43%	42%

Consulting and education services revenue consists of consulting, installation, implementation and education services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assisting in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities.

The rates charged for our service offerings have remained relatively constant year over year and, as such, the increase in revenue in the first quarter of 2008 is principally the result of increased volume of services provided. The increase in revenue is comprised of a $3.0 million increase in consulting, installation and implementation services delivered, of which $0.1 million is attributable to the inclusion of eTapestry, and a $1.0 million increase in education services delivered. Of this increase in education services, $0.3 million is attributable to the inclusion of eTapestry and $0.5 million is attributable to Training Pass, our fixed-rate program, which permits customers to attend unlimited training over a specified contract period.

Cost of consulting and education services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals and other costs incurred in providing consulting, installation and implementation services and customer training. During the first quarter of 2008, salary, benefit and bonus expense increased $2.1 million compared to the first quarter of 2007 as we increased headcount over the course of 2007 to meet growing customer demand. A total of $0.1 million, or 5% of the increase in salary, benefits and bonus expense is due to the inclusion of headcount associated with the acquisition of eTapestry. Travel-related expenses, training supplies and other costs increased $0.2 million. These increases were offset by a decrease in recruiting and relocation costs of $0.2 million.

The margin increase in the first quarter of 2008 compared to the same period in 2007 is due to higher utilization as a greater percentage of headcount was fully trained and deployed compared to the prior year.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Analytic services

	Three months ended March 31,
(in millions)	2008	2007	Change	% Change
Analytic services revenue	$4.3	$3.0	$1.3	43%
Direct controllable cost of analytic services	2.2	1.5	0.7	47%
Segment income	$2.1	$1.5	$0.6	40%
Segment margin %	49%	50%

Analytic services, which are comprised of donor prospect research, benchmarking studies and data modeling services, involve the assessment of current and prospective donor information of the customer. The end product enables the customer to more effectively target its fundraising activities. These assessments are performed using our proprietary analytical tools. Revenue from analytic services increased 43% in the first quarter of 2008 compared to the first quarter of 2007. The increase in analytic services is comprised of a $1.3 million increase in donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services delivered, of which less than $0.2 million is attributable to eTapestry.

Cost of analytic services is primarily comprised of human resource costs and data expense incurred to perform analytic services. Salary, benefits and bonus expense increased $0.6 million in the first quarter of 2008 compared to the first quarter of 2007. Additionally, data expense incurred to deliver analytic services increased $0.1 million.

The analytic services margin decrease in the three months ended March 31, 2008 compared to the same period in 2007 is primarily due to an increase in human resource costs partially offset by a decrease as a percentage of revenue in the cost of the data used to perform analytic services, outside services and travel-related expenses.

Maintenance

	Three months ended March 31,
(in millions)	2008	2007	Change	% Change
Maintenance revenue	$25.4	$22.4	$3.0	13%
Direct controllable cost of maintenance	3.7	3.2	0.5	16%
Segment income	$21.7	$19.2	$2.5	13%
Segment margin %	85%	86%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements and upgrades to our software products and online, telephone and email support. The maintenance revenue increase in the first quarter of 2008 compared to the first quarter of 2007 is comprised of $3.3 million of new maintenance contracts associated with new license agreements, $0.2 million from maintenance agreements associated with customers of the Target Companies and $0.6 million from maintenance contract inflationary rate adjustments, offset by $1.1 million of maintenance contracts that were not renewed.

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party royalty costs, and other costs incurred in providing support and related services to our customers. During the first quarter of 2008 the cost of maintenance increase is principally the result of a $0.4 million increase in salary, benefits and bonus expense and $0.1 million increase in third-party royalty expenses.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Subscriptions

	Three months ended March 31,
(in millions)	2008	2007	Change	% Change
Subscriptions revenue	$8.8	$4.8	$4.0	83%
Direct controllable cost of subscriptions	2.8	1.5	1.3	87%
Segment income	$6.0	$3.3	$2.7	82%
Segment margin %	68%	69%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications, providing application hosting services, and access to certain data services and our online subscription training offerings. The increase in subscriptions revenue in the first quarter of 2008 compared to the first quarter of 2007 is principally due to a $2.7 million increase in revenue from hosted applications, of which $1.8 million is attributable to eTapestry. Additionally, revenue from application hosting services increased $0.6 million and revenue from our online analytics products increased $0.7 million.

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, and other costs incurred in providing support and services to our customers. The increase in the cost of subscriptions in the first quarter of 2008 compared to the first quarter of 2007 is principally due to an increase in salary, benefits and bonus expenses, which increased $1.0 million, of which $0.3 million is due to the inclusion of headcount associated with the acquisition of eTapestry. Additionally, data expense, hosting and other costs increased $0.3 million, of which $0.1 million is attributed to the inclusion of eTapestry.

The slight decrease in subscriptions segment margin in the three months ended March 31, 2008, compared to the same period in 2007, is predominantly due to an increase in salary, benefits and bonus expense as a percentage of revenue.

Other revenue

	Three months ended March 31,
(in millions)	2008	2007	Change	% Change
Other revenue	$2.0	$1.5	$0.5	33%
Direct controllable cost of other revenue	1.8	1.3	0.5	38%
Segment income	$0.2	$0.2	$-	0%
Segment margin %	10%	13%

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue increased in the first quarter of 2008 primarily due to a $0.5 million increase in reimbursable travel-related costs from our services businesses.

Direct controllable cost of other revenue includes human resource costs, costs of business forms and reimbursable expense relating to the performance of services at customer locations. The increase in the first quarter of 2008 compared to the first quarter of 2007 is due to a $0.5 million increase in reimbursable expenses related to providing services at customer locations, which also drove a margin decrease in the three months ended March 31, 2008.

U.S. GAAP gross profit

Segment income does not include an allocation of corporate costs, stock-based compensation expense and amortization expense. The following schedule reconciles total segment income to gross profit as stated on the statements of operations.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

	Three months ended March 31,
	2008	2007	Change	% Change

License fees	$8.8	$7.6	$1.2	16%
Consulting and education services	8.3	6.4	1.9	30%
Analytic services	2.1	1.5	0.6	40%
Maintenance	21.7	19.2	2.5	13%
Subscriptions	6.0	3.3	2.7	82%
Other	0.2	0.2	-	0%
Total segment income	$47.1	$38.2	$8.9	23%
Less corporate costs not allocated to segment expenses:
Stock-based compensation expense	0.5	0.2	0.3	150%
Amortization of intangible assets acquired in business combinations	0.9	0.5	0.4	80%
Corporate overhead costs	3.0	2.2	0.8	36%
Gross profit as stated in statements of operations	$42.7	$35.3	$7.4	21%
Gross margin %	62%	64%

Stock-based compensation expense and amortization expense are analyzed separately following the operating expenses section.

Allocated corporate overhead costs are comprised of depreciation, facilities and IT support costs. Of the $0.8 million increase in corporate overhead costs allocated to cost of revenue during the first quarter 2008, $0.1 million is attributable to the inclusion of eTapestry. Additionally, rent expense increased $0.1 million as the result of leasing additional office space and the expiration of a sublease. Depreciation expense increased $0.2 million in the first quarter of 2008 compared to 2007 as the result of recently acquired property and equipment. Additionally, IT support costs increased $0.2 million in the first quarter of 2008 as the result of higher third-party software maintenance costs.

Operating expenses

The operating expenses analyzed below are presented on a non-GAAP basis as they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed, in total, in the section following the operating expense analysis.

Sales and marketing

	Three months ended March 31,
(in millions)	2008	2007	Change	% Change

Sales and marketing expense	$15.0	$12.7	$2.3	18%
Percentage of revenue	22%	23%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. The increase in sales and marketing expense in the first quarter of 2008 compared to the first quarter of 2007 is principally due to increases in the size of our sales force and the inclusion of eTapestry. During the first quarter of 2008, salaries, benefits and bonus expense increased $1.3 million, of which $0.5 million is due the inclusion of headcount associated with the acquisition of eTapestry. Additionally, commission expenses increased $0.5 million due to higher commissionable sales. Other increases include higher allocated costs of $0.3 million, higher marketing expenses of $0.1 million and higher travel-related costs of $0.1 million. These increases were partially offset by a decrease in recruiting and relocation costs of $0.1 million.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Research and development

	Three months ended March 31,
(in millions)	2008	2007	Change	% Change

Research and development expense	$8.2	$6.6	$1.6	24%
Percentage of revenue	12%	12%

Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. During the first quarter of 2008, the increase in research and development costs is primarily due to a $1.3 million increase in salaries, benefits and bonus expense due to an increase in headcount and increased investment in this area of which $0.2 million is due to the inclusion of headcount associated with the acquisition of eTapestry. Further increases of $0.2 million and $0.1 million are attributable to higher allocated costs and higher contracted services, respectively.

Research and development as a percentage of revenue remained flat for the first quarter ended March 31, 2008 compared to the same period in 2007 although absolute dollar expenses increased 24% during this period. Over the course of 2008, we expect research and development as a percentage of revenue to increase compared to 2007.

General and administrative

	Three months ended March 31,
(in millions)	2008	2007	Change	% Change

General and administrative expense	$6.2	$5.2	$1.0	19%
Percentage of revenue	9%	9%

General and administrative expense consists primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support, and other administrative expenses. During the first quarter of 2008, general and administrative expenses increased $1.0 million compared to the first quarter of 2007, of which $0.2 million is attributed to the inclusion of eTapestry. This increase of $1.0 million was primarily driven by a $0.8 million increase in salaries, benefits and bonus expense associated with additional headcount; a $0.1 million increase in travel-related expenses; and a $0.1 million increase in bad debt expense.

Stock-based compensation

Beginning on January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective transition method. SFAS No. 123(R) requires us to recognize compensation expense related to stock-based awards granted to employees.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Our consolidated statements of operations for the first quarter of 2008 and 2007 includes the amounts of stock-based compensation illustrated below:

	Three months ended March 31,
(in thousands)	2008	2007	Change	% Change
Included in cost of revenue:
Cost of services	$350	$157	$193	123%
Cost of maintenance	112	47	65	138
Cost of subscriptions	27	10	17	170
Total included in cost of revenue	489	214	275	129
Included in operating expenses:
Sales and marketing	286	260	26	10
Research and development	520	269	251	93
General and administrative	1,064	969	95	10
Total included in operating expenses	1,870	1,498	372	25
Total	$2,359	$1,712	$647	38%

Stock-based compensation is comprised of expense from stock options, restricted stock awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for the first quarter of 2008 and 2007.

	Three months ended March 31,
(in thousands)	2008	2007	Change	% Change
Stock-based compensation from:
Stock options	$361	$758	$(397)	(52)%
Restricted stock awards	1,544	789	755	96
Stock appreciation rights	454	165	289	175
Total stock-based compensation	$2,359	$1,712	$647	38%

The decrease in stock-based compensation from stock options in the first quarter of 2008 compared to the first quarter of 2007 is the result of using the accelerated method for recognizing stock-based compensation expense associated with stock options. This method results in the recognition of more expense in the earlier periods of vesting when compared with the straight-line method of amortization, which results in equal amounts of expense in all vesting periods. Furthermore, there have been no new grants of stock options since 2005. The decrease in expense from stock options is more than offset by an increase in compensation expense from restricted stock awards due to an increase in number of awards granted and their associated amortization. Additionally, grants of stock appreciation rights, which began in the fourth quarter of 2006, contributed to an increase in stock-based compensation expense for the first quarter of 2008 compared to the same period of 2007 as more rights have been granted.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Amortization

Amortization expense is allocated according to the nature of the respective identifiable intangible asset and, to the extent associated directly with revenue, we allocate amortization expense to the respective cost of revenue. Amortization expense included in our consolidated statements of operations for the first quarter of 2008 and 2007 is illustrated below:

	Three months ended March 31,
(in thousands)	2008	2007	Change	% Change
Included in cost of revenue:
Cost of license fees	$43	$24	$19	$79%
Cost of services	334	221	113	51
Cost of maintenance	98	78	20	26
Cost of subscriptions	409	189	220	116
Cost of other revenue	19	16	3	19
Total included in cost of revenue	903	528	375	71
Included in operating expenses	167	84	83	99
Total	$1,070	$612	$458	$75%

The increase in amortization expense for the quarter ended March 31, 2008 compared to the same period in 2007 is directly attributable to the acquisition of the Target Companies and eTapestry, which resulted in the recognition of approximately $32.8 million in identifiable intangible assets with lives ranging from 5 to 15 years.

Interest expense

Interest expense was less than $0.1 million in the first quarter of 2008 compared with $0.4 million in the first quarter of 2007. This decrease in interest expense is directly related to the lesser amount and duration of borrowing under our credit facility during first quarter of 2008 for operating needs and share repurchases compared with the amount borrowed in connection with the acquisition of the Target Companies in 2007.

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. The 2008 estimated annual effective tax rate of 39.9%, which excludes period-specific items, was applied as the effective rate for the quarter ended March 31, 2008. Our actual effective rates for each of the three-month periods ended March 31, 2008 and 2007 was 37.5%.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.3 million reduction to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of March 31, 2008 and December 31, 2007 was $0.6 million, of which $0.4 million would impact our effective rate if recognized. As of March 31, 2008 and December 31, 2007, the total amount of accrued interest and penalties included in the consolidated balance sheets was $0.3 million.

We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly change in the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The amount of the reasonably possible decrease is $0.5 million.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Liquidity and capital resources

At March 31, 2008, cash and cash equivalents totaled $12.1 million, compared to $14.8 million at December 31, 2007. The $2.7 million decrease in cash and cash equivalents during the first three months of 2008 is principally the result of:

•	generating $14.4 million of cash from operations; and

•	receiving $11.5 million in proceeds from the use of our credit facility which we used for short-term needs;

offset by:

•	$19.8 million used to purchase our stock under our stock repurchase program;

•	$2.3 million paid to the selling shareholders of the Target Companies under an earnout agreement;

•	$4.5 million in dividends paid to stockholders; and

•	$2.1 million used to purchase fixed assets.

Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance and support agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate to finance our operations and anticipated capital expenditures for the foreseeable future and repay outstanding debt. Stock repurchases and dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock.

We have drawn on our credit facilities from time to time to help us meet other substantial short-term financial needs, such as business acquisitions and share repurchases. On July 25, 2007, we entered into a new five-year, $75.0 million credit facility to replace the existing three-year, $30.0 million credit facility that would have expired September 30, 2007; the new credit facility provides us with greater financial flexibility because of its size and more favorable terms compared with the previous facility. See Note 8 for more details of the terms of this credit facility.

Operating cash flow

Net cash provided by operating activities increased $6.7 million to $14.4 million in the three-month period ended March 31, 2008 compared to $7.5 million as reported for the three months ended March 31, 2007. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.

Working capital changes that impact the statement of cash flows include accounts receivable, other current assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Net collections of accounts receivable and increases in deferred revenue represent a increase in working capital of $4.1 million and a decrease of $1.3 million in the three-month periods ended March 31, 2008 and 2007, respectively. Changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets represent a decrease in working capital of $4.2 million and $2.3 million in the three-month periods ended March 31, 2008 and 2007, respectively. Fluctuations in changes in working capital are primarily driven by the timing of vendor and tax payments and the timing of the receipt of customer payments.

Investing cash flow

Net cash used in the three-month period ended March 31, 2008 for investing activities was $4.5 million compared to $60.3 million of net cash used in investing activities during the three-month period ended March 31, 2007. The higher amount in 2007 is principally due to the acquisitions of the Target Companies on January 16, 2007. We invested $2.1 million in property and equipment in the first three months of 2008 compared to $1.1 million the first three months of 2007, an increase of $1.0 million as we made investments in our infrastructure to support our growth.

Financing cash flow

Net cash used in financing activities for the three-month period ended March 31, 2008 was $12.5 million, comprised of $11.5 million provided by short-term borrowings and $0.5 million from the proceeds and excess tax benefits of stock option exercises, offset by $19.8 million used for repurchases of our stock under our stock repurchase program, dividend payments of $4.5 million to stockholders and $0.1 million used to pay capital lease obligations. Comparatively, net cash provided by financing activities for the three-month period ended March 31, 2007 was $1.0 million, comprised of

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

$30.0 million provided by the issuance of debt in connection with the acquisition of the Target Companies and $0.9 million from the proceeds and excess tax benefits of stock option exercises, offset by $14.1 million used for repurchases of our stock, $10.0 million used to repay debt incurred in connection with the acquisition of the Target Companies, dividend payments of $3.8 million to stockholders and $1.9 million used to repay debt acquired in connection with the acquisitions of the Target Companies.

Commitments and contingencies

As of March 31, 2008, we had $11.5 million of outstanding debt and future minimum lease commitments of $19.3 million as follows (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$18,266	$5,605	$11,819	$704	$138
Capital leases	1,076	469	559	48	-
Short-term debt and interest	11,805	11,805	-	-	-
Total	$31,147	$17,879	$12,378	$752	$138

Our commitments related to operating leases have not been reduced by the future minimum lease commitments under various sublease agreements extended through 2008.

We had $11.5 million of outstanding debt under our credit facility as of March 31, 2008. The $11.8 million in the table above includes interest expense totaling $305,000, which assumes that $11.5 million that was outstanding as of March 31, 2008 will still be outstanding at the end of 2008. The actual interest expense recognized in our statements of operations will depend on the amount of debt and length of time the debt is outstanding, which could be different from our assumptions used in the table above.

In connection with the acquisition of eTapestry on August 1, 2007, discussed in Note 3 of the consolidated financial statements as of and for the three months ended March 31, 2008, we could pay up to a total of $1.5 million in contingent consideration based on the performance of eTapestry for the twelve-month periods ending September 30, 2008 and 2009.

In connection with the acquisition of Campagne on January 20, 2006, the Company had amounts up to $2.5 million contingently payable based on the performance of the acquired business in the two years following the transaction. Of this amount, $1.0 has been paid as of March 31, 2008 and the final payment of $0.6 million was paid in April 2008.

As of March 31, 2008, we had accrued $0.6 million of state taxes and $0.4 million of interest and penalties related to uncertain tax positions taken in current and prior years. Please refer to Note 10 in our condensed notes to the consolidated financial statements for further information. We are unable to determine the period in which these liabilities will be settled, and accordingly, we have not included these amounts in the table above.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitment under these arrangements at March 31, 2008 was approximately $0.5 million through 2010. We incurred expense under these arrangements of $0.2 million for each of the three-month periods ended March 31, 2008 and 2007.

Our Board of Directors approved an increase in our annual dividend from $0.34 to $0.40 per share in 2008 and declared a second quarter dividend of $0.10 per share payable on June 16, 2008 to stockholders of record on May 28, 2008. Dividends at this rate would total approximately $18.0 million in the aggregate on the common stock in 2008 (assuming 45,000,000 shares of common stock are outstanding). Our ability to pay dividends may be restricted by, among other things, the terms of our credit facility.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Foreign currency exchange rates

Approximately 15% of our total net revenue for the three-month period ended March 31, 2008 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.1 million at March 31, 2008 and $0.1 million at December 31, 2007.

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

Statements contained in this Form 10-Q, which are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include: management of integration of recently acquired companies and other risks associated with acquisitions; risk associated with successful implementation of multiple integrated software products; lengthy sales and implementation cycles, particularly in larger organizations; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; the ability to attract and retain key personnel; risks related to our dividend policy and stock repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by the credit facility; risks associated with management of growth; technological changes that make our products and services less competitive; and the other risk factors set forth from time to time in our other SEC filings, including specifically our Annual Report on Form 10-K for the year ended December 31, 2007.

New accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”); and (c) its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact that FAS No. 161 will have on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential impact of adoption of SFAS No. 160 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. In addition, FASB issued a staff position, FSP SFAS No. 157-1, to clarify that SFAS No. 157 does not apply under SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS No. 13. We adopted SFAS No. 157 on January 1,2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. We do not expect the adoption of SFAS No. 157, as it relates to non-financial assets and non-financial liabilities as noted in FSP 157-2, to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and qualitative disclosures about market risk

Due to the nature of our short-term investments, our lack of material long-term debt and our ability to use currently available sources of funds and anticipated cash flows from operations to finance our operations and anticipated capital expenditures, we have concluded that we currently face no material interest risk exposure. Therefore, no quantitative tabular disclosures are required. For a discussion of our exposure to foreign currency fluctuations, see the “Foreign currency exchange rates” section on page 29.

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

Information about shares of common stock repurchased during the three months ended March 31, 2008 under our stock repurchase program, as well as common stock withheld by us to satisfy tax obligations of employees, appears in the table below.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs(2)
Beginning balance, January 1, 2008				$40,873,340
January 1, 2008 through January 31, 2008	626	$26.91	-	$40,873,340
February 1, 2008 through February 29, 2008	340,154	$24.84	339,556	$32,449,630
March 1, 2008 through March 31, 2008	581,514	$24.42	581,189	$18,274,474
Total	922,294	$24.55	920,745

(1)	Includes 1,549 shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock during the period.
(2)	On June 13, 2007, our Board of Directors approved a new stock repurchase program that authorizes us to repurchase an amount of our common stock up to $35.0 million plus the aggregate amount of $6,181,751 that was authorized but not used under the prior stock repurchase program as of that date and terminated the prior program. The new program has no expiration date. Furthermore, on May 7, 2008 our Board of Directors approved a new stock repurchase program. For additional information see Note 13 of the condensed notes to consolidated financial statements for the three months ended March 31, 2008.

Item 6.	Exhibits

Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: May 9, 2008	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer