Form 10-Q
period 2008-06-30
BLACKBAUD INC
filed 2008-08-11
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares of the registrant’s Common Stock outstanding as of August 1, 2008 was 43,572,381.

BLACKBAUD, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial statements
	Consolidated balance sheets as of June 30, 2008 and December 31, 2007 (unaudited)	1
	Consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 (unaudited)	2
	Consolidated statements of cash flows for the three and six months ended June 30, 2008 and 2007 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the six months ended June 30, 2008 and the year ended December 31, 2007 (unaudited)	4
	Condensed notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	18
Item 3.	Quantitative and qualitative disclosures about market risk	34
Item 4.	Controls and procedures	34

PART II. OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds	35
Item 4.	Submission of matters to a vote of security holders	35
Item 6.	Exhibits	36

Signatures		37
Exhibit – 31.1
Exhibit – 31.2
Exhibit – 32.1
Exhibit – 32.2

PART I - FINANCIAL INFORMATION

Item 1.	Financial statements

Blackbaud, Inc.

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$9,979	$14,775
Accounts receivable, net of allowance of $1,728 and $1,935 at June 30, 2008 and December 31, 2007, respectively	64,227	44,689
Prepaid expenses and other current assets	10,287	11,279
Deferred tax asset, current portion	2,802	2,276

Total current assets	87,295	73,019
Property and equipment, net	16,967	16,962
Deferred tax asset	48,795	51,696
Goodwill	61,175	58,275
Intangible assets, net	35,133	37,272
Other assets	490	470

Total assets	$249,855	$237,694

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,341	$5,802
Accrued expenses and other current liabilities	18,180	20,575
Capital lease obligations, current portion	470	513
Short-term debt	24,500	-
Deferred revenue	107,000	93,106

Total current liabilities	156,491	119,996
Capital lease obligations, noncurrent	352	586
Deferred revenue, noncurrent	3,093	2,994
Other noncurrent liabilities	613	1,015

Total liabilities	160,549	124,591

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized, 50,499,324 and 50,450,675 shares issued at June 30, 2008 and December 31, 2007, respectively	50	50
Additional paid-in capital	110,771	105,687
Treasury stock, at cost; 6,933,667 and 5,431,852 shares at June 30, 2008 and December 31, 2007, respectively	(121,514)	(85,487)
Accumulated other comprehensive income	91	137
Retained earnings	99,908	92,716

Total stockholders’ equity	89,306	113,103

Total liabilities and stockholders’ equity	$249,855	$237,694

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2008	2007	2008	2007
Revenue
License fees	$ 9,603	$11,030	$ 19,238	$19,097
Services	25,336	22,218	48,912	40,532
Maintenance	26,371	23,164	51,801	45,600
Subscriptions	9,010	5,539	17,795	10,332
Other revenue	2,182	2,094	4,192	3,629

Total revenue	72,502	64,045	141,938	119,190

Cost of revenue
Cost of license fees	807	804	1,649	1,280
Cost of services	14,905	13,606	30,598	25,722
Cost of maintenance	4,595	4,220	9,299	8,239
Cost of subscriptions	3,824	2,190	7,480	4,114
Cost of other revenue	2,023	1,776	3,871	3,136

Total cost of revenue	26,154	22,596	52,897	42,491

Gross profit	46,348	41,449	89,041	76,699

Operating expenses
Sales and marketing	15,672	14,223	30,911	27,140
Research and development	8,642	6,926	17,409	13,753
General and administrative	7,273	6,592	14,539	12,736
Amortization	167	98	334	182

Total operating expenses	31,754	27,839	63,193	53,811

Income from operations	14,594	13,610	25,848	22,888
Interest income	34	156	199	527
Interest expense	(148)	(379)	(218)	(746)
Other income (expense), net	49	(8)	(40)	(77)

Income before provision for income taxes	14,529	13,379	25,789	22,592
Income tax provision	5,542	5,176	9,759	8,633

Net income	$ 8,987	$8,203	$ 16,030	$13,959

Earnings per share
Basic	$ 0.21	$ 0.19	$ 0.37	$ 0.32
Diluted	$ 0.21	$ 0.19	$ 0.36	$ 0.31

Common shares and equivalents outstanding
Basic weighted average shares	42,776,609	43,355,261	43,336,989	43,508,166
Diluted weighted average shares	43,457,710	44,338,741	44,064,436	44,501,949
Dividends per share	$ 0.100	$ 0.085	$ 0.200	$ 0.170

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2008	2007
Cash flows from operating activities
Net income	$16,030	$13,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,107	3,570
Provision for doubtful accounts and sales returns	2,199	1,271
Stock-based compensation expense	4,678	3,511
Excess tax benefit on exercise of stock options	(18)	(709)
Deferred taxes	2,363	4,028
Other non-cash adjustments	37	24
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(20,886)	(11,897)
Prepaid expenses and other assets	994	1,250
Trade accounts payable	519	(1,388)
Accrued expenses and other current liabilities	(2,773)	(3,589)
Deferred revenue	13,218	9,360

Net cash provided by operating activities	21,468	19,390

Cash flows from investing activities
Purchase of property and equipment	(2,957)	(3,128)
Purchase of net assets of acquired companies	(2,895)	(59,243)

Net cash used in investing activities	(5,852)	(62,371)

Cash flows from financing activities
Proceeds from issuance of debt	27,200	30,000
Proceeds from exercise of stock options	393	828
Excess tax benefit on exercise of stock options	18	709
Payments on debt	(2,708)	(16,922)
Payments of deferred financing fees	(47)	-
Payments on capital lease obligations	(276)	(204)
Purchase of treasury stock	(36,027)	(14,106)
Dividend payments to stockholders	(8,843)	(7,503)

Net cash used in financing activities	(20,290)	(7,198)

Effect of exchange rate on cash and cash equivalents	(122)	59

Net decrease in cash and cash equivalents	(4,796)	(50,120)
Cash and cash equivalents, beginning of period	14,775	67,783

Cash and cash equivalents, end of period	$9,979	$17,663

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

(Unaudited)

	Comprehensive	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Retained	Total stockholders’
(in thousands, except share amounts)	income	Shares	Amount	capital	stock	income	earnings	equity
Balance at December 31, 2006		49,205,522	$49	$88,409	$(69,630)	$232	$76,298	$95,358

Net income	$31,724	-	-	-	-	-	31,724	31,724
Payment of dividends	-	-	-	-	-	-	(15,074)	(15,074)
Purchase of 633,878 treasury shares under stock repurchase program and surrender of 54,079 shares upon restricted stock vesting	-	-	-	-	(15,857)	-	-	(15,857)
Exercise of stock options	-	776,125	1	5,450	-	-	-	5,451
Tax impact of exercise of nonqualified stock options	-	-	-	4,931	-	-	-	4,931
Cumulative effect of FIN 48 adoption	-	-	-	-	-	-	(269)	(269)
Stock-based compensation	-	-	-	6,897	-	-	37	6,934
Restricted stock grants	-	549,320	-	-	-	-	-	-
Restricted stock cancellations	-	(80,292)	-	-	-	-	-	-
Translation adjustment, net of tax	(95)	-	-	-	-	(95)	-	(95)

Comprehensive income	$31,629
Balance at December 31, 2007		50,450,675	$50	$105,687	$(85,487)	$137	$92,716	$113,103
Net income	$16,030	-	-	-	-	-	16,030	16,030
Payment of dividends	-	-	-	-	-	-	(8,843)	(8,843)
Purchase of 1,499,745 treasury shares under stock repurchase program and surrender of 2,070 shares upon restricted stock vesting	-	-	-	-	(36,027)	-	-	(36,027)
Exercise of stock options	-	63,286	-	393	-	-	-	393
Tax impact of exercise of nonqualified stock options	-	-	-	18	-	-	-	18
Stock-based compensation	-		-	4,673	-	-	5	4,678
Restricted stock grants	-	7,928	-	-	-	-	-	-
Restricted stock cancellations	-	(22,565)	-	-	-	-	-	-
Translation adjustment, net of tax	(46)	-	-	-	-	(46)	-	(46)

Comprehensive income	$15,984
Balance at June 30, 2008		50,499,324	$50	$110,771	$(121,514)	$91	$99,908	$89,306

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Condensed notes to consolidated financial statements

(Unaudited)

1. Organization

Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations, and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. As of June 30, 2008, the Company had approximately 19,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim financial statements

The interim consolidated financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and other forms filed with the SEC from time to time.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the 2007 statement of cash flows have been reclassified to conform to the 2008 presentation. Under the current presentation, the excess tax benefit on the exercise of stock options is shown as a separate adjustment to reconcile net income to net cash provided by operating activities; in prior periods the change was included in accrued expenses and other current liabilities in 2007.

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

The Company did not grant any new stock options in the six months ended June 30, 2008. During the six months ended June 30, 2008, the Company granted 7,928 shares of restricted stock and 99,690 stock appreciation rights. The aggregate grant date fair value of awards issued during the period was $1,049,000, which will be recognized as expense over the requisite service period of the awards.

The Company allocates stock-based compensation to expense categories on the statements of operations. The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Included in cost of revenue:
Cost of services	$302	$182	$652	$339
Cost of maintenance	119	52	231	99
Cost of subscriptions	58	11	85	21
Total included in cost of revenue	479	245	968	459
Included in operating expenses:
Sales and marketing	295	261	581	521
Research and development	508	266	1,028	535
General and administrative	1,037	1,027	2,101	1,996
Total included in operating expenses	1,840	1,554	3,710	3,052
Total	$2,319	$1,799	$4,678	$3,511

The Company, upon the approval of its stockholders in June 2008, adopted the Blackbaud, Inc. 2008 Equity Incentive Plan. There are 7,126,520 shares reserved for issuance under the 2008 Equity Incentive Plan and all other stock plans of the Company, including the 2004 Stock Plan, 2001 Stock Option Plan and 1999 Stock Option Plan, are terminated as to future grants. Employees, directors and consultants are eligible to receive stock awards under the 2008 Equity Incentive Plan. The Company may grant incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards under this plan.

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Included in cost of revenue:
Cost of license fees	$43	$43	$86	$67
Cost of services	334	312	668	533
Cost of maintenance	98	103	196	181
Cost of subscriptions	409	214	818	403
Cost of other revenue	19	21	38	37
Total included in cost of revenue	903	693	1,806	1,221
Included in operating expenses	167	98	334	182
Total	$1,070	$791	$2,140	$1,403

Income taxes

Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with its 1999 recapitalization, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and as a result of the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company did not record a valuation allowance against this item in its deferred tax asset as of June 30, 2008 or December 31, 2007, as the Company believed at those dates it was more likely than not that it would be able to utilize this benefit, which is dependent upon the Company’s ability to generate future taxable income.

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

New accounting pronouncements

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share using the two-class method. Under FSP EITF 03-6-1, restricted stock issued by the Company is considered to be participating and would need to be included in the calculation of basic earnings per share at adoption. The

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

Company is currently evaluating the impact that FSP EITF 03-6-1 will have on its financial statements. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 will be effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 will be effective for the Company on January 1, 2009. The Company is currently evaluating the potential impact of adopting FSP FAS 142-3.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”); and (c) its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that FAS No. 161 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements- an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 will be effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 160 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP SFAS No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. In addition, FASB issued a staff position, FSP SFAS No. 157-1, to clarify that SFAS No. 157 does not apply under SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS No. 13. The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The major categories of assets and liabilities that are measured at fair value, for which the Company has not yet applied the provisions of SFAS No. 157 include goodwill and long-lived assets subject to impairment tests under SFAS No. 142 and SFAS No. 144. As it applies to non-financial assets and non-financial liabilities, the Company does not expect the adoption of SFAS No. 157, to have a material impact on its consolidated financial position, results of operations or cash flows.

3. Business combinations

eTapestry

On August 1, 2007, the Company acquired eTapestry.com, Inc. (“eTapestry”), a privately owned company based near Indianapolis, Indiana. eTapestry is the provider of an on-demand fundraising solution. The Company believes that the acquisition of eTapestry will allow it to address a broader market opportunity by providing an on-demand solution that is suited for smaller organizations interested in a relatively low-cost offering and mid-sized nonprofits interested in a stand-alone fundraising solution deployed in an on-demand model. The Company acquired all of the outstanding capital stock of eTapestry for approximately $25,429,000 in a cash transaction financed by a combination of cash on hand and borrowings under the Company’s revolving credit facility. An additional amount of up to $1,500,000 is contingently payable to certain eTapestry employees under a stock-based incentive arrangement based upon performance of the acquired business over the two years subsequent to the acquisition date ending on September 30, 2008 and 2009. Amounts paid, if any, under this arrangement will be accounted for as expense when incurred. The results of operations of eTapestry are included in the consolidated financial statements of the Company from the date of acquisition.

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

During the six months ended June 30, 2008, the Company paid $2,327,000 of contingent consideration in connection with the acquisition of the Target Companies on January 16, 2007. The payment was recorded as additional cost of the acquired entity and increased the balance of goodwill. There is no further obligation in connection with the acquisition of the Target Companies.

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of the Target Companies had taken place at the beginning of 2007. The pro forma information includes the business combination effect of the amortization charges from acquired intangible assets, adjustments to interest income and related tax effects. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

(in thousands, except per share amounts)	Six months ended June 30, 2007
Revenue	$119,971
Net income	13,707

Earnings per share, basic	$0.32
Earnings per share, diluted	0.31

Campagne

On April 21, 2008, the Company made the final payment of contingent consideration in connection with the 2006 acquisition of Campagne Associates, Ltd. (“Campagne”). The Company recorded the entire payment of $569,000 as an increase in goodwill. Cumulatively, the Company paid a total of $1,563,000 of the potential $2,500,000 of contingent consideration, there is no further obligation in connection with the acquisition of Campagne.

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

Diluted earnings per share for the three months ended June 30, 2008 and 2007 include the effect of 681,101 and 983,480 potential common shares, respectively and for the six months ended June 30, 2008 and 2007 include the effect of 727,447 and 993,783 potential common shares, respectively. There were no anti-dilutive potential common shares outstanding for the three and six months ended June 30, 2008 and 2007.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2008	2007	2008	2007
Numerator:
Net income, as reported	$8,987	$8,203	$16,030	$13,959

Denominator:
Weighted average common shares	42,776,609	43,355,261	43,336,989	43,508,166
Add effect of dilutive securities:
Employee stock options and restricted stock	681,101	983,480	727,447	993,783

Weighted average common shares assuming dilution	43,457,710	44,338,741	44,064,436	44,501,949

Earnings per share:
Basic	$0.21	$0.19	$0.37	$0.32
Diluted	$0.21	$0.19	$0.36	$0.31

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

5. Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Net income	$8,987	$8,203	$16,030	$13,959
Foreign currency translation adjustment, net of tax	(54)	45	(46)	(27)

Comprehensive income	$8,933	$8,248	$15,984	$13,932

For the three months ended June 30, 2008 and 2007, the amount of income tax expense allocated to foreign currency translation adjustments was benefit of $35,000 and expense of $29,000, respectively. For the six months ended June 30, 2008 and 2007, the amount of income tax benefit allocated to foreign currency translation adjustments was $29,000 and $17,000, respectively.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(in thousands)	2008	2007
Taxes, prepaid and receivable	$1,344	$5,547
Prepaid software maintenance and royalties	3,336	2,131
Deferred sales commissions	2,697	1,903
Other	2,910	1,698
Total prepaid expenses and other current assets	$10,287	$11,279

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(in thousands)	2008	2007
Accrued bonuses	$4,608	$6,566
Taxes payable	4,713	3,306
Accrued commissions and salaries	2,470	2,967
Accrued accounting and legal fees	1,345	1,766
Customer credit balances	1,825	1,588
Accrued health care costs	612	1,094
Other	2,607	3,288
Total accrued expenses and other current liabilities	$18,180	$20,575

8. Revolving credit facility

On July 25, 2007, the Company entered into a new $75,000,000 revolving credit facility. The new revolving credit facility has a term of five years, is guaranteed by the material domestic subsidiaries and is collateralized with the stock of all of the Company’s subsidiaries. Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at a variable rate based (a) on the higher of the prime rate plus a margin of up to 0.5% or federal funds rate plus a margin of 0.5% to 1.0% or (b) LIBOR plus a margin of 1.0% to 1.5%. The exact amount of any margin depends on the nature of the loan and the leverage ratio at the time of the borrowing. The Company also pays a quarterly commitment fee of 0.2% to 0.3% per annum on the unused portion of the revolving credit facility, depending on the leverage ratio of the Company. The outstanding balance of the previous credit facility on July 25, 2007 of $10,000,000 was transferred upon its termination on that date to the new credit facility.

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

Also under the terms of the credit agreement, the Company may elect not more than two times to increase the amount available under the facility for an aggregate amount of up to $50,000,000, subject to certain terms and conditions. On June 23, 2008, the Company exercised one of its two options to increase the existing credit facility by $15,000,000 to an aggregate available amount of $90,000,000. Subsequent to exercising this increase, all principal covenants or the financial terms of the facility, noted above, remained unchanged.

During the six months ended June 30, 2008, the Company borrowed $27,200,000 under its credit agreement and repaid $2,700,000. There was $24,500,000 principal outstanding under the credit facility as of June 30, 2008.

9. Commitments and contingencies

The Company currently leases various office space and equipment under operating leases. In addition to operating leases, the Company, through its acquisitions of the Target Companies and eTapestry, has various non-cancellable capital leases for computer equipment and furniture. As of June 30, 2008, the future minimum lease commitments related to these lease agreements, as well as the lease agreements discussed below, net of related sublease commitments, were as follows:

Year ending December 31, (in thousands)	Operating leases	Capital leases
2008 - remaining	$3,684	$296
2009	7,556	405
2010	4,571	167
2011	847	40
2012	650	2
2013 and thereafter	205	-
Total minimum lease payments	$17,513	910
Less: portion representing interest		88
Present value of net minimum lease payments		822
Less: current maturities		470
Long-term maturities		$352

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

The Company has subleased a portion of its headquarters facility under various agreements extending through 2008. Under these agreements, rent expense was reduced by $65,000 and $93,000 for the three months ended June 30, 2008 and 2007, respectively and $131,000 and $201,000 for the six months ended June 30, 2008 and 2007, respectively. The operating lease commitments will be reduced by minimum aggregate sublease commitments of $377,000 through 2010. The Company has also received and expects to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $703,000 and $482,000 for the three months ended June 30, 2008 and 2007, respectively and $1,100,000 and $846,000 for the six months ended June 30, 2008 and 2007, respectively.

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

Contingent consideration

As discussed in Note 3, Business combinations, the Company has amounts up to $1,500,000 contingently payable to certain eTapestry employees based on the performance of the acquired business over the two years subsequent to the acquisition date.

Other commitments

The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. The Company incurred expense under this agreement of $50,000 for each of the three-month periods ended June 30, 2008 and 2007 and $100,000 for each of the six-month periods ended June 30, 2008 and 2007.

The Company utilizes third-party relationships in conjunction with its products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements is approximately $555,000 through 2010. The Company incurred expense under these arrangements of $22,000 and $231,000 for the three months ended June 30, 2008 and 2007, respectively and $206,000 and $426,000 for the six months ended June 30, 2008 and 2007, respectively.

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

10. Income taxes

The Company calculated its income taxes for the six-month period ended June 30, 2008 using the projected effective tax rate for fiscal 2008 in accordance with SFAS No. 109. The 2008 estimated annual effective tax rate of 39.7%, which excludes period-specific items, was applied as the effective rate for the quarter ended June 30, 2008. The Company’s effective tax rate for the three-month periods ended June 30, 2008 and 2007, including the effects of period-specific events, was 38.1% and 38.7%, respectively. As of June 30, 2008, the Company had state tax credits of $10,470,000, $6,805,000 net of federal tax effect, which will expire between 2009 and 2021, if unused. These tax credits had a valuation reserve of approximately $5,987,000, $3,891,000 net of federal tax effect, as of June 30, 2008. The valuation allowance was unchanged during the three and six months ended June 30, 2008.

The Company recorded excess tax benefits on stock option exercises of approximately $18,000 and $709,000 in stockholders’ equity in the six months ended June 30, 2008 and 2007, respectively.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recognized a $269,000 reduction, including interest and penalties and net of applicable taxes, to the January 1, 2007 balance of retained earnings. During the second quarter of 2008, the Company recognized as a benefit in income tax expense $300,000 of its unrecognized tax benefit and $164,000 of associated interest and penalties due to a certain statute of limitation expiring during the period. The unrecognized tax benefit was $329,000 and $629,000 as of June 30, 2008 and December 31, 2007, respectively. The total amount of unrecognized tax benefits as of June 30, 2008 that, if recognized, would affect the effective tax rate was $214,000. The total amounts of interest and penalties included in the consolidated balance sheets as of June 30, 2008 and December 31, 2007 was $223,000 and $386,000, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits the Company has recorded for positions taken in certain tax jurisdictions could significantly decrease within the next twelve months. A possible decrease could result from the finalization of state income tax reviews. This position relates to a state nexus issue. The reasonably possible decrease in the next twelve months is $179,000.

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

11. Stockholders’ equity

Common stock

The Company has authorized 180,000,000 shares of common stock with a par value of $0.001. As of June 30, 2008 and December 31, 2007, 50,499,324 and 50,450,675 shares were issued and 43,565,657 and 45,018,823 shares were outstanding, respectively.

Preferred stock

The Company has authorized 20,000,000 shares of preferred stock. No shares were issued and outstanding at June 30, 2008 and December 31, 2007. The Company's Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.

Dividends

On February 5, 2008, the Company’s Board of Directors approved an increase to the Company’s annual dividend from $0.34 per share to $0.40 per share and declared its first quarter dividend of $0.10 per share, which was paid on March 14, 2008 to stockholders of record on February 28, 2008.

On May 7, 2008, the Company’s Board of Directors declared a second quarter dividend of $0.10 per share payable on June 16, 2008 to stockholders on record on May 28, 2008.

Stock repurchase program

On May 7, 2008, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $40,000,000 of the Company’s outstanding shares of common. The prior program was terminated at that date and the remaining balance of $6,376,383 that was authorized but not used was included in the $40,000,000 authorized under the new plan. The new plan does not have an expiration date. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law.

The table below shows the plans under which shares were purchased during the six months ended June 30, 2008:

	Plan date	Shares repurchased	Average price	Cost
New plan	May 7, 2008	64,000	$23.43	1,499,711
Prior plan	June 13, 2007	1,435,745	$24.03	34,497,520

Total		1,499,745	$24.00	35,997,231

In addition to the Company’s stock repurchase plan, 2,070 shares, valued at $53,000, were surrendered by holders of restricted stock to the Company to satisfy their tax obligations due upon vesting of restricted stock during the six months ended June 30, 2008.

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

The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

include salaries, related benefits, third-party contractors, data expense and classroom rentals, for the three and six months ended June 30, 2008 and 2007 were as follows:

(in thousands)	License fees	Consulting and education services (1)	Analytic services (2)	Maintenance	Subscriptions	Other	Total
Three months ended June 30, 2008
Revenue	$9,603	$20,217	$5,119	$26,371	$9,010	$2,182	$72,502
Direct controllable costs	764	10,529	2,136	3,582	2,961	2,001	21,973

Segment income	8,839	9,688	2,983	22,789	6,049	181	50,529
Corporate costs not allocated(3)							4,181
Operating expenses							31,754
Interest expense, net							114
Other (income), net							(49)

Income before provision for income taxes							$14,529

Three months ended June 30, 2007
Revenue	$11,030	$18,589	$3,629	$23,164	$5,539	$2,094	$64,045
Direct controllable costs	762	9,626	1,906	3,293	1,698	1,751	19,036

Segment income	10,268	8,963	1,723	19,871	3,841	343	45,009
Corporate costs not allocated(3)							3,560
Operating expenses							27,839
Interest expense, net							223
Other expense, net							8

Income before provision for income taxes							$13,379

(in thousands)	License fees	Consulting and education services (1)	Analytic services (2)	Maintenance	Subscriptions	Other	Total
Six months ended June 30, 2008
Revenue	$19,238	$39,492	$9,420	$51,801	$17,795	$4,192	$141,938
Direct controllable costs	1,563	21,562	4,378	7,265	5,801	3,826	44,395

Segment income	17,675	17,930	5,042	44,536	11,994	366	97,543
Corporate costs not allocated(3)							8,502
Operating expenses							63,193
Interest expense, net							19
Other expense, net							40

Income before provision for income taxes							$25,789

Six months ended June 30, 2007
Revenue	$19,098	$33,935	$6,597	$45,600	$10,331	$3,629	$119,190
Direct controllable costs	1,214	18,506	3,425	6,447	3,173	3,091	35,856

Segment income	17,884	15,429	3,172	39,153	7,158	538	83,334
Corporate costs not allocated(3)							6,635
Operating expenses							53,811
Interest expense, net							219
Other expense, net							77

Income before provision for income taxes							$22,592

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other educational services.
(2)	This segment consists of donor prospect research and data modeling services.
(3)	Various corporate costs, such as depreciation, facilities and IT support costs, stock-based compensation and amortization of intangibles arising from business combinations, are not allocated to the segment income because management believes that the exclusion of these costs allows the Company to better understand and manage other operating expenses and cash needs.

13. Subsequent events

On July 8, 2008, the Company acquired Kintera, Inc. (“Kintera”), a publicly traded company based in San Diego, California. Kintera is a leader in providing on-demand solutions to the nonprofit sector. The acquisition of Kintera adds experience in on-demand solutions and expands the Company’s set of online offerings to nonprofit sector. Kintera was acquired through a tender offer, paying $1.12 per Kintera share, for total of approximately $46,000,000 in a tender offer of cash. The Company financed this acquisition with cash on hand and borrowing under the Company’s revolving credit facility. As a result of the transaction, Kintera has become a wholly-owned subsidiary of the Company.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

The Company will include the operating results of Kintera in its consolidated financial statements from the date of acquisition.

On August 4, 2008, the Company’s Board of Directors declared a third quarter dividend of $0.10 per share payable on September 15, 2008 to stockholders of record on August 28, 2008.

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

Overview

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of June 30, 2008, we had approximately 19,000 active customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

We must assess the likelihood that the net deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statements of operations. Except with respect to certain state income tax credits, we did not record a valuation allowance as of June 30, 2008 and December 31, 2007, because we expect to be able to utilize our entire net deferred tax asset. The ability to utilize our net deferred tax asset is solely dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be more than sufficient to recover the annual amount of additional tax deductions permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.

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

Results of operations

Comparison of the three months and six months ended June 30, 2008 and 2007

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

On July 8, 2008, we completed the acquisition of Kintera, Inc. (“Kintera). As this transaction took place outside the periods reported in this quarterly report, the results of operations for the three and six months ended June 30, do not include the activities of Kintera.

Revenue

The table below compares revenue from our statements of operations for the three and six months ended June 30, 2008 with the same periods in 2007.

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

License fees	$9.6	$11.0	$(1.4)	(13)%	$19.2	$19.1	$0.1	1%
Services	25.3	22.2	3.1	14%	48.9	40.6	8.3	20%
Maintenance	26.4	23.2	3.2	14%	51.8	45.6	6.2	14%
Subscriptions	9.0	5.5	3.5	64%	17.8	10.3	7.5	73%
Other	2.2	2.1	0.1	5%	4.2	3.6	0.6	17%
Total revenue	$72.5	$64.0	$8.5	13%	$141.9	$119.2	$22.7	19%

Total revenue increased $8.5 million, or 13%, in the second quarter of 2008 compared to the second quarter of 2007. A total of $2.5 million or 29% of this increase was attributable to the inclusion of eTapestry in our consolidated results of operations. The remaining increase in revenue in the second quarter of 2008 is primarily due to growth in services to new and existing customers partially due to the introduction of new product offerings. Also contributing to the growth is revenue from new maintenance contracts associated with new license agreements and annual inflationary rate adjustments associated with existing client contracts and revenue from our subscription offerings. Offsetting these increases is a $1.4 million decrease in license fee revenue, which is principally due to fewer sales to new customers.

Total revenue increased $22.7 million, or 19%, in the first six months of 2008 compared to the first six months of 2007. A total of $4.8 million or 21% of this increase was attributable to the inclusion of eTapestry in our consolidated results of operations. The remaining increase in revenue in the first six months of 2008 is primarily due to growth in services to new and existing customers partially due to the introduction of new product offerings. Also contributing to the growth is revenue from new maintenance contracts associated with new license agreements and annual inflationary rate adjustments associated with existing client contracts and revenue from our subscription offerings.

Subscription revenue grew 64% and 73% for the three and six months ended June 30, 2008, respectively, when compared to the same periods in 2007. Of the increase in subscription revenue for the three and six months ended June 30, 2008, $1.9 million and $3.6 million, respectively, or 54% and 48%, respectively, of the growth is attributable to the inclusion of

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

eTapestry. The remaining $1.6 million and $3.9 million increase in subscription revenue in the three and six months ended June 30, 2008, respectively, is largely the result of growth in our hosting business and Netsolutions and other analytic offerings.

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

License fees

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

License fee revenue	$9.6	$11.0	$(1.4)	(13)%	$19.2	$19.1	$0.1	1%
Direct controllable cost of license fees	0.8	0.8	-	0%	1.6	1.2	0.4	33%
Segment income	$8.8	$10.2	$(1.4)	(14)%	$17.6	$17.9	$(0.3)	(2)%
Segment margin %	92%	93%			92%	94%

Revenue from license fees is derived from the sale of our software products, under a perpetual license agreement. The decrease in license fee revenue in the second quarter of 2008 is principally attributable to a $1.5 million decrease in sales to new clients resulting from the challenging economic environment.

Direct controllable cost of license fees includes third-party software royalties and costs of shipping software products to our customers. The cost of license fees remained flat in absolute terms in the second quarter of 2008 compared to the same period of the previous year.

License fee revenue in the first six months of 2008was relatively constant with prior year levels, after reflecting the decrease in software sales to new clients in the second quarter (see discussion in “Revenue” above).

The increase in cost of license fees in the first six months of 2008 is principally due to an increase of $0.3 million in other third-party software costs for various products.

Consulting and education services

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

Consulting and education services revenue	$20.2	$18.6	$1.6	9%	$39.5	$34.0	$5.5	16%
Direct controllable cost of consulting and education services	10.5	9.6	0.9	9%	21.6	18.5	3.1	17%
Segment income	$9.7	$9.0	$0.7	8%	$17.9	$15.5	$2.4	15%
Segment margin %	48%	48%			45%	46%

Consulting and education services revenue consists of consulting, installation, implementation and education services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assisting in file set up and system configuration, and/or process re-engineering. Education services principally involve customer training activities.

The rates charged for our service offerings have remained relatively constant year over year and, as such, the increase in revenue in the second quarter of 2008 is principally the result of increased volume of services provided. Of the $1.6 million increase in revenue in the second quarter of 2008, $0.5 million was attributable to the inclusion of eTapestry. The increase in revenue is comprised of a $1.2 million increase in consulting, installation and implementation services delivered and a $0.4 million increase in education services delivered.

Cost of consulting and education services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals and other costs incurred in providing consulting, installation and implementation services and

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

customer training. During the second quarter of 2008, salary, benefit and bonus expense increased $0.9 million compared to the second quarter of 2007 because we increased headcount over the course of 2007 to meet growing customer demand. A total of $0.2 million, or 22% of the increase in salary, benefits and bonus expense is due to the inclusion of headcount associated with the acquisition of eTapestry.

During the first six months of 2008, consulting and education revenue increased $5.5 million compared to the first six months of 2007, of which $0.9 million is attributed to the inclusion of eTapestry. The increase in revenue is comprised of a $4.0 million increase in consulting, installation and implementation services delivered and a $1.5 million increase in education services delivered. Of this increase in education services, $0.7 million is attributable to Training Pass, our fixed-rate program, which permits customers to attend unlimited training over a specified contract period.

During the first six months of 2008, salary, benefit and bonus expense increased $3.0 million compared to the first six months of 2007 as we increased headcount over the course of 2007 to meet growing customer demand. A total of $0.3 million, or 10% of the increase in salary, benefits and bonus expense is due to the inclusion of headcount associated with the acquisition of eTapestry. Travel-related expenses, training supplies and other costs increased $0.3 million. These increases were partially offset by a decrease in recruiting and relocation costs and contracted services of $0.2 million.

Analytic services

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

Analytic services revenue	$5.1	$3.6	$1.5	42%	$9.4	$6.6	$2.8	42%
Direct controllable cost of analytic services	2.1	1.9	0.2	11%	4.4	3.4	1.0	29%
Segment income	$3.0	$1.7	$1.3	76%	$5.0	$3.2	$1.8	56%
Segment margin %	59%	47%			53%	48%

Analytic services, which are comprised of donor prospect research, benchmarking studies and data modeling services, involve the assessment of current and prospective donor information of the customer. These assessments are performed using our proprietary analytical tools. The end product enables the customer to more effectively target its fundraising activities. Revenue from analytic services increased 42% in the second quarter of 2008 compared to the second quarter of 2007. The increase in analytic services is comprised of a $1.5 million increase in donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services delivered, of which less than $0.1 million is attributable to eTapestry.

Cost of analytic services is primarily comprised of human resource costs and data expense incurred to perform analytic services. Salary, benefits and bonus expense increased $0.4 million in the second quarter of 2008 compared to the second quarter of 2007.

Revenue from analytic services increased 42% in the first six months of 2008 compared to the first six months of 2007. The increase in analytic services is comprised of a $2.8 million increase in donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services delivered, of which less than $0.2 million is attributable to eTapestry.

Salary, benefits and bonus expense increased $1.0 million in the first six months of 2008 compared to the first six months of 2007 as we increased headcount to meet the increased customer demand.

Maintenance

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

Maintenance revenue	$26.4	$23.2	$3.2	14%	$51.8	$45.6	$6.2	14%
Direct controllable cost of maintenance	3.6	3.3	0.3	9%	7.3	6.4	0.9	14%
Segment income	$22.8	$19.9	$2.9	15%	$44.5	$39.2	$5.3	14%
Segment margin %	86%	86%			86%	86%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements and upgrades to our software products as well as online, telephone and email support. The maintenance revenue increase in the second quarter of 2008 compared to the second quarter of 2007 is comprised of $3.4 million of new maintenance

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

contracts associated with new license agreements and $0.6 million from maintenance contract inflationary rate adjustments, offset by $1.1 million of maintenance contracts that were not renewed.

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party royalty costs, and other costs incurred in providing support and related services to our customers. During the second quarter of 2008 the cost of maintenance increase is principally the result of a $0.3 million increase in salary, benefits and bonus expense.

The maintenance revenue increase in the first six months of 2008 compared to the first six months of 2007 is comprised of $6.7 million of new maintenance contracts associated with new license agreements, $0.4 million from maintenance agreements associated with customers of the Target Companies and $1.2 million from maintenance contract inflationary rate adjustments, offset by $2.2 million of maintenance contracts that were not renewed.

During the first six months of 2008 the cost of maintenance increase is principally the result of a $0.6 million increase in salary, benefits and bonus expense.

Subscriptions

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

Subscriptions revenue	$9.0	$5.5	$3.5	64%	$17.8	$10.3	$7.5	73%
Direct controllable cost of subscriptions	3.0	1.7	1.3	76%	5.8	3.2	2.6	81%
Segment income	$6.0	$3.8	$2.2	58%	$12.0	$7.1	$4.9	69%
Segment margin %	67%	69%			67%	69%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications, providing application hosting services, and access to certain data services and our online subscription training offerings. The increase in subscriptions revenue in the second quarter of 2008 compared to the second quarter of 2007 is principally due to a $2.6 million increase in revenue from hosted applications, of which $1.9 million is attributable to eTapestry. Additionally, revenue from application hosting services increased $0.5 million and revenue from our online analytics products increased $0.4 million.

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, and other costs incurred in providing support and services to our customers. The increase in the cost of subscriptions in the second quarter of 2008 compared to the second quarter of 2007 is principally due to an increase in salary, benefits and bonus expenses, which increased $0.9 million, of which $0.3 million is due to the inclusion of eTapestry. Additionally, data expense, hosting and other costs increased $0.4 million, of which $0.1 million is attributed to the inclusion of eTapestry.

The increase in subscriptions revenue in the first six months of 2008 compared to the first six months of 2007 is principally due to a $5.3 million increase in revenue from hosted applications, of which $3.6 million, or 68%, is attributable to the inclusion of eTapestry. Additionally, revenue from application hosting services increased $1.1 million and revenue from our online analytics products increased $1.0 million.

The increase in the cost of subscriptions in the first six months of 2008 compared to the first six months of 2007 is principally due to an increase in salary, benefits and bonus expenses, which increased $1.9 million, of which $0.6 million is due to the inclusion of eTapestry. Additionally, data expense, hosting and other costs increased $0.5 million, of which $0.1 million is attributed to the inclusion of eTapestry.

Other revenue

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

Other revenue	$2.2	$2.1	$0.1	5%	$4.2	$3.6	$0.6	17%
Direct controllable cost of other revenue	2.0	1.8	0.2	11%	3.8	3.1	0.7	23%
Segment income	$0.2	$0.3	$(0.1)	(33)%	$0.4	$0.5	$(0.1)	(20)%
Segment margin %	9%	14%			10%	14%

Other revenue includes the sale of business forms used in conjunction with our software products; reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations; fees from user

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue remained relatively constant with 2007 levels in the second quarter.

Direct controllable cost of other revenue includes human resource costs, costs of business forms and reimbursable expense relating to the performance of services at customer locations. The increase in the second quarter of 2008 compared to the second quarter of 2007 is due to a $0.4 million increase in conference costs offset by a decrease of $0.2 million in reimbursable expenses related to providing services at customer locations.

Other revenue increased in the first six months of 2008 primarily due to a $0.3 million increase in reimbursable travel-related costs from our services businesses.

The increase in the cost of other revenue in the first six months of 2008 compared to the first six months of 2007 is due to a $0.3 million increase in reimbursable expenses related to providing services at customer locations and a $0.4 million increase in conference costs.

U.S. GAAP gross profit

Segment income does not include an allocation of corporate costs, stock-based compensation expense and amortization expense. The following schedule reconciles total segment income to gross profit as stated on the statements of operations.

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

License fees	$8.8	$10.2	$(1.4)	(14)%	$17.6	$17.9	$(0.3)	(2)%
Consulting and education services	9.7	9.0	0.7	8%	17.9	15.5	2.4	15%
Analytic services	3.0	1.7	1.3	76%	5.0	3.2	1.8	56%
Maintenance	22.8	19.9	2.9	15%	44.5	39.2	5.3	14%
Subscriptions	6.0	3.8	2.2	58%	12.0	7.1	4.9	69%
Other	0.2	0.3	(0.1)	(33)%	0.4	0.5	(0.1)	(20)%
Total segment income	$50.5	$44.9	$5.6	12%	$97.4	$83.4	$14.0	17%
Less corporate costs not allocated to segment expenses:
Stock-based compensation	0.5	0.2	0.3	150%	1.0	0.5	0.5	100%
Amortization of intangible assets acquired in business combinations	0.9	0.5	0.4	80%	1.8	1.2	0.6	50%
Corporate overhead costs	2.8	2.8	-	- %	5.6	5.0	0.6	12%
Gross profit as stated in statements of operations	$46.3	$41.4	$4.9	12%	$89.0	$76.7	$12.3	16%
Gross margin %	64%	65%			63%	64%

Stock-based compensation expense and amortization expense are analyzed separately following the operating expenses section.

Allocated corporate overhead costs are comprised of depreciation, facilities and IT support costs. The increase in the second quarter of 2008 compared to 2007 is primarily the result of an increase in allocated depreciation expense of $0.2 million as the result of property and equipment acquired during the interim period.

The increase in allocated corporate overhead costs in the first six months of 2008 compared to 2007 is comprised of an increase in allocated depreciation of $0.4 million and an increase in allocated facilities costs of $0.4 million. Depreciation increased primarily as the result of property and equipment acquired during the interim period. Allocated facilities costs increased primarily as the result of higher maintenance costs related to hardware and software.

Operating expenses

The operating expenses analyzed below are presented on a non-GAAP basis as they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed, in total, in the section following the operating expense analysis.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Sales and marketing

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

Sales and marketing expense excluding stock-based compensation	$15.4	$14.0	$1.4	10%	$30.3	$26.6	$3.7	14%
Percentage of revenue	21%	22%			21%	22%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. The increase in sales and marketing expense in the second quarter of 2008 compared to the second quarter of 2007 is principally due to increases in the size of our sales force and the inclusion of eTapestry. During the second quarter of 2008, salaries, benefits and bonus expense increased $1.0 million, of which $0.5 million is due the inclusion of eTapestry. Other increases include higher advertising and marketing materials expenses of $0.6 million. These increases were partially offset by a decrease in recruiting and relocation and travel-related costs of $0.3 million.

The increase in sales and marketing expense in the first six months of 2008 compared to the first six months of 2007 is principally due to increases in the size of our sales force and the inclusion of eTapestry. During the first six months of 2008, salaries, benefits and bonus expense increased $2.3 million, of which $1.0 million is due the inclusion of headcount associated with the acquisition of eTapestry. Additionally, commission expenses increased $0.5 million due to higher commissionable sales. Other increases include higher allocated costs of $0.4 million and higher advertising and marketing expenses of $0.7 million. These increases were partially offset by a decrease in recruiting and relocation and travel-related costs of $0.2 million.

Research and development

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

Research and development expense excluding stock-based compensation	$8.1	$6.7	$1.4	21%	$16.4	$13.2	$3.2	24%
Percentage of revenue	11%	10%			12%	11%

Research and development expenses include salaries and related human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. During the second quarter of 2008, the increase in research and development costs is primarily due to a $1.3 million increase in salaries, benefits and bonus expense due to an increase in headcount as we expanded our investment in our products.

During the first six months of 2008, the increase in research and development costs is primarily due to a $2.6 million increase in salaries, benefits and bonus expense resulting from an increase in headcount and increased investment in this area of which $0.4 million is due to the inclusion of eTapestry. Further increases of $0.3 million are attributable to higher allocated costs and a further $0.2 million higher contracted services, recruiting and other costs.

Research and development as a percentage of revenue increased 1% point for both the three and six months ended June 30, 2008, respectively, compared to the same period in 2007 although absolute dollar expenses increased 21% and 24%, respectively, during this period.

General and administrative

	Three months ended June 30,				Six months ended June 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

General and administrative expense excluding stock-based compensation	$6.2	$5.6	$0.6	11%	$12.4	$10.7	$1.7	16%
Percentage of revenue	9%	9%			9%	9%

General and administrative expense consists primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support, and other administrative expenses. During the second quarter of 2008, general and administrative expenses increased $0.6 million compared to the second quarter of 2007, of which $0.2 million is

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

attributed to the inclusion of eTapestry. This increase of $0.6 million was primarily driven by an increase in salaries, benefits and bonus expense associated with additional headcount.

During the first six months of 2008, general and administrative expenses increased $1.7 million compared to the first six months of 2007, of which $0.4 million is attributed to the inclusion of eTapestry. The remaining increase of $1.3 million was primarily driven by a $1.2 million increase in salaries, benefits and bonus expense associated with additional headcount.

Stock-based compensation

Beginning on January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective transition method. SFAS No. 123(R) requires us to recognize compensation expense related to stock-based awards granted to employees.

Our consolidated statements of operations for the second quarter and first six months of 2008 and 2007 includes the amounts of stock-based compensation illustrated below:

	Three months ended June 30,				Six Months ended June 30,
(in thousands)	2008	2007	Change	% Change	2008	2007	Change	% Change
Included in cost of revenue:
Cost of services	$302	$182	$120	66%	$652	$339	$313	92%
Cost of maintenance	119	52	67	129	231	99	132	133
Cost of subscriptions	58	11	47	427	85	21	64	305
Total included in cost of revenue	479	245	234	96	968	459	509	111
Included in operating expenses:						-
Sales and marketing	295	261	34	13	581	521	60	12
Research and development	508	266	242	91	1,028	535	493	92
General and administrative	1,037	1,027	10	1	2,101	1,996	105	5
Total included in operating expenses	1,840	1,554	286	18	3,710	3,052	658	22
Total	$2,319	$1,799	$520	29%	$4,678	$3,511	$1,167	33%

Stock-based compensation is comprised of expense from stock options, restricted stock awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for the second quarter and first six months of 2008 and 2007.

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2008	2007	Change	% Change	2008	2007	Change	% Change
Stock-based compensation from:
Stock options	$306	$650	$(344)	(53)%	$668	$1,408	$(740)	(53)%
Restricted stock awards	1,534	973	561	58	3,077	1,762	1,315	75
Stock appreciation rights	479	176	303	172	933	341	592	174
Total stock-based compensation	$2,319	$1,799	$520	29%	$4,678	$3,511	$1,167	33%

The decrease in stock-based compensation from stock options in the second quarter and first six months of 2008 compared to the same periods of 2007 is the result of using the accelerated method for recognizing stock-based compensation expense associated with stock options. This method results in the recognition of more expense in the earlier periods of vesting when compared with the straight-line method of amortization, which results in equal amounts of expense in all vesting periods. Furthermore, there have been no new grants of stock options since 2005. The decrease in expense from stock options is more than offset by an increase in compensation expense from restricted stock awards due to an increase in number of awards granted and their associated amortization. Additionally, grants of stock appreciation rights, which began in the fourth quarter of 2006, contributed to an increase in stock-based compensation expense for the second quarter and first six months of 2008 compared to the same periods of 2007 as more rights have been granted.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Amortization

We allocate amortization expense is allocated according to the nature of the respective identifiable intangible asset and, to the extent associated directly with revenue, we allocate amortization expense to the respective cost of revenue. Amortization expense included in our consolidated statements of operations for the second quarter and first six months of 2008 and 2007 is illustrated below:

	Three months ended June, 30				Six months ended June 30,
(in thousands)	2008	2007	Change	% Change	2008	2007	Change	% Change
Included in cost of revenue:
Cost of license fees	$43	$43	$-	- %	$86	$67	$19	28%
Cost of services	334	312	22	7	668	533	135	25
Cost of maintenance	98	103	(5)	(5)	196	181	15	8
Cost of subscriptions	409	214	195	91	818	403	415	103
Cost of other revenue	19	21	(2)	(10)	38	37	1	3
Total included in cost of revenue	903	693	210	30	1,806	1,221	585	48
Included in operating expenses	167	98	69	70	334	182	152	84
Total	$1,070	$791	$279	35%	$2,140	$1,403	$737	53%

The increase in amortization expense for the three and six months ended June 30, 2008 compared to the same periods in 2007 is directly attributable to the acquisition of the Target Companies and eTapestry, which resulted in the recognition of approximately $32.8 million in identifiable intangible assets with lives ranging from 5 to 15 years. We expect amortization expense to increase in the future due to the closing of our acquisition of Kintera in July 2008.

Interest expense

Interest expense decreased approximately $0.2 million in the second quarter of 2008 compared with the second quarter of 2007. Interest expense decreased $0.5 million from $0.7 in the first six months of 2007 to $0.2 million in the first six months of 2008. The decreases in interest expense during the two periods is directly related to the lesser amount and duration of borrowing under our credit facility during 2008. We expect interest expense to increase in the third quarter of 2008 as a result of increased borrowing to fund the Kintera acquisition in July 2008.

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. The 2008 estimated annual effective tax rate of 39.7%, which excludes period-specific items, was applied as the effective rate for the three and six months ended June 30, 2008. Our actual effective rates for the three-months ended June 30, 2008 and 2007 were 38.1% and 38.7%, respectively.

We record our deferred tax assets and liabilities at an amount based upon a U.S. federal income tax rate of 35.0% and appropriate statutory tax rates of foreign, state and local jurisdictions in which we operate. If our tax rates change in the future, we may adjust our deferred tax assets and liabilities to an amount reflecting those income tax rates. Any such change will affect the provision for income taxes during the period that the determination is made.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.3 million reduction to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of June 30, 2008 and December 31, 2007 was $0.3 million and $0.6 million, respectively, of which $0.2 million and $0.4 million, respectively, would impact our effective rate if recognized. The decrease in unrecognized tax benefit resulted from the release of a liability due to the expiration of a statute of limitation during the second quarter. The release of this liability reduced our provision for tax expense by $0.3 million in the three and six months ended June 30, 2008. As of June 30, 2008 and December 31, 2007, the total amount of accrued interest and penalties included in the consolidated balance sheets was $0.2 million and $0.3 million, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits the Company has recorded for certain tax jurisdictions could significantly change in the next twelve months. A possible decrease could result from the finalization of state income tax reviews The amount of the reasonably possible decrease in the next twelve months is $0.2 million.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Liquidity and capital resources

At June 30, 2008, cash and cash equivalents totaled $10.0 million, compared to $14.8 million at December 31, 2007. The $4.8 million decrease in cash and cash equivalents during the first six months of 2008 is principally the result of:

•	generating $21.5 million of cash from operations; and

•	receiving $27.2 million in proceeds from the use of our credit facility which we used for short-term needs;

offset by:

•	$36.0 million used to purchase our stock under our stock repurchase program;

•	$2.9 million paid to the selling shareholders of the Target Companies and Campagne under earnout agreements;

•	$8.8 million in dividends paid to stockholders;

•	$3.0 million used to purchase fixed assets; and

•	$2.7 million used to repay borrowings under our credit facility

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

We have drawn on our credit facilities from time to time to help us meet other substantial short-term financial needs, such as business acquisitions and share repurchases. On July 25, 2007, we entered into a new five-year, $75.0 million credit facility to replace the existing three-year, $30.0 million credit facility that would have expired September 30, 2007; the new credit facility provides us with greater financial flexibility because of its size and more favorable terms compared with the previous facility. On June 23, 2008, we increased the credit facility by $15.0 million to an aggregate amount of $90.0 million. See Note 8 for more details of the terms of this credit facility.

Operating cash flow

Net cash provided by operating activities increased $2.1 million to $21.5 million in the six-month period ended June 30, 2008 compared to $19.4 million as reported for the six months ended June 30, 2007. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.

Working capital changes that impact the statement of cash flows include accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities and deferred revenue. Changes in accounts receivable and deferred revenue represent a decrease in operating cash flow of $7.7 million and $2.5 million in the six-month periods ended June 30, 2008 and 2007, respectively. This change is principally the result of a delay in customer billing that occurred during the second quarter of 2008 related to our conversion to a new accounting system in April. While customer billing is now current and consistent with our established practices, we billed approximately $15 million more in the month of June 2008 than in the same period last year and approximately 60% of the second quarters billings occurred in June compared to 37% in the prior year period. We expect to see larger than usual accounts receivable collections results in the third quarter of 2008 compared with what we have experienced in prior years’ third quarter; in fact, our collections on accounts receivable in July 2008 were $36.8 million compared with $28.7 million in July 2007.

Changes in our balances of accounts payable, accrued expenses and other liabilities and other current assets represent a decrease in operating cash flow of $1.3 million and $3.7 million in the six-month periods ended June 30, 2008 and 2007, respectively. Fluctuations in these changes affecting working capital accounts are primarily driven by the timing of vendor and tax payments and the timing of the receipt of customer payments.

Investing cash flow

Net cash used in the six-month period ended June 30, 2008 for investing activities was $5.9 million compared to $62.4 million of net cash used in investing activities during the six-month period ended June 30, 2007. The higher amount in

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

2007 is principally due to the acquisitions of the Target Companies on January 16, 2007. We invested $3.0 million in property and equipment in the first six months of 2008 compared to $3.1 million the first six months of 2007, an increase of $0.1 million.

Financing cash flow

Net cash used in financing activities for the six-month period ended June 30, 2008 was $20.3 million, comprised of $27.2 million provided by short-term borrowings and $0.4 million from the proceeds and excess tax benefits of stock option exercises offset by $36.0 million used for repurchases of our stock under our stock repurchase program, dividend payments of $8.8 million to stockholders, $2.7 million used to repay short-term borrowings and $0.3 million used to pay capital lease obligations. Comparatively, net cash used in financing activities for the six-month period ended June 30, 2007 was $7.2 million, comprised of $30.0 million provided by the issuance of debt in connection with the acquisition of the Target Companies and $1.5 million from the proceeds and excess tax benefits of stock option exercises, offset by $14.1 million used for repurchases of our stock, $15.0 million used to repay debt incurred in connection with the acquisition of the Target Companies, dividend payments of $7.5 million to stockholders, $0.2 million used to pay capital lease obligations and $1.9 million used to repay debt acquired in connection with the acquisitions of the Target Companies.

Commitments and contingencies

As of June 30, 2008, we had $24.5 million of outstanding debt and future minimum lease commitments of $18.8 million as follows (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$17,890	$3,812	$12,376	$1,497	$205
Capital leases	910	296	572	42	-
Short-term debt and interest	24,934	24,934	-	-	-
Total	$43,734	$29,042	$12,948	$1,539	$205

The commitments related to operating leases set forth above have not been reduced by the future minimum lease commitments under various sublease agreements extended through 2010.

We had $24.5 million of outstanding debt under our credit facility as of June 30, 2008. The amount in the table above of $24.9 million includes interest expense of $434,000, which assumes that $24.5 million that was outstanding as of June 30, 2008 will still be outstanding at the end of 2008. The actual interest expense recognized in our statements of operations will depend on the amount of debt and length of time the debt is outstanding, which could be different from our assumptions used in the table above.

In connection with the acquisition of eTapestry on August 1, 2007, discussed in Note 3 of the consolidated financial statements as of and for the six months ended June 30, 2008, we could pay up to a total of $1.5 million in contingent consideration based on the performance of eTapestry for the twelve-month periods ending September 30, 2008 and 2009.

As of June 30, 2008, we had accrued $0.3 million of state taxes and $0.2 million of interest and penalties related to uncertain tax positions taken in current and prior years. Please refer to Note 10 in our condensed notes to the consolidated financial statements for further information. We are unable to determine the period in which these liabilities will be settled, and accordingly, we have not included these amounts in the table above.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitment under these arrangements at June 30, 2008 was approximately $0.6 million through 2010. We incurred expense under these arrangements of $0.2 million and $0.4 million for the six months periods ended June 30, 2008 and 2007, respectively.

Our Board of Directors approved an increase in our annual dividend from $0.34 to $0.40 per share in 2008 and declared a third quarter dividend of $0.10 per share payable on September 16, 2008 to stockholders of record on August 28, 2008.

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

Foreign currency exchange rates

Approximately 14% of our total net revenue for the six-month period ended June 30, 2008 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.1 million at June 30, 2008 and at December 31, 2007.

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

Statements contained in this Form 10-Q, which are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include: general economic risks; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; management of integration of acquired companies and other risks associated with acquisitions; risks associated with successful implementation of multiple integrated software products; the ability to attract and retain key personnel; risks related to our dividend policy and share repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by the credit facility; risks associated with management of growth; lengthy sales and implementation cycles, particularly in larger organizations; technological changes that make our products and services less competitive;and the other risk factors set forth from time to time in our other SEC filings, including specifically our Annual Report on Form 10-K for the year ended December 31, 2007.

New accounting pronouncements

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic EPS using the two-class method. Under FSP EITF 03-6-1, restricted stock granted by us is considered to be participating and would need to be included in the calculation of basic earnings per share at adoption. We are currently evaluating the impact that FSP EITF 03-6-1 will have on its financial statements. FSP EITF 03-6-1 will be effective for us on January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 will be effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 will be effective for us on January 1, 2009. we are currently evaluating the potential impact of adopting FSP FAS 142-3.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R will be effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of adoption of SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 will be effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential impact of adoption of SFAS No. 160 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. In addition, FASB issued a staff position, FSP SFAS No. 157-1, to clarify that SFAS No. 157 does not apply under SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS No. 13. We adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The major categories of assets and liabilities that are measured at fair value, for which we have not yet applied the provisions of SFAS No. 157 include goodwill and long-lived assets subject to impairment tests under SFAS No. 142 and SFAS No. 144. We do not expect the adoption of SFAS No. 157, as it relates to non-financial assets and non-financial liabilities as noted in FSP 157-2, to have a material impact on our consolidated financial position, results of operations or cash flows.

Blackbaud, Inc.

Item 3.	Quantitative and qualitative disclosures about market risk

Due to the nature of our short-term investments, our lack of material long-term debt and our ability to use currently available sources of funds and anticipated cash flows from operations to finance our operations and anticipated capital expenditures, we have concluded that we currently face no material interest risk exposure. Therefore, no quantitative tabular disclosures are required. For a discussion of our exposure to foreign currency fluctuations, see the “Foreign currency exchange rates” section on page 32.

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

Changes in internal control over financial reporting

During the second quarter of 2008, we implemented a new enterprise resource planning, or ERP, system. The new ERP system was designed and implemented, in part, to enhance the overall system of internal control over financial reporting through further automation and integration of business processes and was not implemented in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. This implementation was significant in scale and complexity and significantly affected certain accounting functions. Both during and after the implementation, the Company maintained its internal control design by changing detailed key controls to achieve all key financial reporting assertions. As noted under “Liquidity and capital resources” in Part I—Item 2 “Management’s discussion and analysis of financial condition and results of operations,” the implementation did have an impact on accounts receivable and cash flow from operations that management believes was short term in nature. Other than the ERP implementation, during the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Blackbaud, Inc.

PART II. OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds

On June 13, 2007, our Board of Directors approved a new stock repurchase program that authorizes us to repurchase an amount of our common stock up to $35.0 million plus the aggregate amount of $6,181,751 that was authorized but not used under the prior stock repurchase program as of that date and terminated the prior program. The new program has no expiration date. On May 7, 2008 our Board of Directors approved a new stock repurchase program that authorizes the Company to purchase up to $40.0 million of the Company’s outstanding shares of common stock including the aggregate amount of $6,376,383 available but not yet used under the prior program as of that date and terminated the prior program.

Information about shares of common stock repurchased during the three months ended June 30, 2008 under our stock repurchase program, as well as common stock withheld by us to satisfy tax obligations of employees, appears in the table below.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs
Beginning balance, April 1, 2008				$18,274,474
April 1, 2008 through April 30, 2008	495,000	$23.01	495,000	$6,885,499
May 1, 2008 through May 31, 2008 (3)	84,406	$23.59	84,000	$38,500,289
June 1, 2008 through June 30, 2008	115	$23.57	-	$38,500,289
Total	579,521	$23.06	579,000

(1)	Includes 521 shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock during the period.

Item 4.	Submission of matters to a vote of security holders

Our stockholders voted on two items at the 2008 Annual Meeting of Stockholders held on June 18, 2008:

1.	The election of three Class A directors to terms ending in 2011;
2.	Approval of the Blackbaud, Inc. 2008 Equity Incentive Plan; and
3.	Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm.

The nominees for directors were elected based upon the following votes:

Nominee	Votes for	Votes withheld
Timothy Chou	40,290,902	1,798,122
Marco W. Hellman	40,289,275	1,799,749
Carolyn Miles	41,899,308	189,716

George H. Ellis and Andrew M. Leitch continued their terms as Class B directors, with terms expiring in 2009, and Marc E. Chardon and John P. McConnell continued their terms as Class C directors, with terms expiring in 2010.

The Blackbaud, Inc. 2008 Equity Incentive Plan was approved as follows:

Votes For	Votes against	Abstentions
26,296,403	12,279,097	78,383

Blackbaud, Inc.

PART II. OTHER INFORMATION

Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm was approved as follows:

Votes For	Votes against	Abstentions
41,785,706	237,925	65,392

Item 6.	Exhibits

Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: August 11, 2008	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer