Form 10-Q
period 2008-09-30
BLACKBAUD INC
filed 2008-11-10
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares of the registrant’s Common Stock outstanding as of November 4, 2008 was 43,276,061.

BLACKBAUD, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial statements
	Consolidated balance sheets as of September 30, 2008 and December 31, 2007 (unaudited)	1
	Consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 (unaudited)	2
	Consolidated statements of cash flows for the three and nine months ended September 30, 2008 and 2007 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the nine months ended September 30, 2008 and the year ended December 31, 2007 (unaudited)	4
	Condensed notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	19
Item 3.	Quantitative and qualitative disclosures about market risk	34
Item 4.	Controls and procedures	34

PART II. OTHER INFORMATION

Item 1A.	Risk factors	35
Item 2.	Unregistered sales of equity securities and use of proceeds	35
Item 5.	Other information	35
Item 6.	Exhibits	36

Signatures		37
Exhibit –10.37
Exhibit – 31.1
Exhibit – 31.2
Exhibit – 32.1
Exhibit – 32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial statements

Blackbaud, Inc.

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$12,303	$14,775
Marketable securities	1,572	-
Donor restricted cash	14,942	-
Accounts receivable, net of allowance of $2,617 and $1,935 at September 30, 2008 and December 31, 2007, respectively	57,196	44,689
Prepaid expenses and other current assets	13,010	11,279
Deferred tax asset, current portion	6,166	2,276

Total current assets	105,189	73,019
Property and equipment, net	21,283	16,962
Deferred tax asset	69,436	51,696
Goodwill	74,423	58,275
Intangible assets, net	50,226	37,272
Other assets	505	470

Total assets	$321,062	$237,694

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$7,686	$5,802
Accrued expenses and other current liabilities	23,805	20,575
Donations payable	14,942	-
Capital lease obligations, current portion	419	513
Debt, current portion	21,020	-
Deferred revenue	119,600	93,106

Total current liabilities	187,472	119,996
Capital lease obligations, noncurrent	281	586
Long-term debt, net of current portion	40,562	-
Deferred revenue, noncurrent	3,344	2,994
Other noncurrent liabilities	624	1,015

Total liabilities	232,283	124,591

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized, 50,750,044 and 50,450,675 shares issued at September 30, 2008 and December 31, 2007, respectively	51	50
Additional paid-in capital	113,671	105,687
Treasury stock, at cost; 7,249,753 and 5,431,852 shares at September 30, 2008 and December 31, 2007, respectively	(127,751)	(85,487)
Accumulated other comprehensive (loss) income	(63)	137
Retained earnings	102,871	92,716

Total stockholders’ equity	88,779	113,103

Total liabilities and stockholders’ equity	$321,062	$237,694

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2008	2007	2008	2007
Revenue
License fees	$ 8,099	$8,549	$ 27,337	$27,646
Services	27,076	26,341	75,988	66,873
Maintenance	27,411	24,015	79,212	69,615
Subscriptions	15,547	7,063	33,342	17,395
Other revenue	1,965	1,867	6,157	5,496

Total revenue	80,098	67,835	222,036	187,025

Cost of revenue
Cost of license fees	1,011	699	2,660	1,979
Cost of services	16,703	14,583	47,301	40,305
Cost of maintenance	5,363	4,298	14,662	12,537
Cost of subscriptions	6,259	2,727	13,739	6,841
Cost of other revenue	1,970	1,736	5,841	4,872

Total cost of revenue	31,306	24,043	84,203	66,534

Gross profit	48,792	43,792	137,833	120,491

Operating expenses
Sales and marketing	16,686	14,616	47,597	41,756
Research and development	10,568	7,253	27,977	21,006
General and administrative	9,848	6,436	24,387	19,172
Amortization	190	143	524	325

Total operating expenses	37,292	28,448	100,485	82,259

Income from operations	11,500	15,344	37,348	38,232
Interest income	219	155	418	682
Interest expense	(603)	(320)	(821)	(1,066)
Other expense, net	(152)	(343)	(192)	(420)

Income before provision for income taxes	10,964	14,836	36,753	37,428
Income tax provision	3,648	6,028	13,407	14,661

Net income	$ 7,316	$8,808	$ 23,346	$22,767

Earnings per share
Basic	$ 0.17	$ 0.20	$ 0.54	$ 0.52
Diluted	$ 0.17	$ 0.20	$ 0.53	$ 0.51

Common shares and equivalents outstanding
Basic weighted average shares	42,668,276	43,557,370	43,112,209	43,524,815
Diluted weighted average shares	43,409,941	44,526,524	43,889,859	44,510,155
Dividends per share	$ 0.100	$ 0.085	$ 0.300	$ 0.255

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2008	2007
Cash flows from operating activities
Net income	$23,346	$22,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,099	5,771
Provision for doubtful accounts and sales returns	4,018	2,275
Stock-based compensation expense	7,912	4,868
Excess tax benefit on exercise of stock options	(168)	(2,304)
Deferred taxes	1,837	7,961
Other non-cash adjustments	80	50
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(12,516)	(6,592)
Prepaid expenses and other assets	(1,020)	(562)
Trade accounts payable	904	(1,035)
Accrued expenses and other liabilities	(5,459)	3,301
Donor restricted cash	(6,343)	-
Donations payable	6,343	-
Deferred revenue	19,963	13,342

Net cash provided by operating activities	47,996	49,842

Cash flows from investing activities
Purchase of property and equipment	(5,577)	(4,731)
Purchase of net assets of acquired companies, net of cash acquired	(49,927)	(84,434)

Net cash used in investing activities	(55,504)	(89,165)

Cash flows from financing activities
Proceeds from issuance of debt	86,000	48,000
Proceeds from exercise of stock options	696	2,402
Excess tax benefit on exercise of stock options	168	2,304
Payments on debt	(27,283)	(38,422)
Payments of deferred financing fees	(47)	(418)
Payments on capital lease obligations	(427)	(335)
Purchase of treasury stock	(40,338)	(14,454)
Dividend payments to stockholders	(13,196)	(11,259)

Net cash provided by (used in) financing activities	5,573	(12,182)

Effect of exchange rate on cash and cash equivalents	(537)	(96)

Net decrease in cash and cash equivalents	(2,472)	(51,601)
Cash and cash equivalents, beginning of period	14,775	67,783

Cash and cash equivalents, end of period	$12,303	$16,182

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

(Unaudited)

(in thousands, except share amounts)	Comprehensive income	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Retained	Total stockholders’
		Shares	Amount	capital	stock	income (loss)	earnings	equity
Balance at December 31, 2006		49,205,522	$49	$88,409	$(69,630)	$232	$76,298	$95,358

Net income	$31,724	-	-	-	-	-	31,724	31,724
Payment of dividends	-	-	-	-	-	-	(15,074)	(15,074)
Purchase of 633,878 treasury shares under stock repurchase program and surrender of 54,079 shares upon restricted stock vesting	-	-	-	-	(15,857)	-	-	(15,857)
Exercise of stock options	-	776,125	1	5,450	-	-	-	5,451
Tax impact of exercise of nonqualified stock options	-	-	-	4,931	-	-	-	4,931
Cumulative effect of FIN 48 adoption	-	-	-	-	-	-	(269)	(269)
Stock-based compensation	-	-	-	6,897	-	-	37	6,934
Restricted stock grants	-	549,320	-	-	-	-	-	-
Restricted stock cancellations	-	(80,292)	-	-	-	-	-	-
Translation adjustment, net of tax	(95)	-	-	-	-	(95)	-	(95)

Comprehensive income	$31,629
Balance at December 31, 2007		50,450,675	$50	$105,687	$(85,487)	$137	$92,716	$113,103
Net income	$23,346	-	-	-	-	-	23,346	23,346
Payment of dividends	-	-	-	-	-	-	(13,196)	(13,196)
Purchase of 1,810,758 treasury shares under stock repurchase program and surrender of 7,143 shares upon restricted stock vesting	-	-	-	-	(42,264)	-	-	(42,264)
Exercise of stock options	-	101,492	1	695	-	-	-	696
Tax impact of exercise of nonqualified stock options	-	-	-	168	-	-	-	168
Stock-based compensation	-		-	7,121	-	-	5	7,126
Restricted stock grants	-	222,889	-	-	-	-	-	-
Restricted stock cancellations	-	(25,012)	-	-	-	-	-	-
Translation adjustment, net of tax	(200)	-	-	-	-	(200)	-	(200)

Comprehensive income	$23,146
Balance at September 30, 2008		50,750,044	$51	$113,671	$(127,751)	$(63)	$102,871	$88,779

The accompanying notes are an integral part of these consolidated financial statements

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

1. Organization

Blackbaud, Inc. (the “Company”) is the leading global provider of software and related services designed specifically for nonprofit organizations. The Company provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. As of September 30, 2008, the Company had approximately 22,000 customers distributed across multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim financial statements

The interim consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and other forms filed with the SEC from time to time.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the 2007 statement of cash flows have been reclassified to conform to the 2008 presentation. Under the current presentation, the excess tax benefit on the exercise of stock options from 2007 is shown as a separate adjustment to reconcile net income to net cash provided by operating activities rather than being included in the change in accrued expenses and other current liabilities.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include revenue recognition, the allowance for sales returns and doubtful accounts, the valuation of long-lived and intangible assets and goodwill, stock-based compensation and the provision for income taxes and valuation of deferred tax assets. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

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

•

American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the AICPA;

•	SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements;”

•	Emerging Issues Task Force (“EITF”) Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware;”

•	EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables;” and

•	SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

The Company recognizes revenue from the sale of perpetual software license rights when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is probable. The Company deems acceptance of an agreement to be evidence of an arrangement. Delivery occurs when the product is shipped or transmitted. The Company’s typical license agreement does not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within its standard payment terms. The Company considers payment terms greater than 90 days to be beyond its customary payment terms. The Company deems collection probable if it expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, the Company postpones recognition of the revenue until collection. The Company sells software licenses with maintenance, varying levels of professional services and in certain instances with hosting services. The Company allocates revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. Fair value for maintenance services associated with software licenses is based upon renewal rates stated in the agreements with customers, which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis. Revenue from hosting services associated with software licensed under perpetual rights is recognized as the service is performed.

For contractual arrangements covering the use of the Company’s hosted applications, such as Kintera Sphere, eTapestry and TeamApproach, stand alone value of the delivered items and fair value of undelivered items in the arrangement have not been established. Such items would include upfront activation, implementation and hosting of the solution. For these arrangements the Company treats the transaction as a single element and the revenue is deferred until the hosted application is deployed and in use, at which time revenue is recognized over the remaining term of the arrangement. Revenue from transaction processing fees is recognized when received. Credit card fees directly associated with processing customer donations and billed to customers are netted in revenue in accordance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal verses Net as an Agent.” Direct and incremental costs relating to activation and implementation are capitalized until the hosted application is deployed and in use, and then expensed over the remaining term of the arrangement.

The Company’s consulting, installation and implementation services are generally billed based on hourly rates plus reimbursable travel-related expenses. For small service engagements, less than $10,000, the Company frequently contracts for and bills based on a fixed fee plus reimbursable travel-related expenses. The Company recognizes this revenue upon completion of the work performed. When the services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the software and rarely exceed three months in duration. The Company recognizes revenue as these services are performed. When the Company enters into larger fixed-price contracts, it recognizes revenue on a percent-complete basis.

The Company recognizes analytic services revenue from donor prospect research engagements, the sale of lists of potential donors, benchmarking studies and data modeling service engagements upon delivery.

The Company sells training at a fixed rate for each specific class, at a per attendee price or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. Additionally, the Company sells a fixed-rate program which permits customers to attend unlimited training over a specified contract period, typically one year and subject to certain restrictions, and revenue is recognized ratably over this contract period.

The Company recognizes revenue from maintenance services ratably over the contract term, which is principally one year. Maintenance contracts also include the right to unspecified product upgrades on an if-and-when-available basis. Certain support services are sold in prepaid units of time and recognized as revenue upon their usage.

To the extent that customers are billed or pay for the above described services in advance of delivery, such amounts are recorded in deferred revenue.

Donor restricted cash and donations payable

Restricted cash consists of donations collected by the Company and payable to its customers, net of the associated transaction fees earned. The Company segregates monies associated with donations payable in a separate bank account with such monies used exclusively for the payment of donations payable. This usage restriction is internally imposed and reflects the Company’s intention with regard to such deposits.

Marketable securities

The Company classifies all investments in marketable securities as available-for-sale. The Company periodically reviews the fair value of its marketable securities to determine if declines in the fair value of individual securities are other-than-temporary in nature. If so, the Company will write down the carrying value of the security to its estimated fair value and recognize the write-down as a charge in the consolidated statement of operations. Unrealized gains and losses are recorded in accumulated other comprehensive income at each measurement date.

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

When possible, the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue in the consolidated statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Included in cost of revenue:
Cost of license fees	$80	$43	$166	$110
Cost of services	336	318	1,004	851
Cost of maintenance	370	110	566	291
Cost of subscriptions	931	327	1,749	730
Cost of other revenue	18	28	56	65
Total included in cost of revenue	1,735	826	3,541	2,047
Included in operating expenses	190	143	524	325
Total	$1,925	$969	$4,065	$2,372

Income taxes

Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with its 1999 recapitalization, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999, has been subject to federal and state income taxes. Upon this conversion and as a result of the recapitalization, the Company recorded a one-time benefit of $107,000,000 to establish a deferred tax asset. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company did not record a valuation allowance against this item in its deferred tax asset as of September 30, 2008 or December 31, 2007 as the Company believed at those dates it was more likely than not that it would be able to utilize this benefit, which is dependent upon the Company’s ability to generate future taxable income.

Significant judgment is required in determining the provision for income taxes. The Company records its tax provision at anticipated tax rates based on estimates of annual pretax income. To the extent that actual results differ from estimated amounts that were initially recorded, the differences impact the income tax provision in the period in which the determination is made and could have an impact on deferred tax assets and liabilities. Deferred tax assets and liabilities are recorded based upon a U.S. federal income tax rate of 35.0% and appropriate statutory rates of various foreign, state and local jurisdictions in which the Company operates. If tax rates change, the deferred tax assets and liabilities may be adjusted to an amount reflecting those income tax rates. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Such tax benefits recognized in the consolidated financial statements are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Except as permitted in FSP 157-2, the Company adopted SFAS No. 157 on January 1, 2008 with no material impact on its consolidated financial statements. The major categories of assets and liabilities that are measured at fair value, for which the Company has not yet applied the provisions of SFAS No. 157, include goodwill and long-lived assets subject to impairment tests under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS

No. 142”), and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company does not expect the further adoption of SFAS No. 157 on January 1, 2009 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset applies to such assets acquired after the effective date, and the disclosure requirements apply to all intangible assets recognized as of and subsequent to the effective date. The Company does not expect FSP FAS 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective November 15, 2008. The Company does not expect SFAS No. 162 will have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the calculation of basic earnings per share pursuant to the two-class method. Under FSP EITF 03-6-1, restricted stock issued by the Company is considered to be a participating security. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1 on January 1, 2009.

3. Business combinations

Target Companies

On January 16, 2007, the Company acquired Target Software, Inc. and Target Analysis Group, Inc. (collectively the “Target Companies”), privately owned affiliated companies based in Cambridge, Massachusetts. The Target Companies provide solutions that help organizations analyze, plan, forecast, execute and manage high-volume fundraising campaigns while simultaneously helping them maintain long-term constituent relationships. The acquisition of the Target Companies significantly advances the Company’s strategic goal of providing a complete solution that will meet the fundraising and direct marketing needs of the nonprofit sector. The Company acquired all of the outstanding capital stock of the Target Companies for $58,733,000, including direct acquisition-related costs, in a cash transaction that was financed by a combination of cash on hand and borrowings under the Company’s revolving credit facility. The results of operations of the Target Companies are included in the consolidated financial statements of the Company from the date of acquisition.

At the acquisition date, an additional amount of up to $2,400,000 was contingently payable to the sellers under an earn-out arrangement based upon performance of the acquired businesses over the year subsequent to the acquisition. On March 24, 2008, the Company paid $2,327,000 of contingent consideration which was recorded as an additional acquisition cost and increased the balance of goodwill. There is no further obligation in connection with the acquisition of the Target Companies.

eTapestry

On August 1, 2007, the Company acquired eTapestry.com, Inc. (“eTapestry”), a privately owned company based near Indianapolis, Indiana. eTapestry is the provider of an on-demand fundraising solution. The acquisition of eTapestry allows the Company to address a broader market opportunity by providing an on-demand solution that is suited for smaller organizations interested in a relatively low-cost offering and mid-sized nonprofits interested in a stand-alone fundraising solution deployed in an on-demand model. The Company acquired all of the outstanding capital stock of eTapestry for $25,429,000 in a cash transaction financed by a combination of cash on hand and borrowings under the Company’s revolving credit facility. The results of operations of eTapestry are included in the consolidated financial statements of the Company from the date of acquisition.

At the acquisition date, an additional amount of up to $1,500,000 was contingently payable to certain eTapestry employees under a stock-based incentive arrangement based upon performance of the acquired business over the two years subsequent to the acquisition date. For the year ending September 30, 2008 (“Year 1”), the amount is not to exceed $500,000, and for the year ending September 30, 2009 (“Year 2”) the amount is not to exceed $1,000,000. Based on performance achieved for Year 1, the Company accrued as of September 30, 2008, a liability of $500,000 which was charged to stock-based compensation cost. The liability is payable in shares of the Company’s common stock within 60 days of September 30, 2008. The Company remains contingently liable for $1,000,000 for Year 2 performance.

Kintera

On July 8, 2008, the Company acquired Kintera, Inc. (“Kintera”), a publicly-traded company based in San Diego, California. Kintera is a leader in providing web-based, software-as-a-service solutions to the nonprofit market. The acquisition of Kintera adds experience in on-demand solutions and expands the Company’s online offerings. The Company acquired all of the outstanding capital stock of Kintera through a tender offer, paying $1.12 per share for a total of $45,660,000. The Company financed this acquisition with cash on hand and borrowings under the Company’s revolving credit facility. The total purchase price of $50,012,000 includes $2,417,000 in payments to Kintera management under change of control provisions and $1,935,000 of direct acquisition-related costs. The results of operations of Kintera are included in the consolidated financial statements of the Company from the date of acquisition.

The Company has allocated the purchase price based on a preliminary valuation as the final valuation report is not expected to be issued until the end of 2008. Differences, if any, between the preliminary valuation and the final valuation are not expected to be significant. Identifiable intangible assets acquired are amortized on a straight-line and accelerated basis as noted in the table below. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition.

(in thousands)
Cash and cash equivalents	$2,980
Accounts receivable	4,479
Other assets, current and noncurrent	11,099
Deferred tax assets, current and noncurrent	23,602
Property and equipment	3,833
Intangibles	17,050
Goodwill	13,446
Trade accounts payable	(1,043)
Accrued expenses and other current liabilities	(14,590)
Deferred revenue, current and noncurrent	(7,871)
Debt, current and noncurrent	(2,973)
$50,012

None of the goodwill arising in the acquisition is deductible for income tax purposes. The acquisition resulted in the identification of $17,050,000 of intangible assets, all of which are subject to amortization. Customer relationships are amortized on an accelerated basis. Marketing assets and software are amortized on a straight-line basis. The following table presents the amounts assigned to each intangible asset class:

	Intangible assets acquired (in thousands)	Amortization period (in years)
Marketing assets	$740	8
Customer relationships	12,200	4 -13
Software	4,110	4 - 8
	$17,050

In connection with the acquisition, the Company entered into employment agreements with four members of Kintera’s management team that include bonuses totaling up to $449,000, payable in shares of the Company’s common stock in February 2009 if they are still employees at that time. In addition, the Company entered into an employment agreement with the former CEO of Kintera that includes a bonus of $330,000, payable in shares of the Company’s common stock in July 2009 conditioned upon his continued employment and achievement of certain performance targets. As of September 30, 2008, the Company had accrued $284,000 of compensation cost in connection with these bonus arrangements.

Pro forma information

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions of the Target Companies and Kintera had taken place at the beginning of the periods presented. The eTapestry acquisition is excluded because its results would not have had a material impact to the consolidated results of operations for the periods presented. The pro forma information includes the business combination effect of the amortization charges from acquired intangible assets, adjustments to interest income and related tax effects. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Revenue	$80,778	$79,772	$241,614	$223,257
Net income	5,343	7,609	17,061	14,284

Earnings per share, basic	$0.13	$0.17	$0.40	$0.33
Earnings per share, diluted	0.12	0.17	0.39	0.32

Campagne

On April 21, 2008, the Company made the final payment of contingent consideration in connection with the 2006 acquisition of Campagne Associates, Ltd. (“Campagne”). The Company recorded the entire payment of $569,000 as an increase in goodwill. Cumulatively, the Company paid a total of $1,563,000 of the potential $2,500,000 of contingent consideration; there is no further obligation in connection with the acquisition of Campagne.

4. Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflects the assumed conversion of all dilutive securities using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of non-vested restricted stock and settlement of stock appreciation rights and certain liabilities that will be paid in shares of common stock. There were no anti-dilutive potential common shares outstanding for the three and nine months ended September 30, 2008 and 2007.

The following table sets forth the computation of basic and diluted earnings per share.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2008	2007	2008	2007
Numerator:
Net income, as reported	$7,316	$8,808	$23,346	$22,767

Denominator:
Weighted average common shares	42,668,276	43,557,370	43,112,209	43,524,815
Add effect of dilutive securities:
Stock options and restricted stock	672,345	969,154	708,330	985,340
Liabilities to be paid in shares of common stock	69,320	-	69,320	-

Weighted average common shares assuming dilution	43,409,941	44,526,524	43,889,859	44,510,155

Earnings per share:
Basic	$0.17	$0.20	$0.54	$0.52
Diluted	$0.17	$0.20	$0.53	$0.51

5. Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Net income	$7,316	$8,808	$23,346	$22,767
Foreign currency translation adjustment, net of tax	(154)	57	(200)	30
Comprehensive income	$7,162	$8,865	$23,146	$22,797

For the three months ended September 30, 2008 and 2007, the amount of income tax expense allocated to foreign currency translation adjustments was a benefit of $98,000 and an expense of $35,000, respectively. For the nine months ended September 30, 2008 and 2007, the amount of income tax expense allocated to foreign currency translation adjustments was a benefit of $127,000 and an expense of $18,000, respectively.

6. Marketable securities

As of September 30, 2008, marketable securities measured at fair value on a recurring basis consisted of the following (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Certificate of deposit	$96	$-	$96
Auction rate security	-	975	975
US government bond	501	-	501
	$597	$975	$1,572

The auction rate security has an aggregate principal balance of $1,000,000 on which interest is paid at the maximum contractual rates. Subsequent to September 30, 2008, the Company accepted an offer to sell the security at its par value and the sale closed on November 4, 2008. On October 15, 2008, the U.S. government bond matured.

The Company estimated the fair value of these auction rate securities using the discounted cash flow method (Level 3 inputs). The discounted cash flow method determines fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. Based on the discounted cash flow model, the Company determined that the fair value of the auction rate security had not changed during the third quarter of 2008. The determination of the fair value of the auction rate security also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty.

The following table summarizes the changes in fair values (pre-tax) for Level 3 items for the three months ended September 30, 2008.

(in thousands)	Level 3
Beginning balance	$-
Assets acquired in business combination	975

Ending balance	$975

The Company has reviewed all other investments at September 30, 2008 for impairment and concluded that their carrying value approximated their fair value.

7. Prepaid expenses and other current assets

Prepaid expenses and other current assets as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
(in thousands)	2008	2007
Taxes, prepaid and receivable	$2,423	$5,547
Prepaid software maintenance and royalties	3,940	2,131
Deferred sales commissions	2,967	1,903
Other	3,680	1,698
Total	$13,010	$11,279

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
(in thousands)	2008	2007
Accrued bonuses	$6,553	$6,566
Taxes payable	3,303	3,306
Share repurchases payable	1,737	-
Accrued commissions and salaries	3,363	2,967
Accrued accounting and legal fees	1,468	1,766
Customer credit balances	2,863	1,588
Accrued healthcare costs	719	1,094
Other	3,799	3,288
Total	$23,805	$20,575

9. Debt

Revolving credit facility

On July 25, 2007, the Company entered into a $75,000,000 revolving credit facility. The credit facility has a term of five years, is guaranteed by the Company’s material domestic subsidiaries and is collateralized with the stock of all of the Company’s subsidiaries. Amounts borrowed under the credit facility bear interest, at the Company’s option, at a variable rate based on (a) the higher of the prime rate plus a margin of up to 0.5% or federal funds rate plus a margin of 0.5% to 1.0% (“Base Rate Loans”) or (b) LIBOR plus a margin of 1.0% to 1.5% (“LIBOR Loans”). The actual amount of the margin depends on the nature of the loan and the Company’s leverage ratio at the time of the borrowing. The Company also pays a quarterly commitment fee on the unused portion of the credit facility equal to 0.2%, 0.25% or 0.3% per annum, depending on the Company’s leverage ratio.

Under the terms of the credit agreement, the Company may elect not more than twice over the term of the agreement to increase the amount available under the facility for an aggregate amount of up to $50,000,000, subject to certain terms and conditions. On June 23, 2008, the Company exercised one of its two options to increase the credit facility by $15,000,000 to an aggregate available amount of $90,000,000. All principal covenants and financial terms of the facility remained unchanged. As of September 30, 2008, outstanding borrowings under the credit facility were $59,000,000.

Under our credit facility we have the ability to choose either Base Rate Loans or LIBOR Loans. Base Rate Loans have a maturity that is commensurate with the maturity of the credit facility. LIBOR Loans can be one, two, three or six month maturities. Accordingly, we have the ability to extend the maturity of our borrowings by rolling the current borrowings into longer term borrowings. We evaluate the classification of our debt based on the maturity of individual borrowings and any roll-over of borrowings subsequent to the balance sheet date, but prior to issuance of the financial statements. Subsequent to September 30, 2008, $39,000,000 of our LIBOR Loans that were outstanding at the balance sheet date were refinanced with Base Rate Loans. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced”, we have classified these amounts as long-term in our consolidated balance sheet.

Note payable

Effective with the acquisition of Kintera, the Company assumed a note payable that Kintera had executed on December 1, 2007 in the amount of $3,161,000 for the purchase of computer equipment. The note is collateralized by the underlying computer equipment, bears interest at a rate of 11.34% and has a maturity date of November 30, 2010. The Company recorded the note at its fair value as of the acquisition date, which resulted in an increase of $113,000 in the carrying value. Payments of principal and interest totaling $1,248,000 are due in each of 2008 and 2009, and payments totaling $1,144,000 are due in 2010. As of September 30, 2008, the note payable balance was $2,582,000, of which $1,020,000 is the current portion.

10. Commitments and contingencies

Leases

In 1999, the Company entered into a lease agreement for its headquarters facility with a limited liability company, approximately 4% of which is owned by each of two current executive officers of the Company. The initial term of the lease is ten years with two five-year renewal options by the Company. The current annual base rent is $4,854,000, payable in equal monthly installments. The base rate escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement.

The Company has subleased a portion of its headquarters facility under various agreements extending through 2010. Rental income under these agreements reduced the Company’s rent expense by $68,000 and $93,000 for the three months ended September 30, 2008 and 2007, respectively, and by $198,000 and $294,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company’s operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $377,000 annually through 2010.

The Company has also received and expects to continue to receive through 2015, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These payments, which are recorded as a reduction of rent expense, were $382,000 and $650,000 for the three months ended September 30, 2008 and 2007, respectively, and $1,482,000 and $1,496,000 for the nine months ended September 30, 2008 and 2007, respectively.

The Company leases various office space and equipment under operating leases. The Company also has various non-cancellable capital leases for computer equipment and furniture.

As of September 30, 2008, the future minimum lease commitments related to these lease agreements, net of related sublease commitments, were as follows:

Years ending December 31: (in thousands)	Operating leases	Capital leases
2008 - remaining	$2,129	$136
2009	8,666	423
2010	5,720	169
2011	2,045	40
2012	1,118	2
2013 and thereafter	204	-
Total minimum lease payments	$19,882	770
Less: portion representing interest		70
Present value of net minimum lease payments		700
Less: current maturities		419
Long-term maturities		$281

Other commitments

The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. The Company incurred expense under this agreement of $50,000 for the three months ended September 30, 2008 and 2007 and $150,000 for the nine months ended September 30, 2008 and 2007.

The Company utilizes third-party relationships in conjunction with its products, with contractual arrangements varying in length from one to three years. In some cases, these arrangements require a minimum annual purchase commitment. As of September 30, 2008, the aggregate minimum purchase commitment under these arrangements was $415,000 through 2010. The Company incurred expense under these arrangements of $204,000 and $203,000 for the three months ended September 30, 2008 and 2007, respectively, and $410,000 and $628,000 for the nine months ended September 30, 2008 and 2007, respectively.

Legal contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes the amount of potential liability with respect to these actions will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

11. Income taxes

The Company calculated the provision for income taxes for the nine months ended September 30, 2008 using the projected effective tax rate for fiscal 2008. The 2008 estimated annual effective tax rate of 39.4%, which excludes period-specific items, was applied as the effective rate for the three months ended September 30, 2008. The Company’s effective tax rate for the three months ended September 30, 2008 and 2007, including the effects of period-specific events, was 33.3% and 40.6%, respectively. As of September 30, 2008, the Company had state tax credits of $11,373,000, $7,392,000 net of federal tax effect, which will expire between 2009 and 2022 if unused. As of September 30, 2008, these tax credits had a valuation reserve of $6,406,000, $4,164,000 net of federal tax effect. The valuation allowance increased $419,000 during the three and nine months ended September 30, 2008.

The Company recorded in stockholders’ equity excess tax benefits on stock option exercises of $168,000 and $2,304,000 for the nine months ended September 30, 2008 and 2007, respectively.

During the second quarter of 2008, the Company recognized as a benefit in income tax expense $300,000 of benefit and $164,000 of associated interest and penalties due to a certain statute of limitation expiring during the period. As of September 30, 2008 and December 31, 2007, the Company’s total unrecognized tax benefit was $329,000 and $629,000, respectively. The total amount of unrecognized tax benefits as of September 30, 2008 that, if recognized, would affect the effective tax rate was $214,000. The total amount of interest and penalties included in the consolidated balance sheets as of September 30, 2008 and December 31, 2007 was $223,000 and $386,000, respectively.

12. Stock-based compensation

The Company, effective upon the approval of its stockholders on June 18, 2008, adopted the Blackbaud, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). Under the 2008 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to eligible employees, directors and consultants. The Company has three other stock-based compensation plans, the 2004 Stock Plan, the 2001 Stock Option Plan and the 1999 Stock Option Plan, under which no additional grants may be made.

Beginning January 1, 2006, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Compensation cost for grants outstanding on January 1, 2006 is being recognized over the remaining service period using various grant date fair values and amortization methods. The Company did not grant any stock options in the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Company granted 222,889 shares of restricted stock and 164,699 stock appreciation rights. The aggregate grant date fair value of these awards was $6,078,000.

The Company allocates stock-based compensation to expense categories in the consolidated statements of operations. The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Included in cost of revenue:
Cost of services	$360	$187	$1,012	$526
Cost of maintenance	138	52	369	151
Cost of subscriptions	68	35	153	56
Total	566	274	1,534	733
Included in operating expenses:
Sales and marketing	424	23	1,005	544
Research and development	581	260	1,609	795
General and administrative	1,663	800	3,764	2,796
Total	2,668	1,083	6,378	4,135
Total	$3,234	$1,357	$7,912	$4,868

13. Stockholders’ equity

Dividends

The following table provides information with respect to quarterly dividends paid on common stock during the nine months ended September 30, 2008.

Date Declared	Dividend per Share	Record Date	Payable Date
February 5	$0.10	February 28	March 14
May 7	$0.10	May 28	June 16
August 4	$0.10	August 28	September 15

On November 3, 2008, the Company’s Board of Directors declared a fourth quarter dividend of $0.10 per share payable on December 15, 2008 to stockholders of record on November 28, 2008.

Stock repurchase program

On May 7, 2008, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to purchase up to $40,000,000 of its outstanding shares of common stock. The prior program was terminated at that date and the remaining balance that was authorized but not used was included in the amount authorized under the new program. The new program does not have an expiration date. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors.

The following table provides information about the shares that were purchased during the nine months ended September 30, 2008.

	Program date	Shares repurchased	Average price	Cost (in thousands)
Prior program	June 13, 2007	1,435,745	$24.03	$34,498
New program	May 7, 2008	375,013	$20.21	$7,577
Total		1,810,758	$23.24	$42,075

14. Segment information

The Company has determined that it has six reportable segments based on the way that management organizes operating results to make operating decisions and to assess financial performance. Internal financial reports disaggregate certain operating information into these six reportable segments. The Company’s chief operating decision maker is its Chief Executive Officer, or CEO. The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any reports presenting segment balance sheet information.

The segment revenues and direct controllable costs, which include salaries, related benefits, third-party contractors, data expense and classroom rentals, for the three and nine months ended September 30, 2008 and 2007 were as follows:

(in thousands)	License fees	Consulting and education services (1)	Analytic services (2)	Maintenance	Subscriptions	Other	Total
Three months ended September 30, 2008
Revenue	$8,099	$20,275	$6,801	$27,411	$15,547	$1,965	$80,098
Direct controllable costs	930	11,244	2,901	3,951	4,703	1,948	25,677

Segment income	$7,169	$9,031	$3,900	$23,460	$10,844	$17	54,421
Corporate costs not allocated (3)							5,629
Operating expenses							37,292
Interest (income) expense, net							384
Other (income) expense, net							152

Income before provision for income taxes							$10,964

Three months ended September 30, 2007
Revenue	$8,549	$20,579	$5,762	$24,015	$7,063	$1,867	$67,835
Direct controllable costs	656	10,191	2,261	3,389	2,095	1,704	20,296

Segment income	$7,893	$10,388	$3,501	$20,626	$4,968	$163	47,539
Corporate costs not allocated (3)							3,747
Operating expenses							28,448
Interest (income) expense, net							165
Other (income) expense, net							343

Income before provision for income taxes							$14,836

(in thousands)	License fees	Consulting and education services (1)	Analytic services (2)	Maintenance	Subscriptions	Other	Total
Nine months ended September 30, 2008
Revenue	$27,337	$59,767	$16,221	$79,212	$33,342	$6,157	$222,036
Direct controllable costs	2,493	32,806	7,279	11,216	10,504	5,774	70,072

Segment income	$24,844	$26,961	$8,942	$67,996	$22,838	$383	151,964
Corporate costs not allocated (3)							14,131
Operating expenses							100,485
Interest (income) expense, net							403
Other (income) expense, net							192

Income before provision for income taxes							$36,753

Nine months ended September 30, 2007
Revenue	$27,646	$54,514	$12,359	$69,615	$17,395	$5,496	$187,025
Direct controllable costs	1,869	28,698	5,684	9,834	5,268	4,797	56,150

Segment income	$25,777	$25,816	$6,675	$59,781	$12,127	$699	130,875
Corporate costs not allocated (3)							10,384
Operating expenses							82,259
Interest (income) expense, net							384
Other (income) expense, net							420

Income before provision for income taxes							$37,428

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other educational services.
(2)	This segment consists of donor prospect research and data modeling services.
(3)	Various corporate costs, such as depreciation, facilities and information technology support costs, stock-based compensation and amortization of intangibles arising from business combinations, are not allocated to the segment income because management believes that the exclusion of these costs allows the Company to better understand and manage other operating expenses and cash needs.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Overview

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of September 30, 2008, we had approximately 22,000 customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period and related disclosures of contingent assets and liabilities. The most significant estimates and assumptions relate to revenue recognition, allowance for sales returns and doubtful accounts, valuation of long-lived and intangible assets and goodwill, stock-based compensation, provision for income taxes, valuation of deferred tax assets and liabilities and contingencies.

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

We believe the critical accounting policies listed below require the use of significant judgment and estimates in the preparation of our consolidated financial statements.

Revenue recognition

Our revenue is generated primarily by selling perpetual licenses or charging for the use of our software products and providing support, training, consulting, technical and other professional services for those products. We make available certain of our software products for use in hosted application arrangements without licensing perpetual rights to the software (“hosted applications”). Additionally we provide hosting services to customers who have purchased perpetual rights to certain of our software products (“hosting services”).

We recognize revenue from the sale of perpetual license rights to software when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customers, the fee is fixed or determinable and collection of the resulting receivable is probable. We deem acceptance of an agreement to be evidence of an arrangement. Delivery occurs when the product is shipped or transmitted. Our typical license agreement does not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. We consider payment terms greater than 90 days to be beyond our customary payment terms. We deem collection probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we postpone recognition of the revenue until collection. We sell software licenses with maintenance, varying levels of professional services and in certain instances with hosting services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to us. Fair value for maintenance services associated with software licenses is based upon renewal rates stated in the agreements with customers, which vary according to the level of the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis. Revenue from hosting services associated with software licensed under perpetual rights is recognized as the service is performed.

For contractual arrangements covering the use of our hosted applications, such as Kintera Sphere, eTapestry and TeamApproach, stand alone value of the delivered items and fair value of undelivered items in the arrangement have not been established. Such items would include upfront activation, implementation and hosting of the solution. For these arrangements we treat the transaction as a single element and the revenue is deferred until the hosted application is deployed and in use, at which time revenue is recognized over the remaining term of the arrangement. Revenue from transaction processing fees is recognized when received. Credit card fees directly associated with processing customer donations and billed to customers are netted in revenue in accordance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal verses Net as an Agent.” Direct and incremental costs relating to activation and implementation are capitalized until the hosted application is deployed and in use, and then expensed over the remaining term of the arrangement.

The application of U.S. GAAP requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. As we develop new products, we could experience difficulty in determining VSOE regarding the fair value of those new products. This would result in the deferral of revenue on those transactions until all elements of the arrangement have been delivered or until VSOE is established.

Our consulting, installation and implementation services are generally billed based on hourly rates plus reimbursable travel-related expenses. For small service engagements, less than $10,000, we frequently contract for and bill based on a fixed fee plus reimbursable travel-related expenses. We recognize this revenue upon completion of the work performed. When our services include software customization, these services are provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the software and rarely exceed three months in duration. We recognize revenue as these services are performed. When we enter into larger fixed-price contracts, we recognize revenue on a percent-complete basis.

We recognize analytic services revenue from donor prospect research engagements, the sale of lists of potential donors, benchmarking studies and data modeling service engagements upon delivery.

We sell training at a fixed rate for each specific class, at a per attendee price or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. Additionally, we sell a fixed-rate program which permits customers to attend unlimited training over a specified contract period, typically one year and subject to certain restrictions, and revenue is recognized ratably over this contract period.

We recognize revenue from maintenance services ratably over the contract term, which is principally one year. Maintenance contracts also include the right to unspecified product upgrades on an if-and-when-available basis. Certain support services are sold in prepaid units of time and recognized as revenue upon their usage.

To the extent that customers are billed or pay for the above described services in advance of delivery, such amounts are recorded in deferred revenue.

Sales returns and allowance for doubtful accounts

We provide customers a 30-day right of return and maintain a reserve for returns. We estimate the amount of this reserve based on historical experience. Provisions for sales returns are charged against the related revenue items.

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors, including historical bad debt experience, the general economic environment, the need for specific customer reserves and the aging of our receivables. Any necessary provision is reflected in general and administrative expense. A considerable amount of judgment is required in assessing these factors and if any receivables were to deteriorate, an additional provision for doubtful accounts could be required.

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

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. The impairment is measured as the excess of the recorded goodwill over its fair value, which could materially adversely impact our consolidated financial position and results of operations. Goodwill is assigned to various reporting units.

Stock-based compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We determine the fair value of the stock options and stock appreciation rights using an option pricing model, which requires us to use significant judgment to make estimates regarding the life of the award, volatility of our stock price, the risk-free interest rate and the dividend yield of our stock over the life of the award. Changes to these estimates would result in different fair values of awards. We estimate the number of awards that will be forfeited and recognize expense only for those awards that ultimately vest. Significant judgment is required in determining the adjustment to compensation expense for estimated forfeitures. Compensation expense in a period could be impacted, favorably or unfavorably, by differences between forfeiture estimates and actual forfeitures.

Provision for income tax and valuation of deferred tax assets

We account for income taxes using the asset and liability approach to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. Using the enacted tax rates in effect for the year in which we expect the differences to reverse, we determine deferred tax assets and liabilities based on the differences between the financial reporting and the tax basis of an asset or liability. We record a valuation allowance when it is more likely than not that the deferred tax asset will not be realized.

Significant judgment is required in determining income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets or liabilities that are included in our consolidated balance sheets. The final outcome of these matters for tax reporting purposes might be different than that which is reflected in our historical income tax provisions, benefits and accruals. Any difference could have a material effect on our consolidated income tax provision and net income in the period in which such a determination is made.

We assess the likelihood that the net deferred tax asset will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, we include an expense within the income tax provision in the consolidated statements of operations. Except with respect to deferred tax assets associated with certain state income tax credits, we have not recorded a valuation allowance as of September 30, 2008 and December 31, 2007 because we expect to be able to utilize our entire net deferred tax asset. The ability to utilize our net deferred tax asset is dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be sufficient to recover the annual amount of additional tax deductions permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.

Significant judgment is required in determining the provision for income taxes. To the extent that final results differ from estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. Our deferred tax assets and liabilities are recorded at an amount based upon a U.S. federal income tax rate of 35.0%. If our projected taxable income falls and our tax rate decreases, we will adjust our deferred tax assets and liabilities to an amount reflecting a reduced expected U.S. federal income tax rate. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

We recognize tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Such tax benefits recognized in the consolidated financial statements are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Significant judgment is required in the identification of uncertain tax positions.

Contingencies

We are subject to the possibility of various loss contingencies in the normal course of business. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and the estimation of damages are difficult to ascertain. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions that have been deemed reasonable by us. Although we believe we have substantial defenses in these matters, we could incur judgments or enter into settlements of claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows in any particular period.

Results of operations

Comparison of the three months and nine months ended September 30, 2008 and 2007

During 2007 and 2008, we acquired companies that will provide us with the opportunity to expand our market share and broaden our ability to serve the changing needs of our current and future customers. Following are the companies we acquired and their respective acquisition date:

•	Target Software, Inc. and Target Analysis Group, Inc. (together the Target Companies) - January 16, 2007,

•	eTapestry.com, Inc. (referred to as eTapestry) - August 1, 2007, and

•	Kintera, Inc. (referred to as Kintera) - July 8, 2008.

The results of operations of the acquired companies are included in our consolidated results of operations from the dates of their respective acquisition.

Revenue

The table below compares revenue from our consolidated statements of operations for the three and nine months ended September 30, 2008 with the same periods in 2007.

(in millions)	Three months ended September 30,		Change	% Change	Nine months ended September 30,		Change	% Change
	2008	2007			2008	2007

License fees	$8.1	$8.5	$(0.4)	(5)%	$27.3	$27.6	$(0.3)	(1)%
Services	27.1	26.3	0.8	3%	76.0	66.9	9.1	14%
Maintenance	27.4	24.0	3.4	14%	79.2	69.6	9.6	14%
Subscriptions	15.5	7.1	8.4	118%	33.3	17.4	15.9	91%
Other	2.0	1.9	0.1	5%	6.2	5.5	0.7	13%
Total revenue	$80.1	$67.8	$12.3	18%	$222.0	$187.0	$35.0	19%

Total revenue increased $12.3 million, or 18%, in the third quarter of 2008 compared to the third quarter of 2007. A total of $7.4 million, or 60%, of this increase was attributable to the inclusion of Kintera in our consolidated results of operations. A total of $1.1 million, or 9%, of this increase was attributable to the inclusion of eTapestry in our consolidated results of operations. The remaining increase in revenue in the third quarter of 2008 is primarily due to growth in subscriptions from new customers of our hosting services. Also contributing to the growth is revenue from new maintenance contracts associated with new license agreements and annual inflationary rate adjustments associated with existing client contracts. Offsetting these increases is a decrease in license fee revenue, which is principally due to fewer sales to existing customers.

Total revenue increased $35.0 million, or 19%, in the nine months ended September 30, 2008 compared to the same period in 2007. A total of $13.3 million, or 38%, of this increase was attributable to the inclusion of Kintera and eTapestry in our consolidated results of operations. The remaining increase in revenue in the first nine months of 2008 is primarily due to growth in revenue from new maintenance contracts associated with new license agreements and annual inflationary rate adjustments associated with existing client contracts. Also contributing to the increase in revenue is growth in services to new and existing customers partially due to the introduction of new product offerings and an increase in revenue from our subscription offerings.

Subscription revenues increased by 118% for the third quarter 2008 and 91% for the first nine months of 2008, of which $6.4 million, or 76%, for the third quarter 2008 and $10.0 million, or 63%, for the first nine months of 2008 is attributable to the inclusion of Kintera and eTapestry.

Segment results

We analyze our business according to our six operating segments — license fees, consulting and education services, analytic services, maintenance, subscriptions and other. The analyses provided below are presented on a non-GAAP basis before the inclusion of various allocable corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization of intangibles arising from business combinations. In managing our operations, we believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. These excluded costs are analyzed separately following the segment results analysis.

License fees

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

License fee revenue	$8.1	$8.5	$(0.4)	(5)%	$27.3	$27.6	$(0.3)	(1)%
Direct controllable cost of license fees	0.9	0.7	0.2	29%	2.5	1.9	0.6	32%
Segment income	$7.2	$7.8	$(0.6)	(8)%	$24.8	$25.7	$(0.9)	(4)%
Segment margin %	89%	92%			91%	93%

Revenue from license fees is derived from the sale of our software products under perpetual license agreements. The decrease in license fee revenue during 2008, for both the three- and nine-month periods, is principally attributable to existing and prospective customers scrutinizing purchasing decisions to a greater extent as a result of continued economic challenges, which is resulting in longer sales cycle times. During the third quarter 2008, revenue from license fees to new customers increased by $0.4 million, offset by a decrease to existing customers of $0.8 million. For the nine months ended September 30, 2008, as compared to 2007, revenue from license fees to existing customers increased by $0.6 million, offset by a decrease to new customers of $0.9 million.

Direct controllable cost of license fees includes third-party software royalties and costs of shipping software products to our customers. The increase in cost of license fees for the third quarter 2008 compared to the same period in 2007 is primarily attributable to a shift in the mix of license fee revenue toward products with higher third-party software royalty costs. The increase in cost of license fees in the first nine months of 2008 includes an increase of $0.2 million in third-party royalty expense associated with The Patron Edge, our ticketing software, and $0.4 million in other third-party software costs for various products.

Consulting and education services

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

Consulting and education services revenue	$20.3	$20.6	$(0.3)	(1)%	$59.8	$54.5	$5.3	10%
Direct controllable cost of consulting and education services	11.2	10.2	1.0	10%	32.8	28.7	4.1	14%
Segment income	$9.1	$10.4	$(1.3)	(13)%	$27.0	$25.8	$1.2	5%
Segment margin %	45%	50%			45%	47%

Consulting and education services revenue consists of consulting, installation, implementation and education services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assisting in file set-up and system configuration and/or process re-engineering. Education services principally involve customer training activities. During the third quarter 2008, consulting services revenue and education services revenue decreased by $0.6 million, partially offset by the inclusion of $0.3 million of revenue generated by Kintera. The rates charged for our service offerings have remained relatively constant year over year and, as such, the decrease in revenue in the third quarter of 2008 is principally the result of decreased volume of services provided. The decrease in volume of services provided in the third quarter is principally due to the increasingly challenging economic environment.

During the first nine months of 2008, consulting and education services revenue increased $5.3 million compared to the same period in 2007, of which $0.3 million is attributed to the inclusion of Kintera. The remaining increase in revenue is the result of increased volume of services as our rates charged have remained relatively constant from 2007 to 2008.

Cost of consulting and education services is principally comprised of human resource costs, classroom rentals and other costs incurred in providing consulting, installation and implementation services and customer training. For both the third quarter of 2008 and for the nine months ended September 30, 2008, the increase in cost of consulting and education services includes $1.0 million of salary, benefits and bonus associated with Kintera. The remaining cost of consulting and education services for the third quarter of 2008 remained constant compared to 2007. The remaining increase of $3.1 million for the first nine months of 2008 is primarily attributable to salary, benefits and bonus increases as a result of increased headcount to meet growing customer demand.

Analytic services

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

Analytic services revenue	$6.8	$5.7	$1.1	19%	$16.2	$12.4	$3.8	31%
Direct controllable cost of analytic services	2.9	2.3	0.6	26%	7.3	5.7	1.6	28%
Segment income	$3.9	$3.4	$0.5	15%	$8.9	$6.7	$2.2	33%
Segment margin %	57%	60%			55%	54%

Analytic services, which are comprised of donor prospect research, benchmarking studies and data modeling services, involve the assessment of current and prospective donor information of the customer. These assessments are performed using our proprietary analytical tools. The end product enables the customer to more effectively target its fundraising activities. Revenue from analytic services increased 19% in the third quarter of 2008 and 31% in the first nine months of 2008 when compared to the same periods in 2007. The rates charged for our analytic services have remained relatively constant year over year and, as such, the increase in revenue is principally the result of increased volume of services provided.

Cost of analytic services is primarily comprised of human resource costs and data expense incurred to perform analytic services. To meet the increase in customer demand for our analytic services, we have increased our headcount when comparing 2008 to 2007. As a result, the increases in cost of analytic services for both the third quarter 2008 and the first nine months of 2008, when compared to the same periods in 2007, are attributable to salary, benefits and bonus expense.

Maintenance

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

Maintenance revenue	$27.4	$24.0	$3.4	14%	$79.2	$69.6	$9.6	14%
Direct controllable cost of maintenance	3.9	3.4	0.5	15%	11.2	9.8	1.4	14%
Segment income	$23.5	$20.6	$2.9	14%	$68.0	$59.8	$8.2	14%
Segment margin %	86%	86%			86%	86%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements and upgrades to our software products as well as online, telephone and email support. The increases in maintenance revenue for both the third quarter of 2008 and the first nine months of 2008 include $1.4 million of revenues generated by Kintera. The remaining increase of $2.0 million in the third quarter of 2008 compared to the same period in 2007 is comprised of $2.6 million of new maintenance contracts associated with new license agreements and $0.7 million from maintenance contract inflationary rate adjustments, offset by $1.3 million of maintenance contracts that were not renewed. The remaining increase of $8.2 million for first nine months of 2008 compared to the same period in 2007 is comprised of $9.7 million of new maintenance contracts associated with new license agreements and $1.9 million from maintenance contract inflationary rate adjustments, offset by $3.4 million of maintenance contracts that were not renewed.

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party royalty costs and other costs incurred in providing support and related services to our customers. During the third quarter of 2008 and the first nine months of 2008, the increases in cost of maintenance are principally the result of increases in salary, benefits and bonus expense. The increases in salary, benefits and bonus include $0.2 million of costs attributable to additional headcount for Kintera, for both the third quarter of 2008 and the first nine months of 2008 compared to the same periods in 2007.

Subscriptions

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

Subscriptions revenue	$15.5	$7.1	$8.4	118%	$33.3	$17.4	$15.9	91%
Direct controllable cost of subscriptions	4.7	2.1	2.6	124%	10.5	5.3	5.2	98%
Segment income	$10.8	$5.0	$5.8	116%	$22.8	$12.1	$10.7	88%
Segment margin %	70%	70%			68%	70%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications, providing application hosting services and access to certain data services and our online subscription training offerings. In general, we are experiencing growth in our hosted applications business as a result of the eTapestry and Kintera acquisitions, which add experience in on-demand solutions and expand our set of subscription services. Approximately 65% and 35% of the revenue growth for the third quarter of 2008 and for the first nine months of 2008, respectively, is attributable to the inclusion of Kintera. The inclusion of eTapestry accounted for 11% and 28% of the subscription revenue growth for the third quarter of 2008 and for the first nine months of 2008, respectively.

The increase in subscription revenue for the third quarter of 2008 is comprised of $6.8 million from providing access to hosted applications (inclusive of $5.5 million and $0.9 million attributable to Kintera and eTapestry, respectively), $1.2 million for providing application hosting services and $0.4 million from other subscription based products. The increase in subscriptions revenue for the first nine months of 2008 is comprised of $11.1 million from providing access to hosted applications (inclusive of $5.5 million attributable to Kintera and $4.5 million attributable to eTapestry), $3.7 million for providing application hosting services and $1.1 million from other subscription based products.

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, data center infrastructure costs, connectivity costs and other costs incurred in providing support and services to our customers. As our subscriptions services continue to grow, we are increasing our headcount to meet the needs of our customers. The increase in the cost of subscriptions in the third quarter of 2008 compared to the same period in 2007 is principally due to an increase of $1.4 million in salary, benefits and bonus expenses, of which $0.8 million is due to the inclusion of Kintera and eTapestry, and an increase of $1.2 million in data expense, hosting and other costs.

The increase in the cost of subscriptions in the first nine months of 2008 compared to the same period in 2007 is principally due to an increase in salary, benefits and bonus expenses, which increased $3.2 million, of which $1.4 million is due to the inclusion of Kintera and eTapestry. Additionally, data expense, hosting and other costs increased $2.0 million, of which $0.9 million is attributed to the inclusion of Kintera.

Other revenue

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

Other revenue	$2.0	$1.9	$0.1	5%	$6.2	$5.5	$0.7	13%
Direct controllable cost of other revenue	2.0	1.7	0.3	18%	5.8	4.8	1.0	21%
Segment income	$-	$0.2	$(0.2)	(100)%	$0.4	$0.7	$(0.3)	(43)%
Segment margin %	0%	11%			6%	13%

Other revenue includes the sale of business forms used in conjunction with our software products, reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations, fees from user conferences and sale of hardware in conjunction with The Patron Edge. The increases for the third quarter of 2008 and the first nine months of 2008, as compared to the same periods in 2007, are primarily attributable increases in reimbursement of travel and related expenses.

Direct controllable cost of other revenue includes human resource costs, costs of business forms and reimbursable expense relating to the performance of services at customer locations. The increase in the third quarter of 2008 compared to the same period in 2007 is due to an increase in reimbursable travel expenses related to providing services at customer locations. Reimbursable expenses related to providing services at customer locations increased for the first nine months of 2008 compared to the same period in 2007 by $0.5 million and conference costs increased $0.5 million.

U.S. GAAP gross profit

Segment income does not include an allocation of corporate costs, stock-based compensation expense and amortization expense. The following schedule reconciles total segment income to gross profit as reported in the consolidated statements of operations.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

License fees	$7.2	$7.8	$(0.6)	(8)%	$24.8	$25.7	$(0.9)	(4)%
Consulting and education services	9.1	10.4	(1.3)	(13)%	27.0	25.8	1.2	5%
Analytic services	3.9	3.4	0.5	15%	8.9	6.7	2.2	33%
Maintenance	23.5	20.6	2.9	14%	68.0	59.8	8.2	14%
Subscriptions	10.8	5.0	5.8	116%	22.8	12.1	10.7	88%
Other	-	0.2	(0.2)	(100)%	0.4	0.7	(0.3)	(43)%
Total segment income	$54.5	$47.4	$7.1	15%	$151.9	$130.8	$21.1	16%
Less corporate costs not allocated to segment expenses:
Stock-based compensation	0.6	0.3	0.3	100%	1.5	0.7	0.8	114%
Amortization of intangible assets acquired in business combinations	1.7	0.8	0.9	113%	3.5	2.0	1.5	75%
Corporate overhead costs	3.4	2.5	0.9	36%	9.1	7.6	1.5	20%
Gross profit as stated in statements of operations	$48.8	$43.8	$5.0	11%	$137.8	$120.5	$17.3	14%
Gross margin %	61%	65%			62%	64%

Stock-based compensation expense and amortization expense are analyzed separately following the operating expenses section.

Corporate overhead costs

Allocated corporate overhead costs are comprised of depreciation, facilities and IT support costs. Corporate overhead costs included in gross profit were $3.4 million and $2.5 million, for the third quarter of 2008 and 2007, respectively. The increase in the third quarter of 2008 compared to 2007 is primarily the result of an increase in depreciation of $0.3 million as a result of property and equipment purchased during 2008 and an increase of $0.6 million in allocated facilities primarily from the additional facilities added in connection with the Kintera acquisition.

Corporate overhead costs included in gross profit were $9.1 million and $7.6 million for the first nine months of 2008 and 2007, respectively. The increase in allocated corporate overhead costs in the first nine months of 2008 compared to 2007 is comprised of an increase in allocated depreciation of $0.7 million and an increase in allocated facilities costs of $1.2 million, offset by a decrease in IT support costs of $0.4 million. Depreciation increased primarily as the result of $5.6 million of property and equipment acquired during 2008. Allocated facilities costs increased primarily as the result of higher maintenance costs related to hardware and software and additional facilities added in connection with the Kintera acquisition.

Operating expenses

The operating expenses analyzed below are presented on a non-GAAP basis as they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed, in total, in the section following the operating expense analysis.

Sales and marketing

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

Sales and marketing expense excluding stock-based compensation	$16.2	$14.6	$1.6	11%	$46.6	$41.2	$5.4	13%
Add: Stock based compensation expense	0.4	-	0.4	100%	1.0	0.5	0.5	100%
Sales and marketing expense	$16.6	$14.6	$2.0	14%	$47.6	$41.7	$5.9	14%
% of revenue (excluding stock-based compensation)	20%	22%			21%	22%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. The increase in sales and marketing expense in the third quarter of 2008 compared to the same period in 2007 is principally due to increases in the size of our sales force and the inclusion of Kintera. During the third quarter of 2008, salaries, benefits and bonus expense increased $1.9 million, of which $1.1 million is due the inclusion of Kintera. Other increases include higher travel costs and allocated costs of $0.7 million. These increases were offset by a decrease in commission expense of $1.0 million.

The increase in sales and marketing expense in the first nine months of 2008 compared to the same period in 2007 is principally due to increases in the size of our sales force and the inclusion of acquired companies. During the first nine months of 2008, salaries, benefits and bonus expense increased $4.2 million, of which $2.3 million is due to the inclusion of human resources associated with the acquisitions of Kintera and eTapestry. Other increases include higher travel costs, allocated costs and other marketing related costs of $1.7 million. These increases were offset by a decrease in commission expense of $0.5 million.

As a percentage of revenue, sales and marketing costs decreased for both the third quarter of 2008 and the nine months ended September 30, 2008, as compared to the same periods in 2007, principally due to a decrease in commissions expense associated with the decline in sales of licenses and services.

Research and development

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

Research and development expense excluding stock-based compensation	$10.0	$7.0	$3.0	43%	$26.4	$20.2	$6.2	31%
Add: Stock based compensation expense	0.6	0.3	0.3	100%	1.6	0.8	0.8	100%
Research and development expense	$10.6	$7.3	$3.3	45%	$28.0	$21.0	$7.0	33%
% of revenue (excluding stock-based compensation)	12%	10%			12%	11%

Research and development expenses include salaries and related human resource costs, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. During the third quarter of 2008, the increase in research and development costs is primarily due to a $2.3 million increase in salaries, benefits and bonus expense associated with an increase in headcount. The increase in headcount is due to the inclusion of Kintera, representing $1.3 million of the increase in salaries, benefits and bonus expense, and our continued commitment to expand investment in our products.

During the first nine months of 2008, the increase in research and development costs is primarily due to a $4.9 million increase in salaries, benefits and bonus expense resulting from an increase in headcount and increased investment in our products, of which $1.3 million is due to the inclusion of Kintera. Further increases of $0.8 million are attributable to higher allocated costs and $0.5 million higher contracted services, recruiting and other costs.

Research and development as a percentage of revenue increased two and one percentage points for the third quarter 2008 and the nine months ended September 30, 2008, respectively, compared to the same periods in 2007, and absolute dollar expenses increased 43% and 31%, respectively, during this period.

General and administrative

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2008	2007	Change	% Change	2008	2007	Change	% Change

General and administrative expense excluding stock-based compensation	$8.2	$5.6	$2.6	46%	$20.6	$16.4	$4.2	26%
Add: Stock based compensation expense	1.7	0.8	0.9	113%	3.8	2.8	1.0	36%
General and administrative expense	$9.9	$6.4	$3.5	55%	$24.4	$19.2	$5.2	27%
% of revenue (excluding stock-based compensation)	10%	8%			9%	9%

General and administrative expense consists primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support and other administrative expenses. During the third quarter of 2008, general and administrative expenses increased $2.6 million compared to the same period in 2007, of which $1.5 million is attributed to the inclusion of Kintera. The remaining increase was primarily driven by an increase in salaries, benefits and bonus expense.

During the first nine months of 2008, general and administrative expenses increased $4.2 million compared to the same period in 2007, of which $1.9 million is attributed to the inclusion of Kintera and eTapestry. The remaining increase was primarily driven by an increase in salaries, benefits and bonus expense due to an increase in headcount.

Stock-based compensation

We recognize compensation expense related to stock-based awards granted to employees. Our consolidated statements of operations for the third quarter and first nine months of 2008 and 2007 include the amounts of stock-based compensation illustrated below:

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2008	2007	Change	% Change	2008	2007	Change	% Change
Included in cost of revenue:
Cost of services	$360	$187	$173	93%	$1,012	$526	$486	92%
Cost of maintenance	138	52	86	165	369	151	218	144
Cost of subscriptions	68	35	33	94	153	56	97	173
Total included in cost of revenue	566	274	292	107	1,534	733	801	109
Included in operating expenses:
Sales and marketing	424	23	401	1,743	1,005	544	461	85
Research and development	581	260	321	123	1,609	795	814	102
General and administrative	1,663	800	863	108	3,764	2,796	968	35
Total included in operating expenses	2,668	1,083	1,585	146	6,378	4,135	2,243	54
Total	$3,234	$1,357	$1,877	138%	$7,912	$4,868	$3,044	63%

Stock-based compensation is comprised of expense from common stock, stock options, restricted stock awards and stock appreciation rights granted to employees. The table below summarizes the stock-based compensation by award type for the third quarter and first nine months of 2008 and 2007.

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2008	2007	Change	% Change	2008	2007	Change	% Change
Stock-based compensation from:
Common stock	$785	$-	$785	- %	$785	$-	$785	- %
Stock options	309	542	(233)	(43)	977	1,949	(972)	(50)
Restricted stock awards	1,641	750	891	119	4,718	2,512	2,206	88
Stock appreciation rights	499	65	434	668	1,432	407	1,025	252
Total stock-based compensation	$3,234	$1,357	$1,877	138%	$7,912	$4,868	$3,044	63%

During the third quarter of 2008, we expensed $785,000 related to compensation and incentive arrangements as a result of the Kintera and eTapestry acquisitions payable in common stock. There were no arrangements payable in common stock in 2007. The decreases in stock-based compensation from stock options in the third quarter and first nine months of 2008 compared to the same periods in 2007 are the result of using the accelerated method for recognizing stock-based compensation expense associated with stock options. This method results in the recognition of more expense in the earlier periods of vesting when compared with the straight-line method of amortization, which results in equal amounts of expense in all vesting periods. Furthermore, there have been no new grants of stock options since 2005. The decrease in expense from stock options is offset by an increase in compensation expense from restricted stock awards due to an increase in the number of awards granted and their associated amortization. Additionally, grants of stock appreciation rights, which began in the fourth quarter of 2006, contributed to an increase in stock-based compensation expense for the third quarter and the first nine months of 2008 compared to the same periods in 2007 as more rights have been granted.

Amortization

We allocate amortization expense according to the nature of the respective identifiable intangible asset and, to the extent associated directly with revenue, we allocate amortization expense to the respective cost of revenue. Amortization expense included in our consolidated statements of operations for the third quarter and first nine months of 2008 and 2007 is illustrated below:

	Three months ended September 30				Nine months ended September 30,
(in thousands)	2008	2007	Change	% Change	2008	2007	Change	% Change
Included in cost of revenue:
Cost of license fees	$80	$43	$37	86%	$166	$110	$56	51%
Cost of services	336	318	18	6	1,004	851	153	18
Cost of maintenance	370	110	260	236	566	291	275	95
Cost of subscriptions	931	327	604	185	1,749	730	1,019	140
Cost of other revenue	18	28	(10)	(36)	56	65	(9)	(14)
Total included in cost of revenue	1,735	826	909	110	3,541	2,047	1,494	73
Included in operating expenses	190	143	47	33	524	325	199	61
Total	$1,925	$969	$956	99%	$4,065	$2,372	$1,693	71%

The increases in amortization expense for the third quarter and the first nine months of 2008 compared to the same periods in 2007 are directly attributable to the acquisition of the Target Companies, eTapestry and Kintera, which together resulted in the recognition of $49.9 million in identifiable intangible assets with lives ranging from 4 to 15 years.

Interest expense

Interest expense increased $0.3 million in the third quarter of 2008 compared to the same period in 2007. Interest expense decreased $0.2 million in the nine months ended September 30, 2008 compared to the same period in 2007. The changes in interest expense during the two periods are directly related to the timing and amount of borrowings under our credit facility. Historically, we have utilized borrowings under our credit facility for short-term financial needs such as funding business acquisitions and share repurchases.

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. The 2008 estimated annual effective tax rate of 39.4%, which excludes period-specific items, was applied as the effective rate for the three and nine months ended September 30, 2008. Our actual effective tax rates for the quarters ended September 30, 2008 and 2007 were 33.3% and 40.6%, respectively. On October 3, 2008 Congress passed “Tax Extenders and Alternative Minimum Tax Relief Act of 2008” which retroactively reinstated the federal research and development credit. The Company is assessing the impact of this new legislation.

We record deferred tax assets and liabilities at an amount based upon a U.S. federal income tax rate of 35.0% and appropriate statutory tax rates of foreign, state and local jurisdictions in which we operate. If our tax rates change in the future, we may adjust our deferred tax assets and liabilities to an amount reflecting those income tax rates. Any such change will affect the provision for income taxes during the period that the determination is made.

The total amount of unrecognized tax benefits as of September 30, 2008 and December 31, 2007 was $0.3 million and $0.6 million, respectively, of which $0.2 million and $0.4 million, respectively, would impact our effective rate if recognized. The decrease in unrecognized tax benefit resulted from the release of a liability due to the expiration of a statute of limitation during the second quarter of 2008. The release of this liability reduced our provision for tax expense by $0.3 million in the three and nine months ended September 30, 2008.

Liquidity and capital resources

As of September 30, 2008, cash and cash equivalents totaled $12.3 million compared to $14.8 million as of December 31, 2007. The $48.0 million of cash generated from operating activities and $86.0 million of borrowing under our credit facility were principally offset by:

•	$5.6 million to purchase property and equipment;

•	$47.0 million to purchase Kintera, net of cash acquired;

•	$2.9 million paid to the selling shareholders of the Target Companies and Campagne under earn out agreements;

•	$27.0 million to repay borrowings under the credit facility;

•	$40.3 million to purchase common stock under our stock repurchase program; and

•	$13.2 million in dividends paid to stockholders.

Our principal source of liquidity is our operating cash flow, which is dependent upon continued customer renewal of our maintenance and subscription agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate to finance our operations and capital expenditures for the foreseeable future and to repay outstanding debt. Stock repurchases and dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay dividends or repurchase additional shares of our common stock.

Borrowings under our credit facility from time to time help us meet substantial short-term financial needs, such as business acquisitions and share repurchases. In July 2007, we entered into a five-year, $75.0 million credit facility. On June 23, 2008, we increased the credit facility by $15.0 million to an aggregate amount of $90.0 million. As we continue to manage through a challenging economic environment we from time to time, refinance short-term LIBOR borrowings with long-term prime or federal funds rate borrowings under our credit facility. Under our credit facility, we have the ability, and may decide to in the future, to extend the maturity of our borrowings by rolling the current borrowings into longer term borrowings, not to exceed the term of the credit facility. See Note 9 to the consolidated financial statements for more information about the credit facility.

Operating cash flow

Net cash provided by operating activities decreased $1.8 million to $48.0 million in the nine months ended September 30, 2008 compared to $49.8 million for the nine months ended September 30, 2007. Cash flows from operations were derived principally from: (i) earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) tax benefits associated with deferred tax assets, which reduce our cash outlay for income taxes; and (iii) changes in working capital.

Working capital changes that impact the consolidated statements of cash flows include accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities and deferred revenue. The net changes in accounts receivable and deferred revenue increased operating cash flow by $7.4 million and $6.8 million in the nine months ended September 30, 2008 and 2007, respectively.

Changes in prepaid expenses and other assets, trade accounts payable and accrued expenses and other liabilities decreased operating cash flow by $5.6 million in the nine months ended September 30, 2008 compared to an increase of $1.7 million for the same period in 2007. The principal drivers of the decrease in operating cash flow are (i) third quarter 2008 cash payments of $2.5 million related to the Kintera acquisition which had been accrued in the opening balance sheet and (ii) a difference in timing of payroll accruals at the end of the period when comparing 2008 to 2007.

Investing cash flow

Net cash used in the nine months ended September 30, 2008 for investing activities was $55.5 million compared to $89.2 million for the similar period in 2007. The higher amount in 2007 is principally due to the acquisitions of the Target Companies in January and eTapestry in August compared to the acquisition of Kintera in July 2008. We invested $5.6 million in property and equipment in the first nine months of 2008 compared to $4.7 million in the similar period in 2007.

Financing cash flow

Net cash provided by financing activities was $5.6 million in the nine months ended September 30, 2008 compared to net cash used of $12.2 million in the same period in 2007. This change is principally comprised of an increase in net borrowings under the credit facility of $47.5 million, partially offset by a decrease in proceeds and excess tax benefits from exercise of stock options of $3.8 million and increases in repurchases of common stock of $25.9 million and dividend payments of $1.9 million. In both periods, a significant portion of the borrowings under the credit facility was in connection with business acquisitions.

Commitments and contingencies

As of September 30, 2008, we had $61.6 million of outstanding debt and $22.0 million of future minimum lease commitments as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$21,263	$2,249	$15,139	$3,670	$205
Capital leases	770	467	289	14	-
Debt and interest	64,638	21,638	43,000	-	-
Total	$86,671	$24,354	$58,428	$3,684	$205

The commitments related to operating leases set forth above have not been reduced by the future minimum lease commitments under various sublease agreements extending through 2010.

Included in the table above is interest expense of $3.1 million. The actual interest expense recognized in our consolidated statements of operations will depend on the amount of debt and length of time the debt is outstanding, which could be different from our assumptions used in the table above.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitment under these arrangements as of September 30, 2008 was $0.4 million through 2010. We incurred expense under these arrangements of $0.4 million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively.

In February 2008, our Board of Directors approved an increase in our annual dividend from $0.34 to $0.40 per share and subsequently declared quarterly dividends of $0.10 per share in February, May, August and November. Dividends at this rate would annually total $18.0 million assuming 45,000,000 shares of common stock are outstanding. Our ability to continue to declare and pay dividends may be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate cash flows.

Foreign currency exchange rates

Approximately 14% of our total consolidated revenue for the nine months ended September 30, 2008 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated foreign currency translation adjustment, which is recorded as a separate component of stockholders’ equity, was not material as of September 30, 2008 and December 31, 2007.

The majority of our contracts are entered into by our U.S., Canadian or United Kingdom entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K. subsidiary are generally denominated in pounds sterling. In recent years, the U.S. dollar has weakened against many non-U.S. currencies, including the British pound sterling and Canadian dollar. During this period, our revenues generated in the U.K. have increased. Through September 30, 2008, our exposure to foreign currency exchange rates has not had a material impact on our consolidated financial position or results of operations.

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

Statements contained in this Form 10-Q, which are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include:

•	general economic risks, particularly in light of recent developments in the financial markets;

•	uncertainty regarding increased business and renewals from existing customers;

•	continued success in sales growth;

•	management of integration of acquired companies and other risks associated with acquisitions;

•	risks associated with successful implementation of multiple integrated software products;

•	the ability to attract and retain key personnel;

•	risks related to our dividend policy and share repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends;

•	risks relating to restrictions imposed by the credit facility;

•	risks associated with management of growth;

•	lengthy sales and implementation cycles, particularly in larger organizations; and

•	technological changes that make our products and services less competitive.

More detail and other risk factors may be set forth from time to time in other SEC filings, including specifically the Annual Reports on Form 10-K for the year ended December 31, 2007 filed by us and by Kintera.

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Except as permitted in FSP 157-2, we adopted SFAS No. 157 on January 1, 2008 with no material impact on our consolidated financial statements. The major categories of assets and liabilities that are measured at fair value, for which we have not yet applied the provisions of SFAS No. 157, include goodwill and long-lived assets subject to impairment tests under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We do not expect the further adoption of SFAS No. 157 on January 1, 2009 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset applies to such assets acquired after the effective date, and the disclosure requirements apply to all intangible assets recognized as of and subsequent to the effective date. We do not expect FSP FAS 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective November 15, 2008. We do not expect SFAS No. 162 will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) participating securities and should be included in the calculation of basic earnings per share pursuant to the two-class method. Under FSP EITF 03-6-1, restricted stock issued by us is considered to be a participating security. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of adopting FSP EITF 03-6-1 on January 1, 2009.

Item 3.	Quantitative and qualitative disclosures about market risk

We have market rate sensitivity for interest rates and foreign currency exchange rates. Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk through a combination of short-term and long-term borrowings and a mix between borrowings indexed at prime, federal funds and LIBOR rates. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.

Item 4.	Controls and procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

Changes in internal control over financial reporting

As previously reported and as further discussed in this report on Form 10-Q, we acquired Kintera on July 8, 2008. Management is in the process of assessing and integrating internal control over financial reporting for the acquisition. No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, excluding Kintera that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Annual Reports on Form 10-K for the year ended December 31, 2007 filed by us and by Kintera, other than resulting from our acquisition of Kintera in July 2008. Please refer to those filings for disclosures regarding risks and uncertainties related to our current combined business.

Item 2.	Unregistered sales of equity securities and use of proceeds

(c) On May 7, 2008, our Board of Directors approved a new stock repurchase program that authorizes the Company to purchase up to $40.0 million of outstanding shares of common stock. The prior program was terminated at that date and the remaining balance that was authorized but not used was included in the amount authorized under the new program. The new program does not have an expiration date.

The following table provides information about shares of common stock repurchased during the three months ended September 30, 2008 under the stock repurchase program and shares withheld from employees to satisfy tax obligations due upon vesting of restricted stock.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning of the period				$38,500
July 1 through July 31, 2008	154	$20.78	-	$38,500
August 1 through August 31, 2008	4,886	$21.50	-	$38,500
September 1 through September 30, 2008	311,046	$19.54	311,013	$32,432
Total	316,086	$19.57	311,013

(1)	Includes 5,073 shares (154 in July, 4,886 in August and 33 in September) withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock during the period.

Item 5.	Other information

On November 7, 2008, the Compensation Committee of our Board of Directors approved entering into retention agreements with each of our Senior Vice Presidents and Vice Presidents. These agreements, the form of which is attached hereto as Exhibit 10.37, have an initial term of three years, subject to automatic annual renewals thereafter unless we give the employee at least 90 days advance notice of non-renewal. These so-called “double-trigger” agreements provide the employees with severance pay and benefits if their employment is terminated by us without cause or if they quit for good reason within 12 months following a change in control. In such event, Senior Vice Presidents will receive 1.5 times their annual base salary, 100% acceleration of vesting of any equity compensation awards, such as stock options or restricted stock, and 12 months of company-paid healthcare benefits. Vice Presidents will receive 0.5 times their annual base salary, 50% acceleration of vesting of equity compensation awards and six months of company-paid healthcare. In addition, the agreements provide that if Internal Revenue Code Section 280G “golden parachute” excise tax would otherwise be triggered, amounts paid will automatically be reduced if that would result in a larger after-tax payment to the employee.

Item 6.	Exhibits

Exhibits:

10.37	Form of Retention Agreement.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: November 10, 2008	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer