Form 10-K
period 2008-12-31
BLACKBAUD INC
filed 2009-03-02
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2008 (based on the closing sale price of $21.40 on that date), was approximately $823,787,629. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at February 25, 2009 was 43,804,330.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders currently scheduled to be held June 16, 2009 are incorporated by reference into Part III hereof.

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

Overview

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our mission is to make the world a better place by working with the nonprofit community to improve lives. We support our mission statement through the following corporate values:

•	Our people make us great.

•	Customers are at the heart of everything we do.

•	We must be good stewards of our resources.

•	Innovation drives success.

•	Our actions are guided by honesty and integrity.

•	Service to others makes the world a better place.

Our customers use our products and services to help increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize operations. We have focused solely on the nonprofit market since our incorporation in 1982. At the end of 2008, we had approximately 22,000 customers spread over 55 countries. Our customers come from nearly every segment of the nonprofit sector, including education, foundations, health and human services, faith-based, arts and cultural, public and societal benefits, environment and animal welfare and international and foreign affairs.

Nonprofit industry

The nonprofit industry is large and growing

Johns Hopkins University’s 2006 Nonprofit Employment Data Project indicated that nonprofits employ nearly 10% of the work force in the United States and more if volunteers are included. There were more than 1.6 million U.S. nonprofit organizations registered with the Internal Revenue Service in 2007, including 1.1 million charitable 501(c)(3) organizations and we estimate there are approximately another 1.7 million nonprofit organizations internationally.

Donations to nonprofit organizations in the U.S. were $306.4 billion in 2007, amounting to 2.2% of U.S. GDP. The compound annual growth rate of donations over the 45 year period from 1962 to 2007 was 7.5%, not adjusted for inflation, according to Giving USA 2008. These organizations also receive fees of approximately $850 billion annually for services they provide. Worldwide, nonprofit organizations account for $1.3 trillion in total annual expenditures, according to the Johns Hopkins University’s 2006 Nonprofit Employment Data Project.

Traditional methods of fundraising are costly and inefficient

Many nonprofits use manual methods or stand-alone software applications not designed to manage fundraising. Such methods are often costly and inefficient because of the difficulties in effectively collecting, sharing, and using donation-related information. Furthermore, general purpose and Internet-related software applications frequently have limited functionality and do not efficiently integrate multiple databases. Based on our market research, nearly a quarter of every dollar donated is used for fundraising expenses alone. Some nonprofit organizations have developed proprietary software, but doing so is expensive, requiring on-site technical personnel for development, implementation and maintenance.

The nonprofit industry faces particular operational challenges

Nonprofit organizations must efficiently:

•	Solicit funds and build contact with major donors;

•	Garner small cash contributions from numerous contributors;

•	Manage and develop complex relationships with large numbers of constituents;

•	Comply with complex accounting, tax and reporting issues that differ from traditional businesses;

•	Solicit cash and in-kind contributions from businesses to help raise money or deliver products/services;

•	Provide a wide array of programs and services to individual constituents; and

•	Improve the data collection and sharing capabilities of their employees, volunteers and donors by creating and providing distributed access to centralized databases.

Because of these challenges, we believe nonprofit organizations can benefit from software applications specifically designed to serve their particular needs.

The Blackbaud solution

Our products and services address the fundraising needs and operational challenges facing nonprofit organizations by providing them with software and services that help them increase donations, reduce the overall costs of managing their businesses and build a strong sense of community while effectively managing communications with their constituents. We offer an operational platform through core software applications, plus an additional 40 extended applications to provide distinct, add-on functionality tailored to meet the specific needs of our diverse customer base. We provide our solution in several ways to our customers. We offer our products principally on a perpetual license basis. In addition, a number of our products are offered on a software-as-a-service (SaaS) or as a “hosted” software offering. We also offer a suite of analytical tools and related services that enable nonprofit organizations to extract, aggregate and analyze vast quantities of data to make better-informed operational decisions. In addition, we help our customers increase the returns on their technology investments by providing a broad range of consulting and professional services, as well as maintenance and technical support.

Nonprofit organizations use our products and services to increase donations

Managing the fundraising process is a critical business function for nonprofits. Our fundraising and constituent relationship management solutions allow nonprofit organizations to establish, maintain and develop their relationships with current and prospective donors and other constituents. Our fundraising products and services enable them to use a centralized database, as well as the Internet and an array of analytical tools, to facilitate and expand their fundraising efforts. In addition, we believe our products and services help nonprofit organizations increase donations by enabling them to:

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

Nonprofit organizations use Blackbaud software, services and tools to improve operational effectiveness

Our comprehensive suite of software, services and analytical tools help nonprofit organizations manage the key aspects of their operations. By automating business processes, our products streamline operations for our customers and help to reduce the overall costs of operating their organizations. For example, The Raiser’s Edge and our other core products automate data collection processes, which eliminate cumbersome and inaccurate manual processes. We provide solutions that address many of the technological and business process needs of our customers, including:

•	Constituent relationship management;

•	Financial management and reporting;

•	Cost accounting information for projects and grants;

•	Integration of financial data and donor information in a centralized system;

•	Internet based fundraising, event, data and information management;

•	Student information systems designed for independent schools and small colleges;

•	Ticketing management;

•	Data analysis and reporting tools and services;

•	Online interactive communities for social networking and relationship management;

•	Management of complex volunteer networks; and

•	Results tracking for multiple campaigns.

Our strategy

Our objective is to maintain and extend our position as the leading provider of software and related services designed specifically for nonprofit organizations. Key elements for achieving this objective are to:

Grow our customer base

We intend to continue to expand our industry-leading customer base and enhance our market position. We have established a strong market presence with approximately 22,000 customers and, in a 2007 nonprofit market survey by Addison Whitney, 30% of respondents were familiar with Blackbaud. We believe that the fragmented nature of the industry presents an opportunity for us to continue to increase our market penetration. We plan to achieve this objective by leveraging our experience, the depth of our product capability, our existing customer base, and our strong brand recognition. We also intend to expand our overall sales efforts, especially national accounts and enterprise-focused sales teams.

Maintain and expand existing customer relationships

We have historically had success selling maintenance renewals and additional products and services to existing customers. In each of the past five years, an average of more than 95% of our customers renewed their maintenance and support plans. We will continue to pursue opportunities to better serve our existing customer base by increasing both the number of our products and services they use and the frequency with which they use them. To this end, we have dedicated sales teams that focus exclusively on selling products and services to existing customers.

Introduce additional products and services

We intend to use our expertise and experience in developing leading products for the nonprofit industry to introduce additional products and related services. We plan to build stronger relationships with existing customers and attract new customers. We believe that our existing proprietary software can form the foundation for an even wider range of products and services for nonprofit organizations. Our current products share approximately one-third of our proprietary code and we anticipate that future product offerings will also share this backbone. We believe this shared code allows us to more cost efficiently expedite the development and rollout of new products.

Pursue strategic acquisitions and alliances

We intend to selectively pursue acquisitions and alliances in the future with companies that provide us with complementary technology, customers and personnel with significant relevant experience, as well as to increase our access to additional geographic and vertical markets. We have completed acquisitions in the past six years, including the acquisition of Target Software, Inc. and Target Analysis Group, Inc., or the Target Companies, in January 2007, eTapestry.com, or eTapestry, in August of 2007 and Kintera Inc., or Kintera, in July of 2008. We are also currently involved in a number of strategic relationships. We believe that our size and our history of leadership in the nonprofit sector make us an attractive acquirer or partner for others in the industry.

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

Expand international presence

We believe the United Kingdom, Canada, and Australia as well as other international markets represent growing market opportunities for our products and services. We currently have offices in Glasgow, Scotland; London, England; Toronto, Canada; and Sydney, Australia. We believe the overall market of international nonprofit organizations is changing. Donations to domestic and international nonprofit organizations are increasing in response to reductions in governmental funding of certain activities. U.S.-based nonprofit organizations are growing their international activities and opening overseas locations. We believe the international marketplace is currently underserved and we intend to increase our international presence by expanding our sales and marketing efforts. We plan to make use of our installed base of customers to sell complementary products and services, and we plan to develop and offer new products tailored to international markets. In November 2008, we announced an association with a distributorship to offer eTapestry’s Spanish-language version of its on-demand fundraising software in Spain.

Products and services

We license software and provide various services to our customers. We generate revenue in six reportable segments and in four geographic regions, as described in more detail in Note 14 of our consolidated financial statements. These revenue segments are license fees, maintenance fees, and subscription fees for our software products, consulting and education services, analytic services and others.

Software products

Fundraising and Constituent Relationship Management

The Raiser’s Edge

The Raiser’s Edge is the leading software application specifically designed to manage nonprofit organizations’ constituent relationship management activity. The Raiser’s Edge enables nonprofit organizations to communicate with their constituents, manage fundraising activities, expand their development efforts and make better informed decisions through powerful segmentation, analysis and reporting capabilities. It provides a comprehensive dashboard view that shows users important performance indicators for campaigns, appeals, funds, events, proposals and membership drives. The Raiser’s Edge is highly configurable, allowing a nonprofit organization to create numerous custom views of constituent records and automate a variety of business processes. Among other things, The Raiser’s Edge allows an organization to access extensive biographical and demographic information about donors and prospects, process gifts, monitor solicitation activity, analyze data and publish reports. The Raiser’s Edge improves operational efficiency and effectiveness by reducing overall mailing costs, offering faster data entry and gift processing, supporting major donor cultivation and using the Internet to send email appeals and accept online donations. The Raiser’s Edge also integrates with Microsoft® Office® to enable users to take advantage of additional functionality.

In addition to the standard functionality of The Raiser’s Edge, we have built a number of extended applications to address the specific needs of various market segments, examples of which are described below.

Module Name	Key Features/Benefits

RE: Event	Helps plan, organize, and manage all aspects of fundraising events

RE: Volunteer	Coordinates an organization’s volunteer work force

RE: Member	Tracks the identity of members, manages membership activities

Recurring Gifts Management	Enables easy management and processing of monthly giving

RE: Search	Manages prospective, planned and major gift donors from identification and profiling to the cultivation and solicitation of major gifts

RE: Alum	Helps an organization reach, solicit and better manage its alumni constituency

RE: Tribute	Tracks all gifts made in honor or memory of an individual or individuals and facilitates properly acknowledging the donor and honoree

RE: Electronic Funds Transfer	Allows an organization to easily process gifts made by credit card or by direct debit from donors’ bank accounts

RE: NetSolutions	Enables online fundraising, e-marketing, event management, and volunteer coordination

Blackbaud Enterprise CRM

Blackbaud Enterprise CRM is a flexible, scalable and secure Constituent Relationship Management (CRM) solution that addresses the unique needs of larger nonprofit organizations. Blackbaud Enterprise CRM helps large institutions build their brands, develop deeper and more personalized relationships with their constituencies and gain organizational efficiencies. Blackbaud Enterprise CRM brings together disparate information, such as annual and capital giving, gift planning, major giving and alumni and parent systems, across multiple locations and within the departments and programs of a large organization. With a single system of record that can be securely and efficiently shared, larger organizations are able to turn their data into timely, actionable information that maximizes their advancement efforts, synchronizes campaigns across departments and programs and strengthens relationships with constituents.

eTapestry

eTapestry is a SaaS fundraising solution built specifically for smaller nonprofits. It tracks donors, prospects or alumni while managing gifts, pledges, and payments. eTapestry has been built to be operated in a hosted environment and be accessed via the Internet. The latest technology provides a sophisticated system that is simple to maintain, costs little to operate and is intuitively easy to learn without extensive training. It offers nonprofit organizations a cost-effective way to manage donors, process gifts, create reports, accept online donations, and communicate with constituents.

Online Solutions

Blackbaud NetCommunity

Blackbaud NetCommunity is an Internet marketing and communications tool that enables organizations to build interactive websites and manage email marketing campaigns. With Blackbaud NetCommunity, organizations can establish online communities for social networking among constituents and also provide a platform for online giving, membership purchases, event registration, and more. Blackbaud NetCommunity integrates with The Raiser’s Edge to give a single source of up-to-date constituent information across an entire organization.

Sphere eMarketing

Sphere eMarketing, delivered as software-as-a-service, provides organizations with an integrated system of applications to manage e-marketing, communications, programs, services and online fundraising. Sphere eMarketing enables an organization’s volunteers, members, donors and staff to share real-time data and information in an online community to better manage constituent relationships. Sphere eMarketing is designed to help organizations manage sophisticated and targeted e-mail campaigns with efficiency and control. Comprehensive real-time reports are available to help organizations make strategic data-driven decisions for future marketing campaigns.

Additionally, Sphere Connect, the Sphere open platform technology, provides organizations developer-friendly interface with well documented and supported APIs, and a cost-effective approach to custom application development and integration to meet unique technology and business needs.

Financial Management

The Financial Edge

The Financial Edge is an accounting application designed to address the specific accounting, analytical and financial reporting needs of nonprofit organizations. It integrates with The Raiser’s Edge to simplify gift entry processing and relate information from both systems in an informative manner to eliminate redundant tasks. The Financial Edge improves the transparency and accountability of organizations by allowing them to track and report from multiple views, measure the effectiveness of programs and other initiatives, use budgets as monitoring and strategic planning tools, and supervise cash flow. As a result, The Financial Edge provides nonprofit organizations with the means to help manage fiscal and fiduciary responsibility, enabling them to be more accountable to their constituents. In addition, The Financial Edge is designed specifically to meet governmental accounting and financial reporting requirements prescribed by the Financial Accounting Standards Board (FASB) and Governmental Accounting Standards Board (GASB).

As with The Raiser’s Edge, we have built extended applications to address the specific functional needs of our customers, examples of which are described below.

Module Name	Key Features/Benefits

Purchase Orders	Provides a variety of options for generating and tracking purchase orders issued to vendors

WebPurchasing	Automates the requisition and purchase order process by enabling multiple departments, sites and budget managers to make purchasing requests electronically in a web-enabled application

Electronic Funds Transfer	Allows an organization to make and record electronic payments

Cash Management	Provides on online register to manage and reconcile multiple bank and cash accounts in a centralized repository

Cash Receipts	Provides flexible means of recording and tracking where cash receipt amounts originated, produces a detailed profile of each related transaction and prints a deposit ticket

Payroll	Automates in-house payroll processing

Fixed Assets	Stores the information required to properly track and manage property and equipment and the costs associated with them

Student Billing	Provides independent schools the ability to perform billing functions and process payments

School Store Manager	Manages sales, inventory control, and other administrative tasks for school stores

Accounting Forms	Enables an organization to print certain accounting and business forms cost effectively

FundWare

FundWare is a fund accounting solution designed to provide nonprofit and/or government organizations improved operational efficiencies, reporting flexibility and the ability to manage sophisticated fund allocations. It uses a configurable set of modules designed to provide functionality that meets an organization’s specific needs. FundWare unites accounting, budgeting and reporting tools with a built in audit trail and easy-to-prepare audit schedules. Users are able to easily produce GASB and FASB financial reports including indirect costs or complex revenue allocations. Further, users have the ability to conduct real-time budget monitoring, maintain budget modification histories, including comparisons between actual and revised budgets and prepare cross-fiscal year budgets. FundWare utilizes an Excel-based reporting tool that enables the use of current Excel spreadsheets and skills while linking to FundWare’s financial database, providing real-time information without the extra step of importing or exporting.

School Management

The Education Edge

The Education Edge is a comprehensive student information management system designed principally to organize an independent school’s admissions and registrar processes, including capturing detailed student information, creating class schedules, managing attendance records and performance/grades, producing demographic, statistic, and analytical reports and printing report cards and transcripts. With The Education Edge, an organization can keep biographical and address information for students, parents, and constituents consistent across all of its Blackbaud software products. This integrated system allows an independent school to reduce data-entry time and ensure that information is current and accurate throughout the school.

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

Ticketing

The Patron Edge

The Patron Edge is a comprehensive ticketing management solution specifically designed to help large or small performing arts organizations, museums, zoos and aquariums boost attendance and increase revenue. The Patron Edge can be integrated with The Raiser’s Edge to allow for a complete profile view of patrons, donors or visitors. The Patron Edge offers a variety of ticketing methods and allows customers to save time and costs by streamlining ticketing, staffing, scheduling, event and membership management and other administrative tasks.

Direct Marketing

Blackbaud Direct Marketing

Blackbaud Direct Marketing allows nonprofit organizations to achieve integrated campaign planning by managing direct marketing campaigns with multiple types of media and channels. It delivers campaign management capabilities including planning and budgeting, predictive analysis and list segmentation, campaign execution and performance measurement and reporting. The result is that nonprofit organizations can more easily manage their marketing campaigns while maximizing the return on investment of their direct marketing efforts. Nonprofit organizations can integrate Blackbaud Direct Marketing with Blackbaud Enterprise CRM or The Raiser’s Edge to combine fundraising functions, such as major giving programs, with direct marketing campaigns.

Events Management

Sphere Events

Kintera Friends Asking Friends (FAF) software product enables organizations to quickly and easily launch and manage online event fundraising websites. FAF facilitates growth in donations and participations levels by providing participants tools to become fundraisers and recruiters on behalf of their organizations. It is used by organizations of all sizes and budgets to manage events ranging from regional to national.

Consulting and education services

Our consultants provide conversion and implementation services for each of our software products. These services include:

•	System implementation, including all aspects of installation and configuration to ensure a smooth transition from the customer’s legacy system and to create a more streamlined business workflow;

•	Management of the data conversion process to ensure data is a reliable and powerful source of information for an organization;

•	Business process analysis and application customization to ensure that the organization’s system is properly aligned with an organization’s processes and objectives;

•	Removal of duplicate records, database merging and enrichment, information cleansing and consolidation, and secure credit card transaction processing;

•	Database production activities that include direct marketing, business intelligence, cultivation and stewardship processes; and

•	Website design services, Internet strategy consulting and specialized services such as email marketing and search engine optimization.

In addition, we apply our industry knowledge and experience, combined with expert knowledge of our products, to evaluate an organization’s needs and provide business process improvement consulting. This work is performed by staff consultants who have extensive and relevant domain experience in all aspects of nonprofit management, accounting, project management and IT services. This experience and knowledge allows us to make recommendations and implement best practices to help our customers reach their goals. In addition, we offer software customization services to organizations that do not have the time or in-house resources to create customized solutions for our core products. We believe that no other software company provides as broad a range of consulting and technology services and solutions dedicated to the nonprofit industry.

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

Blackbaud OnDemand

Blackbaud OnDemand provides our customers with a convenient, affordable alternative to setting up and managing Blackbaud applications on their own. Our technical team will set up and manage on an ongoing basis the hosting of one or more Blackbaud systems on our secure servers and ensure that they are accessible and current on a 24/7 basis. All that is needed to connect is a web browser. We manage everything from initial data setup through network security configuration.

Analytics services

Target Analytics

Target Analytics was formed in early 2008 by combining Blackbaud’s prospect research division with the newly acquired Target Analysis Group. It was further enriched in 2008 with P!N wealth screening service which was added with the acquisition of Kintera. Target Analytics offers a comprehensive range of products and services for nonprofit organizations’ analytics needs. These include donor acquisition and development, prospect segmentation, wealth identification and collaborative peer benchmarking. Target Analytics offers software, solutions, and services such as:

Acquisition Lists—Target Analytics’ acquisition mailing lists are built using a proprietary cooperative database designed exclusively for nonprofit mailing lists and response modeling. The database was developed to help locate the best prospects for each organization and make acquisition efforts more productive.

WealthPoint—A database screening solution that delivers detailed wealth identification information on prospects. WealthPoint provides initial prospect qualification, assists with prospect cultivation and delivers information on financial capacity.

P!N Service—A wealth profiling and screening service that enables nonprofits to more efficiently identify, profile, monitor and rank the wealth of prospects in their databases. Additionally, this service enables nonprofits to edit, analyze, prioritize and combine external data collected from a wide range of sources with its internal donor database.

ProspectPoint—A custom data modeling solution that delivers critical information on a prospect’s or donor’s likelihood to make a gift to an organization. It analyzes current and historical data from external sources and behavioral trends to identify an organization’s best potential annual, planned and major giving prospects, as well as recommends appropriate “ask” amounts and gift types.

The Researcher’s Edge—Houses all the results from ProspectPoint, WealthPoint and an organization’s own research in a secure environment and allows prospect researchers to manage prospect research data.

donorCentrics—A set of strategic analytic and benchmarking tools designed to drive fundraising at nonprofit organizations. These reports uncover strengths and weaknesses in fundraising programs, highlight opportunities for growth and facilitate strategy-sharing across organizations.

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

Maintenance

Most of our customers enroll in one of our maintenance and support programs. In each of the past five years, more than 95% of our customers have renewed their maintenance plans. Customers enrolled in the plans enjoy fast, reliable customer support, receive regular software updates, stay up-to-date with support newsletters and have unlimited, around-the-clock access to support resources, including our extensive knowledgebase and forums. Customers who enroll in upgraded maintenance plans receive enhanced benefits.

Payment Processing

Our products provide our customers payment processing capabilities that enable donors to make donations and purchase goods and services using numerous payment options, including credit card and ACH checking transactions, through secure online transactions. In our Kintera division, we provide payment processing services in which we collect funds on behalf of our customers for a processing fee.

Customers

We have customers in every principal vertical market within the nonprofit industry. At the end of 2008, we had approximately 22,000 customers that range from small, local charities to healthcare and higher education organizations to the largest national health and human services organizations. No one customer accounts for more than 2% of our annual revenue.

Sales and marketing

The majority of our software and related services are sold through direct sales forces, however the Target Companies, eTapestry and Kintera divisions also sell through a number of referral partners, agencies and service partners. Our direct sales force is complemented by a team of account development representatives responsible for sales lead generation and qualification. As of December 31, 2008, we had approximately 452 sales and marketing employees. These sales and marketing professionals are located at our headquarters in Charleston, South Carolina, at the Target Companies’, eTapestry and Kintera’s home bases in Cambridge, Massachusetts, near Indianapolis, Indiana and in San Diego, California, respectively. We also employ remote sales staff in metropolitan areas throughout the United States, the United Kingdom, Canada and Australia. We plan to continue expanding our direct sales force in the Americas, Europe and Asia.

Our sales force is divided into two main areas of responsibility:

•	Selling products and services to existing customers; and

•	Acquiring new customers.

In addition, a dedicated portion of our sales team is focused exclusively on large, enterprise-wide accounts. We have a group of sales engineers who support both new and existing customers in this market segment. In general, sales representatives are responsible for handling one product line in a designated geographic area. However, sales representatives for the K-12 independent schools market, small college market and the arts and cultural market are responsible for selling all of our software products. We generally begin a customer relationship with the sale of one of our primary products, such as The Raiser’s Edge or Blackbaud Enterprise CRM, and then sell additional products and services to the customer as the organization’s needs increase.

We conduct marketing programs to create brand recognition and market awareness for our products and services. Our marketing efforts include participation at tradeshows, technical conferences and technology seminars, publication of technical and educational articles in industry journals, and preparation of competitive analyses. Our customers and strategic partners provide references and recommendations that we often feature in our advertising and promotional activities.

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

Competition

The market for software and related services in the nonprofit sector is fragmented, competitive and constantly evolving. For certain areas of the market, entry barriers are low. On the other hand, our experience and product depth makes us a formidable competitor. We expect to continue to see new competitors as the market matures and as nonprofit organizations become more aware of the advantages and efficiencies attainable through the use of specialized software. A number of diversified software enterprises have made acquisitions or developed products for the market, including Sage and SunGard. Other companies, such as Microsoft, Salesforce.com and Oracle have greater marketing resources, revenue and market recognition than we do. They offer few products that are designed specifically for nonprofits, in addition to some of their products which have a degree of functionality for nonprofits that could be considered competitive. These larger companies could decide to enter the market with new, directly competitive products or through acquisitions of our current competitors.

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

We also compete with providers of traditional, less automated fundraising services, including parties providing services in support of traditional direct mail campaigns, special events fundraising, telemarketing and personal solicitations. Although there are numerous general software developers marketing products that have some application in the nonprofit market, these competitors have generally neglected to focus specifically on this market and typically lack the domain expertise to cost effectively build or implement integrated solutions for its needs. We believe we compete successfully against these traditional fundraising services, primarily because our products and services are more automated, more robust and more efficient.

Research and development

We have made substantial investments in research and development and expect to continue to do so as a part of our strategy to introduce additional products and services. As of December 31, 2008, we had approximately 362 employees working on research and development. Our research and development expenses for the years ending on December 31, 2008, 2007 and 2006 were $38.7 million, $28.5 million and $23.1 million, respectively.

Technology and architecture

We have products, such as Blackbaud Enterprises CRM and Blackbaud Direct Marketing, that are built on the Microsoft® .Net™ framework platform. These products are web-delivered applications utilizing a Service Oriented Architecture built on Internet standards and protocols such as HTTP, XML and SOAP. This architecture is designed to support flexible deployment scenarios including both on-premise, as well as hosted by Blackbaud in a SaaS model. The applications expose web service application programming interfaces so that functionality and business logic can be accessed programmatically from outside the context of an interactive user application. This allows our customers to extend and modify the functionality of our applications without requiring them to make any source code or data modifications themselves. This is important for customers who want to customize our applications by incorporating their own business logic into key areas of the applications. The end result is a robust customization platform through which the application can be modified and extended without requiring source code alteration.

Our version 7.x generation products utilize a three-tier client server architecture built on the Microsoft® Component Object Model (COM). The architecture of both our .Net and COM-based development models ensure our applications are:

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

•

Scalable. We combine a scalable architecture with the performance, capacity and load balancing of industry-standard web servers and databases used by our customers to ensure that the applications can scale to the needs of larger organizations.

We have and intend to continue to license technologies from third parties that are integrated into our products. We believe that the loss of any third-party technologies currently integrated into our products would not have a material adverse effect on our business, but this might change in the future. In addition, if we are unable to obtain licenses for third-party technology for future products, our product development could be delayed, which in turn could harm our business and operating results.

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

Employees

As of December 31, 2008, we had 1,977 employees, consisting of 452 in sales and marketing, 362 in research and development, 490 in consulting and professional services, 260 in customer support, 173 in subscriptions and 240 general and administrative personnel. None of our employees are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.

Available information

Our website address is www.blackbaud.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains these reports at www.sec.gov.

Executive officers

The following table sets forth certain information concerning our executive officers as of February 25, 2009:

Name	Age
Marc E. Chardon	53	President and Chief Executive Officer
Timothy V. Williams	59	Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary
Louis J. Attanasi	47	Senior Vice President of Strategic Technologies
Charles T. Cumbaa	56	Senior Vice President of Products and Services
Lee W. Gartley	44	Senior Vice President, President of Target Division
Richard LaBarbera	60	Senior Vice President, Chief Executive Officer, Kintera Division
Charles L. Longfield	52	Chief Scientist
John J. Mistretta	53	Senior Vice President of Human Resources
Kevin Mooney	50	Senior Vice President of Sales and Marketing, Chief Commercial Officer
Heidi H. Strenck	39	Senior Vice President, Controller, Assistant Treasurer and Assistant Secretary
Gerard J. Zink	45	Senior Vice President of Customer Support

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

Louis J. Attanasi has served as our Senior Vice President of Products since January 2007, initially serving in this capacity as Vice President of Products in 1996. He joined us in May 1986, and served as a Software Engineer, Product Architect, and Product Development Manager before assuming his current role. Prior to joining us, he taught mathematics at the State University of New York at Stony Brook and worked as a Software Engineer at Environmental Energy Corporation. Mr. Attanasi holds a BS in Mathematics from State University of New York at Stony Brook and a MS in Mathematics from the University of Charleston.

Charles T. Cumbaa, our Senior Vice President of Products and Services, joined us in May 2001. Prior to joining us, Mr. Cumbaa was an Executive Vice President with Intertech Information Management from December 1998 until October 2000. From 1992 until 1998 he was President and Chief Executive Officer of Cognitech, Inc., a software company he founded. Prior to that, he was employed by McKinsey & Company. Mr. Cumbaa holds a BA from Mississippi State University and an MBA from Harvard Business School.

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

Richard LaBarbera joined Blackbaud with the acquisition of Kintera in July 2008. Prior to joining us, Mr. LaBarbera served as President and Chief Executive Officer of Kintera from February 2007 to July 2008. He served as Chief Operating Officer of Kintera from February 2006 to February 2007. Prior to that, from July 2004 to February 2006, Mr. LaBarbera served as Chief Operations and Services Officer at Echopass Corporation, a leading provider of integrated CRM software-as-a-service and advanced call center solutions. Mr. LaBarbera, a high tech industry veteran with more than 30 years of operating experience, has worked with such leading software providers as Sybase, Niku, Amdahl, Storage Technology and IBM. He received an MBA from Georgia State University.

Charles L. Longfield became our Chief Scientist in January 2007 as part of our acquisition of the Target Companies, both of which he founded. Mr. Longfield has extensive experience designing and implementing national as well as international constituency databases that address the fundraising information needs at many of the world’s largest nonprofit organizations. Mr. Longfield holds a BA in Mathematics and a M.Ed. from Harvard University and has over 30 years of experience helping nonprofits automate their fundraising operations.

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

Kevin Mooney joined us in July 2008 as our Senior Vice President of Sales & Marketing and Chief Commercial Officer. Before joining Blackbaud, Mr. Mooney was a senior executive at Travelport GDS from August 2007 to May 2008. As Chief Commercial Officer of Travelport GDS, one of the world’s largest providers of information services and transaction processing to the travel industry, Mr. Mooney was responsible for global sales, marketing, service and support activities. Prior to that, from March 2005 to August 2007, he was Chief Financial Officer for Worldspan, and has held key executive positions in the telecommunications industry. Mr. Mooney graduated from Seton Hall University and holds an MBA in Finance from Georgia State University.

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

Gerard J. Zink has served as our Senior Vice President of Customer Support since January 2007 and Vice President of Customer Support since June 1996. Mr. Zink is responsible for overall customer satisfaction, information technology and administrative services. He joined us in November 1987 and served as a Customer Support Analyst and Manager of Customer Support before assuming his current position.

Item 1A.	Risk factors

Our business operations face a number of risks. These risks should be read and considered with other information provided in this report.

General economic factors, both domestically and internationally, might adversely affect our financial performance.

General economic conditions, globally or in one or more of the markets we serve, might adversely affect our financial performance. Weakness in the financial and housing markets, inflation, higher levels of unemployment, unavailability of consumer credit, higher consumer debt levels, higher tax rates and other changes in tax laws, overall economic slowdown and other economic factors could adversely affect donations to non-profits, reducing their revenue and therefore possibly their demand for the products and services we sell and lengthen our sales and payment cycles. Higher interest rates, inflation, higher costs of labor, insurance and healthcare, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States could increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our operations and operating results. These factors affect not only our operations, but also the operations of suppliers from whom we purchase or license products and services, a factor that could result in an increase in the cost to us of our products and services, reducing our margins.

A substantial portion of our revenue is derived from The Raiser’s Edge and a decline in sales or renewals of this or similar products and related services could harm our business.

We derive a substantial portion of our revenue from the sale of The Raiser’s Edge and other products that help customers manage constituent relationships and related services, and revenue from these products and related services is expected to continue to account for a substantial portion of our total revenue for the foreseeable future. For example, revenue from the sale of The Raiser’s Edge and related services represented approximately 45%, 50% and 60% of our total revenue in 2008, 2007 and 2006, respectively. Because we generally sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, we frequently sell The Raiser’s Edge or similar products to new customers and then attempt to generate incremental revenue from the sale of additional products and services. If demand for The Raiser’s Edge or similar products declines significantly, our business would suffer.

If our customers do not renew their annual maintenance and support agreements or subscriptions for our products or if they do not renew them on terms that are favorable to us, our business might suffer.

Most of our maintenance agreements and subscriptions are for a one year term. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance and subscriptions renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements or subscriptions with us on beneficial terms, our business, operating results and financial condition could be harmed.

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

The Software-as-a-Service (SaaS) pricing model is evolving and demand by our customers for this model is increasing. Our failure to manage its evolution and demand could lead to lower than expected revenues and profits.

In recent years, much of our revenue growth has been derived from increased subscription offerings, including SaaS. This business model depends heavily on achieving economies of scale because the initial upfront investment is costly and the associated revenue is recognized on a ratable basis. If Blackbaud fails to achieve appropriate economies of scale or if Blackbaud fails to manage or anticipate the evolution and demand of the subscription software pricing models, then our business and operating results could be adversely affected.

The market for software and services for nonprofit organizations might not grow and nonprofit organizations might not continue to adopt our products and services.

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

Because a significant portion of our revenue is recognized ratably over the terms of the contract, downturns in sales may not be immediately reflected in our revenue.

We recognize our maintenance and subscriptions revenue monthly over the term of the customer agreement, which is typically 12 months, although can extend to three years. As a result, much of the revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales to new customers, renewals by existing customers or market acceptance of our products in any one quarter will not necessarily be fully reflected in the revenues in that quarter and will negatively affect our revenues and profitability in future quarters.

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

Our quarterly revenue and results of operations are difficult to forecast. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful and that such comparisons might not be accurate indicators of future performance. The reasons for these fluctuations include but are not limited to:

•	the size and timing of sales of our software, including the relatively long sales cycles associated with many of our larger software sales;

•	budget and spending decisions by our customers;

•	market acceptance of new products we release;

•	market acceptance of products we acquire;

•	the amount and timing of operating costs related to the expansion of our business, operations and infrastructure;

•	changes in our pricing policies or our competitors’ pricing policies;

•	seasonality in our revenue;

•	general economic conditions; and

•	costs related to acquisitions of technologies or businesses.

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

Our services and subscription revenue produces substantially lower gross margins than our license revenue, and an increase in services and/or subscription revenue relative to license revenue would harm our overall gross margins.

Our services revenue, which includes fees for consulting, implementation, training, data and technical services and analytics, was approximately 33%, 36% and 32% of our revenue for 2008, 2007 and 2006, respectively. Our services revenue has substantially lower gross margins than our product license revenue. An increase in the percentage of total revenue represented by services revenue would adversely affect our overall gross margins.

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

Our subscription revenue, which includes fees for providing access to hosted applications, application hosting services and access to certain data services and our online subscription training offerings, has experienced the largest percentage revenue growth over the last three years. Subscription revenue was approximately 16%, 10% and 6% of our revenue for 2008, 2007 and 2006, respectively. Our subscription revenue has substantially lower gross margins than our product license revenue. An increase in the percentage of total revenue represented by subscription revenue would adversely affect our overall gross margins. If nonprofits in general, and specifically our customers and prospects, desire to adopt our subscription offerings much more rapidly than we currently anticipate and we are unable to respond in a timely fashion, we could encounter significant effects to our business, including substantial capital expenditures, reduction in profitability, decrease in revenue growth and/or we could become potentially less competitive, resulting in a loss of market share.

Any erosion of our margins for our services and/or subscription revenue or any adverse changes in the mix of our license versus service and subscription revenue would adversely affect our operating results.

We might face challenges in integrating our recent acquisitions and, as a result, might not realize the expected benefits of this recent acquisition.

In July 2008, we acquired Kintera and during 2007 we acquired the Target Companies and eTapestry. Managing and integrating the operations and personnel of an acquired company can be a complex process. The integration might not be completed rapidly or achieve the anticipated benefits of the acquisition. The successful integration of the acquired companies will require, among other things, coordination of various departments, including product development, engineering, sales and marketing and finance. Further, a successful integration of the acquired companies internal control structure will be required. The diversion of the attention of management and any difficulties encountered in this process could cause the disruption of, or a loss of momentum in, sales or product development. The inability to successfully integrate the operations and personnel of our recently acquired companies, or any significant delay in achieving integration, could have a material adverse effect on our business and on the market price of our common stock.

If we are unable to retain key personnel of our recent acquisitions, our business may suffer.

The success of our recent acquisitions will depend in part on our ability to retain their engineering, sales, marketing, development and other personnel. It is possible that these employees might decide to terminate their employment. If key employees terminate their employment, the sales, marketing or development activities of the acquired companies might be adversely affected, our management’s attention might be diverted from successfully integrating the acquired operations to hiring suitable replacements and, as a result, our business might suffer.

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

Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders would be diluted which, in turn, could affect the market price of our stock. Moreover, we could finance any acquisition with debt, resulting in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions or investments properly, we might not achieve the anticipated benefits of any such acquisition and we may incur costs in excess of what we anticipate.

If the security of our software is breached, we fail to securely collect, store and transmit customer information, or we fail to safeguard confidential donor data our business and reputation could suffer.

Fundamental to the use of our products is the secure collection, storage and transmission of confidential donor and end user information. Third parties may attempt to breach our security or that of our customers and their databases. We might be liable to our customers for any breach in such security and any breach could harm our customers, our business and our reputation. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation and our business and operating results. Also, computers, including those that utilize our software, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We might be required to expend significant capital and other resources to protect further against security breaches or to rectify problems caused by any security breach.

A compromise of our software or other problem that results in customer or donor personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our online sales operations.

Privacy and security concerns, including evolving government regulation in the area of consumer data privacy, could adversely affect our business and operating results.

The effectiveness of our software products relies on our customers’ storage and use of data concerning their customers, including financial, personally identifying and other sensitive data. Our customers’ collection and use of these data for donor profiling might raise privacy and security concerns and negatively impact the demand for our products and services. For example, our custom modeling and analytical services, including ProspectPoint, WealthPoint and donorCentrics, rely heavily on securing and making use of data we gather from various sources and privacy laws could jeopardize our ability to market and profit from those services. If a breach of customer data security were to occur, our products may be perceived as less desirable, which would negatively affect our business and operating results.

In addition, governments in some jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. This legislation could reduce the demand for our software products if we fail to design or enhance our products to enable our customers to comply with the privacy and security measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer data privacy legislation. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. If we or our customers were found to be subject to and in violation of any of these laws or other data privacy laws or regulations, our business would suffer and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and our customers and make it more difficult for donors to make online donations.

If we are unable, or customers believe we are unable, to detect and prevent unauthorized use of credit cards and safeguard confidential donor data, we could be subject to financial liability, our reputation could be harmed and customers may be reluctant to use our products and services.

Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the technology we use to protect sensitive transaction data. If any such compromise of our security, or the security of our customers, were to occur, it could result in misappropriation of proprietary information or interruptions in operations and have an adverse impact on our reputation or the reputation of our customers. Currently some of our products are not fully compliant with Payment Card Industry, or PCI, security standards. This or other factors could make customers believe we are unable to detect and prevent unauthorized use of credit cards or confidential donor data, which could harm our business. Additionally, these factors could make issuing banks believe the transactions of our customers are compromised and refuse to process those transactions, which could harm the reputation of our products and our business.

Additional PCI DSS standards go into effect next year. Conforming our products and services to PCI DSS is expensive and time-consuming. Our failure to maintain compliance with PCI DSS could make customers believe we are unable to detect and prevent unauthorized use of credit cards and bank account numbers or protect confidential donor data and our reputation and business might be harmed.

If we were found subject to or in violation of any laws or regulations governing privacy or electronic fund transfers, we could be subject to liability or forced to change our business practices.

It is possible that the payment processing component of our web-based software is subject to various governmental regulations. Any further legislation at the state and federal levels could also restrict further our information gathering and disclosure practices. Existing and potential future privacy laws might limit our ability to develop new products and services that make use of data we gather from various sources. For example, our custom modeling and analytical services, including ProspectPoint, WealthPoint, P!N and donorCentrics, rely heavily on securing and making use of data we gather from various sources and privacy laws could jeopardize our ability to market and profit from those services. The provisions of these laws and related regulations are complicated, and we do not have extensive experience with these laws and related regulations. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. In addition, we might be subject to the privacy provisions of the Health Insurance Portability and Accountability Act of 1996 and the Gramm-Leach-Bliley Act and related regulations. If we or our customers were found to be subject to and in violation of any of these laws or other privacy laws or regulations, our business would suffer and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and our customers and make it more difficult for donors to make online donations.

If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer.

We currently have operations in the United Kingdom, Canada and Australia, and we intend to expand further into international markets. We have limited experience in international operations and may not be able to compete effectively in international markets. Our international offices generated revenues of approximately $40.3 million, $36.2 million and $26.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Accordingly, international revenue increased 11.3% and 38.2% in 2008 and 2007, respectively. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and may require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors.

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

In connection with the initial acquisition of our common stock as part of our recapitalization in 1999, we recorded approximately $107.0 million as a deferred tax asset. Our deferred tax asset balance of $71.6 million, of which $43.4 million relates to our 1999 recapitalization, was approximately 23% of our total assets as of December 31, 2008.

Realization of our deferred tax asset is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from that asset. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. This could be caused by, among other things, deterioration in performance, loss of key contracts, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business and a variety of other factors. If a deferred tax asset was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made.

Depending on future circumstances, it is possible that we might never realize the full value of our deferred tax asset. Any future determination of impairment of a significant portion of our deferred tax asset would have an adverse effect on our financial condition and results of operations.

Our ability to utilize our net operating loss carryforwards may be limited.

Included in our deferred tax asset balance is $19.8 million of federal net operating loss carryforwards, which is approximately 6% of our total assets at December 31, 2008. Our federal net operating loss carryforwards are subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors under Section 382 of the Internal Revenue Code. If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration, which would have an adverse affect our future cash flow, financial condition and results of operations.

Our failure to compete successfully could cause our revenue or market share to decline.

Our market is fragmented, competitive and rapidly evolving and there are limited barriers to entry for some aspects of this market. We mainly face competition from four sources:

•	software developers offering integrated specialized products designed to address specific needs of nonprofit organizations;

•	providers of traditional, less automated fundraising services such as services that support traditional direct mail campaigns, special events fundraising, telemarketing and personal solicitations;

•	custom-developed products created either internally or outsourced to custom service providers; and

•	software developers offering general products not designed to address specific needs of nonprofit organizations.

The companies we compete with and other potential competitors may have greater financial, technical and marketing resources and generate greater revenue and better name recognition than we do. If one or more of our competitors or potential competitors were to merge or partner with one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, a large diversified software enterprise, such as Microsoft, Oracle or Salesforce.com, could decide to enter the market directly, including through acquisitions.

Our competitors might also establish or strengthen cooperative relationships with resellers and third-party consulting firms or other parties with whom we have had relationships, thereby limiting our ability to promote our products. These competitive pressures could cause our revenue and market share to decline.

We must respond to technological changes to be competitive.

The software industry is characterized by technological change, evolving industry standards in hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products encompassing new technologies can render existing products obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to continue to enhance existing products and develop and introduce in a timely manner or acquire new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We cannot assure you that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Further, there can be no assurance that the products, capabilities or technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we are unable to develop or acquire on a timely and cost-effective basis new software products or enhancements to existing products or if such new products or enhancements do not achieve market acceptance, our business, results of operations and financial condition may be materially adversely affected.

Because competition for highly qualified personnel is intense, we might not be able to attract and retain the employees we need to support our planned growth.

To execute our continuing growth plans, we need to increase the size and maintain the quality of our sales force, software development staff and our professional services organization. To meet our objectives successfully, we must attract and retain highly qualified personnel with specialized skill sets focused on the nonprofit industry. Competition for qualified personnel can be intense and we might not be successful in attracting and retaining them. The pool of qualified personnel with experience working with or selling to nonprofit organizations is limited overall and specifically in Charleston, South Carolina, where our principal office is located. Our ability to maintain and expand our sales, product development and professional services teams will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to, and the specific needs of, nonprofit organizations. For these reasons, we have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales and services personnel to become productive, particularly with respect to obtaining and supporting major customer accounts. In particular, we plan to continue to increase the number of services personnel to attempt to meet the needs of our customers and potential new customers. In addition to hiring services personnel to meet our needs, we might also engage additional third-party consultants as contractors, which could have a negative impact on our earnings. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our products and services, we could experience a shortfall in revenue or earnings and not achieve our planned growth.

Further, in the past, we have used equity incentive programs as part of our overall employee compensation arrangements to both attract and retain personnel. The recent decline in our stock price has negatively impacted, and may continue to negatively impact, the value of these equity incentive and related compensation programs as retention and recruiting tools. We may need to create new or additional equity incentive programs and/or compensation packages to remain competitive, which could be dilutive to our existing stockholders and/or adversely affect our results of operations.

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

Our failure to obtain licenses for third-party technologies could harm our business.

We expect to continue licensing technologies from third parties, including applications used in our research and development activities, technologies which are integrated into our products and products that we resell. Although we believe that the loss of any third-party technologies currently integrated into our products would not have a material adverse effect on our business, this might change in the future. Our inability in the future to obtain any third-party licenses could delay future product development until equivalent technology can be identified, licensed or developed and integrated. This inability in turn would harm our business and operating results. Our use of third-party technologies exposes us to increased risks including, but not limited to, risks associated with the integration of new technology into our products, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs.

We rely upon trademark, copyright, patent and trade secret laws to protect our proprietary rights, which might not provide us with adequate protection.

Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We might not be successful in protecting our proprietary technology and our proprietary rights might not provide us with a meaningful competitive advantage. To protect our core proprietary technology, we rely on a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure agreements, each of which affords only limited protection. We currently do not have patents issued for any of our proprietary technology and we only recently filed patent applications relating to a number of such products. Moreover, we have no patent protection for The Raiser’s Edge, which is one of our core products and responsible for a significant portion of our revenue. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition. It is possible that:

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

Our revolving credit facility contains restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, repurchase stock and enter into transactions with affiliates. There can be no assurance that we will be able to remain in compliance with the covenants to which we are subject in the future and, if we fail to do so, that we will be able to obtain waivers from our lenders or amend the covenants.

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

We are subject, not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to electronic commerce and other regulations. Although there are currently few such laws and regulations, state, federal and foreign governments may adopt laws and regulations applicable to our business. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance. If such a decline occurs, companies may decide in the future not to use our products and services. Any new laws or regulations in the following areas could affect our business:

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

Pending and enacted legislation at the state and federal levels, including those related to fundraising activities, may also restrict further our information gathering and disclosure practices, for example, by requiring us to comply with extensive and costly registration, reporting or disclosure requirements.

Our operations might be affected by the occurrence of a natural disaster or other catastrophic event.

We depend on our principal executive offices and other facilities for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks and natural disasters such as earthquakes and hurricanes, could disrupt our operations. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

We lease our headquarters in Charleston, South Carolina which consists of approximately 230,000 square feet. The lease on our Charleston headquarters expires in October 2024, and we have the option for two 5-year renewal periods. We also lease facilities near Indianapolis, Indiana and in San Diego, California; Denver, Colorado; Cambridge, Massachusetts; Glasgow, Scotland; London, England; and Sydney, Australia. We believe that our properties are in good operating condition and adequately serve our current business operations for all of our business segments. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal proceedings

From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse affect on us.

Item 4.	Submission of matters to a vote of security holders

No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2008.

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

Blackbaud quarterly high and low stock prices

	High	Low
Fiscal year ended December 31, 2008
First quarter	$27.75	$23.23
Second quarter	25.72	20.68
Third quarter	22.69	17.86
Fourth quarter	18.70	10.77

	High	Low
Fiscal year ended December 31, 2007
First quarter	$26.38	$22.15
Second quarter	25.29	21.57
Third quarter	27.17	20.94
Fourth quarter	29.74	25.11

As of February 13, 2009, there were 281 stockholders of record and approximately 15,000 beneficial owners of our common stock. On February 13, 2009, the closing price of our common stock was $11.47.

Stock performance graph

The following performance graph compares the performance of our common stock to the Center for Research in Security Prices (CRSP) Total Market Return Index for the NASDAQ Stock Market and to a peer group industry index based on the standard industrial code for computer programming, data processing and other computer-related services. The graph covers the period from July 26, 2004, the first date our common stock was traded on NASDAQ, to December 31, 2008. The graph assumes that the value of the investment in our common stock and each index was $100 at July 26, 2004, and that all dividends are reinvested. We paid quarterly dividends at an annual rate of $0.40, $0.34 and $0.28 per share for the years ending December 31, 2008, 2007 and 2006, respectively.

	7/26/04	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08
Blackbaud Common Stock	$100.00	$167.31	$194.45	$297.48	$320.86	$154.59
CRSP Total Market Return Index	$100.00	$117.70	$120.20	$132.06	$143.21	$69.07
Peer Group	$100.00	$121.09	$125.20	$140.57	$171.77	$98.87

Issuer purchases of issuer securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, October 1, 2008				$32,423
October 1, 2008 through October 31, 2008	—	$—	—	$32,423
November 1, 2008 through November 30, 2008	244,713	$11.83	—	$30,770
December 1, 2008 through December 31, 2008	—	$—	—	$30,770
Total	244,713	$11.83	—	$30,770
(1)	Includes 99,303 shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock during the period.

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

In accordance with this dividend policy, we paid quarterly dividends at an annual rate of $0.40 per share and $0.34 per share in 2008 and 2007, respectively, resulting in an aggregate dividend payment to stockholders of $17.5 million and $15.1 million in 2008 and 2007, respectively. In February 2009, our Board of Directors approved an annual dividend rate of $0.40 per share for 2009. We declared a first quarter dividend of $0.10 per share payable on March 13, 2009 to stockholders of record on February 27, 2009, and currently intend to pay quarterly dividends at a rate of $0.40 per share of common stock for each of the remaining fiscal quarters in 2009. Dividends at this rate would total approximately $17.6 million in the aggregate on the common stock in 2009 (assuming 44 million shares of common stock are outstanding, net of treasury stock).

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

Assumptions and considerations

We estimate that the cash necessary to fund dividends on our common stock for 2009 at an annual rate of $0.40 per share is approximately $17.6 million (assuming 44 million shares of common stock are outstanding, net of treasury stock).

On May 7, 2008, our Board of Directors approved a new stock repurchase program that authorized us to purchase up to $40 million of our outstanding shares of common stock. The prior program was terminated at that date and the remaining balance that was authorized but not used under the prior stock repurchase program was included in the amount authorized under the new program. The new program does not have an expiration date. The shares could be purchased in conjunction with a public offering of our stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. As of February 13, 2009, we had purchased 520,423 shares of common stock for $9.2 million pursuant to this program. Any open market purchases under the repurchase program will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. We might not purchase any additional shares of common stock and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, to cancel the stock repurchase program.

We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2009, including dividends and purchases under our stock repurchase program. See “Management’s discussion and analysis of financial conditions and results of operations—Liquidity and capital resources” in this report.

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

We have estimated our dividend only for 2009, and we cannot assure our stockholders that during or following such periods that we will pay dividends at the estimated levels, or at all. We are not required to pay dividends and our Board of Directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our Board of Directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Indeed, over time our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.

We believe that our dividend policy could limit, but not preclude, our ability to pursue growth as we intend to retain sufficient cash after the distribution of dividends to permit the pursuit of growth opportunities that do not require material capital investments. In order to pay dividends at the level currently anticipated under our dividend policy and to fund any substantial portion of our stock repurchase program, we expect that we could require financing or borrowings to fund any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our anticipated capital expenditure levels. Management will evaluate potential growth opportunities as they arise and, if our Board of Directors determines that it is in our best interest to use cash that would otherwise be available for distribution as dividends to pursue an acquisition opportunity, to materially increase capital spending or for some other purpose, the Board would be free to depart from or change our dividend policy at any time.

Restrictions on payment of dividends

Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2008, we had approximately $16.4 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2009 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2009, our Board of Directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.

Our credit facility with Wachovia Bank, N.A. dated July 25, 2007 restricts our ability to declare and pay dividends on our common stock as follows:

•

In order to pay any cash dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit facility; (2) we must be in compliance with a leverage ratio set forth in the credit agreement and (3) we must have cash on hand (which includes any unused amounts under the credit facility) of at least $10.0 million; each after giving effect to the payment of dividends and/or the repurchase of shares.

Item 6.	Selected consolidated financial data

The selected consolidated financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included elsewhere in this report. The following data, insofar as it relates to each of the years ended December 31, 2008, 2007 and 2006, has been derived from the audited annual financial statements, including the consolidated balance sheets at December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for the three years ended December 31, 2008, 2007 and 2006 and notes thereto appearing elsewhere herein. The following data, insofar as it relates to each of the years ended December 31, 2005 and 2004 and the consolidated balance sheet as of December 31, 2006 and 2005 are derived from audited financial statements not included in this report. The consolidated balance sheet as of December 31, 2004 is derived from our accounting records.

As described in Note 2 of the consolidated financial statements included in this annual report, we made business acquisitions in 2008, 2007 and 2006, which could affect the comparability of the information presented.

	Years ended December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
Consolidated statements of operations data:
Revenue
License fees	$35,932	$37,569	$32,500	$29,978	$25,387
Services	100,824	91,376	61,242	52,606	42,793
Maintenance	107,304	94,602	80,893	71,163	63,081
Subscriptions	49,705	25,389	10,605	6,965	3,686
Other revenue	8,730	8,102	6,140	5,237	4,316

Total revenue	302,495	257,038	191,380	165,949	139,263

Cost of revenue
Cost of license fees	3,316	2,870	2,260	4,380	3,545
Cost of services(1)	63,960	54,908	33,717	28,409	22,807
Cost of maintenance(1)	20,185	17,119	13,225	10,926	10,474
Cost of subscriptions(1)	20,587	10,306	2,360	1,472	388
Cost of other revenue	8,368	7,274	5,709	4,943	3,986

Total cost of revenue	116,416	92,477	57,271	50,130	41,200

Gross profit	186,079	164,561	134,109	115,819	98,063
Operating expenses
Sales and marketing(1)	65,185	56,994	41,405	33,491	26,663
Research and development(1)	38,708	28,525	23,118	21,138	17,418
General and administrative(1)	34,072	26,144	21,757	15,795	32,512
Amortization	713	491	699	18	32
Cost of initial public offering	—	—	—	—	2,455

Total operating expenses	138,678	112,154	86,979	70,442	79,080

Income from operations	47,401	52,407	47,130	45,377	18,983
Interest income	526	813	1,584	964	331
Interest expense	(1,526)	(1,164)	(48)	(49)	(272)
Other (expense) income, net	(194)	(503)	(238)	6	356

Income before provision for income taxes	46,207	51,553	48,428	46,298	19,398

Income tax provision	16,329	19,829	18,275	13,211	6,848

Net income	$29,878	$31,724	$30,153	$33,087	$12,550

Earnings per share
Basic	$0.70	$0.73	$0.70	$0.78	$0.30
Diluted	$0.68	$0.71	$0.68	$0.72	$0.27
Common shares and equivalents outstanding
Basic weighted average shares	42,959	43,619	43,320	42,559	42,496
Diluted weighted average shares	43,959	44,595	44,668	46,210	46,541
Dividends per share	$0.40	$0.34	$0.28	$0.20	$—

	Years ended December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
Summary of stock-based compensation (benefit):
Cost of services	$1,442	$627	$531	$269	$(540)
Cost of maintenance	534	234	117	33	(91)
Cost of subscriptions	283	274	19	—	—

Total included in cost of revenue	2,259	1,135	667	302	(631)

Sales and marketing	1,607	831	813	217	(112)
Research and development	2,396	1,219	746	139	(457)
General and administrative	5,823	3,749	5,174	(343)	19,579

Total included in operating expenses	9,826	5,799	6,733	13	19,010

Total stock-based compensation	$12,085	$6,934	$7,400	$315	$18,379

(1)	Includes stock-based compensation as set forth in tabular summary of stock-based compensation (benefit) for all periods presented. We adopted SFAS 123(R) on January 1, 2006.

	December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
Consolidated balance sheet data:
Cash and cash equivalents	$16,361	$14,775	$67,783	$22,683	$42,144
Deferred tax asset, including current portion	71,620	53,972	67,620	80,052	88,896
Working capital (deficit)	(109,962)	(46,977)	14,125	(16,866)	(7,542)
Total assets	313,886	237,694	195,009	148,463	161,640
Deferred revenue	119,640	96,100	76,952	63,222	54,440
Total liabilities	223,378	124,591	99,651	83,711	73,156
Common stock	51	50	49	48	43
Additional paid-in capital	116,846	105,687	88,409	73,583	55,292
Total stockholders’ equity	$90,508	$113,103	$95,358	$64,752	$88,484

Item 7.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 1.A Risk Factors and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements within the meaning of Section 21E of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under “Cautionary statement” included in this “Management’s discussion and analysis of financial condition and results of operations” and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results.

Executive summary

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. At the end of 2008, we had approximately 22,000 customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

During 2007 and 2008, we acquired companies that provided us with a strategic opportunity to expand our share of the nonprofit market through the SaaS and subscription offerings markets, and through the integration of complimentary products and services to serve the changing needs of our customers.

Revenue for 2008 was $302.5 million, an 18% increase compared to 2007. The revenue increase is attributable to our recent business acquisitions and revenue growth from sales in subscription offerings and maintenance and consulting services. This growth was offset by a decrease in our license revenue principally driven by the economic slowdown that became increasingly challenging through 2008. Organically, our revenue increased 9% in 2008 compared to 2007; with the strongest revenue growth being in our subscription offerings and maintenance services, both of which are principally comprised of recurring revenue with contracts that generally have a duration of one year. Maintenance revenue continues to grow principally through new maintenance contracts associated with both existing customers and new customers associated with new license arrangements. Our subscription revenue growth is principally attributable to increased demand for internet based offerings.

Income from operations of $47.4 million for 2008 decreased by approximately 9% compared to 2007. The decrease in income from operations is primarily attributable to an increase in stock-based compensation expense, amortization expense associated with intangible assets from our recent acquisitions, research and development expense for new and existing products and services and a higher operating cost structure associated with our recent acquisitions.

We ended 2008 with cash and cash equivalents totaling $16.4 million and outstanding borrowings on our credit facility of $59.0 million. During 2008, we generated $60.3 million in cash flows from our operations, which enabled us to pay $17.5 million in dividends and repurchase $43.7 million of our common stock under our repurchase program.

We expect to continue to face a challenging economic environment, in which our customers may exercise greater caution over expenditure decisions. As such, we are not able to adequately assess what the precise impact will be on our end markets. However, we plan to continue to focus on expanding market share, selectively investing in our growth initiatives and strengthening our leadership position. To the extent our operating results continue to be challenged by a weakened economic environment, we plan to to closely manage our operating expenses and use of our cash flow in a manner that will maintain a reasonable level of profitability and enhance long-term stockholder value.

Consolidated statements of operations, percent of revenue

	Years ended December 31,
	2008	2007	2006
Revenue
License fees	11.9%	14.6%	17.0%
Services	33.3	35.5	32.0
Maintenance	35.5	36.8	42.3
Subscriptions	16.4	9.9	5.5
Other revenue	2.9	3.2	3.2

Total revenue	100.0%	100.0%	100.0%

Cost of revenue
Cost of license fees	1.1	1.1	1.2
Cost of services	21.1	21.4	17.6
Cost of maintenance	6.7	6.7	6.9
Cost of subscriptions	6.8	4.0	1.2
Cost of other revenue	2.8	2.8	3.0

Total cost of revenue	38.5	36.0	29.9

Gross profit	61.5	64.0	70.1

Operating expenses
Sales and marketing	21.5	22.2	21.6
Research and development	12.8	11.1	12.1
General and administrative	11.3	10.2	11.4
Amortization	0.2	0.2	0.4

Total operating expenses	45.8	43.6	45.4

Income from operations	15.7	20.4	24.6
Interest income	0.2	0.3	0.8
Interest expense	(0.5)	(0.5)	(0.0)
Other expense, net	(0.1)	(0.2)	(0.1)
Income before provision for income taxes	15.3	20.1	25.3
Income tax provision	5.4	7.7	9.5

Net income	9.9%	12.3%	15.8%

Results of operations

Comparison of the years ended December 31, 2008, 2007 and 2006

Following are the companies we acquired during 2008 and 2007 and their respective acquisition date:

•	Target Software, Inc. and Target Analysis Group, Inc. (together referred to as the Target Companies)—January 16, 2007;

•	eTapestry.com, Inc. (referred to as eTapestry)—August 1, 2007; and

•	Kintera, Inc. (referred to as Kintera)—July 8, 2008.

The results of operations of the Target Companies, eTapestry and Kintera are included in our consolidated results of operations from the dates of their respective acquisition as noted above.

Revenue

The table below compares revenue from our statement of operations for the years ended December 31, 2008, 2007 and 2006.

	Years ended December 31,			2008 versus 2007		2007 versus 2006
(in millions)	2008	2007	2006	Change	% Change	Change	% Change

License fees	$35.9	$37.5	$32.5	$(1.6)	(4)%	$5.0	15%
Services	100.8	91.4	61.2	9.4	10%	30.2	49%
Maintenance	107.3	94.6	80.9	12.7	13%	13.7	17%
Subscriptions	49.7	25.4	10.6	24.3	96%	14.8	140%
Other	8.8	8.1	6.2	0.7	9%	1.9	31%

Total revenue	$302.5	$257.0	$191.4	$45.5	18%	$65.6	34%

Total revenue increased $45.5 million, or 18%, in 2008 compared to 2007. Approximately half, or $22.0 million, of the increase in total revenue was attributable to the inclusion of eTapestry and Kintera in our consolidated results of operations. The remaining increase in revenue for 2008, totaling $23.5 million and representing a 9% increase over 2007, was primarily attributable to growth in revenue from subscriptions and maintenance services. The increase in maintenance revenue is principally from new maintenance contracts with both existing customers and new customers associated with new license agreements. Subscription revenue increased 35%, excluding the impact of our acquisitions, due to an increase in demand for internet based software services.

Total revenue increased $65.6 million, or 34%, in 2007 compared to 2006. A total of $28.3 million, or 43%, of this increase was attributable to the inclusion of the Target and eTapestry in our consolidated results of operations. The remaining increase in revenue in 2007, totaling $37.3 million and representing a 19.5% increase over 2006 revenue, is due to growth in services and license fees to new and existing customers, partially due to the introduction of new product offerings. Also contributing to the growth is revenue from new maintenance contracts associated with these new license agreements and existing client increases and revenue from our subscriptions.

Segment results

We analyze our business according to our six operating segments as identified in Note 14 of our consolidated financial statements, which are license fees, consulting and education services, analytic services, maintenance, subscriptions and other. The analyses provided below are presented on a non-GAAP basis before the inclusion of various allocable corporate costs such as depreciation, facilities and information technology, or IT, support costs, stock-based compensation and amortization of intangibles arising from business combinations because, in managing our operations, we believe that the exclusion of these costs allows us to better understand and manage our operating expenses and cash needs. These excluded costs are analyzed separately following the segment results analysis.

License fees

	Years ended December 31,			2008 versus 2007		2007 versus 2006
(in millions)	2008	2007	2006	Change	% Change	Change	% Change

License fee revenue	$35.9	$37.5	$32.5	$(1.6)	(4)%	$5.0	15%
Direct controllable cost of license fees	3.1	2.7	2.3	0.4	15%	0.4	17%

Segment income	$32.8	$34.8	$30.2	$(2.0)	(6)%	$4.6	15%

Segment margin %	91%	93%	93%

Revenue from license fees is derived from the sale of our software products, under a perpetual license agreement. The decrease in license fee revenue during 2008 is principally attributable to longer sales cycle times, increased scrutiny on purchasing decisions and overall cautiousness taken by existing and prospective customers as a result of continued economic challenges. Additionally, during 2008, revenue from license fees to new customers decreased by $2.9 million, offset by an increase to existing customers of $1.3 million.

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

Direct controllable cost of license fees is principally comprised of third-party software royalties and variable reseller commissions. The increase in cost of license fees for 2008 compared to 2007 is primarily attributable to a shift in the mix of license fee revenue toward products with higher third-party software royalty costs.

The increase in cost of license fees in 2007 is comprised of a $0.3 million increase in third party royalty payments associated with The Patron Edge, our ticketing software, and a $0.3 million increase in proprietary software costs, offset by a $0.2 million decrease due to reduced reseller commissions as a result of the discontinued use of that sales channel.

Consulting and education services

	Years ended December 31,			2008 versus 2007		2007 versus 2006
(in millions)	2008	2007	2006	Change	% Change	Change	% Change

Consulting and education services revenue	$77.7	$73.2	$53.7	$4.5	6%	$19.5	36%
Direct controllable cost of consulting and education services	44.4	38.8	26.0	5.6	14%	12.8	49%

Segment income	$33.3	$34.4	$27.7	$(1.1)	(3)%	$6.7	24%

Segment margin %	43%	47%	52%

Consulting and education services revenue consists of consulting, installation, implementation and education services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities. During 2008, consulting and education services revenue increased by $4.5 million, including $0.5 million of revenue attributable to the inclusion of Kintera. The inclusion of eTapestry for a full year in 2008 compared to five months in 2007 accounted for $1.4 million of the consulting and education services revenue growth for 2008. The rates charged for our service offerings have remained relatively constant year over year and, as such, the increase in revenue in 2008 is principally the result of increased volume of services provided. The increase in volume of services provided is principally due to an increase in the demand in consulting services associated with our new eCRM product offerings and our internet based products.

The rates charged for our service offerings in 2007 remained relatively constant year over year and, as such, the increase in revenue in 2007 is principally the result of increased volume of services provided. The increase in consulting, installation and implementation service revenue of $15.2 million includes $5.3 million attributable to the Target Companies and $0.3 million attributable to eTapestry. Additionally, education services delivered increased $4.3 million or 25%. Of this increase, $2.9 million is attributable to Training Pass, our fixed-rate program that permits customers to attend unlimited training over a specified contract period, which is typically one year.

Cost of consulting and education services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals and other costs incurred in providing consulting, installation and implementation services and customer training. During 2008, cost of consulting and education services increased by $5.6 million, of which $2.2 million is attributable to the inclusion of human resource costs associated with Kintera and eTapestry. The remaining increase of $3.4 million is primarily attributable to human resource cost increases as a result of increased competencies in our service professionals.

During 2007, human resource costs increased $11.3 million, or a 55% increase, compared to 2006 as we increased headcount to meet growing customer demand. A total of $2.2 million or 19% of the increase in human resource costs is due to the inclusion of headcount associated with the Target Companies and an additional $0.2 million from the inclusion of the headcount associated with eTapestry. Additionally, travel-related expenses and training materials increased $1.4 million.

The continued decrease in segment margin from 2007 to 2008 is primarily attributable to average billing rates for our consultants remaining relatively constant while consultant’s salaries and related human resource costs have increased, and a change in the mix of the consulting and education services provided.

The segment margin decreased sequentially from 2006 to 2007 due to increased human resource costs and lower utilization as a result of scheduling challenges of matching client demands with consultants’ availability and appropriate skill set.

Analytic services

	Years ended December 31,			2008 versus 2007		2007 versus 2006
(in millions)	2008	2007	2006	Change	% Change	Change	% Change

Analytic services revenue	$23.1	$18.2	$7.5	$4.9	27%	$10.7	143%
Direct controllable cost of analytic services	9.8	8.0	3.6	1.8	23%	4.4	122%

Segment income	$13.3	$10.2	$3.9	$3.1	30%	$6.3	162%

Segment margin %	58%	56%	52%

Analytic services, which are comprised of donor prospect research, benchmarking studies and data modeling services, involve the assessment of current and prospective donor information of the customer. These assessments are performed using our proprietary analytical tools. The end product enables the customer to more effectively target its fundraising activities. Revenue from analytic services increased $4.9 million, or 27%, in 2008 when compared to 2007. The rates charged for our analytic services have remained relatively constant year over year and, as such, the increase in revenue is principally the result of increased volume of services provided.

Revenue from analytic services increased 143% in 2007 compared to 2006. Approximately $8.6 million of the increase in analytic services is attributable to the inclusion of the Target Companies. The remaining increase in revenue is due to an increase in services delivered.

Cost of analytic services is primarily comprised of human resource costs and data expense incurred to perform analytic services. To meet the increase in customer demand for our analytic services, we have increased our headcount when comparing 2008 to 2007. As a result, the increases in cost of analytic services are attributable to human resources costs.

The increase in cost of analytic services in 2007 compared to 2006 is principally due the inclusion of headcount associated with the Target Companies. Human resource costs increased $3.8 million in 2007 compared to 2006, of which $3.2 million is directly related to the Target Companies. Additionally, data expense incurred to deliver analytic services increased $0.4 million, of which $0.2 million is directly associated with revenue from the Target Companies.

The analytic services margin increase in 2008 and 2007 compared to 2007 and 2006 is attributable to including and integrating the analytic services segment of the Target Companies, which has a different cost structure and a higher margin than the historical Blackbaud only analytic services segment.

Maintenance

	Years ended December 31,			2008 versus 2007		2007 versus 2006
(in millions)	2008	2007	2006	Change	% Change	Change	% Change

Maintenance revenue	$107.3	$94.6	$80.9	$12.7	13%	$13.7	17%
Direct controllable cost of maintenance	15.3	13.4	10.8	1.9	14%	2.6	24%

Segment income	$92.0	$81.2	$70.1	$10.8	13%	$11.1	16%

Segment margin %	86%	86%	87%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue for 2008 includes $2.8 million of revenues generated by Kintera. The remaining increase of $9.9 million is principally comprised of $11.0 million of new maintenance contracts with both existing customers and new customers associated with new license agreements, offset by $3.9 million of maintenance contracts that were not renewed. Additionally, maintenance revenue increased $2.8 million from maintenance contract inflationary rate adjustments.

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

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs and data expenses, and other costs incurred in providing support and services to our customers. During 2008, the increases in cost of maintenance are principally the result of increases in human resources costs. The increase in human resource costs includes $0.2 million of costs attributable to additional headcount for Kintera. Additionally, third-party royalty costs increased by $0.4 million, primarily related to our ticketing solution The Patron’s Edge.

During 2007 the cost of maintenance increase is principally the result of a $2.5 million increase in salary, benefits and bonus expense, of which $0.7 million is due the inclusion of headcount associated with the acquisition of the Target Companies. Increases from third-party royalty costs contributed an additional $0.1 million.

Subscriptions

	Years ended December 31,			2008 versus 2007		2007 versus 2006
(in millions)	2008	2007	2006	Change	% Change	Change	% Change
Subscriptions revenue	$49.7	$25.4	$10.6	$24.3	96%	$14.8	140%
Direct controllable cost of subscriptions	15.7	7.8	2.1	7.9	101%	5.7	271%

Segment income	$34.0	$17.6	$8.5	$16.4	93%	$9.1	107%

Segment margin %	68%	69%	80%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications, providing application hosting services, and access to certain data services and our online subscription training offerings. In general, we are experiencing growth in our hosted applications business as a result of the eTapestry and Kintera acquisitions, which add experience in on-demand solutions and expands our set of subscription services. Approximately $11.3 million, or 44%, of the revenue growth for 2008 is attributable to the inclusion of Kintera. The inclusion of eTapestry for a full year in 2008 compared to five months in 2007 accounted for $5.1 million, or 20%, of the subscription revenue growth for 2008. The remaining $7.9 million increase is attributable to organic growth from increased demand for hosting services and other online data services.

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

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, and other costs incurred in providing support and services to our customers. The increase in the cost of subscriptions in 2008 compared to 2007 is principally due to an increase in data expense, hosting and other costs of $5.1 million, of which $2.1 million is attributable to the inclusion of Kintera. Additionally, human resource costs increased $2.8 million, of which $1.5 million is due to the inclusion of Kintera and eTapestry.

The increase in the cost of subscriptions in 2007 compared to 2006 is primarily due to an increase in human resource costs of $4.9 million, of which $3.9 million and $0.4 million is due to the inclusion of headcount associated with the acquisitions of the Target Companies and eTapestry, respectively. Additionally, data expense increased $0.4 million and travel-related and other costs increased an additional $0.4 million.

Subscriptions segment margin decreased slightly from 2007 to 2008 principally due to the inclusion of Kintera. The decrease in subscriptions margin in 2007 compared to 2006 is predominantly due to higher human resource costs as a result of the inclusion of costs related to the Target Companies.

Other revenue

	Years ended December 31,			2008 versus 2007		2007 versus 2006
(in millions)	2008	2007	2006	Change	% Change	Change	% Change
Other revenue	$8.8	$8.1	$6.2	$0.7	9%	$1.9	31%
Direct controllable cost of other revenue	8.3	7.2	5.7	1.1	15%	1.5	26%

Segment income	$0.5	$0.9	$0.5	$(0.4)	(44)%	$0.4	80%

Segment margin %	6%	11%	8%

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel-related expenses, primarily incurred in connection with the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. The increase in 2008 other revenue of $0.7 million as compared to 2007 is primarily to attributable increases in reimbursable travel and related expenses.

Other revenue increased in 2007 primarily due to a $1.5 million increase in reimbursable travel-related costs from our services businesses. Additionally, revenue from user conferences increased $0.4 million, of which $0.3 million is attributable to the Target Companies.

Direct controllable cost of other revenue includes human resource costs, costs of business forms, costs of user conferences and reimbursable expenses relating to the performance of services at customer locations. The increase in 2008 compared to 2007 is due to an increase in reimbursable travel expenses related to providing services at customer locations and costs associated with user conferences. Reimbursable expenses related to providing services at customer locations increased in 2008 compared to 2007 by $0.5 million and conference costs increased $0.6 million.

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

	Years ended December 31,			2008 versus 2007		2007 versus 2006
(in millions)	2008	2007	2006	Change	% Change	Change	% Change

License fees	$32.8	$34.8	$30.2	$(2.0)	(6)%	$4.6	15%
Consulting and education services	33.3	34.4	27.7	(1.1)	(3)%	6.7	24%
Analytic services	13.3	10.2	3.9	3.1	30%	6.3	162%
Maintenance	92.0	81.2	70.1	10.8	13%	11.1	16%
Subscriptions	34.0	17.6	8.5	16.4	93%	9.1	107%
Other	0.5	0.9	0.5	(0.4)	(44)%	0.4	80%

Total segment income	$205.9	$179.1	$140.9	$26.8	15%	$38.2	27%

Less corporate costs not allocated to segment expenses:
Stock-based compensation	2.3	1.1	0.7	1.2	109%	0.4	57%
Amortization of intangible assets acquired in business combinations	5.3	2.9	—	2.4	83%	2.9	—%
Corporate overhead costs	12.2	10.5	6.1	1.7	16%	4.4	72%

Gross profit as stated in statements of operations	$186.1	$164.6	$134.1	$21.5	13%	$30.5	23%

Gross margin %	62%	64%	70%

Stock-based compensation expense and amortization expense are analyzed separately following the operating expenses section.

Corporate overhead costs

Allocated corporate overhead costs are comprised of depreciation, facilities and IT support costs. Corporate overhead costs included in gross profit were $12.2 million and $10.5 million for 2008 and 2007, respectively. The increase in corporate overhead costs in 2008 is primarily the result of an increase in depreciation of $0.7 million as a result of property and equipment purchases. Additionally, facilities expense increased $1.7 million primarily from the additional locations added in connection with the Kintera and eTapestry acquisitions and additional office space leased. IT support costs decreased $0.7 million due to reduced maintenance cost on internally used software.

Of the $4.4 million increase in 2007, $1.9 million and $0.2 million are attributable the Target Companies and eTapestry, respectively. Overhead costs increased due to the lease of two additional office facilities. Facilities expense increased $0.8 million as the result of leasing additional office space, a sublease expiring and a decrease in the South Carolina state incentive, which is accounted for as a reduction to rent, and a $0.2 million increase in communications expense. IT support costs increased $0.7 million, of which $0.3 million is human resource costs and $0.4 million is maintenance cost on internally used software. Additionally, depreciation expense increased $0.4 million.

Operating expenses

The operating expenses analyzed below are presented on a non-U.S. GAAP basis as they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed, in total, in the section following the operating expense analysis.

Sales and marketing

	Years ended December 31,			2008 versus 2007		2007 versus 2006
(in millions)	2008	2007	2006	Change	% Change	Change	% Change

Sales and marketing expense excluding stock-based compensation	$63.6	$56.2	$40.6	$7.4	13%	$15.6	38%
Add: Stock-based compensation expense	1.6	0.8	0.8	0.8	100%	—	0%

Sales and marketing expense	$65.2	$57.0	$41.4	$8.2	14%	$15.6	38%

% of revenue (excluding stock-based compensation)	21%	22%	21%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. The increase in sales and marketing expense in 2008 compared to 2007 is principally due to increases in our sales force and the inclusion of acquired companies. During 2008, human resource costs increased $5.9 million, of which $3.2 million is due to the inclusion of human resources associated with the acquisitions of Kintera and eTapestry. Other increases include higher travel costs, allocated costs and other marketing related costs of $1.5 million. As a percentage of revenue, sales and marketing costs in 2008 decreased by one percentage point compared with 2007, principally due to a decrease in commission expense associated with the decline in license fees and lower growth rate of our services.

The increase in sales and marketing expense in 2007 compared to 2006 in absolute dollars and as a percentage of revenue is principally due to the increase in the size of our sales force by approximately 27%. During 2007, human resource costs increased $8.2 million, of which $3.1 million and $0.9 million is due to the inclusion of headcount associated with the Target Companies and eTapestry, respectively. Additionally, commissions increased $3.7 million due to higher commissionable sales. Other increases include higher allocated costs of $1.6 million, higher travel-related expenses of $1.3 million and higher marketing expenses of $0.7 million.

Research and development

	Years ended December 31,			2008 versus 2007		2007 versus 2006
(in millions)	2008	2007	2006	Change	% Change	Change	% Change

Research and development expense excluding stock-based compensation	$36.3	$27.3	$22.4	$9.0	33%	$4.9	22%
Add: Stock-based compensation expense	2.4	1.2	0.7	1.2	100%	0.5	71%

Research and development expense	$38.7	$28.5	$23.1	$10.2	36%	$5.4	23%

% of revenue (excluding stock-based compensation)	12%	11%	12%

Research and development expenses include human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. During 2008, the increase in research and development costs is primarily due to a $7.6 million increase in human resource costs resulting from an increase in headcount and increased investment in our products, of which $3.4 million is due to the inclusion of Kintera and eTapestry. Further increases of $1.1 million are attributable to higher allocated costs and $0.3 million higher travel and other costs. Research and development as a percentage of revenue increased one percentage point in 2008 compared to 2007 primarily due to an increased investment in our product initiatives.

During 2007, the increase in absolute dollars in research and development costs is primarily due to a $4.9 million increase in human resource costs of which $1.0 million and $0.5 million are due to the inclusion of headcount associated with the Target Companies and eTapestry, respectively. We discontinued the use of offshore contractors during the fourth quarter of 2006 resulting in the need for additional staffing for the development of new product offerings. A further increase of $1.0 million is attributable to higher allocated costs. These increases were offset by a $1.0 million decrease in outside contractor expenses as a result of the discontinued use of offshore contractors. Research and development as a percentage of revenue decreased one percentage point in 2007 compared with 2006 principally because during 2007, we grew our investment more slowly as we reevaluated our product development plans in light of the combination with the Target Companies and eTapestry.

General and administrative

	Years ended December 31,			2008 versus 2007		2007 versus 2006
(in millions)	2008	2007	2006	Change	% Change	Change	% Change

General and administrative expense excluding stock-based compensation	$28.3	$22.4	$16.6	$5.9	26%	$5.8	35%
Add: Stock-based compensation expense	5.8	3.8	5.2	2.0	53%	(1.4)	(27)%

General and administrative expense	$34.1	$26.2	$21.8	$7.9	30%	$4.4	20%

% of revenue (excluding stock-based compensation)	9%	9%	9%

General and administrative expense consists primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, and other administrative expenses. During 2008, general and administrative expenses increased $5.9 million compared to 2007, of which $3.7 million is attributed to the inclusion of Kintera and eTapestry. The remaining increase was primarily driven by an increase in human resource costs of $1.2 million due to an increase in headcount and $1.0 million increase in bad debt expense and allocated costs.

During 2007, general and administrative expenses increased $5.8 million compared to 2006; of this amount, $2.7 million and $0.4 million are attributable to the inclusion of the Target Companies and eTapestry, respectively. This $5.8 million increase was primarily driven by a $3.3 million increase in human resource costs associated with additional headcount, of which $1.1 million and $0.2 million are due to the inclusion of the Target Companies and eTapestry, respectively. Other increases include higher travel-related expenses, third-party professional fees, allocated costs, insurance, recruiting and relocation expenses, bad debt expense and other costs of $2.4 million.

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

Our consolidated statements of operations for 2008, 2007 and 2006 include the amounts of stock-based compensation illustrated below:

	Years ended December 31,			2008 versus 2007		2007 versus 2006
(in millions)	2008	2007	2006	Change	% Change	Change	% Change

Included in cost of revenue:
Cost of services	$1.5	$0.6	$0.5	$0.9	150%	$0.1	20%
Cost of maintenance	0.5	0.2	0.1	0.3	150%	0.1	100%
Cost of subscriptions	0.3	0.3	0.1	—	—%	0.2	200%

Total included in cost of revenue	2.3	1.1	0.7	1.2	109%	0.4	57%
Included in operating expenses:
Sales and marketing	1.6	0.8	0.8	0.8	100%	—	—%
Research and development	2.4	1.2	0.7	1.2	100%	0.5	71%
General and administrative	5.8	3.8	5.2	2.0	53%	(1.4)	(27)%

Total included in operating expenses	9.8	5.8	6.7	4.0	69%	(0.9)	(13)%

Total	$12.1	$6.9	$7.4	$5.2	75%	$(0.5)	(7)%

Stock-based compensation is comprised of expense from common stock awards, stock options, restricted stock awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for 2008, 2007 and 2006.

	Years ended December 31,			2008 versus 2007		2007 versus 2006
(in millions)	2008	2007	2006	Change	% Change	Change	% Change

Stock-based compensation from:
Common stock	$1.4	$—	$—	$1.4	—%	$—	—%
Stock options	1.5	2.4	5.5	(0.9)	(38)%	$(3.1)	(56)%
Restricted stock awards	7.2	3.8	1.8	3.4	89%	$2.0	111%
Stock appreciation rights	2.0	0.7	0.1	1.3	186%	$0.6	600%

Total stock-based compensation	$12.1	$6.9	$7.4	$5.2	75%	$(0.5)	(7)%

During 2008, we expensed $1.4 million related to compensation and incentive arrangements payable in common stock that are associated with the acquisition of Kintera and eTapestry. There were no arrangements payable in common stock in 2007 and 2006. The decrease in compensation expense from stock options in 2008 compared to 2007 and 2007 compared to 2006 is the result of having not granted stock options since 2005 and using the accelerated method for recognizing stock-based compensation expense associated with stock options. This method results in the recognition of more expense in the earlier periods of vesting when compared with the straight-line method.

Stock-based compensation expense from restricted stock awards and stock appreciation rights increased in 2008 compared to 2007 and in 2007 compared to 2006 due to the issuance of additional grants and rights in 2008 and 2007, offset by the partial vesting of grants issued in prior years.

The total amount of compensation costs related to non-vested awards not yet recognized was $ 29.4 million and $26.9 million as of December 31, 2008 and 2007, respectively. The compensation cost for unvested awards at December 31, 2008 will be recognized over a weighted average period of 1.9 years.

Amortization

We allocated amortization expense to cost of revenue according to the nature of the respective identifiable intangible asset and to the extent it is directly associated with revenue. Amortization expense included in our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 is illustrated below:

	Years ended December 31,			2008 versus 2007		2007 versus 2006
(in millions)	2008	2007	2006	Change	% Change	Change	% Change

Included in cost of revenue:
Cost of license fees	$0.3	$0.1	$—	$0.2	200%	$0.1	— %
Cost of services	1.3	1.2	—	0.1	8%	1.2	— %
Cost of maintenance	0.9	0.4	—	0.5	125%	0.4	— %
Cost of subscriptions	2.7	1.1	—	1.6	145%	1.1	— %
Cost of other revenue	0.1	0.1	—	—	0%	0.1	— %

Total included in cost of revenue	5.3	2.9	—	2.4	83%	2.9	— %
Included in operating expenses	0.7	0.5	0.7	0.2	40%	(0.2)	(29)%

Total	$6.0	$3.4	$0.7	$2.6	76%	$2.7	386%

The increases in amortization expense for 2008 compared to 2007 and 2007 compared to 2006 are directly attributable to the acquisition of the Target Companies, eTapestry and Kintera. Identifiable intangible assets of $16.9 million and $32.8 million were recorded during 2008 and 2007, respectively, related to the acquisition of these companies.

Interest expense

Interest expense increased $0.4 million in 2008 compared to 2007. The increase is primarily related to the timing and amount of borrowings under our credit facility, offset by a decrease in our effective interest rate. During 2008 and 2007, we utilized borrowings under our credit facility for short-term financial needs such as funding business acquisitions and share repurchases. However, in 2008 we carried outstanding debt for a longer period, as compared to 2007.

Interest expense was $1.2 million in 2007 compared with less than $0.1 million in 2006. This increase in interest expense is directly related to our borrowing under our credit facility in connection with the acquisitions of the Target Companies and eTapestry and other short-term liquidity purposes.

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. We had an effective tax rate of 35.3%, 38.5% and 37.7% in 2008, 2007 and 2006, respectively. In 2008, the lower effective rate was principally attributable to an increase in the amount of benefit we were able to recognize for certain state income tax credits and certain federal tax credits generated.

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

In connection with the acquisition of Kintera in 2008, we recorded deferred tax assets of $22.8 million for state and federal net operating losses and a $2.9 deferred tax valuation allowance for amounts that are expected to expire unused. In 2008 and 2007, we increased our deferred tax asset valuation allowance by $4.0 million and $0.7 million, respectively, for state credits and net operating losses, including amounts recorded in connection with the acquisition of Kintera, that are expected to expire unused.

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

The following table reconciles the amounts of unrecognized tax benefits for the years ended December 31:

(in thousands)	2008	2007
Balance at beginning of year	$629	$642
Increases from prior period positions	—	13
Decreases from prior period positions	—	(12)
Increases from current period positions	23	8
Lapse of statute of limitations	(306)	—
Decreases relating to settlements with taxing authorities	—	(22)

Balance at end of year	$346	$629

The amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $0.2 million and $0.4 million at December 31, 2008 and 2007, respectively. Tax expense for 2008 decreased by $0.3 million for changes in liabilities, penalties and accrued interest related to uncertain tax positions. The total amounts of interest and penalties included in the consolidated balance sheet as of December 31, 2008 and 2007 is $0.2 million and $0.3 million, respectively. The total amount of interest and penalties included in the consolidated statement of operations for 2008 is $0.1 million.

We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease is $0.2 million.

We file income tax returns in the U.S. federal and various state jurisdictions and foreign jurisdictions including Canada, United Kingdom and Australia. We are subject to U.S. federal income tax examination for calendar tax years ending 2004 through 2007.

Liquidity and capital resources

At December 31, 2008, cash and cash equivalents totaled $16.4 million, compared to $14.8 million at December 31, 2007. The $1.6 million increase in cash and cash equivalents during 2008 is principally the result of:

•	$60.3 million of cash generated from operations;

•	$59.0 million of net borrowings on our credit facility;

offset by:

•	$49.9 million, net of cash acquired, used to purchase Kintera and pay contingent consideration related to the Target Companies and Campagne acquisitions;

•	$43.7 million used to purchase our stock under our stock repurchase program;

•	$17.5 million in dividends paid to stockholders; and

•	$7.7 million used to purchase fixed assets.

Further details of operating, investing and financing cash flows are provided below.

Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance and support agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and repay any outstanding debt that is due. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock.

At December 31, 2008 outstanding borrowings under our credit facility were $59.0 million. We have drawn on our credit facility from time to time to help us meet short-term financial needs, such as business acquisitions and purchase of common stock under our repurchase program. On July 25, 2007, we entered into a new five-year, $75.0 million credit facility. Under the credit facility, we may elect not more than twice over the term of the agreement to increase the aggregate amount available up to $50.0 million, of which we exercised one of these options for an additional $15.0 million in June 2008. Our $90.0 million credit facility provides us with greater financial flexibility because of its size and more favorable terms compared with the previous $30.0 million facility that would have expired September 30, 2007.

Operating cash flow

Net cash provided by operating activities of $60.3 million decreased $2.6 million when compared to 2007. Throughout both years, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.

Working capital changes as they impact the statement of cash flows are composed of accounts receivable, other current assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Net collections of accounts receivable and increases in deferred revenue represent a net increase in cash associated with working capital changes of $8.3 million and $3.1 million in 2008 and 2007, respectively, principally due to the growth in our subscription and maintenance deferred revenue. Changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets represent a net decrease in cash associated with working capital changes of $12.9 million in 2008, compared to an increase of $3.2 million in 2007. The primary drivers of this change are a decrease in taxes payable of $6.2 million due to an increase in cash paid for taxes, and a decrease in accrued bonuses of $2.2 million and accrued commissions of $1.4 million.

Investing cash flow

Net cash used in 2008 for investing activities was $56.0 million compared to $92.5 million of net cash used in investing activities in 2007. The decrease is principally due to net cash used for acquisitions of Kintera in 2008 and Target and eTapestry in 2007. We invested $7.7 million in property and equipment in 2008 compared to $8.1 million in 2007, a decrease of $0.4 million. Additionally, we received proceeds of $1.6 million from marketable securities obtained in the Kintera acquisition for which we subsequently sold or elected not to renew upon maturity.

Financing cash flow

Net cash used in financing activities for 2008 was $1.0 million compared to $23.4 million in 2007. The decrease in cash used in financing activities, was primarily due to an increase in net proceeds from borrowings under our credit facility of $59.0 million, partially offset by an increase in dividend payments and repurchases of common stock totaling $30.3 million. The remaining difference is due to a decrease in proceeds from stock option exercises and related tax benefits and a decrease in payments associated with the closing of our credit facility.

Commitments and contingencies

As of December 31, 2008, we had future minimum lease commitments of $137.0 million as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$74,356	$7,545	$12,910	$10,159	$43,742
Capital leases	639	423	214	2	—
Debt and interest	62,025	60,661	1,361	—	—
Total	$137,020	$68,629	$14,485	$10,161	$43,742

Our commitments related to operating leases have not been reduced by the future minimum lease commitments under various sublease agreements, incentive payments in the state of South Carolina resulting from the relocation of our headquarters, and reimbursement of leasehold improvements totaling $5.2 million.

Included in the table above is interest expense of $0.7 million. The actual interest expense recognized in our consolidated statements of operations will depend on the amount of debt and length of time the debt is outstanding, which could be different from our assumptions used in the table above.

As of December 31, 2008, we have accrued $0.3 million of state taxes and $0.2 million of interest and penalties related to uncertain tax positions taken in current and prior years. Please refer to Note 10 in our notes to the consolidated financial statements for further information. We are unable to determine the period in which these liabilities will be settled, and accordingly, we have not included these amounts in the table above.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum annual purchase commitments under these arrangements at December 31, 2008 are approximately $0.3 million through 2010, which is not included in the table above. We incurred expense under these arrangements of $0.6 million, $0.8 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In February, 2009, our Board of Directors approved our annual dividend of $0.40 per share for 2009 and declared a first quarter dividend of $0.10 per share payable on March 13, 2009 to stockholders of record on February 27, 2009. Dividends at the annual rate would aggregate to $17.6 million assuming 44 million shares of common stock are outstanding. Our ability to continue to declare and pay dividends may be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate operating cash flow.

Off-balance sheet arrangements

We do not believe we currently have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Foreign currency exchange rates

Approximately 13.3% of our total net revenue for the year ended December 31, 2008 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $1.0 million and $0.1 million at December 31, 2008 and 2007, respectively.

The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K. subsidiary are generally denominated in pounds sterling. In recent years, with the exception of the second half of 2008, the U.S. dollar has weakened against many non-U.S. currencies, including the British pound and Canadian dollar. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During the second half of 2008, we experienced a strengthening in the U.S. dollar and the foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies.

Additionally, in the second half of 2008, due to the strengthening in the U.S. dollar, we experienced an unfavorable impact of $1.7 million to our cash and cash equivalents balance held by our non-U.S. subsidiaries in their local currency. We intend to continue to monitor our foreign currency exchange rate exposure and take action as appropriate.

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, our allowance for sales returns and doubtful accounts, valuation of long-lived and intangible assets and goodwill, stock-based compensation and provision for income taxes, valuation of deferred tax assets and liabilities and contingencies.

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

Revenue recognition

Our revenue is generated primarily by selling perpetual licenses or charging for the use of our software products and providing support, training, consulting, technical and other professional services for those products. We make available certain software products for use in hosted application arrangements without licensing perpetual rights to the software (hosted applications). Additionally we provide hosting services to customers who have purchased perpetual rights to certain of our software products (hosting services).

We recognize revenue from the sale of perpetual license rights to software when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customers, the fee is fixed or determinable and collection of the resulting receivable is probable. We deem acceptance of an agreement to be evidence of an arrangement. Delivery occurs when the product is shipped or transmitted. Our typical license agreement does not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. We consider payment terms greater than 90 days to be beyond our customary payment terms. We deem collection probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we postpone recognition of the revenue until collection. We sell software licenses with maintenance, varying levels of professional services, and in certain instances with hosting services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to us. Fair value for maintenance services associated with software licenses is based upon renewal rates stated in the agreements with customers, which vary according to the level of support service provided under the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis. Revenue from hosting services associated with software licensed under perpetual rights is recognized ratably over the period services are performed.

For contractual arrangements covering the use of our hosted applications, such as Kintera Sphere, eTapestry and TeamApproach, the stand alone value of the delivered items and fair value of undelivered items in the arrangement have not been established. Such items would include upfront activation, implementation and hosting of the solution. For these arrangements we treat the transaction as a single element and the revenue is deferred until the hosted application is deployed and in use, at which time revenue is recognized over the remaining term of the arrangement. Revenue from transaction processing fees is recognized when received. Credit card fees directly associated with processing customer donations and billed to customers are netted in revenue in accordance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal verses Net as an Agent.” Direct and incremental costs relating to activation and implementation are capitalized until the hosted application is deployed and in use, and then expensed over the remaining term of the arrangement.

The application of U.S. GAAP requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements.

As we develop new products, we could experience difficulty in determining VSOE regarding the fair value of those new products. This would result in the deferral of revenue on those transactions until all elements of the arrangement have been delivered or until VSOE is established for the undelivered elements.

Our consulting, installation and implementation services, are generally billed based on hourly rates plus reimbursable travel-related expenses. For small service engagements, less than $10,000, we frequently contract for and bill based on a fixed fee plus reimbursable travel-related expenses. We recognize this revenue upon completion of the work performed. When our services include software customization, these services are typically provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the software and rarely exceed three months in duration. We recognize revenue as these services are performed. However, when software customization services are considered essential to the functionality of the software we recognize revenue for both the software license and the services on a percent-complete basis. These fixed price contracts are generally larger in size and longer in duration.

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

Subscription revenue associated with hosting services, data enrichment services, data management services and online training programs, and any related set-up fees, are recognized ratably over the service period of the contract. To the extent that our customers are billed or pay for the above described services in advance of delivery, such amounts are recorded in deferred revenue.

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

Goodwill is assigned to our reporting units, which are defined as the License Fees, Consulting and Education Services, Analytic Services, Maintenance and Subscriptions operating segments. We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. If an impairment is indicated, the impairment is measured as the excess of the recorded goodwill over its fair value, which could materially adversely impact our consolidated financial position and results of operations.

We estimate fair value for each reporting unit based on projected future cash flows discounted using our weighted average cost of capital. A number of significant assumptions and estimates are involved in estimating the fair value of each reporting unit, including revenue growth rates, operating margins, capital spending, discount rate, and working capital changes. Additionally, we make certain judgments and assumptions in allocating assets and liabilities to determine the carrying values for each of our reporting units. We believe the assumptions we use in estimating fair value of our reporting units are reasonable, but are also unpredictable and inherently uncertain. Even if our estimated fair value of the reporting units significantly declined, no impairment would be indicated. Actual future results may differ from those estimates.

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

Significant judgment is required in determining income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in a net deferred tax asset or liability that is included in our consolidated balance sheets. The final outcome of these matters for tax reporting purposes might be different than that which is reflected in our historical income tax provisions, benefits and accruals. Any difference could have a material effect on our income tax provision and net income in the period in which such a determination is made.

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

We assess the likelihood that the net deferred tax asset will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, we include an expense within the income tax provision in the consolidated statement of operations. Except with respect to deferred tax assets associated with certain state income tax credits and net operating loss carryforwards, we have not recorded a valuation allowance as of December 31, 2008 and 2007, because we expect to be able to utilize our entire net deferred tax asset. The ability to utilize our net deferred tax asset is dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be sufficient to recover the annual amount of additional tax deductions permitted. Even if actual results are significantly below our current estimates, the recovery still remains likely and no valuation allowance would be necessary.

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

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” (FIN 48) on January 1, 2007. Under FIN 48 we recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Such tax impact recognized in the consolidated financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Significant judgment is required in the identification of uncertain tax positions.

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

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Further, in October 2008, the FASB issued FSP FAS 157-3, which provides clarifying guidance on valuing securities in markets that are not active. Except as permitted in FSP 157-2, we adopted SFAS No. 157 on January 1, 2008 with no material impact on our consolidated financial statements. In connection with the acquisition of Kintera, we acquired marketable securities and long-term debt which are subject to SFAS No. 157. The marketable securities were redeemed or sold prior to December 31, 2008. We have included the disclosures prescribed by SFAS No. 157 for the long-term debt we assumed from Kintera. The major categories of assets and liabilities that are measured at fair value, for which we have not yet applied the provisions of SFAS No. 157, include goodwill and long-lived assets subject to impairment tests under SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We do not expect the further adoption of SFAS No. 157 on January 1, 2009 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008. The adoption of SFAS No. 141(R) will not have a material impact on our consolidated financial statements. We expect SFAS No. 141(R) will have an impact on the accounting for future business combinations. The extent of the impact of SFAS No. 141(R) on future acquisitions is largely dependent upon the size and nature of the acquisitions.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset applies to such assets acquired after the effective date, and the disclosure requirements apply to all intangible assets recognized as of and subsequent to the effective date. We do not expect FSP FAS 142-3 will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) participating securities and should be included in the calculation of basic earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP EITF 03-6-1 will have a material impact on our consolidated financial statements.

Cautionary statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

Statements contained in this Form 10-K, which are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include general economic risk; lengthy sales and implementation cycles, particularly in larger organizations; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; risk associated with successful implementation of multiple integrated software products; management of integration of recently acquired companies and other risks associated with acquisitions; the ability to attract and retain key personnel; risks related to our dividend policy and stock repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by the credit facility; risks associated with management of growth; technological changes that make our products and services less competitive; and the other risk factors set forth from time to time in our SEC filings.

Item 7A.	Quantitative and qualitative disclosures about market risk

We have market rate sensitivity for interest rates and foreign currency exchange rates. Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk through a combination of short-term and long-term borrowings and a mix between borrowings indexed at prime, federal funds and LIBOR rates. Due to the nature of our short-term investments and debt, we have concluded that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.

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

Changes in internal control over financial reporting

As previously reported and as further discussed in this report on Form 10-K, we acquired Kintera on July 8, 2008. Management is in the process of assessing and integrating internal control over financial reporting for the acquisition. No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, excluding Kintera, which has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Our management has excluded Kintera from its assessment of internal control over financial reporting as of December 31, 2008 because they were acquired by the Company in a purchase business combination during 2008. Kintera is a wholly-owned subsidiary whose total assets and total revenues represent $75.5 million and $15.1 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, executive officers and corporate governance

The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Matters of the Board and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2009 Annual Meeting of Stockholders expected to be held on June 16, 2009, except for the identification of executive officers of the Registrant which is set forth in Part I of this report.

Item 11.	Executive compensation

The information required by Item 11 is incorporated by reference from the information under the caption

“Executive Compensation and Other Matters,” “Compensation Discussion and Analysis” and “Summary Compensation Table” contained in Blackbaud’s Proxy Statement for the 2009 Annual Meeting of Stockholders expected to be held on June 16, 2009.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

The information required by Item 12 is incorporated by reference from information under the captions

“Security Ownership of Certain Beneficial Owners and Management” and “Outstanding Equity Awards at 2008 Fiscal Year-End” contained in Blackbaud’s Proxy Statement for the 2009 Annual Meeting of Stockholders expected to be held on June 16, 2009.

Item 13.	Certain relationships, related transactions and director independence

The information required by Item 13 is incorporated by reference from the information under the caption

“Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2009 Annual Meeting of Stockholders expected to be held on June 16, 2009.

Item 14.	Principal accountant fees and services

The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2009 Annual Meeting of Stockholders expected to be held on June 16, 2009.

PART IV

Item 15.	Exhibits and financial statement schedules

(a) Financial statements

The following statements are filed as part of this report:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements thereto.

(b) Exhibits

		Filed In
Exhibit number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1	04/06/04	2.1

2.2	Stock Purchase Agreement among Target Software, Inc., Target Analysis Group, Inc., all of the Stockholders of Target Software Inc. and Target Analysis Group, Inc. and Blackbaud, Inc.	8-K	01/18/07	2.2

3.1	Certificate of Incorporation of Blackbaud, Inc.	S-1	04/06/04	3.1

3.3	Amended and Restated By-laws of Blackbaud, Inc.	8-K	12/23/08	3.3

10.5	Trademark License and Promotional Agreement dated as of October 13, 1999 between Blackbaud, Inc. and Charleston Battery, Inc.	S-1	02/20/04	10.5

10.6	Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1	04/06/04	10.6

10.8	Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1	04/06/04	10.8

10.20	Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	06/20/06	10.20

10.25	Employment and Noncompetition Agreement between Blackbaud, Inc. and Marc Chardon, effective November 28, 2005	8-K	11/07/05	10.25

10.26	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/07	10.26

		Filed In
Exhibit number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.27	Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/07	10.27

10.28	Amended and Restated Credit Agreement dated as of July 25, 2007 by and among Blackbaud, as Borrower, the Lenders, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Manager.	8-K	07/31/07	10.28

10.29	Amended and Restated Guaranty Agreement dated as of July 25, 2007 by and among certain subsidiaries of Blackbaud, as Guarantors, in favor of Wachovia Bank, National Association, as Administrative Agent.	8-K	07/31/07	10.29

10.30	Pledge Agreement dated as of July 25, 2007 by and among Blackbaud, its subsidiaries in favor of Wachovia Bank, National Association, as Administrative Agent for the ratable benefit of itself and the Lenders.	8-K	07/31/07	10.30

10.31	Form of Tender and Support Agreement by and between Blackbaud, Inc. and certain stockholders of Kintera, Inc.	8-K	05/30/08	10.31

10.32	First Amendment to Credit Agreement and Lender Addition and Acknowledgement Agreement dated as of June 23, 2008	8-K	06/26/08	10.32

10.33	Blackbaud, Inc. 2008 Equity Incentive Plan	DEF 14A	04/29/08

10.34	Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	08/04/08	10.34

10.35	Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	08/04/08	10.35

10.36	Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	08/04/08	10.36

10.37	Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A*	03/26/08	10.2

10.38	Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A*	03/26/08	10.3

10.39	Form of Retention Agreement	10-Q	11/05/08	10.37

Filed In
Exhibit number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.40	Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/08	10.37

21.1	Subsidiaries of Blackbaud, Inc				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	The Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder (Kintera 2000 Plan Documents) and the Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder (Kintera 2003 Plan Documents) were filed by Kintera in its Form 10-K/A on March 26, 2008 as Exhibits 10.2 and 10.3, respectively. We assumed the Kintera 2000 Plan Documents and Kintera 2003 Plan Documents when we acquired Kintera in July 2008. We filed the Kintera 2000 Plan Documents and Kintera 2003 Plan Documents by incorporation by reference as exhibits 10.37 and 10.38, respectively, in our Form S-8 on August 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC

Signed: March 2, 2009	/S/ MARC E. CHARDON
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/ MARC E. CHARDON Marc E. Chardon	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 2, 2009

/S/ TIMOTHY V. WILLIAMS Timothy V. Williams	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 2, 2009

/S/ MARCO W. HELLMAN Marco W. Hellman	Chairman of the Board	Date: March 2, 2009

/S/ TIMOTHY CHOU Timothy Chou	Director	Date: March 2, 2009

/S/ GEORGE H. ELLIS George H. Ellis	Director	Date: March 2, 2009

/S/ ANDREW M. LEITCH Andrew M. Leitch	Director	Date: March 2, 2009

/S/ JOHN P. MCCONNELL John P. McConnell	Director	Date: March 2, 2009

/S/ CAROLYN MILES Carolyn Miles	Director	Date: March 2, 2009

BLACKBAUD, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blackbaud, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Blackbaud, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Kintera, Inc. from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded Kintera, Inc. from our audit of internal control over financial reporting. Kintera, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent $75.5 million and $15.1 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/    PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina

February 27, 2009

BLACKBAUD, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$16,361	$14,775
Donor restricted cash	12,363	—
Accounts receivable, net of allowance of $2,777 and $1,935 at December 31, 2008 and December 31, 2007, respectively	52,554	44,689
Prepaid expenses and other current assets	17,281	11,279
Deferred tax asset, current portion	6,858	2,276

Total current assets	105,417	73,019
Property and equipment, net	21,384	16,962
Deferred tax asset	64,762	51,696
Goodwill	73,615	58,275
Intangible assets, net	48,171	37,272
Other assets	537	470

Total assets	$313,886	$237,694

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$7,023	$5,802
Accrued expenses and other current liabilities	21,758	20,575
Donations payable	12,363	—
Capital lease obligations, current portion	384	513
Debt, current portion	60,049	—
Deferred revenue	113,802	93,106

Total current liabilities	215,379	119,996
Capital lease obligations, noncurrent	203	586
Long-term debt, net of current portion	1,288	—
Deferred revenue, noncurrent	5,838	2,994
Other noncurrent liabilities	670	1,015

Total liabilities	223,378	124,591

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 51,269,081 and 50,450,675 shares issued at December 31, 2008 and December 31, 2007, respectively	51	50
Additional paid-in capital	116,846	105,687
Treasury stock, at cost; 7,494,466 and 5,431,852 shares at December 31, 2008 and December 31, 2007, respectively	(130,594)	(85,487)
Accumulated other comprehensive (loss) income	(899)	137
Retained earnings	105,104	92,716

Total stockholders’ equity	90,508	113,103

Total liabilities and stockholders’ equity	$313,886	$237,694

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except share and per share amounts)	2008	2007	2006
Revenue
License fees	$35,932	$37,569	$32,500
Services	100,824	91,376	61,242
Maintenance	107,304	94,602	80,893
Subscriptions	49,705	25,389	10,605
Other revenue	8,730	8,102	6,140

Total revenue	302,495	257,038	191,380

Cost of revenue
Cost of license fees	3,316	2,870	2,260
Cost of services	63,960	54,908	33,717
Cost of maintenance	20,185	17,119	13,225
Cost of subscriptions	20,587	10,306	2,360
Cost of other revenue	8,368	7,274	5,709

Total cost of revenue	116,416	92,477	57,271

Gross profit	186,079	164,561	134,109

Operating expenses
Sales and marketing	65,185	56,994	41,405
Research and development	38,708	28,525	23,118
General and administrative	34,072	26,144	21,757
Amortization	713	491	699

Total operating expenses	138,678	112,154	86,979

Income from operations	47,401	52,407	47,130
Interest income	526	813	1,584
Interest expense	(1,526)	(1,164)	(48)
Other expense, net	(194)	(503)	(238)

Income before provision for income taxes	46,207	51,553	48,428
Income tax provision	16,329	19,829	18,275

Net income	$29,878	$31,724	$30,153

Earnings per share
Basic	$0.70	$0.73	$0.70
Diluted	$0.68	$0.71	$0.68

Common shares and equivalents outstanding
Basic weighted average shares	42,958,947	43,619,158	43,320,096
Diluted weighted average shares	43,958,557	44,595,483	44,668,476
Dividends per share	$0.40	$0.34	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities
Net income	$29,878	$31,724	$30,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,865	8,149	3,709
Provision for doubtful accounts and sales returns	4,179	2,661	1,673
Stock-based compensation expense	12,085	6,934	7,400
Excess tax benefit on exercise of stock options	(1,497)	(4,931)	(6,041)
Deferred taxes	6,407	12,491	11,941
Other non-cash adjustments	110	65	48
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(10,193)	(10,367)	(5,235)
Prepaid expenses and other assets	(5,635)	(2,005)	266
Trade accounts payable	614	(830)	1,147
Accrued expenses and other liabilities	(7,907)	6,079	6,135
Donor restricted cash	(3,763)	—	—
Donations payable	3,763	—	—
Deferred revenue	19,404	12,897	11,759

Net cash provided by operating activities	60,310	62,867	62,955

Cash flows from investing activities
Purchase of property and equipment	(7,692)	(8,123)	(4,654)
Purchase of net assets of acquired companies, net of cash acquired	(49,916)	(84,405)	(6,146)
Proceeds from sale and maturity of marketable securities	1,575	—	—

Net cash used in investing activities	(56,033)	(92,528)	(10,800)

Cash flows from financing activities
Proceeds from issuance of debt	86,000	48,000	—
Proceeds from exercise of stock options	883	5,451	7,883
Excess tax benefit on exercise of stock options	1,497	4,931	6,041
Payments on debt	(27,527)	(49,934)	—
Payments of deferred financing fees	(47)	(418)	—
Payments on capital lease obligations	(540)	(477)	—
Purchase of treasury stock	(43,727)	(15,857)	(8,728)
Dividend payments to stockholders	(17,497)	(15,074)	(12,283)

Net cash used in financing activities	(958)	(23,378)	(7,087)

Effect of exchange rate on cash and cash equivalents	(1,733)	31	32

Net increase (decrease) in cash and cash equivalents	1,586	(53,008)	45,100
Cash and cash equivalents, beginning of year	14,775	67,783	22,683

Cash and cash equivalents, end of year	$16,361	$14,775	$67,783

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,375	$1,126	$—
Taxes	11,041	5,607	674

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Comprehensive income	Common stock		Additional paid-in capital	Deferred compensation	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
(in thousands, except share amounts)		Shares	Amount
Balance at December 31, 2005		47,529,836	$48	$73,583	$(6,497)	$(60,902)	$92	$58,428	$64,752

Net income	$30,153	—	—	—	—	—	—	30,153	30,153
Payment of dividends	—	—	—	—	—	—	—	(12,283)	(12,283)
Purchase of 442,000 treasury shares under stock repurchase program and surrender of 34,582 shares upon option exercises and stock vesting	—	—	—	—	—	(8,728)	—	—	(8,728)
Exercise of stock options	—	1,449,468	1	7,863	—	—	—	—	7,864
Tax impact of exercise of nonqualified stock options	—	—	—	6,060	—	—	—	—	6,060
Reclassification due to adoption of new accounting pronouncement	—	—	—	(6,497)	6,497	—	—	—	—
Cumulative effect adjustment to assume historical forfeitures	—	—	—	(20)	—	—	—	—	(20)
Stock-based compensation	—	—	—	7,420	—	—	—	—	7,420
Restricted stock grants	—	284,295	—	—	—	—	—	—	—
Restricted stock cancellations	—	(58,077)	—	—	—	—	—	—
Translation adjustment, net of tax	140	—	—	—	—	—	140	—	140

Comprehensive income	$30,293
Balance at December 31, 2006		49,205,522	$49	$88,409	$—	$(69,630)	$232	$76,298	$95,358

Net income	$31,724	—	—	—	—	—	—	31,724	31,724
Payment of dividends	—	—	—	—	—	—	—	(15,074)	(15,074)
Purchase of 633,878 treasury shares under stock repurchase program and surrender of 54,079 shares upon restricted stock vesting	—	—	—	—	—	(15,857)	—	—	(15,857)
Exercise of stock options	—	776,125	1	5,450	—	—	—	—	5,451
Tax impact of exercise of nonqualified stock options	—	—	—	4,931	—	—	—	—	4,931
Cumulative effect of FIN 48 adoption	—	—	—	—	—	—	—	(269)	(269)
Stock-based compensation	—	—	—	6,897	—	—	—	37	6,934
Restricted stock grants	—	549,320	—	—	—	—	—	—	—
Restricted stock cancellations	—	(80,292)	—	—	—	—	—	—
Translation adjustment, net of tax	(95)	—	—	—	—	—	(95)	—	(95)

Comprehensive income	$31,629
Balance at December 31, 2007		50,450,675	$50	$105,687	$—	$(85,487)	$137	$92,716	$113,103

Net income	$29,878	—	—	—	—	—	—	29,878	29,878
Payment of dividends	—	—	—	—	—	—	—	(17,497)	(17,497)
Purchase of 1,956,168 treasury shares under stock repurchase program and surrender of 106,446 shares upon restricted stock vesting	—	—	—	—	—	(45,107)	—	—	(45,107)
Exercise of stock options	—	126,206	1	882	—	—	—	—	883
Tax impact of exercise of nonqualified stock options and restricted stock vesting	—	—	—	(1,126)	—	—	—	—	(1,126)
Stock options assumed in acquisition	—	—	—	172		—	—	—	172
Stock-based compensation	—		—	11,231	—	—	—	7	11,238
Restricted stock grants	—	727,237	—	—	—	—	—	—	—
Restricted stock cancellations	—	(35,037)	—	—	—	—	—	—	—
Translation adjustment, net of tax	(1,036)	—	—	—	—	—	(1,036)	—	(1,036)

Comprehensive income	$28,842
Balance at December 31, 2008		51,269,081	$51	$116,846	$—	$(130,594)	$(899)	$105,104	$90,508

The accompanying notes are an integral part of these consolidated financial statements.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and significant accounting policies

Blackbaud, Inc. (the Company) is the leading global provider of software and related services designed specifically for nonprofit organizations and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of the end of 2008, the Company had approximately 22,000 active customers distributed across multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Revenue recognition

The Company’s revenue is generated primarily by selling perpetual licenses or charging for the use of its software products and providing support, training, consulting, technical and other professional services for those products. The Company makes available certain of its software products for use in hosted application arrangements without licensing perpetual rights to the software (hosted applications). Additionally, the Company provides hosting services to customers who have purchased perpetual rights to certain of its software products (hosting services). The Company recognizes revenue in accordance with:

•

The American Institute of Certified Public Accountants Statements of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOPs 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants,

•	The SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,”

•	The Emerging Issues Task Force (EITF) Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,”

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and

•	The SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

The Company recognizes revenue from the sale of perpetual software license rights when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customers, the fee is fixed or determinable and collection of the resulting receivable is probable. The Company deems acceptance of an agreement to be evidence of an arrangement. Delivery occurs when the product is shipped or transmitted. The Company’s typical license agreement does not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s standard payment terms. The Company considers payment terms greater than 90 days to be beyond its customary payment terms. The Company deems collection probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, the Company postpones recognition of the revenue until collection. The Company sells software licenses with maintenance, varying levels of professional services, and in certain instances with hosting services. The Company allocates revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. Fair value for maintenance services associated with software licenses is based upon renewal rates stated in the agreements with customers, which vary according to the level of support service provided under the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis. Revenue from hosting services associated with software licensed under perpetual rights is recognized ratably over the period services are performed.

For contractual arrangements covering the use of hosted applications, such as Kintera Sphere, eTapestry and TeamApproach, the stand alone value of the delivered items and fair value of undelivered items in the arrangement have not been established. Such items would include upfront activation, implementation and hosting of the solution. For these arrangements we treat the transaction as a single element and the revenue is deferred until the hosted application is deployed and in use, at which time revenue is recognized over the remaining term of the arrangement. Revenue from transaction processing fees is recognized when received. Credit card fees directly associated with processing customer donations and billed to customers are netted in revenue in accordance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal verses Net as an Agent.” Direct and incremental costs relating to activation and implementation are capitalized until the hosted application is deployed and in use, and then expensed over the remaining term of the arrangement.

The Company’s consulting, installation and implementation services are generally billed based on hourly rates plus reimbursable travel-related expenses. For small service engagements, less than $10,000, the Company frequently contracts for and bills based on a fixed fee plus reimbursable travel-related expenses. The Company recognizes this revenue upon completion of the work performed. When the Company’s services include software customization, these services are typically provided to support customer requests for assistance in creating special reports and other minor enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the software and rarely exceed three months in duration. The Company recognizes revenue as these services are performed. However, when software customization services are considered essential to the functionality of the software the Company recognizes revenue for both the software license and the services on a percent-complete basis. These fixed-price contracts are generally larger in size and longer in duration.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Subscription revenue associated with hosting services, data enrichment services, data management services and online training programs, and any related set-up fees, are recognized ratably over the service period of the contract.

To the extent that the Company’s customers are billed or pay for the above described services in advance of delivery, such amounts are recorded in deferred revenue.

Sales taxes

Sales taxes and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Donor restricted cash and donations payable

Restricted cash consists of donations collected by the Company and payable to its customers, net of the associated transaction fees earned. Monies associated with donations payable are segregated in a separate bank account and used exclusively for the payment of donations payable. This usage restriction is internally imposed and reflects the Company’s intention with regard to such deposits.

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

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These assets are transferred to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-process for the years ended December 31, 2008 and 2007.

The Company capitalizes certain costs related to the development or purchase of software for use in the Company’s internal operations. These amounts have been accounted for in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” Any amounts capitalized are included in computer software costs and amortized over the expected useful life. Costs incurred for upgrades and enhancements, which will not result in additional functionality, are expensed as incurred.

Goodwill

Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by the Company primarily as a result of the acquisition of Target Software, Inc. and Target Analysis Group, Inc. (together referred to as the Target Companies), eTapestry.com (referred to as eTapestry) and Kintera, Inc. (referred to as Kintera). Goodwill is allocated to reporting units, which are defined as the Company’s operating segments, and tested annually for impairment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company will also test goodwill for impairment between annual impairment tests if indicators of potential impairment exist. No impairment of goodwill resulted in 2008, 2007 and 2006.

Intangible assets

Intangible assets are amortized over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Straight-line and accelerated(1)	4-15
Marketing assets	Straight-line	3-8
Acquired software	Straight-line	3-10
Non-compete agreements	Straight-line	5
Database	Straight-line	8
(1)	Certain of the customer relationships acquired as part of the Kintera acquisition are amortized on an accelerated basis.

The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate an impairment may exist. A substantial portion of the Company’s intangible assets was acquired in business combinations. No impairment of intangible assets resulted in 2008, 2007 and 2006.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt at December 31, 2008 and 2007. The Company believes that the carrying amounts of these financial instruments approximate their fair values at December 31, 2008 and 2007, due to the immediate or short-term maturity of these financial instruments.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred financing costs

Deferred financing costs included in other assets represent the direct costs of entering into the Company’s revolving credit facility in July 2007 and increasing the available funds under the credit facility in June 2008. These costs are amortized as interest expense using the effective interest method. The deferred financing fees are being amortized over the term of the credit facility.

Stock-based compensation

Stock-based compensation is accounted for in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Stock-based compensation costs for stock options are recognized using the accelerated method. Costs for restricted stock and stock appreciation rights are recognized on a straight-line basis.

Income taxes

Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with its 1999 recapitalization, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and as a result of the recapitalization, the Company recorded a one-time benefit of $107.0 million to establish a deferred tax asset. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company has not recorded a valuation allowance against this item in its deferred tax asset as of December 31, 2008 or 2007, as the Company believes it is more likely than not that it will be able to utilize this benefit, which is dependent upon the Company’s ability to generate future taxable income.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” (FIN 48) on January 1, 2007. Under FIN 48 the tax benefit from an uncertain tax position must be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest accrued related to unrecognized tax benefits are recognized in the provision for income taxes. The disclosure requirements and cumulative effect of adoption of FIN 48 are presented in Note 10.

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

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assesses the likelihood that the net deferred tax asset will be recovered from future taxable income. To the extent recovery is not likely, a valuation allowance is established. To the extent a valuation allowance is established, the Company includes an expense within the income tax provision. Except with respect to deferred tax assets associated with certain state income tax credits and net operating loss carryforwards, the Company has not recorded a valuation allowance at December 31, 2008 and 2007. The Company will continue to evaluate the realizability of the remaining state income tax credits and net operating loss carryforwards, and any further adjustment to the valuation allowance will be made in the period the Company determines it is more likely than not that any of the remaining amounts will not be utilized.

Foreign currency

Net assets recorded in a foreign currency are translated at the exchange rate on the balance sheet date. Revenue and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income net of tax.

Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date. For the years ended December 31, 2008, 2007 and 2006, the Company recorded net foreign currency losses of $211,000, $503,000 and $214,000, respectively, as included in other expense, net.

Research and development

Research and development costs are expensed as incurred. They include salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products.

Software development costs

Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has substantially coincided; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to research and development expense.

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

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a summary of the changes in the Company’s allowance for doubtful accounts.

Years ended December 31, (in thousands)	Balance at beginning of year	Acquired through business combinations	Provision/ adjustment	Write-off	Balance at end of year
2008	$308	$268	$560	$(123)	$1,013
2007	335	57	(14)	(70)	308
2006	342	—	130	(137)	335

Below is a summary of the changes in the Company’s allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Acquired through business combinations	Provision/ adjustment	Write-off	Balance at end of year
2008	$1,627	$61	$3,619	$(3,543)	$1,764
2007	933	95	2,675	(2,076)	1,627
2006	758	—	1,584	(1,409)	933

Sales commissions

As of October 1, 2006, the Company pays sales commissions at the time contracts with customers are signed or shortly thereafter depending on the size and duration of the sales contract. To the extent that these commissions relate to revenue not yet recognized these amounts are recorded as deferred sales commission costs. Subsequently, the commissions are recognized as expense as the revenue is recognized.

Below is a summary of the changes in the Company’s deferred sales commission costs included in prepaid expenses and other current assets.

Years ended December 31, (in thousands)	Balance at beginning of year	Additions	Expense	Balance at end of year
2008	$1,903	$5,699	$(4,555)	$3,047
2007	588	5,335	(4,020)	1,903
2006	—	750	(162)	588

During the period July 1, 2004 to September 30, 2006, the Company paid commissions as the associated revenue was recognized and, accordingly, no deferred sales commission was recorded.

Advertising costs

Advertising costs are expensed as incurred and were $1.3 million, $0.7 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Impairment of long-lived assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company reviews long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. No impairment of long-lived assets resulted in 2008, 2007 and 2006.

Shipping and handling

Shipping and handling costs are expensed as incurred and included in cost of other revenue. The reimbursement of these costs by the Company’s customers is included in other revenue.

Earnings per share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of non-vested restricted stock and settlement of stock appreciation rights and certain contingent liabilities that will be paid in shares of common stock.

Diluted earnings per share for the year ended December 31, 2008 do not include the effect of 496,945 potential common share equivalents, respectively, as they are anti-dilutive. There were no anti-dilutive common share equivalents for the years ended December 31, 2007 and 2006.

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
(in thousands, except share and per share amounts)	2008	2007	2006
Numerator:
Net income	$29,878	$31,724	$30,153
Denominator:
Weighted average common shares	42,958,947	43,619,158	43,320,096
Add effect of dilutive securities:
Employee stock-based compensation	999,610	976,325	1,348,380

Weighted average common shares assuming dilution	43,958,557	44,595,483	44,668,476

Earnings per share:
Basic	$0.70	$0.73	$0.70
Diluted	$0.68	$0.71	$0.68

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Further, in October 2008, the FASB issued FSP FAS 157-3, which provides clarifying guidance on valuing securities in markets that are not active. Except as permitted in FSP 157-2, the Company adopted SFAS No. 157 on January 1, 2008 with no material impact on its consolidated financial statements. In connection with the acquisition of Kintera, the Company acquired marketable securities and long-term debt which are subject to SFAS No. 157. The marketable securities were redeemed or sold prior to December 31, 2008. The Company has included the disclosures prescribed by SFAS No. 157 for the long-term debt assumed from Kintera. The major categories of assets and liabilities that are measured at fair value, for which the Company has not yet applied the provisions of SFAS No. 157, include goodwill and long-lived assets subject to impairment tests under SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company does not expect the further adoption of SFAS No. 157 on January 1, 2009 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008. Upon adoption of SFAS No. 141R, there will not be a material impact on the consolidated financial statements. The Company expects the adoption of SFAS No. 141R will have an impact on the accounting of future business combinations. The extent of the impact of SFAS No. 141(R) on future acquisitions is largely dependent upon the size and nature of the acquisitions.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset applies to such assets acquired after the effective date, and the disclosure requirements apply to all intangible assets recognized as of and subsequent to the effective date. The Company does not expect FSP FAS 142-3 will have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) participating securities and should be included in the calculation of basic earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP EITF 03-6-1 will have a material impact on its consolidated financial statements.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Business combinations

Kintera

On July 8, 2008, the Company acquired Kintera, a publicly-traded company based in San Diego, California. Kintera is a leader in providing web-based, software-as-a-service solutions to the nonprofit market. The acquisition of Kintera adds experience in on-demand solutions and expands the Company’s online offerings. The Company acquired all of the outstanding capital stock of Kintera through a tender offer, paying $1.12 per share for a total of $45,660,000. The Company financed this acquisition with cash on hand and borrowings under the Company’s revolving credit facility. The total purchase price of $50.2 million includes $2.4 million in payments to Kintera management under change of control provisions, $1.9 million of direct acquisition-related costs and $0.2 million related to Kintera employee stock options assumed. The results of operations of Kintera are included in the consolidated financial statements of the Company from the date of acquisition.

The purchase price allocation is based on a valuation. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition of Kintera:

(in thousands)
Cash and cash equivalents	$2,980
Accounts receivable	4,479
Marketable securities	1,575
Other assets, current and noncurrent	9,428
Deferred tax assets, current and noncurrent	24,530
Property and equipment	3,834
Intangible assets	16,950
Goodwill	13,148
Trade accounts payable	(1,043)
Accrued expenses and other current liabilities	(14,865)
Deferred revenue, current and noncurrent	(7,871)
Debt, current and noncurrent	(2,973)

Total purchase price	$50,172

None of the goodwill arising in the acquisition is deductible for income tax purposes. All segments were allocated a portion of the goodwill. The acquisition resulted in the identification of $16.9 million of intangible assets, all of which are subject to amortization. Customer relationships are amortized on an accelerated basis. Marketing assets and software are amortized on a straight-line basis. The following table presents the amounts assigned to each intangible asset class:

	Intangible assets acquired (in thousands)	Weighted average amortization period (in years)
Marketing assets	$740	8.0
Customer relationships	12,100	10.8
Software	4,110	7.4

Total	$16,950	9.8

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition, the Company entered into employment agreements with four members of Kintera’s management team that include bonuses totaling up to $449,000, payable in shares of the Company’s common stock in February 2009 if they are still employees at that time. In February 2009, the Company issued 39,140 shares of common stock at a fair market value of $11.47 in connection with these employment agreements. In addition, the Company entered into an employment agreement with the former CEO of Kintera that includes a bonus of $330,000, payable in shares of the Company’s common stock in July 2009 conditioned upon his continued employment and achievement of certain performance targets. As of December 31, 2008, the Company had accrued $595,000 of compensation cost in connection with these bonus arrangements.

eTapestry

On August 1, 2007, the Company acquired eTapestry, a privately-owned company based near Indianapolis, Indiana. eTapestry is the provider of an on-demand fundraising solution. The acquisition of eTapestry allows the Company to address a broader market opportunity by providing an on-demand solution that is suited for smaller organizations interested in a relatively low-cost offering and mid-sized nonprofits interested in a stand-alone fundraising solution deployed in an on-demand model. The Company acquired all of the outstanding capital stock of eTapestry for approximately $25.4 million in a cash transaction financed by a combination of cash on hand and borrowings under the Company’s revolving credit facility. The results of operations of eTapestry are included in the consolidated financial statements of the Company from the date of acquisition.

At the acquisition date, an additional amount of up to $1.5 million is contingently payable to certain eTapestry employees under a stock-based incentive arrangement based upon performance of the acquired business over the two years subsequent to the acquisition. For the twelve month period ending September 30, 2008 (Year 1), the amount is not to exceed $0.5 million, and for the twelve month period ending September 30, 2009 (Year 2) the amount is not to exceed $1.0 million. Based on performance achieved for Year 1 under these arrangements, the Company issued 42,262 shares of common stock at a fair market value of $11.83. Based on actual and expected performance for Year 2, the Company accrued, as of December 31, 2008, a liability of $250,000. As a result, $750,000 of stock-based compensation expense was recorded during 2008 related to these arrangements. The Company remains contingently liable for $750,000 for Year 2 performance.

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

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

None of the goodwill arising in the acquisition is deductible for income tax purposes. The goodwill was principally allocated to the Subscriptions and Consulting and Education Services segments. The acquisition resulted in the identification of $10.5 million of intangible assets, all of which are subject to amortization. The following table presents the amounts assigned to each intangible asset class:

	Intangible assets acquired (in thousands)	Weighted average amortization period (in years)
Customer relationships	$6,100	10.0
Acquired software	2,790	7.0
Marketing assets	560	7.0
Non-compete agreements	1,000	5.0

Total	$10,450	8.6

Target Companies

On January 16, 2007, the Company acquired the Target Companies, privately-owned affiliated companies based in Cambridge, Massachusetts. The acquired companies provide solutions that help organizations analyze, plan, forecast, execute, and manage high-volume fundraising campaigns while simultaneously helping them maintain long-term constituent relationships. The acquisition of the Target Companies significantly advances the Company’s strategic goal of providing a more complete set of solutions that meet both the fundraising and direct marketing needs of the nonprofit market. The Company acquired all of the outstanding capital stock of the Target Companies for approximately $58.7 million, including direct acquisition-related costs, in an all cash transaction that was financed by a combination of cash on hand and borrowings under the Company’s revolving credit facility. The results of operations of the Target Companies are included in the consolidated financial statements of the Company from the date of acquisition.

At the acquisition date, an additional amount of up to $2.4 million was contingently payable to the sellers under an earn-out arrangement based upon performance of the acquired businesses over the year subsequent to the acquisition. In March 2008, the Company paid $2.3 million of contingent consideration which was recorded as an additional acquisition costs and increased the balance of goodwill. There is no further obligation in connection with the Target acquisition.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price is based on a valuation. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition of the Target Companies as of the acquisition date:

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

Of the total amount of goodwill arising in the acquisition, $35.8 million is expected to be deductible for income tax purposes. All segments were allocated a portion of the goodwill. The acquisition resulted in the identification of $22.3 million of intangible assets, all of which are subject to amortization. The following table presents the amounts assigned to each intangible asset class:

	Intangible assets acquired (in thousands)	Weighted average amortization period (in years)
Customer relationships	$13,627	12.7
Acquired software	3,655	10.0
Database	3,441	8.0
Marketing assets	800	5.0
Non-compete agreements	800	5.0

Total	$22,323	11.0

Pro forma information (unaudited)

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Kintera, eTapestry and the Target Companies had taken place at the beginning of 2008 and 2007. The pro forma information includes the historical operating results of the acquired companies and adjustments for the business combination effect of the amortization charges from acquired intangible assets, interest expense, interest income and related tax effects. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

	Years ended December 31,
(in thousands, except per share amounts)	2008	2007
Revenue	$322,073	$307,902
Net income	$22,728	$18,942
Earnings per share, basic	$0.55	$0.43
Earnings per share, diluted	$0.53	$0.42

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of eTapestry and the Target Companies had taken place at the beginning of 2007 and 2006. The pro forma information includes the historical operating results of the acquired companies and adjustments for the business combination effect of the amortization charges from acquired intangible assets, interest expense, interest income and related tax effects. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

	Years ended December 31,
(in thousands, except per share amounts)	2007	2006
Revenue	$262,967	$219,580
Net income	$31,949	$25,807
Earnings per share, basic	$0.71	$0.59
Earnings per share, diluted	$0.69	$0.58

Campagne

On January 20, 2006, the Company acquired Campagne Associates, Ltd. (Campagne), the New Hampshire-based provider of GiftMaker Protm fundraising software, for approximately $6.1 million. This acquisition allows the Company to offer its products to a larger customer base and use the combined experience of the two companies to deliver software solutions to meet customers’ needs. At the date of acquisition, the Company agreed to pay additional contingent consideration of up to $2.5 million based upon performance of the acquired business over the two years subsequent to the acquisition. During 2007, an additional payment of $1.0 was made, and on April 21, 2008, the Company made the final payment of contingent consideration of $0.6 million. The total contingent consideration paid of $1.6 million was recorded as an increase in goodwill. There is no further obligation in connection with the acquisition of Campagne. The results of Campagne’s operations have been included in the consolidated financial statements since the date of acquisition.

3. Property and equipment

Property and equipment as of December 31, 2008 and 2007 consisted of the following:

	Estimated useful life (years)	December 31,
(in thousands)		2008	2007
Equipment	3 - 5	$5,824	$5,858
Computer hardware	3 - 5	29,448	21,570
Computer software	3 - 5	11,903	8,005
Construction in progress	—	357	2,642
Furniture and fixtures	5 - 7	5,229	4,695
Leasehold improvements	term of lease	2,419	1,310

Total property and equipment		55,180	44,080
Less: accumulated depreciation		(33,796)	(27,118)

Property and equipment, net of depreciation		$21,384	$16,962

Depreciation expense was $6.9 million, $4.7 million and $3.0 million for December 31, 2008, 2007, and 2006, respectively.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment at December 31, 2008 and 2007, includes the following amounts for assets under capital leases:

	December 31,
(in thousands)	2008	2007
Equipment	$50	$—
Computer hardware	1,185	1,166
Computer software	255	255

Total property and equipment under capital leases	1,490	1,421
Less: accumulated depreciation	(1,054)	(478)

Property and equipment under capital leases, net of depreciation	$436	$943

4. Goodwill and other intangible assets

The change in goodwill during the years ended December 31, 2008 and 2007 consisted of the following:

(in thousands)
Balance at December 31, 2006	$2,518
Additions related to business combinations	54,881
Payment of contingent consideration	844
Effect of foreign currency translation	32

Balance at December 31, 2007	58,275
Additions related to business combinations	13,148
Payment of contingent consideration	2,895
Effect of foreign currency translation	(703)

Balance at December 31, 2008	$73,615

Additions to goodwill during the year ended December 31, 2008 related to the acquisition of Kintera as described in Note 2 of these consolidated financial statements. Goodwill also increased during the year ended December 31, 2008 due to payments of contingent consideration related to the acquisitions of the Target Companies and Campagne.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset, all of which are subject to amortization, as of December 31, 2008 and 2007.

	December 31,
(in thousands)	2008	2007
Gross carrying amount
Customer relationships	$39,607	$27,571
Marketing assets	2,124	1,384
Acquired software	11,045	6,935
Non-compete agreements	2,100	2,100
Database	3,441	3,441

Total gross carrying amount	58,317	41,431

Accumulated amortization
Customer relationships	(5,984)	(2,363)
Marketing assets	(496)	(203)
Acquired software	(2,052)	(829)
Non-compete agreements	(772)	(352)
Database	(842)	(412)

Total accumulated amortization	(10,146)	(4,159)

Total intangible assets, net	$48,171	$37,272

Additions to intangible assets subject to amortization during 2008 are related to the acquisition of Kintera as described in Note 2 of these consolidated financial statements.

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the year ended December 31, 2008, 2007 and 2006.

	Years ended December 31,
(in thousands)	2008	2007	2006
Included in cost of revenue:
Cost of license fees	$246	$153	$—
Cost of services	1,338	1,178	—
Cost of maintenance	895	406	—
Cost of subscriptions	2,694	1,112	—
Cost of other revenue	75	96	—

Total included in cost of revenue	5,248	2,945	—
Included in operating expenses	713	491	699

Total	$5,961	$3,436	$699

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table outlines the estimated future amortization expense for each of the next five years for acquisition-related intangible assets as of December 31, 2008:

Years ended December 31,	Amortization expense (in thousands)
2009	$7,023
2010	6,690
2011	6,255
2012	5,734
2013	4,790

Total	$30,492

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2008 and 2007:

	December 31,
(in thousands)	2008	2007
Taxes, prepaid and receivable	$6,385	$5,547
Prepaid software maintenance and royalties	3,904	2,131
Deferred sales commissions	3,047	1,903
Other	3,945	1,698

Total prepaid expenses and other current assets	$17,281	$11,279

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2008 and 2007:

	December 31,
(in thousands)	2008	2007
Accrued bonuses	$6,905	$6,566
Accrued commissions and salaries	3,703	2,967
Customer credit balances	3,028	1,588
Taxes payable	2,033	3,306
Accrued accounting and legal fees	1,283	1,766
Accrued health care costs	758	1,094
Other	4,048	3,288

Total accrued expenses and other current liabilities	$21,758	$20,575

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Deferred revenue

Deferred revenue consisted of the following as of December 31, 2008 and 2007:

	December 31,
(in thousands)	2008	2007
Maintenance	$70,616	$62,208
Subscriptions	23,588	11,957
Services	24,291	21,661
License fees and other	1,145	274

Total deferred revenue	119,640	96,100
Less: Long-term portion of deferred revenue	(5,838)	(2,994)

Current portion of deferred revenue	$113,802	$93,106

8. Debt

Revolving credit facility

On July 25, 2007, the Company entered into a $75.0 million revolving credit facility. Under the terms of the credit agreement, the Company may elect not more than twice over the term of the agreement to increase the amount available under the facility for an aggregate amount of up to $50.0 million, subject to certain terms and conditions. The new revolving credit facility has a term of five years, is guaranteed by the material domestic subsidiaries and is collateralized with the stock of all of the Company’s subsidiaries. Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at a variable rate based on (a) the higher of the prime rate plus a margin of up to 0.5% or federal funds rate plus a margin of 0.5% to 1.0% (Base Rate Loans) or (b) LIBOR plus a margin of 1.0% to 1.5% (LIBOR Loans). The actual amount of the margin depends on the nature of the loan and the Company’s leverage ratio at the time of the borrowing. At December 31, 2008, the weighted average interest rate on the credit facility was 2.17%. The Company also pays a quarterly commitment fee on the unused portion of the revolving credit facility equal to 0.2%, 0.25% or 0.3% per annum, depending on the Company’s leverage ratio. The outstanding balance of the previous credit facility on July 25, 2007 of $10.0 million was transferred upon its termination on that date to the new credit facility.

In June 2008, the Company exercised one of its two options to increase the credit facility by $15.0 million to an aggregate available amount of $90.0 million. All principal covenants and financial terms of the facility remained unchanged.

Under the credit facility the Company has the ability to choose either Base Rate Loans or LIBOR Loans. Base rate borrowings have a maturity that is commensurate with the maturity of the credit facility. LIBOR Loans can be one, two, three or six month maturities, and we have the ability to extend the maturity of these loans by rolling them at their maturity into new loans with the same or longer maturities. The Company evaluates the classification of its debt based on the maturity of individual borrowings and any roll-over of borrowings subsequent to the balance sheet date, but prior to issuance of the financial statements. At December 31, 2008, outstanding borrowings under the credit facility were $59.0 million, all of which were in the form of short-term LIBOR Loans, and accordingly classified as current liabilities. Borrowings during 2008 of $86.0 million were used for business acquisition purposes and to meet operating needs and $27.0 million were repaid during the year. There were no principle or interest amounts outstanding under the credit facility as of December 31, 2007.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred financing costs

Amortization expense for deferred financing costs was $97,500, $69,000 and $48,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Deferred financing costs amortized in 2006 and part of 2007 were associated with the previous credit facility. The amortization of deferred financing cost recognized in 2007 and 2008 includes the amortization of cost related to the revolving credit facility entered into in July 2007 and additional fees paid in June 2008 to exercise the Company’s option to increase the available borrowings under the credit facility. As of December 31, 2008 and 2007, deferred financing costs totaling $335,000 and $386,000, respectively, are included in other assets on the consolidated balance sheet.

Note payable

As a result of the acquisition of Kintera, the Company assumed a note payable that Kintera had executed on December 1, 2007 in the amount of $3.2 million for the purchase of computer equipment. The note is collateralized by the underlying computer equipment, bears interest at a rate of 11.34% and has a maturity date of November 30, 2010. The Company recorded the note at its fair value as of the acquisition date, which resulted in an increase of $113,000 in the carrying value. Payments of principal and interest totaling $1.2 million are due in 2009 and $1.1 million in 2010. As of December 31, 2008, the note payable balance was $2.3 million, of which $1.1 million is classified as current.

Using a discounted cash flow technique which incorporates market interest rate with adjustments for duration and risk profile, the Company has determined the fair value of this note payable to be $2.4 million at December 31, 2008.

9. Commitments and contingencies

Leases and related party transactions

The Company currently leases office space and office equipment under operating and capital leases. Total rental expense was $5.7 million, $4.4 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In October 2008, the Company renegotiated its existing lease for its headquarters facility with Duck Pond Creek, LLC, which is partially owned by certain current executive officers of the Company, and entered into a new lease agreement for the same office space. Under the new agreement, the term of the lease is for fifteen years with two five-year renewal options by the Company. The annual base rent of the lease is $3,644,064 payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, the lessor will reimburse the Company an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During 2008, rent expense was reduced by $66,700 related to these reimbursements. The $4.0 million leasehold improvement allowance has been included in the table below of operating lease commitments as a reduction in its lease commitments ratably over the life of the lease. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.

Additionally, the Company has subleased a portion of its headquarters facility under various agreements extending through 2010. Under these agreements, rent expense was reduced by $354,000, $381,000 and $484,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $187,000

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $62,000 during 2009 and 2010, respectively. No minimum aggregate sublease commitments exist after 2010. The Company has also received, and expects to receive through 2012, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $1.8 million, $1.9 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Additionally, the Company leases various office space and equipment under operating leases. The Company also has various non-cancelable capital leases for computer equipment and furniture.

As of December 31, 2008, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Years ending December 31, (in thousands)	Operating leases	Capital leases
2009	$6,845	$423
2010	6,119	174
2011	5,671	40
2012	5,115	2
2013 and thereafter	45,411	—

Total minimum lease payments	$69,161	639
Less: portion representing interest		52

Present value of net minimum lease payments		587
Less: current maturities		384

Long-term maturities		$203

Other commitments

The Company has a commitment of $200,000 payable annually through 2009 for certain naming rights on a stadium in Charleston, South Carolina. The Company incurred expense under this agreement of $200,000 for each of the three years ended December 31, 2008, 2007 and 2006.

The Company utilizes third-party relationships in conjunction with its products, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements is approximately $275,000 through 2010. The Company incurred expense under these arrangements of $614,000, $808,000 and $727,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees and indemnification obligations

The Company enters into agreements in the ordinary course of business with, among others, customers, vendors and service providers. Pursuant to certain of these agreements the Company has agreed to indemnify the other party for certain matters, such as property damage, personal injury, acts or omissions of the Company, or its employees, agents or representatives, or third-party claims alleging that the activities of its contractual partner pursuant to the contract infringe a patent, trademark or copyright of such third party.

The Company assesses the fair value of its liability on the above indemnities to be immaterial based on historical experience and information known at December 31, 2008.

10. Income taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions and foreign jurisdictions including Canada, United Kingdom and Australia. The Company is subject to U.S. federal income tax examination for calendar tax years 2004 through 2007 and state and foreign income tax examination for various years depending on statutes of limitations of those jurisdictions.

The following summarizes the components of income tax expense:

	Years ended December 31,
(in thousands)	2008	2007	2006
Current provision	$8,979	$6,490	$6,422
Deferred provision	7,350	13,339	11,853

Total provision	$16,329	$19,829	$18,275

A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Years ended December 31,
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	4.2	3.9	3.1
Effect of change in federal income tax rate	—	—	0.9
Effect of change in federal income tax rate applied to deferred tax asset	—	(0.3)	(0.3)
Effect of change in state income tax rate applied to deferred tax asset	(0.8)	—	0.5
Effect of disqualifying dispositions of incentive stock options	(0.8)	(0.3)	(0.8)
Incremental South Carolina credits, net of federal benefit	(2.8)	(1.4)	(0.1)
Change in valuation reserve	2.7	1.6	0.3
Effect of federal credits generated	(0.9)	—	—
Other	(1.3)	—	0.1

Income tax provision effective rate	35.3%	38.5%	37.7%

At December 31, 2008, the Company had deferred tax assets of $19.8 million for federal net operating loss carryforwards and $3.2 million for state net operating loss carryforwards. A portion of the state net operating loss carryforward has a valuation reserve due to management’s uncertainty on the future ability to use such carryforwards. The Company acquired all of its federal and state net operating loss carryforwards in business acquisitions.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, the Company had a federal foreign tax credit carryover of approximately $1.7 million, which will expire between 2014 and 2018. As of December 31, 2008 the Company had state tax credits of approximately $12.6 million, $8.2 million net of tax, which will expire between 2009 and 2023, if unused. These state tax credits had a valuation reserve of approximately $7.6 million, $4.9 million net of tax, as of December 31, 2008.

Income tax expense of $1.1 million, benefit of $4.9 million and benefit of $6.1 million that were attributable to employee stock option transactions and restricted stock vesting, were recorded in stockholders’ equity in 2008, 2007 and 2006, respectively.

The amount of tax allocated to the translation adjustment recorded in accumulated other comprehensive income was an expense of $165,000, benefit of $61,000 and expense of $89,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

As a result of the Kintera acquisition, Kintera underwent a change in ownership under Section 382 of the Internal Revenue Code (IRC Sec. 382) on July 8, 2008. On August 1, 2007, as a result of the eTapestry acquisition, eTapestry also underwent a change in ownership under IRC Sec. 382. In general, IRC Sec. 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. As of December 31, 2008, approximately $54.5 million and $48.2 million of U.S. federal and state net operating losses, respectively, acquired from Kintera are generally subject to an annual limitation of approximately $2.4 million and $4.9 million in the 2008 and 2009 tax year, respectively. Additionally, as of December 31, 2008, approximately $2.2 million and $5.8 million of U.S. federal and state net operating losses, respectively, acquired from eTapestry are generally subject to an annual limitation of approximately $2.9 million and $2.2 million in the 2008 and 2009 tax year, respectively.

The significant components of the Company’s deferred tax asset were as follows:

	December 31,
(in thousands)	2008	2007
Deferred tax assets relating to:
Research and other tax credits	$9,859	$9,822
Federal and state net operating loss carryforwards	23,007	1,168
Allowance for doubtful accounts	1,080	696
Deferred revenue	5,892	633
Intangible assets	42,596	50,644
Effect of expensing nonqualified stock options and restricted stock	7,474	2,812
Other	2,092	2,161

Total deferred tax assets	92,000	67,936
Deferred tax liabilities relating to:
Intangible assets	(8,608)	(4,727)
Fixed assets	(2,000)	(2,788)
Other	(1,907)	(2,558)

Total deferred tax liabilities	(12,515)	(10,073)
Valuation allowance	(7,865)	(3,891)

Net deferred tax asset	$71,620	$53,972

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the change in the Company’s deferred tax asset valuation allowance.

(in thousands)	Balance at beginning of year	Acquisition related increase	Charges to expense	Balance at end of year
Years ended December 31,
2008	$3,891	$2,741	$1,233	$7,865
2007	3,147	—	744	3,891
2006	3,027	—	120	3,147

The following table sets forth the change to the Company’s unrecognized tax benefit for the year ended December 31, 2008 and 2007:

	December 31,
(in thousands)	2008	2007
Balance at beginning of year	$629	$642
Increases from prior period positions	—	13
Decreases from prior period positions	—	(12)
Increases from current period positions	23	8
Lapse of statute of limitations	(306)	—
Decreases relating to settlements with taxing authorities	—	(22)

Balance at end of year	$346	$629

The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $0.2 million and $0.4 million at December 31, 2008 and 2007, respectively. Tax expense for 2008 was decreased by $0.3 million and for 2007 was increased by $25,000, for changes in liabilities, penalties and accrued interest related to uncertain tax positions. The total amounts of interest and penalties included in the consolidated balance sheet as of December 31, 2008 and 2007 is $0.2 million and $0.3 million, respectively. The total amount of interest and penalties included in the consolidated statements of operations for 2008 is $0.1 million.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. These positions relate to state nexus issues. The reasonably possible decrease is $0.2 million.

11. Stock-based compensation

Employee stock-based compensation plans

The Company, effective upon the approval of its stockholders on June 18, 2008, adopted the Blackbaud, Inc. 2008 Equity Incentive Plan (2008 Equity Plan). Under the 2008 Equity Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to eligible employees, directors and consultants. The Company has three other stock-based compensation plans, the 2004 Stock Plan, the 2001 Stock Option Plan and the 1999 Stock Option Plan, under which no additional grants may be made. In connection with the acquisition of Kintera on July 8, 2008, the Company also maintains the Kintera, Inc. 2000 Stock Option Plan, as amended (Kintera 2000 Plan) and Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended (Kintera 2003 Plan), that it assumed upon the acquisition of Kintera. The Company’s Compensation Committee of the Board of Directors administers the plans and the stock-based awards are granted under terms

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined by them. The total number of authorized stock-based awards available under the Company’s plans is 5,230,502 as of December 31, 2008. The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of stock appreciation rights or upon granting of restricted stock.

The Company has issued three types of awards under these plans: stock options, restricted stock and stock appreciation rights. The following table sets forth the number of awards outstanding for each award type as of December 31, 2008 and 2007.

	Outstanding at December 31,
Award type	2008	2007
Stock options	1,527,687	1,582,645
Restricted stock	1,259,908	899,025
Stock appreciation rights	1,285,626	710,324

The majority of the stock-based awards granted under these plans have a 10-year contractual term. The option to purchase 800,000 shares of common stock granted on November 28, 2005, to the current Chief Executive Officer (CEO), has a 7-year contractual term. Additionally, stock appreciation rights (SARs), have contractual lives of 5 or 7 years.

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

Stock-based compensation expense is allocated to expense categories on the statements of operations based on the employees’ primary operational function. The following table summarizes stock-based compensation expense for the year ended December 31, 2008, 2007 and 2006.

	Years ended December 31,
(in thousands)	2008	2007	2006
Included in cost of revenue:
Cost of services	$1,442	$627	$531
Cost of maintenance	534	234	117
Cost of subscriptions	283	274	19

Total included in cost of revenue	2,259	1,135	667
Included in operating expenses:
Sales and marketing	1,607	831	813
Research and development	2,396	1,219	746
General and administrative	5,823	3,749	5,174

Total included in operating expenses	9,826	5,799	6,733

Total	$12,085	$6,934	$7,400

The total amount of compensation cost related to non-vested awards not recognized was $29.4 million at December 31, 2008. This amount will be recognized over a weighted average period of 1.9 years.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options

The following table summarizes the options outstanding, vested and unvested under each of the Company’s stock-based compensation plans as of December 31, 2008.

Plan	Date of adoption		Options outstanding	Options vested	Options unvested	Range of exercise prices
1999 Stock Option Plan	October 13, 1999		149,375	149,375	—	$4.80
2001 Stock Option Plan	July 1, 2001		522,762	522,762	—	$4.80-$9.04
2004 Stock Plan	March 23, 2004		804,163	604,163	200,000	$8.00-$16.10
2008 Equity Plan	June 18, 2008		—	—	—	—
Kintera 2000 Plan	July 8, 2008	(1)	9,053	9,053	—	$1.16-$19.26
Kintera 2003 Plan	July 8, 2008	(1)	42,334	14,018	28,316	$10.59-$21.38

Total			1,527,687	1,299,371	228,316
(1)	In connection with the acquisition of Kintera, we assumed certain stock options issued and outstanding at the date of acquisition. The amount of options outstanding, vested and unvested represents the number of options assumed.

All options granted under the 1999 Stock Option Plan and 2001 Stock Option Plan are fully vested. The options granted under the 2004 Stock Plan vest in equal annual installments over four years from the grant date, with the exception of certain awards granted to the CEO. Under the 2004 Stock Plan, the Company granted 800,000 options to the CEO which vests 25% on the first anniversary from the date of grant and the remaining 75% in 12 equal quarterly installments. All of the stock options granted to the CEO are subject to accelerated vesting upon a change in control of the Company as provided in his employment and stock option agreements.

A summary of outstanding options as of December 31, 2008, and changes during the year then ended, is as follows:

Options	Share options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2008	1,582,645	$10.14
Exercised	(126,206)	6.92
Assumed in business combination	73,558	11.36
Forfeited	(2,310)	9.81

Outstanding at December 31, 2008	1,527,687	$10.46	4.7	$6,395

Expected to vest at December 31, 2008	1,524,013	$10.45	4.7	$6,393

Vested and exercisable at December 31, 2008	1,299,371	$9.57	4.3	$6,323

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $1.8 million, $14.8 million and $22.0 million, respectively. The total fair value of options that vested during the year ended December 31, 2008, 2007 and 2006 was $2.8 million, $3.3 million and $3.7 million, respectively. All outstanding options granted by the Company had a fair market value assigned at grant date based on the use of the Black-Scholes option pricing model.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There have been no new stock options awards granted since 2005. Since the Company has been publicly traded for less than the expected life of the stock options, the expected volatility assumption is determined by calculating the volatility for a number of comparable companies and calculating the average expected volatility over the expected life of the option. The dividend yield is based on the adopted dividend policy in effect at the time of grant. The risk-free interest rate is based on United States Treasury rate for a term consistent with the expected life of the awards at the time of grant. The expected life of the option represents the length of time from grant until the option is exercised based on experience.

Restricted stock

The Company has also granted shares of common stock subject to certain restrictions under the 2008 Equity Plan and the 2004 Stock Plan. Restricted stock granted to employees vest in equal annual installments over four years from the grant date. Restricted stock granted to non-employee directors vests after one year. Restricted stock granted to the Company’s executive officers and certain members of management are subject to accelerated vesting upon a change in control of the Company as defined in the employees’ retention agreement. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted stock are recognized in the period the restrictions lapse to the extent expense has been recognized. Tax benefits associated with stock-based compensation in excess of the related book expense recorded are credited to additional paid-in capital within stockholders’ equity. During 2008 and 2007, the Company purchased 106,446 and 54,079 shares, respectively, from restricted stockholders upon lapsing of stock restrictions in order for holders to satisfy personal tax liabilities.

A summary of unvested restricted stock as of December 31, 2008, and changes during the year then ended, is as follows:

Unvested restricted stock	Restricted stock	Weighted average grant-date fair value
Unvested at January 1, 2008	899,025	$23.63
Granted	727,237	14.89
Vested	(331,317)	20.94
Forfeited	(35,037)	23.66

Unvested at December 31, 2008	1,259,908	$19.29

As of December 31, 2008, the number and intrinsic value of restricted awards expected to vest is 1,196,689 and $16.2 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2008, 2007 and 2006 was $6.9 million, $4.4 million and $2.8 million, respectively. The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2008, 2007 and 2006 was $14.89, $25.80 and $26.04, respectively.

Stock appreciation rights

The Company has granted SARs under the 2008 Equity Plan and the 2004 Stock Plan to certain members of management. The SARs will be settled in stock at the time of exercise and vest three and four years from the date of grant subject to the recipient’s continued employment with the Company. SARs granted to the Company’s executive officers and certain members of management are subject to accelerated vesting upon a change in control of the Company as defined in the employees’ retention agreement. The number of shares issued upon the

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise of the SARs is calculated as the difference between the share price of the Company’s stock on the date of exercise and the date of grant multiplied by the number of SARs divided by the share price on the exercise date. A summary of SARs as of December 31, 2008, and changes during the year then ended, is as follows:

Stock appreciation rights	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2008	710,324	$25.94
Granted	575,302	15.83
Forfeited	—	—

Outstanding at December 31, 2008	1,285,626	$21.41	5.7	$452

Expected to vest at December 31, 2008	1,125,691	$21.02	5.7	$429

Vested and exercisable at December 31, 2008	119,112	$26.11	5.8	$—

The total fair value of SARs that vested during the year ended December 31, 2008 was $1.1 million. Prior to 2008, there were no vested SARs. The weighted average grant date fair value of SARs granted for the years ended December 31, 2008, 2007 and 2006 was $5.02, $9.17 and $8.19, respectively. All outstanding SARs granted by the Company had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in that model for SARs granted in 2008, 2007 and 2006 are as follows:

	Years ended December 31,
	2008	2007	2006
Volatility	39% to 44%	42% to 46%	41%
Dividend yield	1.5% to 1.7%	1.3% to 1.4%	1.1%
Risk-free interest rate	2.10% to 3.21%	3.89% to 4.80%	4.64%
Expected SAR life in years	4	3 to 4	3

The assumptions used in the valuation of SARs are the same as described in the stock option section.

12. Stockholders’ equity

Preferred stock

The Company’s Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

The Company’s Board of Directors has adopted a dividend policy which provides for the distribution to stockholders a portion of cash generated by the Company that is in excess of operational needs and capital expenditures. The Company’s credit facility limits the amount of dividends payable and certain state laws restrict the amount of dividends distributed. The following table provides information with respect to quarterly dividends paid on common stock during the year ended December 31, 2008.

Date Declared	Dividend per Share	Record Date	Payable Date
February 5	$0.10	February 28	March 14
May 7	$0.10	May 28	June 16
August 4	$0.10	August 28	September 15
November 3	$0.10	November 28	December 15

On February 3, 2009, the Company’s Board of Directors declared a first quarter dividend of $0.10 per share payable on March 13, 2009 to stockholders of record on February 27, 2009.

Stock repurchase program

On May 7, 2008, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to purchase up to $40.0 million of its outstanding shares of common stock. The prior program was terminated at that date and the remaining balance that was authorized but not used was included in the amount authorized under the new program. The new program does not have an expiration date. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors.

The following table provides information about the shares that were purchased during year ended December 31, 2008.

	Program date	Shares repurchased	Average price	Cost (in thousands)
Prior program	June 13, 2007	1,435,745	$24.03	$34,498
New program	May 7, 2008	520,423	$17.74	9,229

Total		1,956,168	$22.35	$43,727

The Company accounts for purchases of treasury stock under the cost method, which resulted in an increase to the treasury stock balance of $43.7 million for the year ended December 31, 2008. The remaining amount available to purchase stock under the stock repurchase program was $30.8 million as of December 31, 2008.

In addition to the Company’s stock repurchase plan, 106,446 shares, totaling $1.4 million, were surrendered by restricted stock holders to satisfy their tax obligations due upon vesting of restricted stock during the year ended December 31, 2008.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury stock

The following table sets forth the changes in treasury stock for the years ended December 31, 2008 and 2007:

(in thousands, except shares)	Plan date	Shares	Amount
Balance as of January 1, 2007		4,743,895	$69,630
Stock purchased in connection with stock repurchase program	June 13, 2007	633,878	14,386
Stock acquired via surrender of shares of restricted stock to the Company upon vesting for settlement of taxes		54,079	1,471

Balance as of December 31, 2007		5,431,852	85,487
Stock purchased in connection with stock repurchase program	June 13, 2007	1,435,745	34,498
Stock purchased in connection with stock repurchase program	May 7, 2008	520,423	9,229
Stock acquired via surrender of shares of restricted stock to the Company upon vesting for settlement of taxes		106,446	1,380

Balance as of December 31, 2008		7,494,466	$130,594

13. Employee profit-sharing plan

The Company has a 401(k) profit-sharing plan (401K Plan) covering substantially all employees. Employees can contribute between 1% and 30% of their salaries in 2008, 2007 and 2006 and the Company matches 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at the Company’s discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2008, 2007 and 2006 were $2.2 million, $2.4 million and $1.9 million, respectively. There was no discretionary contribution by the Company to the 401K Plan in 2008, 2007 and 2006.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Segment information

The Company has determined that it has six reportable segments based on the way that management organizes operating results to make operating decisions and to assess financial performance. Internal financial reports disaggregate certain operating information into these six reportable segments. The Company’s chief operating decision maker is its chief executive officer, or CEO. The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third-party contractors, data expense and classroom rentals, for the years ended December 31, 2008, 2007 and 2006 were as follows:

(in thousands)	License fees	Consulting and education services(1)	Analytic services(2)	Maintenance	Subscriptions	Other	Total
Year ended December 31, 2008
Revenue	$35,932	$77,687	$23,137	$107,304	$49,705	$8,730	$302,495
Direct controllable costs	3,070	44,392	9,881	15,334	15,677	8,279	96,633

Segment income	32,862	33,295	13,256	91,970	34,028	451	205,862
Corporate costs not allocated(3)							19,783
Operating expenses							138,678
Interest expense, net							1,000
Other expense, net							194

Income before provision for income taxes							$46,207
Year ended December 31, 2007
Revenue	$37,569	$73,174	$18,202	$94,602	$25,389	$8,102	$257,038
Direct controllable costs	2,717	38,778	8,009	13,382	7,837	7,164	77,887

Segment income	34,852	34,396	10,193	81,220	17,552	938	179,151
Corporate costs not allocated(3)							14,590
Operating expenses							112,154
Interest expense, net							351
Other expense, net							503

Income before provision for income taxes							$51,553
Year ended December 31, 2006
Revenue	$32,500	$53,670	$7,572	$80,893	$10,605	$6,140	$191,380
Direct controllable costs	2,260	25,985	3,681	10,758	2,105	5,696	50,485

Segment income	30,240	27,685	3,891	70,135	8,500	444	140,895
Corporate costs not allocated(3)							6,786
Operating expenses							86,979
Interest income, net							(1,536)
Other expense, net							238

Income before provision for income taxes							$48,428
(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other educational services.
(2)	This segment consists of donor prospect research and data modeling services.
(3)	Various corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization of intangibles arising from business combinations are not allocated to the segment income as management believes that the exclusion of these costs allows the Company to better understand and manage other operating expenses and cash needs.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also derives a portion of its revenue from its foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable and long-lived assets by geographic region based on the location of the assets.

(in thousands)	Domestic	Canada	Europe	Pacific	Total
Revenue from external customers:
2008	$262,170	$13,951	$20,401	$5,973	$302,495
2007	220,851	13,978	17,927	4,282	257,038
2006	165,230	9,732	13,552	2,866	191,380
Property and equipment:
December 31, 2008	$20,738	$50	$419	$177	$21,384
December 31, 2007	16,276	—	536	150	16,962

The Company generated license fee revenue from its principal products as indicated in the table below:

	Years ended December 31,
(in thousands)	2008	2007	2006
The Raiser’s Edge	$22,286	$22,606	$20,293
The Financial Edge	5,679	5,988	5,256
The Education Edge and related	2,011	2,633	2,312
Blackbaud NetCommunity	1,947	1,606	1,099
The Patron Edge	1,888	2,527	2,112
Blackbaud Analytics	129	806	1,041
Other	1,992	1,403	387

Total license fee revenue	$35,932	$37,569	$32,500

It is impractical for the Company to identify its other revenues by product category.

The following table sets forth the goodwill balances for each reportable segment as of December 31, 2008 and 2007:

	December 31,
(in thousands)	2008	2007
License fees	$1,535	$1,295
Consulting and education services	14,167	12,923
Analytic services	14,781	12,989
Maintenance	8,569	5,729
Subscriptions	34,563	22,996
Not allocated	—	2,343

Total goodwill	$73,615	$58,275

The increase in goodwill is attributable to the acquisition of Kintera and contingent purchase price payments made during 2008 related to the Target Companies and Campagne acquisitions.

BLACKBAUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly results (unaudited)

(in thousands, except per share data)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total revenue	$69,436	$72,502	$80,098	$80,459
Gross profit	42,693	46,348	48,792	48,246
Income from operations	11,254	14,594	11,500	10,053
Income before provision for income taxes	11,260	14,529	10,964	9,454
Net income	7,043	8,987	7,316	6,532
Earnings per share
Basic	$0.16	$0.21	$0.17	$0.15
Diluted	$0.16	$0.21	$0.17	$0.15
(in thousands, except per share data)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Total revenue	$55,145	$64,045	$67,835	$70,013
Gross profit	35,250	41,449	43,792	44,070
Income from operations	9,278	13,610	15,344	14,175
Income before provision for income taxes	9,213	13,379	14,836	14,125
Net income	5,756	8,203	8,808	8,957
Earnings per share
Basic	$0.13	$0.19	$0.20	$0.20
Diluted	$0.13	$0.19	$0.20	$0.20

Earnings per common share are computed independently for each of the periods presented and, therefore, may not add up to the total for the year. The results of operations of acquired companies are included in the consolidated results of operations from the date of their respective acquisition as described in Note 2.