Form 10-Q
period 2009-03-31
BLACKBAUD INC
filed 2009-05-08
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2009 was 43,819,883.

BLACKBAUD, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial statements
	Consolidated balance sheets as of March 31, 2009 and December 31, 2008 (unaudited)	1
	Consolidated statements of operations for the three months ended March 31, 2009 and 2008 (unaudited)	2
	Consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the three months ended March 31, 2009 and the year ended December 31, 2008 (unaudited)	4
	Notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	16
Item 3.	Quantitative and qualitative disclosures about market risk	27
Item 4.	Controls and procedures	28

PART II. OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds	29
Item 6.	Exhibits	29

Signatures		30
Exhibit – 31.1 Exhibit – 31.2 Exhibit – 32.1 Exhibit – 32.2

PART I- FINANCIAL INFORMATION

Item 1.	Financial statements

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$23,027	$16,361
Donor restricted cash	7,047	12,363
Accounts receivable, net of allowance of $2,986 and $2,777 at March 31, 2009 and December 31, 2008, respectively	47,296	52,554
Prepaid expenses and other current assets	16,946	17,281
Deferred tax asset, current portion	6,779	6,858

Total current assets	101,095	105,417
Property and equipment, net	20,426	21,384
Deferred tax asset	64,231	64,762
Goodwill	73,070	73,615
Intangible assets, net	46,402	48,171
Other assets	473	537

Total assets	$305,697	$313,886

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$7,552	$7,023
Accrued expenses and other current liabilities	18,167	21,758
Donations payable	7,047	12,363
Capital lease obligations, current portion	346	384
Debt, current portion	60,079	60,049
Deferred revenue	112,110	113,802

Total current liabilities	205,301	215,379
Capital lease obligations, noncurrent	127	203
Long-term debt, net of current portion	1,007	1,288
Deferred revenue, noncurrent	4,946	5,838
Other noncurrent liabilities	681	670

Total liabilities	212,062	223,378

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized, 51,316,535 and 51,269,081 shares issued at March 31, 2009 and December 31, 2008, respectively	51	51
Additional paid-in capital	120,116	116,846
Treasury stock, at cost; 7,511,932 and 7,494,466 shares at March 31, 2009 and December 31, 2008, respectively	(130,793)	(130,594)
Accumulated other comprehensive income	(569)	(899)
Retained earnings	104,830	105,104

Total stockholders’ equity	93,635	90,508

Total liabilities and stockholders’ equity	$305,697	$313,886

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

(Unaudited)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2009	2008
Revenue
License fees	$ 7,405	$ 9,635
Services	21,129	23,576
Maintenance	28,011	25,430
Subscriptions	16,723	8,785
Other revenue	1,473	2,010

Total revenue	74,741	69,436

Cost of revenue
Cost of license fees	903	842
Cost of services	16,209	15,693
Cost of maintenance	5,148	4,704
Cost of subscriptions	6,740	3,656
Cost of other revenue	1,278	1,848

Total cost of revenue	30,278	26,743

Gross profit	44,463	42,693

Operating expenses
Sales and marketing	16,115	15,239
Research and development	11,461	8,767
General and administrative	8,939	7,266
Amortization	186	167

Total operating expenses	36,701	31,439

Income from operations	7,762	11,254
Interest income	62	165
Interest expense	(425)	(70)
Other expense, net	(161)	(89)

Income before provision for income taxes	7,238	11,260
Income tax provision	3,166	4,217

Net income	$ 4,072	$ 7,043

Earnings per share
Basic	$ 0.10	$ 0.16
Diluted	$ 0.09	$ 0.16

Common shares and equivalents outstanding
Basic weighted average shares	42,536,810	43,897,369
Diluted weighted average shares	43,043,777	44,662,620
Dividends per share	$ 0.10	$ 0.10

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities
Net income	$4,072	$7,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,826	2,492
Provision for doubtful accounts and sales returns	905	1,162
Stock-based compensation expense	3,220	2,359
Excess tax benefit on exercise of stock options	(65)	(221)
Deferred taxes	1,713	1,579
Other non-cash adjustments	35	21
Changes in assets and liabilities:
Accounts receivable	3,751	1,640
Prepaid expenses and other assets	326	(884)
Trade accounts payable	566	2
Accrued expenses and other current liabilities	(3,687)	(3,274)
Donor restricted cash	5,315	-
Donations payable	(5,315)	-
Deferred revenue	(2,237)	2,459

Net cash provided by operating activities	12,425	14,378

Cash flows from investing activities
Purchase of property and equipment	(1,114)	(2,123)
Purchase of net assets of acquired companies	-	(2,327)

Net cash used in investing activities	(1,114)	(4,450)

Cash flows from financing activities
Proceeds from issuance of debt	-	11,500
Proceeds from exercise of stock options	51	287
Excess tax benefit on exercise of stock options	65	221
Payments on debt	(251)	(8)
Payments on capital lease obligations	(114)	(136)
Purchase of treasury stock	-	(19,837)
Dividend payments to stockholders	(4,349)	(4,493)

Net cash used in financing activities	(4,598)	(12,466)

Effect of exchange rate on cash and cash equivalents	(47)	(95)

Net increase (decrease) in cash and cash equivalents	6,666	(2,633)
Cash and cash equivalents, beginning of period	16,361	14,775

Cash and cash equivalents, end of period	$23,027	$12,142

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

(Unaudited)

	Comprehensive	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Retained	Total stockholders’
(in thousands, except share amounts)	income	Shares	Amount	capital	stock	income (loss)	earnings	equity
Balance at December 31, 2007		50,450,675	$50	$105,687	$(85,487)	$137	$92,716	$113,103

Net income	$29,878	-	-	-	-	-	29,878	29,878
Payment of dividends	-	-	-	-	-	-	(17,497)	(17,497)
Purchase of 1,956,168 treasury shares under stock repurchase program and surrender of 106,446 shares upon restricted stock vesting	-	-	-	-	(45,107)	-	-	(45,107)
Exercise of stock options	-	126,206	1	882	-	-	-	883
Tax impact of exercise of nonqualified stock options and restricted stock vesting	-	-	-	(1,126)	-	-	-	(1,126)
Stock options assumed in acquisition	-	-	-	172	-	-	-	172
Stock-based compensation	-		-	11,231	-	-	7	11,238
Restricted stock grants	-	727,237	-	-	-	-	-	-
Restricted stock cancellations	-	(35,037)	-	-	-	-	-	-
Translation adjustment, net of tax	(1,036)	-	-	-	-	(1,036)	-	(1,036)

Comprehensive income	$28,842
Balance at December 31, 2008		51,269,081	$51	$116,846	$(130,594)	$(899)	$105,104	$90,508

Net income	$4,072	-	-	-	-	-	4,072	4,072
Payment of dividends	-	-	-	-	-	-	(4,349)	(4,349)
Surrender of 17,466 shares upon restricted stock vesting	-	-	-	-	(199)	-	-	(199)
Exercise of stock options	-	14,160	-	51	-	-	-	51
Tax impact of exercise of nonqualified stock options and restricted stock vesting	-	-	-	18	-	-	-	18
Stock-based compensation	-	-	-	2,752	-	-	3	2,755
Restricted stock grants	-	39,140	-	449	-	-	-	449
Restricted stock cancellations	-	(5,846)	-	-	-	-	-	-
Translation adjustment, net of tax	330	-	-	-	-	330	-	330

Comprehensive income	$4,402
Balance at March 31, 2009		51,316,535	51	120,116	(130,793)	(569)	104,830	$93,635

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

1. Organization

Blackbaud, Inc. (the Company) a leading global provider of software and related services designed specifically for nonprofit organizations, provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. As of March 31, 2009, the Company had approximately 22,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim financial statements

The interim consolidated financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and other forms filed with the SEC from time to time.

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

Revenue recognition

The Company’s revenue is primarily generated from the following sources: (1) the sale of perpetual licenses of its software products, (2) providing professional services including implementation, training, consulting, hosting and other services, (3) providing software maintenance and support services and (4) charging for the use of its software products in a hosted environment.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Software license fees

The Company recognizes revenue from the sale of perpetual software license rights when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;

•	the product has been delivered;

•	the fee is fixed or determinable; and

•	collection of the resulting receivable is probable.

The Company deems acceptance of an agreement to be evidence of an arrangement. Delivery occurs when the product is shipped or transmitted, and title and risk of loss have transferred to the customers. The Company’s typical license agreement does not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s standard payment terms. Payment terms greater than 90 days are considered to be beyond the Company’s customary payment terms. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, revenue recognition is deferred until collection.

The Company sells software licenses with maintenance, varying levels of professional services and, in certain instances, with hosting services. The Company allocates revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. Fair value for maintenance services associated with software licenses is based upon renewal rates stated in the agreements with customers, which vary according to the level of support service provided under the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis. When a software license is sold with software customization services, generally the services are to provide customer support for assistance in creating special reports and other enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the software. However, when software customization services are considered essential to the functionality of the software the Company recognizes revenue for both the software license and the services on a percent-complete basis.

Services

The Company’s consulting, installation and implementation services are generally billed based on hourly rates plus reimbursable travel-related expenses. Revenue is recognized for these services over the period the services are performed. For service engagements of less than $10,000, the Company frequently contracts for and bills based on a fixed fee plus reimbursable travel-related expenses. The Company recognizes this revenue upon completion of the work performed.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Maintenance

The Company recognizes revenue from maintenance services ratably over the contract term, which is principally one year. Maintenance contracts are at rates that vary according to the level of the maintenance program and are generally renewable annually. Maintenance contracts also include the right to unspecified product upgrades on an if-and-when available basis. Certain support services are sold in prepaid units of time and recognized as revenue upon their usage.

Subscriptions

The Company provides hosting services to customers who have purchased perpetual rights to certain of its software products (hosting services). Revenue from hosting services, as well as data enrichment services, data management services and online training programs is recognized ratably over the service period of the contract. Any related set-up fees are also recognized ratably over the service period of the contract.

Additionally, the Company makes available certain of its software products for use in hosted application arrangements without licensing perpetual rights to the software (hosted applications). Revenue from hosted applications is recognized over the subscription agreement, which is generally one year. For contractual arrangements covering the use of hosted applications, such as Kintera Sphere, eTapestry and TeamApproach, the stand alone value of the delivered items or the fair value of undelivered items in the arrangement have not been established. Such items include upfront activation, implementation and hosting of the solution. For these arrangements the Company treats the transaction as a single element and the revenue is deferred until the hosted application is deployed and in use, at which time revenue is recognized over the remaining term of the arrangement. Direct and incremental costs relating to activation and implementation are capitalized until the hosted application is deployed and in use, and then expensed over the remaining term of the arrangement.

Revenue from transaction processing fees is recognized when received. Credit card fees directly associated with processing donations for customers are included in subscription revenue net of netted transaction costs.

Deferred revenue

To the extent that the Company’s customers are billed or pay for the above described services in advance of delivery, such amounts are recorded in deferred revenue.

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
(in thousands)	2009	2008
Included in cost of revenue:
Cost of license fees	$81	$43
Cost of services	334	334
Cost of maintenance	325	98
Cost of subscriptions	819	409
Cost of other revenue	19	19

Total included in cost of revenue	1,578	903
Included in operating expenses	186	167

Total	$1,764	$1,070

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Recently adopted accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company adopted SFAS No. 157 with no material impact effective January 1, 2008 for financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. On February 12, 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Further, in October 2008, the FASB issued FSP FAS 157-3, which provides clarifying guidance on valuing securities in markets that are not active. Effective January 1, 2009, the Company adopted SFAS No. 157 for the remaining non-financial assets and liabilities which primarily included goodwill and long-lived assets subject to impairment tests. The adoption of SFAS No. 157 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. At the time of adoption, SFAS No. 141R did not have a material impact on the Company’s consolidated financial statements. The Company expects the adoption of SFAS No. 141R will have an impact on the accounting for future business combinations. The extent of the impact of SFAS No. 141R on future acquisitions is dependent upon the size and nature of the acquisitions.

Effective January 1, 2009, the Company adopted FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial statements. FSP FAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.

Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) participating securities and should be included in the calculation of basic earnings per share pursuant to the two-class method.

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” which provides additional guidance regarding the initial recognition and measurement model under SFAS 141R for assets and liabilities arising from contingencies. The FSP establishes a model for preacquisition contingencies that is similar to the model used under SFAS 141. Under the FSP, an acquirer is required to recognize, at fair value, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria of SFAS 5 to determine when the contingency should be recognized. This FSP applies to business combinations for which the acquisition date is on or after January 1, 2009. This FSP did not have a material impact at the time of adoption on the Company’s consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

3. Business combinations

Kintera

On July 8, 2008, the Company acquired Kintera, a publicly-traded company based in San Diego, California. Kintera is a leader in providing web-based, software-as-a-service solutions to the nonprofit market. The acquisition of Kintera added experience in on-demand solutions and expanded the Company’s online offerings. The Company acquired all of the outstanding capital stock of Kintera through a tender offer and subsequent short-form merger, paying $1.12 per share for a total of $45,660,000. The Company financed this acquisition with cash on hand and borrowings under the Company’s revolving credit facility. The total purchase price of $50.2 million includes $2.4 million in payments to Kintera management under change of control provisions, $1.9 million of direct acquisition-related costs and $0.2 million related to Kintera employee stock options assumed. The results of operations of Kintera are included in the consolidated financial statements of the Company from the date of acquisition.

At the time of the purchase price allocation, the Company provided a full valuation allowance for all of Kintera’s state net operating loss carryforwards of $2.7 million, net of tax. Upon completion of further analysis, the Company determined approximately $0.8 million of the deferred tax assets related to the state net operating loss carryforwards will be realizable in the future. Accordingly, it reversed the associated valuation allowance and recorded a corresponding adjustment to goodwill in first quarter of 2009. Using the same evaluation model, the Company also determined certain deferred tax assets related to temporary differences are not more-likely-than-not to be realized in the future and therefore provided a valuation allowance of $0.3 million with a corresponding adjustment to goodwill in first quarter of 2009.

The purchase price allocation the Company has recorded related to the acquisition of Kintera has not been finalized. The Company is currently in the process of evaluating potential state sales and use tax liabilities at Kintera that existed at the time of the acquisition.

Pro forma information

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Kintera had taken place at the beginning of 2008. The pro forma information includes the historical operating results of Kintera and adjustments for the business combination effect of the amortization charges from acquired intangible assets, interest expense, interest income and related tax effects. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

Three months ended March 31,
(in thousands, except per share amounts)	2008
Revenue	$78,347
Net income	$ 4,108

Earnings per share, basic	$ 0.09
Earnings per share, diluted	$ 0.09

eTapestry

In connection with the acquisition of eTapestry, the Company entered into stock-based incentive arrangements with certain eTapestry employees. Under these arrangements, an additional amount of up to $1.0 million remains contingently payable based upon performance of the acquired business for the twelve-month period ending September 30, 2009. Based on actual and expected performance, the Company has accrued, as of March 31, 2009, a liability of $0.5 million.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

4. Earnings per share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of non-vested restricted stock and settlement of stock appreciation rights. Additionally, dilutive potential common shares includes shares issuable for certain contingent liabilities that will be paid in shares of common stock based on the number of shares that would be issuable if March 31, 2009 was the end of the contingency period.

Diluted earnings per share for the three months ended March 31, 2009 does not include the effect of 1,645,649 potential common share equivalents as they are anti-dilutive. There were no anti-dilutive potential common shares outstanding for the three months ended March 31, 2008.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2009	2008
Numerator:
Net income, as reported	$4,072	$7,043

Denominator:
Weighted average common shares	42,536,810	43,897,369
Add effect of dilutive securities:
Employee stock options and restricted stock	392,411	765,251
Liabilities to be paid in shares of common stock	114,556	-

Weighted average common shares assuming dilution	43,043,777	44,662,620

Earnings per share:
Basic	$0.10	$0.16
Diluted	$0.09	$0.16

5. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31,
(in thousands)	2009	2008
Net income	$4,072	$7,043
Foreign currency translation adjustment, net of tax	330	8

Comprehensive income	$4,402	$7,051

The amount of tax allocated to the translation adjustment recorded in accumulated other comprehensive income was a benefit of $0.6 million, and expense of $6,000 for the three months ended March 31, 2009 and 2008, respectively.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,

(in thousands)	2009	2008
Taxes, prepaid and receivable	$5,441	$6,385
Prepaid software maintenance and royalties	4,407	3,904
Deferred sales commissions	3,582	3,047
Other	3,516	3,945

Total prepaid expenses and other current assets	$16,946	$17,281

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,

(in thousands)	2009	2008
Accrued bonuses	$4,675	$6,905
Accrued commissions and salaries	3,009	3,703
Customer credit balances	2,932	3,028
Taxes payable	1,796	2,033
Accrued health care costs	1,222	758
Accrued accounting and legal fees	929	1,283
Other	3,604	4,048

Total accrued expenses and other current liabilities	$18,167	$21,758

8. Debt

The Company has a five-year $75.0 million revolving credit facility, which expires July 2012. Under the terms of the credit agreement, the Company may elect not more than twice over the term of the agreement to increase the amount available under the facility for an aggregate amount of up to $50.0 million, subject to certain terms and conditions. In June 2008, the Company exercised one of its options and increased the credit facility by $15.0 million to an aggregate available amount of $90.0 million. The revolving credit facility is guaranteed by the material domestic subsidiaries and is collateralized with the stock of all of the Company’s subsidiaries.

Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at a variable rate based (a) on the higher of the prime rate plus a margin of up to 0.5% or federal funds rate plus a margin of 0.5% to 1.0% (Base Rate Loans) or (b) LIBOR plus a margin of 1.0% to 1.5% (LIBOR Loans). The exact amount of any margin depends on the nature of the loan and the leverage ratio at the time of the borrowing. At March 31, 2009, the weighted average interest rate on the credit facility was 1.54%. The Company also pays a quarterly commitment fee on the unused portion of the revolving credit facility equal to 0.2%, 0.25% or 0.3% per annum, depending on the Company’s leverage ratio.

Under the credit facility the Company has the ability to choose either Base Rate Loans or LIBOR Loans. Base rate borrowings mature in July 2012. LIBOR Loans can have one, two, three or six month maturities, and the Company has the ability to extend the maturity of these loans by rolling them at their maturity into new loans with the same or longer maturities. The Company evaluates the classification of its debt based on the maturity of individual borrowings and any roll-over of borrowings subsequent to the balance sheet date, but prior to issuance of the financial statements. At March 31, 2009, outstanding borrowings under the credit facility were $59.0 million, all of which were in the form of short-term LIBOR Loans, and accordingly classified as current liabilities.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Note payable

As a result of the acquisition of Kintera, the Company assumed a note payable that Kintera had executed on December 1, 2007 in the amount of $3.2 million for the purchase of computer equipment. The note is collateralized by the underlying computer equipment, bears interest at a rate of 11.34% and has a maturity date of November 30, 2010. The Company recorded the note at its fair value as of the acquisition date, which resulted in an increase of $0.1 million in the carrying value. As of March 31, 2009, the note payable balance was $2.1 million, of which $1.1 million is classified as current.

Using a discounted cash flow technique which incorporates a market interest rate with adjustments for duration and risk profile, the Company has determined the fair value of this note payable to be $2.2 million at March 31, 2009.

9. Commitments and contingencies

Leases

The Company leases its headquarters facility from Duck Pond Creek, LLC, which is partially owned by certain current executive officers of the Company. The lease agreement has a term of fifteen years with two five-year renewal options by the Company. The annual base rent of the lease is $3,644,064 payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse the Company an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During the three months ended March 31, 2009 rent expense was reduced by $66,700 related to this lease provision. There were no such amounts recorded during the three months ended March 31, 2008 because this lease provision began under the renegotiated lease, which became effective in October 2008. The $4.0 million leasehold improvement allowance has been included in the table below of operating lease commitments as a reduction in the Company’s lease commitments ratably over the life of the lease. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.

Additionally, the Company has subleased a portion of its headquarters facility under various agreements extending through 2010. Under these agreements, rent expense was reduced by $45,000 and $65,000 for the three months ended March 31, 2009 and 2008, respectively. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $140,000 and $62,000 during 2009 and 2010, respectively. No minimum aggregate sublease commitments exist after 2010. The Company has also received, and expects to receive through 2012, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.5 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

Additionally, the Company leases various office space and equipment under operating leases. The Company also has various non-cancelable capital leases for computer equipment and furniture.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

As of March 31, 2009, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31, (in thousands)	Operating leases	Capital leases
2009 - remaining	$5,143	$296
2010	6,112	174
2011	5,671	40
2012	5,116	2
2013	4,269	-
2014 and thereafter	41,142	-

Total minimum lease payments	$67,453	512
Less: portion representing interest		39

Present value of net minimum lease payments		473
Less: current portion		346

Noncurrent portion		$127

Other commitments

The Company has a commitment through 2009 for naming rights on a stadium in Charleston, South Carolina. The remaining commitment under this agreement is $150,000. The Company incurred expense under this agreement of $50,000 for the three months ended March 31, 2009 and 2008.

The Company utilizes third-party relationships in conjunction with its products. The contractual arrangements vary in length from one to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements is approximately $2.5 million through 2011. The Company incurred expense under these arrangements of $1.0 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively.

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

10. Income taxes

The Company calculated the provision for income taxes for the three months ended March 31, 2009 using the 2009 projected annual effective tax rate of 38.7%, which excludes period-specific items. The Company’s effective tax rate for the three months ended March 31, 2009 and 2008, including the effects of period-specific events, was 43.7% and 37.5%, respectively. Period specific items recorded in the three months ended March 31, 2009 include an increase of $0.8 million in the valuation allowance for certain state tax credits and net operating loss carryforwards and a correction of an immaterial prior period error of $0.4 million, which reduced income tax expense.

The Company has deferred tax assets for federal net operating loss carryforwards, state net operating loss carryforwards, and state tax credits. A portion of the state net operating loss carryforwards and state tax credits had a valuation reserve due to management’s uncertainty on the future ability to use such carryforwards and credits. Additionally, the Company has a valuation allowance for certain deferred tax assets related to state income taxes on certain temporary differences acquired from Kintera. During the three months ended March 31, 2009, the Company recorded $1.5 million of a decrease in valuation allowance related to Kintera deferred tax assets, which was reflected in goodwill. Additionally, the Company decreased the acquired Kintera deferred tax assets by $1.0 million due to a change in state rates at the time of the acquisition, which was also reflected in goodwill.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

The Company recorded excess tax benefits on stock option exercises and restricted stock vesting of $18,000 and $0.2 million in stockholders’ equity during the three months ended March 31, 2009 and 2008, respectively.

The total unrecognized tax benefit that, if recognized, would impact our effective tax rate was $0.2 million as of March 31, 2009 and December 31, 2008. The total amount of interest and penalties included in the consolidated balance sheets as of March 31, 2009 and December 31, 2008 was $0.2 million.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. These positions relate to state nexus issues.

11. Stock-based compensation

During the three months ended March 31, 2009, the Company issued 39,140 shares of restricted stock. The aggregate grant date fair value of awards issued during the period was $449,000. No stock options or stock appreciation rights were issued in the three months ended March 31, 2009.

Stock-based compensation expense is allocated to expense categories on the consolidated statements of operations. The following table summarizes stock-based compensation expense for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
(in thousands)	2009	2008
Included in cost of revenue:
Cost of services	$377	$350
Cost of maintenance	157	112
Cost of subscriptions	119	27

Total included in cost of revenue	653	489
Included in operating expenses:
Sales and marketing	340	286
Research and development	711	520
General and administrative	1,516	1,064

Total included in operating expenses	2,567	1,870

Total	$3,220	$2,359

12. Stockholders’ equity

Dividends

In February 2009, the Company’s Board of Directors approved an annual dividend of $0.40 per share and declared its first quarter dividend of $0.10 per share, which was paid on March 13, 2009 to stockholders of record on February 27, 2009.

In April 2009, the Company’s Board of Directors declared a second quarter dividend of $0.10 per share payable on June 15, 2009 to stockholders of record on May 28, 2009.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Stock surrenders

During the three months ended March 31, 2009, restricted stock holders surrendered 17,466 shares of common stock, totaling $0.2 million, to satisfy their tax obligations due upon vesting.

13. Segment information

The Company has determined that it has six reportable segments based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. Internal financial reports disaggregate certain operating information into six reportable segments. The Company’s chief operating decision maker is its chief executive officer, or CEO. The CEO uses the information presented in these reports to make certain operating decisions. The CEO does not review any report presenting segment balance sheet information.

The segment revenues and direct controllable costs, which include salaries, related benefits, third-party contractors, data expense and classroom rentals, for the three months ended March 31, 2009 and 2008 were as follows:

(in thousands)	License fees	Consulting and education services (1)	Analytic services (2)	Maintenance	Subscriptions	Other	Total
Quarter ended March 31, 2009
Revenue	$7,405	$16,061	$5,068	$28,011	$16,723	$1,473	$74,741
Direct controllable costs	823	11,234	2,539	3,781	5,210	1,255	24,842

Segment income	6,582	4,827	2,529	24,230	11,513	218	49,899
Corporate costs not allocated (3)							5,436
Operating expenses							36,701
Interest expense, net							363
Other expense, net							161

Income before provision for income taxes							$7,238

Quarter ended March 31, 2008
Revenue	$9,635	$19,275	$4,301	$25,430	$8,785	$2,010	$69,436
Direct controllable costs	799	11,033	2,242	3,683	2,840	1,825	22,422

Segment income	8,836	8,242	2,059	21,747	5,945	185	47,014
Corporate costs not allocated (3)							4,321
Operating expenses							31,439
Interest income, net							(95)
Other expense, net							89

Income before provision for income taxes							$11,260

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other educational services.
(2)	This segment consists of donor prospect research and data modeling services.
(3)	Various corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization of intangibles arising from business combinations are not allocated to the segment income as management believes that the exclusion of these costs allows the Company to better understand and manage other operating expenses and cash needs.

14. Subsequent event

On April 29, 2009, the Company acquired all of the outstanding stock of RLC Customer Centric Technology B.V. (RLC Technology), a privately held limited liability company based in the Netherlands for €1.8 million in cash, or approximately $2.4 million based on the foreign exchange rate at the time of the acquisition. The Company will also pay a maximum of €400,000 in earn out payments if RLC Technology meets EBITDA margin and revenue targets, as defined in the agreement, through April 2011. RLC Technology is the leading provider of software and services to nonprofits in the Netherlands. The acquisition of RLC Technology provides the Company with a foundation to expand into the Netherlands and other Western European markets. The Company is currently in the process of determining the initial accounting for this acquisition.

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

Executive summary

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of March 31, 2009, we had approximately 22,000 active customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

Overall, revenue for the first quarter of 2009 increased 8% compared to the first quarter of 2008. The inclusion of Kintera, which we acquired in July 2008, resulted in an increase in revenue of $7.7 million. Excluding the impact of the inclusion of Kintera, revenue decreased by 3% when comparing the first quarter of 2009 to the same period in 2008. Further, when removing the impact of foreign currency translation, revenue was flat when comparing the first quarter of 2009 to the same period in 2008. During the first quarter of 2009, the selling environment remained challenging as the difficult and uncertain economic conditions continued to put pressure on the spending of many organizations in the nonprofit industry. Revenues associated with our core perpetual license offerings and related services continued to meet difficult selling markets and experienced decreases as compared to the first quarter of 2008. However, we experienced growth in revenue from our eCRM offerings and online fundraising solutions. Additionally, during the first quarter of 2009 compared to the same period in 2008, revenue from maintenance services and subscription offerings, which represents 60% of our revenue on a combined basis, experienced growth of 31%, including 20% of revenue growth attributable to the inclusion of Kintera.

We continued to closely manage our operating expenses and focus on achieving a minimum level of profitability. Income from operations of $7.8 million for the first quarter of 2009 decreased by approximately $3.5 million compared to the same period in 2008. The decrease in income from operations is primarily attributable to an increase in stock-based compensation expense, amortization expense associated with intangible assets from our recent acquisitions, research and development expense for new and existing products and services, and higher operating costs as a result of our acquisition of Kintera.

We ended first quarter of 2009 with cash and cash equivalents totaling $23.0 million and outstanding borrowings on our credit facility of $59.0 million. During the first quarter of 2009, we generated $12.4 million in cash flows from our operations out of which we paid $4.3 million in dividends. Additionally, cash flow from operations allowed us to increase our cash and cash equivalents by $6.6 million to slightly above our desired liquidity level.

We expect to continue to face a challenging economic environment through the remainder of 2009, a year in which our existing and prospective customers may continue to exercise caution in expenditure decisions. In particular,

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

about half of all nonprofit organizations have fiscal years that commence on July 1, and are currently developing their annual capital expenditure budgets. Unlike prior years, we are unable to gain insight and visibility that we would typically have at this time related to those organizations investment plans for the upcoming fiscal year. As such, we expect that it will continue to be difficult to adequately assess what the precise impact will be on our end markets. However, we plan to continue to focus on expanding market share, selectively investing in our growth initiatives and strengthening our leadership position. To the extent our operating results continue to be challenged by a weakened economic environment, we plan to continue to focus on achieving a minimum level of profitability and to use our cash flow in a manner that will enhance long-term stockholder value.

Results of operations

Comparison of the three months ended March 31, 2009 and 2008

We completed the acquisition of Kintera, Inc. (Kintera), on July 8, 2008 and have included Kintera’s results of operations in our consolidated results of operations from the date of acquisition.

Revenue

The table below compares revenue from our statements of operations for the three months ended March 31, 2009 with the same period in 2008.

	Three months ended March 31,
(in millions)	2009	2008	Change	% Change

License fees	$7.4	$9.6	$(2.2)	(23)%
Services	21.1	23.6	(2.5)	(11)%
Maintenance	28.0	25.4	2.6	10%
Subscriptions	16.7	8.8	7.9	90%
Other	1.5	2.0	(0.5)	(25)%
Total revenue	$74.7	$69.4	$5.3	8%

Total revenue increased $5.3 million, or 8%, in the first quarter of 2009 compared to the first quarter of 2008. Excluding the increase in revenue attributable to the inclusion of Kintera of $7.7 million in our consolidated results of operations, revenue decreased by $2.4 million, or 3%. Further, when removing the impact of foreign currency translation, revenue was flat when comparing the first quarter of 2009 to the same period in 2008. The organic decrease in revenue, prior to the impact of foreign currency translation, in the first quarter of 2009 is primarily due to decreases in license fees and services revenue, partially offset by an increase in revenue from our subscription offerings. We also experienced growth in revenue from new maintenance contracts associated with new license agreements and existing client increases when comparing the first quarter of 2009 to the same period in 2008.

Segment results

We analyze our business according to our six operating segments as identified in Note 13, which are license fees, consulting and education services, analytic services, maintenance, subscriptions and other. The analyses provided below are presented on a non-GAAP basis before the inclusion of various allocable corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization of intangibles arising from business combinations because, in managing our operations, we believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. These excluded costs are analyzed separately following the segment results analysis.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

License fees

	Three months ended March 31,
(in millions)	2009	2008	Change	% Change

License fee revenue	$7.4	$9.6	$(2.2)	(23)%
Direct controllable cost of license fees	0.8	0.8	-	0%
Segment income	$6.6	$8.8	$(2.2)	(25)%
Segment margin %	89%	92%

Revenue from license fees is derived from the sale of our software products under a perpetual license agreement. The decrease in license fee revenue in the first quarter of 2009 compared to the same period in 2008 is principally attributable to longer sales cycle times, increased scrutiny of purchasing decisions and overall cautiousness taken by existing and prospective customers as a result of continued economic challenges. Revenue related to our eCRM offerings grew by $1.9 million, $1.8 million of which resulted from one transaction in the quarter, offset by decreases in our core perpetual license product offerings of $3.9 million and other products of $0.2 million. During first quarter of 2009, revenue from license fees to new customers increased $0.6 million, offset by a $2.8 million decrease in sales to existing clients.

Direct controllable cost of license fees is principally comprised of third-party software royalties and variable reseller commissions. Cost of license fees in the first quarter of 2009 compared to the same period in 2008 remained relatively flat in absolute dollars.

The three percentage point decrease in segment margin in the first quarter of 2009 compared to the same period in 2008 is the result of a decrease in sales of software while a majority of our costs of license fees remained unchanged.

Consulting and education services

	Three months ended March 31,
(in millions)	2009	2008	Change	% Change

Consulting and education services revenue	$16.1	$19.3	$(3.2)	(17)%
Direct controllable cost of consulting and education services	11.2	11.0	0.2	2%
Segment income	$4.9	$8.3	$(3.4)	(41)%
Segment margin %	30%	43%

Consulting and education services revenue consists of consulting, installation, implementation and education services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assisting in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities. Included in consulting and education services revenue in the first quarter of 2009 is $0.2 million of revenue attributable to the inclusion of Kintera. The rates we charge for our service offerings have remained relatively constant year over year and, as such, the remaining decrease in revenue is principally the result of decreased volume of services provided. The decrease in revenue includes a $2.9 million decrease in consulting, installation and implementation services delivered for our core software products, offset by an increase of $1.3 million in consulting services associated with our new eCRM product offerings and our internet-based products. Revenue attributable to education services delivered decreased by $1.3 million primarily due to decreased demand for training services as existing and prospective customers continue to experience budgetary constraints. The remaining decrease of $0.3 million in revenue is due to a decrease in other consulting services.

Cost of consulting and education services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals and other costs incurred in providing consulting, installation and implementation services and customer training. Additional headcount for Kintera and other costs attributable to the inclusion of Kintera represented $0.9 million of the increase in costs of consulting and education services. Excluding the impact of the inclusion of Kintera, cost of consulting and education services decreased by $0.7 million in first quarter of 2009 compared to the same period in 2008. Human resource costs decreased by $0.6 million due to a reduction in headcount and travel-related expenses, recruiting and other costs decreased $0.1 million.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

The segment margin decreased in the first quarter of 2009 compared to the same period in 2008 is due to decrease in demand for consulting and education services.

Analytic services

	Three months ended March 31,
(in millions)	2009	2008	Change	% Change

Analytic services revenue	$5.0	$4.3	$0.7	16%
Direct controllable cost of analytic services	2.5	2.2	0.3	14%
Segment income	$2.5	$2.1	$0.4	19%
Segment margin %	50%	49%

Analytic services are comprised of donor prospect research, selling lists of potential donors, benchmarking studies and data modeling services. These services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product enables the customer to more effectively target its fundraising activities. Revenue from analytic services increased 16% in the first quarter of 2009 compared to the first quarter of 2008. Approximately $0.5 million, or 60%, of the increase is attributable to the inclusion of Kintera. The rates charged for our analytic services have remained relatively constant year over year and, as such, the remaining increase in analytic services revenue of $0.2 million is principally the result of increased volume of services provided.

Cost of analytic services is primarily comprised of human resource costs and data expense incurred to perform analytic services. The increase in cost of analytic services is primarily attributable to human resource costs associated with additional headcount for Kintera and other costs attributable to the inclusion of Kintera.

The analytic services margin increase in the first quarter of 2009 compared to the same period in 2008 is primarily due to a decrease in human resource costs as a percentage of revenue.

Maintenance

	Three months ended March 31,
(in millions)	2009	2008	Change	% Change

Maintenance revenue	$28.0	$25.4	$2.6	10%
Direct controllable cost of maintenance	3.8	3.7	0.1	3%
Segment income	$24.2	$21.7	$2.5	12%
Segment margin %	86%	85%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue for first quarter of 2009 includes $1.4 million of revenue attributable to the inclusion of Kintera. The remaining increase of $1.2 million in the first quarter of 2009 compared to the first quarter of 2008 includes an increase of $1.6 million from new maintenance contracts with both new customers associated with new license agreements and increases in contracts with existing customers. Additionally, contract inflationary rate adjustments contributed to $0.9 million of increase in maintenance revenue. These increases were partially offset by $1.3 million of maintenance contracts that were not renewed.

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs and other costs incurred in providing support and related services to our customers. The increase in cost of maintenance in the first quarter of 2009 compared to the same period in 2008 is principally the result of an increase in human resources costs of $0.1 million attributable to additional headcount for Kintera.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

The maintenance segment margin increase of one percentage point during the first quarter of 2009 compared to the same period in 2008 is primarily due to a decrease in human resource costs as a percentage of revenue.

Subscriptions

	Three months ended March 31,
(in millions)	2009	2008	Change	% Change

Subscriptions revenue	$16.7	$8.8	$7.9	90%
Direct controllable cost of subscriptions	5.2	2.8	2.4	86%
Segment income	$11.5	$6.0	$5.5	92%
Segment margin %	69%	68%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications, providing application hosting services, and access to certain data services and our online subscription training offerings. We continue to experience growth in our hosted applications business. Approximately $5.5 million, or 70%, of the revenue growth for first quarter of 2009 is attributable to the inclusion of Kintera. The remaining increase of $2.4 million is attributable to organic growth from increased demand for hosting services and other online data services.

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions in first quarter of 2009 compared to the same period in 2008 is principally due to an increase in data expense, hosting and other costs of $1.6 million, of which $1.0 million is attributable to the inclusion of Kintera. Additionally human resources costs attributable to the inclusion of Kintera were $0.9 million, offset by a decrease in other human resources costs of $0.1 million.

The slight increase in subscriptions segment margin during the first quarter of 2009 compared to the same period in 2008 is predominantly due to a decrease in human resource costs as a percentage of revenue.

Other revenue

	Three months ended March 31,
(in millions)	2009	2008	Change	% Change

Other revenue	$1.5	$2.0	$(0.5)	(25)%
Direct controllable cost of other revenue	1.3	1.8	(0.5)	(28)%
Segment income	$0.2	$0.2	$-	0%
Segment margin %	13%	10%

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue decreased in the first quarter of 2009 primarily due to a $0.5 million decrease in reimbursable travel-related costs from our services businesses.

Direct controllable cost of other revenue includes human resource costs, costs of business forms, costs of user conferences and reimbursable expense relating to the performance of services at customer locations. The decrease in the first quarter of 2009 compared to same period in 2008 is due to a $0.5 million decrease in reimbursable expenses related to providing services at customer locations.

The increase in segment margin during the first quarter of 2009 compared to the same period in 2008 is primarily attributable to a decrease in reimbursable expense as a percentage of revenue.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

U.S. GAAP gross profit

Segment income does not include an allocation of corporate costs, stock-based compensation expense and amortization expense. The following schedule reconciles total segment income to gross profit as stated on the statements of operations.

	Three months ended March 31,
(in millions)	2009	2008	Change	% Change

License fees	$6.6	$8.8	$(2.2)	(25)%
Consulting and education services	4.9	8.3	(3.4)	(41)%
Analytic services	2.5	2.1	0.4	19%
Maintenance	24.2	21.7	2.5	12%
Subscriptions	11.5	6.0	5.5	92%
Other	0.2	0.2	-	0%
Total segment income	$49.9	$47.1	$2.8	6%
Less corporate costs not allocated to segment expenses:
Stock-based compensation expense	0.7	0.5	0.2	40%
Amortization of intangible assets acquired in business combinations	1.6	0.9	0.7	78%
Corporate overhead costs	3.1	3.0	0.1	3%
Gross profit as stated in statements of operations	$44.5	$42.7	$1.8	4%
Gross margin %	60%	62%

Stock-based compensation expense and amortization expense are analyzed separately following the operating expenses section.

Allocated corporate overhead costs are comprised of depreciation, facilities and IT support costs. The increase in corporate overhead costs allocated to cost of revenue during the first quarter of 2009 is primarily attributable to the increase in facilities costs due to the inclusion of Kintera.

Operating expenses

The operating expenses analyzed below are presented on a non-GAAP basis in that they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed, in total, in the section following the operating expense analysis.

Sales and marketing

	Three months ended March 31,
(in millions)	2009	2008	Change	% Change

Sales and marketing expense excluding stock-based compensation	$15.8	$15.0	$0.8	5%
Add: Stock-based compensation	0.3	0.3	-	0%
Sales and marketing expense	$16.1	$15.3	$0.8	5%
% of revenue (excluding stock-based compensation)	21%	22%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. The increase in sales and marketing expense in the first quarter of 2009 compared to the first quarter of 2008 is principally due to the inclusion of Kintera. During the first quarter of 2009, human resource costs increased $1.4 million, of which $1.3 million is due the inclusion of headcount associated with Kintera. The increase

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

in human resource costs was partially offset by decreases in commission expense of $0.5 million due to lower commissionable sales and $0.1 million in other costs. As a percentage of revenue, sales and marketing expense in the first quarter of 2009 decreased by one percentage point compared to the same period in 2008, principally due to a decrease in commission expense associated with the decline in license fees and services revenue.

Research and development

	Three months ended March 31,
(in millions)	2009	2008	Change	% Change

Research and development expense excluding stock-based compensation	$10.8	$8.2	$2.6	32%
Add: Stock-based compensation	0.7	0.5	0.2	40%
Research and development expense	$11.5	$8.7	$2.8	32%
% of revenue (excluding stock-based compensation)	14%	12%

Research and development expenses include human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. During the first quarter of 2009, the increase in research and development costs is primarily due to a $2.4 million increase in human resource costs resulting from an increase in headcount and increased investment in our products, of which $1.6 million are due to the inclusion of Kintera. Further increases of $0.3 million are attributable to higher allocated costs, partially offset by decreased travel and other costs of $0.1 million. Research and development expense as a percentage of revenue increased two percentage points in first quarter 2009 compared to the same period in 2008 primarily due to an increased investment in our product initiatives.

General and administrative

	Three months ended March 31,
(in millions)	2009	2008	Change	% Change

General and administrative expense excluding stock-based compensation	$7.4	$6.2	$1.2	19%
Add: Stock-based compensation	1.5	1.1	0.4	36%
General and administrative expense	$8.9	$7.3	$1.6	22%
% of revenue (excluding stock-based compensation)	10%	9%

General and administrative expense consists primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, and other administrative expenses. During first quarter 2009 compared to the same period in 2008, the increase in general and administrative expense was primarily due to an increase in human resource costs of $1.2 million, of which $1.0 million is attributed to the inclusion of Kintera. As a percentage of revenue, general and administrative costs increase by one percentage point in first quarter 2009 compared to the same period in 2008 and this is due to the increased headcount associated with the acquisition of Kintera.

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

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Our consolidated statements of operations for the first quarter of 2009 and 2008 include the amounts of stock-based compensation illustrated below:

	Three months ended March 31,
(in millions)	2009	2008	Change	% Change
Included in cost of revenue:
Cost of services	$0.4	$0.4	$-	- %
Cost of maintenance	0.2	0.1	0.1	100%
Cost of subscriptions	0.1	-	0.1	100%
Total included in cost of revenue	0.7	0.5	0.2	40%
Included in operating expenses:
Sales and marketing	0.3	0.3	-	- %
Research and development	0.7	0.5	0.2	40%
General and administrative	1.5	1.1	0.4	36%
Total included in operating expenses	2.5	1.9	0.6	32%
Total	$3.2	$2.4	$0.8	33%

Stock-based compensation is comprised of expense from common stock awards, stock options, restricted stock awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for the first quarter of 2009 and 2008.

	Three months ended March 31,
(in millions)	2009	2008	Change	% Change
Stock-based compensation from:
Common stock	$0.5	$-	$0.5	100%
Stock options	-	0.4	(0.4)	(100)%
Restricted stock awards	2.1	1.5	0.6	40%
Stock appreciation rights	0.6	0.5	0.1	20%
Total stock-based compensation	$3.2	$2.4	$0.8	33%

During the first quarter of 2009, we expensed $0.5 million related to compensation and incentive arrangements payable in common stock which is associated with the 2007 and 2008 business acquisitions. There were no arrangements payable in common stock in the first quarter of 2008. The decrease in compensation expense from stock options in the first quarter of 2009 compared to the same period in 2008 is the result of having not granted stock options since 2005 and using the accelerated method for recognizing stock-based compensation expense associated with stock options. This method results in the recognition of more expense in the earlier periods of vesting when compared with the straight-line method. All stock option awards are expected to be fully vested by the end of 2009.

Stock-based compensation expense from restricted stock awards and stock appreciation rights increased in first quarter of 2009 compared to the same period in 2008 due to the issuance of additional grants and rights in the second half of 2008, partially offset by the vesting of grants issued in prior years. Once grants are vested, we no longer incur expense associated with the grant.

The total amount of compensation costs related to non-vested awards not yet recognized was $26.2 million as of March 31, 2009. The compensation cost for unvested awards at March 31, 2009 will be recognized over a weighted average period of 1.8 years.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Amortization

We allocated amortization expense to cost of revenue according to the nature of the respective identifiable intangible asset and to the extent it is directly associated with revenue. Amortization expense included in our consolidated statements of operations for the first quarter of 2009 and 2008 is illustrated below:

	Three months ended March 31,
(in millions)	2009	2008	Change	% Change
Included in cost of revenue:
Cost of license fees	$0.1	$0.1	$-	$-%
Cost of services	0.4	0.3	0.1	33%
Cost of maintenance	0.3	0.1	0.2	200%
Cost of subscriptions	0.8	0.4	0.4	100%
Cost of other revenue	-	-	-	-%
Total included in cost of revenue	1.6	0.9	0.7	78%
Included in operating expenses	0.2	0.2	-	-%
Total	$1.8	$1.1	$0.7	$64%

The increase in amortization expense for the first quarter of 2009 compared to the same period in 2008 is directly attributable to the acquisition of the Kintera, which resulted in the recognition of $17.0 million in identifiable intangible assets.

Interest expense

Interest expense was $0.4 million in the first quarter of 2009 compared with less than $0.1 million in the first quarter of 2008. This increase in interest expense is directly related to the greater amount and duration of borrowing under our credit facility during first quarter of 2009.

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. The 2009 estimated annual effective tax rate of 38.7%, which excludes period-specific items, was applied as the effective rate for the quarter ended March 31, 2009. Our actual effective rates for each of the quarters ended March 31, 2009 and 2008 were 43.7% and 37.5%, respectively. The higher effective rate in 2009 was attributable to a decrease in the amount of benefit we were able to recognize for certain state income tax credits, partially offset by a correction of an immaterial prior period error which reduced income tax expense by $0.4 million.

Our deferred tax assets and liabilities are recorded at an amount based upon a U.S. federal income tax rate of 35.0% and appropriate statutory tax rates of various foreign, state and local jurisdictions in which we operate. If our tax rates change in the future, we will adjust our deferred tax assets and liabilities to an amount reflecting those income tax rates. Any change will affect the provision for income taxes during the period in which the determination is made.

The total unrecognized tax benefit that, if recognized, would have impacted our effective rate as of March 31, 2009 and December 31, 2008 was $0.2 million. As of March 31, 2009 and December 31, 2008, the total amount of accrued interest and penalties included in the consolidated balance sheets was $0.2 million.

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

Liquidity and capital resources

At March 31, 2009, cash and cash equivalents totaled $23.0 million, compared to $16.4 million at December 31, 2008. The $6.6 million increase in cash and cash equivalents during the first quarter of 2009 is principally the result of generating $12.4 million of cash from operations offset by $4.3 million in dividends paid to stockholders and $1.1 million used to purchase fixed assets.

Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance, support and subscription agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and repay any outstanding debt that is due. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock.

At March 31, 2009, outstanding borrowings under our credit facility were $59.0 million. We have drawn on our credit facilities from time to time to help us meet short-term financial needs, such as business acquisitions and share repurchases. Under our credit facility, we may elect not more than twice over the five-year term of the agreement to increase the aggregate amount available up to $50.0 million. We exercised one of these options for an additional $15.0 million in June 2008, which increased our aggregate amount available to $90.0 million. We believe our credit facility provides us with the financial flexibility that we need because of its size and terms. During first quarter 2009, we were focused on generating cash flow from operations to allow us to increase our cash and cash equivalents balance to slightly above our desired level of liquidity. We plan to continue to focus on generating cash flow from operations during the remainder of 2009, which should enable us to maintain our desired level of liquidity to preserve financial flexibility, while reducing our debt balance.

Operating cash flow

Net cash provided by operating activities for first quarter 2009 of $12.4 million decreased $2.0 million when compared to the same period in 2008. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax; and (iii) changes in our working capital.

Working capital changes that impact the statement of cash flows are in accounts receivable, other current assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Net collections of accounts receivable and the change in deferred revenue represented a net increase in cash associated with working capital changes of $1.5 million and $4.1 million in first quarter 2009 and 2008, respectively. The decrease in cash associated with these working capital changes is principally due to a decline in the growth of our maintenance-related deferred revenue, partially offset by an increase in our subscription-related deferred revenue. Changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets represented a net decrease in cash associated with working capital changes of $2.8 million and $4.2 million in first quarter of 2009 and 2008, respectively. The primary driver of the decrease in the net cash outflow associated with these accounts is an increase in the net cash inflow associated with prepaid expenses and other receivables.

Investing cash flow

Net cash used in the first quarter of 2009 for investing activities was $1.1 million compared to $4.5 million of net cash used in investing activities in the first quarter of 2008. The decrease is principally due to net cash used for payment of contingent purchase price required under arrangements associated with historical acquisitions, including the Target Companies and Campagne, that were paid in first quarter of 2008 in the amount of $2.3 million. In addition, we invested $1.1 million in property and equipment in first quarter of 2009 compared to $2.1 million in the same period in 2008.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Financing cash flow

Net cash used in financing activities for the first quarter of 2009 was $4.6 million compared to $12.5 million in the same period in 2008. The decrease in cash used in financing activities is primarily because we did not repurchase any stock or borrow any funds during first quarter of 2009. The remaining difference is due to a decrease in proceeds from stock option exercises and related tax benefits, partially offset by a slight increase in payments on debt and capital lease obligations.

Commitments and contingencies

As of March 31, 2009, we had $61.1 million of outstanding debt and future minimum lease commitments of $73.0 million as follows (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$72,472	$5,668	$12,903	$10,159	$43,742
Capital leases	512	296	214	2	-
Debt and interest	61,752	60,702	1,050	-	-
Total	$134,736	$66,666	$14,167	$10,161	$43,742

Our commitments related to operating leases have not been reduced by the future minimum lease commitments under sublease agreements that expire in 2010. The outstanding debt of $59.0 million under our credit facility is reflected in the table above as a commitment for less than one year based on the maturities of the underlying individual borrowings. However, we have the ability to extend the maturities of these borrowings by rolling them into new borrowings with the same or longer maturities through the expiration of the credit facility in July 2012.

Included in the table above is interest expense of $0.7 million. The actual interest expense recognized in our consolidated statements of operations will depend on the amount of debt and length of time the debt is outstanding, which could be different from our assumptions used in the table above.

As of March 31, 2009, we had accrued $0.3 million of state taxes and $0.2 million of interest and penalties related to uncertain tax positions taken in current and prior years. Please refer to Note 10 in our condensed notes to the consolidated financial statements for further information. We are unable to determine the period in which these liabilities will be settled, and accordingly, we have not included these amounts in the table above.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to four years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitments under these arrangements at March 31, 2009 are $2.5 million through 2011. We incurred expense under these arrangements of $1.0 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively.

In February 2009, our Board of Directors approved our annual dividend of $0.40 per share for 2009 and declared a first quarter dividend of $0.10 per share payable on March 13, 2009 to stockholders of record on February 27, 2009. Dividends at the annual rate would aggregate to $17.6 million assuming 44 million shares of common stock are outstanding. Our ability to continue to declare and pay dividends may be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate operating cash flow.

Off-balance sheet arrangements

We do not believe we currently have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Foreign currency exchange rates

Approximately 11% of our total net revenue for the three-month period ended March 31, 2009 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.6 million and $0.9 million at March 31, 2009 and at December 31, 2008, respectively.

The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K. subsidiary are generally denominated in pounds sterling. Recently, the U.S. dollar has strengthened against many non-U.S. currencies, including the British pound and Canadian dollar. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. More recently, we have experienced a strengthening in the U.S. dollar and the foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our increased exposure to currency exchange rates have had a material impact on our results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.

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

Blackbaud, Inc.

Item 4.	Controls and procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

Changes in internal control over financial reporting

As previously reported and as further discussed in our Annual Report on Form 10-K dated December 31, 2008, we acquired Kintera on July 8, 2008. Management is in the process of assessing and integrating internal control over financial reporting for the acquisition. No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, excluding Kintera, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Blackbaud, Inc.

PART II. OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds

The following table provides information about shares of common stock repurchased during the three months ended March 31, 2009 under our stock repurchase program, as well as common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock, appears in the table below.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, January 1, 2009				$30,770
January 1, 2009 through January 31, 2009	626	$11.70	-	$30,770
February 1, 2009 through February 28, 2009	16,348	$11.47	-	$30,770
March 1, 2009 through March 31, 2009	492	$9.80	-	$30,770
Total	17,466	$11.43	-	$30,770

(1)	During the period, there were no shares repurchased. The shares represent shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock.

Item 6.	Exhibits

Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: May 8, 2009	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer