Form 10-Q
period 2009-06-30
BLACKBAUD INC
filed 2009-08-07
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares of the registrant’s Common Stock outstanding as of July 30, 2009 was 43,844,872.

BLACKBAUD, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial statements
	Consolidated balance sheets as of June 30, 2009 and December 31, 2008 (unaudited)	1
	Consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 (unaudited)	2
	Consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the six months ended June 30, 2009 and the year ended December 31, 2008 (unaudited)	4
	Notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	18
Item 3.	Quantitative and qualitative disclosures about market risk	31
Item 4.	Controls and procedures	32

PART II. OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds	33
Item 4.	Submission of matters to a vote of security holders	33
Item 6.	Exhibits	34

Signatures
Exhibit – 10.42
Exhibit – 31.1
Exhibit – 31.2
Exhibit – 32.1
Exhibit – 32.2

PART I- FINANCIAL INFORMATION

Item 1.	Financial statements

Blackbaud, Inc.

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	June 30, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$18,537	$16,361
Donor restricted cash	5,514	12,363
Accounts receivable, net of allowance of $2,696 and $2,777 at June 30, 2009 and December 31, 2008, respectively	59,248	52,554
Prepaid expenses and other current assets	16,839	17,281
Deferred tax asset, current portion	6,754	6,858

Total current assets	106,892	105,417
Property and equipment, net	20,174	21,384
Deferred tax asset	62,751	64,762
Goodwill	75,130	73,615
Intangible assets, net	45,569	48,171
Other assets	480	537

Total assets	$310,996	$313,886

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,787	$7,023
Accrued expenses and other current liabilities	23,248	21,758
Donations payable	5,514	12,363
Capital lease obligations, current portion	290	384
Debt, current portion	41,610	60,049
Deferred revenue	126,892	113,802

Total current liabilities	204,341	215,379
Capital lease obligations, noncurrent	81	203
Long-term debt, net of current portion	717	1,288
Deferred revenue, noncurrent	5,597	5,838
Other noncurrent liabilities	792	670

Total liabilities	211,528	223,378

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized, 51,344,233 and 51,269,081 shares issued at June 30, 2009 and December 31, 2008, respectively	51	51
Additional paid-in capital	123,470	116,846
Treasury stock, at cost; 7,512,701 and 7,494,466 shares at June 30, 2009 and December 31, 2008, respectively	(130,804)	(130,594)
Accumulated other comprehensive loss	(218)	(899)
Retained earnings	106,969	105,104

Total stockholders’ equity	99,468	90,508

Total liabilities and stockholders’ equity	$310,996	$313,886

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2009	2008	2009	2008

Revenue
License fees	$ 5,799	$ 9,603	$ 13,204	$ 19,238
Services	22,465	25,336	43,594	48,912
Maintenance	28,821	26,371	56,832	51,801
Subscriptions	17,773	9,010	34,496	17,795
Other revenue	1,557	2,182	3,030	4,192

Total revenue	76,415	72,502	151,156	141,938

Cost of revenue
Cost of license fees	981	807	1,884	1,649
Cost of services	15,512	14,905	31,721	30,598
Cost of maintenance	5,432	4,595	10,580	9,299
Cost of subscriptions	7,038	3,824	13,778	7,480
Cost of other revenue	1,533	2,023	2,811	3,871

Total cost of revenue	30,496	26,154	60,774	52,897

Gross profit	45,919	46,348	90,382	89,041

Operating expenses
Sales and marketing	15,072	15,672	31,187	30,911
Research and development	11,301	8,642	22,762	17,409
General and administrative	8,513	7,273	17,452	14,539
Amortization	192	167	378	334

Total operating expenses	35,078	31,754	71,779	63,193

Income from operations	10,841	14,594	18,603	25,848
Interest income	37	34	99	199
Interest expense	(270)	(148)	(695)	(218)
Other income (expense), net	31	49	(130)	(40)

Income before provision for income taxes	10,639	14,529	17,877	25,789
Income tax provision	4,051	5,542	7,217	9,759

Net income	$ 6,588	$ 8,987	$ 10,660	$ 16,030

Earnings per share
Basic	$ 0.15	$ 0.21	$ 0.25	$ 0.37
Diluted	$ 0.15	$ 0.21	$ 0.25	$ 0.36

Common shares and equivalents outstanding
Basic weighted average shares	42,577,549	42,776,609	42,531,323	43,336,989
Diluted weighted average shares	43,333,871	43,457,710	43,141,654	44,064,436
Dividends per share	$ 0.10	$ 0.10	$ 0.20	$ 0.20

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2009	2008

Cash flows from operating activities
Net income	$10,660	$16,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,694	5,107
Provision for doubtful accounts and sales returns	1,285	2,199
Stock-based compensation expense	6,245	4,678
Excess tax benefit on exercise of stock options	(464)	(18)
Deferred taxes	3,345	2,363
Other non-cash adjustments	69	37
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(5,655)	(20,886)
Prepaid expenses and other assets	1,208	994
Trade accounts payable	(467)	519
Accrued expenses and other current liabilities	(262)	(2,773)
Donor restricted cash	6,849	-
Donations payable	(6,849)	-
Deferred revenue	10,870	13,218

Net cash provided by operating activities	34,528	21,468

Cash flows from investing activities
Purchase of property and equipment	(2,665)	(2,957)
Purchase of net assets of acquired companies, net of cash acquired	(2,258)	(2,895)

Net cash used in investing activities	(4,923)	(5,852)

Cash flows from financing activities
Proceeds from issuance of debt	-	27,200
Proceeds from exercise of stock options	255	393
Excess tax benefit on exercise of stock options	464	18
Payments on debt	(19,010)	(2,708)
Payments on deferred financing fees	-	(47)
Payments on capital lease obligations	(217)	(276)
Purchase of treasury stock	-	(36,027)
Dividend payments to stockholders	(8,807)	(8,843)

Net cash used in financing activities	(27,315)	(20,290)

Effect of exchange rate on cash and cash equivalents	(114)	(122)

Net increase (decrease) in cash and cash equivalents	2,176	(4,796)
Cash and cash equivalents, beginning of period	16,361	14,775

Cash and cash equivalents, end of period	$18,537	$9,979

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

(Unaudited)

				Additional		Accumulated other		Total
(in thousands, except share amounts)	Comprehensive	Common stock		paid-in	Treasury	comprehensive	Retained	stockholders’
	income	Shares	Amount	capital	stock	income (loss)	earnings	equity
Balance at December 31, 2007		50,450,675	$50	$105,687	$(85,487)	$137	$92,716	$113,103
Net income	$29,878	-	-	-	-	-	29,878	29,878
Payment of dividends	-	-	-	-	-	-	(17,497)	(17,497)
Purchase of 1,956,168 treasury shares under stock repurchase program and surrender of 106,446 shares upon restricted stock vesting	-	-	-	-	(45,107)	-	-	(45,107)
Exercise of stock options	-	126,206	1	882	-	-	-	883
Tax impact of exercise of nonqualified stock options and restricted stock vesting	-	-	-	(1,126)	-	-	-	(1,126)
Stock options assumed in acquisition	-	-	-	172	-	-	-	172
Stock-based compensation	-		-	11,231	-	-	7	11,238
Restricted stock grants	-	727,237	-	-	-	-	-	-
Restricted stock cancellations	-	(35,037)	-	-	-	-	-	-
Translation adjustment, net of tax	(1,036)	-	-	-	-	(1,036)	-	(1,036)

Comprehensive income	$28,842
Balance at December 31, 2008		51,269,081	$51	$116,846	$(130,594)	$(899)	$105,104	$90,508

Net income	$10,660	-	-	-	-	-	10,660	10,660
Payment of dividends	-	-	-	-	-	-	(8,807)	(8,807)
Surrender of 18,235 shares upon restricted stock vesting	-	-	-	-	(210)	-	-	(210)
Exercise of stock options	-	56,928	-	255	-	-	-	255
Tax impact of exercise of nonqualified stock options and restricted stock vesting	-	-	-	401	-	-	-	401
Stock-based compensation	-	-	-	5,519	-	-	12	5,531
Restricted stock grants	-	39,140	-	449	-	-	-	449
Restricted stock cancellations	-	(20,916)	-	-	-	-	-	-
Translation adjustment, net of tax	681	-	-	-	-	681	-	681

Comprehensive income	$11,341
Balance at June 30, 2009		51,344,233	$51	$123,470	$(130,804)	$(218)	$106,969	$99,468

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

1. Organization

Blackbaud, Inc. (the Company), a leading global provider of software and related services designed specifically for nonprofit organizations, provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. As of June 30, 2009, the Company had approximately 22,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim financial statements

The Company prepared its interim consolidated financial statements as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The Company derived its consolidated balance sheet at December 31, 2008 from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and other forms filed with the SEC from time to time.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company evaluates subsequent events through the date the financial statements were issued, which was August 7, 2009.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Revenue recognition

The Company’s revenue is primarily generated from the following sources: (1) selling perpetual licenses of its software products; (2) providing professional services including implementation, training, consulting, hosting and other services; (3) providing software maintenance and support services; and (4) charging for the use of its software products in a hosted environment.

License fees

The Company recognizes revenue from the sale of perpetual software license rights when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;

•	the product has been delivered;

•	the fee is fixed or determinable; and

•	collection of the resulting receivable is probable.

The Company deems acceptance of an agreement to be evidence of an arrangement. Delivery occurs when the product is shipped or transmitted, and title and risk of loss have transferred to the customers. The Company’s typical license agreement does not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s standard payment terms. Payment terms greater than 90 days are considered to be beyond the Company’s customary payment terms. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, it defers revenue recognition until collection.

The Company sells software licenses with maintenance, varying levels of professional services and, in certain instances, with hosting services. The Company allocates revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. Fair value for maintenance services associated with software licenses is based upon renewal rates stated in the agreements with customers, which vary according to the level of support service provided under the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis. When a software license is sold with software customization services, generally the services are to provide customer support for assistance in creating special reports and other enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the software. However, when software customization services are considered essential to the functionality of the software, the Company recognizes revenue for both the software license and the services on a percent-complete basis.

Services

The Company generally bills consulting, installation and implementation services based on hourly rates plus reimbursable travel-related expenses. Revenue is recognized for these services over the period the services are performed. For service engagements of less than $10,000, the Company frequently contracts for and bills based on a fixed fee plus reimbursable travel-related expenses. The Company recognizes this revenue upon completion of the work performed.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

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

The Company is increasingly making available certain of its software products for use in hosted application arrangements without licensing perpetual rights to the software (hosted applications). Revenue from hosted applications is recognized over the subscription agreement, which generally ranges from one to three years. For contractual arrangements covering the use of hosted applications the stand alone value of the delivered items or the fair value of undelivered items in the arrangement have not been established. Such items include upfront activation, implementation and hosting of the solution. For these arrangements the Company treats the transaction as a single element and the revenue is deferred until the hosted application is deployed and in use, at which time revenue is recognized over the remaining term of the arrangement. Direct and incremental costs relating to activation and implementation are capitalized until the hosted application is deployed and in use, and then expensed over the remaining term of the arrangement.

Revenue from transaction processing fees is recognized when received. Credit card fees directly associated with processing donations for customers are included in subscription revenue net of related transaction costs.

Deferred revenue

To the extent that the Company’s customers are billed or pay for the above described services in advance of delivery, such amounts are recorded in deferred revenue.

Goodwill

The change in goodwill during the six months ended June 30, 2009 consisted of the following:

(in thousands)

Balance at December 31, 2008	$73,615
Additions related to business combinations	1,682
Adjustments related to business combinations	(543)
Effect of foreign currency translation	376

Balance at June 30, 2009	$75,130

Additions and adjustments related to business combinations are described in Note 3 to the consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2009	2008	2009	2008

Included in cost of revenue:
Cost of license fees	$90	$43	$171	$86
Cost of services	336	334	670	668
Cost of maintenance	325	98	650	196
Cost of subscriptions	806	409	1,625	818
Cost of other revenue	18	19	37	38

Total included in cost of revenue	1,575	903	3,153	1,806
Included in operating expenses	192	167	378	334

Total	$1,767	$1,070	$3,531	$2,140

Recently adopted accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years The Company adopted SFAS 157 with no material impact effective January 1, 2008 for financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2009, the Company adopted SFAS 157 for the remaining non-financial assets and liabilities, which primarily included goodwill and long-lived assets subject to impairment tests. The adoption of SFAS 157 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after January 1, 2009. The extent of the impact of SFAS 141R on future acquisitions is dependent upon the size and nature of the acquisitions. At the time of adoption on January 1, 2009, SFAS 141R did not have a material impact on the Company’s consolidated financial statements. During the six months ended June 30, 2009, the Company expensed acquisition related costs of $0.2 million that prior to the adoption of SFAS 141R would have been included in the cost of the acquisition.

Effective January 1, 2009, the Company adopted FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 removes the requirement of SFAS 142 for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. The adoption of FSP FAS 142-3 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the calculation of basic earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” which provides additional guidance regarding the initial recognition and measurement model under SFAS 141R for assets and liabilities arising from contingencies. The FSP establishes a model for preacquisition contingencies similar to the model used under SFAS 141. Under the FSP, an acquirer is required to recognize, at fair value, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria of SFAS 5 to determine when the contingency should be recognized. This FSP applies to business combinations for which the acquisition date is on or after January 1, 2009. At the time of adoption, the application of this FSP did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 has an effective date requiring adoption by the second quarter of 2009. At the time of adoption, the application of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective in the second quarter of 2009. The adoption of SFAS 165 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification is not intended to change U.S. GAAP, but will significantly change the way in which the accounting literature is organized and the way U.S. GAAP is referenced by companies in their financial statements and accounting policies. SFAS 168 will become effective in the third quarter of 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

3. Business combinations

RLC

On April 29, 2009, the Company acquired all of the outstanding stock of RLC Customer Centric Technology B.V. (RLC), a privately held limited liability company based in the Netherlands, for €1.8 million in cash, or the equivalent of $2.4 million based on the foreign exchange rate at the time of the acquisition. The Company will also pay a maximum of €400,000, or the equivalent of $0.5 million based on the foreign exchange rate at the time of the acquisition, in earn-out payments if RLC meets revenue and EBITDA margin targets, as defined in the agreement, over the two years subsequent to the acquisition. RLC is the leading provider of software and services to nonprofits in the Netherlands. The acquisition of RLC provides the Company with a foundation to expand into the Netherlands and other Western European markets. The results of operations of RLC are included in the

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

consolidated financial statements of the Company from the date of acquisition. During the three and six months ended June 30, 2009, total revenue and cost of revenue from the RLC operations were $0.4 million and $0.2 million, respectively.

The Company recorded a preliminary purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed. The following table summarizes the allocation of the purchase price:

(in thousands)

Cash and cash equivalents	$110
Accounts receivable	374
Other assets, current and noncurrent	165
Property and equipment	188
Intangibles	840
Goodwill	1,682
Trade accounts payable	(118)
Accrued expenses and other current liabilities	(179)
Deferred tax liability, current and noncurrent	(286)
Deferred revenue, current and noncurrent	(200)
Contingent consideration liability	(208)

$2,368

The purchase price allocation is preliminary because the Company is still in the process of valuing certain contingent liabilities. The Company expects to complete the purchase price allocation when additional information becomes available, which it expects will be within one year of the acquisition date. None of the goodwill arising in the acquisition is deductible for income tax purposes. The Company is currently in the process of completing its determination of the assignment of the goodwill to reportable segments. The acquisition resulted in the identification of $0.8 million of intangible assets, all of which are subject to amortization on a straight-line basis. A liability of $0.2 million was recognized for the contingent consideration based on a probability-weighted discount cash flow valuation technique. Any change in the fair value, or any change upon final settlement, of the contingent consideration liability will be recognized in income from operations.

Kintera

On July 8, 2008, the Company acquired Kintera, a publicly traded company based in San Diego, California. Kintera is a leader in providing web-based, software-as-a-service solutions to the nonprofit market. The acquisition of Kintera added experience in on-demand solutions and expanded the Company’s online offerings. The Company acquired all of the outstanding capital stock of Kintera through a tender offer and subsequent short-form merger, paying $1.12 per share for a total of $45,660,000. The Company financed this acquisition with cash on hand and borrowings under the Company’s revolving credit facility. The total purchase price of $50.2 million includes $2.4 million in payments to Kintera management under change of control provisions, $1.9 million of direct acquisition-related costs and $0.2 million related to Kintera employee stock options assumed. The results of operations of Kintera are included in the consolidated financial statements of the Company from the date of acquisition.

In connection with the acquisition, the Company entered into employment agreements with certain members of Kintera’s management team that include bonuses which could total as much as $449,000, payable in shares of the Company’s common stock in February 2009 based on continued employment. In February 2009, the Company issued 39,140 shares of common stock at a fair market value of $11.47 per share in connection with these employment agreements. In addition, the Company entered into an employment agreement with the former CEO of Kintera that includes a targeted bonus of $330,000, payable in shares of the Company’s common stock in July 2009 conditioned upon his continued employment and achievement of certain performance targets. In August 2009, the Company issued 10,898 shares of common stock at a fair market value of $19.73 per share for a total of $215,000 in connection with this bonus arrangement. As of June 30, 2009, the Company had accrued $330,000 of stock based compensation cost in connection with this bonus arrangement.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

During the six months ended June 30, 2009, the Company completed its purchase price allocation for Kintera, which resulted in a net decrease to goodwill of $0.5 million. The adjustments to the purchase price allocation primarily related to (i) approximately $0.5 million of an increase in deferred tax assets, net of valuation allowance, related to the state net operating loss carryforwards that were determined to be realizable in the future and changes in state rates at the time of the acquisition, (ii) approximately $0.8 million of reduction in current taxes payable and $0.6 million increase in deferred tax assets, net of valuation allowance, for certain tax items that were deemed to be more-likely-than-not to be realized in the future, and (iii) an increase in contingent tax liabilities, royalties and other preacquisition accruals of $1.4 million.

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

(in thousands, except per share amounts)	Three months ended June 30, 2008	Six months ended June 30, 2008
Revenue	$ 82,489	$ 160,836
Net income	7,610	11,718

Earnings per share, basic	$ 0.18	$ 0.27
Earnings per share, diluted	0.18	0.27

eTapestry

In connection with the acquisition of eTapestry in August 2007, the Company entered into employment agreements with certain members of eTapestry’s management team. Under these arrangements, an additional amount of up to $1.0 million remains contingently payable based upon performance of the acquired business for the twelve-month period ending September 30, 2009. Based on actual and expected performance, the Company had accrued, as of June 30, 2009, a liability of $0.8 million under these arrangements.

4. Earnings per share

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The Company computes diluted earnings per share by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of non-vested restricted stock and settlement of stock appreciation rights. Additionally, dilutive potential common shares includes shares issuable for certain contingent liabilities that will be paid in shares of common stock based on the number of shares that would be issuable if June 30, 2009 was the end of the contingency period.

Diluted earnings per share for the three and six months ended June 30, 2009 does not include the effect of 1,137,335 and 1,126,270, respectively, potential common shares equivalents, as they are anti-dilutive. There were no anti-dilutive potential common shares outstanding for the three and six months ended June 30, 2008.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,

(in thousands, except share and per share amounts)	2009	2008	2009	2008
Numerator:
Net income, as reported	$ 6,588	$ 8,987	$ 10,660	$ 16,030
Denominator:
Weighted average common shares	42,577,549	42,776,609	42,531,323	43,336,989
Add effect of dilutive securities:
Liabilities to be paid in shares of common stock	85,531	-	85,531	-
Employee stock options and restricted stock	670,791	681,101	524,800	727,447

Weighted average common shares assuming dilution	43,333,871	43,457,710	43,141,654	44,064,436

Earnings per share:
Basic	$ 0.15	$ 0.21	$ 0.25	$ 0.37
Diluted	$ 0.15	$ 0.21	$ 0.25	$ 0.36

5.  Comprehensive income

Total comprehensive income for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2009	2008	2009	2008
Net income	$ 6,588	$ 8,987	$ 10,660	$ 16,030
Foreign currency translation adjustment, net of tax	351	(54)	681	(46)

Comprehensive income	$ 6,939	$ 8,933	$ 11,341	$ 15,984

The amount of tax allocated to the translation adjustment recorded in accumulated other comprehensive income was an expense of $0.2 million and a benefit of $35,000 for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, a tax benefit of $0.4 million and $29,000, respectively, was allocated to the translation adjustment recorded in accumulated other comprehensive income.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2009 and December 31, 2008:

(in thousands)	June 30, 2009	December 31, 2008
Taxes, prepaid and receivable	$ 4,155	$ 6,385
Prepaid software maintenance and royalties	5,153	3,904
Deferred sales commissions	4,598	3,047
Other	2,933	3,945
Total prepaid expenses and other current assets	$ 16,839	$ 17,281

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2009 and December 31, 2008:

(in thousands)	June 30, 2009	December 31, 2008
Accrued bonuses	$7,134	$ 6,905
Accrued commissions and salaries	3,826	3,703
Customer credit balances	2,708	3,028
Taxes payable	3,686	2,033
Accrued health care costs	1,473	758
Accrued accounting and legal fees	967	1,283
Other	3,454	4,048
Total accrued expenses and other current liabilities	$23,248	$ 21,758

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

Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at a variable rate based (a) on the higher of the prime rate plus a margin of up to 0.5% or federal funds rate plus a margin of 0.5% to 1.0% (Base Rate Loans) or (b) LIBOR plus a margin of 1.0% to 1.5% (LIBOR Loans). The exact amount of any margin depends on the nature of the loan and the leverage ratio at the time of the borrowing. At June 30, 2009, the weighted average interest rate on the credit facility was 1.32%. The Company also pays a quarterly commitment fee on the unused portion of the revolving credit facility equal to 0.2%, 0.25% or 0.3% per annum, depending on the Company’s leverage ratio.

Under the credit facility the Company has the ability to choose either Base Rate Loans or LIBOR Loans. Base rate borrowings mature in July 2012. LIBOR Loans can have one, two, three or six month maturities, and the Company has the ability to extend the maturity of these loans by rolling them at their maturity into new loans with the same or longer maturities. The Company evaluates the classification of its debt based on the maturity of individual borrowings and any roll-over of borrowings subsequent to the balance sheet date, but prior to issuance of the financial statements. During the six months ended June 30, 2009, the Company repaid $18.5 million of borrowings under the credit facility. At June 30, 2009, outstanding borrowings under the credit facility were $40.5 million, all of which were in the form of short-term LIBOR Loans, and accordingly classified as current liabilities. The fair value of the outstanding borrowings under the credit facility approximates the carrying value due to the short-term nature of the borrowings.

Note payable

As a result of the acquisition of Kintera, the Company assumed a note payable which was executed on December 1, 2007 in the amount of $3.2 million for the purchase of computer equipment. The note is collateralized by the underlying computer equipment, bears interest at a rate of 11.34% and has a maturity date of November 30, 2010. The Company recorded the note at its fair value as of the acquisition date, which resulted in an increase of $0.1 million in the carrying value. As of June 30, 2009, the note payable balance was $1.8 million, of which $1.1 million was classified as current.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Using a discounted cash flow technique that incorporates a market interest rate with adjustments for duration and risk profile, the Company has determined the fair value of this note payable to be $1.9 million at June 30, 2009.

9. Commitments and contingencies

Leases

The Company leases its headquarters facility from Duck Pond Creek, LLC. Two current executive officers of the Company each have a 4% ownership interest in Duck Pond Creek, LLC. The lease agreement has a term of 15 years with two five-year renewal options by the Company. The annual base rent of the lease is $3.6 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse the Company an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During the three and six months ended June 30, 2009 rent expense was reduced by $66,700 and $133,400, respectively, related to this lease provision. There were no such amounts recorded during the three and six months ended June 30, 2008 since this lease provision became effective under renegotiated lease terms in October 2008. The $4.0 million leasehold improvement allowance has been included in the table below of operating lease commitments as a reduction in the Company’s lease commitments ratably over the life of the lease. The timing of the reimbursements for the actual leasehold improvements are expected to vary from the amount reflected in the table below.

Additionally, the Company has subleased a portion of its headquarters facility under various agreements extending through 2010. Under these agreements, rent expense was reduced by $47,000 and $65,000 for the three months ended June 30, 2009 and 2008, respectively, and by $92,000 and $131,000 for the six month ended June 30, 2009 and 2008, respectively. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $94,000 and $62,000 during the remainder of 2009 and 2010, respectively. No minimum aggregate sublease commitments exist after 2010. The Company has also received, and expects to receive through 2012, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.5 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and were $0.9 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.

Additionally, the Company leases various office space and equipment under operating leases. The Company also has various non-cancelable capital leases for computer equipment and furniture.

As of June 30, 2009, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31, (in thousands)	Operating leases	Capital leases
2009 – remaining	$3,858	$184
2010	6,197	174
2011	5,729	40
2012	5,152	2
2013	4,269	-
2014 and thereafter	41,142	-

Total minimum lease payments	$66,347	400
Less: portion representing interest		29

Present value of net minimum lease payments		371
Less: current portion		290

Noncurrent portion		$81

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Other commitments

The Company has a commitment through 2009 for naming rights on a stadium in Charleston, South Carolina. The remaining commitment under this agreement is $100,000. The Company incurred expense under this agreement of $50,000 for the three months ended June 30, 2009 and 2008, respectively, and $100,000 for the six months ended June 30, 2009 and 2008, respectively.

The Company utilizes third-party relationships in conjunction with its products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements is approximately $1.6 million through 2012. The Company incurred expense under these arrangements of $0.9 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and $1.9 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively.

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

10. Income taxes

The Company calculated the provision for income taxes for the six months ended June 30, 2009 using the 2009 projected annual effective tax rate of 38.2%, which excludes period-specific items. The Company’s effective tax rate for each of the three months ended June 30, 2009 and 2008, including the effects of period-specific events, was 38.1%, respectively. The Company’s effective tax rate for the six months ended June 30, 2009 and 2008, including the effects of period-specific events, was 40.4% and 37.8%, respectively. Period specific items recorded in the three and six months ended June 30, 2009 include an increase of $0.8 million in the valuation allowance for certain state tax credits and net operating loss carryforwards and a correction of an immaterial prior period error of $0.4 million, which reduced income tax expense.

The Company has deferred tax assets for, among other matters, federal net operating loss carryforwards, state net operating loss carryforwards and state tax credits. A portion of the state net operating loss carryforwards and state tax credits have a valuation reserve due to the uncertainty of the future ability to use such carryforwards and credits. Additionally, the Company has a valuation allowance for certain state deferred tax assets acquired from Kintera. During the six months ended June 30, 2009, the Company recorded purchase accounting adjustments related to the deferred tax assets acquired from Kintera and the related valuation allowance, which were reflected in goodwill.

The Company recorded excess tax benefits on stock option exercises and restricted stock vesting of $0.4 million and $0.7 million in stockholders’ equity during the six months ended June 30, 2009 and 2008, respectively.

The total unrecognized tax benefit that, if recognized, would impact our effective tax rate was $0.2 million as of June 30, 2009 and December 31, 2008. The total amount of interest and penalties included in the consolidated balance sheets as of June 30, 2009 and December 31, 2008 was $0.2 million.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. These positions relate to state nexus issues.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

11. Stock-based compensation

During the six months ended June 30, 2009, the Company issued 39,140 shares of restricted stock. The aggregate grant date fair value of awards issued during the period was $449,000. No stock options or stock appreciation rights were issued in the six months ended June 30, 2009.

The Company allocates stock-based compensation expense to expense categories on the consolidated statements of operations. The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2009	2008	2009	2008
Included in cost of revenue:
Cost of services	$360	$302	$737	$652
Cost of maintenance	157	119	314	231
Cost of subscriptions	114	58	233	85

Total included in cost of revenue	631	479	1,284	968
Included in operating expenses:
Sales and marketing	331	295	671	581
Research and development	686	508	1,397	1,028
General and administrative	1,377	1,037	2,893	2,101

Total included in operating expenses	2,394	1,840	4,961	3,710

Total	$3,025	$2,319	$6,245	$4,678

12. Stockholders’ equity

Dividends

The following table provides information with respect to quarterly dividends paid on common stock during the six months ended June 30, 2009.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2009	$0.10	February 27	March 13
April 2009	$0.10	May 28	June 15

In July 2009, the Company’s Board of Directors declared a third quarter dividend of $0.10 per share payable on September 15, 2009 to stockholders of record on August 28, 2009.

Stock surrenders

During the six months ended June 30, 2009, restricted stock holders surrendered 18,235 shares of common stock, totaling $0.2 million, to satisfy their tax obligations due upon vesting.

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

The segment revenues and direct controllable costs, which include salaries, related benefits, third-party contractors, data expense and classroom rentals, for the three and six months ended June 30, 2009 and 2008 were as follows:

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

(in thousands)	License fees	Consulting and education services(1)	Analytic services(2)	Maintenance	Subscriptions	Other	Total
Three months ended June 30, 2009
Revenue	$5,799	$17,420	$5,045	$28,821	$17,773	$1,557	$76,415
Direct controllable costs	891	10,597	2,526	3,969	5,529	1,511	25,023

Segment income	4,908	6,823	2,519	24,852	12,244	46	51,392
Corporate costs not allocated(3)							5,473
Operating expenses							35,078
Interest expense, net							233
Other income, net							(31)

Income before provision for income taxes							$10,639

Three months ended June 30, 2008
Revenue	$9,603	$20,217	$5,119	$26,371	$9,010	$2,182	$72,502
Direct controllable costs	764	10,529	2,136	3,582	2,961	2,001	21,973

Segment income	8,839	9,688	2,983	22,789	6,049	181	50,529
Corporate costs not allocated(3)							4,181
Operating expenses							31,754
Interest expense, net							114
Other income, net							(49)

Income before provision for income taxes							$14,529

(in thousands)	License fees	Consulting and education services(1)	Analytic services(2)	Maintenance	Subscriptions	Other	Total
Six months ended June 30, 2009
Revenue	$13,204	$33,481	$10,113	$56,832	$34,496	$3,030	$151,156
Direct controllable costs	1,714	21,831	5,065	7,750	10,739	2,766	49,865

Segment income	11,490	11,650	5,048	49,082	23,757	264	101,291
Corporate costs not allocated(3)							10,909
Operating expenses							71,779
Interest expense, net							596
Other expense, net							130

Income before provision for income taxes							$17,877

Six months ended June 30, 2008
Revenue	$19,238	$39,492	$9,420	$51,801	$17,795	$4,192	$141,938
Direct controllable costs	1,563	21,562	4,378	7,265	5,801	3,826	44,395

Segment income	17,675	17,930	5,042	44,536	11,994	366	97,543
Corporate costs not allocated(3)							8,502
Operating expenses							63,193
Interest expense, net							19
Other expense, net							40

Income before provision for income taxes							$25,789

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other educational services.
(2)	This segment consists of donor prospect research and data modeling services.
(3)	Various corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization of intangibles arising from business combinations are not allocated to the segment income as management believes that the exclusion of these costs allows the Company to better understand and manage other operating expenses and cash needs.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Executive summary

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of June 30, 2009, we had approximately 22,000 active customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

We derive revenue from selling perpetual licenses or charging for the use of our software products in a hosted environment and providing a broad offering of services, including consulting, training, installation and implementation, as well as ongoing customer support and maintenance. Furthermore, we derive revenue from providing hosting services, performing donor prospect research engagements, selling lists of potential donors, and providing benchmarking studies and data modeling services.

Overall, revenue for the second quarter of 2009 and the first six months of 2009 increased 5% and 7% compared to the same periods in 2008, respectively. The inclusion of Kintera, which we acquired in July 2008, resulted in an increase in revenue of $8.4 million and $16.1 million for the second quarter of 2009 and the first six months of 2009, respectively. Excluding the impact of the inclusion of Kintera, revenue decreased by 6% and 5% when comparing the second quarter of 2009 and the first six months of 2009 to the same periods in 2008, respectively. Further, when removing the impact of foreign currency translation, revenue decreased by 4% and 2% when comparing the second quarter of 2009 and the first six months of 2009 to the same periods in 2008, respectively.

Through the first six months of 2009, our selling environment has remained challenging as difficult and uncertain economic conditions continued to put pressure on the spending of many organizations in the nonprofit industry. Revenues associated with our perpetual license offerings and related services decreased compared with the same period in 2008 as a result of these economic conditions and reduced market demand for these offerings. However, during the second quarter of 2009 and the first six months of 2009 compared to the same periods in 2008, our recurring revenue, which is comprised of maintenance services and subscription offerings, continued to experience growth. Revenue from maintenance services and subscription offerings, which represents approximately 60% of our revenue on a combined basis, grew 31%. Approximately 20 percentage points of the 31% revenue growth is attributable to the inclusion of Kintera, for the quarter and six months ended June 30, 2009 compared with the same periods in 2008. Our business has increasingly evolved towards product sales on a subscription offering basis over the past several years and we believe this trend will continue in the future.

In the first six months of 2009, we have focused on closely managing our operating expenses and achieving our targeted level of profitability. Income from operations for the second quarter and the first six months of 2009 decreased by approximately $3.8 million and $7.2 million compared to the same periods in 2008, respectively. The decrease in income from operations is primarily attributable to an increase in stock-based compensation expense, amortization expense associated with intangible assets from our recent acquisitions, research and development expense to support our continuing product investment, and higher operating costs as a result of our acquisition of Kintera.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

We ended the second quarter of 2009 with cash and cash equivalents totaling $18.6 million and outstanding borrowings on our credit facility of $40.5 million. During the first six months of 2009, we generated $34.5 million in cash flow from operations out of which we paid $8.8 million in dividends and repaid $18.5 million on our credit facility. Additionally, cash flow from operations allowed us to increase our cash and cash equivalents by $2.2 million.

We expect to continue to face a challenging economic environment through the remainder of 2009 as we expect that our existing and prospective customers will continue to exercise caution in expenditure decisions. However, we plan to continue to focus on expanding market share, selectively investing in our growth initiatives and strengthening our leadership position. In this environment, we will continue to focus on controlling and, as necessary, reducing the costs and expenses of our operations to achieve our targeted level of profitability.

Results of operations

Comparison of the three and six months ended June 30, 2009 and 2008

During 2008 and 2009 we acquired the following companies at the indicated dates:

•	Kintera, Inc. (Kintera) – July 8, 2008

•	RLC Customer Centric Technology B.V. (RLC) – April 29, 2009

The results of operations of Kintera and RLC are included in our consolidated results of operations from the date of their respective acquisition as noted above, which impacts the comparability of our results of operations when comparing 2009 to 2008. We have noted in the discussion below, to the extent meaningful, the impact of the inclusion of Kintera and/or RLC on our results of operations.

Revenue

The table below compares revenue from our statements of operations for the three and six months ended June 30, 2009 with the same periods in 2008.

	Three months ended June 30,				Six months ended June 30,

(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

License fees	$5.8	$9.6	$(3.8)	(40)%	$13.2	$19.2	$(6.0)	(31)%
Services	22.5	25.3	(2.8)	(11)%	43.6	48.9	(5.3)	(11)%
Maintenance	28.8	26.4	2.4	9%	56.8	51.8	5.0	10%
Subscriptions	17.8	9.0	8.8	98%	34.5	17.8	16.7	94%
Other	1.5	2.2	(0.7)	(32)%	3.1	4.2	(1.1)	(26)%

Total revenue	$76.4	$72.5	$3.9	5%	$151.2	$141.9	$9.3	7%

Total revenue increased $3.9 million, or 5%, in the second quarter of 2009 compared to the same period in 2008. Excluding the increase in revenue attributable to the inclusion of Kintera of $8.4 million, revenue decreased by $4.5 million, or 6%. The organic decrease in revenue, in the second quarter of 2009 is primarily due to decreases in license fees and services revenue, partially offset by an increase in revenue from our subscription offerings. We also experienced growth in revenue from new maintenance contracts associated with new license agreements and existing client increases.

Total revenue increased $9.3 million, or 7%, in the first six months of 2009 compared to the same period in 2008. Excluding the increase in revenue attributable to the inclusion of Kintera of $16.1 million, revenue decreased by $6.8 million, or 5%. The organic decrease in revenue is primarily due to decreases in license fees and services revenue, partially offset by an increase in subscription revenue. The increase in subscription revenue is principally due to an increase in demand for our hosting services and online data services.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

During the second quarter and the first six months of 2009, revenue attributable to the inclusion of RLC was $0.4 million.

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

License fees

	Three months ended June 30,				Six months ended June 30,

(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

License fee revenue	$5.8	$9.6	$(3.8)	(40)%	$13.2	$19.2	$(6.0)	(31)%
Direct controllable cost of license fees	0.9	0.8	0.1	13%	1.7	1.5	0.2	13%

Segment income	$4.9	$8.8	$(3.9)	(44)%	$11.5	$17.7	$(6.2)	(35)%

Segment margin %	84%	92%			87%	92%

Revenue from license fees is derived from the sale of our software products under a perpetual license agreement. The decrease in license fee revenue in the second quarter and the first six months of 2009, compared to the same periods in 2008, is principally attributable to longer sales cycle times, delays and postponement of purchasing decisions and overall caution exercised by existing and prospective customers as a result of continued challenges posed by the overall economic environment.

During the second quarter of 2009, license fee revenue decreased by $3.8 million when compared to the same period in 2008. Revenue from both license fees to new customers and sales to existing clients decreased by $1.9 million each.

During the first six months of 2009, license fee revenue decreased by $6.0 million when compared to the same period in 2008. Revenue from license fees to new customers decreased $1.3 million and sales to existing clients decreased by $4.7 million. Additionally, during the first six months of 2009, revenue related to our eCRM offering grew by $1.8 million which was offset by decreases in our core perpetual license product offerings of $7.5 million and other products of $0.3 million.

Direct controllable cost of license fees is principally comprised of third-party software royalties and variable reseller commissions. Cost of license fees in the second quarter and the first six months of 2009 compared to the same periods in 2008 increased primarily due to increases in our third-party software costs.

The decrease in segment margin in the second quarter and first six months of 2009 compared to the same periods in 2008 is the result of a decrease in sales of software while our third-party software costs increased slightly.

Consulting and education services

	Three months ended June 30,				Six months ended June 30,

(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Consulting and education services revenue	$17.4	$20.2	$(2.8)	(14)%	$33.5	$39.5	$(6.0)	(15)%
Direct controllable cost of consulting and education services	10.6	10.5	0.1	1%	21.8	21.6	0.2	1%

Segment income	$6.8	$9.7	$(2.9)	(30)%	$11.7	$17.9	$(6.2)	(35)%

Segment margin %	39%	48%			35%	45%

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

During the second quarter 2009, consulting and education services revenue decreased $2.8 million as compared to the same period in 2008. Included in consulting and education services revenue in the second quarter of 2009 is $0.4 million of revenue attributable to the inclusion of Kintera. Additionally, $0.1 million of revenue attributable to RLC is included in the consulting and education services revenue for the second quarter of 2009. Excluding the impact of Kintera and RLC, consulting and education services revenue decreased $3.3 million in second quarter 2009 as compared to the same period in 2008. The decrease in revenue is principally the result of decreased volume of consulting, installation and implementation services delivered for our core software products and decreased demand for training services as existing and prospective customers continue to experience budgetary constraints associated with the challenges posed by the overall economic environment. To a lesser extent, the decrease in revenue is attributable to a reduction in the rates we charge as a result of a higher level of discounts offered on our service offerings during the second quarter of 2009 compared to the same period in 2008. During the second quarter these decreases of $5.3 million were partially offset by an increase of $2.0 million in consulting services associated with our new eCRM product offering and our internet-based products.

During the first six months of 2009, consulting and education services revenue decreased $6.0 million as compared to the same period in 2008. Included in consulting and education services revenue in the first six months of 2009 is $0.6 million of revenue attributable to the inclusion of Kintera. Additionally, $0.1 million of revenue attributable to RLC is included in the consulting and education services revenue for the first six months of 2009. Excluding the impact of the inclusion of Kintera and RLC, consulting and education services revenue decreased $6.7 million in the first six months of 2009 as compared to the same period in 2008. The decrease in revenue is principally the result of decreased volume of consulting, installation and implementation services delivered for our core software products and decreased demand for training services as existing and prospective customers continue to experience budgetary constraints associated with the challenges posed by the overall economic environment. To a lesser extent, the decrease in revenue is attributable to a reduction in the rates we charge as a result of a higher level of discounts offered on our service offerings during the first six months of 2009 compared to the same period in 2008. During the first six months of 2009, these decreases of $10.6 million were partially offset by an increase of $3.9 million in consulting services associated with our new eCRM product offering and our internet-based products.

Cost of consulting and education services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals and other costs incurred in providing consulting, installation and implementation services and customer training.

During the second quarter 2009, cost of consulting and education services increased by $0.1 million. Additional headcount and other costs attributable to the inclusion of Kintera represented $0.9 million of the increase in cost of consulting and education services. In addition, costs attributable to RLC were $0.1 million for the second quarter of 2009. Excluding the impact of the inclusion of Kintera and RLC, cost of consulting and education services decreased by $0.9 million in the second quarter of 2009 compared to the same period in 2008. Human resource costs decreased by $0.2 million due to a reduction in headcount, and travel-related expenses, recruiting and other costs decreased $0.7 million.

During the first six months of 2009, cost of consulting and education services increased by $0.2 million. Additional headcount and other costs attributable to the inclusion of Kintera represented $1.8 million of the increase in cost of consulting and education services. In addition, costs attributable to RLC were $0.1 million for the first six months of 2009. During the first six months of 2009, excluding the impact of the inclusion of Kintera and RLC, cost of consulting and education services decreased by $1.7 million compared to the same period in 2008. Human resource costs decreased by $0.7 million due to a reduction in headcount, and travel-related expenses, recruiting and other costs decreased $1.0 million.

The segment margin decrease in the second quarter and first six months of 2009 compared to the same periods in 2008 is principally due to the decrease in demand for consulting and education services while the cost of consulting and education services remained relatively flat.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Analytic services

	Three months ended June 30,				Six months ended June 30,
(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Analytic services revenue	$5.1	$5.1	$-	0%	$10.1	$9.4	$0.7	7%
Direct controllable cost of analytic services	2.5	2.1	0.4	19%	5.1	4.4	0.7	16%

Segment income	$2.6	$3.0	$(0.4)	(13)%	$5.0	$5.0	$-	0%

Segment margin %	51%	59%			50%	53%

Analytic services are comprised of donor prospect research, selling lists of potential donors, benchmarking studies and data modeling services. These services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product enables the customer to more effectively target its fundraising activities.

During the second quarter 2009, analytic services revenue remained unchanged when compared to the same period in 2008. Included in analytic services revenue in the second quarter of 2009 is $0.3 million of revenue attributable to the inclusion of Kintera. Excluding the impact of the inclusion of Kintera, analytic services revenue decreased $0.3 million in the second quarter of 2009 as compared to the same period in 2008. The rates charged for our analytic services have remained relatively constant year over year and, as such, the remaining decrease in analytic services revenue is principally the result of the decreased volume of services provided.

During the first six months of 2009, analytic services revenue increased by $0.7 million when compared to the same period in 2008. Included in analytic services revenue in the first six months of 2009 is $0.8 million of revenue attributable to the inclusion of Kintera. Excluding the impact of the inclusion of Kintera, analytic services revenue decreased $0.1 million in the first six months of 2009 as compared to the same period in 2008. The rates charged for our analytic services have remained relatively constant year over year and, as such, the remaining decrease in analytic services revenue is principally the result of the decreased volume of services provided.

Cost of analytic services is primarily comprised of human resource costs and data expense incurred to perform analytic services. The increase in cost of analytic services for the second quarter of 2009 and the first six months of 2009 compared to the same periods in 2008 is primarily attributable to human resource costs associated with additional headcount and other costs attributable to the inclusion of Kintera.

The decrease in analytic services margin in the second quarter and first six months of 2009 compared to the same periods in 2008 is primarily due to a decrease in demand for our analytic services while the cost of analytic services slightly increased.

Maintenance

	Three months ended June 30,				Six months ended June 30,
(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Maintenance revenue	$28.8	$26.4	$2.4	9%	$56.8	$51.8	$5.0	10%
Direct controllable cost of maintenance	4.0	3.6	0.4	11%	7.7	7.3	0.4	5%

Segment income	$24.8	$22.8	$2.0	9%	$49.1	$44.5	$4.6	10%

Segment margin %	86%	86%			86%	86%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support.

During the second quarter 2009, maintenance revenue increased $2.4 million when compared to the same period in 2008. Included in maintenance revenue in the second quarter of 2009 is $1.4 million of revenue attributable to the inclusion of Kintera. Additionally, $0.1 million of revenue attributable to RLC is included in maintenance revenue for the second quarter of 2009. Excluding the impact of the inclusion of Kintera and RLC, maintenance revenue increased $0.9 million in the second quarter of 2009 as compared to the same period in 2008. The increase of $0.9 million is comprised of $1.4 million from new maintenance contracts with new customers associated with new license agreements and increases in contracts with existing customers and $1.0 million from maintenance contract inflationary rate adjustments, offset by $1.5 million of maintenance contracts that were not renewed.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

During the first six months of 2009, maintenance revenue increased $5.0 million when compared to the same period in 2008. Included in maintenance revenue in the first six months of 2009 is $2.8 million of revenue attributable to the inclusion of Kintera. Additionally, $0.1 million of revenue attributable to RLC is included in maintenance revenue for the first six months of 2009. Excluding the impact of the inclusion of Kintera and RLC, maintenance revenue increased $2.1 million in the first six months of 2009 as compared to the same period in 2008. The increase of $2.1 million is comprised of $3.0 million of new maintenance with new customers associated with new license agreements and increases in contracts with existing customers and $1.8 million from maintenance contract inflationary rate adjustments, offset by $2.7 million of maintenance contracts that were not renewed.

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs and other costs incurred in providing support and related services to our customers. The increase in cost of maintenance in the second quarter and first six months of 2009 compared to the same periods in 2008 is principally the result of an increase in human resources costs attributable to additional headcount associated with Kintera.

The maintenance segment margin remained unchanged during the second quarter and first six months of 2009 compared to the same periods in 2008.

Subscriptions

	Three months ended June 30,				Six months ended June 30,
(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Subscriptions revenue	$17.8	$9.0	$8.8	98%	$34.5	$17.8	$16.7	94%
Direct controllable cost of subscriptions	5.5	3.0	2.5	83%	10.7	5.8	4.9	84%

Segment income	$12.3	$6.0	$6.3	105%	$23.8	$12.0	$11.8	98%

Segment margin %	69%	67%			69%	67%

Revenue from subscriptions is principally comprised of revenue from providing hosting services and access to hosted applications, access to certain data services and our online subscription training offerings.

Subscriptions revenue increased $8.8 million during the second quarter 2009 as compared to the same period in 2008. Included in subscriptions revenue in the second quarter of 2009 is $6.2 million of revenue attributable to the inclusion of Kintera’s revenue from hosted applications. Excluding the impact of Kintera, subscription revenue increased $2.6 million in the second quarter 2009 as compared to the same period in 2008. The increase of $2.6 million is attributable to organic growth from increased demand for hosting services and other online data services.

Subscriptions revenue increased $16.7 million during the first six months of 2009 as compared to the same period in 2008. Included in subscriptions revenue in the first six months of 2009 is $11.7 million of revenue attributable to the inclusion of Kintera’s revenue from hosted applications. Excluding the impact of Kintera, subscription revenue increased $5.0 million in the first six months of 2009 as compared to the same period in 2008. The increase of $5.0 million is attributable to organic growth from increased demand for hosting services and other online data services.

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, and other costs incurred in providing support and services to our customers.

During the second quarter 2009, cost of subscriptions increased by $2.5 million when compared to the same period in 2008. Additional headcount and increases in data expense, hosting and other costs attributable to the inclusion of Kintera represented $2.0 million of the increase in costs of subscriptions. Excluding the impact of the inclusion of Kintera, cost of subscriptions increased by $0.5 million in the second quarter of 2009 compared to the same period in 2008. The increase of $0.5 million in cost of subscriptions is principally due to an increase in data expense, hosting and other costs.

During the first six months of 2009, cost of subscriptions increased by $4.9 million when compared to the same period in 2008. Additional headcount and increases in data expense, hosting and other costs attributable to the inclusion of Kintera represented $4.0 million of the increase in costs of subscriptions. Excluding the impact of the inclusion of Kintera, cost of subscriptions increased by $0.9 million in the first six months of 2009 compared to the same period in 2008. The increase of $0.9 million in cost of subscriptions is principally due to an increase in data expense, hosting and human resource costs.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

The increase in subscriptions segment margin during the second quarter and the first six months of 2009 compared to the same periods in 2008 is predominantly due to an increase in demand for our internet products and our continued focus on closely managing our operating costs.

Other revenue

	Three months ended June 30,				Six months ended June 30,
(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Other revenue	$1.5	$2.2	$(0.7)	(32)%	$3.1	$4.2	$(1.1)	(26)%
Direct controllable cost of other revenue	1.5	2.0	(0.5)	(25)%	2.9	3.8	(0.9)	(24)%

Segment income	$-	$0.2	$(0.2)	(100)%	$0.2	$0.4	$(0.2)	(50)%

Segment margin %	0%	9%			6%	10%

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue decreased in the second quarter and the first six months of 2009 primarily due to a decrease in reimbursable travel-related costs from our services businesses and a decrease in fees from user conferences.

Direct controllable cost of other revenue includes human resource costs, costs of business forms, costs of user conferences and reimbursable expense relating to the performance of services at customer locations. The decrease in the second quarter and the first six months of 2009 compared to the same periods in 2008 is due to a decrease in reimbursable expenses related to providing services at customer locations and a decrease in the costs of user conferences.

U.S. GAAP gross profit

Segment income does not include an allocation of corporate costs, stock-based compensation expense and amortization expense. The following schedule reconciles total segment income to gross profit as stated on the statements of operations.

	Three months ended June 30,				Six months ended June 30,
(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

License fees	$4.9	$8.8	$(3.9)	(44)%	$11.5	$17.7	$(6.2)	(35)%
Consulting and education services	6.8	9.7	(2.9)	(30)%	11.7	17.9	(6.2)	(35)%
Analytic services	2.6	3.0	(0.4)	(13)%	5.0	5.0	-	0%
Maintenance	24.8	22.8	2.0	9%	49.1	44.5	4.6	10%
Subscriptions	12.3	6.0	6.3	105%	23.8	12.0	11.8	98%
Other	-	0.2	(0.2)	(100)%	0.2	0.4	(0.2)	(50)%

Total segment income	$51.4	$50.5	$0.9	2%	$101.3	$97.5	$3.8	4%

Less corporate costs not allocated to segment expenses:
Stock-based compensation expense	0.6	0.5	0.1	20%	1.2	1.0	0.2	20%
Amortization of intangible assets acquired in business combinations	1.6	0.9	0.7	78%	3.1	1.8	1.3	72%
Corporate overhead costs	3.3	2.8	0.5	18%	6.6	5.7	0.9	16%

Gross profit as stated in statements of operations	$45.9	$46.3	$(0.4)	(1)%	$90.4	$89.0	$1.4	2%

Gross margin %	60%	64%			60%	63%

Stock-based compensation expense and amortization expense are analyzed separately following the operating expenses section.

Allocated corporate overhead costs are comprised of depreciation, facilities and IT support costs. The increase in corporate overhead costs allocated to cost of revenue during the second quarter of 2009 and the first six months of 2009 is primarily attributable to the increase in facilities costs associated with the inclusion of Kintera.

Operating expenses

The operating expenses analyzed below are presented on a non-GAAP basis; that is, they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed, in total, in the section following the operating expense analysis.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Sales and marketing

	Three months ended June 30,				Six months ended June 30,
(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Sales and marketing expense excluding stock-based compensation	$14.8	$15.4	$(0.6)	(4)%	$30.5	$30.3	$0.2	1%
Add: Stock-based compensation	0.3	0.3	-	0%	0.7	0.6	0.1	17%

Sales and marketing expense	$15.1	$15.7	$(0.6)	(4)%	$31.2	$30.9	$0.3	1%

% of revenue (excluding stock-based compensation)	19%	21%			20%	21%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs.

During the second quarter of 2009, sales and marketing expense decreased $0.6 million when compared to the same period in 2008. Included in sales and marketing expense in the second quarter of 2009 is $1.3 million of human resource and other costs attributable to the inclusion of Kintera. Excluding the sales and marketing expense attributable to Kintera, sales and marketing expense decreased $1.9 million. The remaining decrease of $1.9 million is primarily attributable to decreases in human resource costs of $0.5 million, commission expense of $0.5 million and $0.9 million of travel-related expenses and other sales and marketing related costs.

During the first six months of 2009, sales and marketing expense increased $0.2 million when compared to the same period in 2008. Included in sales and marketing expense in the first six months of 2009 is $2.8 million of human resource and other costs attributable to the inclusion of Kintera. Excluding the sales and marketing expense attributable to Kintera, sales and marketing expense decreased $2.6 million. The remaining decrease of $2.6 million is primarily attributable to decreased human resource costs of $0.3 million, commission expense of $1.0 million and a reduction in travel-related expenses and other sales and marketing related costs of $1.3 million.

Human resource, travel-related and other costs decreased in both periods as a result of our focus on closely managing our operating expenses during the first six months of 2009. Commission expense in both periods decreased due to lower commissionable sales.

As a percentage of revenue, sales and marketing expense in the second quarter and the first six months of 2009 decreased compared to the same periods in 2008, principally due to a decrease in commission expense associated with the decline in license fees and services revenue and a decrease in travel-related expenses.

Research and development

	Three months ended June 30,				Six months ended June 30,
(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Research and development expense excluding stock-based compensation	$10.6	$8.1	$2.5	31%	$21.4	$16.4	$5.0	30%
Add: Stock-based compensation	0.7	0.5	0.2	40%	1.4	1.0	0.4	40%

Research and development expense	$11.3	$8.6	$2.7	31%	$22.8	$17.4	$5.4	31%

% of revenue (excluding stock-based compensation)	14%	11%			14%	12%

Research and development expenses include human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. Research and development costs increased during the second quarter and the first six months of 2009 principally due to an increase in headcount associated with our increased investment in our products.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

During the second quarter of 2009, research and development costs increased $2.5 million when compared to the same period in 2008. The increase in research and development costs attributable to human resource costs was $2.2 million, of which $1.6 million is due to the inclusion of Kintera. The remaining increase of $0.3 million is attributable to higher allocated costs.

During the first six months of 2009, research and development costs increased $5.0 million when compared to the same period in 2008. The increase in research and development costs attributable to an increase in human resource costs was $4.5 million, of which $3.2 million is due to the inclusion of Kintera. Further increases of $0.6 million are attributable to higher allocated costs, partially offset by decreased recruiting costs of $0.1 million.

Research and development expense as a percentage of revenue increased in the second quarter 2009 and the first six months of 2009 compared to the same periods in 2008 primarily due to an increased investment in our product initiatives.

General and administrative

	Three months ended June 30,				Six months ended June 30,
(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

General and administrative expense excluding stock-based compensation	$7.1	$6.3	$0.8	13%	$14.6	$12.4	$2.2	18%
Add: Stock-based compensation	1.4	1.0	0.4	40%	2.9	2.1	0.8	38%

General and administrative expense	$8.5	$7.3	$1.2	16%	$17.5	$14.5	$3.0	21%

% of revenue (excluding stock-based compensation)	9%	9%			10%	9%

General and administrative expense consists primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, and other administrative expenses.

During the second quarter of 2009 and the first six months of 2009 compared to the same periods in 2008, the increase in general and administrative expense was primarily due to an increase in human resource costs attributed to the inclusion of Kintera. Excluding the costs attributable to Kintera, general and administrative expense decreased by $0.1 million for the second quarter 2009 and remained unchanged for the first six months of 2009 compared to the same periods in 2008.

As a percentage of revenue, general and administrative costs increased by one percentage point in the first six months of 2009 compared to the same period in 2008 due to the increased headcount associated with the acquisition of Kintera.

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

Our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 include the amounts of stock-based compensation illustrated below:

	Three months ended June 30,				Six months ended June 30,

(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Included in cost of revenue:
Cost of services	$0.4	$0.3	$0.1	33%	$0.7	$0.7	$-	- %
Cost of maintenance	0.1	0.1	-	- %	0.3	0.2	0.1	50%
Cost of subscriptions	0.1	0.1	-	- %	0.2	0.1	0.1	100%

Total included in cost of revenue	0.6	0.5	0.1	20%	1.2	1.0	0.2	20%
Included in operating expenses:
Sales and marketing	0.3	0.3	-	- %	0.7	0.6	0.1	17%
Research and development	0.7	0.5	0.2	40%	1.4	1.0	0.4	40%
General and administrative	1.4	1.0	0.4	40%	2.9	2.1	0.8	38%

Total included in operating expenses	2.4	1.8	0.6	33%	5.0	3.7	1.3	35%

Total	$3.0	$2.3	$0.7	30%	$6.2	$4.7	$1.5	32%

Stock-based compensation is comprised of expense from common stock awards, stock options, restricted stock awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,				Six months ended June 30,

(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Stock-based compensation from:
Common stock	$0.2	$-	$0.2	- %	$0.7	$-	$0.7	- %
Stock options	0.1	0.3	(0.2)	(67) %	0.1	0.7	(0.6)	(86) %
Restricted stock awards	2.1	1.5	0.6	40%	4.2	3.1	1.1	35%
Stock appreciation rights	0.6	0.5	0.1	20%	1.2	0.9	0.3	33%

Total stock-based compensation	$3.0	$2.3	$0.7	30%	$6.2	$4.7	$1.5	32%

During the second quarter and the first six months of 2009, we expensed $0.2 million and $0.7 million, respectively, related to compensation and incentive arrangements payable in common stock associated with business acquisitions completed in 2007 and 2008. The decrease in compensation expense from stock options for the second quarter and the first six months of 2009 compared to the same periods in 2008 is the result of using the accelerated method for recognizing stock-based compensation expense associated with stock options, which results in the recognition of more expense in the earlier periods of vesting when compared with the straight-line method. We have not granted stock options since 2005 and all historical awards will be fully vested by the end of 2009.

Stock-based compensation expense from restricted stock awards and stock appreciation rights increased in the second quarter and the first six months of 2009 compared to the same periods in 2008 due to the issuance of additional grants in the second half of 2008, partially offset by the vesting of grants issued in prior years.

The total amount of compensation costs related to non-vested awards not yet recognized was $21.8 million as of June 30, 2009. This amount will be recognized as expense over a weighted average period of 1.7 years.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Amortization

We allocated amortization expense to cost of revenue according to the nature of the respective identifiable intangible asset and to the extent it is directly associated with revenue. Amortization expense included in our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 is illustrated below:

	Three months ended June 30,				Six months ended June 30,

(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Included in cost of revenue:
Cost of license fees	$0.1	$0.1	$-	- %	$0.2	$0.1	$0.1	100%
Cost of services	0.4	0.3	0.1	33%	0.7	0.7	-	- %
Cost of maintenance	0.3	0.1	0.2	200%	0.6	0.2	0.4	200%
Cost of subscriptions	0.8	0.4	0.4	100%	1.6	0.8	0.8	100%
Cost of other revenue	-	-	-	- %	-	-	-	- %

Total included in cost of revenue	1.6	0.9	0.7	78%	3.1	1.8	1.3	72%
Included in operating expenses	0.2	0.2	-	- %	0.4	0.3	0.1	33%

Total	$1.8	$1.1	$0.7	$64%	$3.5	$2.1	$1.4	$67%

The increase in amortization expense for the second quarter and the first six months of 2009 compared to the same periods in 2008 is directly attributable to the acquisition of Kintera in July 2008, which resulted in the recognition of $17.0 million in identifiable intangible assets.

Interest expense

Interest expense was $0.3 million in the second quarter of 2009 compared with $0.1 million in the same period in 2008. Interest expense was $0.7 million in the first six months of 2009 compared with $0.2 million in the same period in 2008. These increases are directly related to the greater amount and duration of borrowing outstanding under our credit facility during the first half of 2009 compared to 2008.

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. The 2009 estimated annual effective tax rate of 38.2%, which excludes period-specific items, was applied as the effective rate for the six months ended June 30, 2009. Our actual effective rate for the each of the quarters ended June 30, 2009 and 2008 was 38.1%. Our actual effective rates for each of the six months ended June 30, 2009 and 2008 were 40.4% and 37.8%, respectively. The higher effective rate in the first six months of 2009 was attributable to a decrease in the amount of benefit we were able to recognize for certain state income tax credits, partially offset by a correction of an immaterial prior period error which reduced income tax expense by $0.4 million.

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

The total unrecognized tax benefit that, if recognized, would have impacted our effective rate as of June 30, 2009 and December 31, 2008 was $0.2 million. As of June 30, 2009 and December 31, 2008, the total amount of accrued interest and penalties included in the consolidated balance sheets was $0.2 million.

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

Liquidity and capital resources

At June 30, 2009, cash and cash equivalents totaled $18.6 million, compared to $16.4 million at December 31, 2008. The $2.2 million increase in cash and cash equivalents during the first six months of 2009 is principally the result of generating $34.5 million of cash from operations offset by $18.5 million in debt repayments on our credit facility, $8.8 million in dividends paid to stockholders and $2.3 million used to acquire RLC.

Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance, support and subscription agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures, pay dividends and repay any outstanding debt that is due. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock.

At June 30, 2009, outstanding borrowings under our credit facility were $40.5 million. We have drawn on our credit facilities from time to time to help us meet short-term financial needs, such as business acquisitions and share repurchases. Under our credit facility, we may elect not more than twice over the five-year term of the agreement to increase the aggregate amount available up to $50.0 million. We exercised one of these options for an additional $15.0 million in June 2008, which increased our aggregate amount available to $90.0 million. We believe our credit facility provides us with the financial flexibility that we need because of its size and terms. During the first six months of 2009, we were focused on generating cash flow from operations to allow us to maintain our cash and cash equivalents balance to a desired level of liquidity and repay borrowings. We plan to continue to focus on generating cash flow from operations during the remainder of 2009, which should enable us to maintain our desired level of liquidity to preserve financial flexibility, while also reducing our debt balance.

Operating cash flow

Net cash provided by operating activities for the first six months of 2009 of $34.5 million increased $13.1 million when compared to the same period in 2008. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax; and (iii) changes in our working capital.

Working capital changes that impact the statement of cash flows are in accounts receivable, other current assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Net collections of accounts receivable and the change in deferred revenue represented a net increase of $5.2 million in the first six months of 2009 and a net decrease of $7.7 million in the first six months of 2008 in cash associated with working capital changes. The increase in cash associated with these working capital changes is principally due to a difference in the timing of maintenance billings when comparing 2009 to 2008. In the second quarter 2008, a substantial portion of customer billings were delayed in timing due to our conversion to a new accounting system in April 2008. Changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets represented a net increase of $0.5 million in the first six months of 2009 and a net decrease of $1.3 million in the first six months of 2008 in cash associated with working capital changes. The primary driver of the decrease in the net cash outflow associated with these accounts is fluctuations in the timing of vendor and income taxes payments.

Investing cash flow

Net cash used in investing activities in the first six months of 2009 was $4.9 million compared to $5.9 million in the same period in 2008. The decrease in cash used for investing activities was principally due to a decrease in payments related to business acquisitions and property and equipment. We invested $2.3 million in the acquisition of RLC during the first six months of 2009. In the first six months of 2008, $2.9 million of cash was used for payment of contingent purchase price obligations under arrangements associated with historical acquisitions, including the Target Companies and Campagne. In addition, we invested $2.7 million in property and equipment in the first six months of 2009 compared to $3.0 million in the same period in 2008.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Financing cash flow

Net cash used in financing activities for the first six months of 2009 was $27.3 million compared to $20.3 million in the same period in 2008. The increase in cash used in financing activities for the first six months of 2009 is primarily due to the repayment of borrowings under our credit facility. In the first six months of 2008, we borrowed funds which were principally used to repurchase our stock. These amounts partially offset each other when determining the cash used in or generated from financing activities.

Commitments and contingencies

As of June 30, 2009, we had $42.3 million of outstanding debt and future minimum lease commitments of $71.5 million as follows (amounts in millions):

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$ 71.1	$ 4.2	$ 13.0	$ 10.2	$ 43.7
Capital leases	0.4	0.2	0.2	-	-
Debt and interest	42.8	42.0	0.8	-	-

Total	$ 114.3	$ 46.4	$ 14.0	$ 10.2	$ 43.7

Our commitments related to operating leases as shown above have not been reduced by the future minimum lease commitments under sublease agreements that expire in 2010. The outstanding debt of $40.5 million under our credit facility is reflected in the table above as a commitment for less than one year based on the maturities of the underlying individual borrowings. However, we have the ability to extend the maturities of these borrowings by rolling them into new borrowings with the same or longer maturities through the expiration of the credit facility in July 2012.

Included in the table above is interest expense of $0.5 million. The actual interest expense recognized in our consolidated statements of operations will depend on the amount of debt, interest rate and length of time the debt is outstanding, which could be different from our assumptions used in the table above.

As of June 30, 2009, we had accrued an estimate of $0.2 million related to contingent consideration in connection with the acquisition of RLC. Please refer to Note 3 in our notes to the consolidated financial statements for further information. We are unable to determine the actual amount, if any, for which this liability will be settled, and accordingly, we have not included this amount in the table above.

As of June 30, 2009, we had accrued $0.3 million of state taxes and $0.2 million of interest and penalties related to uncertain tax positions taken in current and prior years. Please refer to Note 10 in our notes to the consolidated financial statements for further information. We are unable to determine the period in which these liabilities will be settled, and accordingly, we have not included these amounts in the table above.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitments under these arrangements at June 30, 2009 are $1.6 million through 2012. We incurred expense under these arrangements of $0.9 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and $1.9 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively.

In February 2009, our Board of Directors approved our annual dividend of $0.40 per share for 2009. Dividends at the annual rate would aggregate to $17.6 million, assuming 44 million shares of common stock are outstanding. Our ability to continue to declare and pay dividends may be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate operating cash flow.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Off-balance sheet arrangements

We do not believe we currently have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Foreign currency exchange rates

Approximately 12% of our total net revenue for the six-month period ended June 30, 2009 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.2 million and $0.9 million at June 30, 2009 and at December 31, 2008, respectively.

The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K. subsidiary, Australian subsidiary and Netherlands subsidiary are generally denominated in pounds sterling, Australian dollar and euro, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our reported revenues and expenses denominated in non-U.S. currencies. Recently, the U.S. dollar has strengthened against many non-U.S. currencies, including the British pound and Canadian dollar. As a result, the foreign currency translation has since resulted in a decrease in our reported revenues and expenses denominated in non-U.S. currencies. Though we do not believe our increased exposure to currency exchange rates have had a material impact on our results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.

Cautionary statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

Statements contained in this Form 10-Q that are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include general economic risk; lengthy sales and implementation cycles, particularly in larger organizations; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; risk associated with successful implementation of multiple integrated software products; management of integration of recently acquired companies and other risks associated with acquisitions; the ability to attract and retain key personnel; risks related to our dividend policy and stock repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by the credit facility; risks associated with management of growth; technological changes that make our products and services less competitive; and the other risk factors set forth from time to time in our other SEC filings. For more detail, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and qualitative disclosures about market risk

We have market rate sensitivity for interest rates and foreign currency exchange rates. Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk

Blackbaud, Inc.

through a combination of short-term and long-term borrowings and a mix between borrowings indexed at prime, federal funds and LIBOR rates. Due to the nature of our short-term investments and debt, we have concluded that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of “Management’s discussion and analysis of financial condition and results of operations” in this report.

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

Changes in internal control over financial reporting

As previously reported and as further discussed in our Annual Report on Form 10-K dated December 31, 2008, we acquired Kintera on July 8, 2008. Management is in the process of assessing and integrating internal control over financial reporting for the acquisition. No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Blackbaud, Inc.

PART II. OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds

The following table provides information about shares of common stock repurchased during the three months ended June 30, 2009 under our stock repurchase program, as well as common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, April 1, 2009				$30,770
April 1, 2009 through April 30, 2009	-	-	-	$30,770
May 1, 2009 through May 31, 2009	636	$14.98	-	$30,770
June 1, 2009 through June 30, 2009	133	$15.39	-	$30,770
Total	769	$15.05	-	$30,770

(1)	During the period, there were no shares repurchased. The shares represent shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock.

Item 4.	Submission of matters to a vote of security holders

Our stockholders voted on three items at the 2009 Annual Meeting of Stockholders held on June 16, 2009:

1.	The election of two Class B directors for a three-year term expiring in 2012;

2.	The approval of our Amended and Restated Certificate of Incorporation; and

3.	The approval of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

The nominees for directors were elected based upon the following votes:

Nominee	Votes for	Votes withheld
George H. Ellis	41,089,612	151,375
Andrew M. Leitch	41,089,059	151,928

Marc E. Chardon and John P. McConnell continued their terms as Class C directors, with terms expiring in 2010, and Timothy Chou, Marco W. Hellman and Carolyn Miles continued their terms as Class A directors, with terms expiring in 2011.

Our Amended and Restated Certificate of Incorporation was approved as follows:

Votes for	Votes against	Abstentions	Broker non-votes
29,608,944	8,706,133	912,384	2,013,526

Blackbaud, Inc.

PART II. OTHER INFORMATION

The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm was approved as follows:

Votes for	Votes against	Abstentions
41,133,402	71,613	35,971

Item 6.	Exhibits

Exhibits:

10.42*	Share Purchase Agreement between RLC Group B.V., as the Seller, and Blackbaud, Inc., as the Purchaser.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: August 7, 2009	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer