Form 10-Q
period 2009-09-30
BLACKBAUD INC
filed 2009-11-06
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of the registrant’s Common Stock outstanding as of October 28, 2009 was 44,159,781.

BLACKBAUD, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial statements
	Consolidated balance sheets as of September 30, 2009 and December 31, 2008 (unaudited)	1
	Consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (unaudited)	2
	Consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the nine months ended September 30, 2009 and the year ended December 31, 2008 (unaudited)	4
	Notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	18
Item 3.	Quantitative and qualitative disclosures about market risk	31
Item 4.	Controls and procedures	32

PART II. OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds	33
Item 6.	Exhibits	33

Signatures
Exhibit – 31.1
Exhibit – 31.2
Exhibit – 32.1
Exhibit – 32.2

PART I- FINANCIAL INFORMATION

Item 1.	Financial statements

Blackbaud, Inc.

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	September 30, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$22,238	$16,361
Donor restricted cash	16,493	12,363
Accounts receivable, net of allowance of $2,911 and $2,777 at September 30, 2009 and December 31, 2008, respectively	51,266	52,554
Prepaid expenses and other current assets	21,978	17,281
Deferred tax asset, current portion	6,745	6,858

Total current assets	118,720	105,417
Property and equipment, net	19,287	21,384
Deferred tax asset	61,096	64,762
Goodwill	74,208	73,615
Intangible assets, net	43,815	48,171
Other assets	530	537

Total assets	$317,656	$313,886

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$7,085	$7,023
Accrued expenses and other current liabilities	26,371	21,758
Donations payable	16,493	12,363
Capital lease obligations, current portion	230	384
Debt, current portion	18,642	60,049
Deferred revenue	128,168	113,802

Total current liabilities	196,989	215,379
Capital lease obligations, noncurrent	57	203
Long-term debt, net of current portion	420	1,288
Deferred revenue, noncurrent	5,449	5,838
Other noncurrent liabilities	1,386	670

Total liabilities	204,301	223,378

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized, 51,683,679 and 51,269,081 shares issued at September 30, 2009 and December 31, 2008, respectively	52	51
Additional paid-in capital	132,324	116,846
Treasury stock, at cost; 7,536,337 and 7,494,466 shares at September 30, 2009 and December 31, 2008, respectively	(131,265)	(130,594)
Accumulated other comprehensive loss	(164)	(899)
Retained earnings	112,408	105,104

Total stockholders’ equity	113,355	90,508

Total liabilities and stockholders’ equity	$317,656	$313,886

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2009	2008	2009	2008

Revenue
License fees	$ 5,919	$ 8,099	$ 19,123	$ 27,337
Services	22,818	27,076	66,412	75,988
Maintenance	29,742	27,411	86,574	79,212
Subscriptions	19,190	15,547	53,686	33,342
Other revenue	1,536	1,965	4,566	6,157

Total revenue	79,205	80,098	230,361	222,036

Cost of revenue
Cost of license fees	987	1,011	2,871	2,660
Cost of services	15,269	16,703	46,990	47,301
Cost of maintenance	5,498	5,363	16,078	14,662
Cost of subscriptions	7,462	6,259	21,240	13,739
Cost of other revenue	1,325	1,970	4,136	5,841

Total cost of revenue	30,541	31,306	91,315	84,203

Gross profit	48,664	48,792	139,046	137,833

Operating expenses
Sales and marketing	15,778	16,686	46,965	47,597
Research and development	11,389	10,568	34,151	27,977
General and administrative	7,420	9,848	24,872	24,387
Amortization	194	190	572	524

Total operating expenses	34,781	37,292	106,560	100,485

Income from operations	13,883	11,500	32,486	37,348
Interest income	32	219	131	418
Interest expense	(181)	(603)	(876)	(821)
Other income (expense), net	226	(152)	96	(192)

Income before provision for income taxes	13,960	10,964	31,837	36,753
Income tax provision	4,132	3,648	11,349	13,407

Net income	$ 9,828	$ 7,316	$ 20,488	$ 23,346

Earnings per share
Basic	$ 0.23	$ 0.17	$ 0.48	$ 0.54
Diluted	$ 0.22	$ 0.17	$ 0.47	$ 0.53

Common shares and equivalents outstanding
Basic weighted average shares	42,781,072	42,668,276	42,805,498	43,112,209
Diluted weighted average shares	43,826,550	43,409,941	43,493,362	43,889,859
Dividends per share	$ 0.10	$ 0.10	$ 0.30	$ 0.30

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2009	2008

Cash flows from operating activities
Net income	$20,488	$23,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,563	9,099
Provision for doubtful accounts and sales returns	2,082	4,018
Stock-based compensation expense	9,062	7,912
Excess tax benefit on exercise of stock options	(4,806)	(168)
Deferred taxes	5,896	1,837
Other non-cash adjustments	94	80
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	1,389	(12,516)
Prepaid expenses and other assets	447	(1,020)
Trade accounts payable	(198)	904
Accrued expenses and other current liabilities	2,625	(5,459)
Donor restricted cash	(4,129)	(6,343)
Donations payable	4,129	6,343
Deferred revenue	11,713	19,963

Net cash provided by operating activities	60,355	47,996

Cash flows from investing activities
Purchase of property and equipment	(3,865)	(5,577)
Purchase of net assets of acquired companies, net of cash acquired	(2,258)	(49,927)

Net cash used in investing activities	(6,123)	(55,504)

Cash flows from financing activities
Proceeds from issuance of debt	-	86,000
Proceeds from exercise of stock options	2,127	696
Excess tax benefit on exercise of stock options	4,806	168
Payments on debt	(42,275)	(27,283)
Payments of deferred financing fees	-	(47)
Payments on capital lease obligations	(300)	(427)
Purchase of treasury stock	-	(40,338)
Dividend payments to stockholders	(13,206)	(13,196)

Net cash (used in) provided by financing activities	(48,848)	5,573

Effect of exchange rate on cash and cash equivalents	493	(537)

Net increase (decrease) in cash and cash equivalents	5,877	(2,472)
Cash and cash equivalents, beginning of period	16,361	14,775

Cash and cash equivalents, end of period	$22,238	$12,303

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

(Unaudited)

				Additional		Accumulated other		Total
(in thousands, except share amounts)	Comprehensive	Common stock		paid-in	Treasury	comprehensive	Retained	stockholders’
	income	Shares	Amount	capital	stock	income (loss)	earnings	equity
Balance at December 31, 2007		50,450,675	$50	$105,687	$(85,487)	$137	$92,716	$113,103
Net income	$29,878	-	-	-	-	-	29,878	29,878
Payment of dividends	-	-	-	-	-	-	(17,497)	(17,497)
Purchase of 1,956,168 treasury shares under stock repurchase program and surrender of 106,446 shares upon restricted stock vesting	-	-	-	-	(45,107)	-	-	(45,107)
Exercise of stock options	-	126,206	1	882	-	-	-	883
Tax impact of exercise of nonqualified stock options and restricted stock vesting	-	-	-	(1,126)	-	-	-	(1,126)
Stock options assumed in acquisition	-	-	-	172	-	-	-	172
Stock-based compensation	-		-	11,231	-	-	7	11,238
Restricted stock grants	-	727,237	-	-	-	-	-	-
Restricted stock cancellations	-	(35,037)	-	-	-	-	-	-
Translation adjustment, net of tax	(1,036)	-	-	-	-	(1,036)	-	(1,036)

Comprehensive income	$28,842
Balance at December 31, 2008		51,269,081	$51	$116,846	$(130,594)	$(899)	$105,104	$90,508

Net income	$20,488	-	-	-	-	-	20,488	20,488
Payment of dividends	-	-	-	-	-	-	(13,206)	(13,206)
Surrender of 41,871 shares upon restricted stock vesting	-	-	-	-	(671)	-	-	(671)
Issuance of common stock	-	10,898	-	215	-	-	-	215
Exercise of stock options	-	380,838	1	2,126	-	-	-	2,127
Tax impact of exercise of nonqualified stock options and restricted stock vesting	-	-	-	4,484	-	-	-	4,484
Stock-based compensation	-	-	-	8,204	-	-	22	8,226
Restricted stock grants	-	59,860	-	449	-	-	-	449
Restricted stock cancellations	-	(36,998)	-	-	-	-	-	-
Translation adjustment, net of tax	735	-	-	-	-	735	-	735

Comprehensive income	$21,223
Balance at September 30, 2009		51,683,679	$52	$132,324	$(131,265)	$(164)	$112,408	$113,355

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

1. Organization

Blackbaud, Inc. (the Company), a leading global provider of software and related services designed specifically for nonprofit organizations, provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. As of September 30, 2009, the Company had approximately 22,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim financial statements

The Company prepared its interim consolidated financial statements as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The Company derived its consolidated balance sheet at December 31, 2008 from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and other forms filed with the SEC from time to time.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company evaluates subsequent events through the date the financial statements were issued, which was November 6, 2009.

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

Goodwill

The change in goodwill during the nine months ended September 30, 2009 consisted of the following:

(in thousands)

Balance at December 31, 2008	$73,615
Additions related to recent business combinations	1,682
Adjustments related to prior year business combinations	(1,446)
Effect of foreign currency translation	357

Balance at September 30, 2009	$74,208

Additions and adjustments related to business combinations are described in Note 3 to the consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2009	2008	2009	2008

Included in cost of revenue:
Cost of license fees	$95	$80	$266	$166
Cost of services	336	336	1,006	1,004
Cost of maintenance	326	370	976	566
Cost of subscriptions	807	931	2,432	1,749
Cost of other revenue	19	18	56	56

Total included in cost of revenue	1,583	1,735	4,736	3,541
Included in operating expenses	194	190	572	524

Total	$1,777	$1,925	$5,308	$4,065

Recently adopted accounting pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. The ASC is not intended to change U.S. GAAP, but significantly changes the way in which the accounting literature is organized and the way U.S. GAAP is referenced by companies in their financial statements and accounting policies. The ASC became effective in the third quarter of 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements

In October 2009, the FASB released Accounting Standards Update (ASU) 2009-13, which amends the existing criteria for separating consideration in multiple-deliverable arrangements. Arrangement that include perpetual software licenses are excluded from the scope of this ASU. ASU 2009-13 establishes a hierarchy for determining the selling price of a deliverable and requires the use of best estimate of the selling price when VSOE or third party evidence (TPE) of the selling price cannot be determined. As a result of the requirement to use the best estimate of the selling price when VSOE or TPE of the selling price cannot be determined, the residual method will no longer be permitted. ASU 2009-13 is applicable prospectively for revenue arrangements entered into or materially modified after the adoption date or retrospectively for all periods presented. The Company is required to adopt ASU 2009-13 on January 1, 2011. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2009-13 on its consolidated financial statements.

3. Business combinations

RLC

On April 29, 2009, the Company acquired all of the outstanding stock of RLC Customer Centric Technology B.V. (RLC), a privately held limited liability company based in the Netherlands, for €1.8 million in cash, or the equivalent of $2.4 million based on the foreign exchange rate at the time of the acquisition. The Company will also pay a maximum of €400,000, or the equivalent of $0.5 million based on the foreign exchange rate at the time of the acquisition, in earn-out payments if RLC meets revenue and EBITDA margin targets, as defined in the agreement, over the two years subsequent to the acquisition. RLC is the leading provider of software and services to nonprofits

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

in the Netherlands. The acquisition of RLC provides the Company with a foundation to expand into the Netherlands and other Western European markets. The results of operations of RLC are included in the consolidated financial statements of the Company from the date of acquisition. During the three and nine months ended September 30, 2009, total revenue from the RLC operations was $0.6 million and $1.0 million, respectively and cost of revenue was $0.3 million and $0.5 million, respectively.

The Company recorded the purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed. The following table summarizes the allocation of the purchase price:

(in thousands)

Cash and cash equivalents	$110
Accounts receivable	374
Other assets, current and noncurrent	165
Property and equipment	188
Intangibles	840
Goodwill	1,682
Trade accounts payable	(118)
Accrued expenses and other current liabilities	(179)
Deferred tax liability, current and noncurrent	(286)
Deferred revenue, current and noncurrent	(200)
Contingent consideration liability	(208)

$2,368

None of the goodwill arising in the acquisition is deductible for income tax purposes. Goodwill was assigned to the license fees, consulting and education services, subscriptions and maintenance reportable segments. The acquisition resulted in the identification of $0.8 million of intangible assets, all of which are subject to amortization on a straight-line basis. A liability of $0.2 million was recognized for contingent consideration based on a probability-weighted discounted cash flow valuation technique. Any change in the fair value, or any change upon final settlement, of the contingent consideration liability will be recognized in income from operations.

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

In connection with the acquisition, the Company entered into employment agreements with certain members of Kintera’s management team that include bonuses which totaled $449,000, payable in shares of the Company’s common stock based on continued employment. In February 2009, the Company issued 39,140 shares of common stock at a fair market value of $11.47 per share in connection with these employment agreements. In addition, the Company entered into an employment agreement with the former CEO of Kintera that included a targeted bonus payable in shares of the Company’s common stock conditioned upon his continued employment and achievement of certain performance targets. In August 2009, the Company issued 10,898 shares of common stock at a fair market value of $19.73 per share in connection with this bonus arrangement.

The Company finalized the purchase price allocation for Kintera within one year of the acquisition date, as permitted by the applicable accounting standards, which resulted in a net decrease to goodwill of $1.4 million. The

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

adjustments to the purchase price allocation primarily related to (i) the recognition of $2.8 million of additional deferred tax assets (see Note 10), and (ii) an increase in contingent tax liabilities, royalties and other preacquisition accruals of $1.4 million.

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

(in thousands, except per share amounts)	Nine months ended September 30, 2008
Revenue	$ 241,614
Net income	17,061

Earnings per share, basic	$ 0.40
Earnings per share, diluted	0.39

eTapestry

In connection with the acquisition of eTapestry in August 2007, the Company entered into employment agreements with certain members of eTapestry’s management team. Under these arrangements, an additional amount of up to $1.0 million remains contingently payable based upon performance of the acquired business for the twelve-month period ending September 30, 2009. Based on actual performance, the Company had accrued, as of September 30, 2009, a liability of $1.0 million under these arrangements.

4. Earnings per share

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The Company computes diluted earnings per share by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of non-vested restricted stock and settlement of stock appreciation rights. Additionally, dilutive potential common shares includes shares issuable for certain contingent liabilities that will be paid in shares of common stock based on the number of shares that would be issuable if September 30, 2009 and 2008 were the end of the contingency periods.

Diluted earnings per share for the three and nine months ended September 30, 2009 does not include the effect of 423,963 and 1,144,012, respectively, potential common share equivalents, as they are anti-dilutive. There were no anti-dilutive potential common shares outstanding for the three and nine months ended September 30, 2008.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,

(in thousands, except share and per share amounts)	2009	2008	2009	2008
Numerator:
Net income, as reported	$ 9,828	$ 7,316	$ 20,488	$ 23,346
Denominator:
Weighted average common shares	42,781,072	42,668,276	42,805,498	43,112,209
Add effect of dilutive securities:
Liabilities to be paid in shares of common stock	43,103	69,320	43,103	69,320
Employee stock options and restricted stock	1,002,375	672,345	644,761	708,330

Weighted average common shares assuming dilution	43,826,550	43,409,941	43,493,362	43,889,859

Earnings per share:
Basic	$ 0.23	$ 0.17	$ 0.48	$ 0.54
Diluted	$ 0.22	$ 0.17	$ 0.47	$ 0.53

5. Comprehensive income

Total comprehensive income for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2009	2008	2009	2008
Net income	$ 9,828	$ 7,316	$ 20,488	$ 23,346
Foreign currency translation adjustment, net of tax	54	(154)	735	(200)

Comprehensive income	$ 9,882	$ 7,162	$ 21,223	$ 23,146

The amount of tax allocated to the translation adjustment recorded in accumulated other comprehensive income was an expense of $34,000 and a benefit of $98,000 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, a tax benefit of $0.4 million and $0.1 million, respectively, was allocated to the translation adjustment recorded in accumulated other comprehensive income.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2009 and December 31, 2008:

(in thousands)	September 30, 2009	December 31, 2008
Taxes, prepaid and receivable	$ 7,840	$ 6,385
Prepaid software maintenance and royalties	4,725	3,904
Deferred sales commissions	5,376	3,047
Other	4,037	3,945
Total prepaid expenses and other current assets	$ 21,978	$ 17,281

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2009 and December 31, 2008:

(in thousands)	September 30, 2009	December 31, 2008
Accrued bonuses	$9,005	$ 6,905
Accrued commissions and salaries	4,024	3,703
Customer credit balances	3,171	3,028
Taxes payable	4,078	2,033
Accrued health care costs	1,552	758
Accrued accounting and legal fees	1,074	1,283
Other	3,467	4,048
Total accrued expenses and other current liabilities	$26,371	$ 21,758

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

Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at a variable rate based (a) on the higher of the prime rate plus a margin of up to 0.5% or federal funds rate plus a margin of 0.5% to 1.0% (Base Rate Loans) or (b) LIBOR plus a margin of 1.0% to 1.5% (LIBOR Loans). The exact amount of any margin depends on the nature of the loan and the leverage ratio at the time of the borrowing. At September 30, 2009, the weighted average interest rate on the credit facility was 1.25%. The Company also pays a quarterly commitment fee on the unused portion of the revolving credit facility equal to 0.2%, 0.25% or 0.3% per annum, depending on the Company’s leverage ratio.

Under the credit facility the Company has the ability to choose either Base Rate Loans or LIBOR Loans. Base rate borrowings mature in July 2012. LIBOR Loans can have one, two, three or six month maturities, and the Company has the ability to extend the maturity of these loans by rolling them at their maturity into new loans with the same or longer maturities. The Company evaluates the classification of its debt based on the maturity of individual borrowings and any roll-over of borrowings subsequent to the balance sheet date, but prior to issuance of the financial statements. During the nine months ended September 30, 2009, the Company repaid $41.5 million of borrowings under the credit facility. At September 30, 2009, outstanding borrowings under the credit facility were $17.5 million, all of which were in the form of short-term LIBOR Loans, and accordingly classified as current liabilities. The fair value of the outstanding borrowings under the credit facility approximates the carrying value due to the short-term nature of the borrowings.

Note payable

As a result of the acquisition of Kintera, the Company assumed a note payable which was executed on December 1, 2007 in the amount of $3.2 million for the purchase of computer equipment. The note is collateralized by the underlying computer equipment, bears interest at a rate of 11.34% and has a maturity date of November 30, 2010. The Company recorded the note at its fair value as of the acquisition date, which resulted in an increase of $0.1 million in the carrying value. As of September 30, 2009, the note payable balance was $1.6 million, of which $1.1 million was classified as current.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Using a discounted cash flow technique that incorporates a market interest rate with adjustments for duration and risk profile, the Company has determined the fair value of this note payable to be $1.6 million at September 30, 2009.

9. Commitments and contingencies

Leases

The Company leases its headquarters facility from Duck Pond Creek, LLC. Two current executive officers of the Company each have a 4% ownership interest in Duck Pond Creek, LLC. The lease agreement has a term of 15 years with two five-year renewal options by the Company. The annual base rent of the lease is $3.6 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse the Company an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During the three and nine months ended September 30, 2009 rent expense was reduced by $66,700 and $200,000, respectively, related to this lease provision. There were no such amounts recorded during the three and nine months ended September 30, 2008 since this lease provision became effective under renegotiated lease terms in October 2008. The $4.0 million leasehold improvement allowance has been included in the table below of operating lease commitments as a reduction in the Company’s lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements are expected to vary from the amount reflected in the table below.

Additionally, the Company has subleased a portion of its headquarters facility under various agreements extending through 2010. Under these agreements, rent expense was reduced by $48,000 and $68,000 for the three months ended September 30, 2009 and 2008, respectively, and by $140,000 and $199,000 for the nine months ended September 30, 2009 and 2008, respectively. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $48,000 and $64,000 during the remainder of 2009 and 2010, respectively. No minimum aggregate sublease commitments exist after 2010. The Company has also received, and expects to receive through 2012, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.4 million for each of the three months ended September 30, 2009 and 2008, and were $1.4 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Additionally, the Company leases various office space and equipment under operating leases. The Company also has various non-cancelable capital leases for computer equipment and furniture.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

As of September 30, 2009, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31, (in thousands)	Operating leases	Capital leases
2009 – remaining	$1,915	$91
2010	6,064	174
2011	5,602	40
2012	5,027	2
2013	4,116	-
2014 and thereafter	38,519	-

Total minimum lease payments	$61,243	307
Less: portion representing interest		20

Present value of net minimum lease payments		287
Less: current portion		230

Noncurrent portion		$57

Other commitments

The Company utilizes third-party relationships in conjunction with its products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitments under these arrangements through 2012 were not significant as of September 30, 2009.

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

10. Income taxes

The Company calculated the provision for income taxes for the nine months ended September 30, 2009 using the 2009 projected annual effective tax rate of 37.5%, which excludes period-specific items. The Company’s effective tax rate for the three months ended September 30, 2009 and 2008, including the effects of period-specific events, was 29.6% and 33.3%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2009 and 2008, including the effects of period-specific events, was 35.6% and 36.5%, respectively. Period specific items recorded in the three and nine months ended September 30, 2009 include (i) the recognition of tax benefits identified during third quarter 2009 related to changes in estimates of 2007 and 2008 research and development credits and domestic production activities deductions of $1.0 million, net of reserves for uncertain tax positions, (ii) an increase of $0.8 million in the valuation allowance for certain state tax credits and net operating loss carryforwards, and (iii) a correction of an immaterial prior period error of $0.4 million, which reduced income tax expense.

The Company has deferred tax assets for, among other items, federal net operating loss carryforwards, state net operating loss carryforwards and state tax credits. A portion of the state net operating loss carryforwards and state tax credits have a valuation reserve due to the uncertainty of the future ability to use such carryforwards and credits. Additionally, the Company has a valuation allowance for certain state deferred tax assets acquired from Kintera. During the nine months ended September 30, 2009, the Company recorded purchase accounting adjustments related to the deferred tax assets acquired from Kintera and the related valuation allowance, which were reflected as a net

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

reduction to goodwill of $2.8 million. The adjustments related to (i) certain tax items that were deemed to be realizable in the future, (ii) changes in estimated tax rates at the time of the acquisition, (Iii) recognition of accrued liabilities, (iv) a reduction in taxes payable for tax deductible compensation and (v) adjustments related to Kintera’s final tax return for the period prior to the acquisition date.

The Company recorded excess tax benefits on stock option exercises and restricted stock vesting of $4.8 million and $0.2 million in stockholders’ equity during the nine months ended September 30, 2009 and 2008, respectively.

The Company has aggregate unrecognized tax benefits of $1.2 million including interest and penalties of $0.2 million as of September 30, 2009. The total unrecognized tax benefits as of December 31, 2008 were $0.6 million including $0.2 million of interest and penalties. The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amount of these unrecognized tax benefits may significantly decrease within the next twelve months. The possible decrease relates to state nexus issues and could result from the finalization of state income tax reviews and/or the expiration of statutes of limitations.

11. Stock-based compensation

During the nine months ended September 30, 2009, the Company issued 59,860 shares of restricted stock with an aggregate grant date fair value of $0.9 million. No stock options or stock appreciation rights were issued in the nine months ended September 30, 2009.

The Company allocates stock-based compensation expense to expense categories on the consolidated statements of operations. The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2009	2008	2009	2008
Included in cost of revenue:
Cost of services	$335	$360	$1,072	$1,012
Cost of maintenance	230	138	544	369
Cost of subscriptions	120	68	353	153

Total included in cost of revenue	685	566	1,969	1,534
Included in operating expenses:
Sales and marketing	422	424	1,093	1,005
Research and development	718	581	2,115	1,609
General and administrative	992	1,663	3,885	3,764

Total included in operating expenses	2,132	2,668	7,093	6,378

Total	$2,817	$3,234	$9,062	$7,912

12. Stockholders’ equity

Dividends

The following table provides information with respect to quarterly dividends paid on common stock during the nine months ended September 30, 2009.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2009	$0.10	February 27	March 13
April 2009	$0.10	May 28	June 15
July 2009	$0.10	August 28	September 15

In October 2009, the Company’s Board of Directors declared a fourth quarter dividend of $0.10 per share payable on December 15, 2009 to stockholders of record on November 27, 2009.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Stock surrenders

During the nine months ended September 30, 2009, restricted stock holders surrendered 41,871 shares of common stock, totaling $0.7 million, to satisfy their tax obligations due upon vesting.

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

The segment revenues and direct controllable costs, which include salaries, related benefits, third-party contractors, data expense and classroom rentals, for the three and nine months ended September 30, 2009 and 2008 were as follows:

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

(in thousands)	License fees	Consulting and education services(1)	Analytic services(2)	Maintenance	Subscriptions	Other	Total
Three months ended September 30, 2009
Revenue	$5,919	$16,346	$6,472	$29,742	$19,190	$1,536	$79,205
Direct controllable costs	892	10,253	2,501	4,158	5,991	1,303	25,098

Segment income	5,027	6,093	3,971	25,584	13,199	233	54,107
Corporate costs not allocated(3)							5,443
Operating expenses							34,781
Interest expense, net							149
Other income, net							(226)

Income before provision for income taxes							$13,960

Three months ended September 30, 2008
Revenue	$8,099	$20,275	$6,801	$27,411	$15,547	$1,965	$80,098
Direct controllable costs	930	11,244	2,901	3,951	4,703	1,948	25,677

Segment income	7,169	9,031	3,900	23,460	10,844	17	54,421
Corporate costs not allocated(3)							5,629
Operating expenses							37,292
Interest expense, net							384
Other expense, net							152

Income before provision for income taxes							$10,964

(in thousands)	License fees	Consulting and education services(1)	Analytic services(2)	Maintenance	Subscriptions	Other	Total
Nine months ended September 30, 2009
Revenue	$19,123	$49,827	$16,585	$86,574	$53,686	$4,566	$230,361
Direct controllable costs	2,606	32,084	7,566	11,908	16,730	4,069	74,963

Segment income	16,517	17,743	9,019	74,666	36,956	497	155,398
Corporate costs not allocated(3)							16,352
Operating expenses							106,560
Interest expense, net							745
Other income, net							(96)

Income before provision for income taxes							$31,837

Nine months ended September 30, 2008
Revenue	$27,337	$59,767	$16,221	$79,212	$33,342	$6,157	$222,036
Direct controllable costs	2,493	32,806	7,279	11,216	10,504	5,774	70,072

Segment income	24,844	26,961	8,942	67,996	22,838	383	151,964
Corporate costs not allocated(3)							14,131
Operating expenses							100,485
Interest expense, net							403
Other expense, net							192

Income before provision for income taxes							$36,753

(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other educational services.
(2)	This segment consists of donor prospect research and data modeling services.
(3)	Various corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization of intangibles arising from business combinations are not allocated to the segment income as management believes that the exclusion of these costs allows the Company to better understand and manage other operating expenses and cash needs.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Executive summary

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of September 30, 2009, we had approximately 22,000 active customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

Overall, revenue for the third quarter and the first nine months of 2009 decreased 1% and increased 4% compared to the same periods in 2008, respectively. The inclusion of Kintera, which we acquired in July 2008, resulted in an increase in revenue of $16.1 million for the first nine months of 2009. Excluding the impact of the inclusion of Kintera, revenue decreased by 3% for the first nine months of 2009 when compared to the same period in 2008. When removing the impact of foreign currency translation, revenue increased by 0.4% when comparing the third quarter of 2009 to the same period in 2008. Further, when removing the impact of foreign currency translation and the impact from Kintera, revenue decreased by 1% when comparing the first nine months of 2009 to the same period in 2008.

Through the first nine months of 2009, our selling environment has remained challenging as difficult and uncertain economic conditions continued to put pressure on the spending of many organizations in the nonprofit industry. Revenues associated with our perpetual license offerings and related services decreased compared with the same period in 2008 as a result of these economic conditions and reduced market demand for these offerings. However, during the third quarter and the first nine months of 2009 compared to the same periods in 2008, our recurring revenue, which is comprised of maintenance services and subscription offerings, continued to experience growth. Revenue from maintenance services and subscription offerings, which represented approximately 61% of our revenue on a combined basis, grew 25% for the nine months ended September 30, 2009 compared to the same period in 2008. Approximately 15 percentage points of the 25% revenue growth is attributable to the inclusion of Kintera and the remaining growth is the result of our business increasingly evolving towards product sales on a subscription offering basis over the past several years. We believe this trend will continue in the future.

In the first nine months of 2009, we have focused on closely managing our operating expenses and achieving our targeted level of profitability. Income from operations for the third quarter and the first nine months of 2009 increased by $2.4 million and decreased by $4.9 million compared to the same periods in 2008, respectively. During the third quarter 2009, the increase in income from operations is primarily attributable to our continued focus on expense management and improvement in the efficiency of our operations. The decrease in income from operations for the first nine months of 2009 is primarily attributable to an increase in stock-based compensation

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

expense, amortization expense associated with intangible assets from our recent acquisitions, research and development expense to support our continuing product investment, and higher operating costs as a result of our acquisition of Kintera.

We ended the third quarter of 2009 with cash and cash equivalents totaling $22.2 million and outstanding borrowings on our credit facility of $17.5 million. During the first nine months of 2009, we generated $60.4 million in cash flow from operations out of which we paid $41.5 million on our credit facility and $13.2 million in dividends. Additionally, cash flow from operations allowed us to increase our cash and cash equivalents by $5.8 million.

We expect that our operating environment will remain challenging through the rest of 2009 as existing and prospective customers continue to exercise caution in expenditure decisions. Notwithstanding these conditions, we plan to continue to focus on expanding market share, selectively investing in our growth initiatives and strengthening our leadership position. As we have throughout the first nine months of 2009, we will also focus on controlling and, as necessary, reducing the costs and expenses of our operations to achieve our targeted level of profitability.

Results of operations

Comparison of the three and nine months ended September 30, 2009 and 2008

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

Revenue

The table below compares revenue from our statements of operations for the three and nine months ended September 30, 2009 with the same periods in 2008.

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

License fees	$5.9	$8.1	$(2.2)	(27)%	$19.1	$27.3	$(8.2)	(30)%
Services	22.8	27.1	(4.3)	(16)%	66.4	76.0	(9.6)	(13)%
Maintenance	29.8	27.4	2.4	9%	86.6	79.2	7.4	9%
Subscriptions	19.2	15.5	3.7	24%	53.7	33.3	20.4	61%
Other	1.5	2.0	(0.5)	(25)%	4.6	6.2	(1.6)	(26)%

Total revenue	$79.2	$80.1	$(0.9)	(1)%	$230.4	$222.0	$8.4	4%

Total revenue decreased $0.9 million, or 1%, in the third quarter of 2009 compared to the same period in 2008. The decrease in revenue in the third quarter of 2009 is primarily due to decreases in license fees and services revenue. The decrease in license fees and services revenue is principally attributable to delays and postponements of purchasing decisions by our existing and prospective customers. The decreases in license fees and services revenue were offset by an increase in maintenance and subscriptions revenue. The growth in maintenance revenue is from new maintenance contracts associated with new license agreements and existing client increases. The growth in revenue from our subscription offerings resulted from the evolution of our product offerings from license based to subscription based offerings.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Total revenue increased $8.4 million, or 4%, in the first nine months of 2009 compared to the same period in 2008. The increase in revenue is primarily due to growth in subscription revenue as a result of the acquisition of Kintera and an increase in demand for our hosting services and online data services. Maintenance revenue also increased due to additional revenue from new maintenance contracts associated with new license agreements and existing client increases. The increase in subscriptions and maintenance revenue was partially offset by decreases in license fees and services revenue. The decreases in license fees and services revenue are principally attributable to the delays and postponements of purchasing decisions by our existing and prospective customers.

During the third quarter and the first nine months of 2009, revenue attributable to the inclusion of RLC was $0.6 million and $1.0 million, respectively.

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

License fees

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

License fee revenue	$5.9	$8.1	$(2.2)	(27)%	$19.1	$27.3	$(8.2)	(30)%
Direct controllable cost of license fees	0.9	0.9	-	0%	2.6	2.5	0.1	4%

Segment income	$5.0	$7.2	$(2.2)	(31)%	$16.5	$24.8	$(8.3)	(33)%

Segment margin %	85%	89%			86%	91%

Revenue from license fees is derived from the sale of our software products under perpetual license agreements. The decrease in license fee revenue in the third quarter and the first nine months of 2009, compared to the same periods in 2008, is principally attributable to longer sales cycle times, delays and postponement of purchasing decisions and overall caution exercised by existing and prospective customers as a result of continued challenges posed by the overall economic environment. In addition, we are increasingly experiencing a shift in our customers’ buying preference away from perpetual license agreements towards hosted applications.

During the third quarter of 2009, license fee revenue decreased by $2.2 million when compared to the same period in 2008. Revenue from license fees to new customers decreased $1.6 million and sales to existing clients decreased by $0.6 million. Additionally, during the third quarter of 2009, revenue related to our Blackbaud Enterprise CRMTM (eCRM) offering grew by $1.4 million, which was offset by decreases in our other perpetual license product offerings of $3.6 million.

During the first nine months of 2009, license fee revenue decreased by $8.2 million when compared to the same period in 2008. Revenue from license fees to new customers decreased $2.9 million and sales to existing clients decreased by $5.3 million. Additionally, during the first nine months of 2009, revenue related to our eCRM offering grew by $3.6 million, which was offset by decreases in our other perpetual license product offerings of $11.8 million.

Direct controllable cost of license fees is principally comprised of third-party software royalties and variable reseller commissions. Cost of license fees in the third quarter remained unchanged when compared to same period in 2008. Cost of license fees in the first nine months of 2009 compared to the same period in 2008 increased primarily due to increases in our third-party software costs.

The decrease in segment margin in the third quarter and first nine months of 2009 compared to the same periods in 2008 is the result of a decrease in sales of software and a change in the mix of software products sold to products with higher third-party software costs.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Consulting and education services

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Consulting and education services revenue	$16.3	$20.3	$(4.0)	(20)%	$49.8	$59.8	$(10.0)	(17)%
Direct controllable cost of consulting and education services	10.3	11.2	(0.9)	(8)%	32.1	32.8	(0.7)	(2)%

Segment income	$6.0	$9.1	$(3.1)	(34)%	$17.7	$27.0	$(9.3)	(34)%

Segment margin %	37%	45%			36%	45%

Consulting and education services revenue consists of consulting, installation, implementation and education services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assisting in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities.

During the third quarter of 2009, consulting and education services revenue decreased $4.0 million as compared to the same period in 2008. Included in consulting and education services revenue in the third quarter of 2009 is $0.3 million of revenue attributable to the acquisition of RLC. The decrease in revenue is principally the result of decreased volume of consulting, installation and implementation services delivered for our core software products and decreased demand for training services as existing and prospective customers continue to experience budgetary constraints associated with the challenges posed by the overall economic environment. To a lesser extent, the decrease in revenue is attributable to a reduction in the rates we charge as a result of a higher level of discounts offered on our service offerings during the third quarter of 2009 compared to the same period in 2008. During the third quarter these decreases of $5.7 million were partially offset by an increase of $1.7 million in consulting services associated with our new eCRM product offering and our internet-based products.

During the first nine months of 2009, consulting and education services revenue decreased $10.0 million as compared to the same period in 2008. Included in consulting and education services revenue in the first nine months of 2009 is $1.0 million of revenue attributable to the acquisition of Kintera and RLC. The decrease in revenue is principally the result of decreased volume of consulting, installation and implementation services delivered for our core software products and decreased demand for training services as existing and prospective customers continue to experience budgetary constraints associated with the challenges posed by the overall economic environment. To a lesser extent, the decrease in revenue is attributable to a reduction in the rates we charge as a result of a higher level of discounts offered on our service offerings during the first nine months of 2009 compared to the same period in 2008. During the first nine months of 2009, these decreases of $16.7 million were partially offset by an increase of $5.7 million in consulting services associated with our new eCRM product offering and our internet-based products.

Cost of consulting and education services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals and other costs incurred in providing consulting, installation and implementation services and customer training.

During the third quarter of 2009, cost of consulting and education services decreased by $0.9 million. Additional headcount and other costs attributable to the acquisition of RLC increased cost of consulting and education services by $0.2 million. The remaining decrease in cost of consulting and education services of $1.1 million in the third quarter of 2009 is primarily due to a reduction in travel-related expenses, recruiting and other costs.

During the first nine months of 2009, cost of consulting and education services decreased by $0.7 million. Additional headcount and other costs attributable to the acquisition of Kintera and RLC increased cost of consulting and education services by $2.1 million. The remaining decrease in cost of consulting and education services of $2.8 million during the first nine months of 2009 is primarily due to a reduction in travel-related expenses, recruiting and other costs.

The segment margin decrease in the third quarter and first nine months of 2009 compared to the same periods in 2008 is principally due to the decrease in demand for consulting and education services while the cost of consulting and education services remained relatively flat. The cost of consulting and education services remained relatively flat principally due to maintaining resource capacity for the increase in services associated with our eCRM product offerings and the return to demand when the economic environment improves.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Analytic services

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Analytic services revenue	$6.5	$6.8	$(0.3)	(4)%	$16.6	$16.2	$0.4	2%
Direct controllable cost of analytic services	2.5	2.9	(0.4)	(14)%	7.6	7.3	0.3	4%

Segment income	$4.0	$3.9	$0.1	3%	$9.0	$8.9	$0.1	1%

Segment margin %	62%	57%			54%	55%

Analytic services are comprised of donor prospect research, selling lists of potential donors, benchmarking studies and data modeling services. These services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product enables the customer to more effectively target its fundraising activities.

During the third quarter 2009, analytic services revenue decreased by $0.3 million when compared to the same period in 2008. The rates charged for our analytic services have remained relatively constant year over year and, as such, the decrease in analytic services revenue is principally the result of the decreased volume of services provided.

During the first nine months of 2009, analytic services revenue increased by $0.4 million when compared to the same period in 2008. Included in analytic services revenue in the first nine months of 2009 is $0.8 million of revenue attributable to the acquisition of Kintera. Excluding the impact of the acquisition of Kintera, analytic services revenue decreased $0.4 million in the first nine months of 2009 as compared to the same period in 2008. The rates charged for our analytic services have remained relatively constant year over year and, as such, the remaining decrease in analytic services revenue is principally the result of the decreased volume of services provided.

Cost of analytic services is primarily comprised of human resource costs and data expense incurred to perform analytic services. The decrease in cost of analytic services for the third quarter of 2009 compared to the same periods in 2008 is primarily attributable to a decrease in human resource costs due to a reduction in headcount. Data expenses also decreased in the third quarter of 2009 compared to the same period in 2008.

The increase in cost of analytic services for the first nine months of 2009 compared to the same periods in 2008 is primarily attributable to human resource costs associated with additional headcount and other costs attributable to the acquisition of Kintera of $0.8 million. Excluding the impact of the acquisition of Kintera, cost of analytic services for the first nine months of 2009 decreased by $0.5 million primarily due to a decrease in data expense.

The increase in analytic services margin in the third quarter of 2009 compared to the same period in 2008 is primarily due to a decrease in human resource costs. The decrease in analytic services margin in the first nine months of 2009 compared to the same period in 2008 is primarily due to additional costs associated with the acquisition of Kintera.

Maintenance

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Maintenance revenue	$29.8	$27.4	$2.4	9%	$86.6	$79.2	$7.4	9%
Direct controllable cost of maintenance	4.1	3.9	0.2	5%	11.9	11.2	0.7	6%

Segment income	$25.7	$23.5	$2.2	9%	$74.7	$68.0	$6.7	10%

Segment margin %	86%	86%			86%	86%

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

During the third quarter 2009, maintenance revenue increased $2.4 million when compared to the same period in 2008. Included in maintenance revenue in the third quarter of 2009 is $0.2 million of revenue attributable to the acquisition of RLC. Excluding the impact of the acquisition of RLC, maintenance revenue increased $2.2 million in the third quarter of 2009 as compared to the same period in 2008. The increase is comprised of $2.3 million from maintenance contracts with new customers associated with new license agreements and increases in contracts with existing customers and $1.0 million from maintenance contract inflationary rate adjustments, offset by $1.1 million from maintenance contracts that were not renewed.

During the first nine months of 2009, maintenance revenue increased $7.4 million when compared to the same period in 2008. Included in maintenance revenue in the first nine months of 2009 is $3.2 million of revenue attributable to the acquisition of Kintera and RLC. Excluding the impact of the acquisition of Kintera and RLC, maintenance revenue increased $4.2 million in the first nine months of 2009 as compared to the same period in 2008. The increase is comprised of $5.3 million of maintenance with new customers associated with new license agreements and increases in contracts with existing customers and $2.9 million from maintenance contract inflationary rate adjustments, offset by $4.0 million from maintenance contracts that were not renewed.

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs and other costs incurred in providing support and related services to our customers. The increase in cost of maintenance in the third quarter and first nine months of 2009 compared to the same periods in 2008 is the result of an increase in human resources costs primarily attributable to headcount associated with the acquisition of Kintera.

The maintenance segment margin remained unchanged during the third quarter and first nine months of 2009 compared to the same periods in 2008.

Subscriptions

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Subscriptions revenue	$19.2	$15.5	$3.7	24%	$53.7	$33.3	$20.4	61%
Direct controllable cost of subscriptions	6.0	4.7	1.3	28%	16.7	10.5	6.2	59%

Segment income	$13.2	$10.8	$2.4	22%	$37.0	$22.8	$14.2	62%

Segment margin %	69%	70%			69%	68%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings.

Subscriptions revenue increased $3.7 million during the third quarter 2009 as compared to the same period in 2008. The increase in subscriptions revenue is attributable to growth from increased demand for hosted applications, hosting services and other online data services.

Subscriptions revenue increased $20.4 million during the first nine months of 2009 as compared to the same period in 2008. Included in subscriptions revenue in the first nine months of 2009 is $11.7 million of revenue attributable to the acquisition of Kintera. Excluding the impact of the acquisition of Kintera, growth in subscriptions revenue is primarily due to increased demand for hosted applications, hosting services and other online data services.

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, and other costs incurred in providing support and services to our customers.

During the third quarter of 2009, cost of subscriptions increased by $1.3 million when compared to the same period in 2008. The increase in cost of subscriptions is principally due to an increase in human resource costs of $1.5 million due to an increase in headcount to meet the increasing demand for our subscription offerings. The increase in human resource costs was partially offset by a decrease in data expense, hosting and other costs.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

During the first nine months of 2009, cost of subscriptions increased by $6.2 million when compared to the same period in 2008. Additional headcount and increases in data expense, hosting and other costs attributable to the acquisition of Kintera represented $4.0 million of the increase in cost of subscriptions. Excluding the impact of the acquisition of Kintera, cost of subscriptions increased by $2.2 million in the first nine months of 2009 compared to the same period in 2008. The remaining increase is principally due to an increase in data expense, hosting and human resource costs.

The subscriptions segment margin remained substantially the same during the third quarter and first nine months of 2009 compared to the same periods in 2008.

Other revenue

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Other revenue	$1.5	$2.0	$(0.5)	(25)%	$4.6	$6.2	$(1.6)	(26)%
Direct controllable cost of other revenue	1.3	2.0	(0.7)	(35)%	4.1	5.8	(1.7)	(29)%

Segment income	$0.2	$-	$0.2	100%	$0.5	$0.4	$0.1	25%

Segment margin %	13%	0%			11%	6%

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel and related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue decreased in the third quarter and first nine months of 2009 primarily due to (i) a decrease in reimbursable travel-related costs from our services businesses as a result of reduced service engagements and (ii) a decrease in fees from user conferences as a result of fewer participants, both of which are attributable to the challenging economic environment.

Direct controllable cost of other revenue includes human resource costs, costs of business forms, costs of user conferences and reimbursable expense relating to the performance of services at customer locations. The decrease in the third quarter and first nine months of 2009 compared to the same periods in 2008 is due to a decrease in reimbursable expenses related to providing services at customer locations and a decrease in the costs of user conferences.

U.S. GAAP gross profit

Segment income does not include an allocation of corporate costs, stock-based compensation expense and amortization expense. The following schedule reconciles total segment income to gross profit as stated on the statements of operations.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

License fees	$5.0	$7.2	$(2.2)	(31)%	$16.5	$24.8	$(8.3)	(33)%
Consulting and education services	6.0	9.1	(3.1)	(34)%	17.7	27.0	(9.3)	(34)%
Analytic services	4.0	3.9	0.1	3%	9.0	8.9	0.1	1%
Maintenance	25.7	23.5	2.2	9%	74.7	68.0	6.7	10%
Subscriptions	13.2	10.8	2.4	22%	37.0	22.8	14.2	62%
Other	0.2	-	0.2	100%	0.5	0.4	0.1	25%

Total segment income	$54.1	$54.5	$(0.4)	(1)%	$155.4	$151.9	$3.5	2%

Less corporate costs not allocated to segment expenses:
Stock-based compensation expense	0.7	0.6	0.1	17%	2.0	1.5	0.5	33%
Amortization of intangible assets acquired in business combinations	1.6	1.7	(0.1)	(6)%	4.7	3.5	1.2	34%
Corporate overhead costs	3.1	3.4	(0.3)	(9)%	9.7	9.1	0.6	7%

Gross profit as stated in statements of operations	$48.7	$48.8	$(0.1)	(0)%	$139.0	$137.8	$1.2	1%

Gross margin %	61%	61%			60%	62%

Stock-based compensation expense and amortization expense are analyzed separately following the operating expenses section.

Allocated corporate overhead costs are comprised of depreciation, facilities and IT support costs. The decrease in corporate overhead costs allocated to cost of revenue during the third quarter of 2009 is primarily attributable to the

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

decrease in rent expense resulting from renegotiated leases and other facilities costs resulting from our focus on closely managing our operating expenses. The increase in corporate overhead costs allocated to cost of revenue during the first nine months of 2009 is primarily attributable to the increase in facilities costs associated with the inclusion of Kintera.

Operating expenses

The operating expenses analyzed below are presented on a non-GAAP basis; that is, they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed, in total, in the section following the operating expense analysis.

Sales and marketing

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Sales and marketing expense excluding stock-based compensation	$15.4	$16.2	$(0.8)	(5)%	$45.9	$46.6	$(0.7)	(2)%
Add: Stock-based compensation	0.4	0.4	-	0%	1.1	1.0	0.1	10%

Sales and marketing expense	$15.8	$16.6	$(0.8)	(5)%	$47.0	$47.6	$(0.6)	(1)%

% of revenue (excluding stock-based compensation)	19%	20%			20%	21%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs.

During the third quarter of 2009, sales and marketing expense decreased $0.8 million when compared to the same period in 2008. The decrease is primarily attributable to decreases in travel-related expenses, lower allocated costs and decreases in other sales and marketing related costs.

During the first nine months of 2009, sales and marketing expense decreased $0.7 million when compared to the same period in 2008. Included in sales and marketing expense in the first nine months of 2009 is $2.8 million of human resource and other costs attributable to the acquisition of Kintera. Excluding the sales and marketing expense attributable to the acquisition of Kintera, sales and marketing expense decreased $3.5 million. The decrease is primarily attributable to a reduction in travel-related expenses, corporate allocated costs and other sales and marketing related costs of $2.5 million. Additionally, commission expense decreased by $1.0 million due to lower commissionable revenue.

As a percentage of revenue, sales and marketing expense in the third quarter and the first nine months of 2009 decreased compared to the same periods in 2008, principally due to our focus on closely managing our operating expenses during 2009.

Research and development

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Research and development expense excluding stock-based compensation	$10.7	$10.0	$0.7	7%	$32.0	$26.4	$5.6	21%
Add: Stock-based compensation	0.7	0.6	0.1	17%	2.1	1.6	0.5	31%

Research and development expense	$11.4	$10.6	$0.8	8%	$34.1	$28.0	$6.1	22%

% of revenue (excluding stock-based compensation)	14%	12%			14%	12%

Research and development expenses include human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. Research and development costs increased during the third quarter and the first nine months of 2009 principally due to an increase in headcount associated with an increased investment in our products.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

During the third quarter of 2009, research and development costs increased $0.7 million when compared to the same period in 2008. The increase in research and development costs is primarily attributable to an increase in human resource costs of $0.8 million, partially offset by decreased recruiting costs.

During the first nine months of 2009, research and development costs increased $5.6 million when compared to the same period in 2008. The increase in research and development costs attributable to an increase in human resource costs was $5.3 million, of which $3.4 million is due to the acquisition of Kintera. Further increases of $0.6 million are attributable to higher allocated costs, partially offset by decreased recruiting costs.

Research and development expense as a percentage of revenue increased in the third quarter 2009 and the first nine months of 2009 compared to the same periods in 2008 primarily due to an increased investment in our product initiatives.

General and administrative

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

General and administrative expense excluding stock-based compensation	$6.4	$8.2	$(1.8)	(22)%	$21.0	$20.6	$0.4	2%
Add: Stock-based compensation	1.0	1.7	(0.7)	(41)%	3.9	3.8	0.1	3%

General and administrative expense	$7.4	$9.9	$(2.5)	(25)%	$24.9	$24.4	$0.5	2%

% of revenue (excluding stock-based compensation)	8%	10%			9%	9%

General and administrative expense consists primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, and other administrative expenses.

During the third quarter of 2009 compared to the same period in 2008, the decrease in general and administrative expense was primarily due to a decrease in human resource costs and a decrease in travel-related and other general and administrative costs.

During the first nine months of 2009 compared to the same period in 2008, the increase in general and administrative expense was primarily due to an increase in human resource costs attributed to the additional headcount as a result of the acquisition of Kintera. Excluding the costs attributable to Kintera, general and administrative expense decreased by $1.7 million for the first nine months of 2009 compared to the same period in 2008 primarily due to decreased human resource costs as a result of a decrease in headcount and decreased travel-related costs, bad debt expense and other costs.

As a percentage of revenue, general and administrative costs decreased by two percentage points in the third quarter of 2009 compared to the same period in 2008 due to the decreased human resource costs and travel-related and other costs.

Stock-based compensation

We recognize compensation expense related to stock-based awards granted to employees. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognized it as expense over the requisite service period, which is the vesting period.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Our consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 include the amounts of stock-based compensation illustrated below:

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Included in cost of revenue:
Cost of services	$0.4	$0.4	$-	- %	$1.1	$1.0	$0.1	10%
Cost of maintenance	0.2	0.1	0.1	100%	0.5	0.4	0.1	25%
Cost of subscriptions	0.1	0.1	-	- %	0.4	0.1	0.3	300%

Total included in cost of revenue	0.7	0.6	0.1	17%	2.0	1.5	0.5	33%
Included in operating expenses:
Sales and marketing	0.4	0.4	-	- %	1.1	1.0	0.1	10%
Research and development	0.7	0.6	0.1	17%	2.1	1.6	0.5	31%
General and administrative	1.0	1.6	(0.6)	(38) %	3.9	3.8	0.1	3%

Total included in operating expenses	2.1	2.6	(0.5)	(19) %	7.1	6.4	0.7	11%

Total	$2.8	$3.2	$(0.4)	(13) %	$9.1	$7.9	$1.2	15%

Stock-based compensation is comprised of expense from common stock awards, stock options, restricted stock awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Stock-based compensation from:
Common stock	$0.1	$0.8	$(0.7)	(88) %	$0.9	$0.8	$0.1	13%
Stock options	0.1	0.3	(0.2)	(67) %	0.2	1.0	(0.8)	(80) %
Restricted stock awards	2.1	1.6	0.5	31%	6.3	4.7	1.6	34%
Stock appreciation rights	0.5	0.5	-	- %	1.7	1.4	0.3	21%

Total stock-based compensation	$2.8	$3.2	$(0.4)	(13) %	$9.1	$7.9	$1.2	15%

During the third quarter and the first nine months of 2009, we expensed $0.1 million and $0.9 million, respectively, related to compensation and incentive arrangements payable in common stock associated with business acquisitions completed in 2007 and 2008. The decrease in compensation expense from stock options for the third quarter and the first nine months of 2009 compared to the same periods in 2008 is the result of using the accelerated method for recognizing stock-based compensation expense associated with stock options, which results in the recognition of more expense in the earlier periods of vesting when compared with the straight-line method. We have not granted stock options since 2005 and all historical awards will be fully vested by the end of 2009.

Stock-based compensation expense from restricted stock awards and stock appreciation rights increased in the third quarter and the first nine months of 2009 compared to the same periods in 2008 due to the expense recognized during 2009 associated with awards granted in the fourth quarter of 2008, partially offset by the vesting of grants issued in prior years.

The total amount of compensation costs related to non-vested awards not yet recognized was $19.1 million as of September 30, 2009. This amount will be recognized as expense over a weighted average period of 1.6 years.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Amortization

We allocated amortization expense to cost of revenue according to the nature of the respective identifiable intangible asset and to the extent it is directly associated with revenue. Amortization expense included in our consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 is illustrated below:

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2009	2008	Change	% Change	2009	2008	Change	% Change

Included in cost of revenue:
Cost of license fees	$0.1	$0.1	$-	- %	$0.3	$0.2	$0.1	50%
Cost of services	0.4	0.3	0.1	33%	1.0	1.0	-	- %
Cost of maintenance	0.3	0.4	(0.1)	(25) %	1.0	0.6	0.4	67%
Cost of subscriptions	0.8	0.9	(0.1)	(11) %	2.4	1.7	0.7	41%
Cost of other revenue	-	-	-	- %	-	-	-	- %

Total included in cost of revenue	1.6	1.7	(0.1)	(6) %	4.7	3.5	1.2	34%
Included in operating expenses	0.2	0.2	-	- %	0.6	0.6	-	- %

Total	$1.8	$1.9	$(0.1)	(5) %	$5.3	$4.1	$1.2	29%

The increase in amortization expense for the first nine months of 2009 compared to the same periods in 2008 is directly attributable to the acquisition of Kintera in July 2008, which resulted in the recognition of $17.0 million in identifiable intangible assets.

Interest expense

Interest expense was $0.2 million in the third quarter of 2009 compared with $0.6 million in the same period in 2008. Interest expense was $0.9 million in the first nine months of 2009 compared with $0.8 million in the same period in 2008. These fluctuations in interest expense are directly related to the amount and duration of borrowing outstanding under our credit facility during the first nine months of 2009 compared to 2008.

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. The 2009 estimated annual effective tax rate of 37.5%, which excludes period-specific items, was applied as the effective rate for the nine months ended September 30, 2009. Our actual effective rate for the quarter ended September 30, 2009 and 2008 was 29.6% and 33.3%, respectively. Our actual effective rate for the nine months ended September 30, 2009 and 2008 was 35.6% and 36.5%, respectively. The lower effective rates for 2009 are attributable to (i) the recognition of tax benefits identified during third quarter 2009 related to changes in estimates of 2007 and 2008 research and development credits and domestic production activities deductions of $1.0 million, net of reserves for uncertain tax positions, (ii) an increase of $0.8 million in the valuation allowance for certain state tax credits and net operating loss carryforwards, and (iii) a correction of an immaterial prior period error of $0.4 million, which reduced income tax expense.

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

The aggregate unrecognized tax benefits were $1.2 million, including interest and penalties of $0.2 million, as of September 30, 2009. The total unrecognized tax benefits as of December 31, 2008 were $0.6 million including $0.2 million of interest and penalties. We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amount of these unrecognized tax benefits may significantly change in the next twelve months. The possible decrease relates to state nexus issues and could result from the finalization of state income tax reviews and/or the expiration of statutes of limitations.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Liquidity and capital resources

At September 30, 2009, cash and cash equivalents totaled $22.2 million, compared to $16.4 million at December 31, 2008. The $5.8 million increase in cash and cash equivalents during the first nine months of 2009 is principally the result of generating $60.4 million of cash from operations, offset by $41.5 million in debt repayments on our credit facility, $13.2 million in dividends paid to stockholders and $2.3 million used to acquire RLC.

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

At September 30, 2009, outstanding borrowings under our credit facility were $17.5 million. We have drawn on our credit facilities from time to time to help us meet short-term financial needs, such as business acquisitions and share repurchases. Under our credit facility, we may elect not more than twice over the five-year term of the agreement to increase the aggregate amount available up to $50.0 million. We exercised one of these options for an additional $15.0 million in June 2008, which increased our aggregate amount available to $90.0 million. We believe our credit facility provides us with the financial flexibility that we need because of its size and terms. During the first nine months of 2009, we were focused on generating cash flow from operations to allow us to maintain our cash and cash equivalents balance to a desired level of liquidity and repay borrowings. We plan to continue to focus on generating cash flow from operations during the remainder of 2009, which should enable us to maintain our desired level of liquidity to preserve financial flexibility, while also reducing our debt balance.

Operating cash flow

Net cash provided by operating activities for the first nine months of 2009 of $60.4 million increased $12.4 million when compared to the same period in 2008. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax; and (iii) changes in our working capital.

Working capital changes that impact the statement of cash flows are in accounts receivable, other current assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Net collections of accounts receivable and the change in deferred revenue represented a net increase of $13.1 million in the first nine months of 2009 and a net increase of $7.4 million in the first nine months of 2008 in cash associated with working capital changes. The increase in cash associated with these working capital changes is principally due to the decrease in billings related to slower sales growth when comparing the nine months ended 2009 to 2008. Changes in our balances of accounts payable, accrued expenses, accrued liabilities and other current assets represented a net increase of $2.9 million in the first nine months of 2009 and a net decrease of $5.6 million in the first nine months of 2008 in cash associated with working capital changes. The primary driver of the increase in the net cash flow associated with these accounts is a reduction in income tax payments and fluctuations in the timing of vendor payments.

Investing cash flow

Net cash used in investing activities in the first nine months of 2009 was $6.1 million compared to $55.5 million in the same period in 2008. The decrease in cash used for investing activities was principally due to a decrease in payments related to business acquisitions. We invested $2.3 million in the acquisition of RLC during the first nine months of 2009. In the first nine months of 2008, $49.9 million of cash was used for the acquisition of Kintera and payment of contingent purchase price obligations under arrangements associated with historical acquisitions. In addition, we invested $3.9 million in property and equipment in the first nine months of 2009 compared to $5.6 million in the same period in 2008.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Financing cash flow

Net cash used in financing activities for the first nine months of 2009 was $48.8 million compared to net cash provided by financing activities of $5.6 million in the same period in 2008. The increase in cash used in financing activities is primarily due to the larger amount of repayment of borrowings under our credit facility during the first nine months of 2009 compared to the same period in 2008. Additionally, in the first nine months of 2008, we borrowed funds which were principally used to acquire Kintera and repurchase our stock.

Commitments and contingencies

As of September 30, 2009, we had $19.1 million of outstanding debt and future minimum lease commitments of $66.2 million as follows (amounts in millions):

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$65.9	$2.1	$12.8	$9.9	$41.1
Capital leases	0.3	0.1	0.2	-	-
Debt and interest	19.3	18.9	0.4	-	-

Total	$85.5	$21.1	$13.4	$9.9	$41.1

Our commitments related to operating leases as shown above have not been reduced by the future minimum lease commitments under sublease agreements that expire in 2010. The outstanding debt of $17.5 million under our credit facility is reflected in the table above as a commitment for less than one year based on the maturities of the underlying individual borrowings. However, we have the ability to extend the maturities of these borrowings by rolling them into new borrowings with the same or longer maturities through the expiration of the credit facility in July 2012.

Included in the table above is interest expense of $0.2 million. The actual interest expense recognized in our consolidated statements of operations will depend on the amount of debt, interest rate and length of time the debt is outstanding, which could be different from our assumptions used in the table above.

As of September 30, 2009, we had accrued an estimate of $0.2 million related to contingent consideration in connection with the acquisition of RLC. Please refer to Note 3 in our notes to the consolidated financial statements for further information. We are unable to determine the actual amount, if any, for which this liability will be settled, and accordingly, we have not included this amount in the table above.

As of September 30, 2009, we had accrued $0.3 million of state taxes, $0.6 million of federal taxes and $0.2 million of interest and penalties related to uncertain tax positions taken in current and prior years. Please refer to Note 10 in our notes to the consolidated financial statements for further information. We are unable to determine the period in which these liabilities will be settled, and accordingly, we have not included these amounts in the table above.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitments under these arrangements through 2012 were not significant as of September 30, 2009.

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

Foreign currency exchange rates

Approximately 12% of our total net revenue for the nine-month period ended September 30, 2009 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.2 million and $0.9 million at September 30, 2009 and at December 31, 2008, respectively.

The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K. subsidiary, Australian subsidiary and Netherlands subsidiary are generally denominated in pounds sterling, Australian dollar and euro, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our reported revenues and expenses denominated in non-U.S. currencies. For the three and nine months ended September 30, 2009, the foreign currency translation has resulted in a decrease in our reported revenues and expenses denominated in non-U.S. currencies when compared to the same period in 2008. Though we do not believe our increased exposure to currency exchange rates have had a material impact on our results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.

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

Blackbaud, Inc.

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

The following table provides information about shares of common stock repurchased during the three months ended September 30, 2009 under our stock repurchase program, as well as common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, July 1, 2009				$30,770
July 1, 2009 through July 31, 2009	66	$15.03	-	$30,770
August 1, 2009 through August 31, 2009	23,473	$19.49	-	$30,770
September 1, 2009 through September 30, 2009	33	$19.22	-	$30,770
Total	23,572	$19.46	-	$30,770

(1)	During the period, there were no shares repurchased. The shares in the table represent shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock.

Item 6.	Exhibits

Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: November 6, 2009	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: November 6, 2009	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer