Form 10-K
period 2009-12-31
BLACKBAUD INC
filed 2010-02-26
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

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

YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2009 (based on the closing sale price of $15.55 on that date), was approximately $588,267,650. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at February 12, 2010 was 44,551,083.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders currently scheduled to be held June 23, 2010 are incorporated by reference into Part III hereof.

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

Our customers use our products and services to help increase donations, reduce fundraising costs, build online communities and improve communications with constituents, manage their finances and optimize operations. We have focused solely on the nonprofit market since our incorporation in 1982. At the end of 2009, we had approximately 22,000 customers spread over 55 countries. Our customers come from nearly every segment of the nonprofit sector, including education, foundations, health and human services, faith-based, arts and cultural, public and societal benefits, environment and animal welfare and international and foreign affairs.

Nonprofit Industry

The nonprofit industry is large and diverse

There were more than 1.7 million U.S. nonprofit organizations registered with the Internal Revenue Service in 2008, including 1.2 million charitable 501(c)(3) organizations and we estimate there are approximately another 2.0 million nonprofit organizations internationally. According to Giving USA 2009, donations to nonprofit organizations in the U.S. in 2008 were $307.7 billion, amounting to 2.2% of U.S. GDP. The compound annual growth rate of donations over the 40 year period from 1968 to 2008 was 7.2%, not adjusted for inflation. These organizations also receive fees for services they provide which are estimated at approximately $850 billion annually.

Johns Hopkins University’s 2006 Nonprofit Employment Data Project, the most recent survey on nonprofit employment data, indicated that nonprofits employ nearly 10% of the work force in the United States and more if volunteers are included. Also according to this study, worldwide, nonprofit organizations accounted for $1.3 trillion in total annual expenditures.

Traditional methods of fundraising are often costly and inefficient

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

The nonprofit industry faces particular operational challenges

Nonprofit organizations must efficiently:

•	Solicit funds and build relationships with major donors;

•	Garner small cash contributions from numerous contributors;

•	Manage and develop complex relationships with large numbers of constituents;

•	Comply with complex accounting, tax and reporting issues that differ from traditional businesses;

•	Solicit cash and in-kind contributions from businesses to help raise money or deliver products/services;

•	Provide a wide array of programs and services to individual constituents; and

•	Improve the data collection and sharing capabilities of their employees, volunteers and donors by creating and providing distributed access to centralized databases.

In addition, as a result of the negative impact the recent economic environment has had on donations, we believe the nonprofit industry has an even greater need for operational efficiencies to maximize the services they can deliver. Because of these challenges, we believe nonprofit organizations can benefit from software applications specifically designed to serve their particular needs.

The Blackbaud Solutions

We offer a broad suite of products and services that address the fundraising needs and operational challenges facing nonprofit organizations by providing them with software and services that help them increase donations, reduce the overall costs of managing their businesses and build a strong sense of community while effectively managing communications with their constituents. We provide our solutions to nonprofit organizations in several ways. Today, we offer our products principally on a perpetual license basis. However, an increasing number of our products are offered on a software-as-a-service (SaaS), or as a “hosted” software offering and we expect this trend to continue in the future. We also offer a suite of analytical tools and related services that enable nonprofit organizations to extract, aggregate and analyze vast quantities of data to make better-informed operational decisions. In addition, we help our customers increase the returns on their technology investments by providing a broad range of consulting, training and professional services, as well as maintenance and technical support.

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

Nonprofit organizations use Blackbaud software, services and tools to improve operational effectiveness

Our comprehensive suite of software, services and analytical tools help nonprofit organizations manage the key aspects of their operations. By automating business processes, our products streamline operations for our customers and help to reduce the overall costs of operating their organizations. We provide solutions that address many of the technological and business process needs of our customers, including:

•	Constituent relationship management;

•	Financial management and reporting;

•	Cost accounting information for projects and grants;

•	Integration of financial data and donor information in a centralized system;

•	Internet based fundraising;

•	Event, data and information management;

•	Student information systems for independent schools and small colleges;

•	Ticketing management;

•	Data analysis and reporting tools and services;

•	Online interactive communities for social networking and relationship management;

•	Management of complex volunteer networks; and

•	Results tracking for multiple campaigns.

Our Strategy

Our objective is to maintain and extend our position as the leading provider of software and related services designed specifically for nonprofit organizations. Key elements for achieving this objective are to:

Grow our customer base

We intend to expand our industry-leading customer base and enhance our market position. We have established a strong market presence with approximately 22,000 customers. However, in a 2007 nonprofit market survey by Addison Whitney, only 30% of respondents were familiar with Blackbaud. We believe that the fragmented nature of the industry presents an opportunity for us to continue to increase our market penetration. We plan to achieve this by making use of our experience, the depth of our product capabilities, and our strong brand recognition. We also intend to expand our overall sales efforts, especially national accounts and enterprise-focused sales teams.

Maintain and expand existing customer relationships

We have historically had success selling maintenance renewals and additional products and services to existing customers. In each of the past five years, approximately 95% of our customers renewed their maintenance and support plans. We will continue to pursue opportunities to expand our existing customer base by increasing both the number of our products and services they use and the frequency with which they use them. To this end, we have dedicated sales teams that focus exclusively on selling products and services to existing customers.

Enable customers to effectively utilize the Internet as a comprehensive business tool

We will enhance our existing products and develop new products and services that will allow our customers to more fully utilize the Internet to effectively achieve their missions. Although online fundraising comprises a small percentage of all charitable contributions, our research indicates that online donations are growing as a percentage of total contributions. A study we conducted together with the ePhilanthropy Foundation found that online donations increased by 44% in 2008. We offer a variety of Internet applications and consulting services that allow nonprofits to use the Internet for online fundraising, e-marketing, alumni and membership directories, newsletters, event management and volunteer coordination.

Introduce additional products and services

We intend to use our expertise and experience in developing leading products for the nonprofit industry to introduce additional products and related services. We plan to build stronger relationships with existing customers and attract new customers. We believe that our existing proprietary software can form the foundation for an even wider range of products and services for nonprofit organizations. Our current products share over half of our proprietary software code and were developed using common standards and practices. We believe this shared code allows us to more cost effectively expedite the development and rollout of product offerings and updates. In addition, we are building our future product offerings on a common platform, which we anticipate will improve our ability to create new offerings efficiently and expeditiously.

Pursue strategic acquisitions and alliances

We intend to selectively pursue acquisitions and alliances in the future with companies that provide us with complementary technology, customers and personnel with significant relevant experience, as well as to increase our access to additional geographic and vertical markets. We have completed significant acquisitions over the past five years, including the acquisition of Target Software, Inc. and Target Analysis Group, Inc., or the Target Companies, in January 2007, eTapestry.com, or eTapestry, in August 2007, Kintera Inc., or Kintera, in July 2008 and RLC Customer Centric Technology B.V., or RLC, in April 2009. We are also currently involved in a number of strategic relationships. We believe that our size and our history of leadership in the nonprofit sector make us an attractive acquirer or partner for others in the industry.

Expand international presence

We believe the United Kingdom, Canada, and Australia as well as other international markets represent growing market opportunities for our products and services. As further discussed below, we recently established a separate business unit to serve the needs of our operations in international markets and expand our presence in these markets. The acquisition of RLC in April 2009 provided us a foundation to expand into the Netherlands and other Western European markets. We currently have offices in Almere, Netherlands; Glasgow, Scotland; London, England; Sydney, Australia; and Toronto, Canada. We believe the overall market of international nonprofit organizations is changing. Donations to nonprofit organizations are increasing in response to reductions in governmental funding of certain activities. U.S.-based nonprofit organizations are growing their international activities and opening overseas locations. We believe the international marketplace is currently underserved and we intend to increase our international presence by expanding our sales and marketing efforts. We plan to make use of our installed base of customers to sell complementary products and services, and we plan to develop and offer new products tailored to international markets.

Products and Services

We license software and provide various services to our customers. During 2009, we generated revenue in six reportable segments and in four geographic regions, as described in more detail in Note 14 of our consolidated financial statements. These revenue segments are license fees, maintenance fees, and subscription fees for our software products, consulting and education services, analytic services and others. Effective January 1, 2010, we reorganized our business into three operating units, which we believe will better align our organization around key customer groups. The three operating units are the General Markets Business Unit, the Enterprise Customer Business Unit and the International Business Unit.

Software products

We offer nonprofit organizations a wide variety of software products, which can be used individually to help organizations with specific functions, such as fundraising, financial management, website management and prospect research, or combined into a fully-integrated suite of tools to help them manage multiple areas of their operations.

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

In addition to the standard functionality of The Raiser’s Edge, we have built a number of extended applications to address the specific needs of various market segments.

Blackbaud Enterprise CRM

Blackbaud Enterprise CRM (Enterprise CRM) is a flexible, customizable, scalable and secure Constituent Relationship Management (CRM) solution that addresses the unique needs of larger nonprofit organizations. Enterprise CRM helps large institutions build their brands, develop deeper and more personalized relationships with their constituencies and gain organizational efficiencies. Enterprise CRM brings together disparate information, such as annual and capital giving, gift planning, major giving, and alumni and parent systems, across multiple locations and within the departments and programs of a large organization. With a single system of record that can be securely and efficiently shared, larger organizations are able to turn their data into timely, actionable information that maximizes their fundraising efforts, synchronizes campaigns across departments and programs, and strengthens relationships with constituents.

eTapestry

eTapestry is a SaaS donor management and fundraising solution built specifically for smaller nonprofits. It tracks donors, prospects or alumni while managing gifts, pledges, and payments. eTapestry has been built to be operated in a hosted environment and be accessed via the Internet. This technology provides a system that is simple to maintain, costs little to operate and is intuitively easy to learn without extensive training. It offers nonprofit organizations a cost-effective way to manage donors, process gifts, create reports, accept online donations and communicate with constituents.

Online Solutions

Blackbaud NetCommunity

Blackbaud NetCommunity is an Internet marketing and communications tool that enables organizations that utilize the Raiser’s Edge software to build interactive websites and manage email marketing campaigns. With Blackbaud NetCommunity, organizations can establish online communities for social networking among constituents and also provide a platform for online giving, membership purchases, event registration, and more. Because Blackbaud NetCommunity requires the Raiser’s Edge database to operate, it can only be sold with Raiser’s Edge or to existing Raiser’s Edge customers. However, Blackbaud NetCommunity, in concert with The Raiser’s Edge, does provides a single source of up-to-date constituent information across an entire organization, regardless of how individual constituents interact and communicate with the organization.

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

Additionally, Sphere Connect, the Sphere open platform technology, provides organizations a developer-friendly interface with well documented and supported APIs, and a cost-effective approach to custom application development and integration to meet unique technology and business needs.

BlackbaudNow

BlackbaudNow offers small organizations a fast and simple way to develop an online presence and begin accepting online donations. It allows organizations, with no upfront cost, to publish a simple website, accept donations, manage constituent relationships, run reports and send emails to supporters. A PayPal® Donate button is built into the product.

Financial Management

The Financial Edge

The Financial Edge is an accounting application designed to address the specific accounting, analytical and financial reporting needs of nonprofit organizations. It integrates with The Raiser’s Edge to simplify gift entry processing and relate information from both systems in an informative manner to eliminate redundant tasks. The Financial Edge improves the transparency and accountability of organizations by allowing them to track and report from multiple views, measure the effectiveness of programs and other initiatives, use budgets as monitoring and strategic planning tools and supervise cash flow. As a result, The Financial Edge provides nonprofit organizations with the means to help manage fiscal and fiduciary responsibility, enabling them to be more accountable to their constituents. In addition, The Financial Edge is designed specifically to meet governmental accounting and financial reporting requirements prescribed by the Financial Accounting Standards Board (FASB) and Governmental Accounting Standards Board (GASB).

As with The Raiser’s Edge, we have built extended applications to address the specific functional needs of our customers such as Purchase Orders, WebPurchasing, Electronic Funds Transfer, Cash Management, Cash Receipts, Payroll, Fixed Assets, Student Billing, School Store Manager and Accounting Forms.

FundWare

FundWare is a fund accounting solution designed to provide nonprofit and/or government organizations with improved operational efficiencies, reporting flexibility and the ability to manage sophisticated fund allocations. It uses a configurable set of modules designed to provide functionality that meets an organization’s specific needs. FundWare unites accounting, budgeting and reporting tools with a built-in audit trail and easy-to-prepare audit schedules. Users are able to easily produce GASB and FASB financial reports including indirect costs or complex revenue allocations. Further, users have the ability to conduct real-time budget monitoring, maintain budget modification histories, including comparisons between actual and revised budgets and prepare cross-fiscal year budgets. FundWare utilizes an Excel-based reporting tool that enables the use of current Excel spreadsheets and skills while linking to FundWare’s financial database, providing real-time information without the extra step of importing or exporting.

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

Blackbaud’s Student Information System

Blackbaud’s Student Information System is a complete software solution designed for small colleges and other institutions of higher education with a full-time enrollment of less than 5,000. The solution links student information across all campus offices and includes functionality designed specifically to organize the admissions and registrar’s processes. In addition, Blackbaud’s Student Information System can be combined with other applications to offer integration across back-office functions, providing one-time entry for biographical information, financial reliability, and audit trail functionality. This helps significantly reduce time spent on data maintenance and creation of class schedules and allows institutions to communicate efficiently with prospects, students and alumni.

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

Direct Marketing

Blackbaud Direct Marketing

Blackbaud Direct Marketing allows nonprofit organizations to achieve integrated campaign planning by managing direct marketing campaigns with multiple types of media and channels. It delivers campaign management capabilities including planning and budgeting, predictive analysis and list segmentation, campaign execution and performance measurement, and reporting. The result is that nonprofit organizations can more easily manage their marketing campaigns while maximizing the return on investment of their direct marketing efforts. Nonprofit organizations can integrate Blackbaud Direct Marketing with Blackbaud Enterprise CRM or The Raiser’s Edge to combine fundraising functions with direct marketing campaigns.

Events Management

Sphere Events

The Sphere Friends Asking Friends software product enables organizations to quickly and easily launch and manage online event fundraising websites. Sphere Friends Asking Friends facilitates growth in donations and participation levels by providing participants tools to become fundraisers and recruiters on behalf of nonprofit organizations. It is used by organizations of all sizes and budgets to manage regional to national events.

Consulting and education services

Our consultants provide conversion and implementation services for each of our software products. These services include:

•	System implementation, including all aspects of installation and configuration, to ensure a smooth transition from the customer’s legacy system and to create a more streamlined business workflow;

•	Management of the data conversion process to ensure data is a reliable and powerful source of information for an organization;

•	Business process analysis and application customization to ensure that the organization’s system is properly aligned with an organization’s processes and objectives;

•	Removal of duplicate records, database merging and enrichment, information cleansing and consolidation, and secure credit card transaction processing;

•	Database production activities, including direct marketing, business intelligence, cultivation and stewardship processes; and

•	Website design services, Internet strategy consulting and specialized services, such as email marketing and search engine optimization.

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

Blackbaud OnDemand

The Blackbaud OnDemand hosting solution provides our customers with a convenient, affordable alternative to setting up and managing Blackbaud applications on their own. Our technical team will set up and manage on an ongoing basis the hosting of one or more Blackbaud systems on our secure servers and ensure that they are accessible and current on a 24/7 basis. All that is needed to connect is a web browser. We manage everything from initial data setup through network security configuration.

Analytics services

Target Analytics

Target Analytics was formed in early 2008 by combining Blackbaud’s prospect research division with the then newly acquired Target Analysis Group. We added to the offerings further in 2008 with the P!N wealth screening service which was added with the acquisition of Kintera. Target Analytics offers a comprehensive range of products and services for nonprofit organizations’ analytics needs. These include donor acquisition and development tools, prospect segmentation, wealth identification and collaborative peer benchmarking. Target Analytics offers software, solutions, and services such as:

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

ResearchPoint—Combines public data with donor information from a nonprofit’s database of records to build a complete view of prospects, enabling it to better target and secure gifts. It also enables organizations to help uncover major and planned giving prospects within a nonprofit’s database.

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

Payment Processing

Our products provide our customers payment processing capabilities that enable their donors to make donations and purchase goods and services using numerous payment options, including credit card and ACH checking transactions, through secure online transactions. Through our Sphere products, we provide payment processing services in which we collect funds on behalf of our customers for a processing fee.

Customers

We have customers in every principal vertical market within the nonprofit industry. At the end of 2009, we had approximately 22,000 customers that range from small, local charities to healthcare and higher education organizations to the largest national health and human services organizations. No one customer accounts for more than 2% of our annual revenue.

Sales and Marketing

The majority of our software and related services are sold through direct sales forces. Our direct sales force is complemented by a team of account development representatives responsible for sales lead generation and qualification. These sales and marketing professionals are located in Charleston, South Carolina, Cambridge, Massachusetts, near Indianapolis, Indiana and in San Diego, California. We also employ remote sales staff in metropolitan areas throughout the United States, the United Kingdom, Canada and Australia. As of December 31, 2009, we had approximately 233 direct sales employees. We plan to continue expanding our direct sales force in the Americas, Europe and Asia as market demand recovers from the current economic environment. During 2009, our sales force was divided into two main areas of responsibility:

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

Competition

The market for software and related services in the nonprofit sector is competitive, although the competition is highly fragmented. For certain areas of the market, entry barriers are low. However, we believe our experience and product depth makes us a formidable competitor. We expect to continue to see new competitors as the market matures and as nonprofit organizations become more aware of the advantages and efficiencies attainable through the use of specialized software. A number of diversified software enterprises have made acquisitions or developed products for the market, including Sage and SunGard. Other companies, such as Microsoft, Salesforce.com and Oracle have greater marketing resources, revenue and market recognition than we do. They offer few products that are designed specifically for nonprofits, in addition to some of their products which have a degree of functionality for nonprofits that could be considered competitive. These larger companies could decide to enter the market with new, directly competitive products or through acquisitions of our current competitors.

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

We also compete with providers of traditional, less automated fundraising services, including parties providing services in support of traditional direct mail campaigns, special events fundraising, telemarketing and personal solicitations. Although there are numerous general software developers marketing products that have some application in the nonprofit market, these competitors have generally neglected to focus specifically on this market and typically lack the domain expertise to cost effectively build or implement integrated solutions for the market’s needs. We believe we compete successfully against these traditional fundraising services, primarily because our products and services are more automated, more robust and more efficient.

Research and Development

We have made substantial investments in research and development and expect to continue to do so as a part of our strategy to introduce additional products and services. As of December 31, 2009, we had approximately 377 employees working on research and development. Our research and development expenses for the years ending on December 31, 2009, 2008, and 2007 were $45.7 million, $38.7 million and $28.5 million, respectively.

Technology and Architecture

We have products such as Blackbaud Enterprises CRM and Blackbaud Direct Marketing that are built on the Microsoft® .Net™ framework platform. These products are web-delivered applications utilizing a Service Oriented Architecture built on Internet standards and protocols such as HTTP, XML and SOAP. This architecture is designed to support flexible deployment scenarios including both on-premise, as well as hosted by Blackbaud in a SaaS model. The applications expose web service application programming interfaces so that functionality and business logic can be accessed programmatically from outside the context of an interactive user application. This allows our customers to extend and modify the functionality of our applications without requiring them to make any source code or data modifications themselves. This is important for customers who want to customize our applications by incorporating their own business logic into key areas of the applications. The end result is a robust customization platform through which the application can be modified and extended without requiring source code alteration.

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

Intellectual Property and Other Proprietary Rights

To protect our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws in various jurisdictions, as well as employee and third-party nondisclosure agreements and confidentiality procedures. We have a number of registered trademarks, including “Blackbaud”, “The Raiser’s Edge” and “Blackbaud Enterprise CRM”. We have applied for additional trademarks. We currently have six patents pending on our technology, including functionality in The Financial Edge, The Information Edge, and ProspectPoint.

Employees

As of December 31, 2009, we had 1,956 employees, consisting of 436 in sales and marketing, 377 in research and development, 508 in consulting and professional services, 249 in customer support, 166 in subscriptions and 220 general and administrative personnel. None of our employees are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.

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

Executive Officers

The following table sets forth certain information concerning our executive officers as of February 25, 2010:

Name	Age
Marc E. Chardon	54	President and Chief Executive Officer
Charles T. Cumbaa	57	President, Enterprise Customer Business Unit
Kevin Mooney	51	President, General Markets Business Unit
Timothy V. Williams	60	Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary
Louis J. Attanasi	48	Senior Vice President of Product Development
Lee W. Gartley	45	Senior Vice President, President of Target Analytics
Charles L. Longfield	53	Senior Vice President, Chief Scientist
John J. Mistretta	54	Senior Vice President of Human Resources
Heidi H. Strenck	40	Senior Vice President, Controller, Assistant Treasurer and Assistant Secretary
Gerard J. Zink	46	Senior Vice President of General Markets Business Unit Customer Support

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

Charles T. Cumbaa has served as our President, Enterprise Customer Business Unit since January 2010. From, May 2001 to December 2009 he served as Senior Vice President of Products and Services. Prior to joining us, Mr. Cumbaa was an Executive Vice President with Intertech Information Management from December 1998 until October 2000. From 1992 until 1998 he was President and Chief Executive Officer of Cognitech, Inc., a software company he founded. From 1984 to 1992 he was Executive Vice President of Sales and Services at Sales Technologies. Prior to that, he was employed by McKinsey & Company. Mr. Cumbaa holds a BA from Mississippi State University and an MBA from Harvard Business School.

Kevin Mooney has served as our President, General Markets Business Unit since January 2010. He joined us in July 2008 as our Senior Vice President of Sales & Marketing and Chief Commercial Officer. Before joining Blackbaud, Mr. Mooney was a senior executive at Travelport GDS from August 2007 to May 2008. As Chief Commercial Officer of Travelport GDS, one of the world’s largest providers of information services and transaction processing to the travel industry, Mr. Mooney was responsible for global sales, marketing, training, service and support activities. Prior to that he was Chief Financial Officer for Worldspan from March 2005 until it was acquired by Travelport in August 2007. Mr. Mooney has also held key executive positions in the telecommunications industry. Mr. Mooney graduated from Seton Hall University and holds an MBA in Finance from Georgia State University.

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

Louis J. Attanasi has served as our Senior Vice President of Product Development since January 2010. From January 2007 to January 2010, he served as our Senior Vice President of Products, initially serving in the capacity of Vice President of Products in 1996. From May 1986 to 1996, he served as a Software Engineer, Product Architect, and Product Development Manager. Prior to joining us, he taught mathematics at the State University of New York at Stony Brook and worked as a Software Engineer at Environmental Energy Corporation. Mr. Attanasi holds a BS in Mathematics from State University of New York at Stony Brook and an MS in Mathematics from the University of Charleston.

Lee W. Gartley joined us in January 2007 as a Senior Vice President as part of our acquisition of the Target Companies. Mr. Gartley remains President of, and responsible for the day-to-day operations of, Target Analytics. Prior to joining the Target Companies in 1998, Mr. Gartley was a senior marketer with Art Technology Group from 1996 until 1998 where he helped to launch an online commerce platform. From 1992 to 1996 he was a management consultant with Boston Consulting Group working with clients in a variety of industries to develop and implement sound strategy. Mr. Gartley holds a BA in Physics from Bowdoin College and an MBA from the Kellogg Graduate School of Management.

Charles L. Longfield has served as our Senior Vice President, Chief Scientist since January 2010. He joined us in January 2007 as our Chief Scientist as part of our acquisition of the Target Companies, both of which he founded and then led as Chief Executive Officer since the early 1990s. Mr. Longfield has extensive experience designing and implementing national as well as international constituency databases that address the fundraising information needs at many of the world’s largest nonprofit organizations. Mr. Longfield holds a BA in Mathematics and a M.Ed. from Harvard University and has over 30 years of experience helping nonprofits automate their fundraising operations.

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

Gerard J. Zink has served as our Senior Vice President of General Markets Business Unit Customer Support since January 2010. From January 2007 until January 2010, Mr. Zink served as our Senior Vice President of Customer Support. From June 1996 until January 2007 he served as our Vice President of Customer Support. Mr. Zink is responsible for overall customer satisfaction, information technology and administrative services. He joined us in November 1987 and served as a Customer Support Analyst and Manager of Customer Support before assuming his current position.

Item 1A. RISK FACTORS

Our business operations face a number of risks. These risks should be read and considered with other information provided in this report.

General economic factors, both domestically and internationally, might adversely affect our financial performance.

General economic conditions, globally or in one or more of the markets we serve, might adversely affect our financial performance. Weakness in the financial and housing markets, inflation, higher levels of unemployment, unavailability of consumer credit, higher consumer debt levels, higher tax rates and other changes in tax laws, overall economic slowdown and other economic factors could adversely affect donations to non-profits, reducing their revenue and therefore possibly their demand for the products and services we sell and lengthen our sales and payment cycles. During 2009, we experienced a decrease in demand for our products and services as difficult and uncertain economic conditions put pressure on the spending of many organizations in the nonprofit industry. Higher interest rates, inflation, higher costs of labor, insurance and healthcare, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States could increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our operations and operating results. These factors affect not only our operations, but also the operations of suppliers from whom we purchase or license products and services, a factor that could result in an increase in the cost to us of our products and services, reducing our margins.

A substantial portion of our revenue is derived from The Raiser’s Edge and Blackbaud Enterprise CRM, and a decline in sales or renewals of this or similar products and related services could harm our business.

We derive a substantial portion of our revenue from the sale of The Raiser’s Edge and Blackbaud Enterprise CRM, and other products that help customers manage constituent relationships and related services, and revenue from these products and related services is expected to continue to account for a substantial portion of our total revenue for the foreseeable future. For example, revenue from the sale of The Raiser’s Edge and related services represented approximately 38%, 45%, and 50% of our total revenue in 2009, 2008 and 2007, respectively. Revenue from the sale of Blackbaud Enterprise CRM and related services represented approximately 4%, 2%, and 1% of our total revenue in 2009, 2008 and 2007, respectively. Because we generally sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, we frequently sell The Raiser’s Edge or similar products to new customers and then attempt to generate incremental revenue from the sale of additional products and services. If demand for The Raiser’s Edge, Blackbaud Enterprise CRM or similar products declines significantly, our business would suffer.

We encounter lengthy sales cycles which could have an adverse effect on the amount, timing and predictability of our revenue and sales.

Potential customers, particularly our larger enterprise-wide clients, generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them as to the value of our software and services. Sales of our software products to these larger customers often require an extensive education and marketing effort. We could expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Historically, our software product sales cycle averages approximately two months for sales to existing customers and from six to nine months for sales to new customers and large enterprise-wide sales. Recently, we have experienced longer sales cycle times, delays and postponements of purchasing decisions by our current and prospective customers as a result of challenges posed upon nonprofit organizations by the weak economic environment. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:

•	our customers’ budgetary constraints;

•	the timing of our clients’ budget cycles and approval processes;

•	the impact of the macro economic environment on our customers;

•	our clients’ willingness to replace their current methods or software solutions;

•	our need to educate potential customers about the uses and benefits of our products and services; and

•	the timing and expiration of our clients’ current license agreements or outsourcing agreements for similar services.

If we are unsuccessful in closing sales after expending significant funds and management resources or if we experience delays as discussed above, it could have a material adverse effect on the amount, timing and predictability of our revenue.

We encounter long and complex implementation cycles, particularly for our largest customers, which could have an adverse effect on our profitability and the timing and predictability of our revenue.

Our implementation cycle for large enterprise-wide sales can extend for a year or more, which can negatively impact the timing and predictability of our revenue. The implementation of our products and services, particularly in our large Enterprise CRM engagements, involve complex configuration, business process reengineering and system interfaces. Our Enterprise CRM product offering is relatively new and we may not have historical experience with unanticipated implementation challenges or complexities that could arise in these engagements. Further, these projects typically are heavily dependent on customer participation, communication and timely responsiveness throughout the implementation cycle. As the complexity of these engagements increase, our revenues and profitability could suffer from having to perform unplanned incremental services at rates substantially below our normal hourly rates and from delays in project completion. If we are unsuccessful in implementing our products or if we experience delays, it could have a material adverse effect on our profitability and the timing and predictability of our revenue.

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

In recent years, much of our revenue growth has been derived from increased subscription offerings, including SaaS. This business model depends heavily on achieving economies of scale because the initial upfront investment is costly and the associated revenue is recognized on a ratable basis. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and demand of the subscription software pricing models, then our business and operating results could be adversely affected.

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

We recognize our maintenance and subscriptions revenue monthly over the term of the customer agreement. The term of the customer agreement is typically 12 months, although, it can extend to three years. As a result, much of the revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales to new customers, renewals by existing customers or market acceptance of our products in any one quarter will not necessarily be fully reflected in the revenues in that quarter and will negatively affect our revenues and profitability in future quarters.

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

In 2009, data security and privacy have remained material concerns for both our customers and state legislatures. Governments in some jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. This legislation could reduce the demand for our software products if we fail to design or enhance our products to enable our customers to comply with the privacy and security measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer data privacy legislation. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. If we or our customers were found to be subject to and in violation of any of these laws or other data privacy laws or regulations, our business would suffer and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and our customers and make it more difficult for donors to make online donations.

If we are unable, or customers believe we are unable, to detect and prevent unauthorized use of credit cards and safeguard confidential donor data, we could be subject to financial liability, our reputation could be harmed and customers may be reluctant to use our products and services.

Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the technology we use to protect sensitive transaction data. If any such compromise of our security, or the security of our customers, were to occur, it could result in misappropriation of proprietary information or interruptions in operations and have an adverse impact on our reputation or the reputation of our customers. All of our products are currently certified as Payment Application Data Security Standard compliant. Currently some of our products are not fully compliant with Payment Card Industry Data Security Standard, or PCI DSS. This or other factors could make customers believe we are unable to detect and prevent unauthorized use of credit cards or confidential donor data, which could harm our business. Additionally, these factors could make issuing banks believe the transactions of our customers are compromised and refuse to process those transactions, which could harm the reputation of our products and our business.

Additional PCI DSS standards go into effect next year. Conforming our products and services to PCI DSS is expensive and time-consuming. Our failure to maintain compliance with PCI DSS could make customers believe we are unable to detect and prevent unauthorized use of credit cards and bank account numbers or protect confidential donor data and our reputation and business might be harmed.

Our services and subscription revenue produces substantially lower gross margins than our license revenue, and changes in the relative mix of these and other sources of revenue could negatively affect our overall gross margins.

Our services revenue, which includes fees for consulting, implementation, training, data and technical services and analytics, was approximately 28%, 33% and 36% of our revenue for 2009, 2008 and 2007, respectively. Our services revenue has substantially lower gross margins than our product license revenue. An increase in the percentage of total revenue represented by services revenue would adversely affect our overall gross margins.

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

For example, revenue from our training services, which represented 17%, 22% and 23% of our total services revenue during 2009, 2008 and 2007, respectively, has recently experienced a decrease in demand because existing and prospective customers have been experiencing budgetary constraints resulting from the challenges posed by the overall economic environment. The training services revenue typically has a higher gross margin than other services revenue. A continued decrease in the demand for training services could adversely affect our profitability and operating results.

Our subscription revenue, which includes fees for providing access to hosted applications, application hosting services and access to certain data services and our online subscription training offerings, has experienced the largest percentage revenue growth over the last three years. Subscription revenue was approximately 24%, 16% and 10% of our revenue for 2009, 2008 and 2007, respectively. Our subscription revenue has substantially lower gross margins than our product license revenue. An increase in the percentage of total revenue represented by subscription revenue could adversely affect our overall gross margins. If nonprofits in general, and specifically our customers and prospects, desire to adopt our subscription offerings much more rapidly than we currently anticipate and we are unable to respond in a timely fashion, we could encounter significant effects to our business, including substantial capital expenditures, reduction in profitability, decrease in revenue growth and/or we could become potentially less competitive, resulting in a loss of market share.

Any erosion of our margins for our services and/or subscription revenue or any adverse changes in the mix of our license versus service and subscription revenue could adversely affect our operating results.

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

If we fail to respond to technological changes to be competitive our business could suffer.

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

Further, in the past, we have used equity incentive programs as part of our overall employee compensation arrangements to both attract and retain personnel. A decline in our stock price could negatively impact the value of these equity incentive and related compensation programs as retention and recruiting tools. We may need to create new or additional equity incentive programs and/or compensation packages to remain competitive, which could be dilutive to our existing stockholders and/or adversely affect our results of operations.

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

We currently have operations in Canada, United Kingdom, Netherlands and Australia, and we intend to expand further into international markets. We have limited experience in international operations and may not be able to compete effectively in international markets. Our international offices generated revenues of approximately $39.7 million, $40.3 million and $36.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Accordingly, international revenue decreased 1.5% in 2009 and increased 11.3% in 2008. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and may require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors.

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

At December 31, 2009 we had no borrowings under our revolving credit facility, however, we may draw on our revolving credit facility from time to time to help us meet our short-term financial needs. Our revolving credit facility contains restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, repurchase stock and enter into transactions with affiliates. There can be no assurance that we will be able to remain in compliance with the covenants to which we are subject in the future and, if we fail to do so, that we will be able to obtain waivers from our lenders or amend the covenants.

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

In connection with the initial acquisition of our common stock as part of our recapitalization in 1999, we recorded approximately $107.0 million as a deferred tax asset. Our deferred tax asset balance of $61.3 million, of which $35.9 million relates to our 1999 recapitalization, was approximately 20% of our total assets as of December 31, 2009.

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

Included in our deferred tax asset balance is $17.3 million related to federal net operating loss carryforwards, which is approximately 6% of our total assets at December 31, 2009. Our federal net operating loss carryforwards are subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors under Section 382 of the Internal Revenue Code. If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration, which would have an adverse affect our future cash flow, financial condition and results of operations.

We might not be able to implement our operating unit reorganization successfully.

Effective January 1, 2010, we reorganized our business into three operating units to better align our organization around key customer groups. The three operating units are the General Markets Business Unit, the Enterprise Customer Business Unit and the International Business Unit. The successful reorganization of these operating units will require, among other things, coordination of direct revenue-generating activities, including sales, professional services and customer support within each unit. The diversion of management’s attention and any difficulties encountered in this process might negatively impact our ability to implement the reorganization and our goal to better align our operating structure with the different needs of the diverse types and sizes of organizations we serve and, ultimately, our ability to improve our competitive and financial performance in the future.

We might face challenges in integrating our recent acquisitions and, as a result, might not realize the expected benefits of these acquisitions.

In April 2009, we acquired RLC. During 2008, we acquired Kintera and during 2007 we acquired the Target Companies and eTapestry. Managing and integrating the operations and personnel of an acquired company can be a complex process. The integration might not be completed rapidly or achieve the anticipated benefits of the acquisition. The successful integration of the acquired companies will require, among other things, coordination of various departments, including product development, engineering, sales and marketing and finance. Further, a successful integration of the acquired companies internal control structure will be required. The diversion of the attention of management and any difficulties encountered in this process could cause the disruption of, or a loss of momentum in, sales or product development. The inability to successfully integrate the operations and personnel of our recently acquired companies, or any significant delay in achieving integration, could have a material adverse effect on our business and on the market price of our common stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease our headquarters in Charleston, South Carolina which consists of approximately 230,000 square feet. The lease on our Charleston headquarters expires in October 2024, and we have the option for two 5-year renewal periods. We also lease facilities near Indianapolis, Indiana and in San Diego, California; Cambridge, Massachusetts; Almere, Netherlands; Glasgow, Scotland; London, England; and Sydney, Australia. We believe that our properties are in good operating condition and adequately serve our current business operations for all of our business segments. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3. LEGAL PROCEEDINGS

From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse affect on us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2009.

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

Blackbaud quarterly high and low stock prices

	High	Low
Fiscal year ended December 31, 2009
First quarter	$13.43	$9.15
Second quarter	15.77	12.35
Third quarter	24.40	13.52
Fourth quarter	24.43	21.18

Fiscal year ended December 31, 2008
First quarter	$27.75	$23.23
Second quarter	25.72	20.68
Third quarter	22.69	17.86
Fourth quarter	18.70	10.77

As of February 12, 2010, there were 237 stockholders of record and approximately 15,000 beneficial owners of our common stock. On February 12, 2010, the closing price of our common stock was $22.17.

Stock performance graph

The following performance graph compares the performance of our common stock to the Center for Research in Security Prices (CRSP) Total Market Return Index for the NASDAQ Stock Market and to a peer group industry index based on the standard industrial code for computer programming, data processing and other computer-related services. The graph covers the most recent five-year period ending December 31, 2009. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2004, and that all dividends are reinvested. We paid quarterly dividends at an annual rate of $0.40, $0.40, $0.34 and $0.28 per share for the years ending December 31, 2009, 2008, 2007 and 2006, respectively.

	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008	12/31/2009
Blackbaud Common Stock	$100.00	$116.92	$177.93	$191.93	$92.42	$161.78
CRSP Total Market Return Index	$100.00	$102.13	$112.20	$121.67	$58.68	$84.28
Peer Group	$100.00	$103.39	$116.09	$141.85	$81.65	$133.45

Issuer purchases of issuer securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, October 1, 2009				$30,770
October 1, 2009 through October 31, 2009	26,197	$22.22	—	$30,770
November 1, 2009 through November 30, 2009	114,697	$22.07	—	$30,770
December 1, 2009 through December 31, 2009	110	$23.63	—	$30,770
Total	141,004	$22.10	—	$30,770
(1)	During the period, there were no shares repurchased. The shares in the table represent shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock and exercise of stock appreciation rights during the period.

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

In accordance with this dividend policy, we paid quarterly dividends at an annual rate of $0.40 per share in 2009 and 2008, resulting in an aggregate dividend payment to stockholders of $17.7 million and $17.5 million in 2009 and 2008, respectively. In February 2010, our Board of Directors approved an annual dividend rate of $0.44 per share for 2010. We declared a first quarter dividend of $0.11 per share payable on March 15, 2010 to stockholders of record on February 26, 2010, and currently intend to pay quarterly dividends at an annual rate of $0.44 per share of common stock for each of the remaining fiscal quarters in 2010. Dividends at this rate would total approximately $19.4 million in the aggregate on the common stock in 2010 (assuming 44.0 million shares of common stock are outstanding, net of treasury stock).

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

Assumptions and considerations

We estimate that the cash necessary to fund dividends on our common stock for 2010 at an annual rate of $0.44 per share is approximately $19.4 million (assuming 44.0 million shares of common stock are outstanding, net of treasury stock).

In May 2008, our Board of Directors approved a new stock repurchase program that authorized us to purchase up to $40 million of our outstanding shares of common stock. The prior program was terminated at that date and the remaining balance that was authorized but not used under the prior stock repurchase program was included in the amount authorized under the new program. The new program does not have an expiration date. The shares could be purchased in conjunction with a public offering of our stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. As of February 12, 2010, we had purchased 520,423 shares of common stock for $9.2 million pursuant to this program. Any open market purchases under the repurchase program will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. We might not purchase any additional shares of common stock and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, to cancel the stock repurchase program.

We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2010, including dividends and purchases under our stock repurchase program. See “Management’s discussion and analysis of financial conditions and results of operations—Liquidity and capital resources” in this report.

If our assumptions as to operating expenses, working capital requirements and capital expenditures are too low or if unexpected cash needs arise that we are not able to fund with cash on hand or with borrowings under our credit facility, we would need to either reduce or eliminate dividends. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash available for future dividends and other purposes, which could negatively impact our stock price, financial condition, results of operations and ability to maintain or expand our business.

We have estimated our dividend only for 2010, and we cannot assure our stockholders that during or following such periods that we will pay dividends at the estimated levels, or at all. We are not required to pay dividends and our Board of Directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our Board of Directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Indeed, over time our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.

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

Restrictions on payment of dividends

Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2009, we had approximately $22.8 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2010 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2010, our Board of Directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included elsewhere in this report. The following data, insofar as it relates to each of the years ended December 31, 2009, 2008, and 2007, has been derived from the audited annual financial statements, including the consolidated balance sheets at December 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for the three years ended December 31, 2009, 2008 and 2007 and notes thereto appearing elsewhere herein. The following data, insofar as it relates to each of the years ended December 31, 2006 and 2005 and the consolidated balance sheet as of December 31, 2007, 2006 and 2005 are derived from audited financial statements not included in this report.

As described in Note 2 of the consolidated financial statements included in this annual report, we made business acquisitions in 2008, 2007 and 2006, which could affect the comparability of the information presented.

	Years ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005
Consolidated statements of operations data:
Revenue
License fees	$25,392	$35,932	$37,569	$32,500	$29,978
Services	87,834	100,824	91,376	61,242	52,606
Maintenance	116,476	107,304	94,602	80,893	71,163
Subscriptions	72,898	49,705	25,389	10,605	6,965
Other revenue	6,738	8,730	8,102	6,140	5,237

Total revenue	309,338	302,495	257,038	191,380	165,949

Cost of revenue
Cost of license fees	3,582	3,316	2,870	2,260	4,380
Cost of services(1)	61,713	63,960	54,908	33,717	28,409
Cost of maintenance(1)	21,364	20,185	17,119	13,225	10,926
Cost of subscriptions(1)	28,183	20,587	10,306	2,360	1,472
Cost of other revenue	6,098	8,368	7,274	5,709	4,943

Total cost of revenue	120,940	116,416	92,477	57,271	50,130

Gross profit	188,398	186,079	164,561	134,109	115,819
Operating expenses
Sales and marketing(1)	62,796	65,185	56,994	41,405	33,491
Research and development(1)	45,662	38,708	28,525	23,118	21,138
General and administrative(1)	33,380	34,072	26,144	21,757	15,795
Amortization	768	713	491	699	18

Total operating expenses	142,606	138,678	112,154	86,979	70,442

Income from operations	45,792	47,401	52,407	47,130	45,377
Interest income	637	526	813	1,584	964
Interest expense	(962)	(1,526)	(1,164)	(48)	(49)
Other income (expense), net	220	(194)	(503)	(238)	6

Income before provision for income taxes	45,687	46,207	51,553	48,428	46,298
Income tax provision	17,240	16,329	19,829	18,275	13,211

Net income	$28,447	$29,878	$31,724	$30,153	$33,087

Earnings per share
Basic	$0.67	$0.70	$0.73	$0.70	$0.78
Diluted	$0.65	$0.68	$0.71	$0.68	$0.72
Common shares and equivalents outstanding
Basic weighted average shares	42,771	42,959	43,619	43,320	42,559
Diluted weighted average shares	43,600	43,959	44,595	44,668	46,210
Dividends per share	$0.40	$0.40	$0.34	$0.28	$0.20

	Years ended December 31,
(in thousands)	2009	2008	2007	2006	2005
Summary of stock-based compensation (benefit):
Cost of services	$1,433	$1,442	$627	$531	$269
Cost of maintenance	750	534	234	117	33
Cost of subscriptions	387	283	274	19	—

Total included in cost of revenue	2,570	2,259	1,135	667	302

Sales and marketing	1,605	1,607	831	813	217
Research and development	2,944	2,396	1,219	746	139
General and administrative	5,168	5,823	3,749	5,174	(343)

Total included in operating expenses	9,717	9,826	5,799	6,733	13

Total stock-based compensation	$12,287	$12,085	$6,934	$7,400	$315

(1)	Includes stock-based compensation as set forth in tabular summary of stock-based compensation (benefit) for all periods presented. We adopted SFAS 123(R) on January 1, 2006.

	December 31,
(in thousands)	2009	2008	2007	2006	2005
Consolidated balance sheet data:
Cash and cash equivalents	$22,769	$16,361	$14,775	$67,783	$22,683
Deferred tax asset, including current portion	61,298	71,620	53,972	67,620	80,052
Working capital (deficit)	(70,485)	(109,962)	(46,977)	14,125	(16,866)
Total assets	304,229	313,886	237,694	195,009	148,463
Deferred revenue	135,584	119,640	96,100	76,952	63,222
Total liabilities	188,123	223,378	124,591	99,651	83,711
Common stock	52	51	50	49	48
Additional paid-in capital	134,726	116,846	105,687	88,409	73,583
Total stockholders’ equity	$116,106	$90,508	$113,103	$95,358	$64,752

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

Executive summary

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. At the end of 2009, we had approximately 22,000 active customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

Revenue for 2009 increased 2% compared to 2008. The inclusion of Kintera, which we acquired in July 2008, resulted in an increase in revenue of $16.1 million for 2009. Excluding the impact of Kintera, revenue decreased by 3% for 2009 when compared to 2008. When removing the impact of foreign currency translation, revenue increased by 4% when comparing 2009 to 2008. Further, when removing the impact of foreign currency translation and the impact from Kintera, revenue decreased by 2% when comparing 2009 to 2008.

Our selling environment remained challenging during 2009 as difficult and uncertain economic conditions continued to put pressure on the spending of many organizations in the nonprofit industry. Revenues associated with our perpetual license offerings and related services decreased compared to 2008 as a result of these economic conditions and reduced market demand for these offerings. However, our recurring revenue, which is comprised of maintenance services and subscription offerings, continued to experience growth during 2009. Revenue from maintenance services and subscription offerings, which represented approximately 61% of our revenue on a combined basis, grew 21% in 2009 compared to 2008. Approximately half of this revenue growth is attributable to Kintera and the remaining growth is principally the result of our business increasingly evolving towards product sales on a subscription basis. We believe this trend will continue in the future.

In 2009, we focused on closely managing our operating expenses and achieving our targeted level of profitability. Income from operations for 2009 decreased by $1.6 million compared to 2008. During 2009, the decrease in income from operations is primarily attributable to an increase in stock based compensation expense, amortization expense associated with intangible assets from our recent acquisitions and research and development expense to support our continuing product investment.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

We ended 2009 with cash and cash equivalents totaling $22.8 million and no outstanding borrowings on our credit facility. During 2009, we generated $86.8 million in cash flow from operations out of which we paid $59.0 million on our credit facility and $17.7 million in dividends. Additionally, cash flow from operations allowed us to fund the purchase of $5.5 million of property and equipment, and increase our cash and cash equivalents by $6.4 million.

We expect that our operating environment will remain challenging in 2010 as existing and prospective customers continue to exercise caution in expenditure decisions. Notwithstanding these conditions, we plan to continue to focus on expanding market share, selectively investing in our growth initiatives and strengthening our leadership position. As we have throughout 2009, we will also focus on controlling and, as necessary, reducing the costs and expenses of our operations to achieve our targeted level of profitability.

Consolidated statements of operations, percent of revenue

	Years ended December 31,
	2009	2008	2007
Revenue
License fees	8.2%	11.9%	14.6%
Services	28.4	33.3	35.5
Maintenance	37.7	35.5	36.8
Subscriptions	23.5	16.4	9.9
Other revenue	2.2	2.9	3.2

Total revenue	100.0%	100.0%	100.0%

Cost of revenue
Cost of license fees	1.1	1.1	1.1
Cost of services	20.0	21.1	21.4
Cost of maintenance	6.9	6.7	6.7
Cost of subscriptions	9.1	6.8	4.0
Cost of other revenue	2.0	2.8	2.8

Total cost of revenue	39.1	38.5	36.0

Gross profit	60.9	61.5	64.0

Operating expenses
Sales and marketing	20.3	21.5	22.2
Research and development	14.8	12.8	11.1
General and administrative	10.8	11.3	10.2
Amortization	0.2	0.2	0.2

Total operating expenses	46.1	45.8	43.6

Income from operations	14.8	15.7	20.4
Interest income	0.2	0.2	0.3
Interest expense	(0.3)	(0.5)	(0.5)
Other income (expense), net	0.1	(0.1)	(0.2)

Income before provision for income taxes	14.8	15.3	20.1
Income tax provision	5.6	5.4	7.7

Net income	9.2%	9.9%	12.3%

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Results of operations

Comparison of the years ended December 31, 2009, 2008 and 2007

On April 29, 2009, we acquired RLC Customer Centric Technology B.V. (RLC), a privately held limited company based in the Netherlands. The acquisition of RLC provides us with a foundation to expand into the Netherlands and other Western European markets.

During 2008 and 2007, we acquired companies that provided us with a strategic opportunity to expand our share of the nonprofit market with SaaS and subscription offerings, and through the integration of complimentary products and services to serve the changing needs of our customers. Following are the companies we acquired during 2008 and 2007 and their respective acquisition date:

•	Target Software, Inc. and Target Analysis Group, Inc. (together referred to as the Target Companies)—January 16, 2007;

•	eTapestry.com, Inc. (referred to as eTapestry)—August 1, 2007; and

•	Kintera, Inc. (referred to as Kintera)—July 8, 2008.

The results of operations of the acquired companies are included in our consolidated results of operations from the dates of their respective acquisition as noted above, which impacts the comparability of our results of operations when comparing 2009 to 2008 and 2008 to 2007. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our results of operations due to the inclusion of the acquired companies for only a partial year in the year of acquisition and a full year in the subsequent year.

Revenue

The table below compares revenue from our statement of operations for the years ended December 31, 2009, 2008, and 2007.

	Years ended December 31,			2009 versus 2008		2008 versus 2007
(in millions)	2009	2008	2007	Change	% Change	Change	% Change

License fees	$25.4	$35.9	$37.5	$(10.5)	(29)%	$(1.6)	(4)%
Services	87.8	100.8	91.4	(13.0)	(13)%	9.4	10%
Maintenance	116.5	107.3	94.6	9.2	9%	12.7	13%
Subscriptions	72.9	49.7	25.4	23.2	47%	24.3	96%
Other	6.7	8.8	8.1	(2.1)	(24)%	0.7	9%

Total revenue	$309.3	$302.5	$257.0	$6.8	2%	$45.5	18%

Total revenue increased $6.8 million, or 2%, in 2009 compared to 2008. The increase in revenue is primarily due to growth in subscription revenue as a result of the acquisition of Kintera and an increase in demand for our hosting services and online data services. The growth in revenue from our subscription offerings is also a result of the ongoing evolution of our product offerings from license-based to subscription-based offerings. Maintenance revenue also increased due to additional revenue from new maintenance contracts associated with new license agreements and existing client increases. The increase in subscriptions and maintenance revenue was partially offset by decreases in license fees and services revenue. The decreases in license fees and services revenue are principally attributable to the delays and postponements of purchasing decisions by our existing and prospective customers resulting from the weak economic environment.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Total revenue increased $45.5 million, or 18%, in 2008 compared to 2007. Approximately half, or $22.0 million, of the increase in total revenue was attributable to the inclusion of eTapestry and Kintera in our consolidated results of operations. The remaining increase in revenue for 2008, totaling $23.5 million and representing a 9% increase over 2007, was primarily attributable to growth in revenue from subscriptions and maintenance services. The increase in maintenance revenue is principally from new maintenance contracts with associated with new license agreements and existing client increases. Subscription revenue increased 35%, excluding the impact of our acquisitions, due to an increase in demand for our hosting and other online data services.

Segment results

Through December 31, 2009, we analyzed our business according to our six operating segments as identified in Note 14 of our consolidated financial statements, which are license fees, consulting and education services, analytic services, maintenance, subscriptions and other. The analyses provided below are presented on a non-GAAP basis before the inclusion of various allocable corporate costs such as depreciation, facilities and information technology (IT) support costs, stock-based compensation and amortization of intangibles arising from business combinations because, in managing our operations, we believe that the exclusion of these costs allows us to better understand and manage our operating expenses and cash needs. These excluded costs are analyzed separately following the segment results analysis.

License fees

	Years ended December 31,			2009 versus 2008		2008 versus 2007
(in millions)	2009	2008	2007	Change	% Change	Change	% Change

License fee revenue	$25.4	$35.9	$37.5	$(10.5)	(29)%	$(1.6)	(4)%
Direct controllable cost of license fees	3.2	3.1	2.7	0.1	3%	0.4	15%

Segment income	$22.2	$32.8	$34.8	$(10.6)	(32)%	$(2.0)	(6)%

Segment margin %	87%	91%	93%

Revenue from license fees is derived from the sale of our software products, under a perpetual license agreement. The decrease in license fee revenue during 2009 when compared to 2008 and during 2008 when compared to 2007 is principally attributable to longer sales cycle times, delays and postponement of purchasing decisions and overall caution exercised by existing and prospective customers as a result of continued challenges posed by the weak economic environment. In addition, we are increasingly experiencing a shift in our customers’ buying preference away from perpetual license agreements towards subscription-based hosted applications.

During 2009, license fee revenue decreased by $10.5 million when compared to 2008. Sales from license fees to new customers decreased $4.2 million and sales to existing clients decreased by $6.3 million. Additionally, during 2009, revenue related to our Enterprise CRM offering grew by $3.7 million, which was offset by decreases in our other perpetual license product offerings of $14.2 million.

During 2008, sales from license fees to new customers decreased by $2.9 million when compared to 2007, offset by an increase to existing customers of $1.3 million.

Direct controllable cost of license fees is principally comprised of third-party software royalties and variable reseller commissions. The increase in cost of license fees for 2009 when compared to 2008 and 2008 when compared to 2007 is primarily attributable to a shift in the mix of license fee revenue toward products with higher third-party software royalty costs.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Consulting and education services

	Years ended December 31,			2009 versus 2008		2008 versus 2007
(in millions)	2009	2008	2007	Change	% Change	Change	% Change

Consulting and education services revenue	$65.3	$77.7	$73.2	$(12.4)	(16)%	$4.5	6%
Direct controllable cost of consulting and education services	41.8	44.4	38.8	(2.6)	(6)%	5.6	14%

Segment income	$23.5	$33.3	$34.4	$(9.8)	(29)%	$(1.1)	(3)%

Segment margin %	36%	43%	47%

Consulting and education services revenue consists of consulting, installation, implementation and education services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities.

During 2009, consulting and education services revenue decreased $12.4 million when compared to 2008. The inclusion of Kintera for a full year in 2009 compared to a partial year in 2008 accounted for $0.6 million of an increase in consulting and education services revenue. Included in consulting and education services revenue in 2009 is $0.7 million of revenue attributable to RLC. The decrease in revenue is principally the result of decreased volume of consulting, installation and implementation services delivered for our core software products and decreased demand for training services as existing and prospective customers continue to experience budgetary constraints associated with the challenges posed by the overall economic environment. To a lesser extent, the decrease in revenue is attributable to a reduction in the rates we charge as a result of a higher level of discounts offered on our service offerings during 2009 compared to 2008. During 2009, these decreases of $17.0 million were partially offset by an increase of $4.6 million in consulting services associated with our Enterprise CRM product offering and our internet-based products.

During 2008, consulting and education services revenue increased by $4.5 million when compared to 2007, of which $1.9 million is attributable to Kintera and eTapestry. The rates charged for our service offerings remained relatively constant year over year and, as such, the increase in revenue in 2008 is principally the result of increased volume of services provided. The increase in volume of services provided is principally due to an increase in the demand in consulting services associated with our new Enterprise CRM product offerings and our internet based products.

Cost of consulting and education services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals and other costs incurred in providing consulting, installation and implementation services and customer training.

During 2009, cost of consulting and education services decreased by $2.6 million. Human resource costs related to additional headcount attributable to Kintera and RLC increased cost of consulting and education services by $2.4 million. Excluding the impact of acquisitions, the remaining decrease in cost of consulting and education services of $5.0 million during 2009 is primarily due to a reduction in travel-related expenses, recruiting and other costs.

During 2008, cost of consulting and education services increased by $5.6 million, of which $2.2 million is attributable to the inclusion of human resource costs associated with Kintera and eTapestry. Excluding the impact of acquisitions, the remaining increase of $3.4 million is primarily attributable to human resource cost increases as a result of increased skills and competencies in our service professionals.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

The decrease in segment margin from 2008 to 2009 is principally due to the decrease in demand for consulting and education services while the cost of consulting and education services decreased to a lesser extent. Cost of consulting and education services decreased at a lower rate than the associated revenue principally due to maintaining resource capacity for the increase in services associated with our Enterprise CRM product offerings and the expected increase in services when the economic environment improves.

The decrease in segment margin from 2007 to 2008 is primarily attributable to average billing rates for our consultants remaining relatively constant while consultant’s salaries and related human resource costs increased, and a change in the mix of the consulting and education services provided.

Analytic services

	Years ended December 31,			2009 versus 2008		2008 versus 2007
(in millions)	2009	2008	2007	Change	% Change	Change	% Change

Analytic services revenue	$22.5	$23.1	$18.2	$(0.6)	(3)%	$4.9	27%
Direct controllable cost of analytic services	10.0	9.8	8.0	0.2	2%	1.8	23%

Segment income	$12.5	$13.3	$10.2	$(0.8)	(6)%	$3.1	30%

Segment margin %	56%	58%	56%

Analytic services are comprised of donor prospect research, selling lists of potential donors, benchmarking studies and data modeling services. These services involve the assessment of current and prospective donor information of nonprofit organizations and are performed using our proprietary analytical tools. The end product enables organizations to more effectively target its fundraising activities.

During 2009, analytic services revenue decreased by $0.6 million when compared to 2008. The inclusion of Kintera for a full year in 2009 compared to a partial year in 2008 accounted for $0.8 million of an increase in analytic services revenue. Excluding the impact of the acquisition of Kintera, analytic services revenue decreased $1.4 million in 2009 when compared to 2008. The rates charged for our analytic services have remained relatively constant year over year and, as such, the remaining decrease in analytic services revenue is principally the result of the decreased volume of services provided.

Revenue from analytic services increased $4.9 million in 2008 when compared to 2007. The rates charged for our analytic services have remained relatively constant year over year and, as such, the increase in revenue is principally the result of increased volume of services provided.

Cost of analytic services is primarily comprised of human resource costs and data expense incurred to perform analytic services. The increase in cost of analytic services for 2009 when compared to 2008 is primarily attributable to $0.8 million of human resource and other costs attributable to the inclusion of Kintera for a full year in 2009 compared to a partial year in 2008. Excluding the impact of the acquisition of Kintera, cost of analytic services for 2009 decreased by $0.6 million primarily due to a decrease in data expense.

During 2008, cost of analytic services increased when compared to 2007. The increase is attributable to additional human resources costs due to an increase in headcount. Headcount increased when comparing 2008 to 2007 to meet the increase in customer demand for our analytic services.

The decrease in analytic services margin in 2009 when compared to 2008 is primarily due to additional costs associated with the acquisition of Kintera.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

The analytic services margin increase in 2008 when compared to 2007 is attributable to including and integrating the analytic services segment of the Target Companies, which has a different cost structure and a higher margin than the historical Blackbaud-only analytic services segment.

Maintenance

	Years ended December 31,			2009 versus 2008		2008 versus 2007
(in millions)	2009	2008	2007	Change	% Change	Change	% Change

Maintenance revenue	$116.5	$107.3	$94.6	$9.2	9%	$12.7	13%
Direct controllable cost of maintenance	15.8	15.3	13.4	0.5	3%	1.9	14%

Segment income	$100.7	$92.0	$81.2	$8.7	9%	$10.8	13%

Segment margin %	86%	86%	86%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support.

During 2009, maintenance revenue increased $9.2 million when compared to 2008. The inclusion of Kintera for a full year in 2009 compared to a partial year in 2008 accounted for $2.8 million of the increase in maintenance revenue. Included in maintenance revenue in 2009 is $0.6 million of revenue attributable to RLC. Excluding the impact of the acquisitions of Kintera and RLC, maintenance revenue increased $5.8 million in 2009 when compared to 2008. The increase is principally comprised of $7.3 million of maintenance with new customers associated with new license agreements and increases in contracts with existing customers and $4.0 million from maintenance contract inflationary rate adjustments, offset by $5.5 million from maintenance contracts that were not renewed.

During 2008, the increase in maintenance revenue includes $2.8 million of revenue attributable to Kintera. Excluding the impact of the acquisition of Kintera, maintenance revenue increased $9.9 million in 2008 when compared to 2007. The remaining increase is principally comprised of $11.0 million of maintenance with new customers associated with new license agreements and increases in contracts with existing customers and $2.8 million from maintenance contract inflationary rate adjustments, offset by $3.9 million of maintenance contracts that were not renewed.

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs and data expenses, and other costs incurred in providing support and services to our customers. The increase in cost of maintenance in 2009 when compared to 2008 is the result of an increase in human resources costs primarily attributable to headcount associated with Kintera.

During 2008, the increase in cost of maintenance is principally the result of increases in human resources costs. The increase in human resource costs includes $0.2 million of costs attributable to Kintera. Additionally, third-party royalty costs increased by $0.4 million, primarily related to our ticketing solution The Patron’s Edge.

The maintenance segment margin remained unchanged during 2009, 2008 and 2007.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Subscriptions

	Years ended December 31,			2009 versus 2008		2008 versus 2007
(in millions)	2009	2008	2007	Change	% Change	Change	% Change

Subscriptions revenue	$72.9	$49.7	$25.4	$23.2	47%	$24.3	96%
Direct controllable cost of subscriptions	22.3	15.7	7.8	6.6	42%	7.9	101%

Segment income	$50.6	$34.0	$17.6	$16.6	49%	$16.4	93%

Segment margin %	69%	68%	69%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings. In general, we are experiencing growth in our hosted applications business as a result of the eTapestry and Kintera acquisitions, which added experience in on-demand solutions and expanded our set of subscription services. Additionally, the growth in revenue in our subscription offerings is the result of the ongoing evolution of our product offerings from license-based to subscription-based offerings.

Subscriptions revenue increased $23.2 million during 2009 when compared to 2008. The inclusion of Kintera for a full year in 2009 compared to a partial year in 2008 accounted for $11.7 million of the increase in subscriptions revenue. Excluding the impact of the acquisition of Kintera, growth in subscriptions revenue is primarily due to the continued increase in demand for hosted applications, hosting services and other online data services and we are experiencing a shift in our customers’ buying preference away from perpetual license agreements towards subscription-based hosted applications.

Subscriptions revenue increased $24.3 million during 2008 when compared to 2007. During 2008, included in subscription revenue is $11.3 million of revenue attributable to Kintera. The inclusion of eTapestry for a full year in 2008 compared to a partial year in 2007 accounted for $5.1 million of the increase in subscriptions revenue. The remaining $7.9 million increase is attributable to organic growth from increased demand for hosting services and other online data services.

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, and other costs incurred in providing support and services to our customers. During 2009, cost of subscriptions increased by $6.6 million when compared to 2008. Additional headcount and increases in data expense, hosting and other costs attributable to Kintera represented $4.0 million of the increase in cost of subscriptions. Excluding the impact of the acquisition of Kintera, cost of subscriptions increased by $2.6 million in 2009 when compared to 2008. The remaining increase is principally due to an increase in data expense, hosting and human resource costs.

The increase in the cost of subscriptions in 2008 when compared to 2007 is principally due to an increase in data expense, hosting and other costs of $5.1 million, of which $2.1 million is attributable to Kintera. Additionally, human resource costs increased $2.8 million, of which $1.5 million is attributable to Kintera and eTapestry.

The subscriptions segment margin remained substantially unchanged during 2009, 2008 and 2007.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Other revenue

	Years ended December 31,			2009 versus 2008		2008 versus 2007
(in millions)	2009	2008	2007	Change	% Change	Change	% Change

Other revenue	$6.7	$8.8	$8.1	$(2.1)	(24)%	$0.7	9%
Direct controllable cost of other revenue	6.0	8.3	7.2	(2.3)	(28)%	1.1	15%

Segment income	$0.7	$0.5	$0.9	$0.2	40%	$(0.4)	(44)%

Segment margin %	10%	6%	11%

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel-related expenses, primarily incurred in connection with the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge.

Other revenue decreased in 2009 when compared to 2008 primarily due to (i) a decrease in reimbursable travel-related costs from our services businesses as a result of reduced service engagements and (ii) a decrease in fees from user conferences as a result of fewer participants, both of which are attributable to the challenging economic environment. The increase in other revenue in 2008 when compared to 2007 is primarily to attributable increases in reimbursable travel and related expenses.

Direct controllable cost of other revenue includes human resource costs, costs of business forms, costs of user conferences and reimbursable expenses relating to the performance of services at customer locations.

The decrease in the cost of other revenue in 2009 when compared to 2008 is due to a decrease in reimbursable expenses related to providing services at customer locations and a decrease in the costs of user conferences. The increase in the cost of other revenue in 2008 when compared to 2007 is due to an increase in reimbursable travel expenses related to providing services at customer locations and costs associated with user conferences. Reimbursable expenses related to providing services at customer locations increased in 2008 compared to 2007 by $0.5 million and conference costs increased $0.6 million.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

U.S. GAAP gross profit

Segment income does not include an allocation of corporate costs, stock-based compensation expense and amortization expense. The following schedule reconciles total segment income to gross profit as stated on the statement of operations:

	Years ended December 31,			2009 versus 2008		2008 versus 2007
(in millions)	2009	2008	2007	Change	% Change	Change	% Change

License fees	$22.2	$32.8	$34.8	$(10.6)	(32)%	$(2.0)	(6)%
Consulting and education services	23.5	33.3	34.4	(9.8)	(29)%	(1.1)	(3)%
Analytic services	12.5	13.3	10.2	(0.8)	(6)%	3.1	30%
Maintenance	100.7	92.0	81.2	8.7	9%	10.8	13%
Subscriptions	50.6	34.0	17.6	16.6	49%	16.4	93%
Other	0.7	0.5	0.9	0.2	40%	(0.4)	(44)%

Total segment income	$210.2	$205.9	$179.1	$4.3	2%	$26.8	15%

Less corporate costs not allocated to segment expenses:
Stock-based compensation	2.6	2.3	1.1	0.3	13%	1.2	109%
Amortization of intangible assets acquired in business combinations	6.3	5.3	2.9	1.0	19%	2.4	83%
Corporate overhead costs	12.9	12.2	10.5	0.7	6%	1.7	16%

Gross profit as stated in statements of operations	$188.4	$186.1	$164.6	$2.3	1%	$21.5	13%

Gross margin %	61%	62%	64%

Stock-based compensation expense and amortization expense are analyzed separately following the operating expenses section.

Corporate overhead costs

Allocated corporate overhead costs are comprised of depreciation, facilities and IT support costs. Corporate overhead costs included in gross profit were $12.9 million, $12.2 million and $10.5 million for 2009, 2008 and 2007, respectively. The increase in corporate overhead costs allocated to cost of revenue in 2009 when compared to 2008 is primarily attributable to the increase in depreciation expense of $0.3 million as a result of property and equipment purchases and $0.4 million of increased IT support costs.

The increase in corporate overhead costs in 2008 when compared to 2007 is primarily the result of an increase in depreciation of $0.7 million as a result of property and equipment purchases. Additionally, facilities expense increased $1.7 million primarily as a result of locations added in connection with the Kintera and eTapestry acquisitions and additional office space leased. IT support costs decreased $0.7 million due to reduced maintenance cost on internally used software.

Operating expenses

The operating expenses analyzed below are presented on a non-U.S. GAAP basis as they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed, in total, in the section following the operating expense analysis.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Sales and marketing

	Years ended December 31,			2009 versus 2008		2008 versus 2007
(in millions)	2009	2008	2007	Change	% Change	Change	% Change

Sales and marketing expense excluding stock-based compensation	$61.2	$63.6	$56.2	$(2.4)	(4)%	$7.4	13%
Add: Stock-based compensation expense	1.6	1.6	0.8	—	0%	0.8	100%

Sales and marketing expense	$62.8	$65.2	$57.0	$(2.4)	(4)%	$8.2	14%

% of revenue (excluding stock-based compensation)	20%	21%	22%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs.

During 2009, sales and marketing expense decreased $2.4 million when compared to 2008. The inclusion of human resource and other costs attributable to Kintera for a full year in 2009 compared to a partial year in 2008 accounted for $2.8 million of an increase in sales and marketing expense. Excluding the sales and marketing expense increase attributable to Kintera, sales and marketing expense decreased $5.2 million. The decrease is primarily attributable to a reduction in travel-related expenses, corporate allocated costs and other sales and marketing related costs of $2.1 million. Additionally, commission expense decreased by $2.4 million due to lower commissionable revenue and human resource costs decreased by $0.7 million due to a reduction in headcount.

The increase in sales and marketing expense in 2008 compared to 2007 is principally due to increases in our sales force and the inclusion of sales and marketing costs of acquired companies. During 2008, human resource costs increased $5.9 million, of which $3.2 million is due to the inclusion of human resources associated with Kintera and eTapestry. Other increases include higher travel costs, allocated costs and other marketing related costs of $1.5 million.

As a percentage of revenue, sales and marketing expense in 2009 decreased when compared to 2008 principally due to the decrease in commission expense resulting from lower commissionable revenue during 2009. As a percentage of revenue, sales and marketing costs in 2008 decreased by one percentage point compared with 2007, principally due to a decrease in commission expense associated with the decline in license fees and our services.

Research and development

	Years ended December 31,			2009 versus 2008		2008 versus 2007
(in millions)	2009	2008	2007	Change	% Change	Change	% Change

Research and development expense excluding stock-based compensation	$42.7	$36.3	$27.3	$6.4	18%	$9.0	33%
Add: Stock-based compensation expense	2.9	2.4	1.2	0.5	21%	1.2	100%

Research and development expense	$45.6	$38.7	$28.5	$6.9	18%	$10.2	36%

% of revenue (excluding stock-based compensation)	14%	12%	11%

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Research and development expenses include human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs.

Research and development costs increased in 2009 when compared to 2008 principally due to an increase in headcount associated with increased investment in our products. During 2009, the increase in research and development costs is principally the result of an increase in human resource costs of $5.8 million, $3.2 million of which is attributable to inclusion of Kintera for a full year in 2009 compared to a partial year in 2008. Further increases of $0.6 million are attributable to higher allocated costs, partially offset by decreased travel and recruiting costs.

During 2008 when compared to 2007, the increase in research and development costs is primarily due to a $7.6 million increase in human resource costs resulting from an increase in headcount and increased investment in our products, of which $3.4 million is due to the inclusion of Kintera and eTapestry. Further increases of $1.1 million are attributable to higher allocated costs and $0.3 million higher travel and other costs.

Research and development expense as a percentage of revenue increased in 2009 when compared to 2008 and 2008 when compared to 2007 primarily due to an increased investment in our product initiatives.

General and administrative

	Years ended December 31,			2009 versus 2008		2008 versus 2007
(in millions)	2009	2008	2007	Change	% Change	Change	% Change

General and administrative expense excluding stock-based compensation	$28.2	$28.3	$22.4	$(0.1)	(0)%	$5.9	26%
Add: Stock-based compensation expense	5.2	5.8	3.8	(0.6)	(10)%	2.0	53%

General and administrative expense	$33.4	$34.1	$26.2	$(0.7)	(2)%	$7.9	30%

% of revenue (excluding stock-based compensation)	9%	9%	9%

General and administrative expense consists primarily of human resource costs for general corporate functions, including finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, and other administrative expenses.

During 2009, the decrease in general and administrative expense when compared to 2008 was primarily the result of closely managing our operating costs during 2009. Included in general and administrative expense during 2009 is an increase of $1.8 million in human resource costs and $0.3 million of other costs attributable to the inclusion of Kintera for a full year in 2009 compared to a partial year in 2008. Excluding these costs attributable to Kintera, general and administrative expense decreased by $2.2 million in 2009 when compared to 2008 primarily due to decreased travel-related costs, bad debt expense and professional fees.

During 2008, the increase in general and administrative expenses when compared to 2007 includes $3.7 million of additional human resource and other costs attributed to the inclusion of Kintera and eTapestry. The remaining increase was primarily driven by an increase in human resource costs of $1.2 million due to an increase in headcount and $1.0 million increase in bad debt expense and allocated costs.

As a percentage of revenue, general and administrative costs remained unchanged during 2009, 2008 and 2007.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Stock-based compensation

We recognize compensation expense related to stock-based awards granted to employees. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the requisite service period, which is the vesting period.

Our consolidated statements of operations for 2009, 2008, and 2007 include the amounts of stock-based compensation illustrated below:

	Years ended December 31,			2009 versus 2008		2008 versus 2007
(in millions)	2009	2008	2007	Change	% Change	Change	% Change

Included in cost of revenue:
Cost of services	$1.4	$1.4	$0.6	$—	0%	$0.8	133%
Cost of maintenance	0.8	0.6	0.2	0.2	33%	0.4	200%
Cost of subscriptions	0.4	0.3	0.3	0.1	33%	—	0%

Total included in cost of revenue	2.6	2.3	1.1	0.3	13%	1.2	109%
Included in operating expenses:
Sales and marketing	1.6	1.6	0.8	—	0%	0.8	100%
Research and development	2.9	2.4	1.2	0.5	21%	1.2	100%
General and administrative	5.2	5.8	3.8	(0.6)	(10)%	2.0	53%

Total included in operating expenses	9.7	9.8	5.8	(0.1)	(1)%	4.0	69%

Total	$12.3	$12.1	$6.9	$0.2	2%	$5.2	75%

Stock-based compensation is comprised of expense from common stock awards, stock options, restricted stock awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for 2009, 2008 and 2007.

	Years ended December 31,			2009 versus 2008		2008 versus 2007
(in millions)	2009	2008	2007	Change	% Change	Change	% Change

Stock-based compensation from:
Common stock	$0.8	$1.4	$—	$(0.6)	(43)%	$1.4	—%
Stock options	0.3	1.5	2.4	(1.2)	(80)%	$(0.9)	(38)%
Restricted stock awards	8.8	7.2	3.8	1.6	22%	$3.4	89%
Stock appreciation rights	2.4	2.0	0.7	0.4	20%	$1.3	186%

Total stock-based compensation	$12.3	$12.1	$6.9	$0.2	2%	$5.2	75%

During 2009 and 2008, we expensed $0.8 million and $1.4 million, respectively, related to compensation and incentive arrangements payable in common stock and associated with business acquisitions completed in 2008 and 2007. There were no similar arrangements payable in common stock in 2007. The decrease in compensation expense from stock options in 2009 compared to 2008 and 2008 compared to 2007 is the result of using the accelerated method for recognizing stock-based compensation expense associated with stock options, which results in the recognition of more expense in the earlier periods of vesting when compared with the straight-line method. We have not granted stock options since 2005 and all historical awards will be fully vested in 2010.

Stock-based compensation expense from restricted stock awards and stock appreciation rights increased in 2009 compared to 2008 and 2008 compared to 2007 due to the issuance of additional grants and rights in 2009 and 2008, offset by the partial vesting of grants issued in prior years.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

The total amount of compensation costs related to non-vested awards not yet recognized was $29.3 million as of December 31, 2009. The compensation cost for unvested awards at December 31, 2009 will be recognized over a weighted average period of 1.9 years.

Amortization

We allocate amortization expense to cost of revenue based on the nature of the respective identifiable intangible asset and whether the asset is directly associated with a specific component of revenue. Amortization expense included in our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 is illustrated below:

	Years ended December 31,			2009 versus 2008		2008 versus 2007
(in millions)	2009	2008	2007	Change	% Change	Change	% Change

Included in cost of revenue:
Cost of license fees	$0.4	$0.2	$0.1	$0.2	100%	$0.1	100%
Cost of services	1.3	1.4	1.2	(0.1)	(7)%	0.2	17%
Cost of maintenance	1.3	0.9	0.4	0.4	44%	0.5	125%
Cost of subscriptions	3.2	2.7	1.1	0.5	19%	1.6	145%
Cost of other revenue	0.1	0.1	0.1	—	0%	—	—%

Total included in cost of revenue	6.3	5.3	2.9	1.0	19%	2.4	83%
Included in operating expenses	0.8	0.7	0.5	0.1	14%	0.2	40%

Total	$7.1	$6.0	$3.4	$1.1	18%	$2.6	76%

The increases in amortization expense for 2009 compared to 2008 and 2008 compared to 2007 are directly attributable to the acquisitions of the Target Companies, eTapestry and Kintera. Identifiable intangible assets of $16.9 million and $32.8 million were recorded during 2008 and 2007, respectively, related to the acquisition of these companies.

Interest expense

Interest expense decreased $0.6 million in 2009 when compared to 2008. The decrease is primarily related to the timing of payments and the duration of borrowings under our credit facility. Additionally, a decrease in our effective interest rate contributed to the decrease in interest expense.

Interest expense increased $0.4 million in 2008 when compared to 2007. The increase is primarily related to the timing and amount of borrowings under our credit facility, offset by a decrease in our effective interest rate. During 2008 and 2007, we utilized borrowings under our credit facility for short-term financial needs such as funding business acquisitions and share repurchases. However, in 2008 we carried outstanding debt for a longer period, as compared to 2007.

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. We had an effective tax rate of 37.7%, 35.3%, and 38.5% in 2009, 2008 and 2007, respectively. The effective tax rate in 2008 was lower when compared to 2009 because we generated a greater amount of federal and state income tax credits in 2008 that served to lower our effective tax rate for 2008. While we generated federal and state income tax credits in 2009, the amounts realized in 2008 were significantly higher.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

We record our deferred tax assets and liabilities at an amount based upon a U.S. federal income tax rate of 35.0% and appropriate statutory tax rates of various foreign, state and local jurisdictions in which we operate. If our tax rates change in the future, we may adjust our deferred tax assets and liabilities to an amount reflecting those income tax rates. Any change will affect the provision for income taxes during the period that the determination is made.

The following table reconciles the amounts of unrecognized tax benefits for the years ended December 31:

(in thousands)	2009	2008	2007
Balance at beginning of year	$346	$629	$642
Increases from prior period positions	427	—	13
Decreases from prior period positions	—	—	(12)
Increases from current period positions	485	23	8
Lapse of statute of limitations	(27)	(306)	—
Decreases relating to settlements with taxing authorities	—	—	(22)

Balance at end of year	$1,231	$346	$629

The amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate was $1.1 million at December 31, 2009. Tax expense for 2009 increased by $0.9 million for changes in liabilities, penalties and accrued interest related to uncertain tax positions. The total amount of interest and penalties included in the consolidated balance sheet as of December 31, 2009 and 2008 was $0.2 million. The total amount of interest and penalties included in the consolidated statement of operations for 2008 was $0.1 million; interest and penalties were immaterial in 2009.

We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease is $0.3 million.

We file income tax returns in the U.S. federal and various state jurisdictions and foreign jurisdictions including Canada, United Kingdom, Australia and Netherlands. We are subject to U.S. federal income tax examination for calendar tax years ending 2005 through 2008.

Liquidity and capital resources

At December 31, 2009, cash and cash equivalents totaled $22.8 million, compared to $16.4 million at December 31, 2008. The $6.4 million increase in cash and cash equivalents during 2009 is principally the result of generating $86.8 million of cash from operations reduced by $59.0 million in debt repayments on our credit facility, $17.7 million in dividends paid to stockholders and $7.8 million used to purchase property, equipment and RLC.

Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance, support and subscription agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

At December 31, 2009 we had no outstanding borrowings under our credit facility. We have drawn on our credit facility from time to time to help us meet short-term financial needs, such as business acquisitions and purchase of common stock under our repurchase program. Under this five-year credit facility, which matures in July 2012, we may elect not more than twice over the term of the agreement to increase the aggregate amount available of $75.0 million by up to $50.0 million. We exercised one of these options for an additional $15.0 million in June 2008. We believe our $90.0 million credit facility provides us with sufficient flexibility to meet our financial needs.

Operating cash flow

Net cash provided by operating activities of $86.8 million increased $26.5 million when compared to 2008 primarily due to a decrease in income tax payments of $13.6 million principally attributable to fluctuations in the timing of payments. Throughout both years, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.

Working capital changes as they impact the statement of cash flows are composed of accounts receivable, other current assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Net collections of accounts receivable and increases in deferred revenue represent a net increase in cash associated with working capital changes of $14.6 million and $9.2 million in 2009 and 2008, respectively. The year-over-year increase is principally due to the reduced billings related to slower sales growth when comparing 2009 to 2008. Changes in our balances of accounts payable, prepaid expenses, accrued liabilities and other current assets represent a net increase in cash associated with working capital changes of $2.4 million in 2009, compared to a net decrease of $12.9 million in 2008. The primary driver of this change is (i) a reduction in prepaid expenses principally attributable to the receipt of $4.5 million in income tax refunds and (ii) an increase in income taxes payable and other accrued liabilities principally attributable to fluctuations in the timing of payments.

Investing cash flow

Net cash used in 2009 for investing activities was $7.8 million compared to $56.0 million of net cash used in 2008. The decrease in cash used in investing activities is principally due to a decrease in net cash used for acquisitions. We invested $5.5 million in property and equipment in 2009 compared to $7.7 million in 2008. Vendor payments for $3.7 million of property and equipment purchases received in 2009 had not been made as of December 31, 2009 and, accordingly, have been reflected as non-cash activity in our consolidated statement of cash flow for 2009.

Financing cash flow

Net cash used in financing activities for 2009 was $73.2 million compared to $1.0 million in 2008. The increase in cash used in financing activities is primarily due to the larger amount of repayment of borrowings under our credit facility in 2009 compared to 2008. Additionally, in 2008, we borrowed funds, principally to acquire Kintera and repurchase our stock. We did not borrow any funds nor repurchase stock in 2009 and amounts used for acquisition was substantially less in 2009 compared to 2008.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Commitments and contingencies

As of December 31, 2009, we had $1.3 million of outstanding debt and future minimum lease commitments of $66.6 million as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating leases	$66.4	$7.0	$12.3	$8.8	$38.3
Capital leases	0.2	0.2	—	—	—
Debt and interest	1.3	1.3	—	—	—
Total	$67.9	$8.5	$12.3	$8.8	$38.3

Our commitments related to operating leases have not been reduced by the future minimum lease commitments under sublease agreements that expire in 2010 and 2011, incentive payments from the state of South Carolina resulting from the relocation of our headquarters, and reimbursement of leasehold improvements totaling $4.7 million.

Included in the table above is interest expense of $0.1 million. The actual interest expense recognized in our consolidated statements of operations will depend on the amount of debt and length of time the debt is outstanding, which could be different from our assumptions used in the table above.

As of December 31, 2009, we had accrued an estimate of $0.2 million related to contingent consideration in connection with the acquisition of RLC. Please refer to Note 2 in our notes to the consolidated financial statements for further information. We are unable to determine the actual amount, if any, for which this liability will be settled, and accordingly, we have not included this amount in the table above.

As of December 31, 2009, we have accrued $0.9 million of federal taxes, $0.3 million of state taxes and $0.2 million of interest and penalties related to uncertain tax positions taken in current and prior years. Please refer to Note 10 in our notes to the consolidated financial statements for further information. We are unable to determine the period in which these liabilities will be settled, and accordingly, we have not included these amounts in the table above.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum annual purchase commitments under these arrangements at December 31, 2009 are approximately $3.4 million through 2012, which is not included in the table above. We incurred expense under these arrangements of $2.4 million, $1.6 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In February 2010, our Board of Directors approved our annual dividend of $0.44 per share for 2010 and declared a first quarter dividend of $0.11 per share payable on March 15, 2010 to stockholders of record on February 26, 2010. Dividends at the annual rate would aggregate to $19.4 million assuming 44.0 million shares of common stock are outstanding, net of treasury stock. Our ability to continue to declare and pay dividends may be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate operating cash flow.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Off-balance sheet arrangements

We do not believe we currently have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Foreign currency exchange rates

Approximately 12.8% of our total net revenue for the year ended December 31, 2009 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.7 million and $1.0 million at December 31, 2009 and 2008, respectively.

The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During 2009, the foreign currency translation has resulted in a decrease in our reported revenues and expenses denominated in non-U.S. currencies when compared to 2008. Though we do not believe our increased exposure to currency exchange rates has had a material impact on our results of operations or financial position, we intend to continue to monitor our foreign currency exchange rate exposure and take action as appropriate.

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

Revenue recognition

Our revenue is primarily generated from the following sources: (1) selling perpetual licenses of our software products; (2) providing professional services including implementation, training, consulting, hosting and other services; (3) providing software maintenance and support services; and (4) charging for the use of our software products in a hosted environment.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

License fees

We recognize revenue from the sale of perpetual software license rights when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;

•	the product has been delivered;

•	the fee is fixed or determinable; and

•	collection of the resulting receivable is probable.

We deem acceptance of an agreement to be evidence of an arrangement. Delivery occurs when the product is shipped or transmitted, and title and risk of loss have transferred to the customers. Our typical license agreement does not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. Payment terms greater than 90 days are considered to be beyond our customary payment terms. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we defer revenue recognition until collection.

We sell software licenses with maintenance, varying levels of professional services and, in certain instances, with hosting services. We allocate revenue to delivered components, normally the license component of the arrangement, using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to us. Fair value for maintenance services associated with software licenses is based upon renewal rates stated in the agreements with customers, which vary according to the level of support service provided under the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis. When a software license is sold with software customization services, generally the services are to provide customer support for assistance in creating special reports and other enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the software. However, when software customization services are considered essential to the functionality of the software, we recognize revenue for both the software license and the services on a percent-complete basis.

Services

We generally bill consulting, installation and implementation services based on hourly rates plus reimbursable travel-related expenses. Revenue is recognized for these services over the period the services are performed. For service engagements of less than $10,000, we frequently contract for and bill based on a fixed fee plus reimbursable travel-related expenses. We recognize this revenue upon completion of the work performed.

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

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Maintenance

We recognize revenue from maintenance services ratably over the contract term, which is typically one year. Maintenance contracts are at rates that vary according to the level of the maintenance program and are generally renewable annually. Maintenance contracts also include the right to unspecified product upgrades on an if-and-when available basis. Certain support services are sold in prepaid units of time and recognized as revenue upon their usage.

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

We are increasingly making certain of our software products available for use in hosted application arrangements without licensing perpetual rights to the software (hosted applications). Revenue from hosted applications is recognized over the subscription agreement, which generally ranges from one to three years. For contractual arrangements covering the use of hosted applications the stand alone value of the delivered items or the fair value of undelivered items in the arrangement have not been established. Such items include upfront activation, implementation and hosting of the solution. For these arrangements we treat the transaction as a single element and the revenue is deferred until the hosted application is deployed and in use, at which time revenue is recognized over the remaining term of the arrangement. Direct and incremental costs relating to activation and implementation are capitalized until the hosted application is deployed and in use, and then expensed over the remaining term of the arrangement.

Revenue from transaction processing fees is recognized when received. Credit card fees directly associated with processing donations for customers are included in subscription revenue, net of related transaction costs.

Deferred revenue

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

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

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

Provision for income tax and valuation of deferred tax assets

We account for income taxes using the asset and liability approach to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. Using the enacted tax rates in effect for the year in which we expect the

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

differences to reverse, we determine deferred tax assets and liabilities based on the differences between the financial reporting and the tax basis of an asset or liability. We record a valuation allowance when it is more likely than not that the deferred tax asset will not be realized.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, we include an expense within the income tax provision in the consolidated statement of operations. Our valuation allowance of $8.0 million at December 31, 2009 is primarily associated with deferred tax assets for certain state income tax credits and net operating loss carryforwards that we have determined are not more-likely-than-not to be realized. The ability to utilize our net deferred tax asset is dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be sufficient to realize the remaining deferred tax assets. Even if actual results are significantly below our current estimates, the recovery still remains likely and, except for the state tax credits and net operating loss carryforwards discussed above, no valuation allowance would be necessary.

Significant judgment is required in determining the provision for income taxes. To the extent that final results differ from estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. Our deferred tax assets and liabilities are recorded at an amount based upon a U.S. federal income tax rate of 35.0% and appropriate statutory rates of various foreign, state and local jurisdictions in which we operate. If our tax rates change, we will adjust our deferred tax assets and liabilities to an amount reflecting those income tax rates. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

We recognize the tax impact from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Such tax impact recognized in the consolidated financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Significant judgment is required in the identification and measurement of uncertain tax positions.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

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

Recently issued accounting pronouncements

In October 2009, the FASB released Accounting Standards Update (ASU) 2009-13, which amends the existing criteria for separating consideration in multiple-deliverable arrangements. Arrangement that include perpetual software licenses are excluded from the scope of this ASU. ASU 2009-13 establishes a hierarchy for determining the selling price of a deliverable and requires the use of best estimate of the selling price when VSOE or third party evidence (TPE) of the selling price cannot be determined. As a result of the requirement to use the best estimate of the selling price when VSOE or TPE of the selling price cannot be determined, the residual method will no longer be permitted. ASU 2009-13 is applicable prospectively for revenue arrangements entered into or materially modified after the adoption date or retrospectively for all periods presented. We are required to adopt ASU 2009-13 on January 1, 2011. Early adoption is permitted. We are currently evaluating the impact of ASU 2009-13 on our consolidated financial statements.

Cautionary statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

Statements contained in this Form 10-K that are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include: general economic risk; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; lengthy sales and implementation cycles, particularly in larger organizations; risk associated with successful implementation of multiple integrated software products; technological changes that make our products and services less competitive; the ability to attract and retain key personnel; risks related to our dividend policy and stock repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by the credit facility; management of integration of recently acquired companies and other risks associated with acquisitions; risks associated with management of growth; and the other risk factors set forth from time to time in our SEC filings.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the nature of our short-term investments and the lack of material debt, we have concluded at December 31, 2009 that we currently do not face material market risk exposure. Therefore, no quantitative tabular disclosures are required. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.

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

Changes in internal control over financial reporting

No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Matters of the Board and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2010 Annual Meeting of Stockholders expected to be held on June 23, 2010, except for the identification of executive officers of the Registrant which is set forth in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Matters,” “Compensation Discussion and Analysis” and “Summary Compensation Table” contained in Blackbaud’s Proxy Statement for the 2010 Annual Meeting of Stockholders expected to be held on June  23, 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in Blackbaud’s Proxy Statement for the 2010 Annual Meeting of Stockholders expected to be held on June 23, 2010.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the caption “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2010 Annual Meeting of Stockholders expected to be held on June 23, 2010.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2010 Annual Meeting of Stockholders expected to be held on June 23, 2010.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial statements

The following statements are filed as part of this report:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements thereto.

(b) Exhibits

		Filed In
Exhibit number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1	04/06/04	2.1

2.2	Stock Purchase Agreement among Target Software, Inc., Target Analysis Group, Inc., all of the Stockholders of Target Software Inc. and Target Analysis Group, Inc. and Blackbaud, Inc.	8-K	01/18/07	2.2

3.1	Certificate of Incorporation of Blackbaud, Inc.	S-1	04/06/04	3.1

3.3	Amended and Restated By-laws of Blackbaud, Inc.	8-K	12/23/08	3.3

10.5	Trademark License and Promotional Agreement dated as of October 13, 1999 between Blackbaud, Inc. and Charleston Battery, Inc.	S-1	02/20/04	10.5

10.6	Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1	04/06/04	10.6

10.8	Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1	04/06/04	10.8

10.20	Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	06/20/06	10.20

10.26	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	02/28/07	10.26

10.27	Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	02/28/07	10.27

		Filed In
Exhibit number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.28	Amended and Restated Credit Agreement dated as of July 25, 2007 by and among Blackbaud, as Borrower, the Lenders, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Manager.	8-K	07/31/07	10.28

10.29	Amended and Restated Guaranty Agreement dated as of July 25, 2007 by and among certain subsidiaries of Blackbaud, as Guarantors, in favor of Wachovia Bank, National Association, as Administrative Agent.	8-K	07/31/07	10.29

10.30	Pledge Agreement dated as of July 25, 2007 by and among Blackbaud, its subsidiaries in favor of Wachovia Bank, National Association, as Administrative Agent for the ratable benefit of itself and the Lenders.	8-K	07/31/07	10.30

10.31	Form of Tender and Support Agreement by and between Blackbaud, Inc. and certain stockholders of Kintera, Inc.	8-K	05/30/08	10.31

10.32	First Amendment to Credit Agreement and Lender Addition and Acknowledgement Agreement dated as of June 23, 2008	8-K	06/26/08	10.32

10.33	Blackbaud, Inc. 2008 Equity Incentive Plan	DEF 14A	04/29/08

10.34	Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	08/04/08	10.34

10.35	Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	08/04/08	10.35

10.36	Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	08/04/08	10.36

10.37	Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A*	03/26/08	10.2

10.38	Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A*	03/26/08	10.3

10.39	Form of Retention Agreement	10-Q	11/05/08	10.37

10.40	Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/08	10.37

Filed In
Exhibit number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.41	Blackbaud, Inc. 2009 Equity Compensation Plan for Employees from Acquired Companies	S-8	07/02/09	10.41

10.42	Share Purchase Agreement between RLC Group B.V., as the Seller, and Blackbaud, Inc., as the Purchaser	10-Q	08/07/09	10.42

10.43	Amended and Restated Employment and Noncompetition Agreement dated January 28, 2010 between Blackbaud, Inc. and Marc Chardon	8-K**	02/01/10	10.43

21.1	Subsidiaries of Blackbaud, Inc				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	The Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder (Kintera 2000 Plan Documents) and the Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder (Kintera 2003 Plan Documents) were filed by Kintera in its Form 10-K/A on March 26, 2008 as Exhibits 10.2 and 10.3, respectively. We assumed the Kintera 2000 Plan Documents and Kintera 2003 Plan Documents when we acquired Kintera in July 2008. We filed the Kintera 2000 Plan Documents and Kintera 2003 Plan Documents by incorporation by reference as exhibits 10.37 and 10.38, respectively, in our Form S-8 on August 4, 2008.

**	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC

Signed: February 26, 2010	/S/ MARC E. CHARDON
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/ MARC E. CHARDON Marc E. Chardon	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 26, 2010

/S/ TIMOTHY V. WILLIAMS Timothy V. Williams	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 26, 2010

/S/ ANDREW M. LEITCH Andrew M. Leitch	Chairman of the Board	Date: February 26, 2010

/S/ TIMOTHY CHOU Timothy Chou	Director	Date: February 26, 2010

/S/ GEORGE H. ELLIS George H. Ellis	Director	Date: February 26, 2010

/S/ JOHN P. MCCONNELL John P. McConnell	Director	Date: February 26, 2010

/S/ CAROLYN MILES Carolyn Miles	Director	Date: February 26, 2010

BLACKBAUD, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blackbaud, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Blackbaud, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina

February 25, 2010

Blackbaud, Inc.

Consolidated balance sheets

	December 31,
(in thousands, except share amounts)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$22,769	$16,361
Donor restricted cash	12,874	12,363
Accounts receivable, net of allowance of $3,559 and $2,777 at December 31, 2009 and December 31, 2008, respectively	50,220	52,554
Prepaid expenses and other current assets	18,155	17,281
Deferred tax asset, current portion	5,728	6,858

Total current assets	109,746	105,417
Property and equipment, net	22,507	21,384
Deferred tax asset	55,570	64,762
Goodwill	73,919	73,615
Intangible assets, net	42,019	48,171
Other assets	468	537

Total assets	$304,229	$313,886

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$10,683	$7,023
Accrued expenses and other current liabilities	25,974	22,142
Donations payable	12,874	12,363
Debt, current portion	1,288	60,049
Deferred revenue	129,412	113,802

Total current liabilities	180,231	215,379
Long-term debt, net of current portion	—	1,288
Deferred revenue, noncurrent	6,172	5,838
Other noncurrent liabilities	1,720	873

Total liabilities	188,123	223,378

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 52,214,606 and 51,269,081 shares issued at December 31, 2009 and December 31, 2008, respectively	52	51
Additional paid-in capital	134,726	116,846
Treasury stock, at cost; 7,677,341 and 7,494,466 shares at December 31, 2009 and December 31, 2008, respectively	(134,382)	(130,594)
Accumulated other comprehensive loss	(201)	(899)
Retained earnings	115,911	105,104

Total stockholders’ equity	116,106	90,508

Total liabilities and stockholders’ equity	$304,229	$313,886

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

	Years ended December 31,
(in thousands, except share and per share amounts)	2009	2008	2007
Revenue
License fees	$25,392	$35,932	$37,569
Services	87,834	100,824	91,376
Maintenance	116,476	107,304	94,602
Subscriptions	72,898	49,705	25,389
Other revenue	6,738	8,730	8,102

Total revenue	309,338	302,495	257,038

Cost of revenue
Cost of license fees	3,582	3,316	2,870
Cost of services	61,713	63,960	54,908
Cost of maintenance	21,364	20,185	17,119
Cost of subscriptions	28,183	20,587	10,306
Cost of other revenue	6,098	8,368	7,274

Total cost of revenue	120,940	116,416	92,477

Gross profit	188,398	186,079	164,561

Operating expenses
Sales and marketing	62,796	65,185	56,994
Research and development	45,662	38,708	28,525
General and administrative	33,380	34,072	26,144
Amortization	768	713	491

Total operating expenses	142,606	138,678	112,154

Income from operations	45,792	47,401	52,407
Interest income	637	526	813
Interest expense	(962)	(1,526)	(1,164)
Other income (expense), net	220	(194)	(503)

Income before provision for income taxes	45,687	46,207	51,553
Income tax provision	17,240	16,329	19,829

Net income	$28,447	$29,878	$31,724

Earnings per share
Basic	$0.67	$0.70	$0.73
Diluted	$0.65	$0.68	$0.71
Common shares and equivalents outstanding
Basic weighted average shares	42,771,173	42,958,947	43,619,158
Diluted weighted average shares	43,600,048	43,958,557	44,595,483
Dividends per share	$0.40	$0.40	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities
Net income	$28,447	$29,878	$31,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,509	12,865	8,149
Provision for doubtful accounts and sales returns	3,458	4,179	2,661
Stock-based compensation expense	12,287	12,085	6,934
Excess tax benefit on exercise of stock options	(2,405)	(1,497)	(4,931)
Deferred taxes	12,351	6,407	12,491
Other non-cash adjustments	116	110	65
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	1,375	(10,193)	(10,367)
Prepaid expenses and other assets	2,122	(5,635)	(2,005)
Trade accounts payable	(312)	614	(830)
Accrued expenses and other current liabilities	612	(7,907)	6,079
Donor restricted cash	(511)	(3,763)	—
Donations payable	511	3,763	—
Deferred revenue	13,237	19,404	12,897

Net cash provided by operating activities	86,797	60,310	62,867

Cash flows from investing activities
Purchase of property and equipment	(5,534)	(7,692)	(8,123)
Purchase of net assets of acquired companies, net of cash acquired	(2,258)	(49,916)	(84,405)
Proceeds from sale and maturity of marketable securities	—	1,575	—

Net cash used in investing activities	(7,792)	(56,033)	(92,528)

Cash flows from financing activities
Proceeds from issuance of debt	—	86,000	48,000
Proceeds from exercise of stock options	2,509	883	5,451
Excess tax benefit on exercise of stock options	2,405	1,497	4,931
Payments on debt	(60,049)	(27,527)	(49,934)
Payments of deferred financing fees	—	(47)	(418)
Payments on capital lease obligations	(384)	(540)	(477)
Purchase of treasury stock	—	(43,727)	(15,857)
Dividend payments to stockholders	(17,673)	(17,497)	(15,074)

Net cash used in financing activities	(73,192)	(958)	(23,378)

Effect of exchange rate on cash and cash equivalents	595	(1,733)	31

Net increase (decrease) in cash and cash equivalents	6,408	1,586	(53,008)
Cash and cash equivalents, beginning of year	16,361	14,775	67,783

Cash and cash equivalents, end of year	$22,769	$16,361	$14,775

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$615	$1,375	$1,126
Taxes, net of refunds	$(2,584)	$11,041	$5,607
Purchase of equipment included in accounts payable	$3,699	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

	Comprehensive income	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
(in thousands, except share amounts)		Shares	Amount
Balance at December 31, 2006		49,205,522	$49	$88,409	$(69,630)	$232	$76,298	$95,358

Net income	$31,724	—	—	—	—	—	31,724	31,724
Payment of dividends	—	—	—	—	—	—	(15,074)	(15,074)
Purchase of 633,878 treasury shares under stock repurchase program and surrender of 54,079 shares upon restricted stock vesting	—	—	—	—	(15,857)	—	—	(15,857)
Exercise of stock options	—	776,125	1	5,450	—	—	—	5,451
Tax impact of exercise of nonqualified stock options	—	—	—	4,931	—	—	—	4,931
Cumulative effect of the adoption of a new income tax standard	—	—	—	—	—	—	(269)	(269)
Stock-based compensation	—		—	6,897	—	—	37	6,934
Restricted stock grants	—	549,320	—	—	—	—	—	—
Restricted stock cancellations	—	(80,292)	—	—	—	—	—	—
Translation adjustment, net of tax	(95)	—	—	—	—	(95)	—	(95)

Comprehensive income	$31,629
Balance at December 31, 2007		50,450,675	$50	$105,687	$(85,487)	$137	$92,716	$113,103
Net income	$29,878	—	—	—	—	—	29,878	29,878
Payment of dividends	—	—	—	—	—	—	(17,497)	(17,497)
Purchase of 1,956,168 treasury shares under stock repurchase program and surrender of 106,446 shares upon restricted stock vesting	—	—	—	—	(45,107)	—	—	(45,107)
Exercise of stock options	—	126,206	1	882	—	—	—	883
Tax impact of exercise of nonqualified stock options and restricted stock vesting	—	—	—	(1,126)	—	—	—	(1,126)
Stock options assumed in acquisition	—	—	—	172	—	—	—	172
Stock-based compensation	—		—	11,231	—	—	7	11,238
Restricted stock grants	—	727,237	—	—	—	—	—	—
Restricted stock cancellations	—	(35,037)	—	—	—	—	—	—
Translation adjustment, net of tax	(1,036)	—	—	—	—	(1,036)	—	(1,036)

Comprehensive income	$28,842
Balance at December 31, 2008		51,269,081	$51	$116,846	$(130,594)	$(899)	$105,104	$90,508
Net income	$28,447	—	—	—	—	—	28,447	28,447
Payment of dividends	—	—	—	—	—	—	(17,673)	(17,673)
Surrender of 182,875 shares upon restricted stock vesting and stock appreciation right exercise	—	—	—	—	(3,788)	—	—	(3,788)
Issuance of common stock	—	55,661	—	1,215	—	—	—	1,215
Exercise of stock options and stock appreciation rights	—	451,580	1	2,509	—	—	—	2,510
Tax impact of exercise of nonqualified stock options and restricted stock vesting	—	—	—	2,290	—	—	—	2,290
Stock-based compensation	—	—	—	11,417	—	—	33	11,450
Restricted stock grants	—	492,964	—	449	—	—	—	449
Restricted stock cancellations	—	(54,680)	—	—	—	—	—	—
Translation adjustment, net of tax	698	—	—	—	—	698	—	698

Comprehensive income	$29,145
Balance at December 31, 2009		52,214,606	$52	$134,726	$(134,382)	$(201)	$115,911	$116,106

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

1.	Organization and significant accounting policies

Blackbaud, Inc. (the Company) is the leading global provider of software and related services designed specifically for nonprofit organizations, and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of the end of 2009, the Company had approximately 22,000 active customers distributed across multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international foreign affairs.

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company evaluates subsequent events through the date the financial statements are issued.

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

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

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

Maintenance

The Company recognizes revenue from maintenance services ratably over the contract term, which is typically one year. Maintenance contracts are at rates that vary according to the level of the maintenance program and are generally renewable annually. Maintenance contracts also include the right to unspecified product upgrades on an if-and-when available basis. Certain support services are sold in prepaid units of time and recognized as revenue upon their usage.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

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

The Company is increasingly making certain of its software products available for use in hosted application arrangements without licensing perpetual rights to the software (hosted applications). Revenue from hosted applications is recognized over the subscription agreement, which generally ranges from one to three years. For contractual arrangements covering the use of hosted applications the stand alone value of the delivered items or the fair value of undelivered items in the arrangement have not been established. Such items include upfront activation, implementation and hosting of the solution. For these arrangements the Company treats the transaction as a single element and the revenue is deferred until the hosted application is deployed and in use, at which time revenue is recognized over the remaining term of the arrangement. Direct and incremental costs relating to activation and implementation are capitalized until the hosted application is deployed and in use, and then expensed over the remaining term of the arrangement.

Revenue from transaction processing fees is recognized when received. Credit card fees directly associated with processing donations for customers are included in subscription revenue, net of related transaction costs.

Deferred revenue

To the extent that the Company’s customers are billed or pay for the above described services in advance of delivery, the Company records such amounts in deferred revenue.

Sales taxes

The Company presents sales taxes and other taxes collected from customers and remitted to governmental authorities on a net basis and, as such, excludes them from revenues.

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

Property and equipment

The Company records property and equipment at cost and depreciates them over their estimated useful lives using the straight-line method. Property and equipment subject to capital leases are depreciated over the lesser of the term of the lease or the estimated useful life of the asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repair and maintenance costs are expensed as incurred.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Construction-in-progress represents purchases of computer software and hardware associated with new internal system implementation projects, which had not been placed in service at the respective balance sheet dates. These assets are transferred to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2009 and 2008.

The Company capitalizes certain costs related to the development or purchase of software for use in the Company’s internal operations. Any amounts capitalized are included in computer software costs and amortized over the expected useful life. Costs incurred for upgrades and enhancements, which will not result in additional functionality, are expensed as incurred.

Goodwill

Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by the Company primarily as a result of the acquisition of Target Software, Inc. and Target Analysis Group, Inc. (together referred to as the Target Companies), eTapestry.com (referred to as eTapestry) and Kintera, Inc. (referred to as Kintera). Goodwill is allocated to reporting units, which are defined as the Company’s operating segments, and tested annually for impairment. The Company will also test goodwill for impairment between annual impairment tests if indicators of potential impairment exist. There was no impairment of goodwill during 2009, 2008 or 2007.

Intangible assets

The Company amortizes intangible assets over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Straight-line and accelerated(1)	4-15
Marketing assets	Straight-line	5-8
Acquired software	Straight-line	4-10
Non-compete agreements	Straight-line	1-5
Database	Straight-line	8
(1)	Certain of the customer relationships acquired as part of the Kintera acquisition are amortized on an accelerated basis.

The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate an impairment may exist. A substantial portion of the Company’s intangible assets was acquired in business combinations. There was no impairment of intangible assets during 2009, 2008 or 2007.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt at December 31, 2009 and 2008. The Company believes that the carrying amounts of these financial instruments approximate their fair values at December 31, 2009 and 2008, due to the immediate or short-term maturity of these financial instruments.

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

Stock-based compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Stock-based compensation cost arising from stock option grants is recognized using the accelerated method. Costs arising from restricted stock and stock appreciation right grants are recognized on a straight-line basis.

Income taxes

Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with its 1999 recapitalization, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and as a result of the recapitalization, the Company recorded a one-time benefit of $107.0 million to establish a deferred tax asset. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company has not recorded a valuation allowance against this deferred tax asset as of December 31, 2009 or 2008, as the Company believes it is more-likely-than-not that it will be able to utilize this benefit, which is dependent upon the Company’s ability to generate future taxable income. The amount of deferred tax asset related to this matter at December 31, 2009 was $35.9 million.

The Company adopted a new income tax standard for uncertain tax positions on January 1, 2007 under which a tax benefit from an uncertain tax position is recognized only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest accrued related to unrecognized tax benefits are recognized in the provision for income taxes.

Significant judgment is required in determining the provision for income taxes. The Company records its tax provision at the anticipated tax rates based on estimates of annual pretax income. To the extent that the final results differ from these estimated amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made and could have an impact on the deferred tax asset. The Company’s deferred tax assets and liabilities are recorded at an amount based upon a U.S. federal income tax rate of 35.0% and appropriate statutory rates of various foreign, state and local jurisdictions in which the Company operates. If the Company’s tax rates change, the deferred tax assets and liabilities will be adjusted to an amount reflecting those income tax rates. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent recovery is not likely, a valuation allowance is established. To the extent a valuation allowance is established, the Company includes an expense within the income tax provision. The Company’s valuation allowance of $8.0 million at December 31, 2009 was primarily associated with deferred tax assets for certain

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

state income tax credits and net operating loss carryforwards that it has determined are not more-likely-than-not to be realized. The Company will continue to evaluate the realizability of the remaining deferred tax assets, and any further adjustment to the valuation allowance will be made in the period the Company determines it is more-likely-than-not that any of the remaining amounts will not be utilized.

Foreign currency

Net assets recorded in a foreign currency are translated at the exchange rate on the balance sheet date. Revenue and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income net of tax.

Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date. For the years ended December 31, 2009, 2008 and 2007, the Company recorded net foreign currency gain of $0.2 million, loss of $0.2 million and loss of $0.5 million, respectively, and these amounts are included in other expense, net.

Research and development

Research and development costs are expensed as incurred. These costs include salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products.

Software development costs

Capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the point in time of achieving technological feasibility and the general availability of such software has substantially coincided; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to research and development expense.

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

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Below is a summary of the changes in the Company’s allowance for doubtful accounts.

Years ended December 31, (in thousands)	Balance at beginning of year	Acquired through business combinations	Provision/ adjustment	Write-off	Balance at end of year
2009	$1,013	$—	$(47)	$(206)	$760
2008	308	268	560	(123)	1,013
2007	335	57	(14)	(70)	308

Below is a summary of the changes in the Company’s allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Acquired through business combinations	Provision/ adjustment	Write-off	Balance at end of year
2009	$1,764	$—	$3,505	$(2,470)	$2,799
2008	1,627	61	3,619	(3,543)	1,764
2007	933	95	2,675	(2,076)	1,627

Sales commissions

The Company pays sales commissions at the time contracts with customers are signed or shortly thereafter, depending on the size and duration of the sales contract. To the extent that these commissions relate to revenue not yet recognized, the amounts are recorded as deferred sales commission costs. Subsequently, the commissions are recognized as expense as the revenue is recognized.

Below is a summary of the changes in the Company’s deferred sales commission costs included in prepaid expenses and other current assets.

Years ended December 31, (in thousands)	Balance at beginning of year	Additions	Expense	Balance at end of year
2009	$3,047	$6,994	$(4,028)	$6,013
2008	1,903	5,699	(4,555)	3,047
2007	588	5,335	(4,020)	1,903

Advertising costs

The Company expenses advertising costs as incurred, which were $1.1 million, $1.3 million, and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. No impairment of long-lived assets resulted in 2009, 2008 or 2007.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Shipping and handling

The Company expenses shipping and handling costs as incurred and includes them in cost of other revenue. The reimbursement of these costs by the Company’s customers is included in other revenue.

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

Diluted earnings per share for the years ended December 31, 2009 and 2008 do not include the effect of 488,282 and 496,945 potential common share equivalents, respectively, as they are anti-dilutive. There were no anti-dilutive common share equivalents for the year ended December 31, 2007.

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
(in thousands, except share and per share amounts)	2009	2008	2007
Numerator:
Net income	$28,447	$29,878	$31,724
Denominator:
Weighted average common shares	42,771,173	42,958,947	43,619,158
Add effect of dilutive securities:
Employee stock-based compensation	828,875	999,610	976,325

Weighted average common shares assuming dilution	43,600,048	43,958,557	44,595,483

Earnings per share:
Basic	$0.67	$0.70	$0.73
Diluted	$0.65	$0.68	$0.71

Recently adopted accounting pronouncements

In June 2009, the FASB issued the FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. The ASC is not intended to change U.S. GAAP, but significantly changes the way in which the accounting literature is organized and the way U.S. GAAP is referenced by companies in their financial statements and accounting policies. The ASC became effective in the third quarter of 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC 805 (formerly SFAS No. 141 (revised 2007)), “Business Combinations” (ASC 805). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

interest in the acquiree and the goodwill acquired. ASC 805 also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805 applies to business combinations for which the acquisition date is on or after January 1, 2009. The extent of the impact of ASC 805 on future acquisitions depends on the size and nature of the acquisitions. At the time of adoption on January 1, 2009, ASC 805 did not have a material impact on the Company’s consolidated financial statements. During the year ended December 31, 2009, the Company expensed acquisition related costs of $0.2 million that prior to the adoption of ASC 805 would have been included in the cost of the acquisition.

Recently issued accounting pronouncements

In October 2009, the FASB released Accounting Standards Update (ASU) 2009-13, which amends the existing criteria for separating consideration in multiple-deliverable arrangements. Arrangements that include perpetual software licenses are excluded from the scope of this ASU. ASU 2009-13 establishes a hierarchy for determining the selling price of a deliverable and requires the use of best estimate of the selling price when VSOE or third party evidence (TPE) of the selling price cannot be determined. As a result of the requirement to use the best estimate of the selling price when vendor specific objective evidence or third party evidence of the selling price cannot be determined, the residual method will no longer be permitted. ASU 2009-13 is applicable prospectively for revenue arrangements entered into or materially modified after the adoption date or retrospectively for all periods presented. The Company is required to adopt ASU 2009-13 on January 1, 2011. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2009-13 on its consolidated financial statements.

2.	Business combinations

RLC

On April 29, 2009, the Company acquired all of the outstanding stock of RLC Customer Centric Technology B.V. (RLC), a privately held limited liability company based in the Netherlands, for €1.8 million in cash, or the equivalent of $2.4 million based on the foreign exchange rate at the time of the acquisition. The Company will also pay a maximum of €400,000, or the equivalent of $0.5 million based on the foreign exchange rate at the time of the acquisition, in earn-out payments if RLC meets revenue and EBITDA margin targets, as defined in the agreement, over the two years subsequent to the acquisition. RLC is a leading provider of software and services to nonprofits in the Netherlands. The acquisition of RLC provides the Company with a foundation to expand into the Netherlands and other Western European markets. The results of operations of RLC are included in the consolidated financial statements of the Company from the date of acquisition. During 2009, total revenue from the RLC operations was $1.7 million and cost of revenue was $0.9 million.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The Company recorded the purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed. The following table summarizes the allocation of the purchase price:

(in thousands)
Cash and cash equivalents	$110
Accounts receivable	374
Other assets, current and noncurrent	165
Property and equipment	188
Intangibles	840
Goodwill	1,610
Trade accounts payable	(118)
Accrued expenses and other current liabilities	(179)
Deferred revenue, current and noncurrent	(200)
Deferred tax liability, current and noncurrent	(214)
Contingent consideration liability	(208)

$2,368

None of the goodwill arising in the acquisition is deductible for income tax purposes. Goodwill was assigned to the license fees, consulting and education services, subscriptions and maintenance reportable segments. The recognition of goodwill was principally attributable to a trained workforce and the integration of the Company’s technology and products with RLC’s operations which were considered in the purchase price. The acquisition resulted in the identification of $0.8 million of intangible assets, all of which are subject to amortization on a straight-line basis. A liability of $0.2 million was recognized for contingent consideration based on a probability-weighted discounted cash flow valuation technique. Any change in the fair value, or any change upon final settlement, of the contingent consideration liability will be recognized in income from operations.

Kintera

On July 8, 2008, the Company acquired Kintera, a publicly-traded company based in San Diego, California. Kintera is a leader in providing web-based, software-as-a-service solutions to the nonprofit market. The acquisition of Kintera provides the Company with additional expertise in developing and delivering on-demand solutions and expands the Company’s online offerings. The Company acquired all of the outstanding capital stock of Kintera through a tender offer, paying $1.12 per share for a total of $45.7 million. The Company financed this acquisition with cash on hand and borrowings under the Company’s revolving credit facility. The total purchase price of $50.2 million includes $2.4 million in payments to Kintera management under change of control provisions, $1.9 million of direct acquisition-related costs and $0.2 million related to Kintera employee stock options assumed. The results of operations of Kintera are included in the consolidated financial statements of the Company from the date of acquisition.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The purchase price allocation is based on a valuation of the fair value of assets acquired and liabilities assumed in the acquisition of Kintera. The following table summarizes the final allocation of the purchase price:

(in thousands)
Cash and cash equivalents	$2,980
Accounts receivable	4,479
Marketable securities	1,575
Other assets, current and noncurrent	9,428
Deferred tax assets, current and noncurrent	26,420
Property and equipment	3,834
Intangible assets	16,950
Goodwill	11,506
Trade accounts payable	(1,061)
Accrued expenses and other current liabilities	(15,095)
Deferred revenue, current and noncurrent	(7,871)
Debt, current and noncurrent	(2,973)

Total purchase price	$50,172

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

In connection with the acquisition, the Company entered into employment agreements with certain members of Kintera’s management team that provided for the payment of bonuses totaling $449,000, payable in shares of the Company’s common stock based on continued employment. In February 2009, the Company issued 39,140 shares of common stock at a fair market value of $11.47 per share in connection with these employment agreements. In addition, the Company entered into an employment agreement with the former CEO of Kintera that included a targeted bonus payable in shares of the Company’s common stock conditioned upon his continued employment and achievement of certain performance targets. In August 2009, the Company issued 10,898 shares of common stock at a fair market value of $19.73 per share in connection with this bonus arrangement.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

eTapestry

On August 1, 2007, the Company acquired eTapestry, a privately-owned company based near Indianapolis, Indiana. eTapestry is a provider of an on-demand donor management and fundraising solution. The acquisition of eTapestry allows the Company to address a broader market opportunity by providing an on-demand solution that is suited for smaller organizations interested in a relatively low-cost offering and mid-sized nonprofits interested in a stand-alone fundraising solution deployed in an on-demand model. The Company acquired all of the outstanding capital stock of eTapestry for approximately $25.4 million in a cash transaction financed by a combination of cash on hand and borrowings under the Company’s revolving credit facility. The results of operations of eTapestry are included in the consolidated financial statements of the Company from the date of acquisition.

The allocation of the purchase price is based on a valuation of the fair value of the assets acquired and liabilities assumed in the acquisition of eTapestry. The following table summarizes the allocation of the purchase price:

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

None of the goodwill arising in the acquisition is deductible for income tax purposes. The goodwill was principally allocated to the subscriptions and consulting and education services reportable segments. The acquisition resulted in the identification of $10.5 million of intangible assets, all of which are subject to amortization. The following table presents the amounts assigned to each intangible asset class:

	Intangible assets acquired (in thousands)	Weighted average amortization period (in years)
Customer relationships	$6,100	10.0
Acquired software	2,790	7.0
Marketing assets	560	7.0
Non-compete agreements	1,000	5.0

Total	$10,450	8.6

In connection with the acquisition, the Company entered into employment agreements with certain members of eTapestry’s management team. Under these arrangements, an additional amount of up to $1.5 million was payable based upon performance of the acquired business for the two twelve-month periods ending September 30, 2009. Based on actual performance, the Company issued 44,763 shares of common stock at a fair

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

market value of $22.34 and 42,262 shares of common stock at a fair market value of $11.83 during 2009 and 2008, respectively, under these employment agreements.

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

At the acquisition date, an additional amount of up to $2.4 million was contingently payable to the sellers under an earn-out arrangement based upon performance of the acquired businesses over the year subsequent to the acquisition. In 2008, the Company paid $2.3 million of contingent consideration in cash, which was recorded as an additional acquisition cost and increased the balance of goodwill. There is no further obligation in connection with the Target acquisition.

The allocation of the purchase price is based on a valuation of the fair value of the assets acquired and liabilities assumed in the acquisition of the Target Companies. The following table summarizes the allocation of the purchase price:

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

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Of the total amount of goodwill arising in the acquisition, $35.8 million is expected to be deductible for income tax purposes. All reportable segments were allocated a portion of the goodwill. The acquisition resulted in the identification of $22.3 million of intangible assets, all of which are subject to amortization. The following table presents the amounts assigned to each intangible asset class:

	Intangible assets acquired (in thousands)	Weighted average amortization period (in years)
Customer relationships	$13,627	12.7
Acquired software	3,655	10.0
Database	3,441	8.0
Marketing assets	800	5.0
Non-compete agreements	800	5.0

Total	$22,323	11.0

Pro forma information (unaudited)

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Kintera, eTapestry and the Target Companies had taken place at January 1, 2007. The pro forma information includes the historical operating results of the acquired companies and adjustments for the business combination effect of the amortization charges from acquired intangible assets, interest expense, interest income and related tax effects. The pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. The results of operations of RLC were not material to the Company’s consolidated results of operations, and thus pro-forma financial information is not presented.

	Years ended December 31,
(in thousands, except per share amounts)	2008	2007
Revenue	$322,073	$307,902
Net income	$22,728	$18,942
Earnings per share, basic	$0.55	$0.43
Earnings per share, diluted	$0.53	$0.42

3. Property and equipment

Property and equipment as of December 31, 2009 and 2008 consisted of the following:

	Estimated useful life (years)	December 31,
(in thousands)		2009	2008
Equipment	3 - 5	$5,323	$5,824
Computer hardware	3 - 5	25,850	29,448
Computer software	3 - 5	11,166	11,903
Construction in progress	—	5,960	357
Furniture and fixtures	5 - 7	4,891	5,229
Leasehold improvements	term of lease	2,641	2,419

Total property and equipment		55,831	55,180
Less: accumulated depreciation		(33,324)	(33,796)

Property and equipment, net of depreciation		$22,507	$21,384

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Depreciation expense was $8.4 million, $6.9 million and $4.7 million for December 31, 2009, 2008 and 2007, respectively.

Property and equipment at December 31, 2009 and 2008 included the following amounts for assets under capital leases:

	December 31,
(in thousands)	2009	2008
Equipment	$50	$50
Computer hardware	1,185	1,185
Computer software	255	255

Total property and equipment under capital leases	1,490	1,490
Less: accumulated depreciation	(1,407)	(1,054)

Property and equipment under capital leases, net of depreciation	$83	$436

4.	Goodwill and other intangible assets

The change in goodwill for each reportable segment during the years ended December 31, 2009 and 2008 consisted of the following:

(in thousands)	License fees	Consulting and education services	Analytic services	Maintenance	Subscriptions	Total
Balance at December 31, 2007	$1,350	$13,405	$13,721	$6,009	$23,790	$58,275
Additions related to business combinations	86	567	182	2,497	9,816	13,148
Payment of contingent consideration	137	634	879	511	734	2,895
Effect of foreign currency translation	(144)	(174)	(16)	(363)	(6)	(703)

Balance at December 31, 2008	1,429	14,432	14,766	8,654	34,334	73,615
Additions related to business combinations	23	627	—	587	373	1,610
Adjustments related to prior year businsess combinations	3	10	11	42	182	248
Subsequent recognition of deferred tax assets	(20)	(78)	(87)	(323)	(1,382)	(1,890)
Effect of foreign currency translation	32	138	4	125	37	336

Balance at December 31, 2009	$1,467	$15,129	$14,694	$9,085	$33,544	$73,919

The Company has no accumulated impairment losses as of December 31, 2009 and 2008. Additions to goodwill during the year ended December 31, 2009 related to the acquisition of RLC as described in Note 2 of these consolidated financial statements. The Company finalized the purchase price allocation for Kintera during 2009, which resulted in a net decrease to goodwill of $1.6 million. The adjustments to the purchase price allocation primarily related to (i) the recognition of $1.9 million of additional deferred tax assets, (ii) the recognition of a current tax benefit of $0.8 million and (iii) an increase in contingent tax liabilities, royalties and other preacquisition accruals of $1.1 million.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The Company has recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset, all of which are subject to amortization, as of December 31, 2009 and 2008.

	December 31,
(in thousands)	2009	2008
Gross carrying amount
Customer relationships	$39,975	$39,607
Marketing assets	2,232	2,124
Acquired software	11,489	11,045
Non-compete agreements	2,111	2,100
Database	3,441	3,441

Total gross carrying amount	59,248	58,317

Accumulated amortization
Customer relationships	(10,465)	(5,984)
Marketing assets	(843)	(496)
Acquired software	(3,454)	(2,052)
Non-compete agreements	(1,195)	(772)
Database	(1,272)	(842)

Total accumulated amortization	(17,229)	(10,146)

Total intangible assets, net	$42,019	$48,171

Additions to intangible assets subject to amortization during 2009 are related to the acquisition of RLC as described in Note 2 of these consolidated financial statements.

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the years ended December 31, 2009, 2008 and 2007.

	Years ended December 31,
(in thousands)	2009	2008	2007
Included in cost of revenue:
Cost of license fees	$362	$246	$153
Cost of services	1,344	1,338	1,178
Cost of maintenance	1,302	895	406
Cost of subscriptions	3,239	2,694	1,112
Cost of other revenue	75	75	96

Total included in cost of revenue	6,322	5,248	2,945
Included in operating expenses	768	713	491

Total	$7,090	$5,961	$3,436

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The following table outlines the estimated future amortization expense for each of the next five years for acquisition-related intangible assets as of December 31, 2009:

Amortization expense
Years ended December 31,	(in thousands)
2010	$6,787
2011	6,348
2012	5,477
2013	4,883
2014	4,572

Total	$28,067

5.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2009 and 2008:

	December 31,
(in thousands)	2009	2008
Deferred sales commissions	$6,013	$3,047
Prepaid software maintenance and royalties	4,694	3,904
Taxes, prepaid and receivable	3,736	6,385
Other	3,712	3,945

Total prepaid expenses and other current assets	$18,155	$17,281

6.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2009 and 2008:

	December 31,
(in thousands)	2009	2008
Accrued bonuses	$8,699	$6,905
Accrued commissions and salaries	3,800	3,703
Customer credit balances	3,536	3,028
Taxes payable	3,196	2,033
Accrued health care costs	1,394	758
Accrued accounting and legal fees	1,124	1,283
Other	4,225	4,432

Total accrued expenses and other current liabilities	$25,974	$22,142

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

7.	Deferred revenue

Deferred revenue consisted of the following as of December 31, 2009 and 2008:

	December 31,
(in thousands)	2009	2008
Maintenance	$76,651	$70,616
Subscriptions	31,130	23,588
Services	26,019	24,291
License fees and other	1,784	1,145

Total deferred revenue	135,584	119,640
Less: Long-term portion of deferred revenue	(6,172)	(5,838)

Current portion of deferred revenue	$129,412	$113,802

8.	Debt

Revolving credit facility

The Company has a five-year $75.0 million revolving credit facility, which expires July 2012. Under the terms of the credit agreement, the Company may elect not more than twice over the term of the agreement to increase the amount available under the facility for an aggregate amount of up to $50.0 million, subject to certain terms and conditions. In June 2008, the Company exercised one of its options and increased the credit facility by $15.0 million to an aggregate available amount of $90.0 million. The revolving credit facility is guaranteed by the material domestic subsidiaries and is collateralized with the stock of all of the Company’s subsidiaries. At December 31, 2009, there were no outstanding borrowings under the credit facility.

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

Under the credit facility the Company has the ability to choose either Base Rate Loans or LIBOR Loans. Base rate borrowings mature in July 2012. LIBOR Loans can be one, two, three or six month maturities, and the Company has the ability to extend the maturity of these loans by rolling them at their maturity into new loans with the same or longer maturities. The Company evaluates the classification of its debt based on the maturity of individual borrowings and any roll-over of borrowings subsequent to the balance sheet date, but prior to issuance of the financial statements.

Deferred financing costs

Amortization expense for deferred financing costs was $0.1 million for each of the years ended December 31, 2009, 2008 and 2007. A portion of the deferred financing costs amortized in 2007 was associated with the previous credit facility. The amortization of deferred financing cost recognized in 2009, 2008 and 2007 includes the amortization of cost related to the revolving credit facility entered into in 2007 and additional fees paid in June 2008 to exercise the Company’s option to increase the available borrowings under the credit facility. As of December 31, 2009 and 2008, deferred financing costs totaling $0.2 million and $0.3 million, respectively, are included in other assets on the consolidated balance sheet.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Note payable

As a result of the acquisition of Kintera, the Company assumed a note payable that Kintera had executed on December 1, 2007 in the amount of $3.2 million for the purchase of computer equipment. The note is collateralized by the underlying computer equipment, bears interest at a rate of 11.34% and has a maturity date of November 30, 2010. The Company recorded the note at its fair value as of the acquisition date, which resulted in an increase of $113,000 in the carrying value. Payments of principal and interest totaling $1.2 million are due in 2010. As of December 31, 2009, the note payable balance is classified as current. Based on the short-term nature of the note payable at December 31, 2009, the Company has determined that the fair value of this note payable approximates its carrying value.

9.	Commitments and contingencies

Leases and related party transactions

The Company leases its headquarters facility from Duck Pond Creek, LLC. Two current executive officers of the Company each have a 4% ownership interest in Duck Pond Creek, LLC. The lease agreement has a term of 15 years with two five-year renewal options by the Company. The annual base rent of the lease is $3.6 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse the Company an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During the years ended December 31, 2009 and 2008, rent expense was reduced by $0.3 million and $0.1 million, respectively, related to this lease provision. There were no such amounts recorded during the year ended December 31, 2007 since this lease provision became effective under renegotiated lease terms in October 2008. The $4.0 million leasehold improvement allowance has been included in the table of operating lease commitments below as a reduction in the Company’s lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.

Additionally, the Company has subleased a portion of its headquarters facility under various agreements extending through 2011. Under these agreements, rent expense was reduced by $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $0.2 million and $0.1 million during 2010 and 2011, respectively. No minimum aggregate sublease commitments exist after 2011. The Company has also received, and expects to receive through 2012, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $1.7 million, $1.8 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Additionally, the Company leases various office space and equipment under operating leases. The Company also has various non-cancelable capital leases for computer equipment and furniture.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

As of December 31, 2009, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Years ending December 31, (in thousands)	Operating leases	Capital leases
2010	$6,278	$174
2011	5,860	40
2012	5,337	2
2013	4,309	—
2014 and thereafter	39,931	—

Total minimum lease payments	$61,715	216
Less: portion representing interest		13

Present value of net minimum lease payments		203
Less: current maturities		163

Long-term maturities		$40

Other commitments

The Company utilizes third-party relationships in conjunction with its products, with contractual arrangements varying in length from one to three years. In some cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements is approximately $3.4 million through 2012. The Company incurred expense under these arrangements of $2.4 million, $1.6 million, and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Company assesses the fair value of its liability on the above indemnities to be immaterial based on historical experience and information known at December 31, 2009.

10.	Income taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions and foreign jurisdictions including Canada, United Kingdom, Australia and Netherlands. The Company is subject to U.S. federal income tax examination for calendar tax years 2005 through 2008 and state and foreign income tax examination for various years depending on statutes of limitations of those jurisdictions.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The following summarizes the components of income tax expense:

	Years ended December 31,
(in thousands)	2009	2008	2007
Current taxes:
U.S. Federal	$3,139	$6,862	$5,517
U.S. State and local	1,359	1,758	525
International	391	359	448

Total current taxes	4,889	8,979	6,490
Deferred taxes:
U.S. Federal	11,167	6,391	11,120
U.S. State and local	1,184	959	2,219

Total deferred taxes	12,351	7,350	13,339

Total income tax provision	$17,240	$16,329	$19,829

The following summarizes the components of income before provision for income taxes:

	Years ended December 31,
(in thousands)	2009	2008	2007
U.S.	$43,991	$44,828	$50,169
International	1,696	1,379	1,384

Income before provision for income taxes	$45,687	$46,207	$51,553

A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Years ended December 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	4.2	4.2	3.9
Change in state income tax rate applied to deferred tax asset	—	(0.8)	—
Disqualifying dispositions of incentive stock options	(0.2)	(0.8)	(0.3)
State credits, net of federal benefit	(2.1)	(2.8)	(1.4)
Change in valuation reserve	3.4	2.7	1.6
Federal credits generated	(3.0)	(0.9)	—
Other	0.4	(1.3)	(0.3)

Income tax provision effective rate	37.7%	35.3%	38.5%

Income tax benefit of $2.3 million, expense of $1.1 million and benefit of $4.9 million that were attributable to employee stock option transactions and restricted stock vesting, were recorded in stockholders’ equity in 2009, 2008 and 2007, respectively.

The amount of tax allocated to the translation adjustment recorded in accumulated other comprehensive income was a benefit of $0.4 million, an expense of $0.2 million and a benefit of $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The significant components of the Company’s deferred tax asset were as follows:

	December 31,
(in thousands)	2009	2008
Deferred tax assets relating to:
Research and other tax credits	$10,391	$9,859
Federal and state net operating loss carryforwards	19,804	23,007
Allowance for doubtful accounts	1,294	1,080
Deferred revenue	5,911	5,892
Intangible assets	35,985	42,596
Effect of expensing nonqualified stock options and restricted stock	8,113	7,474
Other	2,594	2,092

Total deferred tax assets	84,092	92,000
Deferred tax liabilities relating to:
Intangible assets	(8,345)	(8,608)
Fixed assets	(3,090)	(2,000)
Other	(3,365)	(1,907)

Total deferred tax liabilities	(14,800)	(12,515)
Valuation allowance	(7,994)	(7,865)

Net deferred tax asset	$61,298	$71,620

As of December 31, 2009, the Company had a federal foreign tax credit carryover of approximately $1.6 million, which will expire between 2014 and 2018. As of December 31, 2009 the Company had state tax credits of approximately $8.8 million net of federal tax, which will expire between 2010 and 2024, if unused. These state tax credits had a valuation reserve of approximately $6.4 million net of federal tax, as of December 31, 2009.

The Company acquired all of its federal and state net operating loss carryforwards in business acquisitions. At December 31, 2009, the Company had deferred tax assets of $17.3 million for federal net operating loss carryforwards and $2.5 million for state net operating loss carryforwards. These deferred assets pertain to net operating loss carryforwards of approximately $49.6 million and $47.9 million for federal and state purposes, respectively, at December 31, 2009. These net operating losses carryforwards expire during various tax years through 2029. As a result of the Kintera acquisition, Kintera underwent a change in ownership under Section 382 of the Internal Revenue Code (IRC Sec. 382) on July 8, 2008. On August 1, 2007, as a result of the eTapestry acquisition, eTapestry also underwent a change in ownership under IRC Sec. 382. In general, IRC Sec. 382 places annual limitations on the use of certain tax attributes such net operating losses and tax credit carryovers in existence at the ownership change date. These limitations restrict the amount of the aforementioned net operating loss carryforwards that are available to offset taxable income each year. A portion of the state net operating loss carryforward has a valuation reserve due to management’s uncertainty regarding the future ability to use such carryforwards.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The following table illustrates the change in the Company’s deferred tax asset valuation allowance.

(in thousands)	Balance at beginning of year	Acquisition related change	Charges to expense	Balance at end of year
Years ended December 31,
2009	$7,865	$(1,378)	$1,507	$7,994
2008	3,891	2,741	1,233	7,865
2007	3,147	—	744	3,891

The following table sets forth the change to the Company’s unrecognized tax benefit for the year ended December 31, 2009, 2008 and 2007:

	December 31,
(in thousands)	2009	2008	2007
Balance at beginning of year	$346	$629	$642
Increases from prior period positions	427	—	13
Decreases from prior period positions	—	—	(12)
Increases from current period positions	485	23	8
Lapse of statute of limitations	(27)	(306)	—
Decreases relating to settlements with taxing authorities	—	—	(22)

Balance at end of year	$1,231	$346	$629

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $1.1 million, at December 31, 2009. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. Tax expense for 2009 was increased by $0.9 million for changes in liabilities, penalties and accrued interest related to uncertain tax positions. Tax expense for 2008 was decreased by $0.3 million and for 2007 was increased by $25,000, for changes in liabilities, penalties and accrued interest related to uncertain tax positions. The total amount of interest and penalties included in the consolidated balance sheet as of December 31, 2009 and 2008 was $0.2 million. The total amount of interest and penalties included in the consolidated statement of operations for 2008 was $0.1 million; interest and penalties were immaterial in 2009.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits might significantly decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. These positions relate to state nexus issues. The reasonably possible decrease is $0.3 million.

It continues to be the Company’s intention to indefinitely reinvest undistributed foreign earnings. Accordingly, no deferred tax liability has been recorded in connection with the undistributed foreign earnings. It is not practicable for the Company to determine the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

11.	Stock-based compensation

Employee stock-based compensation plans

Under the Blackbaud, Inc. 2008 Equity Incentive Plan (2008 Equity Plan), the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to eligible employees, directors and consultants. The Company maintains other stock based compensation plans including the 2004 Stock Plan and the 2001 Stock Option Plan, under which no additional grants may be made, and the 2009 Equity Compensation Plan for Employees from Acquired Companies, under which the Company may grant shares of its common stock to employees pursuant to employment contracts or other arrangements entered into in connection with past and future acquisitions. In connection with the acquisition of Kintera on July 8, 2008, the Company also maintains the Kintera, Inc. 2000 Stock Option Plan, as amended (Kintera 2000 Plan) and Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended (Kintera 2003 Plan), that it assumed upon the acquisition of Kintera. The Company’s Compensation Committee of the Board of Directors administers the plans and the stock-based awards are granted under terms determined by them. The total number of authorized stock-based awards available under the Company’s plans was 3,888,881 as of December 31, 2009. The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of stock appreciation rights or upon granting of restricted stock.

The Company has issued three types of awards under these plans: stock options, restricted stock and stock appreciation rights. The following table sets forth the number of awards outstanding for each award type as of December 31, 2009 and 2008.

	Outstanding at December 31,
Award type	2009	2008
Stock options	1,091,241	1,526,855
Restricted stock	1,206,371	1,259,909
Stock appreciation rights	1,764,603	1,285,626

The majority of the stock-based awards granted under these plans have a 10-year contractual term. The option to purchase 800,000 shares of common stock granted on November 28, 2005, to the current Chief Executive Officer (CEO), has a 7-year contractual term. Additionally, stock appreciation rights (SARs), have contractual lives of 5 or 7 years.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The Company recognizes compensation expense associated with options on an accelerated basis over the requisite service period of the individual grantees, which generally equals the vesting period. The Company recognizes compensation expense associated with restricted stock and SARs on a straight-line basis over the requisite service period of the individual grantees, which generally equals the vesting period.

Stock-based compensation expense is allocated to expense categories on the statements of operations based on the employees’ departmental cost center. The following table summarizes stock-based compensation expense for the year ended December 31, 2009, 2008 and 2007.

	Years ended December 31,
(in thousands)	2009	2008	2007
Included in cost of revenue:
Cost of services	$1,433	$1,442	$627
Cost of maintenance	750	534	234
Cost of subscriptions	387	283	274

Total included in cost of revenue	2,570	2,259	1,135
Included in operating expenses:
Sales and marketing	1,605	1,607	831
Research and development	2,944	2,396	1,219
General and administrative	5,168	5,823	3,749

Total included in operating expenses	9,717	9,826	5,799

Total	$12,287	$12,085	$6,934

The total amount of compensation cost related to non-vested awards not recognized was $29.3 million at December 31, 2009. This amount will be recognized over a weighted average period of 1.9 years.

Stock options

The following table summarizes the options outstanding, vested and unvested under each of the Company’s stock-based compensation plans as of December 31, 2009.

Plan	Date of adoption		Options outstanding	Options vested	Options unvested	Range of exercise prices
2001 Stock Option Plan	July 1, 2001		303,081	303,081	—	$5.40-$9.04
2004 Stock Plan	March 23, 2004		758,289	758,289	—	$8.00-$16.10
Kintera 2000 Plan	July 8, 2008	(1)	6,820	6,820	—	$1.16-$19.26
Kintera 2003 Plan	July 8, 2008	(1)	23,051	18,209	4,842	$10.59-$21.38

Total			1,091,241	1,086,399	4,842
(1)	In connection with the acquisition of Kintera, the Company assumed certain stock options issued and outstanding at the date of acquisition.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

A summary of outstanding options as of December 31, 2009, and changes during the year then ended, is as follows:

Options	Share options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2009	1,526,855	$10.46
Exercised	(434,463)	5.77
Forfeited	(1,151)	12.19

Outstanding at December 31, 2009	1,091,241	$12.32	2.9	$12,338

Unvested and expected to vest at December 31, 2009	4,659	$11.56	8.3	$56

Vested and exercisable at December 31, 2009	1,086,399	$12.33	2.9	$12,279

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $5.9 million, $1.8 million and $14.8 million, respectively. The total fair value of options that vested during the year ended December 31, 2009, 2008 and 2007 was $2.3 million, $2.8 million and $3.3 million, respectively. All outstanding options granted by the Company had a fair market value assigned at grant date based on the use of the Black-Scholes option pricing model. The assumptions used in the valuation of options are the same as described in the stock appreciation rights section below.

There have been no new stock option awards granted since 2005.

Restricted stock

The Company has also granted shares of common stock subject to certain restrictions under the 2008 Equity Plan and the 2004 Stock Plan. Restricted stock granted to employees vest in equal annual installments over four years from the grant date. Restricted stock granted to non-employee directors vests after one year from the date of grant or, if earlier, immediately prior to the next annual election of directors, provided the non-employee director is serving as a director at that time. Restricted stock granted to the Company’s executive officers and certain members of management are subject to accelerated vesting upon a change in control of the Company as defined in the employees’ retention agreement. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted stock are recognized in the period the restrictions lapse to the extent expense has been recognized. Tax benefits associated with stock-based compensation in excess of the related book expense recorded are credited to additional paid-in capital within stockholders’ equity. During 2009 and 2008, the Company purchased 170,729 and 106,446 shares, respectively, from restricted stockholders upon lapsing of stock restrictions in order for the holders to satisfy personal tax liabilities.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

A summary of unvested restricted stock as of December 31, 2009, and changes during the year then ended, is as follows:

Unvested restricted stock	Restricted stock	Weighted average grant-date fair value
Unvested at January 1, 2009	1,259,909	$19.16
Granted	492,964	21.36
Vested	(492,432)	18.81
Forfeited	(54,070)	20.63

Unvested at December 31, 2009	1,206,371	$20.20

As of December 31, 2009, the number and intrinsic value of restricted awards expected to vest was 1,147,662 and $27.1 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $9.3 million, $6.9 million and $4.4 million, respectively. The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2009, 2008 and 2007 was $21.36, $14.89 and $25.80, respectively.

Stock appreciation rights

The Company has granted SARs under the 2008 Equity Plan and the 2004 Stock Plan to certain members of management. The SARs will be settled in stock at the time of exercise and vest three and four years from the date of grant subject to the recipient’s continued employment with the Company. SARs granted to the Company’s executive officers and certain members of management are subject to accelerated vesting upon a change in control of the Company as defined in the employees’ retention agreement. The number of shares issued upon the exercise of the SARs is calculated as the difference between the share price of the Company’s stock on the date of exercise and the date of grant multiplied by the number of SARs divided by the share price on the exercise date. During 2009, the Company purchased 12,146 shares from SAR holders upon the exercise of SARs in order for the holders to satisfy personal tax liabilities.

A summary of SARs as of December 31, 2009, and changes during the year then ended, is as follows:

Stock appreciation rights	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2009	1,285,626	$21.40
Granted	569,064	22.34
Exercised	(17,116)	12.40
Forfeited	(72,971)	21.42

Outstanding at December 31, 2009	1,764,603	$21.79	5.4	$5,090

Unvested and expected to vest at December 31, 2009	1,221,112	$20.94	5.9	$4,004

Vested and exercisable at December 31, 2009	507,136	$23.94	4.1	$961

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The total intrinsic value of SARs exercised during the year ended December 31, 2009 was $0.2 million. There were no SAR exercises prior to 2009. The total fair value of SARs that vested during the year ended December 31, 2009 and 2008 was $3.1 million and $1.1 million, respectively. Prior to 2008, there were no vested SARs. The weighted average grant date fair value of SARs granted for the years ended December 31, 2009, 2008 and 2007 was $7.38, $5.02 and $9.17, respectively. All outstanding SARs granted by the Company had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in the Black-Scholes option pricing model for SARs granted in 2009, 2008, and 2007 are as follows:

	Years ended December 31,
	2009	2008	2007
Volatility	45%	39% to 44%	42% to 46%
Dividend yield	1.7%	1.5% to 1.7%	1.3% to 1.4%
Risk-free interest rate	1.8%	2.10% to 3.21%	3.89% to 4.80%
Expected SAR life in years	4	4	3 to 4

The expected volatility assumption is determined by calculating the volatility for a number of comparable companies and calculating the average expected volatility over the expected life of the SAR. The dividend yield is based on the adopted dividend policy in effect at the time of grant. The risk-free interest rate is based on United States Treasury rate for a term consistent with the expected life of the SAR at the time of grant. The expected life of the SAR represents the length of time from grant until the SAR is exercised based on experience.

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

The following table provides information with respect to quarterly dividends paid on common stock during the year ended December 31, 2009:

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2009	$0.10	February 27	March 13
April 2009	$0.10	May 28	June 15
July 2009	$0.10	August 28	September 15
October 2009	$0.10	November 27	December 15

On February 4, 2010, the Company’s Board of Directors declared a first quarter dividend of $0.11 per share payable on March 15, 2009 to stockholders of record on February 26, 2010.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Stock repurchase program

In May 2008, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to purchase up to $40.0 million of its outstanding shares of common stock. The prior program was terminated at that date and the remaining balance that was authorized but not used was included in the amount authorized under the new program. The new program does not have an expiration date. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors.

The Company accounts for purchases of treasury stock under the cost method. There were no shares purchased during the year ended December 31, 2009. The remaining amount available to purchase stock under the stock repurchase program was $30.8 million as of December 31, 2009.

Stock surrenders

During the year ended December 31, 2009 and 2008, restricted stock and stock appreciation right holders surrendered 182,875 and 106,446 shares of common stock, totaling $3.8 million and $1.4 million, respectively, to satisfy their tax obligations due upon vesting of restricted stock and exercise of stock appreciation rights.

Treasury stock

The following table sets forth the changes in treasury stock for the years ended December 31, 2009 and 2008:

(in thousands, except shares)	Plan date	Shares	Amount
Balance as of December 31, 2007		5,431,852	$85,487
Stock purchased in connection with stock repurchase program	June 13, 2007	1,435,745	34,498
Stock purchased in connection with stock repurchase program	May 7, 2008	520,423	9,229
Stock acquired via surrender of shares of restricted stock to the Company upon vesting for settlement of taxes		106,446	1,380

Balance as of December 31, 2008		7,494,466	130,594
Stock acquired via surrender of shares to the Company upon vesting of restricted stock or exercise of stock appreciation rights for settlement of taxes		182,875	3,788

Balance as of December 31, 2009		7,677,341	$134,382

13.	Employee profit-sharing plan

The Company has a 401(k) profit-sharing plan (401K Plan) covering substantially all employees. Employees can contribute between 1% and 30% of their salaries in 2009, 2008 and 2007 and the Company matches 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at the Company’s discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2009, 2008 and 2007 were $3.4 million, $2.2 million and $2.4 million, respectively. There was no discretionary contribution by the Company to the 401K Plan in 2009, 2008 and 2007.

14.	Segment information

The Company has determined that through December 31, 2009 it had six reportable segments based on the way that management organized operating results to make operating decisions and to assess financial performance. Internal financial reports disaggregated certain operating information into these six reportable segments. The

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Company’s chief operating decision maker is its chief executive officer, or CEO. The CEO used the information presented in these reports to make certain operating decisions. The CEO did not review any report presenting segment balance sheet information. The segment revenues and direct controllable costs, which include salaries, related benefits, third-party contractors, data expense and classroom rentals, for the years ended December 31, 2009, 2008 and 2007 were as follows:

(in thousands)	License fees	Consulting and education services(1)	Analytic services(2)	Maintenance	Subscriptions	Other	Total
Year ended December 31, 2009
Revenue	$25,392	$65,342	$22,492	$116,476	$72,898	$6,738	$309,338
Direct controllable costs	3,221	41,845	10,046	15,769	22,252	6,009	99,142

Segment income	22,171	23,497	12,446	100,707	50,646	729	210,196
Corporate costs not allocated(3)							21,798
Operating expenses							142,606
Interest expense, net							325
Other income, net							(220)

Income before provision for income taxes							$45,687
Year ended December 31, 2008
Revenue	$35,932	$77,687	$23,137	$107,304	$49,705	$8,730	$302,495
Direct controllable costs	3,070	44,392	9,881	15,334	15,677	8,279	96,633

Segment income	32,862	33,295	13,256	91,970	34,028	451	205,862
Corporate costs not allocated(3)							19,783
Operating expenses							138,678
Interest expense, net							1,000
Other expense, net							194

Income before provision for income taxes							$46,207
Year ended December 31, 2007
Revenue	$37,569	$73,174	$18,202	$94,602	$25,389	$8,102	$257,038
Direct controllable costs	2,717	38,778	8,009	13,382	7,837	7,164	77,887

Segment income	34,852	34,396	10,193	81,220	17,552	938	179,151
Corporate costs not allocated(3)							14,590
Operating expenses							112,154
Interest expense, net							351
Other expense, net							503

Income before provision for income taxes							$51,553
(1)	This segment consists of consulting, installation and implementation, document imaging, customer training and other educational services.
(2)	This segment consists of donor prospect research and data modeling services.
(3)	Various corporate costs such as depreciation, facilities and IT support costs, stock-based compensation and amortization of intangibles arising from business combinations are not allocated to the segment income as management believes that the exclusion of these costs allows the Company to better understand and manage other operating expenses and cash needs.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The Company also derives a portion of its revenue from its foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable and long-lived assets by geographic region based on the location of the assets.

(in thousands)	United States	Canada	Europe	Pacific	Total
Revenue from external customers:
2009	$269,604	$13,793	$20,490	$5,451	$309,338
2008	262,170	13,951	20,401	5,973	302,495
2007	220,851	13,978	17,927	4,282	257,038
Property and equipment:
December 31, 2009	$21,570	$83	$662	$192	$22,507
December 31, 2008	20,738	50	419	177	21,384

It is impractical for the Company to identify its revenues by product category.

Effective January 1, 2010, the Company reorganized its business into three operating units to better align its organization around key customer groups. The three operating units are the General Markets Business Unit, the Enterprise Customer Business Unit and the International Business Unit. The Company will reflect this reorganization in the Form 10-Q for the period during which management organizes operating results to make operating decisions and to assess financial performance based on the new operating unit structure.

15.	Quarterly results (unaudited)

(in thousands, except per share data)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenue	$74,741	$76,415	$79,205	$78,977
Gross profit	44,463	45,919	48,664	49,352
Income from operations	7,762	10,841	13,883	13,306
Income before provision for income taxes	7,238	10,639	13,960	13,850
Net income	4,072	6,588	9,828	7,959
Earnings per share
Basic	$0.10	$0.15	$0.23	$0.18
Diluted	$0.09	$0.15	$0.22	$0.18
(in thousands, except per share data)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total revenue	$69,436	$72,502	$80,098	$80,459
Gross profit	42,693	46,348	48,792	48,246
Income from operations	11,254	14,594	11,500	10,053
Income before provision for income taxes	11,260	14,529	10,964	9,454
Net income	7,043	8,987	7,316	6,532
Earnings per share
Basic	$0.16	$0.21	$0.17	$0.15
Diluted	$0.16	$0.21	$0.17	$0.15

Earnings per common share are computed independently for each of the periods presented and, therefore, may not add up to the total for the year. The results of operations of acquired companies are included in the consolidated results of operations from the date of their respective acquisition as described in Note 2.