Form 10-Q
period 2010-03-31
BLACKBAUD INC
filed 2010-05-07
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of the registrant’s Common Stock outstanding as of April 28, 2010 was 44,811,086.

BLACKBAUD, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial statements
	Consolidated balance sheets as of March 31, 2010 and December 31, 2009 (unaudited)	1
	Consolidated statements of operations for the three months ended March 31, 2010 and 2009 (unaudited)	2
	Consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the three months ended March 31, 2010 and the year ended December 31, 2009 (unaudited)	4
	Notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	16
Item 3.	Quantitative and qualitative disclosures about market risk	27
Item 4.	Controls and procedures	27

PART II. OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds	28
Item 6.	Exhibits	28

Signatures
Exhibit – 31.1 Exhibit – 31.2 Exhibit – 32.1 Exhibit – 32.2

PART I- FINANCIAL INFORMATION

Item 1.	Financial statements

Blackbaud, Inc.

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$23,281	$22,769
Donor restricted cash	9,713	12,874
Accounts receivable, net of allowance of $3,408 and $3,559 at March 31, 2010 and December 31, 2009, respectively	48,851	50,220
Prepaid expenses and other current assets	15,785	18,155
Deferred tax asset, current portion	5,728	5,728

Total current assets	103,358	109,746
Property and equipment, net	21,722	22,507
Deferred tax asset	54,890	55,570
Goodwill	73,684	73,919
Intangible assets, net	40,385	42,019
Other assets	504	468

Total assets	$294,543	$304,229

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$7,033	$10,683
Accrued expenses and other current liabilities	19,368	25,974
Donations payable	9,713	12,874
Debt, current portion	1,101	1,288
Deferred revenue	125,905	129,412

Total current liabilities	163,120	180,231
Deferred revenue, noncurrent	6,189	6,172
Other noncurrent liabilities	1,485	1,720

Total liabilities	170,794	188,123

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized, 52,458,297 and 52,214,606 shares issued at March 31, 2010 and December 31, 2009, respectively	52	52
Additional paid-in capital	141,525	134,726
Treasury stock, at cost; 7,674,521 and 7,677,341 shares at
March 31, 2010 and December 31, 2009, respectively	(134,327)	(134,382)
Accumulated other comprehensive loss	(475)	(201)
Retained earnings	116,974	115,911

Total stockholders’ equity	123,749	116,106

Total liabilities and stockholders’ equity	$294,543	$304,229

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of operations

(Unaudited)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2010	2009
Revenue
License fees	$5,167	$7,405
Services	20,089	21,129
Maintenance	30,597	28,011
Subscriptions	19,176	16,723
Other revenue	1,210	1,473

Total revenue	76,239	74,741

Cost of revenue
Cost of license fees	617	903
Cost of services	15,916	16,209
Cost of maintenance	5,770	5,148
Cost of subscriptions	7,226	6,740
Cost of other revenue	1,117	1,278

Total cost of revenue	30,646	30,278

Gross profit	45,593	44,463

Operating expenses
Sales and marketing	16,423	16,115
Research and development	10,909	11,461
General and administrative	8,397	8,939
Amortization	196	186

Total operating expenses	35,925	36,701

Income from operations	9,668	7,762
Interest income	20	62
Interest expense	(46)	(425)
Other income (expense), net	3	(161)

Income before provision for income taxes	9,645	7,238
Income tax provision	3,693	3,166

Net income	$5,952	$4,072

Earnings per share
Basic	$ 0.14	$ 0.10
Diluted	$ 0.13	$ 0.09

Common shares and equivalents outstanding
Basic weighted average shares	43,435,218	42,536,810
Diluted weighted average shares	44,226,074	43,043,777
Dividends per share	$ 0.11	$ 0.10

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities
Net income	$5,952	$4,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,819	3,826
Provision for doubtful accounts and sales returns	457	905
Stock-based compensation expense	3,152	3,220
Excess tax benefits from stock based compensation	(1,014)	(65)
Deferred taxes	795	1,713
Other non-cash adjustments	(160)	35
Changes in assets and liabilities:
Accounts receivable	696	3,751
Prepaid expenses and other assets	3,274	326
Trade accounts payable	61	566
Accrued expenses and other current liabilities	(6,356)	(3,687)
Donor restricted cash	3,147	5,315
Donations payable	(3,147)	(5,315)
Deferred revenue	(3,348)	(2,237)

Net cash provided by operating activities	7,328	12,425

Cash flows from investing activities
Purchase of property and equipment	(5,069)	(1,114)
Purchase of intangible assets	(130)	-

Net cash used in investing activities	(5,199)	(1,114)

Cash flows from financing activities
Proceeds from exercise of stock options	2,654	51
Excess tax benefits from stock based compensation	1,014	65
Payments on debt	(187)	(251)
Payments on capital lease obligations	(81)	(114)
Dividend payments to stockholders	(4,910)	(4,349)

Net cash used in financing activities	(1,510)	(4,598)

Effect of exchange rate on cash and cash equivalents	(107)	(47)

Net increase in cash and cash equivalents	512	6,666
Cash and cash equivalents, beginning of period	22,769	16,361

Cash and cash equivalents, end of period	$23,281	$23,027

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

(Unaudited)

	Comprehensive	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Retained	Total stockholders’
(in thousands, except share amounts)	income	Shares	Amount	capital	stock	income (loss)	earnings	equity
Balance at December 31, 2008		51,269,081	$51	$116,846	$(130,594)	$(899)	$105,104	$90,508
Net income	$28,447	-	-	-	-	-	28,447	28,447
Payment of dividends	-	-	-	-	-	-	(17,673)	(17,673)
Surrender of 182,875 shares upon restricted stock vesting and stock appreciation right exercise	-	-	-	-	(3,788)	-	-	(3,788)
Issuance of common stock	-	55,661	-	1,215	-	-	-	1,215
Exercise of stock options and stock appreciation rights	-	451,580	1	2,509	-	-	-	2,510
Tax impact of exercise of nonqualified stock options and restricted stock vesting	-	-	-	2,290	-	-	-	2,290
Stock-based compensation	-	-	-	11,417	-	-	33	11,450
Restricted stock grants	-	492,964	-	449	-	-	-	449
Restricted stock cancellations	-	(54,680)	-	-	-	-	-	-
Translation adjustment, net of tax	698	-	-	-	-	698	-	698

Comprehensive income	$29,145
Balance at December 31, 2009		52,214,606	$52	$134,726	$(134,382)	$(201)	$115,911	$116,106

Net income	$5,952	-	-	-	-	-	5,952	5,952
Payment of dividends	-	-	-	-	-	-	(4,910)	(4,910)
Surrender of 6,806 shares upon restricted stock vesting and exercise of stock appreciation rights	-	-	-	-	55	-	-	55
Exercise of stock options and stock appreciation rights	-	271,656	-	2,654	-	-	-	2,654
Tax impact of exercise of nonqualified stock options and restricted stock vesting	-	-	-	1,014	-	-	-	1,014
Stock-based compensation	-	-	-	3,131	-	-	21	3,152
Restricted stock grants	-	1,000	-	-	-	-	-	-
Restricted stock cancellations	-	(28,965)	-	-	-	-	-	-
Translation adjustment, net of tax	(274)	-	-	-	-	(274)	-	(274)

Comprehensive income	$5,678
Balance at March 31, 2010		52,458,297	$52	$141,525	$(134,327)	$(475)	$116,974	$123,749

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

1. Organization

Blackbaud, Inc. (the Company) is the leading global provider of software and related services designed specifically for nonprofit organizations, and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of March 31, 2010, the Company had approximately 22,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim financial statements

The interim consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and other forms filed with the SEC from time to time.

During the three months ended March 31, 2010, the Company recorded an out-of-period adjustment of $0.3 million, net of tax, for the reversal of an accrual associated with expenses related to 2009. The Company has determined that the impact of this out-of-period adjustment recorded in the three months ended March 31, 2010 is immaterial to the results of operations in all applicable current and prior interim and annual periods. The Company also expects the impact of the adjustment to be immaterial to the full year 2010 results of operations.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Revenue recognition

The Company’s revenue is primarily generated from the following sources: (1) selling perpetual licenses of its software products, (2) providing professional services including implementation, training, consulting, hosting and other services, (3) providing software maintenance and support services and (4) charging for the use of its software products in a hosted environment.

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

The Company makes certain of its software products available for use in hosted application arrangements without licensing perpetual rights to the software (hosted applications). Revenue from hosted applications is recognized over the subscription agreement, which generally ranges from one to three years. For contractual arrangements covering the use of hosted applications, the stand-alone value of the delivered items or the fair value of undelivered items in the arrangement has not been established. Such items include upfront activation, implementation and hosting of the solution. For these arrangements the Company treats the transaction as a single element and the revenue is deferred until the hosted application is deployed and in use, at which time revenue is recognized over the remaining term of the arrangement. Direct and incremental costs relating to activation and implementation are capitalized until the hosted application is deployed and in use, and then expensed over the remaining term of the arrangement.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Goodwill

As discussed in Note 13, the Company reorganized its business into three operating units which resulted in a change in reportable segments effective January 1, 2010. As a result of the change in reportable segments, the Company tested goodwill for impairment as of January 1, 2010 and there was no impairment of goodwill. Goodwill has been reallocated among the new reportable segments as of December 31, 2009. The change in goodwill by reportable segment during the three months ended March 31, 2010 consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Other	Total
Balance at December 31, 2009	$40,625	$26,472	$4,713	$2,109	$73,919
Effect of foreign currency translation	-	-	(235)	-	(235)

Balance at March 31, 2010	$40,625	$26,472	$4,478	$2,109	$73,684

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
(in thousands)	2010	2009
Included in cost of revenue:
Cost of license fees	$94	$81
Cost of services	336	334
Cost of maintenance	297	325
Cost of subscriptions	760	819
Cost of other revenue	19	19

Total included in cost of revenue	1,506	1,578
Included in operating expenses	196	186

Total	$1,702	$1,764

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

3. Business combinations

RLC

On April 29, 2009, the Company acquired all of the outstanding stock of RLC Customer Centric Technology B.V. (RLC), a privately held limited liability company based in the Netherlands, for €1.8 million in cash, or the equivalent of $2.4 million based on the foreign exchange rate at the time of the acquisition. The acquisition of RLC

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

provided the Company with a foundation to expand into the Netherlands and other Western European markets. The results of operations of RLC are included in the consolidated financial statements of the Company from the date of acquisition. During the first three months of 2010, total revenue from RLC was $0.7 million and cost of revenue was $0.3 million.

In addition to the initial purchase price, the Company may be required to pay up to a maximum of €400,000, or the equivalent of $0.5 million based on the foreign exchange rate at the time of the acquisition, in earn-out payments if RLC meets revenue and EBITDA margin targets, as defined in the agreement, over the two years subsequent to the acquisition. A liability of $0.2 million was initially recognized for the estimated contingent consideration that will be paid based on a probability-weighted discounted cash flow valuation technique. During the three months ended March 31, 2010, the Company recognized $0.1 million of income, as a result of the change in the estimated fair value of the contingent consideration liability. This amount was recorded as a reduction of general and administrative expense.

4. Earnings per share

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of non-vested restricted stock, shares of non-vested performance share award restricted stock units and settlement of stock appreciation rights. Additionally, dilutive potential common shares for the three months ended March 31, 2009 includes shares issuable for certain contingent liabilities that were payable in shares of common stock based on the number of shares that would be issuable if March 31, 2009 had been the end of the contingency period.

Diluted earnings per share for the three months ended March 31, 2010 and 2009 do not include the effect of 164,355 and 1,645,649, respectively, potential common share equivalents as they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2010	2009
Numerator:
Net income, as reported	$5,952	$4,072
Denominator:
Weighted average common shares	43,435,218	42,536,810
Add effect of dilutive securities:
Employee stock options and restricted stock	790,856	392,411
Liabilities to be paid in shares of common stock	-	114,556

Weighted average common shares assuming dilution	44,226,074	43,043,777

Earnings per share:
Basic	$0.14	$0.10
Diluted	$0.13	$0.09

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

5. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
(in thousands)	2010	2009
Net income	$5,952	$4,072
Foreign currency translation adjustment, net of tax	(274)	330

Comprehensive income	$5,678	$4,402

The amount of tax allocated to the translation adjustment recorded in accumulated other comprehensive income was a benefit of $0.2 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2010 and December 31, 2009:

(in thousands)	March 31, 2010	December 31, 2009
Deferred sales commissions	$5,837	$6,013
Prepaid software maintenance and royalties	3,376	4,694
Taxes, prepaid and receivable	2,125	3,736
Other	4,447	3,712

Total prepaid expenses and other current assets	$15,785	$18,155

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2010 and December 31, 2009:

(in thousands)	March 31, 2010	December 31, 2009
Accrued bonuses	$3,648	$8,699
Accrued commissions and salaries	3,327	3,800
Customer credit balances	3,915	3,536
Taxes payable	3,206	3,196
Accrued health care costs	1,051	1,394
Accrued accounting and legal fees	995	1,124
Other	3,226	4,225

Total accrued expenses and other current liabilities	$19,368	$25,974

8. Debt

The Company has a five-year $75.0 million revolving credit facility, which expires July 2012. Under the terms of the credit agreement, the Company may elect not more than twice over the term of the agreement to increase the amount available under the facility for an aggregate amount of up to $50.0 million, subject to certain terms and conditions. In June 2008, the Company exercised one of its options and increased the credit facility by $15.0 million to an aggregate available amount of $90.0 million. The revolving credit facility is guaranteed by the

Blackbaud, Inc.

Condensed notes to consolidated financial statements (continued)

(Unaudited)

material domestic subsidiaries and is collateralized with the stock of all of the Company’s subsidiaries. At March 31, 2010, there were no outstanding borrowings under the credit facility.

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

Note payable

As a result of the acquisition of Kintera, the Company assumed a note payable that Kintera had executed on December 1, 2007 in the amount of $3.2 million for the purchase of computer equipment. The note is collateralized by the underlying computer equipment, bears interest at a rate of 11.34% and has a maturity date of November 30, 2010. The Company recorded the note at its fair value as of the acquisition date, which resulted in an increase of $0.1 million in the carrying value. Based on the short-term nature of the note payable at March 31, 2010, the Company has determined that the fair value of this note payable approximates its carrying value.

9. Commitments and contingencies

Leases

The Company leases its headquarters facility from Duck Pond Creek, LLC. Two current executive officers of the Company each have a 4% ownership interest in Duck Pond Creek, LLC. The lease agreement has a term of 15 years with two five-year renewal options by the Company. The annual base rent of the lease is $3.6 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse the Company an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During the three months ended March 31, 2010 and 2009 rent expense was reduced by $66,700 related to this lease provision. The $4.0 million leasehold improvement allowance has been included in the table below of operating lease commitments as a reduction in the Company’s lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.

Additionally, the Company has subleased a portion of its facilities under various agreements extending through 2012. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $0.3 million, $0.3 million and $0.2 million during 2010, 2011 and 2012, respectively. No minimum aggregate sublease commitments exist after 2012. Rent expense was reduced by $112,000 and $45,000 for the three months ended March 31, 2010 and 2009, respectively, by sublease income. The Company has also received, and expects to receive through 2012, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.7 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.

Additionally, the Company leases various office space and equipment under operating leases. The Company also has various non-cancelable capital leases for computer equipment and furniture.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

As of March 31, 2010, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31, (in thousands)	Operating leases	Capital leases
2010 – remaining	$4,972	$88
2011	6,556	40
2012	6,045	2
2013	5,291	-
2014	4,988	-
2015 and thereafter	36,289	-

Total minimum lease payments	$64,141	130
Less: portion representing interest		8

Present value of net minimum lease payments		122
Less: current portion		101

Noncurrent portion		$21

Other commitments

The Company utilizes third-party relationships in conjunction with its products, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements is approximately $4.1 million through 2012. The Company incurred expense under these arrangements of $1.2 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively. In May 2010, the Company entered into a contractual arrangement with total minimum purchase commitments of approximately $1.8 million through 2012.

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

10. Income taxes

The Company calculated the provision for income taxes for the three months ended March 31, 2010 using the 2010 projected annual effective tax rate of 38.7%, which excludes period-specific items. The Company’s effective tax rate for the three months ended March 31, 2010 and 2009, including the effects of period-specific events, was 38.3% and 43.7%, respectively. There were no material period-specific items recorded in the three months ended March 31, 2010. Period-specific items recorded in the three months ended March 31, 2009 included an increase of $0.8 million in the valuation allowance for certain state tax credits and net operating loss carryforwards and a correction of an immaterial prior period error of $0.4 million, which reduced income tax expense.

The Company has deferred tax assets for, among other items, federal net operating loss carryforwards, state net operating loss carryforwards, and state tax credits. A portion of the state net operating loss carryforwards and state tax credits have a valuation reserve due to the uncertainty of realizing such carryforwards and credits in the future. Additionally, the Company has a valuation allowance for certain state deferred tax assets acquired from Kintera.

The Company recorded net excess tax benefits on stock option exercises and restricted stock vesting of $1.0 million and $18,000 in stockholders’ equity during the three months ended March 31, 2010 and 2009, respectively.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $1.1 million at March 31, 2010. The total amount of interest and penalties included in the consolidated balance sheet as of March 31, 2010 was $0.2 million. The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that these unrecognized tax benefits may significantly decrease within the next twelve months and be recognized as a reduction of tax expense. The possible decrease relates to state nexus issues and could result from the finalization of state income tax reviews and/or the expiration of statutes of limitations.

11. Stock-based compensation

During the three months ended March 31, 2010, the Company issued 1,000 shares of restricted stock and 100,000 stock appreciation rights with an aggregate grant date fair value of $23,000 and $638,000, respectively. The Company also issued performance share awards of restricted stock units to certain executive officers with an aggregate grant date value range of zero to $2.1 million depending on the achievement of the various performance targets. Under the performance share award agreements, if the minimum performance targets are not met, the restricted stock units will not vest and no shares of the Company’s common stock will be granted. Compensation cost for the performance awards will be recognized to the extent the performance targets are achieved using the graded-vesting method over the requisite service period of 3 years. No stock options were issued in the three months ended March 31, 2010.

Stock-based compensation expense is allocated to expense categories on the consolidated statements of operations. The following table summarizes stock-based compensation expense for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
(in thousands)	2010	2009
Included in cost of revenue:
Cost of services	$436	$377
Cost of maintenance	177	157
Cost of subscriptions	92	119

Total included in cost of revenue	705	653
Included in operating expenses:
Sales and marketing	361	340
Research and development	711	711
General and administrative	1,375	1,516

Total included in operating expenses	2,447	2,567

Total	$3,152	$3,220

12. Stockholders’ equity

Dividends

In February 2010, the Company’s Board of Directors approved an annual dividend of $0.44 per share and declared its first quarter dividend of $0.11 per share, which was paid on March 15, 2010 to stockholders of record on February 26, 2010.

In April 2010, the Company’s Board of Directors declared a second quarter dividend of $0.11 per share payable on June 15, 2010 to stockholders of record on May 28, 2010.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Stock surrenders

During the three months ended March 31, 2010, restricted stock and stock appreciation rights holders surrendered 6,806 shares of common stock, totaling $0.2 million, to satisfy their tax obligations due upon vesting.

13. Segment information

Effective January 1, 2010, the Company reorganized its business into three operating units to better align its organization around key customer groups. The three operating units are the Enterprise Customer Business Unit (ECBU), the General Markets Business Unit (GMBU) and the International Business Unit (IBU).

Following is a description of each operating unit:

•

The ECBU is focused on marketing, sales, delivery and support to large and/or strategic, to specifically identified named prospects and customers in North America. In addition, ECBU is focused on marketing, sales and delivery of analytic services to all prospects and customers in North America.

•

The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America that are not specifically identified as ECBU prospects and customers.

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America.

The Company has determined that the three operating units represent the Company’s reportable segments. The Company’s chief operating decision maker is its chief executive officer, or CEO. The CEO reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. The CEO uses internal financial reports that provide segment revenues and operating income, excluding stock-based compensation expense, amortization expense, depreciation expense, research and development expense and certain corporate sales, marketing, general and administrative expenses. The CEO believes that the exclusion of these costs allows for a better understanding of the operating performance of the operating units and management of other operating expenses and cash needs. The CEO does not review any segment balance sheet information.

The Company has recast its segment disclosures for 2009 in order to present comparable financial results for the new reportable segments. Summarized reportable segment financial results for the three months ended March 31, 2010 and 2009 were as follows:

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

(in thousands)	Three months ended March 31,
	2010	2009
Revenue by segment:
ECBU	$29,233	$29,915
GMBU	38,625	37,803
IBU	6,735	5,771
Other	1,646	1,252

Total revenue	$76,239	$74,741

Segment operating income:
ECBU	10,813	11,532
GMBU	21,329	20,329
IBU(1)	1,405	1,523
Other	861	436

	34,408	33,820
Less:
Corporate unallocated costs(2)	19,886	21,074
Stock based compensation costs	3,152	3,220
Amortization expense	1,702	1,764
Interest expense, net	26	363
Other (income) expense, net	(3)	161

Income before provision for income taxes	$9,645	$7,238

(1)	IBU operating income is reduced by operating costs from our foreign locations such as sales, marketing, general administrative, depreciation, facilities and IT support costs.
(2)	Corporate costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Executive summary

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of March 31, 2010, we had approximately 22,000 active customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

We derive revenue from selling perpetual licenses or charging for the use of our software products in a hosted environment and providing a broad offering of services, including consulting, training, installation and implementation, as well as ongoing customer support and maintenance. Consulting, training and implementation services are generally not essential to the functionality of our software products and are sold separately. Furthermore, we derive revenue from providing hosting services, performing donor prospect research engagements, selling lists of potential donors, and providing benchmarking studies and data modeling services.

Overall, revenue for the first quarter of 2010 increased 2% compared to the first quarter of 2009. When removing the impact of foreign currency translation, revenue was relatively flat when comparing the first quarter of 2010 to the same period in 2009. Revenues associated with our core perpetual license offerings and related services continued to experience challenging selling markets resulting in decreases compared with the first quarter of 2009. However, during the first quarter of 2010 compared with the same period in 2009, revenue from maintenance and subscription offerings, which represents 65% of our revenue on a combined basis, experienced growth of 11%. The growth in maintenance revenue was principally driven by maintaining high renewal rates, new maintenance contracts associated with new license arrangements and existing client increases. The growth in subscription revenue is principally attributable to increased demand for our hosting services, online training and data management offerings.

We continued to closely manage our operating expenses and focus on achieving a targeted level of profitability. Income from operations of $9.7 million for the first quarter of 2010 increased by approximately $1.9 million compared to the same period in 2009. The increase in income from operations is primarily attributable to the increase in maintenance and subscription revenue and a decrease in operating expenses principally due to a decrease in overall headcount.

We ended the first quarter of 2010 with cash and cash equivalents totaling $23.3 million and no outstanding borrowings on our credit facility. During the first quarter of 2010, we generated $7.3 million in cash flows from our operations, which we used to pay $4.9 million in dividends.

We expect that our operating environment will remain challenging in 2010 as existing and prospective customers continue to exercise caution in expenditure decisions. Notwithstanding these conditions, we remain focused on execution, investing in our key growth initiatives and strengthening our leadership position. To the extent our operating results continue to be challenged by a weakened economic environment, we will focus on controlling and, as necessary, reducing costs and expenses of our operations to achieve our targeted level of profitability.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Results of operations

Comparison of the three months ended March 31, 2010 and 2009

We completed the acquisition of RLC Customer Centric Technology B.V. (RLC), on April 29, 2009. We have included RLC’s results of operations in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations. During first quarter 2010, RLC’s total revenue was $0.7 million and cost of revenue was $0.3 million.

Revenue

The table below compares revenue from our statements of operations for the three months ended March 31, 2010 with the same period in 2009.

	Three months ended March 31,

(in millions)	2010	2009	Change	% Change
License fees	$5.2	$7.4	$(2.2)	(30)%
Services	20.1	21.1	(1.0)	(5)%
Maintenance	30.5	28.0	2.5	9%
Subscriptions	19.2	16.7	2.5	15%
Other	1.2	1.5	(0.3)	(20)%

Total revenue	$76.2	$74.7	$1.5	2%

Total revenue increased $1.5 million, or 2%, in the first quarter of 2010 compared to the first quarter of 2009. The increase in revenue is attributable to growth in our maintenance and subscription revenue. The increase in maintenance revenue is primarily attributable to new maintenance contracts associated with new license agreements and increases in contracts with existing customers when comparing the first quarter of 2010 to the same period in 2009. The increase in subscription revenue is primarily attributable to an increase in demand for our hosting services, online training and data management offerings. The growth in revenue from our subscription offerings is also a result of the ongoing evolution of our product offerings from license-based to subscription-based offerings. The decreases in license fees and services revenue are principally attributable to the delays and postponements of purchasing decisions by our existing and prospective customers resulting from the weak economic environment.

Operating results

The operating results analyzed below are presented on a non-GAAP basis; the results exclude the impact of stock-based compensation expense and amortization of intangibles arising from business combinations because, in managing our operations, we believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. These excluded costs are analyzed separately following the discussion of operating expenses.

License fees

	Three months ended March 31,

(in millions)	2010	2009	Change	% Change
License fee revenue	$5.2	$7.4	$(2.2)	(30)%
Direct controllable cost of license fees	0.5	0.8	(0.3)	(38)%

License fee gross profit	$4.7	$6.6	$(1.9)	(29)%

License fee gross margin	90%	89%

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Revenue from license fees is derived from the sale of our software products under a perpetual license agreement. The decrease in license fee revenue in the first quarter of 2010 compared to the same period in 2009 is principally attributable to longer sales cycle times, delays and postponements of purchasing decisions and overall caution exercised by existing and prospective customers as a result of continued challenges posed by the weak economic environment. In addition, we are increasingly experiencing a shift in our customers’ buying preference away from perpetual license towards subscription-based hosted applications. During the first quarter of 2010, revenue from license fees to existing customers increased $0.1 million, offset by a $2.3 million decrease in sales to new customers; license fees were largely impacted by a greater contribution in the first quarter of 2009 from large Blackbaud Enterprise CRM arrangements with upfront revenue recognition when compared with the first quarter of 2010.

Direct controllable cost of license fees is principally comprised of third-party software royalties and variable reseller commissions. The decrease in cost of license fees in the first quarter of 2010 compared to the same period in 2009 is primarily attributable to lower third-party software royalty costs. Third-party software royalty costs have decreased due to the decrease in sales of perpetual licenses when comparing first quarter 2010 to the same period in 2009.

The percentage point increase in license fee gross margin in the first quarter of 2010 compared to the same period in 2009 is the result of a change in the mix of products sold. During the first quarter of 2010, we sold fewer products that have third-party software royalties costs associated with them.

Services

	Three months ended March 31,

(in millions)	2010	2009	Change	% Change
Services revenue	$20.1	$21.1	$(1.0)	(5)%
Direct controllable cost of services	15.1	15.4	(0.3)	(2)%

Services gross profit	$5.0	$5.7	$(0.7)	(12)%

Services gross margin	25%	27%

Services revenue consists of consulting, installation, implementation, education services and analytic services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assisting in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities. Analytic services are comprised of donor prospect research, selling lists of potential donors, benchmarking studies and data modeling services. These services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product enables the customer to more effectively target its fundraising activities.

Overall, the decrease in services revenue during first quarter 2010 when compared to the same period in 2009 is principally attributable to a decrease in education service revenue of $1.0 million and analytic services revenue of $0.4 million, offset by an increase in consulting services revenue of $0.4 million. The rates we charge for our education and analytic service offerings have remained relatively constant year over year and, as such, the change in revenue is principally the result of a decrease in volume of services provided. The increase in consulting services revenue is principally attributable to an increase in the volume of consulting, installation and implementation services associated with for our Blackbaud Enterprise CRM product offering, which was partially offset by a decrease in services associated with for our core software products and a reduction in the rates we charge as a result of a higher level of discounts offered on our service offerings during 2010 compared to 2009.

Cost of services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals, other costs incurred in providing consulting, installation and implementation services and customer training, data expense incurred to perform analytic services and an allocation of depreciation, facilities and IT support costs. The decrease in cost of services of $0.3 million in first quarter 2010 when compared to the same period in 2009 is primarily attributable to a decrease in travel-related costs and data expenses of $0.6 million, offset by an increase in

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

human resource costs of $0.3 million. The increase in human resource costs is principally attributable to a shift in the mix of consultants to meet the needs of our enterprise customers, which require a higher level of skilled resources.

The services gross margin decreased in the first quarter of 2010 compared to the same period in 2009 primarily due to a decrease in training and analytic services revenue, and due to the investment we are making in early stage Blackbaud Enterprise CRM offering related services.

Maintenance

	Three months ended March 31,

(in millions)	2010	2009	Change	% Change
Maintenance revenue	$30.5	$28.0	$2.5	9%
Direct controllable cost of maintenance	5.3	4.7	0.6	13%

Maintenance gross profit	$25.2	$23.3	$1.9	8%

Maintenance gross margin	83%	83%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue of $2.5 million in the first quarter of 2010 compared to the first quarter of 2009 is principally comprised of $3.8 million of maintenance with new customers associated with new license agreements and increases in contracts with existing customers and $0.1 million from maintenance contract inflationary rate adjustments, offset by $1.4 million from maintenance contracts that were not renewed.

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs, an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers. The increase in cost of maintenance in the first quarter of 2010 compared to the same period in 2009 is principally attributable to an increase in proprietary software costs of $0.4 million and human resource costs of $0.3 million. Human resource costs increased due to an increase in headcount to meet the volume of our new maintenance contracts and increases in our existing customer contracts.

Subscriptions

	Three months ended March 31,

(in millions)	2010	2009	Change	% Change
Subscriptions revenue	$19.2	$16.7	$2.5	15%
Direct controllable cost of subscriptions	6.4	5.8	0.6	10%

Subscriptions gross profit	$12.8	$10.9	$1.9	17%

Subscriptions gross margin	67%	65%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, and variable transaction fees associated with the use of our products to fundraise online. The increase in subscription revenue of $2.5 million is principally attributable to the increase in demand for hosting services, online training and data management offerings. We continue to experience growth in our hosted applications business and are increasingly experiencing a shift in our customers’ buying preference away from perpetual licenses towards subscription based-offerings. Additionally, revenue from our hosting services continues to increase as demand for these services continues to grow from both our existing and new perpetual license customers.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions in first quarter of 2010 compared to the same period in 2009 is principally due to an increase in data expense, hosting and other costs of $0.9 million resulting from an increase in the demand for hosting and other online services. This increase was partially offset by a decrease of $0.3 million in human resource costs.

The increase in subscriptions gross margin in the first quarter of 2010 compared to the same period in 2009 is due to an increase in demand for our subscription-based offerings and the scalability of our infrastructure that supports these offerings.

Other revenue

	Three months ended March 31,

(in millions)	2010	2009	Change	% Change
Other revenue	$1.2	$1.5	$(0.3)	(20)%
Direct controllable cost of other revenue	1.1	1.2	(0.1)	(8)%

Other gross profit	$0.1	$0.3	$(0.2)	(67)%

Other gross margin	8%	20%

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations; fees from user conferences; and sale of hardware in conjunction with The Patron Edge. Other revenue decreased in the first quarter of 2010 when compared to the same period in 2009 primarily due to a decrease in reimbursable travel-related costs from our services business.

Direct controllable cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses related to the performance of services at customer locations and an allocation of depreciation, facilities and IT support costs. The decrease in the first quarter of 2010 compared to same period in 2009 is due to a decrease in reimbursable travel expenses related to providing services at customer locations.

The decrease in other gross margin is due to the decrease in realization of reimbursable travel-related expenses.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

The following schedule reconciles non-GAAP gross profit discussed above to gross profit as stated on the statement of operations:

	Three months ended March 31,

(in millions)	2010	2009	Change	% Change

License fees	$4.7	$6.6	$(1.9)	(29)%
Services	5.0	5.7	(0.7)	(12)%
Maintenance	25.2	23.3	1.9	8%
Subscriptions	12.8	10.9	1.9	17%
Other	0.1	0.3	(0.2)	(67)%

Total non-GAAP gross profit	$47.8	$46.8	$1.0	2%

Less corporate costs not allocated:
Stock-based compensation expense	0.7	0.7	-	0%
Amortization of intangible assets acquired in business combinations	1.5	1.6	(0.1)	(6)%

Gross profit as stated in statements of operations	$45.6	$44.5	$1.1	2%

Gross margin %	60%	60%

Stock-based compensation expense and amortization expense are analyzed separately following the operating expenses section.

Operating expenses

The operating expenses analyzed below are presented on a non-GAAP basis in that they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed in the section following the operating expense analysis.

Sales and marketing

	Three months ended March 31,

(in millions)	2010	2009	Change	% Change

Sales and marketing expense excluding stock-based compensation	$16.0	$15.8	$0.2	1%
Add: Stock-based compensation	0.4	0.3	0.1	33%

Sales and marketing expense	$16.4	$16.1	$0.3	2%

% of revenue (excluding stock-based compensation)	21%	21%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. Sales and marketing expense in the first quarter of 2010 compared to the first quarter of 2009 increased by $0.2 million primarily due to an increase of $0.5 million in commissions due to a higher amount of sales under promotional programs, which was offset by a $0.3 million decrease in human resource costs. As a percentage of revenue, sales and marketing expense in the first quarter of 2010 was the same when compared to first quarter of 2009.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Research and development

	Three months ended March 31,

(in millions)	2010	2009	Change	% Change

Research and development expense excluding stock-based compensation	$10.2	$10.8	$(0.6)	(6)%
Add: Stock-based compensation	0.7	0.7	-	0%

Research and development expense	$10.9	$11.5	$(0.6)	(5)%

% of revenue (excluding stock-based compensation)	13%	14%

Research and development expenses include human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. During the first quarter of 2010, the decrease in research and development costs is primarily due to a $0.6 million of human resource costs, of which $0.4 million is the result of costs allocated to cost of services commensurate with the development efforts supporting product customizations under revenue generating arrangements. Research and development expense as a percentage of revenue decreased one percentage point in first quarter 2010 compared to the same period in 2009 primarily due to the decrease in human resource costs.

General and administrative

	Three months ended March 31,

(in millions)	2010	2009	Change	% Change
General and administrative expense excluding stock-based compensation	$7.0	$7.4	$(0.4)	(5)%
Add: Stock-based compensation	1.4	1.5	(0.1)	(7)%

General and administrative expense	$8.4	$8.9	$(0.5)	(6)%

% of revenue (excluding stock-based compensation)	9%	10%

General and administrative expense consists primarily of human resource costs for general corporate functions, including senior management, finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, and other administrative expenses. During the first quarter 2010 compared to the same period in 2009, the decrease in general and administrative expense and the reduction in general and administrative costs as a percentage or revenue was principally due to a decrease in professional services costs.

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

Our consolidated statements of operations for the three months ended March 31, 2010 and 2009 include the amounts of stock-based compensation illustrated below:

	Three months ended March 31,

(in millions)	2010	2009	Change	% Change
Included in cost of revenue:
Cost of services	$0.4	$0.4	$-	- %
Cost of maintenance	0.2	0.2	-	- %
Cost of subscriptions	0.1	0.1	-	- %

Total included in cost of revenue	0.7	0.7	-	- %
Included in operating expenses:
Sales and marketing	0.4	0.3	0.1	33%
Research and development	0.7	0.7	-	- %
General and administrative	1.4	1.5	(0.1)	(7) %

Total included in operating expenses	2.5	2.5	-	- %

Total	$3.2	$3.2	$-	- %

Stock-based compensation is comprised of expense from common stock awards, stock options, restricted stock units and awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,

(in millions)	2010	2009	Change	% Change
Stock-based compensation from:
Common stock	$-	$0.5	$(0.5)	(100) %
Restricted stock awards	2.3	2.1	0.2	10%
Stock appreciation rights	0.9	0.6	0.3	50%

Total stock-based compensation	$3.2	$3.2	$-	(0) %

During the first quarter of 2009, we expensed $0.5 million related to compensation and incentive arrangements payable in common stock associated with business acquisitions completed in 2008 and 2007. There were no arrangements payable in common stock in the first quarter of 2010. Stock-based compensation expense from restricted stock awards and stock appreciation rights slightly increased in the first quarter of 2010 compared to the same period in 2009 due to the issuance of additional grants and rights in the second half of 2009, partially offset by the vesting of grants issued in prior years.

The total amount of compensation costs related to non-vested awards not yet recognized was $25.9 million as of March 31, 2010. This amount will be recognized as expense over a weighted average period of 1.8 years.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Amortization

We allocated amortization expense to cost of revenue based on the nature of the respective identifiable intangible asset and whether the asset is directly associated with a specific component of revenue. Amortization expense included in our consolidated statements of operations for the three months ended March 31, 2010 and 2009 is illustrated below:

	Three months ended March 31,

(in millions)	2010	2009	Change	% Change
Included in cost of revenue:
Cost of license fees	$0.1	$0.1	$-	$	- %
Cost of services	0.3	0.4	(0.1)		(25) %
Cost of maintenance	0.3	0.3	-		- %
Cost of subscriptions	0.8	0.8	-		- %
Cost of other revenue	-	-	-		- %

Total included in cost of revenue	1.5	1.6	(0.1)		(6) %
Included in operating expenses	0.2	0.2	-		- %

Total	$1.7	$1.8	$(0.1)		$(6) %

Interest expense

Interest expense was less than $0.1 million in the first quarter of 2010 compared with $0.4 million in the first quarter of 2009. This decrease in interest expense is directly related to repayment of debt during the second half of 2009. As of March 31, 2010 and December 31, 2009, we had no borrowings outstanding on our credit facility.

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. The 2010 estimated annual effective tax rate of 38.7%, which excludes period-specific items, was applied as the effective rate for the quarter ended March 31, 2010. Our actual effective rates for each of the quarters ended March 31, 2010 and 2009 were 38.3% and 43.7%, respectively. The higher effective rate in 2009 was attributable to a decrease in the amount of benefit we were able to recognize for certain state income tax credits, partially offset by a correction of an immaterial prior period error which reduced income tax expense by $0.4 million.

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

The amount of unrecognized tax benefit that, if recognized, would favorably affect our effective rate as of March 31, 2010 was $1.1 million. As of March 31, 2010, the total amount of accrued interest and penalties included in the consolidated balance sheet was $0.2 million.

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

Liquidity and capital resources

At March 31, 2010, cash and cash equivalents totaled $23.3 million, compared to $22.8 million at December 31, 2009. The $0.5 million increase in cash and cash equivalents during the first quarter of 2010 is principally the result of generating $7.3 million of cash from operations, receiving $3.7 million in proceeds from stock option exercises and the related tax benefits, offset by $4.9 million in dividends paid to stockholders and $5.1 million used to purchase fixed assets.

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

At March 31, 2010, we had no outstanding borrowings under our credit facility. We have drawn on our credit facilities from time to time to help us meet short-term financial needs, such as business acquisitions and purchases of common stock under our repurchase program. Under this five-year credit facility, which matures in July 2012, we may elect not more than twice over the five-year term of the agreement to increase the aggregate amount available of $75.0 million by up to $50.0 million. We exercised one of these options for an additional $15.0 million in June 2008. We believe our $90.0 million credit facility provides us with sufficient financial flexibility to meet our financial needs.

Operating cash flow

Net cash provided by operating activities for first quarter 2010 of $7.3 million decreased by $5.1 million when compared to the same period in 2009. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax; and (iii) changes in our working capital.

Working capital changes as they impact the statement of cash flows are composed of accounts receivable, other current assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Net collections of accounts receivable and the change in deferred revenue represent a net decrease in cash associated with working capital changes of $2.7 million in first quarter 2010 and a net increase of $1.5 million in first quarter 2009. The year-over-year change is principally due to slower collection of accounts receivable in 2010 compared to 2009 and a decrease in maintenance billings in first quarter of 2010 when compared to the same period in 2009. The decrease in maintenance billings is primarily the result of maintenance billings in the first quarter of 2009 associated with larger Blackbaud Enterprise CRM license sales in first quarter 2009; there were no comparable sales in first quarter 2010. Changes in our balances of accounts payable, prepaid expenses, accrued liabilities and other current assets and liabilities represent a net decrease in cash associated with working capital changes of $3.0 million and $2.8 million in first quarter of 2010 and 2009, respectively. The primary driver of the increase in the net cash outflow associated with these accounts is an increase in the amount of bonus dollars paid in first quarter of 2010 when compared to first quarter of 2009, partially offset by an increase in the portion of currently payable income tax liability.

Investing cash flow

Net cash used in the first quarter of 2010 for investing activities was $5.2 million compared to $1.1 million in the first quarter of 2009. The increase is principally due to payments in 2010 of $3.7 million for property and equipment purchases made at the end of 2009.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Financing cash flow

Net cash used in financing activities for the first quarter of 2010 was $1.5 million compared to $4.6 million in the same period in 2009. The decrease in cash used in financing activities is primarily due to an increase in proceeds from stock option exercises and related tax benefits, partially offset by an increase in dividend payments.

Commitments and contingencies

As of March 31, 2010, we had $1.1 million of outstanding debt and future minimum lease commitments of $68.7 million. There were no material changes outside the ordinary course of business in our contractual obligations since December 31, 2009.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitments under these arrangements at March 31, 2010 are $4.1 million through 2012. We incurred expense under these arrangements of $1.2 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively. In May 2010, we entered into a contractual arrangement with total minimum purchase commitments of approximately $1.8 million through 2012.

In February 2010, our Board of Directors approved our annual dividend of $0.44 per share for 2010. Dividends at the annual rate would aggregate to $19.4 million assuming 44 million shares of common stock are outstanding. Our ability to continue to declare and pay dividends may be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate operating cash flow.

Off-balance sheet arrangements

We do not believe we currently have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Foreign currency exchange rates

Approximately 14% of our total net revenue for the three-month period ended March 31, 2010 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.5 million and $0.2 million at March 31, 2010 and at December 31, 2009, respectively.

The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During first quarter 2010, the foreign translation has resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our increased exposure to currency exchange rates have had a material impact on our results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.

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

Due to the nature of our short-term investments and the lack of material debt, we have concluded at March 31, 2010 that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.

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

The following table provides information about shares of common stock repurchased during the three months ended March 31, 2010 under our stock repurchase program, as well as common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, January 1, 2010				$30,770
January 1, 2010 through January 31, 2010	453	$22.38	-	$30,770
February 1, 2010 through February 28, 2010	5,184	$22.81	-	$30,770
March 1, 2010 through March 31, 2010	1,169	$25.24	-	$30,770
Total	6,806	$23.20	-	$30,770

(1)	During the period, there were no shares repurchased. The shares represent shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock.

Item 6.	Exhibits

Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: May 7, 2010	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: May 7, 2010	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer