Form 10-Q
period 2010-06-30
BLACKBAUD INC
filed 2010-08-06
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares of the registrant’s Common Stock outstanding as of July 28, 2010 was 43,806,589.

BLACKBAUD, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial statements
	Consolidated balance sheets as of June 30, 2010 and December 31, 2009 (unaudited)	1
	Consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (unaudited)	2
	Consolidated statements of cash flows for the three and six months ended June 30, 2010 and 2009 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the six months ended June 30, 2010 and the year ended December 31, 2009 (unaudited)	4
	Notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	17
Item 3.	Quantitative and qualitative disclosures about market risk	29
Item 4.	Controls and procedures	29

PART II. OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds	30
Item 6.	Exhibits	30

Signatures
Exhibit – 31.1
Exhibit – 31.2
Exhibit – 32.1
Exhibit – 32.2
Exhibit – 101

PART I- FINANCIAL INFORMATION

Item 1.	Financial statements

Blackbaud, Inc.

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$13,264	$22,769
Donor restricted cash	6,936	12,874
Accounts receivable, net of allowance of $2,887 and $3,559 at June 30, 2010 and December 31, 2009, respectively	61,991	50,220
Prepaid expenses and other current assets	17,698	18,155
Deferred tax asset, current portion	5,728	5,728

Total current assets	105,617	109,746
Property and equipment, net	23,315	22,507
Deferred tax asset	53,946	55,570
Goodwill	73,544	73,919
Intangible assets, net	39,171	42,019
Other assets	2,527	468

Total assets	$298,120	$304,229

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$10,616	$10,683
Accrued expenses and other current liabilities	22,077	25,974
Donations payable	6,936	12,874
Debt, current portion	4,217	1,288
Deferred revenue	138,175	129,412

Total current liabilities	182,021	180,231
Deferred revenue, noncurrent	7,316	6,172
Other noncurrent liabilities	1,493	1,720

Total liabilities	190,830	188,123

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized, 52,462,176 and 52,214,606 shares issued at June 30, 2010 and December 31, 2009, respectively	52	52
Additional paid-in capital	144,767	134,726
Treasury stock, at cost; 8,633,780 and 7,677,341 shares at
June 30, 2010 and December 31, 2009, respectively	(155,897)	(134,382)
Accumulated other comprehensive loss	(485)	(201)
Retained earnings	118,853	115,911

Total stockholders’ equity	107,290	116,106

Total liabilities and stockholders’ equity	$298,120	$304,229

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2010	2009	2010	2009
Revenue
License fees	$6,972	$5,799	$12,139	$13,204
Services	20,886	22,465	40,975	43,594
Maintenance	30,957	28,821	61,554	56,832
Subscriptions	20,386	17,773	39,562	34,496
Other revenue	1,470	1,557	2,680	3,030

Total revenue	80,671	76,415	156,910	151,156

Cost of revenue
Cost of license fees	975	981	1,592	1,884
Cost of services	15,837	15,512	31,753	31,721
Cost of maintenance	5,925	5,432	11,695	10,580
Cost of subscriptions	7,616	7,038	14,842	13,778
Cost of other revenue	1,333	1,533	2,450	2,811

Total cost of revenue	31,686	30,496	62,332	60,774

Gross profit	48,985	45,919	94,578	90,382

Operating expenses
Sales and marketing	19,023	15,072	35,446	31,187
Research and development	11,710	11,301	22,619	22,762
General and administrative	6,901	8,513	15,298	17,452
Amortization	196	192	392	378

Total operating expenses	37,830	35,078	73,755	71,779

Income from operations	11,155	10,841	20,823	18,603
Interest income	23	37	43	99
Interest expense	(79)	(270)	(125)	(695)
Other income (expense), net	(185)	31	(182)	(130)

Income before provision for income taxes	10,914	10,639	20,559	17,877
Income tax provision	4,124	4,051	7,817	7,217

Net income	$6,790	$6,588	$12,742	$10,660

Earnings per share
Basic	$0.16	$0.15	$0.29	$0.25
Diluted	$0.15	$0.15	$0.29	$0.25

Common shares and equivalents outstanding
Basic weighted average shares	43,260,625	42,577,549	43,347,630	42,531,323
Diluted weighted average shares	44,027,307	43,333,871	44,126,259	43,141,654
Dividends per share	$0.11	$0.10	$0.22	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities
Net income	$12,742	$10,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,844	7,694
Provision for doubtful accounts and sales returns	702	1,285
Stock-based compensation expense	6,060	6,245
Excess tax benefits from stock based compensation	(1,040)	(464)
Deferred taxes	1,737	3,345
Other non-cash adjustments	(140)	69
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(12,540)	(5,655)
Prepaid expenses and other assets	1,318	1,208
Trade accounts payable	1,411	(467)
Accrued expenses and other current liabilities	(3,517)	(262)
Donor restricted cash	5,929	6,849
Donations payable	(5,929)	(6,849)
Deferred revenue	10,109	10,870

Net cash provided by operating activities	24,686	34,528

Cash flows from investing activities
Purchase of property and equipment	(6,761)	(2,665)
Purchase of net assets of acquired companies, net of cash acquired	(390)	(2,258)
Purchase of investment	(2,000)	-
Purchase of intangible assets	(130)	-

Net cash used in investing activities	(9,281)	(4,923)

Cash flows from financing activities
Proceeds from issuance of debt	4,000	-
Proceeds from exercise of stock options	2,980	255
Excess tax benefits from stock based compensation	1,040	464
Payments on debt	(1,071)	(19,010)
Payments on capital lease obligations	(112)	(217)
Purchase of treasury stock	(21,542)	-
Dividend payments to stockholders	(9,839)	(8,807)

Net cash used in financing activities	(24,544)	(27,315)

Effect of exchange rate on cash and cash equivalents	(366)	(114)

Net (decrease) increase in cash and cash equivalents	(9,505)	2,176
Cash and cash equivalents, beginning of period	22,769	16,361

Cash and cash equivalents, end of period	$13,264	$18,537

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

(Unaudited)

	Comprehensive	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Retained	Total stockholders’
(in thousands, except share amounts)	income	Shares	Amount	capital	stock	income (loss)	earnings	equity
Balance at December 31, 2008		51,269,081	$51	$116,846	$(130,594)	$(899)	$105,104	$90,508
Net income	$28,447	-	-	-	-	-	28,447	28,447
Payment of dividends	-	-	-	-	-	-	(17,673)	(17,673)
Issuance of common stock	-	55,661	-	1,215	-	-	-	1,215
Surrender of 182,875 shares upon restricted stock vesting and stock appreciation right exercise	-	-	-	-	(3,788)	-	-	(3,788)
Exercise of stock options and stock appreciation rights	-	451,580	1	2,509	-	-	-	2,510
Tax impact of exercise of nonqualified stock options and restricted stock vesting	-	-	-	2,290	-	-	-	2,290
Stock-based compensation	-	-	-	11,417	-	-	33	11,450
Restricted stock grants	-	492,964	-	449	-	-	-	449
Restricted stock cancellations	-	(54,680)	-	-	-	-	-	-
Translation adjustment, net of tax	698	-	-	-	-	698	-	698

Comprehensive income	$29,145
Balance at December 31, 2009		52,214,606	$52	$134,726	$(134,382)	$(201)	$115,911	$116,106

Net income	$12,742	-	-	-	-	-	12,742	12,742
Payment of dividends	-	-	-	-	-	-	(9,839)	(9,839)
Purchase of 958,086 treasury shares under stock repurchase program	-	-	-	-	(21,542)	-	-	(21,542)
Exercise of stock options and stock appreciation rights	-	308,483	-	2,980	-	-	-	2,980
Surrender of 7,979 shares upon restricted stock vesting and exercise of stock appreciation rights	-	-	-	-	27	-	-	27
Tax impact of exercise of nonqualified stock options and restricted stock vesting	-	-	-	1,040	-	-	-	1,040
Stock-based compensation	-	-	-	6,021	-	-	39	6,060
Restricted stock grants	-	1,000	-	-	-	-	-	-
Restricted stock cancellations	-	(61,913)	-	-	-	-	-	-
Translation adjustment, net of tax	(284)	-	-	-	-	(284)	-	(284)

Comprehensive income	$12,458
Balance at June 30, 2010		52,462,176	$52	$144,767	$(155,897)	$(485)	$118,853	$107,290

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

1. Organization

Blackbaud, Inc. (the Company) is the leading global provider of software and related services designed specifically for nonprofit organizations, and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of June 30, 2010, the Company had approximately 23,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim financial statements

The interim consolidated financial statements as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and other forms filed with the SEC from time to time.

During the six months ended June 30, 2010, the Company recorded net out-of-period adjustments resulting in a net increase to expense of $0.2 million which is comprised of (1) $0.3 million, net of tax, for the reversal of an accrual associated with compensation expense related to 2009, offset by (2) $0.5 million, net of tax, of commission expense for the correction of errors in the recognition of deferred sales commissions. The Company has determined that the net impact of these out-of-period adjustments is immaterial to the results of operations in all applicable current and prior interim and annual periods. The Company also expects the impact of the adjustments to be immaterial to the full year 2010 results of operations.

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

The Company deems execution of an agreement to be evidence of an arrangement. Delivery occurs when the product is shipped or transmitted, and title and risk of loss have transferred to the customers. The Company’s typical license agreement does not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s standard payment terms. Payment terms greater than 90 days are considered to be beyond the Company’s customary payment terms. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, it defers revenue recognition until collection.

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

Blackbaud, Inc.

Notes to consolidated financial statements

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Goodwill

As discussed in Note 13, the Company reorganized its business into three operating units which resulted in a change in reportable segments effective January 1, 2010. As a result of the change in reportable segments, the Company tested goodwill for impairment as of January 1, 2010 and there was no impairment of goodwill. Goodwill has been reallocated among the new reportable segments as of December 31, 2009. The change in goodwill by reportable segment during the six months ended June 30, 2010 consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Other	Total
Balance at December 31, 2009	$40,625	$26,472	$4,713	$2,109	$73,919
Effect of foreign currency translation	-	-	(375)	-	(375)

Balance at June 30, 2010	$40,625	$26,472	$4,338	$2,109	$73,544

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Included in cost of revenue:
Cost of license fees	$115	$90	$209	$171
Cost of services	341	336	677	670
Cost of maintenance	306	325	603	650
Cost of subscriptions	760	806	1,520	1,625
Cost of other revenue	18	18	37	37

Total included in cost of revenue	1,540	1,575	3,046	3,153
Included in operating expenses	196	192	392	378

Total	$1,736	$1,767	$3,438	$3,531

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

3. Business combinations

RLC

On April 29, 2009, the Company acquired all of the outstanding stock of RLC Customer Centric Technology B.V. (RLC), a privately held limited liability company based in the Netherlands, for €1.8 million in cash, or the equivalent of $2.4 million based on the foreign exchange rate at the time of the acquisition. The acquisition of RLC provided the Company with a foundation to expand into the Netherlands and other Western European markets. The results of operations of RLC are included in the consolidated financial statements of the Company and the

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

International Business Unit reportable segment (see Note 13) from the date of acquisition. During the six months ended June 30, 2010, total revenue from RLC was $1.4 million and cost of revenue was $0.7 million. During the period from the date of acquisition through June 30, 2009 total revenue from RLC was $0.4 million and cost of revenue was $0.2 million.

In addition to the initial purchase price, the Company may be required to pay up to a maximum of €400,000, or the equivalent of $0.5 million based on the foreign exchange rate at the time of the acquisition, in earn-out payments if RLC meets revenue and EBITDA margin targets, as defined in the agreement, over the two years subsequent to the acquisition. A liability of $0.2 million was initially recognized for the estimated contingent consideration that will be paid based on a probability-weighted discounted cash flow valuation technique. During the six months ended June 30, 2010, the Company recognized $0.1 million of income, as a result of the change in the estimated fair value of the contingent consideration liability. This amount was recorded as a reduction of general and administrative expense.

4. Earnings per share

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and settlement of stock appreciation rights, vesting of shares of non-vested restricted stock and vesting of shares of non-vested performance share award restricted stock units. Additionally, dilutive potential common shares for the three and six months ended June 30, 2009 includes shares issuable for certain contingent liabilities that were payable in shares of common stock based on the number of shares that would be issuable if June 30, 2009 had been the end of the contingency period. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2010	2009	2010	2009
Numerator:
Net income, as reported	$6,790	$6,588	$12,742	$10,660
Denominator:
Weighted average common shares	43,260,625	42,577,549	43,347,630	42,531,323
Add effect of dilutive securities:
Liabilities to be paid in shares of common stock	-	85,531	-	85,531
Employee stock options and restricted stock	766,682	670,791	778,629	524,800

Weighted average common shares assuming dilution	44,027,307	43,333,871	44,126,259	43,141,654

Earnings per share:
Basic	$0.16	$0.15	$0.29	$0.25
Diluted	$0.15	$0.15	$0.29	$0.25

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Shares excluded from calculations of diluted EPS	144,514	1,137,335	151,899	1,126,270

5. Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Net income	$6,790	$6,588	$12,742	$10,660
Foreign currency translation adjustment, net of tax	(10)	351	(284)	681
Comprehensive income	$6,780	$6,939	$12,458	$11,341

The amount of tax allocated to the translation adjustment recorded in accumulated other comprehensive income was a benefit of $7,000 and an expense of $0.2 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, a tax benefit of $0.2 million and $0.4 million, respectively, was allocated to the translation adjustment recorded in accumulated other comprehensive income

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2010 and December 31, 2009:

(in thousands)	June 30, 2010	December 31, 2009
Deferred sales commissions	$6,754	$6,013
Prepaid software maintenance and royalties	4,880	4,694
Taxes, prepaid and receivable	720	3,736
Other	5,344	3,712

Total prepaid expenses and other current assets	$17,698	$18,155

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2010 and December 31, 2009:

(in thousands)	June 30, 2010	December 31, 2009

Accrued bonuses	$5,753	$8,699
Accrued commissions and salaries	4,017	3,800
Customer credit balances	3,268	3,536
Taxes payable	3,226	3,196
Accrued health care costs	809	1,394
Accrued accounting and legal fees	1,065	1,124
Other	3,939	4,225

Total accrued expenses and other current liabilities	$22,077	$25,974

8. Debt

The Company has a five-year $75.0 million revolving credit facility, which expires July 2012. Under the terms of the credit agreement, the Company may elect not more than twice over the term of the agreement to increase the amount available under the facility for an aggregate amount of up to $50.0 million, subject to certain terms and conditions. In 2008, the Company exercised one of its options and increased the credit facility by $15.0 million to an aggregate available amount of $90.0 million. The revolving credit facility is guaranteed by certain domestic subsidiaries and is collateralized with the Company’s equity holdings in all of its subsidiaries.

Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at a variable rate based (a) on the higher of the prime rate plus a margin of up to 0.5% or federal funds rate plus a margin of 0.5% to 1.0% (Base Rate Loans) or (b) LIBOR plus a margin of 1.0% to 1.5% (LIBOR Loans). The exact amount of any margin depends on the nature of the loan and the leverage ratio at the time of the borrowing. At June 30, 2010, the weighted average interest rate on the credit facility was 1.35%. The Company also pays a quarterly commitment fee on the unused portion of the revolving credit facility equal to 0.2%, 0.25% or 0.3% per annum, depending on the Company’s leverage ratio.

Under the credit facility the Company has the ability to choose either Base Rate Loans or LIBOR Loans. Base rate borrowings mature in July 2012. LIBOR Loans can have one, two, three or six month maturities, and the Company has the ability to extend the maturity of these loans by rolling them at their maturity into new loans with the same or longer maturities. The Company evaluates the classification of its debt based on the maturity of individual borrowings and any roll-over of borrowings subsequent to the balance sheet date, but prior to issuance of the financial statements. At June 30, 2010, outstanding borrowings under the credit facility were $3.5 million, all of which were in the form of short-term LIBOR Loans, and accordingly classified as current liabilities. The fair value of the borrowings under the credit facility approximates the carrying value due to the short-term nature of the borrowings.

Note payable

As a result of the acquisition of Kintera, the Company assumed a note payable that Kintera had executed on December 1, 2007 in the amount of $3.2 million for the purchase of computer equipment. The note is collateralized by the underlying computer equipment, bears interest at a rate of 11.34% and has a maturity date of November 30, 2010. The Company recorded the note at its fair value as of the acquisition date, which resulted in an increase of $0.1 million in the carrying value. Based on the short-term nature of the note payable at June 30, 2010, the Company has determined that the fair value of this note payable approximates its carrying value of $0.7 million.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

9. Commitments and contingencies

Leases

The Company leases its headquarters facility from Duck Pond Creek, LLC. Two current executive officers of the Company each have a 4% ownership interest in Duck Pond Creek, LLC. The lease agreement has a term of 15 years with two five-year renewal options by the Company. The annual base rent of the lease is $3.6 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse the Company an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During the three and six months ended June 30, 2010 and 2009 rent expense was reduced by $66,700 and $133,400, respectively, related to this lease provision. The $4.0 million leasehold improvement allowance has been included in the table below of operating lease commitments as a reduction in the Company’s lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.

Additionally, the Company has subleased a portion of its facilities under various agreements extending through 2012. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $0.2 million, $0.3 million and $0.2 million during 2010, 2011 and 2012, respectively. No minimum aggregate sublease commitments exist after 2012. Rent expense was reduced by sublease income of $112,000 and $106,000 for the three months ended June 30, 2010 and 2009, respectively, and $224,000 and $210,000 for the six months ended June 30, 2010 and 2009, respectively. The Company has also received, and expects to receive through 2012, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.4 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and were $1.1 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively.

Additionally, the Company leases various office space and equipment under operating leases. The Company also has various non-cancelable capital leases for computer equipment and furniture.

As of June 30, 2010, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31, (in thousands)	Operating leases	Capital leases
2010 – remaining	$3,327	$44
2011	6,533	40
2012	6,019	2
2013	5,263	-
2014	4,959	-
2015 and thereafter	36,577	-

Total minimum lease payments	$62,678	86
Less: portion representing interest		6

Present value of net minimum lease payments		80
Less: current portion		66

Noncurrent portion		$14

Other commitments

The Company utilizes third-party relationships in conjunction with its products, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements is approximately $5.7

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

million through 2013. The Company incurred expense under these arrangements of $1.2 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and $2.2 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.

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

10. Income taxes

The Company calculated the provision for income taxes for the three and six months ended June 30, 2010 using the 2010 projected annual effective tax rate of 38.3%, which excludes period-specific items. The Company’s effective tax rate for the three and six months ended June 30, 2010 and 2009, including the effects of period-specific events, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Effective tax rate	37.8%	38.1%	38.0%	40.4%

There were no material period-specific items recorded in the three and six months ended June 30, 2010. Period-specific items recorded in the three and six months ended June 30, 2009 included an increase of $0.8 million in the valuation allowance for certain state tax credits and net operating loss carryforwards and a correction of an immaterial prior period error of $0.4 million, which reduced income tax expense.

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

The Company recorded net excess tax benefits on stock option exercises and restricted stock vesting of $1.0 million and $0.4 million in stockholders’ equity during the six months ended June 30, 2010 and 2009, respectively.

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $1.1 million at June 30, 2010. The total amount of interest and penalties included in the consolidated balance sheet as of June 30, 2010 was $0.2 million. The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that these unrecognized tax benefits may significantly decrease within the next twelve months and be recognized as a reduction of tax expense. The possible decrease relates to state nexus issues and could result from the finalization of state income tax reviews and/or the expiration of statutes of limitations.

11. Stock-based compensation

During the six months ended June 30, 2010, the Company issued 1,000 shares of restricted stock and 200,000 stock appreciation rights with an aggregate grant date fair value of $23,000 and $1.3 million, respectively. The Company also issued performance share awards of restricted stock units to certain executive officers with an aggregate grant date value range of zero to $2.1 million depending on the achievement of the various performance targets. Under the performance share award agreements, if the minimum performance targets are not met, the restricted stock units will

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

not vest and no shares of the Company’s common stock will be granted. Compensation cost for the performance awards is recognized to the extent the performance targets are achieved using the graded-vesting method over the requisite service period of 3 years. No stock options were issued in the six months ended June 30, 2010.

Stock-based compensation expense is allocated to expense categories on the consolidated statements of operations. The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Included in cost of revenue:
Cost of services	$414	$360	$850	$737
Cost of maintenance	178	157	355	314
Cost of subscriptions	75	114	167	233

Total included in cost of revenue	667	631	1,372	1,284
Included in operating expenses:
Sales and marketing	344	331	705	671
Research and development	704	686	1,415	1,397
General and administrative	1,193	1,377	2,568	2,893

Total included in operating expenses	2,241	2,394	4,688	4,961

Total	$2,908	$3,025	$6,060	$6,245

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

12. Stockholders’ equity

Dividends

The following table provides information with respect to quarterly dividends paid on common stock during the six months ended June 30, 2010.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2010	$0.11	February 26	March 15
April 2010	$0.11	May 28	June 15

In July 2010, the Company’s Board of Directors declared a third quarter dividend of $0.11 per share payable on September 15, 2010 to stockholders of record on August 27, 2010.

Stock surrenders

During the six months ended June 30, 2010, restricted stock and stock appreciation rights holders surrendered 7,979 shares of common stock, totaling $0.2 million, to satisfy their tax obligations due upon vesting.

Stock repurchase program

Effective August 1, 2010, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. The prior program expired on July 31, 2010 and the remaining balance at the time of expiration was $8.2 million. The new program does not have an expiration date. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors.

The Company accounts for purchases of treasury stock under the cost method. During the six months ended June 30, 2010 the Company purchased 958,086 shares for $21.5 million.

13. Segment information

Effective January 1, 2010, the Company reorganized its business into three operating units to better align its organization around key customer groups. The three operating units are the Enterprise Customer Business Unit (ECBU), the General Markets Business Unit (GMBU) and the International Business Unit (IBU).

Following is a description of each operating unit:

•

The ECBU is focused on marketing, sales, delivery and support to large and/or strategic, specifically identified named prospects and customers in North America. In addition, ECBU is focused on marketing, sales and delivery of analytic services to all prospects and customers in North America.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

CEO believes that the exclusion of these costs allows for a better understanding of the operating performance of the operating units and management of other operating expenses and cash needs. The CEO does not review any segment balance sheet information.

The Company has recast its segment disclosures for 2009 in order to present comparable financial results for the new reportable segments. Summarized reportable segment financial results for the three and six months ended June 30, 2010 and 2009 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue by segment:
ECBU	$31,124	$28,169	$60,358	$58,085
GMBU	40,962	39,921	79,587	77,723
IBU	6,871	6,730	13,596	12,501
Other	1,714	1,595	3,369	2,847

Total revenue	$80,671	$76,415	$156,910	$151,156

Segment operating income:
ECBU	11,931	10,266	22,724	21,799
GMBU	22,559	22,872	43,940	43,204
IBU(1)	1,697	1,972	3,094	3,495
Other	723	517	1,574	918

	36,910	35,627	71,332	69,416
Less:
Corporate unallocated costs(2)	21,111	19,994	41,011	41,037
Stock based compensation costs	2,908	3,025	6,060	6,245
Amortization expense	1,736	1,767	3,438	3,531
Interest expense, net	56	233	82	596
Other (income) expense, net	185	(31)	182	130

Income before provision for income taxes	$10,914	$10,639	$20,559	$17,877

(1)	IBU operating income is reduced by operating costs from our foreign locations such as sales, marketing, general administrative, depreciation, facilities and IT support costs.
(2)	Corporate costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Executive summary

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of June 30, 2010, we had approximately 23,000 active customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

Overall, revenue for the second quarter of 2010 and the first six months of 2010 increased 6% and 4% compared to the same periods in 2009, respectively. When removing the impact of foreign currency translation, revenue increased by 5% and 2% when comparing the second quarter of 2010 and the first six months of 2010 to the same periods in 2009, respectively. Revenue associated with our core perpetual license offerings and related services have decreased when compared with the first six months of 2009 as a result of the continuing decreases in sales of our perpetual license offerings to the mid-market customer base. However, our recurring revenue, which is comprised of maintenance and subscription offerings and represents 64% of our revenue on a combined basis, continues to experience growth. The growth in maintenance revenue was principally driven by maintaining high renewal rates, new maintenance contracts associated with new license arrangements and existing client increases. The growth in subscription revenue is principally attributable to increased demand for our hosting services, online fundraising and data management offerings.

We continued to closely manage our operating expenses and focus on achieving a targeted level of profitability. Income from operations for the second quarter of 2010 and the first six months of 2010 increased by approximately $0.3 million and $2.2 million compared to the same periods in 2009, respectively. The increase in income from operations is primarily attributable to the increase in maintenance and subscription gross profit which is driven by our continued strong retention rate for our recurring revenue and the scalability of our infrastructure that supports these offerings.

We ended the second quarter of 2010 with cash and cash equivalents totaling $13.3 million and $3.5 million of outstanding borrowings on our credit facility. During the six months ended June 30, 2010, we generated $24.7 million in cash flows from our operations, which we used to pay $9.8 million in dividends and to purchase $21.5 million of treasury stock.

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

Results of operations

Comparison of the three and six months ended June 30, 2010 and 2009

We completed the acquisition of RLC, on April 29, 2009. We have included RLC’s results of operations in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations. During the six months ended June 30, 2010, RLC’s total revenue was $1.4 million and cost of revenue was $0.7 million compared to total revenue of $0.4 million and cost of revenue of $0.2 million for the partial period from the date of acquisition through June 30, 2009.

Revenue

The table below compares revenue from our statements of operations for the three and six months ended June 30, 2010 with the same period in 2009.

	Three months ended June 30,				Six months ended June 30,
(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
License fees	$7.0	$5.8	$1.2	21%	$12.1	$13.2	$(1.1)	(8)%
Services	20.9	22.5	(1.6)	(7)%	41.0	43.6	(2.6)	(6)%
Maintenance	30.9	28.8	2.1	7%	61.5	56.8	4.7	8%
Subscriptions	20.4	17.8	2.6	15%	39.6	34.5	5.1	15%
Other	1.5	1.5	-	0%	2.7	3.1	(0.4)	(13)%
Total revenue	$80.7	$76.4	$4.3	6%	$156.9	$151.2	$5.7	4%

Total revenue increased $4.3 million, or 6%, in the second quarter of 2010 compared to the second quarter of 2009. The increase in revenue is primarily attributable to growth in our maintenance and subscription revenue. The increase in maintenance revenue is attributable to new maintenance contracts associated with new license agreements sold over the last twelve months and increases in contracts with existing customers when comparing the second quarter of 2010 to the same period in 2009. The increase in subscription revenue is primarily attributable to an increase in demand for our hosting services, online fundraising and data management offerings. The growth in revenue from our subscription offerings is also a result of the ongoing evolution of our product offerings from license-based to subscription-based offerings. License fees growth is primarily due to a greater contribution in the second quarter 2010 from Blackbaud Enterprise CRM perpetual license arrangements that had upfront revenue recognition. These increases are offset by a decrease in services revenue which is principally attributable to a decrease in revenue from consulting and educational services.

Total revenue increased $5.7 million, or 4%, in the first six months of 2010 compared to the same period in 2009. The increase in revenue is primarily due to increases in maintenance and subscriptions revenue, partially offset by decreases in license fees and services revenue. The increase in maintenance revenue is attributable to new maintenance contracts associated with new license agreements and increases in contracts with existing customers. The increase in subscription revenue is principally due to an increase in demand for our hosting services and online fundraising and other services. The decreases in license fees and services revenue is principally attributable to the delays and postponements of purchasing decisions by our existing and prospective customers resulting from the weak economic environment that has largely affected our mid-market customer and prospect base. Additionally, we continue to experience a shift in our customers’ buying preference away from perpetual license towards subscription-based hosted applications.

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

License fees

	Three months ended June 30,				Six months ended June 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
License fee revenue	$7.0	$5.8	$1.2	21%	$12.1	$13.2	$(1.1)	(8)%
Direct controllable cost of license fees	0.9	0.9	-	0%	1.4	1.7	(0.3)	(18)%

License fee gross profit	$6.1	$4.9	$1.2	24%	$10.7	$11.5	$(0.8)	(7)%

License fee gross margin	87%	84%			88%	87%

Revenue from license fees is derived from the sale of our software products under a perpetual license agreement. We continue to experience longer sales cycle times, delays and postponements of purchasing decisions and overall caution exercised by existing and prospective customers as a result of continued challenges posed by the weak economic environment. In addition, we are increasingly experiencing a shift in our customers’ buying preference away from perpetual license towards subscription-based hosted applications.

During the second quarter of 2010, revenue from license fees to existing customers increased $0.4 million and sales to new customers increased by $0.8 million. The increase in license fees is largely impacted by a greater contribution in the second quarter of 2010 from Blackbaud Enterprise CRM arrangements with upfront revenue recognition when compared to the second quarter of 2009.

During the first six months of 2010, revenue from license fees to existing customers increased $0.4 million, offset by a $1.5 million decrease in sales to new customers. The decrease in license fees is largely impacted by a greater contribution in the first six months of 2009 from Blackbaud Enterprise CRM arrangements with upfront revenue recognition when compared to the first six months of 2010.

Direct controllable cost of license fees is principally comprised of third-party software royalties and variable reseller commissions. Cost of license fees remained unchanged for the second quarter of 2010 compared to the same period in 2009. The decrease in cost of license fees in the first six months of 2010 compared to the same period in 2009 is primarily attributable to lower third-party software royalty costs. Third-party software royalty costs have decreased due to the decrease in sales of perpetual licenses when comparing the first six months of 2010 to the same period in 2009.

The increase in license fee gross margin in the second quarter of 2010 and the first six months of 2010 compared to the same periods in 2009 is the result of a change in the mix of products sold. During 2010, we sold fewer products that have third-party software royalty costs associated with them.

Services

	Three months ended June 30,				Six months ended June 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Services revenue	$20.9	$22.5	$(1.6)	(7)%	$41.0	$43.6	$(2.6)	(6)%
Direct controllable cost of services	15.1	14.8	0.3	2%	30.2	30.4	(0.2)	(1)%

Services gross profit	$5.8	$7.7	$(1.9)	(25)%	$10.8	$13.2	$(2.4)	(18)%

Services gross margin	28%	34%			26%	30%

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

Overall, the decrease in services revenue during the second quarter of 2010 when compared to the same period in 2009 is principally attributable to a decrease in education service revenue of $1.0 million and consulting services revenue of $0.8 million, offset by an increase in analytic services revenue of $0.2 million. The rates we charge for our education and analytic service offerings have remained relatively constant year over year and, as such, the change in revenue is principally the result of a change in volume of services provided. The decrease in consulting services revenue is principally attributable to an increase in our investment, which is in the form of non-billable implementation hours, in early adopters of our Blackbaud Enterprise CRM offering, which is partially offset by an increase in the volume of consulting services we delivered.

The decrease in services revenue during the first six months of 2010 when compared to the same period in 2009 is principally attributable to a decrease in education service revenue of $1.9 million, analytic services revenue of $0.3 million and consulting services revenue of $0.4 million. The rates we charge for our education and analytic service offerings have remained relatively constant year over year and, as such, the decrease in revenue is principally the result of a decrease in the volume of services provided. The decrease in consulting services revenue is principally attributable to an increase in our investment, which is in the form of non-billable implementation hours, in early adopters of our Blackbaud Enterprise CRM offering, which is partially offset by an increase in the volume of consulting services we delivered.

Cost of services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals, other costs incurred in providing consulting, installation and implementation services and customer training, data expense incurred to perform analytic services and an allocation of depreciation, facilities and IT support costs. The increase in cost of services of $0.3 million in the second quarter of 2010 when compared to the same period in 2009 is primarily attributable to an increase in data expense of $0.3 million and travel and other costs of $0.4 million. These increases are offset by a decrease in human resource costs of $0.4 million. The decrease in human resource costs is principally attributable to an increase in the deferral of direct incremental costs associated with an increased number of service implementation projects where the associated revenue is also deferred.

The decrease in cost of services of $0.2 million in the first six months of 2010 when compared to the same period in 2009 is primarily attributable to a decrease in training-related costs of $0.4 million, allocated costs of $0.2 million and other costs of $0.1 million, partially offset by an increase in data expense of $0.5 million. The increase in data expense is associated with our analytic service offerings, which experienced growth in demand in the second quarter of 2010.

The services gross margin decreased in the second quarter of 2010 and the first six months of 2010 compared to the same period in 2009 primarily as a result of investments we are making in early stage Blackbaud Enterprise CRM offering related consulting services.

Maintenance

	Three months ended June 30,				Six months ended June 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Maintenance revenue	$30.9	$28.8	$2.1	7%	$61.5	$56.8	$4.7	8%
Direct controllable cost of maintenance	5.4	5.0	0.4	8%	10.7	9.6	1.1	11%

Maintenance gross profit	$25.5	$23.8	$1.7	7%	$50.8	$47.2	$3.6	8%

Maintenance gross margin	83%	83%			83%	83%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue of $2.1 million in the second quarter of 2010 compared to the same period in 2009 is principally comprised of $3.3 million of maintenance with new customers associated with new license agreements and increases in contracts with existing customers and $0.1 million from maintenance contract inflationary rate adjustments, offset by $1.3 million from maintenance contracts that were not renewed.

The increase in maintenance revenue of $4.7 million in the first six months of 2010 compared to the same period in 2009 is principally comprised of $6.4 million of maintenance with new customers associated with new license agreements and increases in contracts with existing customers and $0.2 million from maintenance contract inflationary rate adjustments, offset by $1.9 million from maintenance contracts that were not renewed.

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs, an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers. The increase in cost of maintenance in the second quarter of 2010 compared to the same period in 2009 is principally attributable to an increase in proprietary software costs of $0.2 million and human resource costs of $0.2 million. The increase in proprietary software costs is attributable to increases in maintenance contracts with existing customers for software products which include third-party royalty costs associated with the maintenance revenue. Human resource costs increased due to salary merit increases and an increase in headcount to meet the volume of our new maintenance contracts and increases in our existing customer contracts.

The increase in cost of maintenance in the first six months of 2010 compared to the same period in 2009 is principally attributable to an increase in proprietary software costs of $0.6 million and human resource costs of $0.5 million. The increase in proprietary software costs is attributable to increases in maintenance contracts with existing customers for software products which include third-party royalty costs associated with the maintenance revenue. Human resource costs increased due to salary merit increases and an increase in headcount associated with the continued growth in our customer support function commensurate with maintenance revenue growth.

Subscriptions

	Three months ended June 30,				Six months ended June 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Subscriptions revenue	$20.4	$17.8	$2.6	15%	$39.6	$34.5	$5.1	15%
Direct controllable cost of subscriptions	6.8	6.1	0.7	11%	13.1	11.9	1.2	10%

Subscriptions gross profit	$13.6	$11.7	$1.9	16%	$26.5	$22.6	$3.9	17%

Subscriptions gross margin	67%	66%			67%	66%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, and variable transaction fees associated with the use of our products to fundraise online. We continue to experience growth in our hosted applications business and are increasingly experiencing a shift in our customers’ buying preference away from perpetual licenses towards subscription based-offerings. Additionally, revenue from our hosting services continues to increase as demand for these services continues to grow from both our existing and new perpetual license customers. The increase in subscription revenue for the second quarter of 2010 compared to the same period of 2009 of $2.6 million is principally attributable to the increase in demand for hosting services, data management offerings and online fundraising offerings.

The increase in subscription revenue for the first six months of 2010 compared to the same period of 2009 of $5.1 million is principally attributable to the increase in demand for hosting services, online training, data management offerings and online fundraising offerings.

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions in second quarter of 2010

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

compared to the same period in 2009 is principally due to an increase in data expense, hosting and other costs of $0.4 million resulting from an increase in the demand for hosting and other online services. Human resource costs also increased by $0.3 million as a result of an increase in headcount.

The increase in cost of subscriptions in the first six months of 2010 compared to the same period in 2009 is principally due to an increase in data expense, hosting and other costs resulting from an increase in the demand for hosting and other online services.

The increase in subscriptions gross margin in the second quarter of 2010 and the first six months of 2010 compared to the same periods in 2009 is due to an increase in demand for our subscription-based offerings and the scalability of our infrastructure that supports these offerings.

Other revenue

	Three months ended June 30,				Six months ended June 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Other revenue	$1.5	$1.5	$-	0%	$2.7	$3.1	$(0.4)	(13)%
Direct controllable cost of other revenue	1.3	1.5	(0.2)	(13)%	2.5	2.9	(0.4)	(14)%

Other gross profit	$0.2	$-	$0.2	- %	$0.2	$0.2	$-	0%

Other gross margin	13%	0%			7%	6%

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations and fees from user conferences. Other revenue remained unchanged in the second quarter of 2010 when compared to the same period in 2009. Other revenue decreased in the first six months of 2010 when compared to the same period in 2009 primarily due to a decrease in fees from user conferences as a result of consolidating conferences previously held early in the year into our primary conference which occurs during the fourth quarter each year.

Direct controllable cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses related to the performance of services at customer locations and an allocation of depreciation, facilities and IT support costs. The decrease in the second quarter of 2010 compared to the same period in 2009 is due to a decrease in conference costs. The decrease in the first six months of 2010 compared to the same period in 2009 is due to a decrease in the number of user conferences and the related costs, and a decrease in reimbursable travel expenses related to providing services at customer locations.

The increase in other gross margin for the second quarter and the first six months of 2010 compared to the same periods in 2009 is principally due to a decrease in user conferences and the associated revenue and costs.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

The following schedule reconciles non-GAAP gross profit discussed above to gross profit as stated on the statement of operations:

	Three months ended June 30,				Six months ended June 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
License fees	$6.1	$4.9	$1.2	24%	$10.7	$11.5	$(0.8)	(7)%
Services	5.8	7.7	(1.9)	(25)%	10.8	13.2	(2.4)	(18)%
Maintenance	25.5	23.8	1.7	7%	50.8	47.2	3.6	8%
Subscriptions	13.6	11.7	1.9	16%	26.5	22.6	3.9	17%
Other	0.2	-	0.2	- %	0.2	0.2	-	0%

Total non-GAAP gross profit	$51.2	$48.1	$3.1	6%	$99.0	$94.7	$4.3	5%

Less corporate costs not allocated:
Stock-based compensation expense	0.7	0.6	0.1	17%	1.4	1.2	0.2	17%
Amortization of intangible assets acquired in business combinations	1.5	1.6	(0.1)	(6)%	3.0	3.1	(0.1)	(3)%

Gross profit as stated in statements of operations	$49.0	$45.9	$3.1	7%	$94.6	$90.4	$4.2	5%

Gross margin %	61%	60%			60%	60%

Operating expenses

The operating expenses analyzed below are presented on a non-GAAP basis in that they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed separately following the operating expense analysis.

Sales and marketing

	Three months ended June 30,				Six months ended June 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Sales and marketing expense excluding stock-based compensation	$18.7	$14.8	$3.9	26%	$34.7	$30.5	$4.2	14%
Add: Stock-based compensation	0.3	0.3	-	0%	0.7	0.7	-	0%

Sales and marketing expense	$19.0	$15.1	$3.9	26%	$35.4	$31.2	$4.2	13%

% of revenue (excluding stock-based compensation)	23%	19%			22%	20%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. Sales and marketing expense in the second quarter of 2010 compared to the same period in 2009 increased by $3.9 million principally due to an increase of $1.6 million in commission expense. The increase in commission expense is due to higher commission rates and an increased amount of commissionable revenue in 2010, and an out of period adjustment of $0.8 million recorded during the second quarter of 2010 related to our accounting for deferred sales commissions. Additionally, human resources costs increased by $0.8 million as a result of additional headcount, salary merit increases and travel and other marketing expenses increased by $1.5 million as a result of increased investment in selling and marketing programs to support our new offerings and newly packaged offerings.

Sales and marketing expense in the first six months of 2010 compared to the same period in 2009 increased by $4.2 million primarily due to an increase of $2.1 million in commission expense. The increase in commission expense is due to higher commission rates and an increased amount of commissionable revenue in 2010, and an out of period adjustment of $0.8 million recorded during the first six months of 2010 related to our accounting for deferred sales commissions. Additionally, human resource costs increased by $0.7 million as a result of additional headcount, salary merit increases and travel and other marketing expenses increased by $1.4 million as a result of increased investment in selling and marketing programs to support our new offerings and newly packaged offerings.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

As a percentage of revenue, sales and marketing expense in the second quarter and first six months of 2010 compared to the same periods in 2009 increased principally as a result of higher commission rates, higher commissionable sales, and additional investments in our sales and marketing efforts.

Research and development

	Three months ended June 30,				Six months ended June 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Research and development expense excluding stock-based compensation	$11.0	$10.6	$0.4	4%	$21.2	$21.4	$(0.2)	(1)%
Add: Stock-based compensation	0.7	0.7	-	0%	1.4	1.4	-	0%

Research and development expense	$11.7	$11.3	$0.4	4%	$22.6	$22.8	$(0.2)	(1)%

% of revenue (excluding stock-based compensation)	14%	14%			14%	14%

Research and development expenses include human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. The increase in research and development costs during the second quarter of 2010 compared to the same period in 2009 is primarily due to an increase in human resource costs of $0.6 million principally attributable to salary merit increases, partially offset by $0.2 million in costs allocated to cost of services commensurate with the development efforts supporting product customizations under revenue generating arrangements. Human resource costs have increased as we continue to invest in our products development efforts.

The decrease in research and development costs during the first six months of 2010 compared to the same period in 2009 is primarily due to a decrease in human resource costs. The decrease in human resources costs is the result of allocating costs to cost of services commensurate with the development efforts supporting product customizations under revenue generating arrangements.

General and administrative

	Three months ended June 30,				Six months ended June 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
General and administrative expense excluding stock-based compensation	$5.7	$7.1	$(1.4)	(20)%	$12.7	$14.6	$(1.9)	(13)%
Add: Stock-based compensation	1.2	1.4	(0.2)	(14)%	2.6	2.9	(0.3)	(10)%

General and administrative expense	$6.9	$8.5	$(1.6)	(19)%	$15.3	$17.5	$(2.2)	(13)%

% of revenue (excluding stock-based compensation)	7%	9%			8%	10%

General and administrative expense consists primarily of human resource costs for general corporate functions, including senior management, finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, and other administrative expenses. During the second quarter of 2010 compared to the same period in 2009, the decrease in general and administrative expense was principally due to a decrease in human resource costs of $1.1 million, bad debt expense of $0.2 million and other costs of $0.1 million. The decrease in human resource costs is primarily due to a decrease in headcount resulting from consolidation and centralization efforts of our accounting function in the second half of 2009 and first quarter of 2010.

During the first six months of 2010 compared to the same period in 2009, the decrease in general and administrative expense was principally due to a decrease in human resource costs of $1.5 million, bad debt expense of $0.2 million and other costs of $0.2 million. The decrease in human resource costs is primarily due to a decrease in headcount resulting from consolidation and centralization efforts of our accounting function in the second half of 2009 and first quarter of 2010.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

The decrease in general and administrative costs as a percentage of revenue during the second quarter of 2010 and the first six months of 2010 compared to the same periods in 2009 is principally attributable to the realization of cost reductions resulting from the consolidation and centralization efforts in our accounting function implemented in the second half of 2009 and first quarter 2010.

Stock-based compensation

We recognize compensation expense related to stock-based awards granted to employees. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the requisite service period, which is the vesting period.

Our consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 include the amounts of stock-based compensation illustrated below:

	Three months ended June 30,				Six months ended June 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Included in cost of revenue:
Cost of services	$0.4	$0.4	$-	- %	$0.8	$0.7	$0.1	14%
Cost of maintenance	0.2	0.1	0.1	100%	0.4	0.3	0.1	33%
Cost of subscriptions	0.1	0.1	-	- %	0.2	0.2	-	- %

Total included in cost of revenue	0.7	0.6	0.1	17%	1.4	1.2	0.2	17%
Included in operating expenses:
Sales and marketing	0.3	0.3	-	- %	0.7	0.7	-	- %
Research and development	0.7	0.7	-	- %	1.4	1.4	-	- %
General and administrative	1.2	1.4	(0.2)	(14)%	2.6	2.9	(0.3)	(10)%

Total included in operating expenses	2.2	2.4	(0.2)	(8)%	4.7	5.0	(0.3)	(6)%

Total	$2.9	$3.0	$(0.1)	(3)%	$6.1	$6.2	$(0.1)	(2)%

Stock-based compensation is comprised of expense from common stock awards, stock options, restricted stock units and awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,				Six months ended June 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Stock-based compensation from:
Common stock	$-	$0.2	$(0.2)	(100)%	$-	$0.7	$(0.7)	(100)%
Stock options	-	0.1	(0.1)	(100)%	-	0.1	(0.1)	(100)%
Restricted stock awards	2.1	2.1	-	- %	4.4	4.2	0.2	5%
Stock appreciation rights	0.8	0.6	0.2	33%	1.7	1.2	0.5	42%

Total stock-based compensation	$2.9	$3.0	$(0.1)	(3)%	$6.1	$6.2	$(0.1)	(2)%

During the second quarter of 2009 and the first six months of 2009, we expensed $0.2 million and $0.7 million, respectively, related to compensation and incentive arrangements payable in common stock associated with business acquisitions completed in 2008 and 2007. There were no similar arrangements payable in common stock in the first six months of 2010. Stock-based compensation expense from restricted stock awards and stock appreciation rights slightly increased in the second quarter of 2010 and the first six months of 2010 compared to the same periods in 2009 due to the issuance of additional grants and rights in the second half of 2009, partially offset by the vesting of grants issued in prior years.

The total amount of compensation costs related to non-vested awards not yet recognized was $22.7 million as of June 30, 2010. This amount will be recognized as expense over a weighted average period of 1.7 years.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Amortization

We allocated amortization expense to cost of revenue based on the nature of the respective identifiable intangible asset and whether the asset is directly associated with a specific component of revenue. Amortization expense included in our consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 is illustrated below:

	Three months ended June 30,				Six months ended June 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Included in cost of revenue:
Cost of license fees	$0.1	$0.1	$-	- %	$0.2	$0.2	$-	- %
Cost of services	0.3	0.4	(0.1)	(25) %	0.7	0.7	-	- %
Cost of maintenance	0.3	0.3	-	- %	0.6	0.6	-	- %
Cost of subscriptions	0.8	0.8	-	- %	1.5	1.6	(0.1)	(6) %
Cost of other revenue	-	-	-	- %	-	-	-	- %

Total included in cost of revenue	1.5	1.6	(0.1)	(6) %	3.0	3.1	(0.1)	(3) %
Included in operating expenses	0.2	0.2	-	- %	0.4	0.4	-	- %

Total	$1.7	$1.8	$(0.1)	$(6)%	$3.4	$3.5	$(0.1)	$(3)%

Interest expense

Interest expense decreased slightly in the second quarter of 2010 compared to the same period in 2009. Interest expense was $0.1 million in the first six months of 2010 compared to $0.7 million for the same period in 2009. These decreases in interest expense are directly related to repayment of debt during the second half of 2009. As of June 30, 2010 we had $3.5 million of borrowings outstanding on our credit facility compared to $40.5 million at June 30, 2009 and no borrowings at December 31, 2009.

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. The 2010 estimated annual effective tax rate of 38.3%, which excludes period-specific items, was applied as the effective rate for the six months ended June 30, 2010. Our actual effective rates the three and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009
Effective tax rate	37.8%	38.1%	38.0%	40.4%

The higher effective rate in 2009 was attributable to a lesser amount of benefit we were able to recognize for certain state income tax credits, partially offset by a correction of an immaterial prior period error which reduced income tax expense by $0.4 million.

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

The amount of unrecognized tax benefit that, if recognized, would favorably affect our effective rate as of June 30, 2010 was $1.1 million. As of June 30, 2010, the total amount of accrued interest and penalties included in the consolidated balance sheet was $0.2 million.

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

Liquidity and capital resources

At June 30, 2010, cash and cash equivalents totaled $13.3 million, compared to $22.8 million at December 31, 2009. The $9.5 million decrease in cash and cash equivalents during the first six months of 2010 is principally the result of using cash generated from operations of $24.7 million to purchase $21.5 million of treasury stock, pay $9.8 million in dividends to stockholders and buy $6.8 million of fixed assets. We also had net borrowings on our credit facility of $3.5 million during the first six months of 2010. These borrowings were used to fund a portion of our treasury stock purchases.

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

At June 30, 2010, we had $3.5 million of outstanding borrowings under our credit facility. We have drawn on our credit facility from time to time to help us meet short-term financial needs, such as business acquisitions and purchases of common stock under our repurchase program. Under this five-year credit facility, which matures in July 2012, we may elect not more than twice over the five-year term of the agreement to increase the aggregate amount available of $75.0 million by up to $50.0 million. We exercised one of these options for an additional $15.0 million in June 2008. We believe our $90.0 million credit facility provides us with sufficient flexibility to meet our financial needs.

Operating cash flow

Net cash provided by operating activities for the first six months of 2010 of $24.7 million decreased by $9.8 million when compared to the same period in 2009. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax; and (iii) changes in our working capital.

Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, other current assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Net collections of accounts receivable and the change in deferred revenue represent a net decrease in cash associated with working capital changes of $2.4 million in the first six months of 2010 and a net increase of $5.2 million in the first six months of 2009. The year-over-year change is principally due to a decrease in the collections of accounts receivable in the first six months of 2010 when compared to the same period in 2009, partially offset by a decrease in the billings in the first six months of 2010 when compared to the same period in 2009. The decrease in collections is primarily the result of a difference in the timing of billings. Changes in our balances of accounts payable, prepaid expenses, accrued liabilities and other current assets and liabilities represent a net decrease in cash associated with working capital changes of $0.8 million in first six months of 2010 and a net increase of $0.5 million for the same period in 2009, respectively. The primary driver of the increase in the net cash flow associated with these accounts is principally attributable to fluctuations in the timing of payments to vendors, partially offset by an increase in the portion of currently payable income tax liability and an increase in the amount of bonuses paid in 2010 when compared to 2009.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Investing cash flow

Net cash used in the first six months of 2010 for investing activities was $9.3 million compared to $4.9 million in the same period in 2009. The increase is principally due to an increase in payments for property and equipment of $4.1 million, of which $3.7 million relates to purchases made at the end of 2009.

Financing cash flow

Net cash used in financing activities for the first six months of 2010 was $24.5 million compared to $27.3 million in the same period in 2009. During the first six months of 2010, cash used for financing activities was principally attributable to $21.5 million of treasury stock purchases and $9.8 million of dividend payments to stockholders, partially offset by borrowings on our credit facility and proceeds from stock option exercises. During the first six months of 2009, cash used for financing activities was principally attributable to $19.0 million of payments on debt and $8.8 million of dividend payments to stockholders.

Commitments and contingencies

As of June 30, 2010, we had $4.2 million of outstanding debt and future minimum lease commitments of $67.0 million. There were no material changes outside the ordinary course of business in our contractual obligations since December 31, 2009.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitments under these arrangements at June 30, 2010 are $5.7 million through 2013. We incurred expense under these arrangements of $1.2 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and $2.2 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.

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

Foreign currency exchange rates

Approximately 14% of our total net revenue for the six-month period ended June 30, 2010 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.5 million and $0.2 million at June 30, 2010 and at December 31, 2009, respectively.

The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During second quarter 2010, the foreign translation has resulted in an increase

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

Due to the nature of our short-term investments and the lack of material debt, we have concluded at June 30, 2010 that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.

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

The following table provides information about shares of common stock repurchased during the six months ended June 30, 2010 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock or exercise of stock appreciation rights.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, April 1, 2010				$30,770
April 1, 2010 through April 30, 2010	429	$26.14	-	$30,770
May 1, 2010 through May 31, 2010	494,591	$22.83	493,962	$19,492
June 1, 2010 through June 30, 2010	464,239	$22.11	464,124	$ 9,228
Total	959,259	$22.49	958,086	$ 9,228

(1)	Includes 1,173 shares (429 in April, 629 in May and 115 in June) withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock or exercise of stock appreciation right.
(2)	In May 2008, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $40.0 million of outstanding shares of common stock. The program expired on July 31, 2010 with an unused remaining balance of $8.2 million. Effective August 1, 2010, our Board of Directors approved a new stock repurchase program that authorized us to purchase up to $50.0 million of outstanding shares of common stock. The new program does not have an expiration date.

Item 6.	Exhibits

Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that Section, and shall not be part of any registration statement or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: August 6, 2010	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: August 6, 2010	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer