Form 10-Q
period 2010-09-30
BLACKBAUD INC
filed 2010-11-08
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares of the registrant’s Common Stock outstanding as of October 27, 2010 was 43,888,778.

BLACKBAUD, INC.

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial statements
	Consolidated balance sheets as of September 30, 2010 and December 31, 2009 (unaudited)	1
	Consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (unaudited)	2
	Consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the nine months ended September 30, 2010 and the year ended December 31, 2009 (unaudited)	4
	Notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	17
Item 3.	Quantitative and qualitative disclosures about market risk	29
Item 4.	Controls and procedures	29

PART II.	OTHER INFORMATION
Item 2.	Unregistered sales of equity securities and use of proceeds	31
Item 6.	Exhibits	31

Signatures
Exhibit – 31.1 Exhibit – 31.2 Exhibit – 32.1 Exhibit – 32.2 Exhibit – 101

PART I- FINANCIAL INFORMATION

Item 1.	Financial statements

Blackbaud, Inc.

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$26,253	$22,769
Donor restricted cash	18,905	12,874
Accounts receivable, net of allowance of $3,068 and $3,559 at September 30, 2010 and December 31, 2009, respectively	55,969	50,220
Prepaid expenses and other current assets	19,988	18,155
Deferred tax asset, current portion	5,728	5,728

Total current assets	126,843	109,746
Property and equipment, net	22,622	22,507
Deferred tax asset	52,099	55,570
Goodwill	73,804	73,919
Intangible assets, net	37,472	42,019
Other assets	2,543	468

Total assets	$315,383	$304,229

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,266	$10,683
Accrued expenses and other current liabilities	23,371	25,974
Donations payable	18,905	12,874
Debt, current portion	420	1,288
Deferred revenue	143,086	129,412

Total current liabilities	192,048	180,231
Deferred revenue, noncurrent	7,077	6,172
Other noncurrent liabilities	1,612	1,720

Total liabilities	200,737	188,123

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized, 52,591,454 and 52,214,606 shares issued at September 30, 2010 and December 31, 2009, respectively	53	52
Additional paid-in capital	149,770	134,726
Treasury stock, at cost; 8,703,005 and 7,677,341 shares at September 30, 2010 and December 31, 2009, respectively	(157,455)	(134,382)
Accumulated other comprehensive loss	(337)	(201)
Retained earnings	122,615	115,911

Total stockholders’ equity	114,646	116,106

Total liabilities and stockholders’ equity	$315,383	$304,229

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2010	2009	2010	2009
Revenue
License fees	$5,070	$5,919	$17,209	$19,123
Services	23,992	22,818	64,967	66,412
Maintenance	31,416	29,742	92,970	86,574
Subscriptions	21,235	19,190	60,797	53,686
Other revenue	1,513	1,536	4,193	4,566

Total revenue	83,226	79,205	240,136	230,361

Cost of revenue
Cost of license fees	626	987	2,218	2,871
Cost of services	17,008	15,269	48,761	46,990
Cost of maintenance	6,310	5,498	18,005	16,078
Cost of subscriptions	7,950	7,462	22,792	21,240
Cost of other revenue	1,381	1,325	3,831	4,136

Total cost of revenue	33,275	30,541	95,607	91,315

Gross profit	49,951	48,664	144,529	139,046

Operating expenses
Sales and marketing	16,953	15,778	52,399	46,965
Research and development	11,776	11,389	34,395	34,151
General and administrative	7,901	7,420	23,199	24,872
Amortization	195	194	587	572

Total operating expenses	36,825	34,781	110,580	106,560

Income from operations	13,126	13,883	33,949	32,486
Interest income	21	32	64	131
Interest expense	(45)	(181)	(170)	(876)
Other income (expense), net	53	226	(129)	96

Income before provision for income taxes	13,155	13,960	33,714	31,837
Income tax provision	4,636	4,132	12,453	11,349

Net income	$8,519	$9,828	$21,261	$20,488

Earnings per share
Basic	$0.20	$0.23	$0.49	$0.48
Diluted	$0.20	$0.22	$0.48	$0.47

Common shares and equivalents outstanding
Basic weighted average shares	42,747,209	42,781,072	43,145,289	42,805,498
Diluted weighted average shares	43,472,822	43,826,550	43,880,554	43,493,362
Dividends per share	$0.11	$0.10	$0.33	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities
Net income	$21,261	$20,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,955	11,563
Provision for doubtful accounts and sales returns	1,960	2,082
Stock-based compensation expense	9,240	9,062
Excess tax benefits from stock based compensation	(1,161)	(4,806)
Deferred taxes	3,480	5,896
Other non-cash adjustments	(114)	94
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(7,549)	1,389
Prepaid expenses and other assets	(779)	447
Trade accounts payable	(771)	(198)
Accrued expenses and other current liabilities	(2,800)	2,625
Donor restricted cash	(6,020)	(4,129)
Donations payable	6,020	4,129
Deferred revenue	14,141	11,713

Net cash provided by operating activities	48,863	60,355

Cash flows from investing activities
Purchase of property and equipment	(10,597)	(3,865)
Purchase of net assets of acquired companies, net of cash acquired	(390)	(2,258)
Purchase of investment	(2,000)	-
Purchase of intangible assets	(130)	-

Net cash used in investing activities	(13,117)	(6,123)

Cash flows from financing activities
Proceeds from issuance of debt	4,000	-
Payments on debt	(4,868)	(42,275)
Payments on capital lease obligations	(135)	(300)
Purchase of treasury stock	(22,613)	-
Dividend payments to stockholders	(14,609)	(13,206)
Proceeds from exercise of stock options	4,695	2,127
Excess tax benefits from stock based compensation	1,161	4,806

Net cash used in financing activities	(32,369)	(48,848)

Effect of exchange rate on cash and cash equivalents	107	493

Net increase in cash and cash equivalents	3,484	5,877
Cash and cash equivalents, beginning of period	22,769	16,361

Cash and cash equivalents, end of period	$26,253	$22,238

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

(Unaudited)

	Comprehensive income	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
(in thousands, except share amounts)		Shares	Amount
Balance at December 31, 2008		51,269,081	$51	$116,846	$(130,594)	$(899)	$105,104	$90,508
Net income	$28,447	-	-	-	-	-	28,447	28,447
Payment of dividends	-	-	-	-	-	-	(17,673)	(17,673)
Issuance of common stock	-	55,661	-	1,215	-	-	-	1,215
Exercise of stock options and stock appreciation rights	-	451,580	1	2,509	-	-	-	2,510
Surrender of 182,875 shares upon restricted stock vesting and stock appreciation right exercise	-	-	-	-	(3,788)	-	-	(3,788)
Tax impact of exercise of nonqualified stock options and restricted stock vesting	-	-	-	2,290	-	-	-	2,290
Stock-based compensation	-	-	-	11,417	-	-	33	11,450
Restricted stock grants	-	492,964	-	449	-	-	-	449
Restricted stock cancellations	-	(54,680)	-	-	-	-	-	-
Translation adjustment, net of tax	698	-	-	-	-	698	-	698

Comprehensive income	$29,145
Balance at December 31, 2009		52,214,606	$52	$134,726	$(134,382)	$(201)	$115,911	$116,106

Net income	$21,261	-	-	-	-	-	21,261	21,261
Payment of dividends	-	-	-	-	-	-	(14,609)	(14,609)
Purchase of 1,007,082 treasury shares under stock repurchase program	-	-	-	-	(22,613)	-	-	(22,613)
Exercise of stock options and stock appreciation rights	-	430,028	1	4,695	-	-	-	4,696
Surrender of 28,208 shares upon restricted stock vesting and exercise of stock appreciation rights	-	-	-	-	(460)	-	-	(460)
Tax impact of exercise of nonqualified stock options and restricted stock vesting	-	-	-	1,161	-	-	-	1,161
Stock-based compensation	-	-	-	9,188	-	-	52	9,240
Restricted stock grants	-	26,756	-	-	-	-	-	-
Restricted stock cancellations	-	(79,936)	-	-	-	-	-	-
Translation adjustment, net of tax	(136)	-	-	-	-	(136)	-	(136)

Comprehensive income	$21,125
Balance at September 30, 2010		52,591,454	$53	$149,770	$(157,455)	$(337)	$122,615	$114,646

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

1. Organization

Blackbaud, Inc. (the Company) is the leading global provider of software and related services designed specifically for nonprofit organizations, and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of September 30, 2010, the Company had approximately 24,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim financial statements

The interim consolidated financial statements as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and other forms filed with the SEC from time to time.

During the nine months ended September 30, 2010, the Company recorded net out-of-period adjustments resulting in a net increase to expense of $0.2 million which is comprised of (1) $0.3 million, net of tax, for the reversal of an accrual associated with compensation expense related to 2009, offset by (2) $0.5 million, net of tax, of commission expense for the correction of errors in the recognition of deferred sales commissions. The Company has determined that the net impact of these out-of-period adjustments is immaterial to the results of operations in all applicable current and prior interim and annual periods. The Company also expects the impact of the adjustments to be immaterial to the full year 2010 results of operations.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company evaluates subsequent events through the date the financial statements are issued.

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

The Company deems execution of an agreement to be evidence of an arrangement. Delivery occurs when the product is shipped or transmitted, and title and risk of loss have transferred to the customer. The Company’s typical license agreement does not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s standard payment terms. Payment terms greater than 90 days are considered to be beyond the Company’s customary payment terms. License fee revenue in arrangements with payment terms beyond the Company’s customary payment terms is deferred until the payment is due. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, it defers revenue recognition until collection.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Goodwill

As discussed in Note 13, the Company reorganized its business into three operating units which resulted in a change in reportable segments effective January 1, 2010. As a result of the change in reportable segments, the Company tested goodwill for impairment as of January 1, 2010 and there was no impairment of goodwill. Goodwill has been reallocated among the new reportable segments as of December 31, 2009. The change in goodwill by reportable segment during the nine months ended September 30, 2010 consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Other	Total
Balance at December 31, 2009	$40,625	$26,472	$4,713	$2,109	$73,919
Effect of foreign currency translation	-	-	(115)	-	(115)

Balance at September 30, 2010	$40,625	$26,472	$4,598	$2,109	$73,804

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Included in cost of revenue:
Cost of license fees	$116	$95	$325	$266
Cost of services	343	336	1,020	1,006
Cost of maintenance	310	326	913	976
Cost of subscriptions	760	807	2,280	2,432
Cost of other revenue	19	19	56	56

Total included in cost of revenue	1,548	1,583	4,594	4,736
Included in operating expenses	195	194	587	572

Total	$1,743	$1,777	$5,181	$5,308

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

3. Business combinations

RLC

On April 29, 2009, the Company acquired all of the outstanding stock of RLC Customer Centric Technology B.V. (RLC), a privately held limited liability company based in the Netherlands, for €1.8 million in cash, or the equivalent of $2.4 million based on the foreign exchange rate at the time of the acquisition. The acquisition of RLC provided the Company with a foundation to expand into the Netherlands and other Western European markets. The

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

results of operations of RLC are included in the consolidated financial statements of the Company and the International Business Unit reportable segment (see Note 13) from the date of acquisition. During the nine months ended September 30, 2010, total revenue from RLC was $2.2 million and cost of revenue was $0.9 million. During the period from the date of acquisition through September 30, 2009 total revenue from RLC was $1.0 million and cost of revenue was $0.5 million.

In addition to the initial purchase price, the Company may be required to pay up to a maximum of €400,000, or the equivalent of $0.5 million based on the foreign exchange rate at the time of the acquisition, in earn-out payments if RLC meets revenue and EBITDA margin targets, as defined in the agreement, over the two years subsequent to the acquisition. A liability of $0.2 million was initially recognized for the estimated contingent consideration that will be paid based on a probability-weighted discounted cash flow valuation technique. During the nine months ended September 30, 2010, the Company recognized $0.1 million of income, as a result of the change in the estimated fair value of the contingent consideration liability. This amount was recorded as a reduction of general and administrative expense.

4. Earnings per share

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and settlement of stock appreciation rights, vesting of shares of non-vested restricted stock and vesting of shares of non-vested performance share award restricted stock units. Additionally, dilutive potential common shares for the three and nine months ended September 30, 2009 includes shares issuable for certain contingent liabilities that were payable in shares of common stock based on the number of shares that would be issuable if September 30, 2009 had been the end of the contingency period. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2010	2009	2010	2009
Numerator:
Net income, as reported	$8,519	$9,828	$21,261	$20,488
Denominator:
Weighted average common shares	42,747,209	42,781,072	43,145,289	42,805,498
Add effect of dilutive securities:
Liabilities to be paid in shares of common stock	-	43,103	-	43,103
Employee stock options and restricted stock	725,613	1,002,375	735,265	644,761

Weighted average common shares assuming dilution	43,472,822	43,826,550	43,880,554	43,493,362

Earnings per share:
Basic	$0.20	$0.23	$0.49	$0.48
Diluted	$0.20	$0.22	$0.48	$0.47

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Shares excluded from calculations of diluted EPS	124,235	423,963	147,957	1,144,012

5. Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Net income	$8,519	$9,828	$21,261	$20,488
Foreign currency translation adjustment, net of tax	148	54	(136)	735

Comprehensive income	$8,667	$9,882	$21,125	$21,223

The amount of tax allocated to the translation adjustment recorded in accumulated other comprehensive income was an expense of less than $0.1 million for each of the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, a tax benefit of $0.1 million and $0.4 million, respectively, was allocated to the translation adjustment recorded in accumulated other comprehensive income.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2010 and December 31, 2009:

(in thousands)	September 30, 2010	December 31, 2009
Deferred sales commissions	$7,735	$6,013
Prepaid software maintenance and royalties	4,111	4,694
Deferred professional service costs	2,679	1,242
Taxes, prepaid and receivable	1,690	3,736
Other	3,773	2,470

Total prepaid expenses and other current assets	$19,988	$18,155

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2010 and December 31, 2009:

(in thousands)	September 30, 2010	December 31, 2009
Accrued bonuses	$7,917	$8,699
Customer credit balances	3,542	3,536
Taxes payable	3,465	3,196
Accrued commissions and salaries	2,537	3,800
Accrued accounting and legal fees	1,224	1,124
Accrued health care costs	877	1,394
Other	3,809	4,225

Total accrued expenses and other current liabilities	$23,371	$25,974

8. Debt

The Company has a five-year $75.0 million revolving credit facility, which expires July 2012. Under the terms of the credit agreement, the Company may elect not more than twice over the term of the agreement to increase the amount available under the facility for an aggregate amount of up to $50.0 million, subject to certain terms and conditions. In 2008, the Company exercised one of its options and increased the credit facility by $15.0 million to an aggregate available amount of $90.0 million. The revolving credit facility is guaranteed by certain domestic subsidiaries and is collateralized with the Company’s equity holdings in all of its subsidiaries. At September 30, 2010, there were no outstanding borrowings under the credit facility.

Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at a variable rate based (a) on the higher of the prime rate plus a margin of up to 0.5% or federal funds rate plus a margin of 0.5% to 1.0% (Base Rate Loans) or (b) LIBOR plus a margin of 1.0% to 1.5% (LIBOR Loans). The exact amount of any margin depends on the nature of the loan and the leverage ratio at the time of the borrowing. The Company also pays a quarterly commitment fee on the unused portion of the revolving credit facility equal to 0.2%, 0.25% or 0.3% per annum, depending on the Company’s leverage ratio, as defined in the credit agreement.

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

Note payable

As a result of the acquisition of Kintera, the Company assumed a note payable that Kintera executed on December 1, 2007 in the amount of $3.2 million for the purchase of computer equipment. The note is collateralized by the underlying computer equipment, bears interest at a rate of 11.34% and has a maturity date of November 30, 2010. The Company recorded the note at its fair value as of the acquisition date, which resulted in an increase of $0.1 million in the carrying value. Based on the short-term nature of the note payable at September 30, 2010, the Company has determined that the fair value of this note payable approximates its carrying value of $0.4 million.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

9. Commitments and contingencies

Leases

The Company leases its headquarters facility from Duck Pond Creek, LLC. Two current executive officers of the Company each have a 4% ownership interest in Duck Pond Creek, LLC. The lease agreement has a term of 15 years with two five-year renewal options by the Company. The annual base rent of the lease is $3.6 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse the Company an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During the three and nine months ended September 30, 2010 and 2009 rent expense was reduced by $66,700 and $200,000, respectively, related to this lease provision. The $4.0 million leasehold improvement allowance has been included in the table below of operating lease commitments as a reduction in the Company’s lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.

Additionally, the Company has subleased a portion of its facilities under various agreements extending through 2012. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $0.1 million, $0.3 million and $0.2 million during 2010, 2011 and 2012, respectively. No minimum aggregate sublease commitments exist after 2012. Rent expense was reduced by sublease income of $0.1 million for each of the three months ended September 30, 2010 and 2009, and $0.3 million for each of the nine months ended September 30, 2010 and 2009. The Company has also received, and expects to receive through 2012, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.5 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and were $1.6 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Additionally, the Company leases various office space and equipment under operating leases. The Company also has various non-cancelable capital leases for computer equipment and furniture.

As of September 30, 2010, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31, (in thousands)	Operating leases	Capital leases
2010 – remaining	$1,622	$18
2011	6,492	39
2012	5,964	2
2013	5,202	-
2014	4,890	-
2015 and thereafter	35,810	-

Total minimum lease payments	$59,980	59
Less: portion representing interest		3

Present value of net minimum lease payments		56
Less: current portion		53

Noncurrent portion		$3

Other commitments

The Company utilizes third-party relationships in conjunction with its products, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements is approximately $5.3

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

million through 2013. The Company incurred expense under these arrangements of $1.3 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and $3.4 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively.

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

10. Income taxes

The Company calculated the provision for income taxes for the three and nine months ended September 30, 2010 using the 2010 projected annual effective tax rate of 38.9%, which excludes period-specific items. The Company’s effective tax rate for the three and nine months ended September 30, 2010 and 2009, including the effects of period-specific events, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Effective tax rate	35.2%	29.6%	36.9%	35.6%

Period-specific items recorded in the three and nine months ended September 30, 2010 included the recognition of tax benefits related to a change in estimate for 2009 research and development credits of $0.5 million, net of reserves for uncertain tax positions. Period-specific items recorded in the three and nine months ended September 30, 2009 include (i) the recognition of tax benefits related to changes in estimates of 2007 and 2008 research and development credits and domestic production activities deductions of $1.0 million, net of reserves for uncertain tax positions, (ii) an increase of $0.8 million in the valuation allowance for certain state tax credits and net operating loss carryforwards, and (iii) a correction of an immaterial prior period error of $0.4 million, which reduced income tax expense.

The Company has deferred tax assets for, among other items, federal net operating loss carryforwards, state net operating loss carryforwards, and state tax credits. A portion of the state net operating loss carryforwards and state tax credits have a valuation allowance due to the uncertainty of realizing such carryforwards and credits in the future. Additionally, the Company has a valuation allowance for certain state deferred tax assets acquired from Kintera.

The Company recorded net excess tax benefits on stock option and stock appreciation right exercises and restricted stock vesting of $1.2 million and $4.8 million in stockholders’ equity during the nine months ended September 30, 2010 and 2009, respectively.

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $1.2 million at September 30, 2010. The total amount of interest and penalties included in the consolidated balance sheet as of September 30, 2010 was $0.2 million. The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that these unrecognized tax benefits may significantly decrease within the next twelve months and be recognized as a reduction of tax expense. The possible decrease relates to state nexus issues and could result from the finalization of state income tax reviews and/or the expiration of statutes of limitations.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

11. Stock-based compensation

During the nine months ended September 30, 2010, the Company issued 26,756 shares of restricted stock and 300,000 stock appreciation rights with an aggregate grant date fair value of $0.6 million and $2.0 million, respectively. The Company also issued performance share awards of restricted stock units to certain executive officers with an aggregate grant date value range of zero to $2.1 million depending on the achievement of the various performance targets. Under the performance share award agreements, if the minimum performance targets are not met, the restricted stock units will not vest and no shares of the Company’s common stock will be granted. Compensation cost for the performance awards is recognized to the extent the performance targets are achieved using the graded-vesting method over the requisite service period of 3 years. No stock options were issued in the nine months ended September 30, 2010.

Stock-based compensation expense is allocated to expense categories on the consolidated statements of operations. The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Included in cost of revenue:
Cost of services	$380	$335	$1,230	$1,072
Cost of maintenance	219	230	574	544
Cost of subscriptions	112	120	279	353

Total included in cost of revenue	711	685	2,083	1,969
Included in operating expenses:
Sales and marketing	272	422	977	1,093
Research and development	715	718	2,130	2,115
General and administrative	1,482	992	4,050	3,885

Total included in operating expenses	2,469	2,132	7,157	7,093

Total	$3,180	$2,817	$9,240	$9,062

12. Stockholders’ equity

Dividends

The following table provides information with respect to quarterly dividends paid on common stock during the nine months ended September 30, 2010.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2010	$0.11	February 26	March 15
April 2010	$0.11	May 28	June 15
July 2010	$0.11	August 27	September 15

In November 2010, the Company’s Board of Directors declared a fourth quarter dividend of $0.11 per share payable on December 15, 2010 to stockholders of record on November 26, 2010.

Stock surrenders

During the nine months ended September 30, 2010, restricted stock and stock appreciation rights holders surrendered 28,208 shares of common stock, totaling $0.7 million, to satisfy their tax obligations due upon vesting.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Stock repurchase program

Effective August 1, 2010, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. The new program does not have an expiration date. The prior program expired on July 31, 2010, and the remaining balance at the time of expiration was $8.2 million. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors.

The Company accounts for purchases of treasury stock under the cost method. During the nine months ended September 30, 2010 the Company purchased 1,007,082 shares for $22.6 million.

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

The Company has determined that the three operating units represent the Company’s reportable segments. The Company's chief operating decision maker is its chief executive officer, or CEO. The CEO reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. The CEO uses internal financial reports that provide segment revenues and operating income, excluding stock-based compensation expense, amortization expense, depreciation expense, research and development expense and certain corporate sales, marketing, general and administrative expenses. The CEO believes that the exclusion of these costs allows for a better understanding of the operating performance of the operating units and management of other operating expenses and cash needs. The CEO does not review any segment balance sheet information.

The Company has recast its segment disclosures for 2009 in order to present comparable financial results for the new reportable segments. Summarized reportable segment financial results for the three and nine months ended September 30, 2010 and 2009 were as follows:

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue by segment:
ECBU	$35,135	$31,406	$95,493	$89,491
GMBU	39,979	38,866	119,566	116,590
IBU	6,675	7,466	20,271	19,967
Other	1,437	1,467	4,806	4,313

Total revenue	$83,226	$79,205	$240,136	$230,361

Segment operating income:
ECBU	14,687	13,014	37,286	34,813
GMBU	22,006	22,429	65,821	65,633
IBU(1)	1,233	2,208	4,327	5,703
Other	667	701	2,491	1,619

	38,593	38,352	109,925	107,768
Less:
Corporate unallocated costs(2)	20,544	19,875	61,555	60,912
Stock based compensation costs	3,180	2,817	9,240	9,062
Amortization expense	1,743	1,777	5,181	5,308
Interest expense, net	24	149	106	745
Other (income) expense, net	(53)	(226)	129	(96)

Income before provision for income taxes	$13,155	$13,960	$33,714	$31,837

(1)	IBU operating income is reduced by operating costs from our foreign locations such as sales, marketing, general administrative, depreciation, facilities and IT support costs.
(2)	Corporate costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Executive summary

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of September 30, 2010, we had approximately 24,000 active customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

Overall, revenue for the third quarter of 2010 and the first nine months of 2010 increased 5% and 4% compared to the same periods in 2009, respectively. When removing the impact of foreign currency translation, revenue increased by 5% and 3% when comparing the third quarter of 2010 and the first nine months of 2010 to the same periods in 2009, respectively. Our recurring revenue, which is comprised of maintenance and subscription offerings and represents 64% of our revenue on a combined basis, continues to experience growth. The growth in maintenance revenue is principally driven by maintaining high renewal rates, new maintenance contracts associated with new license arrangements and existing client increases. The growth in subscription revenue is principally attributable to increased demand for our hosting services, online fundraising and data management offerings. Revenue associated with our core perpetual license offerings and related services has decreased when compared with the first nine months of 2009 as a result of the continuing decreases in sales of our perpetual license offerings to the mid-market customer base. The decrease in sales of our perpetual license offerings to the mid-market customer base is primarily the result of shift in our customers’ buying preference away from perpetual license towards subscription-based offerings.

Income from operations for the third quarter of 2010 decreased by $0.8 million and for the first nine months of 2010 increased by $1.5 million compared to the same periods in 2009. The decrease in income from operations for the third quarter of 2010 is primarily attributable to investments we are making in early stage Blackbaud Enterprise CRM implementations, adding services headcount in the third quarter as a result of accelerating the delivery of implementation engagements and higher commission rates associated with improved sales performance. The increase in income from operations for the first nine months of 2010 is primarily attributable to the increase in maintenance and subscription gross profit which is driven by the continued strong retention rate of our solutions that are offered under recurring revenue arrangements and the scalability of our infrastructure that supports these offerings.

We ended the third quarter of 2010 with cash and cash equivalents totaling $26.3 million. At September 30, 2010, we had no outstanding borrowings on our credit facility. During the nine months ended September 30, 2010, we generated $48.9 million in cash flows from our operations, which we used to purchase $22.6 million of treasury stock, to pay $14.6 million in dividends and to purchase $10.6 million of equipment.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

The pace and impact of economic recovery on the nonprofit market remains uncertain and, consequently, we expect that our operating environment will continue to be challenging through the remainder of 2010 as existing and prospective customers remain cautious in their expenditure decisions. Notwithstanding these conditions, we remain focused on execution, investing in our key growth initiatives and strengthening our leadership position. To the extent our operating results continue to be challenged by a weakened economic environment, we will focus on controlling and, as necessary, reducing costs and expenses of our operations to achieve our targeted level of profitability.

Results of operations

Comparison of the three and nine months ended September 30, 2010 and 2009

We completed the acquisition of RLC, on April 29, 2009. We have included RLC’s results of operations in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations. During the nine months ended September 30, 2010, RLC’s total revenue was $2.2 million and cost of revenue was $0.9 million compared to total revenue of $1.0 million and cost of revenue of $0.5 million for the partial period from the date of acquisition through September 30, 2009.

Revenue

The table below compares revenue from our statements of operations for the three and nine months ended September 30, 2010 with the same period in 2009.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
License fees	$5.1	$5.9	$(0.8)	(14)%	$17.2	$19.1	$(1.9)	(10)%
Services	24.0	22.8	1.2	5%	64.9	66.4	(1.5)	(2)%
Maintenance	31.4	29.8	1.6	5%	93.0	86.6	6.4	7%
Subscriptions	21.2	19.2	2.0	10%	60.8	53.7	7.1	13%
Other	1.5	1.5	-	0%	4.2	4.6	(0.4)	(9)%
Total revenue	$83.2	$79.2	$4.0	5%	$240.1	$230.4	$9.7	4%

Total revenue increased $4.0 million, or 5%, in the third quarter of 2010 compared to the third quarter of 2009. The increase in revenue is primarily attributable to growth in our subscription, maintenance and service revenue. The increase in subscription revenue is primarily attributable to an increase in demand for our hosting services, online fundraising and data management offerings. The growth in revenue from our subscription offerings is also a result of the ongoing evolution of our product offerings from license-based to subscription-based offerings. The increase in maintenance revenue is attributable to new maintenance contracts associated with new license agreements sold over the last twelve months and increases in contracts with existing customers in the third quarter of 2010. Services revenue growth is primarily due to an increase in demand for consulting service associated with our Blackbaud Enterprise CRM offering and online fundraising offerings. These increases are offset by a decrease in license fees which is principally attributable to a smaller contribution in the third quarter 2010 from Blackbaud Enterprise CRM perpetual license arrangements that had upfront revenue recognition when compared to third quarter 2009.

Total revenue increased $9.7 million, or 4%, in the first nine months of 2010 compared to the same period in 2009. The increase in revenue is primarily due to increases in maintenance and subscriptions revenue, partially offset by decreases in license fees and services revenue. The increase in subscription revenue is principally due to an increase in demand for our hosting services, online fundraising and data management offerings. The increase in maintenance revenue is attributable to new maintenance contracts associated with new license agreements and increases in contracts with existing customers. The decreases in license fees and services revenue is principally attributable to a smaller contribution in the first nine months of 2010 from Blackbaud Enterprise CRM perpetual license arrangements that had upfront revenue recognition when compared to the same period in 2009. Additionally, we continue to experience a shift in our customers’ buying preference away from perpetual license towards subscription-based hosted applications.

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

License fees

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
License fee revenue	$5.1	$5.9	$(0.8)	(14)%	$17.2	$19.1	$(1.9)	(10)%
Direct controllable cost of license fees	0.5	0.9	(0.4)	(44)%	1.9	2.6	(0.7)	(27)%

License fee gross profit	$4.6	$5.0	$(0.4)	(8)%	$15.3	$16.5	$(1.2)	(7)%

License fee gross margin	90%	85%			89%	86%

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

During the third quarter of 2010 when compared to the same period in 2009, revenue from license fees to existing customers increased $0.2 million and sales to new customers decreased by $1.0 million. The decrease in license fees is largely the result of a smaller contribution in the third quarter of 2010 from Blackbaud Enterprise CRM arrangements with upfront revenue recognition when compared to the third quarter of 2009.

During the first nine months of 2010 when compared to the same period in 2009, revenue from license fees to existing customers increased $0.7 million, offset by a $2.6 million decrease in sales to new customers. The decrease in license fees is largely the result of a smaller contribution in the first nine months of 2010 from Blackbaud Enterprise CRM arrangements with upfront revenue recognition when compared to the first nine months of 2009.

Direct controllable cost of license fees is principally comprised of third-party software royalties and variable reseller commissions. The decrease in cost of license fees in the third quarter and first nine months of 2010 compared to the same periods in 2009 is primarily attributable to lower third-party software royalty costs. Third-party software royalty costs have decreased due to the decrease in sales of perpetual licenses when comparing the third quarter and first nine months of 2010 to the same periods in 2009.

The increase in license fee gross margin in the third quarter of 2010 and the first nine months of 2010 compared to the same periods in 2009 is the result of a change in the mix of products sold. During 2010, we sold fewer products that have third-party software royalty costs associated with them.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Services

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Services revenue	$24.0	$22.8	$1.2	5%	$64.9	$66.4	$(1.5)	(2)%
Direct controllable cost of services	16.3	14.6	1.7	12%	46.5	44.9	1.6	4%

Services gross profit	$7.7	$8.2	$(0.5)	(6)%	$18.4	$21.5	$(3.1)	(14)%

Services gross margin	32%	36%			28%	32%

Services revenue consists of consulting, installation, implementation, education services and analytic services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assisting in file set-up and system configuration, and/or process re-engineering. Education services involve customer training activities. Analytic services are comprised of donor prospect research, selling lists of potential donors, benchmarking studies and data modeling services. These services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product enables the customer to more effectively target its fundraising activities.

The increase in services revenue during the third quarter of 2010 when compared to the same period in 2009 is principally attributable to an increase in consulting services of $1.4 million and analytic services revenue of $0.3 million, partially offset by a decrease in education service revenue of $0.5 million. The rates we charge for our education and analytic service offerings have remained relatively constant year over year and, as such, the change in revenue is principally the result of a change in volume of services provided. The increase in consulting services revenue is principally attributable to an increase in volume of services provided, which is largely due to an increase in the demand for consulting services associated with our Blackbaud Enterprise CRM offering and our internet-based fundraising offerings.

The decrease in services revenue during the first nine months of 2010 when compared to the same period in 2009 is principally attributable to a decrease in education services revenue of $2.5 million, partially offset by an increase in consulting services revenue of $1.0 million. Analytic services remained relatively unchanged during the first nine months of 2010 when compared to the same period in 2009. The rates we charge for our education service offerings have remained relatively constant year over year and, as such, the decrease in revenue is principally the result of a decrease in the volume of education services provided. The increase in consulting services revenue is principally attributable to an increase in volume of services provided, partially offset by an increase in our investment, in the form of non-billable implementation hours, in early adopters of our Blackbaud Enterprise CRM offering. The increase in volume of services provided is largely due to an increase in the demand for consulting services associated with our Blackbaud Enterprise CRM offering and our internet based fundraising offerings.

Cost of services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals, other costs incurred in providing consulting, installation and implementation services and customer training, data expense incurred to perform analytic services and an allocation of depreciation, facilities and IT support costs. The increase in cost of services of $1.7 million in the third quarter of 2010 when compared to the same period in 2009 is primarily attributable to an increase in human resource costs of $0.9 million, third-party contractor costs of $0.6 million and travel related costs of $0.2 million. The increase in human resource costs and third-party contractor costs is principally attributable to the need for additional resource capacity to meet the increasing consulting services demands of our enterprise customers and a result of an acceleration of delivery of implementation engagements.

The increase in cost of services of $1.6 million in the first nine months of 2010 when compared to the same period in 2009 is primarily attributable to an increase in human resource costs of $1.5 million and third-party contractor costs of $0.9 million, partially offset by a decrease in training-related costs of $0.5 million and data expense of $0.3 million. The increase in human resource costs and third-party contractor costs is principally attributable to the need for additional resource capacity to meet the increasing consulting services demands of our customers.

The services gross margin decreased in the third quarter of 2010 and the first nine months of 2010 compared to the same period in 2009 primarily as a result of providing non-billable implementation hours for the benefit of early adopters of our Blackbaud Enterprise CRM offering and additional headcount to meet the increasing consulting services demands of our customers.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Maintenance

	Three months ended September 30,		Change	% Change	Nine months ended September 30,		Change	% Change
(in millions)	2010	2009			2010	2009
Maintenance revenue	$31.4	$29.8	$1.6	5%	$93.0	$86.6	$6.4	7%
Direct controllable cost of maintenance	5.8	4.9	0.9	18%	16.5	14.6	1.9	13%

Maintenance gross profit	$25.6	$24.9	$0.7	3%	$76.5	$72.0	$4.5	6%

Maintenance gross margin	82%	84%			82%	83%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue of $1.6 million in the third quarter of 2010 compared to the same period in 2009 is principally comprised of $3.2 million of maintenance from new customers associated with new license agreements and increases in contracts with existing customers, offset by $1.6 million from maintenance contracts that were not renewed.

The increase in maintenance revenue of $6.4 million in the first nine months of 2010 compared to the same period in 2009 is principally comprised of $9.4 million of maintenance from new customers associated with new license agreements and increases in contracts with existing customers and $0.2 million from maintenance contract inflationary rate adjustments, offset by $3.2 million from maintenance contracts that were not renewed.

Direct controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs, an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers. The increase in cost of maintenance in the third quarter of 2010 compared to the same period in 2009 is principally attributable to an increase in third-party royalty costs of $0.5 million, human resource costs of $0.2 million and other costs of $0.2 million. The increase in third-party royalty costs is attributable to increases in maintenance contracts with new and existing customers for software products which include third-party software arrangements. Human resource costs increased due to salary merit increases and an increase in headcount to meet the volume of our new maintenance contracts and increases in our existing customer contracts.

The increase in cost of maintenance in the first nine months of 2010 compared to the same period in 2009 is principally attributable to an increase in third-party royalty costs of $1.2 million and human resource costs of $0.7 million. The increase in third-party royalty costs is attributable to increases in maintenance contracts with new and existing customers for software products which include third-party software arrangements. Human resource costs increased due to salary merit increases and an increase in headcount associated with the continued growth in our customer support function commensurate with maintenance revenue growth.

The decrease in maintenance gross margin in the third quarter of 2010 and the first nine months of 2010 compared to the same periods in 2009 is due to existing client maintenance increases for software products which include third-party royalty costs and the increasing diversity of our product offerings.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Subscriptions

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Subscriptions revenue	$21.2	$19.2	$2.0	10%	$60.8	$53.7	$7.1	13%
Direct controllable cost of subscriptions	7.1	6.5	0.6	9%	20.2	18.5	1.7	9%

Subscriptions gross profit	$14.1	$12.7	$1.4	11%	$40.6	$35.2	$5.4	15%

Subscriptions gross margin	67%	66%			67%	66%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, and variable transaction fees associated with the use of our products to fundraise online. We continue to experience growth in our hosted applications business and are increasingly experiencing a shift in our customers’ buying preference away from perpetual licenses towards subscription based-offerings. Additionally, revenue from our hosting services continues to increase as demand for these services continues to grow from both our existing and new perpetual license customers. The increase in subscription revenue for the third quarter of 2010 and the first nine months of 2010 compared to the same periods of 2009 is principally attributable to the increase in demand for hosting services, data management offerings and online fundraising offerings.

Direct controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions in the third quarter of 2010 compared to the same period in 2009 is principally due to an increase in data expense, hosting and other costs resulting from an increase in the demand for hosting and other online services.

The increase in cost of subscriptions in the first nine months of 2010 compared to the same period in 2009 is principally due to an increase in human resource costs of $1.2 million as a result of an increase in headcount. Data expense and hosting costs also increased resulting from an increase in the demand for hosting and other online services.

The increase in subscriptions gross margin in the third quarter of 2010 and the first nine months of 2010 compared to the same periods in 2009 is due to an increase in demand for our subscription-based offerings and the scalability of our infrastructure that supports these offerings.

Other revenue

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Other revenue	$1.5	$1.5	$-	0%	$4.2	$4.6	$(0.4)	(9)%
Direct controllable cost of other revenue	1.3	1.3	-	0%	3.8	4.1	(0.3)	(7)%

Other gross profit	$0.2	$0.2	$-	0%	$0.4	$0.5	$(0.1)	(20)%

Other gross margin	13%	13%			10%	11%

Other revenue includes the sale of business forms that are used in conjunction with our software products; reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations and fees from user conferences. Other revenue remained unchanged in the third quarter of 2010 when compared to the same period in 2009. Other revenue decreased in the first nine months of 2010 when compared to the same period in 2009 principally due to a decrease in fees from user conferences as a result of consolidating conferences previously held early in the year into our primary conference which occurs during the fourth quarter each year.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Direct controllable cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses related to the performance of services at customer locations and an allocation of depreciation, facilities and IT support costs. The cost of other revenue remained unchanged in the third quarter of 2010 compared to the same period in 2009. The decrease in the first nine months of 2010 compared to the same period in 2009 is due to a decrease in the number of user conferences and the related costs, and a decrease in reimbursable travel expenses related to providing services at customer locations.

Other gross margin decreased in the first nine months of 2010 when compared to the same period in 2009. While we had fewer user conferences in 2010 when compared to 2009, we made greater investments in the 2010 user conferences when compared to 2009, which is driving the decrease in other gross margin.

The following schedule reconciles non-GAAP gross profit discussed above to gross profit as stated on the statement of operations:

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
License fees	$4.6	$5.0	$(0.4)	(8)%	$15.3	$16.5	$(1.2)	(7)%
Services	7.7	8.2	(0.5)	(6)%	18.4	21.5	(3.1)	(14)%
Maintenance	25.6	24.9	0.7	3%	76.5	72.0	4.5	6%
Subscriptions	14.1	12.7	1.4	11%	40.6	35.2	5.4	15%
Other	0.2	0.2	-	0%	0.4	0.5	(0.1)	(20)%

Total non-GAAP gross profit	$52.2	$51.0	$1.2	2%	$151.2	$145.7	$5.5	4%

Less corporate costs not allocated:
Stock-based compensation expense	0.7	0.7	-	0%	2.1	2.0	0.1	5%
Amortization of intangible assets acquired in business combinations	1.5	1.6	(0.1)	(6)%	4.6	4.7	(0.1)	(2)%

Gross profit as stated in statements of operations	$50.0	$48.7	$1.3	3%	$144.5	$139.0	$5.5	4%

Gross margin %	60%	61%			60%	60%

Operating expenses

The operating expenses analyzed below are presented on a non-GAAP basis in that they exclude stock-based compensation expense. We believe that the exclusion of these costs allows us to better understand and manage other operating expenses and cash needs. Stock-based compensation expense is analyzed separately following the operating expense analysis.

Sales and marketing

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Sales and marketing expense excluding stock-based compensation	$16.7	$15.4	$1.3	8%	$51.4	$45.9	$5.5	12%
Add: Stock-based compensation	0.3	0.4	(0.1)	(25)%	1.0	1.1	(0.1)	(9)%

Sales and marketing expense	$17.0	$15.8	$1.2	8%	$52.4	$47.0	$5.4	11%

% of revenue (excluding stock-based compensation)	20%	19%			21%	20%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. Sales and marketing expense in the third quarter of 2010 compared to the same period in 2009 increased by $1.3 million principally due to an increase of $0.8 million in commission expense. The increase in commission expense is due to higher commission rates as a result of improved sales performance in 2010. Additionally, travel and other marketing expenses increased by $0.5 million as a result of increased investment in selling and marketing programs to support our new offerings and newly packaged offerings.

Sales and marketing expense in the first nine months of 2010 compared to the same period in 2009 increased by $5.5 million primarily due to an increase of $2.9 million in commission expense. The increase in commission expense is

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

principally attributable to higher commission rates in 2010 and an out of period adjustment of $0.8 million recorded during the second quarter of 2010 related to our accounting for deferred sales commissions. Additionally, human resource costs increased by $0.7 million as a result of additional headcount, salary merit increases and travel and other marketing expenses increased by $1.5 million as a result of increased investment in selling and marketing programs to support our new offerings and newly packaged offerings.

As a percentage of revenue, sales and marketing expense in the third quarter and first nine months of 2010 compared to the same periods in 2009 increased principally as a result of higher commission rates and additional investments in our sales and marketing efforts.

Research and development

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Research and development expense excluding stock-based compensation	$11.1	$10.7	$0.4	4%	$32.3	$32.0	$0.3	1%
Add: Stock-based compensation	0.7	0.7	-	0%	2.1	2.1	-	0%

Research and development expense	$11.8	$11.4	$0.4	4%	$34.4	$34.1	$0.3	1%

% of revenue (excluding stock-based compensation)	13%	14%			13%	14%

Research and development expenses include human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. The increase in research and development costs during the third quarter of 2010 compared to the same period in 2009 is principally due to an increase in human resource costs of $0.4 million principally attributable to salary merit increases, partially offset by an increase of $0.2 million in costs allocated to cost of services. Costs allocated to cost of services are related to development efforts supporting product customizations under revenue generating arrangements. Third-party contractor costs also increased by $0.2 million. Human resource costs and third-party contractor costs have increased as we continue to invest in our product development efforts.

The increase in research and development costs during the first nine months of 2010 compared to the same period in 2009 is principally due to an increase in third-party contractor costs of $0.4 million. Third-party contractor costs have increased as we continue to invest in our product development efforts. Human resource costs increased by $0.7 million during the first nine months of 2010 compared to the same period in 2009, all of which was offset by an increase of $0.7 million in costs allocated to cost of services commensurate with the development efforts supporting product customizations under revenue generating arrangements.

The decrease in research and development costs as a percentage of revenue during the third quarter of 2010 and the first nine months of 2010 compared to the same periods in 2009 is principally attributable to an increase in costs allocated to cost of services commensurate with the development efforts supporting product customizations under revenue generating arrangements.

General and administrative

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
General and administrative expense excluding stock-based compensation	$6.4	$6.4	$-	0%	$19.2	$21.0	$(1.8)	(9)%
Add: Stock-based compensation	1.5	1.0	0.5	50%	4.0	3.9	0.1	3%

General and administrative expense	$7.9	$7.4	$0.5	7%	$23.2	$24.9	$(1.7)	(7)%

% of revenue (excluding stock-based compensation)	8%	8%			8%	9%

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

General and administrative expense consists primarily of human resource costs for general corporate functions, including senior management, finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, and other administrative expenses. During the third quarter of 2010 compared to the same period in 2009 general and administrative expense remained unchanged. Decreases in human resource costs attributable to a decrease in headcount resulting from consolidation and centralization efforts of our accounting function in the second half of 2009 and first quarter of 2010 were offset by increased recruitment and hiring costs associated with certain executive management and Board of Directors positions.

During the first nine months of 2010 compared to the same period in 2009, the decrease in general and administrative expense was principally due to a decrease in human resource costs of $1.4 million, bad debt expense of $0.2 million and other costs of $0.2 million. The decrease in human resource costs is primarily due to a decrease in headcount resulting from consolidation and centralization efforts of our accounting function in the second half of 2009 and first quarter of 2010.

The decrease in general and administrative costs as a percentage of revenue during the first nine months of 2010 compared to the same periods in 2009 is principally attributable to the realization of cost reductions resulting from the consolidation and centralization efforts in our accounting function implemented in the second half of 2009 and first quarter 2010.

Stock-based compensation

We recognize compensation expense related to stock-based awards granted to employees. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the requisite service period, which is the vesting period.

Our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 include the amounts of stock-based compensation illustrated below:

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Included in cost of revenue:
Cost of services	$0.4	$0.4	$-	0%	$1.2	$1.1	$0.1	9%
Cost of maintenance	0.2	0.2	-	0%	0.6	0.5	0.1	20%
Cost of subscriptions	0.1	0.1	-	0%	0.3	0.4	(0.1)	(25)%

Total included in cost of revenue	0.7	0.7	-	0%	2.1	2.0	0.1	5%
Included in operating expenses:
Sales and marketing	0.3	0.4	(0.1)	(25)%	1.0	1.1	(0.1)	(9)%
Research and development	0.7	0.7	-	0%	2.1	2.1	-	0%
General and administrative	1.5	1.0	0.5	50%	4.0	3.9	0.1	3%

Total included in operating expenses	2.5	2.1	0.4	19%	7.1	7.1	-	0%

Total	$3.2	$2.8	$0.4	14%	$9.2	$9.1	$0.1	1%

Stock-based compensation is comprised of expense from common stock awards, stock options, restricted stock units and awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,				Nine months ended September 30,

(in millions)	2010	2009	Change	% Change	2010	2009	Change	% Change
Stock-based compensation from:
Common stock	$-	$0.1	$(0.1)	(100)%	$-	$0.9	$(0.9)	(100)%
Stock options	-	0.1	(0.1)	(100)%	-	0.2	(0.2)	(100)%
Restricted stock awards	2.2	2.1	0.1	5%	6.5	6.3	0.2	3%
Stock appreciation rights	1.0	0.5	0.5	100%	2.7	1.7	1.0	59%

Total stock-based compensation	$3.2	$2.8	$0.4	14%	$9.2	$9.1	$0.1	1%

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

During the third quarter of 2009 and the first nine months of 2009, we expensed $0.1 million and $0.9 million, respectively, related to compensation and incentive arrangements payable in common stock associated with business acquisitions completed in 2008 and 2007. There were no similar arrangements payable in common stock in the first nine months of 2010. Stock-based compensation expense from restricted stock awards and stock appreciation rights slightly increased in the third quarter of 2010 and the first nine months of 2010 compared to the same periods in 2009 due to the issuance of additional grants and rights in the second half of 2009 and first half of 2010, partially offset by the vesting of grants issued in prior years.

The total amount of compensation costs related to non-vested awards not yet recognized was $21.9 million as of September 30, 2010. This amount will be recognized as expense over a weighted average period of 1.6 years.

Amortization

We allocated amortization expense to cost of revenue based on the nature of the respective identifiable intangible asset and whether the asset is directly associated with a specific component of revenue. Amortization expense included in our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 is illustrated below:

(in millions)	Three months ended September 30,		Change	% Change	Nine months ended September 30,		Change	% Change
	2010	2009			2010	2009
Included in cost of revenue:
Cost of license fees	$0.1	$0.1	$-	0%	$0.3	$0.3	$-	0%
Cost of services	0.3	0.4	(0.1)	(25)%	1.0	1.0	-	0%
Cost of maintenance	0.3	0.3	-	0%	0.9	1.0	(0.1)	(10)%
Cost of subscriptions	0.8	0.8	-	0%	2.3	2.4	(0.1)	(4)%
Cost of other revenue	-	-	-	0%	0.1	-	0.1	0%

Total included in cost of revenue	1.5	1.6	(0.1)	(6)%	4.6	4.7	(0.1)	(2)%
Included in operating expenses	0.2	0.2	-	0%	0.6	0.6	-	0%

Total	$1.7	$1.8	$(0.1)	$(6)%	$5.2	$5.3	$(0.1)	$(2)%

Interest expense

Interest expense decreased slightly in the third quarter of 2010 compared to the same period in 2009. Interest expense was $0.2 million in the first nine months of 2010 compared to $0.9 million for the same period in 2009. These decreases in interest expense are directly related to repayment of debt during the second half of 2009. As of September 30, 2010 we had no borrowings outstanding on our credit facility compared to $17.5 million at September 30, 2009 and $59.0 million at December 31, 2008.

Income tax provision

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate, prior to any quarter-specific items. The 2010 estimated annual effective tax rate of 38.9%, which excludes period-specific items, was applied as the effective rate for the nine months ended September 30, 2010. Our actual effective rate for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Effective tax rate	35.2%	29.6%	36.9%	35.6%

During the three and nine months ended September 30, 2010, period-specific items were principally attributable to the recognition of tax benefits related to a change in estimate for 2009 research and development credits of $0.5

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

million, net of reserves for uncertain tax positions. The lower effective rate in the same periods in 2009 was primarily attributable to the recognition of tax benefits related to changes in estimates of 2007 and 2008 research and development credits and domestic production activities deductions of $1.0 million, net of reserves for uncertain tax positions.

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

The amount of unrecognized tax benefit that, if recognized, would favorably affect our effective rate as of September 30, 2010 was $1.2 million. As of September 30, 2010, the total amount of accrued interest and penalties included in the consolidated balance sheet was $0.2 million.

We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease is $0.3 million.

Liquidity and capital resources

At September 30, 2010, cash and cash equivalents totaled $26.3 million, compared to $22.8 million at December 31, 2009. The $3.5 million increase in cash and cash equivalents during the first nine months of 2010 is principally the result of generating cash from operations of $48.9 million. Cash generated from operations was used to purchase $22.6 million of treasury stock, to pay $14.6 million in dividends to stockholders and to buy $10.6 million of fixed assets. Donor restricted cash represents donations collected by us on behalf of our customers and fluctuates based on the timing of our customers’ fundraising activity. These funds are used exclusively for the payment of donations payable.

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

At September 30, 2010, we had no outstanding borrowings under our credit facility. We have drawn on our credit facility from time to time to help us meet short-term financial needs, such as business acquisitions and purchases of common stock under our repurchase program. Under this five-year credit facility, which matures in July 2012, we may elect not more than twice over the five-year term of the agreement to increase the aggregate amount available of $75.0 million by up to $50.0 million. We exercised one of these options for an additional $15.0 million in June 2008. We believe our $90.0 million credit facility provides us with sufficient flexibility to meet our financial needs.

Operating cash flow

Net cash provided by operating activities for the first nine months of 2010 of $48.9 million decreased by $11.5 million when compared to the same period in 2009. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax; and (iii) changes in our working capital.

Working capital changes, as they impact the statement of cash flows, are composed of changes in accounts receivable, other current assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Net

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

collections of accounts receivable and the change in deferred revenue represent a net increase in cash associated with working capital changes of $6.6 million and $13.1 million in the first nine months of 2010 and 2009, respectively. The year-over-year change is principally due to a decrease in the collections of accounts receivable in the first nine months of 2010 when compared to the same period in 2009, partially offset by a decrease in the billings in the first nine months of 2010 when compared to the same period in 2009. The decrease in collections is primarily the result of a longer collection cycle and a decrease in billings for consulting services and license fees. Changes in our balances of accounts payable, prepaid expenses, accrued liabilities and other current assets and liabilities represent a net decrease in cash associated with working capital changes of $4.4 million in first nine months of 2010 and a net increase of $2.9 million for the same period in 2009, respectively. The primary driver of the decrease in the net cash flow associated with these accounts is principally attributable to fluctuations in the timing of payments to vendors and income tax payments, and an increase in the amount of bonuses paid in 2010 when compared to 2009.

Investing cash flow

Net cash used in the first nine months of 2010 for investing activities was $13.1 million compared to $6.1 million in the same period in 2009. The increase is principally due to an increase in payments for property and equipment of $6.7 million, of which $3.7 million relates to payments in 2010 related to purchases made at the end of 2009.

Financing cash flow

Net cash used in financing activities for the first nine months of 2010 was $32.4 million compared to $48.8 million in the same period in 2009. During the first nine months of 2010, cash used for financing activities was principally attributable to $22.6 million of treasury stock purchases and $14.6 million of dividend payments to stockholders, partially offset by proceeds from stock option exercises. During the first nine months of 2009, cash used for financing activities was principally attributable to $42.3 million of payments on debt and $13.2 million of dividend payments to stockholders.

Commitments and contingencies

As of September 30, 2010, we had future minimum lease commitments of $64.1 million. There were no material changes outside the ordinary course of business in our contractual obligations since December 31, 2009.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitments under these arrangements at September 30, 2010 are $5.3 million through 2013. We incurred expense under these arrangements of $1.3 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and $3.4 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Foreign currency exchange rates

Approximately 14% of our total net revenue for the nine-month period ended September 30, 2010 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and,

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.3 million and $0.2 million at September 30, 2010 and at December 31, 2009, respectively.

The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During third quarter 2010, the foreign translation has resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our increased exposure to currency exchange rates have had a material impact on our results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.

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

Due to the nature of our short-term investments and the lack of material debt, we have concluded at September 30, 2010 that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.

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

PART II OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds

The following table provides information about shares of common stock repurchased during the nine months ended September 30, 2010 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock or exercise of stock appreciation rights.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, July 1, 2010				$30,770
July 1, 2010 through July 31, 2010	50,760	$21.92	48,996	$29,700
August 1, 2010 through August 31, 2010	18,432	$24.08	-	$50,000
September 1, 2010 through September 30, 2010	33	$21.67	-	$50,000
Total	69,225	$22.49	48,996	$50,000

(1)	Includes 20,229 shares (1,764 in July, 18,432 in August and 33 in September) withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock or exercise of stock appreciation right.
(2)	In May 2008, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $40.0 million of outstanding shares of common stock. The program expired on July 31, 2010 with an unused remaining balance of $8.2 million. Effective August 1, 2010, our Board of Directors approved a new stock repurchase program that authorized us to purchase up to $50.0 million of outstanding shares of common stock. The new program does not have an expiration date.

Item 6.	Exhibits

Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that Section, and shall not be part of any registration statement or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: November 8, 2010	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: November 8, 2010	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer