Form 10-K
period 2010-12-31
BLACKBAUD INC
filed 2011-03-01
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2010 (based on the closing sale price of $21.77 on that date), was approximately $820,985,320. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at February 15, 2011 was 44,499,888.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders currently scheduled to be held June 22, 2011 are incorporated by reference into Part III hereof.

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

PART I

Item 1. BUSINESS

Overview

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our stated company purpose is to power the business of philanthropy from fundraising to outcomes. We are driven to help our customers accomplish their missions and are guided by the following corporate values:

•	Our people make us great.

•	Customers are at the heart of everything we do.

•	We must be good stewards of our resources.

•	Innovation drives success.

•	Our actions are guided by honesty and integrity.

•	Service to others makes the world a better place.

Our customers use our products and services to help increase donations, reduce fundraising costs, build online communities and improve communications with constituents, manage their finances and optimize operations. We have focused solely on the nonprofit market since our incorporation in 1982. At the end of 2010, we had approximately 24,000 customers spread over 83 countries. Our customers come from nearly every segment of the nonprofit sector, including education, foundations, health and human services, faith-based, arts and cultural, public and societal benefits, environment and animal welfare and international and foreign affairs.

Nonprofit Industry

The nonprofit industry is large and diverse

There were nearly 1.8 million U.S. nonprofit organizations registered with the Internal Revenue Service in 2009, including 1.2 million charitable 501(c)(3) organizations and we estimate there are approximately another

2.0 million nonprofit organizations internationally. According to Giving USA 2010, donations to nonprofit organizations in the United States in 2009 were $303.7 billion, amounting to 2.1% of U.S. GDP, which was a slight decline from donations in 2008 of $307.7 billion. The compound annual growth rate of donations over the 40-year period from 1969 to 2009 was 7.0%, not adjusted for inflation. These organizations also receive fees for services they provide, which are estimated at more than $900 billion annually.

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

In addition, as a result of the negative impact the recent economic environment has had on donations, we believe the nonprofit sector has an even greater need for operational efficiencies to maximize the services they can deliver. Because of these challenges, we believe nonprofit organizations can benefit from software applications specifically designed to serve their particular needs.

The Blackbaud Solutions

We offer a broad suite of products and services that address the fundraising needs and operational challenges facing nonprofit organizations. We provide our customers with software and services that help them increase donations, reduce the overall costs of managing their businesses and build a strong sense of community while effectively managing communications with their constituents. We provide our solutions to nonprofit organizations in several ways. We offer our products on a perpetual license basis, a software-as-a-service (SaaS), or as “hosted” software offerings. We also offer a suite of analytical tools and related services that enable nonprofit organizations to extract, aggregate and analyze vast quantities of data to make better-informed operational decisions. In addition, we help our customers increase the returns on their technology investments by providing a broad range of consulting, training and professional services, as well as maintenance and technical support.

Nonprofit organizations use our products and services to increase donations

Managing the fundraising process is a critical business function for nonprofits. Our fundraising and constituent relationship management solutions allow nonprofit organizations to establish, maintain, and develop their relationships with current and prospective donors and other constituents. Our fundraising products and services enable them to use a centralized database, as well as the Internet and an array of analytical tools, to facilitate and expand their fundraising efforts. In addition, we believe our products and services help nonprofit organizations increase donations by enabling them to:

•	Solicit large numbers of potential donors;

•	Deliver personalized messages that drive constituent action;

•	Provide an easy-to-use system for sharing and using critical fundraising information;

•	Utilize our Internet-based offerings to communicate their missions and receive online donations, support online volunteer and events management, and participate in social networks; and

•	Simplify and automate business processes.

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

Our Strategy

Our objective is to maintain and extend our position as the leading provider of software and related services designed specifically for nonprofit organizations, supporting their missions from fundraising to outcomes. Key strategies for achieving this objective are to:

Achieve worldwide constituent relationship management (CRM) leadership for our Blackbaud Enterprise CRM product

We intend to extend the penetration of our Enterprise CRM product line within larger, more complex nonprofits, leveraging our expertise and experience with enterprise implementations to achieve worldwide leadership in

CRM. We believe our Enterprise CRM solution is a scalable solution designed specifically to meet the needs of mid- to large- sized organizations, bringing together disparate information such as annual and capital giving, gift planning, major giving, and volunteer systems, both online and offline, and across various chapters and programs within a given organization. With a single system of record that can be securely and efficiently shared, organizations can turn their data into timely, actionable information that increases the success of their fundraising efforts, better synchronizes campaigns across chapters and field offices, and strengthens relationships with constituents.

We believe that our existing proprietary software can form the foundation for an even wider range of solutions for nonprofit organizations. Our current products share over half of our proprietary software code and were developed using common standards and practices. We believe this shared code allows us to more cost effectively expedite the development and rollout of product offerings and updates. In addition, we are building our future product offerings on this common platform, which we anticipate will improve our ability to create new offerings efficiently and expeditiously, while allowing our customers to seamlessly collect and analyze supporter information from a variety of sources. In the future, we plan to grow our leadership position by offering pre-packaged solutions designed to appeal to an even larger group of nonprofit organizations.

Grow our worldwide customer base

We intend to expand our industry-leading customer base and enhance our market position. We have established a strong market presence with approximately 24,000 customers. We believe that the fragmented nature of the industry presents an opportunity for us to continue to increase our market penetration. We plan to achieve this by making use of our next generation solutions to continue transforming our business to Software-as-a-Service (SaaS), which should allow us to serve the whole mid-market customer segment. We also plan to streamline our sales efforts to the small market customer segment and intend to expand our direct sales efforts, especially national, enterprise and global account-focused sales teams.

We believe the United Kingdom, Canada, Australia and Netherlands as well as other international markets represent growing market opportunities for our products and services. We believe the overall market of international nonprofit organizations is changing. Donations to international nonprofit organizations are becoming increasingly important in response to reductions in governmental funding of certain activities. U.S.-based nonprofit organizations are growing their international activities and opening overseas locations. We believe the international marketplace is currently underserved and we intend to increase our presence by expanding our sales and marketing efforts. We plan to make use of our installed base of customers to sell complementary products and services, and we plan to develop and offer new products tailored to international markets, including leveraging our market leading domestic analytics solutions to develop offerings tailored specifically to meet the needs of foreign and multi-national nonprofits.

Revolutionize the customer experience

We intend to make our customers’ experience with us effective, efficient and satisfying from the initial interest in our products and services to purchase to customer support and product enhancement. We continue to evolve the manner in which we package and sell our offerings to provide higher value combined with flexibility to meet the different needs of our existing and prospective customers. One way we are accomplishing this is by increasing the number of our offerings sold under a subscription pricing model, which can make it easier for certain customers to purchase our solutions. We will continue to focus on providing the highest level of product support while continuing to enhance our existing products and develop new products and services designed to help allow our customers to more effectively achieve their missions.

Pursue strategic partnerships

We intend to continue our selective pursuit of acquisitions and to expand existing and develop new strategic partnerships to enter new markets and pursue significant untapped opportunities. We intend to develop these alliances with companies that provide us with complementary technology, customers and personnel with significant relevant experience, as well as to increase our access to additional geographic and vertical markets. We have completed significant acquisitions over the past five years both in the United States and internationally and expect to continue to do so. We are also currently involved in a number of strategic relationships which allow us to provide a wider variety of offerings and provide customers with integrated solutions, further enhancing the value of our proprietary technology. We believe that our size and our history of leadership in the nonprofit sector make us an attractive acquirer or partner for others in the industry.

Our Operating Structure

The nonprofit market is very diverse, with organizations that range from small, local charities, to large, multinational relief organizations. The needs of nonprofits can vary greatly according to their size. To better serve the wide variety of nonprofits in the market, effective January 1, 2010, we reorganized our operating structure into three operating units: Enterprise Customer Business Unit, or ECBU, General Markets Business Unit, or GMBU, and International Business Unit, or IBU.

Following is a description of each operating unit:

•

The ECBU is focused on marketing, sales, delivery and support to large and/or strategic, specifically identified named prospects and customers in North America. In addition, ECBU is focused on marketing, sales and delivery of analytic services to all prospects and customers worldwide.

•

The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America that are not specifically identified as ECBU prospects and customers.

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America.

Each operating unit contains specialized sales, services, support, marketing, and finance functions. We believe this structure allows us to be more responsive to the needs of fundamentally different customer segments and to focus on developing solutions appropriate for these unique markets while leveraging the infrastructure of our broader organization and shared technology in a cost-effective manner. It also lets us develop highly customized approaches to marketing and selling our products in the markets we serve.

Products and Services

We license software and provide various services to our customers. During 2010, we generated revenue in three reportable segments and in four geographic regions, as described in more detail in Note 14 of our consolidated financial statements.

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

Fundraising and Constituent Relationship Management

The Raiser’s Edge

The Raiser’s Edge is the leading software application specifically designed to manage nonprofit organizations’ constituent relationship management activity. It is used by more than 16,400 organizations worldwide and recently won the 2010 Campbell Award for User Satisfaction. The Raiser’s Edge enables nonprofit organizations to communicate with their constituents, manage fundraising activities, expand their development efforts and make better informed decisions through powerful segmentation, analysis and reporting capabilities. The Raiser’s Edge is highly configurable, allowing a nonprofit organization to create numerous custom views of constituent records and automate a variety of business processes. Among other things, The Raiser’s Edge allows an organization to access extensive biographical and demographic information about donors and prospects, process gifts, monitor solicitation activity, analyze data and publish reports. The Raiser’s Edge improves operational efficiency and effectiveness by reducing overall mailing costs, offering faster data entry and gift processing, supporting major donor cultivation and using the Internet to send email appeals and accept online donations. The Raiser’s Edge also integrates with Microsoft® Office® to enable users to take advantage of additional functionality.

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

eTapestry

eTapestry is a SaaS donor management and fundraising solution built specifically for smaller nonprofits. It tracks donors, prospects or alumni while managing gifts, pledges, and payments. eTapestry has been built to be operated in a hosted environment and be accessed via the Internet. This technology provides a system that is simple to maintain, costs little to operate and is intuitively easy to learn without extensive training. It offers nonprofit organizations a cost-effective way to manage donors, process gifts, create reports, accept online donations and communicate with constituents. eTapestry is free for nonprofits with a database that has less than 500 records. For organizations with more than 500 records, pricing starts as low as $37 per month.

Online Solutions

Blackbaud NetCommunity

Blackbaud NetCommunity is an Internet marketing and communications tool that enables organizations that utilize the Raiser’s Edge software to build interactive websites and manage email marketing campaigns. With Blackbaud NetCommunity, organizations can establish online communities for social networking among constituents and also provide a platform for online giving, membership purchases, event registration, and more. Because Blackbaud NetCommunity requires the Raiser’s Edge database to operate, it can only be sold with Raiser’s Edge or to existing Raiser’s Edge customers. However, Blackbaud NetCommunity, in concert with The Raiser’s Edge, does provides a single source of up-to-date constituent information across an entire organization, regardless of how individual constituents interact and communicate with the organization. We have also developed versions of Blackbaud NetCommunity with reduced functionality and lower price points to provide alternatives for nonprofit organizations of all sizes and with varied needs for Internet solutions.

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

BlackbaudNow

BlackbaudNow offers small organizations and individuals a fast and simple way to develop an online presence and begin accepting online donations. It allows our customers, with no upfront cost, to publish a simple website, accept donations, manage constituent relationships, run reports and send emails to supporters. It is free to set up and users pay a per transaction fee. A PayPal® Donate button is built into the product.

Financial Management

The Financial Edge

The Financial Edge is an accounting application designed to address the specific accounting, analytical and financial reporting needs of nonprofit organizations. It integrates with The Raiser’s Edge to simplify gift entry processing and relate information from both systems in an informative manner to eliminate redundant tasks. The Financial Edge improves the transparency and accountability of organizations by allowing them to track and report from multiple views, measure the effectiveness of programs and other initiatives, use budgets as monitoring and strategic planning tools and supervise cash flow. As a result, The Financial Edge provides nonprofit organizations with the means to help manage fiscal and fiduciary responsibility, enabling them to be more accountable to their constituents. In addition, The Financial Edge is designed specifically to meet governmental accounting and financial reporting requirements prescribed by the Financial Accounting Standards Board, or FASB, and Governmental Accounting Standards Board, or GASB.

As with The Raiser’s Edge, we have built extended applications to address the specific functional needs of our customers.

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

Blackbaud for Small Schools

Blackbaud for Small Schools is a SaaS solution designed for independent schools with less than 500 students. It includes modules to help schools with their registration process, and give parents, students and faculty secure online access to assignments, grades and other relevant school information. As a school’s needs grow and change these can be integrated with other solutions like The Raiser’s Edge and The Financial Edge.

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

General Admissions Management

Altru

Altru is an arts and cultural solution suite provided to our customers as SaaS. Altru helps general admissions arts and cultural organizations gain a clear, 360-degree view of their organization, operate more efficiently, engage and cultivate patrons and supporters, streamline external and internal communication efforts, and reduce IT costs. It contains tools for constituent and membership management, program sales, retail sales and ticketing, volunteer management, and events management. It also has sophisticated reporting functionality and tools to manage marketing, communications and fundraising.

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

Events Management

Sphere Friends Asking Friends

The Sphere Friends Asking Friends software product enables organizations to quickly and easily launch and manage online event fundraising websites. Sphere Friends Asking Friends facilitates growth in donations and participation levels by providing participants tools to become fundraisers and recruiters on behalf of nonprofit organizations. It also allows event participants to reach out to their Facebook® and Twitter® networks, expanding the fundraising and marketing potential of virtual events. It is used by organizations of all sizes and budgets to manage regional to national events.

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

Blackbaud OnDemand

The Blackbaud OnDemand provides our customers with a convenient, affordable alternative to setting up and managing Blackbaud applications on their own. Our technical team will set up and manage on an ongoing basis the hosting of one or more Blackbaud systems on our secure servers and ensure that they are accessible and current on a 24/7 basis. All that is needed to connect is a web browser. We manage everything from initial data setup through network security configuration.

Analytics services

Target Analytics

Target Analytics was formed in early 2008 by combining Blackbaud’s prospect research division with the then newly acquired Target Analysis Group. We added to the offerings further in 2008 with the P!N wealth screening service which was added with the acquisition of Kintera. Target Analytics offers a comprehensive range of products and services for nonprofit organizations’ analytics needs. These include donor acquisition and development tools, prospect research and segmentation, wealth identification and collaborative peer benchmarking. Target Analytics offers software, solutions, and services such as:

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

Payment Processing

Our products provide our customers payment processing capabilities that enable their donors to make donations and purchase goods and services using numerous payment options, including credit card and ACH checking transactions, through secure online transactions. Through our Sphere products, we provide payment processing services in which we collect funds on behalf of our customers for a processing fee. During 2010, we launched Blackbaud Merchant Services, which provides credit card processing service to our customers. Blackbaud Merchant Services is integrated into most other Blackbaud solutions. It includes a gateway, processor and a merchant account. Blackbaud Merchant Services offers one rate across all transactions types and all credit cards, which we believe is unique in the payment processing industry.

Customers

We have customers in every principal vertical market within the nonprofit industry. At the end of 2010, we had approximately 24,000 customers that range from small, local charities to healthcare and higher education organizations to the largest national health and human services organizations. No one customer accounted for more than 2% of our 2010 revenue. In addition to our 24,000 customers, at the end of 2010, we had approximately 10,000 nonprofit organizations that utilized our products and services at no charge.

Sales and Marketing

The majority of our software and related services are sold through direct sales forces. Our direct sales forces are complemented by a team of account development representatives responsible for sales lead generation and qualification. These sales and marketing professionals are located in Charleston, South Carolina, Cambridge, Massachusetts, near Indianapolis, Indiana and in San Diego, California. We also employ remote sales staff in metropolitan areas throughout the United States, the United Kingdom, Canada and Australia. As of December 31, 2010, we had 238 direct sales employees. We plan to continue expanding our direct sales force in the Americas, Europe, Australia and Asia as market demand continues to recover from the current economic environment.

Each of our three operating units contains sales teams that are focused on the needs of our different customer segments. The GMBU sales teams focus on emerging and mid-sized accounts in North America. Our ECBU sales teams focus exclusively on large, enterprise-wide accounts. The IBU sales teams focus on all accounts outside of North America. Within each operating unit, the sales force is divided into two main areas of responsibility:

•	Selling products and services to existing customers; and

•	Acquiring new customers.

Sales representatives for ECBU and IBU sell all of our products and services. In general, GMBU sales representatives handle one product line in a designated geographic area. However, sales representatives for the K-12 independent schools market, small college market and the arts and cultural market sell all of our software products. In addition, we have a group of sales engineers who support both new and existing customers in the various market segments.

We generally begin a customer relationship with the sale of one of our primary products or services, such as The Raiser’s Edge, Blackbaud Enterprise CRM or Sphere eMarketing, and then offer additional products and services to the customer as the organization’s needs increase.

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

Research and Development

We have made substantial investments in research and development and expect to continue to do so as a part of our strategy to introduce additional products and services. As of December 31, 2010, we had approximately 363 employees working on research and development. Our research and development expenses for the years ending on December 31, 2010, 2009 and 2008 were $45.5 million, $45.7 million and $38.7 million, respectively.

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

Intellectual Property and Other Proprietary Rights

To protect our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws in various jurisdictions, as well as employee and third-party nondisclosure agreements and confidentiality procedures. We have a number of registered trademarks, including “Blackbaud”, “The Raiser’s Edge” and “Blackbaud Enterprise CRM”. We have applied for additional trademarks. We currently have three active patents on our technology.

Employees

As of December 31, 2010, we had 2,065 employees, consisting of 453 in sales and marketing, 363 in research and development, 570 in consulting and professional services, 275 in customer support, 206 in subscriptions and 198 general and administrative personnel. None of our employees are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.

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

Executive Officers

The following table sets forth certain information concerning our executive officers as of December 31, 2010:

Name	Age
Marc E. Chardon	55	President and Chief Executive Officer
Timothy V. Williams	61	Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary
Charles T. Cumbaa	58	President, Enterprise Customer Business Unit
Kevin Mooney	52	President, General Markets Business Unit
Brad J. Holman	49	President, International Business Unit
Louis J. Attanasi(1)	49	Senior Vice President of Product Development
Jana B. Eggers(1)	42	Senior Vice President, Product Management and Marketing
Charles L. Longfield	54	Senior Vice President, Chief Scientist
John J. Mistretta	55	Senior Vice President of Human Resources
Heidi H. Strenck	41	Senior Vice President, Controller, Assistant Treasurer and Assistant Secretary
Gerard J. Zink	47	Senior Vice President of General Markets Business Unit Customer Support

(1)	Effective February 15, 2011, Mr. Attanasi retired from the Company and Ms. Eggers assumed the position of Senior Vice President Products and Marketing.

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

Timothy V. Williams has served as our Chief Financial Officer since January 2001, and has announced he will be retiring in 2011 once we identify his replacement. Mr. Williams is responsible for all of our financial reporting and controls, as well as human resources and legal. From January 1994 to January 2001 he served as Executive

Vice President and CFO of Mynd, Inc. (now a subsidiary of Computer Sciences Corporation), a provider of software and services to the insurance industry. Prior to that, Mr. Williams worked at Holiday Inn Worldwide, most recently as Executive Vice President and Chief Financial Officer. Mr. Williams serves on the Board of Directors of PROS Holdings, Inc., a publicly traded software development company. Mr. Williams holds a BA from the University of Northern Iowa.

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

Brad J. Holman, President of the International Business Unit, joined us in November 2010. Prior to joining Blackbaud, Mr. Holman served as Partner and Chief Commercial Officer at ATI Business Group, a Jakarta-based company that provides outsourcing and technical services to the aviation and travel sectors, from February 2010 to October 2010. Prior to that, from June 2006 to February 2010, Mr. Holman served as President of Travelport’s Asia Pacific operations, which provides information services and transaction processing to the travel industry. From July 2001 to May 2006 Mr. Holman held various senior management roles at Travelport, including Senior Vice President of airline services in Asia Pacific and Managing Director of operations in Europe, Middle East and Africa. Mr. Holman holds a BC from University of Western Australia.

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

Jana B. Eggers, our Senior Vice President of Product Management and Marketing, joined us in November 2010. Prior to joining Blackbaud, Ms. Eggers served as Chief Executive Officer of Germany-based Spreadshirt from October 2006 to November 2010. Prior to that Ms. Eggers served as Director for Intuit from April 2002 to October 2006, where she founded and led the company’s corporate Innovation Lab, which researched and designed new offerings. From March 2003 to October 2006, Ms. Eggers also served as General Manager for Intuit’s QuickBase business, serving the Fortune 100, where it became Intuit’s fastest-growing business unit. Ms. Eggers has also held executive and technology leadership positions at internationalization firm Basis Technology, American Airline’s Sabre, Los Alamos National Laboratory and several acquired start-ups. Ms. Eggers holds a BS in Mathematics and Computer Science from Hendrix College.

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

John J. Mistretta, our Senior Vice President of Human Resources, joined us in August 2005. Prior to joining us, Mr. Mistretta was an Executive Vice President of Human Resources and Alternative Businesses at National Commerce Financial Corporation from 1998 to 2005. Earlier in his career, Mr. Mistretta held various senior Human Resources positions over a thirteen year period at Citicorp. Mr. Mistretta holds a Master’s of Science in Counseling and a BA in Psychology from the State University of New York at Oswego.

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

We derive a substantial portion of our revenue from the sale of The Raiser’s Edge and Blackbaud Enterprise CRM, and other products that help customers manage constituent relationships and related services, and revenue from these products and related services is expected to continue to account for a substantial portion of our total revenue for the foreseeable future. For example, revenue from the sale of The Raiser’s Edge and related services represented approximately 38%, 38% and 45% of our total revenue in 2010, 2009 and 2008, respectively. Revenue from the sale of Blackbaud Enterprise CRM and related services represented approximately 6%, 4% and 2%, of our total revenue in 2010, 2009 and 2008, respectively. Because we generally sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, we frequently sell The Raiser’s Edge or similar products to new customers and then attempt to generate incremental revenue from the sale of additional products and services. If demand for The Raiser’s Edge, Blackbaud Enterprise CRM or similar products declines significantly, our business would suffer.

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

Potential customers, particularly our larger enterprise-wide clients, generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them as to the value of our software and services. Sales of our software products to these larger customers often require an extensive education and marketing effort. We could expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Historically, our software product sales cycle averages approximately two months for sales to existing customers and from six to nine months for sales to new customers and large enterprise-wide sales. Recently, we have experienced longer sales cycle times, delays and postponements of purchasing decisions by our current and prospective customers as a result of challenges posed upon nonprofit organizations by the weak economic environment. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:

•	our customers’ budgetary constraints;

•	the timing of our clients’ budget cycles and approval processes;

•	the impact of the macroeconomic environment on our customers;

•	our clients’ willingness to replace their current methods or software solutions;

•	our need to educate potential customers about the uses and benefits of our products and services; and

•	the timing and expiration of our clients’ current license agreements or outsourcing agreements for similar services.

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

The implementation of our products and services, particularly in our large Enterprise CRM engagements, frequently involves complex configuration, business process reengineering and system interfaces and can extend for a year or more. Our Enterprise CRM product offering is relatively new and we may not have historical experience with unanticipated implementation challenges or complexities that could arise in these engagements. Further, these projects typically are heavily dependent on customer participation, communication and timely responsiveness throughout the implementation cycle. As the complexity of these engagements increase, our revenues and profitability could suffer from delays in project completion and having to perform unplanned incremental services at rates substantially below our normal hourly rates or make investments in the form of non-billable service hours. If we are unsuccessful in implementing our products or if we experience delays, it could have a material adverse effect on our profitability and the timing and predictability of our revenue.

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

Our business model is highly dependent on the success of our efforts to sell additional products and services to our existing customers. Many of our customers initially make a purchase of only one or a limited number of our products or only for a single department within their organization. These customers might choose not to expand their use of or make additional purchases of our products and services. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or even decrease. In addition, as we deploy new applications and features for our existing products or introduce new products and services, our current customers could choose not to purchase these new offerings.

The offering of our products on a subscription basis is evolving and demand by our customers for these offerings is increasing. Our failure to manage its evolution and demand could lead to lower than expected revenues and profits.

In recent years, much of our revenue growth has been derived from increased subscription offerings, including SaaS. This business model depends heavily on achieving economies of scale because the initial upfront investment is costly and the associated revenue is recognized on a ratable basis. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and demand for the subscription software pricing models, then our business and operating results could be adversely affected.

Defects, delays or interruptions in our SaaS and hosting services could diminish demand for these services and subject us to substantial liability.

We currently utilize data centers hosting facilities to provide SaaS and hosting services to our customers. Any damage to, or failure of, our data center systems generally could result in interruptions in service to our customers. Because our SaaS, Internet-based and hosting service offerings are complex, and we have incorporated a variety of new computer hardware and software at the data centers, our services might have errors or defects that users identify after they begin using our services. This could result in unanticipated downtime for our customers and harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our Internet-based services and new errors might again be detected in the future. In addition, our customers might use our Internet-based offerings in unanticipated ways that cause a disruption in service for other customers attempting to access their data.

Because our customers use these services for important aspects of their business, any defects, delays or disruptions in service or other performance problems with our services could hurt our reputation and damage our customers’ businesses. If that occurs, customers could elect to cancel their service, or delay or withhold payment to us, we could lose future sales or customers might make claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. Any of these could harm our business and our reputation.

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

If the security of our software is breached, we fail to securely collect, store and transmit customer information, or we fail to safeguard confidential donor data our products and services might be perceived as not being secure and our reputation and business could suffer.

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

Governments in some jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. This legislation could reduce the demand for our software products if we fail to design or enhance our products to enable our customers to comply with the privacy and security measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer data privacy legislation. For example, we might be subject to the privacy provisions of the Health Insurance Portability and Accountability Act of 1996 and the Gramm-Leach-Bliley Act and related regulations. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. If we or our customers were found to be subject to and in violation of any of these laws or other data privacy laws or regulations, our business would suffer and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and our customers and make it more difficult for donors to make online donations.

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

Our subscription and services revenue produces substantially lower gross margins than our license revenue, and changes in the relative mix of these and other sources of revenue could negatively affect our overall gross margins.

Our subscription revenue, which includes fees for providing access to hosted applications, application hosting services and access to certain data services and our online subscription training offerings, has experienced the largest percentage revenue growth over the last three years. Subscription revenue was approximately 25%, 24% and 16% of our revenue for 2010, 2009 and 2008, respectively. Our subscription revenue has substantially lower gross margins than our product license revenue. A continued increase in the percentage of total revenue represented by subscription revenue could adversely affect our overall gross margins and operating results if we are unable to achieve economies of scale in our subscription based offerings. Additionally, if nonprofits in general, and specifically our customers and prospects, desire to adopt our subscription offerings much more rapidly than we currently anticipate and we are unable to respond in a timely fashion, we could encounter significant effects to our business, including substantial capital expenditures, reduction in profitability, decrease in revenue growth and/or we could become potentially less competitive, resulting in a loss of market share.

Our services revenue, which includes fees for consulting, implementation, training, data and technical services and analytics, was approximately 27%, 28% and 33% of our revenue for 2010, 2009 and 2008, respectively. Our services revenue has substantially lower gross margins than our product license revenue and has decreased to 29% in 2010 from 33% and 39% in 2009 and 2008, respectively. An increase in the percentage of total revenue represented by services revenue without an improvement in services margin could adversely affect our operating results.

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

For example, revenue from our training services, which represented 14%, 17% and 22% of our total services revenue during 2010, 2009 and 2008, respectively, has recently experienced a decrease in demand because existing and prospective customers have been experiencing budgetary constraints resulting from the challenges posed by the overall economic environment. The training services revenue typically has a higher gross margin than other services revenue. A continued decrease in the demand for training services could continue to adversely affect our profitability and operating results.

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

Our quarterly revenue and results of operations are difficult to forecast. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful and that such comparisons might not be accurate indicators of future performance. The reasons for these fluctuations include but are not limited to:

•	the size and timing of sales of our software, including the relatively long sales cycles associated with many of our larger software sales;

•	budget and spending decisions by our customers;

•	the degree of judgment required to estimate large consulting service engagements;

•	scheduling considerations by our customers as they impact the delivery of purchased services;

•	utilization of our professional services personnel;

•	market acceptance of new products we release;

•	market acceptance of products we acquire;

•	the amount and timing of operating costs related to the expansion of our business, operations and infrastructure;

•	changes in our pricing policies or our competitors’ pricing policies;

•	seasonality in our revenue;

•	general economic conditions; and

•	costs related to acquisitions of technologies or businesses.

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

Our market is fragmented, competitive and rapidly evolving and there are limited barriers to entry for some aspects of this market. We mainly face competition from four sources:

•	software developers offering specialized products designed to address specific needs of nonprofit organizations, some of which are sold with subscription pricing;

•	providers of traditional, less automated fundraising services such as services that support traditional direct mail campaigns, special events fundraising, telemarketing and personal solicitations;

•	custom-developed products created either internally or outsourced to custom service providers; and

•	software developers offering general products not designed to address specific needs of nonprofit organizations.

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

The software industry is characterized by technological change, evolving industry standards in hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products encompassing new technologies can render existing products obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to continue to enhance existing products and develop and introduce in a timely manner or acquire new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. There is no assurance that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Further, there can be no assurance that the products, capabilities or technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we are unable to develop or acquire on a timely and cost-effective basis new software products or enhancements to existing products or if such new products or enhancements do not achieve market acceptance, our business, results of operations and financial condition may be materially adversely affected.

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

We currently have operations in Canada, United Kingdom, Netherlands, Australia and Asia, and we intend to expand further into international markets. We have limited experience in international operations and might not be able to compete effectively in international markets. Our international offices generated revenues of approximately $44.2 million, $39.7 million and $40.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Accordingly, international revenue increased 11.4% and decreased 1.5% in 2010 and 2009, respectively. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors.

If we are unable to grow our international operations in a cost effective and timely manner, our business and operating results could be harmed. Doing business internationally involves additional risks that could harm our operating results, including:

•	difficulties associated with and costs of staffing and managing international operations;

•	differing technology standards;

•	difficulties in collecting accounts receivable and longer collection periods;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	imposition of currency exchange controls;

•	potentially adverse tax consequences;

•	reduced protection for intellectual property rights in certain countries;

•	dependence on local vendors;

•	protectionist laws and business practices that favor local competition;

•	compliance with multiple conflicting and changing governmental laws and regulations;

•	seasonal reductions in business activity specific to certain markets;

•	longer sales cycles;

•	restrictions on repatriation of earnings or new taxation thereon;

•	differing labor regulations;

•	restrictive privacy regulations in different countries, particularly in the European Union;

•	restrictions on the export of technologies such as data security and encryption; and

•	import and export restrictions and tariffs.

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

At December 31, 2010 we had no borrowings under our revolving credit facility; however, we may draw on our revolving credit facility from time to time to help us meet our short-term financial needs. Our revolving credit facility contains restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, repurchase stock and enter into transactions with affiliates. There can be no assurance that we will be able to remain in compliance with the covenants to which we are subject in the future and, if we fail to do so, that we will be able to obtain waivers from our lenders or amend the covenants.

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

If we are unable to successfully renew our credit facility we might not be able to meet our short-term liquidity needs.

Our credit facility matures in July 2012. From time to time we have drawn upon our credit facility to meet short-term financial needs, such as business acquisitions and purchase of common stock under our repurchase program. If we are unable to successful renew or extend the maturity of our credit facility, there could be a material adverse effect on our ability to operate.

We have recorded a significant deferred tax asset, and we might never realize the full value of our deferred tax asset, which would result in a charge against our earnings.

In connection with the initial acquisition of our common stock as part of our recapitalization in 1999, we recorded approximately $107.0 million as a deferred tax asset. Our deferred tax asset balance of $49.8 million, of which $28.4 million relates to our 1999 recapitalization, was approximately 15% of our total assets as of December 31, 2010.

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

Included in our deferred tax asset balance is $16.2 million related to federal net operating loss carryforwards, which is approximately 5% of our total assets at December 31, 2010. Our federal net operating loss carryforwards are subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors under Section 382 of the Internal Revenue Code. If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration, which would have an adverse affect our future cash flow, financial condition and results of operations.

We might face challenges in integrating our recent acquisitions and, as a result, might not realize the expected benefits of these acquisitions.

We have completed significant acquisitions over the past five years. Managing and integrating the operations and personnel of an acquired company can be a complex process. The integration might not be completed rapidly or achieve the anticipated benefits of the acquisition. The successful integration of the acquired companies will require, among other things, coordination of various departments, including product development, engineering, sales and marketing and finance. Further, a successful integration of the acquired companies internal control structure will be required. The diversion of the attention of management and any difficulties encountered in this process could cause the disruption of, or a loss of momentum in, sales or product development. The inability to successfully integrate the operations and personnel of our recently acquired companies, or any significant delay in achieving integration, could have a material adverse effect on our business and on the market price of our common stock.

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

We are subject, not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to electronic commerce and other regulations. Although there are currently few such laws and regulations, state, federal and foreign governments may adopt laws and regulations applicable to our business. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance. If such a decline occurs, companies may decide in the future not to use our products and services. Any new laws or regulations in the following areas could affect our business:

•	user privacy;

•	the pricing and taxation of goods and services offered over the Internet;

•	taxation of foreign earnings;

•	the content of websites;

•	copyrights;

•	consumer protection, including the potential application of “do not call” registry requirements on our customers and consumer backlash in general to direct marketing efforts of our customers;

•	the online distribution of specific material or content over the Internet; and

•	the characteristics and quality of products and services offered over the Internet.

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

We depend on our principal executive offices and other facilities for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks and natural disasters such as earthquakes, which our San Diego operations in particular might experience, and hurricanes, which have been known to threaten Charleston, where our headquarters are, could disrupt our operations. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.

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

Item 4. REMOVED AND RESERVED

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

Blackbaud quarterly high and low stock prices

	High	Low
Fiscal year ended December 31, 2010
First quarter	$26.33	$21.17
Second quarter	26.87	21.39
Third quarter	24.61	20.82
Fourth quarter	28.31	23.81

Fiscal year ended December 31, 2009
First quarter	$13.43	$9.15
Second quarter	15.77	12.35
Third quarter	24.40	13.52
Fourth quarter	24.43	21.18

As of February 15, 2011, there were 209 stockholders of record and approximately 15,000 beneficial owners of our common stock. On February 15, 2011, the closing price of our common stock was $26.41.

Stock performance graph

The following performance graph compares the performance of our common stock to the Center for Research in Security Prices (CRSP) Total Market Return Index for the NASDAQ Stock Market and to a peer group industry index based on the standard industrial code for computer programming, data processing and other computer-related services. The graph covers the most recent five-year period ending December 31, 2010. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2005, and that all dividends are reinvested. We paid quarterly dividends at an annual rate of $0.44, $0.40, $0.40 and $0.34 per share for the years ending December 31, 2010, 2009, 2008 and 2007, respectively.

	12/30/2005	12/29/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Blackbaud Common Stock	$100.00	$152.56	$164.57	$79.34	$140.41	$152.10
CRSP Total Market Return Index	$100.00	$109.87	$119.13	$57.46	$82.53	$97.97
Peer Group	$100.00	$112.28	$137.20	$78.97	$129.07	$146.61

Issuer purchases of issuer securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, October 1, 2010				$50,000
October 1, 2010 through October 31, 2010	—	$—	—	$50,000
November 1, 2010 through November 30, 2010	139,682	$26.68	—	$50,000
December 1, 2010 through December 31, 2010	195	$27.08	—	$50,000
Total	141,004	$22.10	—	$50,000
(1)	During the period of October 1, 2010 through December 31, 2010, there were no shares repurchased. The shares in the table represent shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock and exercise of stock appreciation rights during the period.

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

In accordance with this dividend policy, we paid quarterly dividends at an annual rate of $0.44 and $0.40 per share in 2010 and 2009, respectively, resulting in an aggregate dividend payment to stockholders of $19.5 million and $17.7 million in 2010 and 2009, respectively. In February 2011, our Board of Directors approved an annual dividend rate of $0.48 per share for 2011. We declared a first quarter dividend of $0.12 per share payable on March 15, 2011 to stockholders of record on February 28, 2011, and currently intend to pay quarterly dividends at an annual rate of $0.48 per share of common stock for each of the remaining fiscal quarters in 2011. Dividends at this rate would total approximately $21.1 million in the aggregate on the common stock in 2011 (assuming 44.0 million shares of common stock are outstanding, net of treasury stock).

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

Assumptions and considerations

We estimate that the cash necessary to fund dividends on our common stock for 2011 at an annual rate of $0.48 per share is approximately $21.1 million (assuming 44.0 million shares of common stock are outstanding, net of treasury stock).

In August 2010, our Board of Directors approved a new stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. The prior program was terminated on July 31, 2010 with a remaining balance at that time of $8.2 million. The new program does not have an expiration date. The shares could be purchased in conjunction with a public offering of our stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. Any open market purchases under the repurchase program will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. We might not purchase any additional shares of common stock and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, to cancel the stock repurchase program.

We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2011, including dividends and purchases under our stock repurchase program. See “Management’s discussion and analysis of financial conditions and results of operations—Liquidity and capital resources” in this report.

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

We have estimated our dividend only for 2011, and we cannot assure our stockholders that during or following such periods that we will pay dividends at the estimated levels, or at all. We are not required to pay dividends and our Board of Directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our Board of Directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Indeed, over time our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.

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

Restrictions on payment of dividends

Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2010, we had $28.0 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2011 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2011, our Board of Directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included elsewhere in this report. The following data, insofar as it relates to each of the years ended December 31, 2010, 2009 and 2008, has been derived from the audited annual financial statements, including the consolidated balance sheets at December 31, 2010 and 2009 and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for the three years ended December 31, 2010, 2009 and 2008 and notes thereto appearing elsewhere herein. The following data, insofar as it relates to each of the years ended December 31, 2007 and 2006 and the consolidated balance sheet as of December 31, 2008, 2007 and 2006 are derived from audited financial statements not included in this report.

As described in Note 2 of the consolidated financial statements included in this annual report, we made business acquisitions which could affect the comparability of the information presented.

	Years ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Consolidated statements of operations data:
Revenue
License fees	$23,719	$25,392	$35,932	$37,569	$32,500
Services	89,585	87,834	100,824	91,376	61,242
Maintenance	124,562	116,476	107,304	94,602	80,893
Subscriptions	82,516	72,898	49,705	25,389	10,605
Other revenue	6,712	6,738	8,730	8,102	6,140

Total revenue	327,094	309,338	302,495	257,038	191,380

Cost of revenue
Cost of license fees	2,880	3,582	3,316	2,870	2,260
Cost of services(1)	66,632	61,713	63,960	54,908	33,717
Cost of maintenance(1)	24,091	21,364	20,185	17,119	13,225
Cost of subscriptions(1)	31,109	28,183	20,587	10,306	2,360
Cost of other revenue	7,103	6,098	8,368	7,274	5,709

Total cost of revenue	131,815	120,940	116,416	92,477	57,271

Gross profit	195,279	188,398	186,079	164,561	134,109
Operating expenses
Sales and marketing(1)	70,186	62,796	65,185	56,994	41,405
Research and development(1)	45,527	45,662	38,708	28,525	23,118
General and administrative(1)	32,471	33,380	34,072	26,144	21,757
Amortization	798	768	713	491	699

Total operating expenses	148,982	142,606	138,678	112,154	86,979

Income from operations	46,297	45,792	47,401	52,407	47,130
Interest income	84	637	526	813	1,584
Interest expense	(74)	(962)	(1,526)	(1,164)	(48)
Other (expense) income, net	(127)	220	(194)	(503)	(238)

Income before provision for income taxes	46,180	45,687	46,207	51,553	48,428
Income tax provision	16,375	17,240	16,329	19,829	18,275

Net income	$29,805	$28,447	$29,878	$31,724	$30,153

Earnings per share
Basic	$0.69	$0.67	$0.70	$0.73	$0.70
Diluted	$0.68	$0.65	$0.68	$0.71	$0.68
Common shares and equivalents outstanding
Basic weighted average shares	43,145	42,771	42,959	43,619	43,320
Diluted weighted average shares	43,876	43,600	43,959	44,595	44,668
Dividends per share	$0.44	$0.40	$0.40	$0.34	$0.28

	Years ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Summary of stock-based compensation:
Cost of services	$1,742	$1,433	$1,442	$627	$531
Cost of maintenance	814	750	534	234	117
Cost of subscriptions	392	387	283	274	19

Total included in cost of revenue	2,948	2,570	2,259	1,135	667

Sales and marketing	1,366	1,605	1,607	831	813
Research and development	2,844	2,944	2,396	1,219	746
General and administrative	5,901	5,168	5,823	3,749	5,174

Total included in operating expenses	10,111	9,717	9,826	5,799	6,733

Total stock-based compensation	$13,059	$12,287	$12,085	$6,934	$7,400

(1)	Includes stock-based compensation as set forth in tabular summary of stock-based compensation for all periods presented.

	December 31,
(in thousands)	2010	2009	2008	2007	2006
Consolidated balance sheet data:
Cash and cash equivalents	$27,974	$22,769	$16,361	$14,775	$67,783
Deferred tax asset, including current portion	49,803	61,298	71,620	53,972	67,620
Working (deficit) capital	(52,565)	(70,485)	(109,962)	(46,977)	14,125
Total assets	328,091	304,229	313,886	237,694	195,009
Deferred revenue	148,049	135,584	119,640	96,100	76,952
Total liabilities	205,032	188,123	223,378	124,591	99,651
Common stock	53	52	51	50	49
Additional paid-in capital	158,419	134,726	116,846	105,687	88,409
Total stockholders’ equity	$123,059	$116,106	$90,508	$113,103	$95,358

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

Executive summary

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. At the end of 2010, we had approximately 24,000 active customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

Overall, revenue in 2010 increased 6% compared to 2009. When removing the impact of foreign currency translation, revenue increased by 5% when comparing 2010 to 2009. This increase was principally the result of continued growth in our recurring revenue, which is comprised of maintenance and subscription offerings and represents 63% of our revenue on a combined basis. The growth in maintenance revenue is principally driven by maintaining high renewal rates, new maintenance contracts associated with new license arrangements and existing client increases. The growth in subscription revenue is principally attributable to increased demand for our hosting services, online fundraising and data management offerings and the shift in our business towards hosted solutions. Revenue associated with our core perpetual license offerings and related services has decreased in 2010 when compared to 2009 as a result of the continuing decreases in sales of our perpetual license offerings to the mid-market customer base, which is principally the result of customers opting to purchase our solutions under alternative packing with more flexible subscription-based pricing. We believe this trend will continue in the future.

Income from operations for 2010 increased by $0.5 million compared to 2009. The increase in income from operations is primarily attributable to the increase in maintenance and subscription gross profit which is driven by the continued strong retention rate of our solutions that are offered under recurring revenue arrangements and the scalability of our infrastructure that supports these offerings. A reduction in general and administrative expenses also contributed to the increase in income from operations. General and administrative expenses decreased primarily as a result of decreases in human resource costs resulting from consolidation and centralization efforts of our accounting function in the second half of 2009 and first quarter of 2010.

We ended 2010 with cash and cash equivalents totaling $28.0 million and no outstanding borrowings on our credit facility. During 2010, we generated $55.9 million in cash flow from operations, which we used to purchase $22.6 million of treasury stock, pay $19.5 million in dividends and purchase $10.8 million of equipment.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

The pace and impact of economic recovery on the nonprofit market remains uncertain and, consequently, we expect that our operating environment will continue to be challenging in 2011 as existing and prospective customers remain cautious in their expenditure decisions. Notwithstanding these conditions, we remain focused on execution, investing in our key growth initiatives and strengthening our leadership position. To the extent our operating results continue to be challenged by a weakened economic environment, we will focus on controlling and, as necessary, reducing costs and expenses of our operations to achieve our targeted level of profitability.

Consolidated statements of operations, percent of revenue

	Years ended December 31,
	2010	2009	2008
Revenue
License fees	7.2%	8.2%	11.9%
Services	27.4	28.4	33.3
Maintenance	38.1	37.7	35.5
Subscriptions	25.2	23.5	16.4
Other revenue	2.1	2.2	2.9

Total revenue	100.0%	100.0%	100.0%

Cost of revenue
Cost of license fees	0.9	1.1	1.1
Cost of services	20.4	20.0	21.1
Cost of maintenance	7.3	6.9	6.7
Cost of subscriptions	9.5	9.1	6.8
Cost of other revenue	2.2	2.0	2.8

Total cost of revenue	40.3	39.1	38.5

Gross profit	59.7	60.9	61.5

Operating expenses
Sales and marketing	21.5	20.3	21.5
Research and development	13.9	14.8	12.8
General and administrative	9.9	10.8	11.3
Amortization	0.2	0.2	0.2

Total operating expenses	45.5	46.1	45.8

Income from operations	14.1	14.8	15.7
Interest income	0.0	0.2	0.2
Interest expense	(0.0)	(0.3)	(0.5)
Other (expense) income, net	(0.0)	0.1	(0.1)

Income before provision for income taxes	14.1	14.8	15.3
Income tax provision	5.0	5.6	5.4

Net income	9.1%	9.2%	9.9%

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Results of operations

Comparison of the years ended December 31, 2010, 2009 and 2008

During 2010, 2009 and 2008, we acquired companies that provided us with a strategic opportunity to expand our share of the nonprofit market through the integration of complimentary products and services to serve the changing needs of our customers and, in the case of RLC, to expand into the Netherlands and other Western European markets. Following are the companies we acquired during 2010, 2009 and 2008 and their respective acquisition date:

•	Kintera, Inc. (referred to as Kintera)—July 8, 2008;

•	RLC Customer Centric Technology B.V. (referred to as RLC)—April 29, 2009;

•	Target America, Inc. (referred to as Target America)—May 12, 2010; and

•	NOZA, Inc. (referred to as NOZA)—October 1, 2010.

The results of operations of the acquired companies are included in our consolidated results of operations from the dates of their respective acquisition as noted above, which impacts the comparability of our results of operations when comparing 2010 to 2009 and 2009 to 2008. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our results of operations due to the inclusion of the acquired companies for only a partial year in the year of acquisition and a full year in the subsequent year.

Revenue

The table below compares revenue from our statement of operations for the years ended December 31, 2010, 2009 and 2008.

	Years ended December 31,			2010 versus 2009		2009 versus 2008
(in millions)	2010	2009	2008	Change	% Change	Change	% Change

License fees	$23.7	$25.4	$35.9	$(1.7)	(7)%	$(10.5)	(29)%
Services	89.6	87.8	100.8	1.8	2%	(13.0)	(13)%
Maintenance	124.6	116.5	107.3	8.1	7%	9.2	9%
Subscriptions	82.5	72.9	49.7	9.6	13%	23.2	47%
Other	6.7	6.7	8.8	—	0%	(2.1)	(24)%

Total revenue	$327.1	$309.3	$302.5	$17.8	6%	$6.8	2%

Total revenue increased $17.8 million, or 6%, in 2010 compared to 2009. The increase in revenue is primarily attributable to growth in our subscription and maintenance revenue. The increase in subscription revenue is primarily attributable to an increase in demand for our hosted offerings, hosting services, online fundraising and data management offerings. This increase has been driven, in part, by the ongoing evolution of our product offerings from a license-based to subscription-based business model. The increase in maintenance revenue is attributable to new maintenance contracts associated with new license agreements sold over the last twelve months and increases in contracts with existing customers in 2010. Services revenue growth is primarily due to an increase in demand for consulting services associated with our Blackbaud Enterprise CRM offering and online fundraising offerings. These increases are offset by a decrease in license fees which is principally attributable to a smaller contribution in 2010 from Blackbaud Enterprise CRM perpetual license arrangements with upfront revenue recognition. Additionally, we continue to experience a shift in our customers’ buying preference away from perpetual license towards hosted solutions.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Total revenue increased $6.8 million, or 2%, in 2009 compared to 2008. The increase in revenue is primarily due to growth in subscription revenue as a result of the acquisition of Kintera and an increase in demand for our hosting services and online data services. The growth in revenue from our subscription offerings is also a result of the ongoing evolution of our product offerings from license-based to subscription-based business model. Maintenance revenue increased due to additional revenue from new maintenance contracts associated with new license agreements and increases in contracts with existing clients. The increase in subscriptions and maintenance revenue was partially offset by decreases in license fees and services revenue. The decreases in license fees and services revenue are principally attributable to the delays and postponements of purchasing decisions by our existing and prospective customers resulting from the weak economic environment.

Operating results

The operating results analyzed below are presented on a non-GAAP basis: the results exclude the impact of stock-based compensation expense, amortization of intangibles arising from business combinations and an acquisition-related expense incurred in connection with a 2010 acquisition because, in managing our operations, we believe that the exclusion of these costs allows us to better understand and manage our operating expenses and cash needs. These excluded costs are analyzed separately following the discussion of operating expenses.

License fees

	Years ended December 31,			2010 versus 2009		2009 versus 2008
(in millions)	2010	2009	2008	Change	% Change	Change	% Change

License fee revenue	$23.7	$25.4	$35.9	$(1.7)	(7)%	$(10.5)	(29)%
Controllable cost of license fees	2.4	3.2	3.1	(0.8)	(25)%	0.1	3%

License fee gross profit	$21.3	$22.2	$32.8	$(0.9)	(4)%	$(10.6)	(32)%

License fee gross margin	90%	87%	91%

Revenue from license fees is derived from the sale of our software products, under a perpetual license agreement. We continue to experience longer sales cycle times, delays and postponements of purchasing decisions and overall caution exercised by existing and prospective customers as a result of continued challenges posed by the weak economic environment. In addition, we are increasingly experiencing a shift in our customers’ buying preference away from solutions offered under perpetual license arrangements towards subscription-based hosted applications. During 2010, revenue from license fees to existing customers increased $0.9 million and sales to new customers decreased by $2.6 million. The decrease in license fees is largely the result of a smaller contribution in 2010 from Blackbaud Enterprise CRM sales with upfront revenue recognition when compared with 2009.

During 2009, revenue from license fees to new customers decreased $4.2 million and sales to existing clients decreased by $6.3 million as compared with 2008. Within these amounts, license revenue increased related to our Blackbaud Enterprise CRM offering grew by $3.7 million.

Controllable cost of license fees is principally comprised of third-party software royalties and variable reseller commissions. The decrease in cost of license fees in 2010 compared to 2009 is primarily attributable to lower third-party software royalty costs which is directly the result of the reduction in sales of perpetual licenses in 2010 when compared with 2009.

The increase in cost of license fees for 2009 when compared to 2008 is primarily attributable to a shift in the mix of license fee revenue toward products with higher third-party software royalty costs.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

The increase in license fee gross margin in 2010 compared to 2009 is the result of a change in the mix of products sold. During 2010, we sold fewer products that have third-party software royalty costs associated with them. The decrease in license fee gross margin in 2009 compared to 2008 is the result of a higher third-party software royalty costs.

Services

	Years ended December 31,			2010 versus 2009		2009 versus 2008
(in millions)	2010	2009	2008	Change	% Change	Change	% Change

Services revenue	$89.6	$87.8	$100.8	$1.8	2%	$(13.0)	(13)%
Controllable cost of services	63.5	58.9	61.2	4.6	8%	(2.3)	(4)%

Services gross profit	$26.1	$28.9	$39.6	$(2.8)	(10)%	$(10.7)	(27)%

Services gross margin	29%	33%	39%

Services revenue consists of consulting, installation, implementation, education and analytic services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities. Analytic services are comprised of donor prospect research, selling lists of potential donors, benchmarking studies and data modeling services. These services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product enables organizations to more effectively target their fundraising activities. We recognize services revenue attributable to consulting services for implementation of our hosted applications and subscription offerings ratably over the service period. We also recognize the direct and incremental costs associated with consulting services revenue ratably over the service period. However, we continue to expense indirect costs in the period the implementation service is provided.

The increase in services revenue during 2010 when compared to 2009 is principally attributable to an increase in consulting services revenue of $3.5 million and analytic services of $0.3 million, partially offset by a decrease in education services revenue of $2.0 million. The rates we charge for our education and analytic service offerings have remained relatively constant year over year and, as such, the change in revenue is principally the result of an increase in the volume of services provided. The increase in volume of consulting services provided is largely due to an increase in the demand for consulting services associated with our Blackbaud Enterprise CRM offering and our internet based fundraising offerings. This increase in consulting services revenue resulting from an increase in volume was partially offset by an increase in our investment, in the form of non-billable implementation hours, in early adopters of our Blackbaud Enterprise CRM offering and a reduction in the rates we charge as a result of a higher level of discounts on the consulting services provided during 2010 compared to 2009.

The decrease in services revenue during 2009 when compared to 2008 is principally attributable to a decrease in consulting services revenue of $5.5 million and education services revenue of $6.9 million. Also, analytic services revenue decreased by $0.6 million during 2009 when compared to 2008. The inclusion of Kintera for a full year in 2009 compared to a partial year in 2008 accounted for an increase of $2.2 million in services revenue. Also, included in services revenue in 2009 is $0.7 million of revenue attributable to RLC. Excluding the impact of Kintera and RLC, services revenue decreased $15.8 million. This decrease in revenue is principally the result of decreased volume of consulting, installation and implementation services delivered for our core software products and decreased demand for training and analytic services as existing and prospective customers continued to experience budgetary constraints associated with the challenges posed by the overall economic

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

environment. To a lesser extent, the decrease in revenue is attributable to a reduction in the rates we charge as a result of a higher level of discounts on our service offerings during 2009 compared to 2008. These decreases were partially offset by an increase of $4.6 million in consulting services associated with our Enterprise CRM product offering and our internet-based products.

Controllable cost of services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals, other costs incurred in providing consulting, installation and implementation services and customer training, data expense incurred to perform analytic services and an allocation of depreciation, facilities and IT support costs.

The increase in cost of services of $4.6 million in 2010 when compared to 2009 is primarily attributable to an increase in human resource costs of $3.7 million and third-party contractor costs of $1.8 million, partially offset by a decrease in training-related and data expense of $0.7 million. The increase in human resource costs and third-party contractor costs is principally attributable to the need for additional resource capacity to meet the increasing consulting services demands of our customers.

The decrease in cost of services of $2.3 million in 2009 when compared to 2008 is primarily attributable to a reduction in travel-related expenses and recruiting and other costs of $5.0 million and a reduction of $0.5 million of data expense, partially offset by an increase in human resource costs of $3.2 million. The increase in human resource costs is the result of additional headcount attributable to Kintera and RLC.

The services gross margin decreased in 2010 compared to 2009 primarily as a result of investments made in the form of non-billable implementation hours for the benefit of early adopters of our Blackbaud Enterprise CRM offering and additional headcount to meet the increasing consulting services demands of our customers.

The services gross margin decreased in 2009 compared to 2008 principally due to the decrease in demand for consulting and education services while the cost of consulting and education services decreased at a slower rate. Cost of consulting and education services decreased at a slower rate than the associated revenue principally due to maintaining resource capacity for the increase in services associated with our Enterprise CRM product offerings and the expected increase demand for our services when the economic environment improves.

Maintenance

	Years ended December 31,			2010 versus 2009		2009 versus 2008
(in millions)	2010	2009	2008	Change	% Change	Change	% Change

Maintenance revenue	$124.6	$116.5	$107.3	$8.1	7%	$9.2	9%
Controllable cost of maintenance	22.0	19.3	18.7	2.7	14%	0.6	3%

Maintenance gross profit	$102.6	$97.2	$88.6	$5.4	6%	$8.6	10%

Maintenance gross margin	82%	83%	83%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. During 2010, the increase in maintenance revenue of $8.1 million is principally comprised of $8.9 million of maintenance from new customers associated with new license agreements and increases in contracts with existing customers and $3.3 million from maintenance contract inflationary rate adjustments, offset by $4.1 million from maintenance contracts that were not renewed.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

During 2009, maintenance revenue increased $9.2 million. The inclusion of Kintera for a full year in 2009 compared to a partial year in 2008 accounted for $2.8 million of the increase in maintenance revenue. Included in maintenance revenue in 2009 is $0.6 million of revenue attributable to RLC. Excluding the impact of the acquisitions of Kintera and RLC, maintenance revenue increased $5.8 million in 2009, which is principally comprised of $7.3 million of maintenance from new customers associated with new license agreements and increases in contracts with existing customers and $4.0 million from maintenance contract inflationary rate adjustments, offset by $5.5 million from maintenance contracts that were not renewed.

Controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs, an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers. The increase in cost of maintenance in 2010 when compared to 2009 is principally attributable to an increase in third-party royalty costs of $1.5 million and human resource costs of $1.2 million. The increase in third-party royalty costs is attributable to increases in maintenance contracts with new and existing customers for software products which include third-party software arrangements. Human resource costs increased due to salary merit increases and an increase in headcount associated with the continued growth in our customer support function commensurate with maintenance revenue growth.

The increase in cost of maintenance in 2009 when compared to 2008 is the result of an increase in human resources costs primarily attributable to headcount associated with Kintera.

The decrease in maintenance gross margin in 2010 is due to existing client maintenance increases for software products which include third-party royalty costs and the increasing diversity and complexity of our product offerings. The maintenance gross margin remained unchanged during 2009.

Subscriptions

(in millions)	Years ended December 31,			2010 versus 2009		2009 versus 2008
	2010	2009	2008	Change	% Change	Change	% Change

Subscriptions revenue	$82.5	$72.9	$49.7	$9.6	13%	$23.2	47%
Controllable cost of subscriptions	27.7	24.6	17.6	3.1	13%	7.0	40%

Subscriptions gross profit	$54.8	$48.3	$32.1	$6.5	13%	$16.2	50%

Subscriptions gross margin	66%	66%	65%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, and variable transaction fees associated with the use of our products to fundraise online. We continue to experience growth in our hosted applications business and are increasingly experiencing a shift in our customers’ buying preference away from perpetual licenses towards subscription based-offerings. Additionally, revenue from our hosting services continues to increase as demand for these services continues to grow from both our existing and new perpetual license customers. The increase in subscription revenue of $9.6 million during 2010 is principally attributable to the increase in demand for online fundraising offerings, data management offerings and hosting services.

Subscriptions revenue increased $23.2 million during 2009 when compared to 2008. The inclusion of Kintera for a full year in 2009 compared to a partial year in 2008 accounted for $11.7 million of the increase in subscriptions revenue. Excluding the impact of the acquisition of Kintera, growth in subscriptions revenue is primarily due to the continued increase in demand for hosted applications, hosting services and other online data.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions in 2010 when compared to 2009 is principally due to an increase in human resource costs of $2.0 million as a result of an increase in headcount. Data expense and hosting costs also increased resulting from an increase in the demand for hosting and other online services.

During 2009, cost of subscriptions increased by $7.0 million when compared to 2008. Additional headcount and increases in data expense, hosting and other costs attributable to Kintera represented $4.0 million of the increase in cost of subscriptions. Excluding the impact of the acquisition of Kintera, cost of subscriptions increased by $3.0 million in 2009 when compared to 2008. The remaining increase is principally due to an increase in data expense, hosting costs, allocated costs and human resource costs.

The subscriptions segment margin remained substantially unchanged during 2010, 2009 and 2008.

Other revenue

(in millions)	Years ended December 31,			2010 versus 2009		2009 versus 2008
	2010	2009	2008	Change	% Change	Change	% Change

Other revenue	$6.7	$6.7	$8.8	$—	0%	$(2.1)	(24)%
Controllable cost of other revenue	7.0	6.0	8.2	1.0	17%	(2.2)	(27)%

Other gross profit	$(0.3)	$0.7	$0.6	$(1.0)	(143)%	$0.1	17%

Other gross margin	(4)%	10%	7%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations and fees from user conferences. Other revenue remained unchanged in 2010 when compared to 2009.

Other revenue decreased in 2009 when compared to 2008 primarily due to (i) a decrease in reimbursable travel-related costs from our services businesses as a result of reduced service engagements and (ii) a decrease in fees from user conferences as a result of fewer participants, both of which are attributable to the challenging economic environment.

Controllable cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations and an allocation of depreciation, facilities and IT support costs. The increase in the cost of other revenue in 2010 when compared to 2009 is principally attributable to an increase in the cost of our principal user conference resulting from a shift in venue that would allow us to host more customers and prospects.

The decrease in the cost of other revenue in 2009 when compared to 2008 is due to a decrease in reimbursable expenses related to providing services at customer locations and a decrease in the costs of user conferences.

Other gross margin decreased in 2010 when compared to 2009. While we had fewer user conferences in 2010 as compared to 2009, we made greater investments in the 2010 user conferences when compared to 2009, which is driving the decrease in other gross margin.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

The following schedule reconciles non-GAAP gross profit discussed above to gross profit as stated on the statements of operations:

	Years ended December 31,			2010 versus 2009		2009 versus 2008
(in millions)	2010	2009	2008	Change	% Change	Change	% Change

License fees	$21.3	$22.2	$32.8	$(0.9)	(4)%	$(10.6)	(32)%
Services	26.1	28.9	39.6	(2.8)	(10)%	(10.7)	(27)%
Maintenance	102.6	97.2	88.6	5.4	6%	8.6	10%
Subscriptions	54.8	48.3	32.1	6.5	13%	16.2	50%
Other	(0.3)	0.7	0.6	(1.0)	(143)%	0.1	17%

Total non-GAAP gross profit	$204.5	$197.3	$193.7	$7.2	4%	$3.6	2%

Less corporate costs not allocated:
Stock-based compensation expense	3.0	2.6	2.3	0.4	15%	0.3	13%
Amortization of intangible assets acquired in business combinations	6.2	6.3	5.3	(0.1)	(2)%	1.0	19%

Gross profit as stated in statements of operations	$195.3	$188.4	$186.1	$6.9	4%	$2.3	1%

Gross margin %	60%	61%	62%

Operating expenses

Sales and marketing

	Years ended December 31,			2010 versus 2009		2009 versus 2008
(in millions)	2010	2009	2008	Change	% Change	Change	% Change

Sales and marketing expense excluding stock-based compensation	$68.8	$61.2	$63.6	$7.6	12%	$(2.4)	(4)%
Add: Stock-based compensation expense	1.4	1.6	1.6	(0.2)	(13)%	—	0%

Sales and marketing expense	$70.2	$62.8	$65.2	$7.4	12%	$(2.4)	(4)%

% of revenue (excluding stock-based compensation)	21%	20%	21%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. During 2010, sales and marketing expense increased by $7.6 million when compared to 2009 primarily due to an increase of $4.3 million in commission expense. The increase in commission expense is principally attributable to higher commission rates, an increase in commissionable revenue in 2010 and an out of period adjustment of $0.8 million recorded during the second quarter of 2010 related to our accounting for deferred sales commissions. Additionally, human resource costs increased by $1.4 million as a result of additional headcount and salary merit increases. The remaining increase is primarily due to an increase of $1.9 million in travel and other marketing expenses as a result of increased investment in selling and marketing programs to support both our new and newly packaged offerings.

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

As a percentage of revenue, sales and marketing expense in 2010 when compared to 2009 increased principally as a result of higher commission rates, an increase in commissionable revenue and additional investments in our sales and marketing efforts. As a percentage of revenue, sales and marketing expense in 2009 decreased when compared to 2008 principally due to a decrease in commission expense resulting from lower commissionable revenue during 2009.

Research and development

(in millions)	Years ended December 31,			2010 versus 2009		2009 versus 2008
	2010	2009	2008	Change	% Change	Change	% Change

Research and development expense excluding stock-based compensation	$42.7	$42.7	$36.3	$—	0%	$6.4	18%
Add: Stock-based compensation	2.8	2.9	2.4	(0.1)	(3)%	0.5	21%

Research and development expense	$45.5	$45.6	$38.7	$(0.1)	(0)%	$6.9	18%

% of revenue (excluding stock-based compensation)	13%	14%	12%

Research and development expenses include human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. Research and development costs remained unchanged in 2010 when compared to 2009. During 2010, human resource and third party costs increased by $0.9 million, all of which was offset by an increase in costs allocated to cost of services commensurate with the development efforts supporting product customizations under revenue generating arrangements. Human resource and third-party contractor costs have increased as we continue to invest in our product development efforts.

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

Research and development costs as a percentage of revenue decreased in 2010 when compared to 2009 principally due to an increase in costs allocated to cost of services commensurate with the development efforts supporting product customizations under revenue generating arrangements. Research and development expense as a percentage of revenue increased in 2009 when compared to 2008 primarily due to an increased investment in our product initiatives.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

General and administrative

(in millions)	Years ended December 31,			2010 versus 2009		2009 versus 2008
	2010	2009	2008	Change	% Change	Change	% Change

General and administrative expense excluding stock-based compensation and acquisition-related costs	$25.6	$28.2	$28.3	$(2.6)	(9)%	$(0.1)	(0)%
Add: Acquisition-related costs	1.0	—	—	1.0	—%	—	—%
Add: Stock-based compensation	5.9	5.2	5.8	0.7	13%	(0.6)	(10)%

General and administrative expense	$32.5	$33.4	$34.1	$(0.9)	(3)%	$(0.7)	(2)%

% of revenue (excluding stock-based compensation)	8%	9%	9%

General and administrative expense consists primarily of human resource costs for general corporate functions, including senior management, finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, and other administrative expenses. During 2010, the decrease in general and administrative expense was principally due to a decrease in human resource costs of $2.1 million and bad debt expense of $0.3 million. The decrease in human resource costs is primarily due to a decrease in headcount resulting from consolidation and centralization efforts in the second half of 2009 and first quarter of 2010 of our accounting function from acquisitions in the prior years.

During 2009, the decrease in general and administrative expense was primarily the result of closely managing our operating costs. Included in general and administrative expense during 2009 is an increase of $1.8 million in human resource costs and $0.3 million of other costs attributable to the inclusion of Kintera for a full year in 2009 compared to a partial year in 2008. Excluding these costs attributable to Kintera, general and administrative expense decreased by $2.2 million in 2009 when compared to 2008 primarily due to decreased travel-related costs, bad debt expense and professional fees.

The decrease in general and administrative costs as a percentage of revenue during 2010 compared to the same period in 2009 is principally attributable to the realization of cost reductions resulting from the consolidation and centralization efforts in our accounting function implemented in the second half of 2009 and first quarter 2010. As a percentage of revenue, general and administrative costs remained unchanged in 2009 when compared to 2008.

Stock-based compensation

We recognize compensation expense related to stock-based awards granted to employees. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the requisite service period, which is the vesting period.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Our consolidated statements of operations for 2010, 2009 and 2008 include the amounts of stock-based compensation illustrated below:

	Years ended December 31,			2010 versus 2009		2009 versus 2008
(in millions)	2010	2009	2008	Change	% Change	Change	% Change

Included in cost of revenue:
Cost of services	$1.8	$1.4	$1.4	$0.4	29%	$—	0%
Cost of maintenance	0.8	0.8	0.6	—	0%	0.2	33%
Cost of subscriptions	0.4	0.4	0.3	—	0%	0.1	33%

Total included in cost of revenue	3.0	2.6	2.3	0.4	15%	0.3	13%
Included in operating expenses:
Sales and marketing	1.4	1.6	1.6	(0.2)	(13)%	—	0%
Research and development	2.8	2.9	2.4	(0.1)	(3)%	0.5	21%
General and administrative	5.9	5.2	5.8	0.7	13%	(0.6)	(10)%

Total included in operating expenses	10.1	9.7	9.8	0.4	4%	(0.1)	(1)%

Total	$13.1	$12.3	$12.1	$0.8	7%	$0.2	2%

Stock-based compensation is comprised of expense from common stock awards, stock options, restricted stock units and awards and stock appreciation rights. The table below summarizes the stock-based compensation by award type for 2010, 2009 and 2008.

	Years ended December 31,			2010 versus 2009		2009 versus 2008
(in millions)	2010	2009	2008	Change	% Change	Change	% Change

Stock-based compensation from:
Common stock	$—	$0.8	$1.4	$(0.8)	(100)%	$(0.6)	(43)%
Stock options	—	0.3	1.5	(0.3)	(100)%	(1.2)	(80)%
Restricted stock awards	9.3	8.8	7.2	0.5	6%	1.6	22%
Stock appreciation rights	3.8	2.4	2.0	1.4	58%	0.4	20%

Total stock-based compensation	$13.1	$12.3	$12.1	$0.8	7%	$0.2	2%

During 2009 and 2008, we expensed $0.8 million and $1.4 million, respectively, related to compensation and incentive arrangements payable in common stock and associated with business acquisitions completed in 2008 and 2007. There were no similar arrangements payable in common stock in 2010. The decrease in compensation expense from stock options in 2010 compared to 2009 and 2009 compared to 2008 is the result of using the accelerated method for recognizing stock-based compensation expense associated with stock options, which results in the recognition of more expense in the earlier periods of vesting when compared with the straight-line method. Additionally, we have not granted stock options since 2005 and all historical awards were fully vested at December 31, 2010.

Stock-based compensation expense from restricted stock awards and stock appreciation rights increased in 2010 compared to 2009 and 2009 compared to 2008 due to the issuance of additional grants and rights in 2010 and 2009, partially offset by the vesting of grants issued in prior years.

The total amount of compensation cost related to non-vested awards not yet recognized was $34.4 million as of December 31, 2010. The compensation cost for unvested awards at December 31, 2010 will be recognized over a weighted average period of 1.9 years.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Amortization

We allocate amortization expense to cost of revenue based on the nature of the respective identifiable intangible asset and whether the asset is directly associated with a specific component of revenue. Amortization expense included in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 is illustrated below:

	Years ended December 31,			2010 versus 2009		2009 versus 2008
(in millions)	2010	2009	2008	Change	% Change	Change	% Change

Included in cost of revenue:
Cost of license fees	$0.4	$0.4	$0.2	$—	0%	$0.2	100%
Cost of services	1.4	1.3	1.4	0.1	8%	(0.1)	(7)%
Cost of maintenance	1.2	1.3	0.9	(0.1)	(8)%	0.4	44%
Cost of subscriptions	3.1	3.2	2.7	(0.1)	(3)%	0.5	19%
Cost of other revenue	0.1	0.1	0.1	—	0%	—	—%

Total included in cost of revenue	6.2	6.3	5.3	(0.1)	(2)%	1.0	19%
Included in operating expenses	0.8	0.8	0.7	—	0%	0.1	14%

Total	$7.0	$7.1	$6.0	$(0.1)	(1)%	$1.1	18%

The increase in amortization expense for 2009 compared to 2008 is directly attributable to the acquisition of Kintera and the recorded identifiable intangible assets of $16.9 million for that acquisition.

Acquisition-related costs

During 2010, we expensed $1.0 million of acquisition-related costs, which were recorded in general and administrative expense. There were no similar expenses in 2009 and 2008.

Interest expense

Interest expense decreased $0.9 million in 2010 when compared to 2009 and $0.6 million in 2009 when compared to 2008, respectively. The decrease is primarily related to the timing of payments, the duration of borrowings under our credit facility and a decrease in our effective interest rate.

Income tax provision

Following is our effective tax rate for the years ended December 31:

	2010	2009	2008
Effective tax rate	35.5%	37.7%	35.3%

The effective tax rate in 2010 decreased when compared to 2009 because we received a greater amount of federal and state tax credits in 2010. The effective tax rate in 2009 increased when compared to 2008 because we generated a greater amount of federal and state income tax credits in 2008 that served to lower our effective tax rate for 2008. While we generated federal and state income tax credits in 2009, the amounts realized in 2010 and 2008 were higher.

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

The following table reconciles the amounts of unrecognized tax benefits for the years ended December 31:

(in thousands)	2010	2009	2008
Balance at beginning of year	$1,231	$346	$629
Increases from prior period positions	126	427	—
Increases from current period positions	297	485	23
Lapse of statute of limitations	(240)	(27)	(306)

Balance at end of year	$1,414	$1,231	$346

The amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate was $1.4 million at December 31, 2010. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2010 and 2009 was $0.1 million and $0.2 million, respectively. The total amount of interest and penalties included in the consolidated statement of operations for 2010 was $0.2 million of a decrease in income tax expense. The total amount of interest and penalties included in the consolidated statement of operations for 2008 was $0.1 million of an increase in income tax expense; interest and penalties were immaterial in 2009.

We have taken positions in certain taxing jurisdictions related to state nexus issues for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease is not material at December 31, 2010.

We file income tax returns in the U.S. federal and various state jurisdictions and foreign jurisdictions including Canada, United Kingdom, Australia and Netherlands. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2007 through 2009.

Liquidity and capital resources

At December 31, 2010, cash and cash equivalents totaled $28.0 million, compared to $22.8 million at December 31, 2009. The $5.2 million increase in cash and cash equivalents during 2010 is principally the result of generating $55.9 million of cash from operations, which we used to purchase $22.6 million of treasury stock, pay $19.5 million in dividends and purchase $10.8 million of equipment.

Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance, support and subscription agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available cash and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock.

At December 31, 2010 we had no outstanding borrowings under our credit facility. We have drawn on our credit facility from time to time to help us meet short-term financial needs, such as business acquisitions and purchase of common stock under our repurchase program. Under our $90.0 million credit facility, which matures in July 2012, we have a remaining option to increase the aggregate amount available by up to $35.0 million. We believe our $90.0 million credit facility provides us with sufficient flexibility to meet our financial needs.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Operating cash flow

Net cash provided by operating activities of $55.9 million decreased $30.9 million when compared to 2009. Throughout both years, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.

Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Cash flow from operations associated with working capital decreased $31.4 million in 2010 when compared to 2009. The year-over-year decrease is principally due to:

•

a decrease in cash flow from accounts receivable of $14.4 million, primarily due to a decrease in the collection of accounts receivable as a result of a longer collection cycle and a change in the timing of billings;

•	an increase of $9.7 million in prepaid income taxes primarily due to fluctuations in the timing of payments; and

•	an increase of $4.1 million in bonuses paid in 2010.

Investing cash flow

Net cash used in 2010 for investing activities was $18.2 million compared to $7.8 million in 2009. The increase is principally due to an increase in payments for equipment of $5.2 million, of which $3.7 million relates to payments in 2010 related to purchases made at the end of 2009. Additionally, we increased payments related to acquisitions and other strategic investments by $5.2 million.

Financing cash flow

Net cash used in financing activities for 2010 was $32.7 million compared to $73.2 million in 2009. During 2010, cash used for financing activities was principally attributable to $22.6 million of treasury stock purchases and $19.5 million of dividend payments to stockholders, partially offset by proceeds from stock option exercises and related tax benefits. During 2009, cash used for financing activities was principally attributable to $60.0 million of payments on debt and $17.7 million of dividend payments to stockholders, partially offset by proceeds from stock option exercises and related tax benefits.

Commitments and contingencies

As of December 31, 2010, we had future minimum lease commitments of $64.0 million as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating leases	$64.0	$7.1	$6.5	$15.9	$34.5

Our commitments related to operating leases have not been reduced by the future minimum lease commitments under sublease agreements that expire in 2011, incentive payments from the state of South Carolina resulting from the relocation of our headquarters, and reimbursement of leasehold improvements totaling $4.0 million.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

As of December 31, 2010, we have accrued $1.3 million of federal taxes, $0.1 million of state taxes and $0.1 million of interest and penalties related to uncertain tax positions taken in current and prior years. Please refer to Note 10 in our notes to the consolidated financial statements for further information. We are unable to determine the period in which these liabilities will be settled, and accordingly, we have not included these amounts in the table above.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum annual purchase commitments under these arrangements at December 31, 2010 are approximately $4.2 million through 2013, which is not included in the table above. We incurred expense under these arrangements of $4.1 million, $2.5 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In February 2011, our Board of Directors approved our annual dividend of $0.48 per share for 2011 and declared a first quarter dividend of $0.12 per share payable on March 15, 2011 to stockholders of record on February 28, 2011. Dividends at the annual rate would aggregate to $21.1 million assuming 44.0 million shares of common stock are outstanding, net of treasury stock. Our ability to continue to declare and pay dividends may be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate operating cash flow.

Off-balance sheet arrangements

We do not believe we currently have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Foreign currency exchange rates

Approximately 13.5% of our total net revenue for the year ended December 31, 2010 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was a $0.3 million loss and $0.7 million gain at December 31, 2010 and 2009, respectively.

The vast majority of our contracts are entered into by our U.S. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. We do not believe our exposure to currency exchange rates has had a material impact on our results of operations or financial position and therefore we do not hedge any foreign currency risk; however, we intend to continue to monitor our foreign currency exchange rate exposure and take action as appropriate.

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

Revenue recognition

Our revenue is primarily generated from the following sources: (1) selling perpetual licenses of our software products; (2) charging for the use of our software products in a hosted environment; (3) providing software maintenance and support services; and (4) providing professional services including implementation, training, consulting, hosting and other services.

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

We sell training at a fixed rate for each specific class, at a per attendee price or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. Additionally, we sell fixed-rate programs, which permit customers to attend unlimited training, or access training online, over a specified contract period, typically one year, subject to certain restrictions, and revenue is recognized ratably over the contract period.

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

Goodwill is assigned to our five reporting units, which are defined as our three operating segments (see Note 14 to our consolidated financial statement), Target Analytics and Blackbaud Payment Processing Services. We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. If an impairment is indicated, the impairment is measured as the excess of the recorded goodwill over its fair value, which could materially adversely impact our consolidated financial position and results of operations.

We estimate fair value for each reporting unit based on projected future cash flows discounted using our weighted average cost of capital. A number of significant assumptions and estimates are involved in estimating the fair value of each reporting unit, including revenue growth rates, operating margins, capital spending, discount rate, and working capital changes. Additionally, we make certain judgments and assumptions in allocating assets and liabilities to determine the carrying values for each of our reporting units. We believe the assumptions we use in estimating fair value of our reporting units are reasonable, but are also unpredictable and inherently uncertain. Actual future results may differ from those estimates. The 2010 annual impairment test of our goodwill indicated the estimated fair value of the reporting units significantly exceeded the carrying value; no impairment was indicated.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, we include an expense within the income tax provision in the consolidated statement of operations. Our valuation allowance of $9.6 million at December 31, 2010 is primarily associated with deferred tax assets for certain state income tax credits and net operating loss carryforwards that we have determined are not more-likely-than-not to be realized. The ability to utilize our net deferred tax asset is dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be sufficient to realize the remaining deferred tax assets. Even if actual results are significantly below our current estimates, the recovery still remains likely and, except for the state tax credits and net operating loss carryforwards discussed above, no valuation allowance would be necessary.

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

Recently issued accounting pronouncements

In October 2009, the FASB released Accounting Standards Update (ASU) 2009-13, which amends the existing criteria for separating consideration in multiple-deliverable arrangements. Arrangement that include perpetual software licenses are excluded from the scope of this ASU. ASU 2009-13 establishes a hierarchy for determining the selling price of a deliverable and requires the use of best estimate of the selling price when VSOE or third party evidence (TPE) of the selling price cannot be determined. As a result of the requirement to use the best estimate of the selling price when VSOE or TPE of the selling price cannot be determined, the residual method will no longer be permitted. ASU 2009-13 is applicable prospectively for revenue arrangements entered into or materially modified after the adoption date or retrospectively for all periods presented. We are required to adopt ASU 2009-13 on January 1, 2011. We believe the adoption of ASU 2009-13 will not have a material impact on our consolidated financial statements.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the nature of our short-term investments and the lack of material debt, we have concluded at December 31, 2010 that we currently do not face material market risk exposure. Therefore, no quantitative tabular disclosures are required. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Matters of the Board and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2011 Annual Meeting of Stockholders expected to be held on June 22, 2011, except for the identification of executive officers of the Registrant which is set forth in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Matters,” “Compensation Discussion and Analysis” and “Summary Compensation Table” contained in Blackbaud’s Proxy Statement for the 2011 Annual Meeting of Stockholders expected to be held on June 22, 2011.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in Blackbaud’s Proxy Statement for the 2011 Annual Meeting of Stockholders expected to be held on June 22, 2011.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the caption

“Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2011 Annual Meeting of Stockholders expected to be held on June 22, 2011.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2011 Annual Meeting of Stockholders expected to be held on June 22, 2011.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial statements

The following statements are filed as part of this report:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements thereto.

(b) Exhibits

		Filed In
Exhibit number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1	04/06/04	2.1

2.2	Stock Purchase Agreement among Target Software, Inc., Target Analysis Group, Inc., all of the Stockholders of Target Software Inc. and Target Analysis Group, Inc. and Blackbaud, Inc.	8-K	01/18/07	2.2

3.1	Certificate of Incorporation of Blackbaud, Inc.	S-1	04/06/04	3.1

3.3	Amended and Restated By-laws of Blackbaud, Inc.	8-K	12/23/08	3.3

10.5	Trademark License and Promotional Agreement dated as of October 13, 1999 between Blackbaud, Inc. and Charleston Battery, Inc.	S-1	02/20/04	10.5

10.6	Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1	04/06/04	10.6

10.8	Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1	04/06/04	10.8

10.20	Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	06/20/06	10.20

10.26	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	02/28/07	10.26

10.27	Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	02/28/07	10.27

		Filed In
Exhibit number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.28	Amended and Restated Credit Agreement dated as of July 25, 2007 by and among Blackbaud, as Borrower, the Lenders, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Manager.	8-K	07/31/07	10.28

10.29	Amended and Restated Guaranty Agreement dated as of July 25, 2007 by and among certain subsidiaries of Blackbaud, as Guarantors, in favor of Wachovia Bank, National Association, as Administrative Agent.	8-K	07/31/07	10.29

10.30	Pledge Agreement dated as of July 25, 2007 by and among Blackbaud, its subsidiaries in favor of Wachovia Bank, National Association, as Administrative Agent for the ratable benefit of itself and the Lenders.	8-K	07/31/07	10.30

10.31	Form of Tender and Support Agreement by and between Blackbaud, Inc. and certain stockholders of Kintera, Inc.	8-K	05/30/08	10.31

10.32	First Amendment to Credit Agreement and Lender Addition and Acknowledgement Agreement dated as of June 23, 2008	8-K	06/26/08	10.32

10.33	Blackbaud, Inc. 2008 Equity Incentive Plan	DEF 14A	04/29/08

10.34	Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	08/04/08	10.34

10.35	Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	08/04/08	10.35

10.36	Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	08/04/08	10.36

10.37	Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A*	03/26/08	10.2

10.38	Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A*	03/26/08	10.3

10.39	Form of Retention Agreement	10-Q	11/05/08	10.37

10.40	Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/08	10.37

10.41	Blackbaud, Inc. 2009 Equity Compensation Plan for Employees from Acquired Companies	S-8	07/02/09	10.41

10.42	Share Purchase Agreement between RLC Group B.V., as the Seller, and Blackbaud, Inc., as the Purchaser	10-Q**	08/07/09	10.42

10.43	Amended and Restated Employment and Noncompetition Agreement dated January 28, 2010 between Blackbaud, Inc. and Marc Chardon	8-K	02/01/10	10.43

Filed In
Exhibit number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
21.1	Subsidiaries of Blackbaud, Inc				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS***	XBRL Instance Document.				X

101.SCH***	XBRL Taxonomy Extension Schema Document.				X

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.				X

* The	Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder (Kintera 2000 Plan Documents) and the Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder (Kintera 2003 Plan Documents) were filed by Kintera in its Form 10-K/A on March 26, 2008 as Exhibits 10.2 and 10.3, respectively. We assumed the Kintera 2000 Plan Documents and Kintera 2003 Plan Documents when we acquired Kintera in July 2008. We filed the Kintera 2000 Plan Documents and Kintera 2003 Plan Documents by incorporation by reference as exhibits 10.37 and 10.38, respectively, in our Form S-8 on August 4, 2008.

** The	registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that Section, and shall not be part of any registration statement or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC

Signed: March 1, 2011	/S/ MARC E. CHARDON
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/ MARC E. CHARDON Marc E. Chardon	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 1, 2011

/S/ TIMOTHY V. WILLIAMS Timothy V. Williams	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 1, 2011

/S/ ANDREW M. LEITCH Andrew M. Leitch	Chairman of the Board	Date: March 1, 2011

/S/ TIMOTHY CHOU Timothy Chou	Director	Date: March 1, 2011

/S/ GEORGE H. ELLIS George H. Ellis	Director	Date: March 1, 2011

/S/ DAVID G. GOLDEN David G. Golden	Director	Date: March 1, 2011

/S/ JOHN P. MCCONNELL John P. McConnell	Director	Date: March 1, 2011

/S/ CAROLYN MILES Carolyn Miles	Director	Date: March 1, 2011

/S/ SARAH E. NASH Sarah E. Nash	Director	Date: March 1, 2011

BLACKBAUD, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blackbaud, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Blackbaud, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina

February 28, 2011

Blackbaud, Inc.

Consolidated balance sheets

(in thousands, except share amounts)	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$27,974	$22,769
Donor restricted cash	16,359	12,874
Accounts receivable, net of allowance of $2,687 and $3,559 at December 31, 2010 and 2009, respectively	59,804	50,220
Prepaid expenses and other current assets	33,847	18,155
Deferred tax asset, current portion	5,164	5,728

Total current assets	143,148	109,746
Property and equipment, net	22,963	22,507
Deferred tax asset	44,639	55,570
Goodwill	76,247	73,919
Intangible assets, net	38,515	42,019
Other assets	2,579	468

Total assets	$328,091	$304,229

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$9,883	$10,683
Accrued expenses and other current liabilities	28,322	25,974
Donations payable	16,359	12,874
Debt	—	1,288
Deferred revenue	141,149	129,412

Total current liabilities	195,713	180,231
Deferred revenue, noncurrent	6,900	6,172
Other noncurrent liabilities	2,419	1,720

Total liabilities	205,032	188,123

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 53,316,280 and 52,214,606 shares issued at December 31, 2010 and 2009, respectively	53	52
Additional paid-in capital	158,419	134,726
Treasury stock, at cost; 8,842,882 and 7,677,341 shares at December 31, 2010 and 2009, respectively	(161,186)	(134,382)
Accumulated other comprehensive loss	(512)	(201)
Retained earnings	126,285	115,911

Total stockholders’ equity	123,059	116,106

Total liabilities and stockholders’ equity	$328,091	$304,229

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

	Years ended December 31,
(in thousands, except share and per share amounts)	2010	2009	2008
Revenue
License fees	$23,719	$25,392	$35,932
Services	89,585	87,834	100,824
Maintenance	124,562	116,476	107,304
Subscriptions	82,516	72,898	49,705
Other revenue	6,712	6,738	8,730

Total revenue	327,094	309,338	302,495

Cost of revenue
Cost of license fees	2,880	3,582	3,316
Cost of services	66,632	61,713	63,960
Cost of maintenance	24,091	21,364	20,185
Cost of subscriptions	31,109	28,183	20,587
Cost of other revenue	7,103	6,098	8,368

Total cost of revenue	131,815	120,940	116,416

Gross profit	195,279	188,398	186,079

Operating expenses
Sales and marketing	70,186	62,796	65,185
Research and development	45,527	45,662	38,708
General and administrative	32,471	33,380	34,072
Amortization	798	768	713

Total operating expenses	148,982	142,606	138,678

Income from operations	46,297	45,792	47,401
Interest income	84	637	526
Interest expense	(74)	(962)	(1,526)
Other (expense) income, net	(127)	220	(194)

Income before provision for income taxes	46,180	45,687	46,207
Income tax provision	16,375	17,240	16,329

Net income	$29,805	$28,447	$29,878

Earnings per share
Basic	$0.69	$0.67	$0.70
Diluted	$0.68	$0.65	$0.68
Common shares and equivalents outstanding
Basic weighted average shares	43,145,189	42,771,173	42,958,947
Diluted weighted average shares	43,876,155	43,600,048	43,958,557
Dividends per share	$0.44	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities
Net income	$29,805	$28,447	$29,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,068	15,509	12,865
Provision for doubtful accounts and sales returns	2,773	3,458	4,179
Stock-based compensation expense	13,059	12,287	12,085
Excess tax benefits from stock based compensation	(2,629)	(2,405)	(1,497)
Deferred taxes	11,201	12,351	6,407
Other non-cash adjustments	(22)	116	110
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(13,051)	1,375	(10,193)
Prepaid expenses and other assets	(9,599)	2,122	(5,635)
Trade accounts payable	208	(312)	614
Accrued expenses and other current liabilities	(4,775)	612	(7,907)
Donor restricted cash	(3,446)	(511)	(3,763)
Donations payable	3,446	511	3,763
Deferred revenue	12,870	13,237	19,404

Net cash provided by operating activities	55,908	86,797	60,310

Cash flows from investing activities
Purchase of property and equipment	(10,760)	(5,534)	(7,692)
Purchase of net assets of acquired companies, net of cash acquired	(5,334)	(2,258)	(49,916)
Purchase of investment	(2,000)	—	—
Purchase of intangible assets	(130)	—	—
Proceeds from sale and maturity of marketable securities	—	—	1,575

Net cash used in investing activities	(18,224)	(7,792)	(56,033)

Cash flows from financing activities
Proceeds from issuance of debt	4,000	—	86,000
Payments on debt	(5,175)	(60,049)	(27,527)
Payments on capital lease obligations	(164)	(384)	(540)
Payments of deferred financing fees	—	—	(47)
Purchase of treasury stock	(22,613)	—	(43,727)
Dividend payments to stockholders	(19,490)	(17,673)	(17,497)
Proceeds from exercise of stock options	8,065	2,509	883
Excess tax benefits from stock based compensation	2,629	2,405	1,497

Net cash used in financing activities	(32,748)	(73,192)	(958)

Effect of exchange rate on cash and cash equivalents	269	595	(1,733)

Net increase in cash and cash equivalents	5,205	6,408	1,586
Cash and cash equivalents, beginning of year	22,769	16,361	14,775

Cash and cash equivalents, end of year	$27,974	$22,769	$16,361

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$87	$615	$1,375
Taxes, net of refunds	$9,527	$(2,584)	$11,041
Purchase of equipment included in accounts payable	$2,630	$3,699	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

	Comprehensive income	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
(in thousands, except share amounts)		Shares	Amount
Balance at December 31, 2007		50,450,675	$50	$105,687	$(85,487)	$137	$92,716	$113,103

Net income	$29,878	—	—	—	—	—	29,878	29,878
Payment of dividends	—	—	—	—	—	—	(17,497)	(17,497)
Purchase of 1,956,168 treasury shares under stock repurchase program					(43,727)			(43,727)
Exercise of stock options	—	126,206	1	882	—	—	—	883
Surrender of 106,446 shares upon restricted stock vesting	—	—	—	—	(1,380)	—	—	(1,380)
Tax impact of exercise of nonqualified stock options and restricted stock vesting	—	—	—	(1,126)	—	—	—	(1,126)
Stock options assumed in acquisition	—	—	—	172	—	—	—	172
Stock-based compensation	—		—	11,231	—	—	7	11,238
Restricted stock grants	—	727,237	—	—	—	—	—	—
Restricted stock cancellations	—	(35,037)	—	—	—	—	—	—
Translation adjustment, net of tax	(1,036)	—	—	—	—	(1,036)	—	(1,036)

Comprehensive income	$28,842
Balance at December 31, 2008		51,269,081	$51	$116,846	$(130,594)	$(899)	$105,104	$90,508
Net income	$28,447	—	—	—	—	—	28,447	28,447
Payment of dividends	—	—	—	—	—	—	(17,673)	(17,673)
Issuance of common stock	—	55,661	—	1,215	—	—	—	1,215
Exercise of stock options and stock appreciation rights	—	451,580	1	2,509	—	—	—	2,510
Surrender of 182,875 shares upon restricted stock vesting and stock appreciation right exercise	—	—	—	—	(3,788)	—	—	(3,788)
Tax impact of exercise of nonqualified stock options and restricted stock vesting	—	—	—	2,290	—	—	—	2,290
Stock-based compensation	—	—	—	11,417	—	—	33	11,450
Restricted stock grants	—	492,964	—	449	—	—	—	449
Restricted stock cancellations	—	(54,680)	—	—	—	—	—	—
Translation adjustment, net of tax	698	—	—	—	—	698	—	698

Comprehensive income	$29,145
Balance at December 31, 2009		52,214,606	$52	$134,726	$(134,382)	$(201)	$115,911	$116,106
Net income	$29,805	—	—	—	—	—	29,805	29,805
Payment of dividends	—	—	—	—	—	—	(19,490)	(19,490)
Purchase of 1,007,082 treasury shares under stock repurchase program	—	—	—	—	(22,613)	—	—	(22,613)
Exercise of stock options and stock appreciation rights	—	729,295	1	8,064	—	—	—	8,065
Surrender of 158,459 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	—	(4,191)	—	—	(4,191)
Tax impact of exercise of nonqualified stock options and restricted stock vesting	—	—	—	2,629	—	—	—	2,629
Stock-based compensation	—	—	—	13,000	—	—	59	13,059
Restricted stock grants	—	460,659	—	—	—	—	—	—
Restricted stock cancellations	—	(88,280)	—	—	—	—	—	—
Translation adjustment, net of tax	(311)	—	—	—	—	(311)	—	(311)

Comprehensive income	$29,494
Balance at December 31, 2010		53,316,280	$53	$158,419	$(161,186)	$(512)	$126,285	$123,059

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

1.	Organization and significant accounting policies

Blackbaud, Inc. (the Company) is the leading global provider of software and related services designed specifically for nonprofit organizations, and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of the end of 2010, the Company had approximately 24,000 active customers distributed across multiple verticals within the nonprofit market including religion, education, foundations, health and human services, arts and cultural, public and societal benefits, environment and animal welfare, and international foreign affairs.

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

Revenue recognition

The Company’s revenue is primarily generated from the following sources: (1) selling perpetual licenses of its software products; (2) charging for the use of its software products in a hosted environment; (3) providing software maintenance and support services; and (4) providing professional services including implementation, training, consulting, hosting and other services.

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

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

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

The Company sells training at a fixed rate for each specific class, at a per attendee price or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. Additionally, the Company sells fixed-rate programs, which permit customers to attend unlimited training, or access training online, over a specified contract period, typically one year, subject to certain restrictions, and revenue is recognized ratably over the contract period.

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

Reimbursable travel expense

The Company expenses reimbursable travel costs as incurred and includes them in cost of other revenue. The reimbursement of these costs by the Company’s customers is included in other revenue.

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

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

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

Construction-in-progress represents purchases of computer software and hardware associated with new internal system implementation projects, which had not been placed in service at the respective balance sheet dates. These assets are transferred to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2010 and 2009.

The Company capitalizes certain costs related to the development or purchase of software for use in the Company’s internal operations. Any amounts capitalized are included in computer software costs and amortized over the expected useful life. Costs incurred for upgrades and enhancements, which will not result in additional functionality, are expensed as incurred.

Goodwill

Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by the Company in a business combination. Goodwill is allocated to reporting units, which are defined as the Company’s three operating segments, Target Analytics and Blackbaud Payment Processing Services, and tested annually for impairment. The Company will also test goodwill for impairment between annual impairment tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. The 2010 annual impairment test indicated the estimated fair value of the reporting units significantly exceeded the carrying value. There was no impairment of goodwill during 2010, 2009 or 2008.

Intangible assets

The Company amortizes intangible assets over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Straight-line and accelerated(1)	4-15
Marketing assets	Straight-line	5-8
Acquired software	Straight-line	2-10
Non-compete agreements	Straight-line	5
Database	Straight-line	8
(1)	Certain of the customer relationships acquired as part of the Kintera acquisition are amortized on an accelerated basis.

The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate an impairment may exist. Substantially all of the Company’s intangible assets was acquired in business combinations. There was no impairment of intangible assets during 2010, 2009 or 2008.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Cost method investments

Cost method investments included in other assets consist of investments in privately held companies where the Company does not have the ability to exercise significant influence, or have control, over the investee. These investments are recorded at cost and are subject to periodic tests for other-than-temporary impairment.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable and accounts payable at December 31, 2010 and 2009. The Company believes that the carrying amounts of these financial instruments approximate their fair values at December 31, 2010 and 2009, due to the immediate or short-term maturity of these financial instruments.

Deferred financing costs

Deferred financing costs included in other assets represent the direct costs of entering into the Company’s revolving credit facility in July 2007 and increasing the level of available funds under the credit facility in June 2008. These costs are amortized as interest expense using the effective interest method. The deferred financing fees are being amortized over the term of the credit facility.

Stock-based compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Stock-based compensation cost arising from stock option grants and awards with performance or market conditions are recognized using the accelerated method. Costs arising from restricted stock and stock appreciation right grants are recognized on a straight-line basis.

Income taxes

Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with its 1999 recapitalization, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999 has been subject to federal and state income taxes. Upon this conversion and as a result of the recapitalization, the Company recorded a one-time benefit of $107.0 million to establish a deferred tax asset. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company has not recorded a valuation allowance against this deferred tax asset as of December 31, 2010 or 2009, as the Company believes it is more-likely-than-not that it will be able to utilize this benefit, which is dependent upon the Company’s ability to generate future taxable income. The amount of deferred tax asset related to this matter at December 31, 2010 was $28.4 million.

The Company recognizes tax benefits arising from uncertain tax positions only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest accrued related to unrecognized tax benefits are recognized in the provision for income taxes.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

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

The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent recovery is not likely, a valuation allowance is established. To the extent a valuation allowance is established, the Company includes an expense within the income tax provision. The Company’s valuation allowance of $9.6 million at December 31, 2010 was primarily associated with deferred tax assets for certain state income tax credits and net operating loss carryforwards that it has determined are not more-likely-than-not to be realized. The Company will continue to evaluate the realizability of the remaining deferred tax assets, and any further adjustment to the valuation allowance will be made in the period the Company determines it is more-likely-than-not that any of the remaining amounts will not be utilized.

Foreign currency

Net assets recorded in a foreign currency are translated at the exchange rate on the balance sheet date. Revenue and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income net of tax.

Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date. For the years ended December 31, 2010, 2009 and 2008, the Company recorded net foreign currency gain of $0.1 million, gain of $0.2 million, and loss of $0.2 million, respectively, and these amounts are included in other expense, net.

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

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts.

Years ended December 31, (in thousands)	Balance at beginning of year	Acquired through business combinations	Provision/ adjustment	Write-off	Balance at end of year
2010	$760	$—	$(227)	$(109)	$424
2009	1,013	—	(47)	(206)	760
2008	308	268	560	(123)	1,013

Below is a summary of the changes in the Company’s allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Acquired through business combinations	Provision/ adjustment	Write-off	Balance at end of year
2010	$2,799	$—	$3,000	$(3,536)	$2,263
2009	1,764	—	3,505	(2,470)	2,799
2008	1,627	61	3,619	(3,543)	1,764

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

Below is a summary of the changes in the Company’s deferred sales commission costs included in prepaid expenses and other current assets.

Years ended December 31, (in thousands)	Balance at beginning of year	Additions	Expense	Balance at end of year
2010	$6,013	$12,985	$(7,332)	$11,666
2009	3,047	6,994	(4,028)	6,013
2008	1,903	5,699	(4,555)	3,047

Advertising costs

The Company expenses advertising costs as incurred, which were $1.1 million, $1.1 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. No impairment of long-lived assets resulted in 2010, 2009 or 2008.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Earnings per share

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units.

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
(in thousands, except share and per share amounts)	2010	2009	2008
Numerator:
Net income	$29,805	$28,447	$29,878
Denominator:
Weighted average common shares	43,145,189	42,771,173	42,958,947
Add effect of dilutive securities:
Employee stock-based compensation	730,966	828,875	999,610

Weighted average common shares assuming dilution	43,876,155	43,600,048	43,958,557

Earnings per share:
Basic	$0.69	$0.67	$0.70
Diluted	$0.68	$0.65	$0.68

The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Years ended December 31,
	2010	2009	2008
Shares excluded from calculations of diluted EPS	221,742	488,282	496,945

Recently issued accounting pronouncements

In October 2009, the FASB released Accounting Standards Update (ASU) 2009-13, which amends the existing criteria for separating consideration in multiple-deliverable arrangements. Arrangements that include perpetual software licenses are excluded from the scope of this ASU. ASU 2009-13 establishes a hierarchy for determining the selling price of a deliverable and requires the use of best estimate of the selling price when VSOE or third party evidence (TPE) of the selling price cannot be determined. As a result of the requirement to use the best estimate of the selling price when vendor specific objective evidence or third party evidence of the selling price cannot be determined, the residual method will no longer be permitted. ASU 2009-13 is applicable prospectively for revenue arrangements entered into or materially modified after the adoption date or retrospectively for all periods presented. The Company is required to adopt ASU 2009-13 on January 1, 2011. The Company does not believe the adoption of ASU 2009-13 will have a material impact on its consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

2. Business combinations

During the year ended December 31, 2010, the Company acquired two entities for total consideration of $5.3 million, all of which was paid in cash. During the year ended December 31, 2009, the Company acquired one entity for total consideration of $2.4 million, all of which was paid in cash. The results of operations of acquired entities have been included in the consolidated financial statements of the Company from the date of acquisition. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the consolidated results of operations of the Company.

The Company recorded the purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed. None of the goodwill arising from the acquisitions completed in 2010 and 2009 is deductible for income tax purposes.

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

3.	Property and equipment

Property and equipment as of December 31, 2010 and 2009 consisted of the following:

	Estimated useful life (years)	December 31,
(in thousands)		2010	2009
Equipment	3 - 5	$3,660	$5,323
Computer hardware	3 - 5	30,616	25,850
Computer software	3 - 5	10,982	11,166
Construction in progress	—	1,332	5,960
Furniture and fixtures	5 - 7	4,961	4,891
Leasehold improvements	term of lease	2,923	2,641

Total property and equipment		54,474	55,831
Less: accumulated depreciation		(31,511)	(33,324)

Property and equipment, net of depreciation		$22,963	$22,507

Depreciation expense was $9.1 million, $8.4 million and $6.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Property and equipment, net of depreciation, under capital leases at December 31, 2010 and 2009 was not material.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

4. Goodwill and other intangible assets

As discussed in Note 14, the Company reorganized its business into three operating units which resulted in a change in reportable segments effective January 1, 2010. As a result of the change in reportable segments, the Company tested goodwill for impairment as of January 1, 2010 in addition to its annual test and there was no impairment of goodwill. Goodwill has been reallocated among the new reportable segments as of December 31, 2009. The change in goodwill for each reportable segment during the years ended December 31, 2010 consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Other	Total
Balance at December 31, 2009	$40,625	$26,472	$4,713	$2,109	$73,919
Additions related to business combinations	2,527	—	—	—	2,527
Effect of foreign currency translation	—	—	(199)	—	(199)

Balance at December 31, 2010	$43,152	$26,472	$4,514	$2,109	$76,247

The Company has no accumulated impairment losses as of December 31, 2010 and 2009. Additions to goodwill during the year ended December 31, 2010 related to the acquisitions as described in Note 2 of these consolidated financial statements.

The Company has recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset, all of which are subject to amortization, as of December 31, 2010 and 2009.

	December 31,
(in thousands)	2010	2009
Gross carrying amount
Customer relationships	$41,441	$39,975
Marketing assets	2,365	2,232
Acquired software	12,406	11,489
Non-compete agreements	2,268	2,111
Database	4,275	3,441

Total gross carrying amount	62,755	59,248

Accumulated amortization
Customer relationships	(14,741)	(10,465)
Marketing assets	(1,202)	(843)
Acquired software	(4,935)	(3,454)
Non-compete agreements	(1,633)	(1,195)
Database	(1,729)	(1,272)

Total accumulated amortization	(24,240)	(17,229)

Total intangible assets, net	$38,515	$42,019

Additions to intangible assets subject to amortization during 2010 are related to the acquisitions described in Note 2 of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the years ended December 31, 2010, 2009 and 2008.

	Years ended December 31,
(in thousands)	2010	2009	2008
Included in cost of revenue:
Cost of license fees	$466	$362	$246
Cost of services	1,390	1,344	1,338
Cost of maintenance	1,223	1,302	895
Cost of subscriptions	3,058	3,239	2,694
Cost of other revenue	75	75	75

Total included in cost of revenue	6,212	6,322	5,248
Included in operating expenses	798	768	713

Total	$7,010	$7,090	$5,961

The following table outlines the estimated future amortization expense for each of the next five years for acquisition-related intangible assets as of December 31, 2010:

Amortization expense
Years ended December 31,	(in thousands)
2011	$6,848
2012	5,933
2013	5,317
2014	5,007
2015	4,137

Total	$27,242

5.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2010 and 2009:

	December 31,
(in thousands)	2010	2009
Deferred sales commissions	$11,666	$6,013
Taxes, prepaid and receivable	10,826	3,736
Prepaid software maintenance and royalties	4,352	4,694
Deferred professional service costs	3,447	1,242
Other	3,556	2,470

Total prepaid expenses and other current assets	$33,847	$18,155

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

6.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2010 and 2009:

	December 31,
(in thousands)	2010	2009
Accrued bonuses	$8,952	$8,699
Accrued commissions and salaries	5,922	3,800
Taxes payable	3,683	3,196
Customer credit balances	3,379	3,536
Accrued accounting and legal fees	1,083	1,124
Accrued health care costs	862	1,394
Other	4,441	4,225

Total accrued expenses and other current liabilities	$28,322	$25,974

7.	Deferred revenue

Deferred revenue consisted of the following as of December 31, 2010 and 2009:

	December 31,
(in thousands)	2010	2009
Maintenance	$79,043	$76,651
Subscriptions	44,251	31,130
Services	24,173	26,019
License fees and other	582	1,784

Total deferred revenue	148,049	135,584
Less: Long-term portion of deferred revenue	(6,900)	(6,172)

Current portion of deferred revenue	$141,149	$129,412

8.	Debt

Revolving credit facility

The Company has a $90.0 million revolving credit facility expiring July 2012, which has a remaining option to increase the amount available under the facility up to an additional $35.0 million, subject to certain terms and conditions. The revolving credit facility is guaranteed by the material domestic subsidiaries and is collateralized with the stock of all of the Company’s subsidiaries. At December 31, 2010 and 2009, there were no outstanding borrowings under the credit facility.

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

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

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

Deferred financing costs

Amortization expense for deferred financing costs was $0.1 million for each of the years ended December 31, 2010, 2009 and 2008. The amortization of deferred financing cost recognized in 2010, 2009 and 2008 includes the amortization of cost related to the revolving credit facility entered into in 2007 and additional fees paid in June 2008 to exercise the Company’s option to increase the level of available borrowings under the credit facility. As of December 31, 2010 and 2009, deferred financing costs totaling $0.1 million and $0.2 million, respectively, are included in other assets on the consolidated balance sheet.

9.	Commitments and contingencies

Leases and related party transactions

The Company leases its headquarters facility from Duck Pond Creek, LLC. Two current executive officers of the Company each have a 4% ownership interest in Duck Pond Creek, LLC. The lease agreement was entered into in October 2008 and has a term of 15 years with two five-year renewal options by the Company. The annual base rent of the lease is $3.6 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse the Company an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During the years ended December 31, 2010, 2009 and 2008, rent expense was reduced by $0.3 million, $0.3 million and $0.1 million, respectively, related to this lease provision. The $4.0 million leasehold improvement allowance has been included in the table of operating lease commitments below as a reduction in the Company’s lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.

Additionally, the Company has subleased a portion of its facilities under various agreements extending through 2012. Under these agreements, rent expense was reduced by $0.4 million in each of the years ended December 31, 2010, 2009 and 2008, respectively. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $0.3 million and $0.2 million during 2011 and 2012, respectively. No minimum aggregate sublease commitments exist after 2012. The Company has also received, and expects to receive through 2012, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $2.0 million, $1.7 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Additionally, the Company leases various office space and equipment under operating leases. The Company also has various non-cancelable capital leases for computer equipment and furniture.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

As of December 31, 2010, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Years ending December 31, (in thousands)	Operating leases	Capital leases
2011	$6,505	$31
2012	5,979	2
2013	5,316	—
2014	5,005	—
2015	4,820	—
Thereafter	32,376	—

Total minimum lease payments	$60,001	33
Less: portion representing interest		2

Present value of net minimum lease payments		31
Less: current maturities		30

Long-term maturities		$1

Other commitments

The Company utilizes third-party relationships in conjunction with its products, with contractual arrangements varying in length from one to three years. In some cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements is approximately $4.2 million through 2013. The Company incurred expense under these arrangements of $4.1 million, $2.5 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company assesses the fair value of its liability on the above indemnities to be immaterial based on historical experience and information known at December 31, 2010.

10.	Income taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions and foreign jurisdictions including Canada, United Kingdom, Australia and Netherlands. The Company is generally subject to U.S. federal

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

income tax examination for calendar tax years 2007 through 2009 and state and foreign income tax examination for various years depending on statutes of limitations of those jurisdictions.

The following summarizes the components of income tax expense:

	Years ended December 31,
(in thousands)	2010	2009	2008
Current taxes:
U.S. Federal	$3,851	$3,139	$6,862
U.S. State and local	1,193	1,359	1,758
International	130	391	359

Total current taxes	5,174	4,889	8,979
Deferred taxes:
U.S. Federal	9,977	11,167	6,391
U.S. State and local	1,250	1,184	959
International	(26)	—	—

Total deferred taxes	11,201	12,351	7,350

Total income tax provision	$16,375	$17,240	$16,329

The following summarizes the components of income before provision for income taxes:

	Years ended December 31,
(in thousands)	2010	2009	2008
U.S.	$45,887	$43,991	$44,828
International	293	1,696	1,379

Income before provision for income taxes	$46,180	$45,687	$46,207

A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Years ended December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	4.3	4.2	4.2
Change in state income tax rate applied to deferred tax asset	—	—	(0.8)
Disqualifying dispositions of incentive stock options	(0.3)	(0.2)	(0.8)
State credits, net of federal benefit	(2.4)	(2.1)	(2.8)
Change in valuation reserve	2.4	3.4	2.7
Federal credits generated	(3.2)	(3.0)	(0.9)
Other	(0.3)	0.4	(1.3)

Income tax provision effective rate	35.5%	37.7%	35.3%

The Company recorded net excess tax benefits attributable to stock option and stock appreciation right exercises and restricted stock vesting of $2.6 million, $2.3 million and expense of $1.1 million in stockholders’ equity during the years ended December 31, 2010, 2009 and 2008, respectively.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The amount of tax allocated to the translation adjustment recorded in accumulated other comprehensive income was a benefit of $0.2 million, a benefit of $0.4 million and an expense of $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The significant components of the Company’s deferred tax asset were as follows:

	December 31,
(in thousands)	2010	2009
Deferred tax assets relating to:
State and foreign tax credits	$11,236	$10,391
Federal and state net operating loss carryforwards	18,894	19,804
Allowance for doubtful accounts	1,014	1,294
Deferred revenue	6,163	5,911
Intangible assets	28,466	35,985
Effect of expensing nonqualified stock options and restricted stock	7,659	8,113
Other	4,208	2,594

Total deferred tax assets	77,640	84,092
Deferred tax liabilities relating to:
Intangible assets	(8,995)	(8,345)
Fixed assets	(4,994)	(3,090)
Other	(4,234)	(3,365)

Total deferred tax liabilities	(18,223)	(14,800)
Valuation allowance	(9,614)	(7,994)

Net deferred tax asset	$49,803	$61,298

As of December 31, 2010, the Company had a federal foreign tax credit carryover of approximately $1.1 million, which will expire between 2016 and 2018. As of December 31, 2010 the Company had state tax credit carryovers of approximately $10.1 million net of federal tax, which will expire between 2011 and 2025, if unused. These state tax credits had a valuation reserve of approximately $7.9 million net of federal tax, as of December 31, 2010.

The Company acquired all of its federal and state net operating loss carryforwards in business acquisitions. At December 31, 2010, the Company had deferred tax assets of $16.2 million for federal net operating loss carryforwards and $2.7 million for state net operating loss carryforwards. These deferred assets pertain to net operating loss carryforwards of approximately $46.4 million and $52.1 million for federal and state purposes, respectively, at December 31, 2010. These net operating loss carryforwards expire during various tax years through 2030. As a result of the Kintera acquisition, Kintera underwent a change in ownership under Section 382 of the Internal Revenue Code (IRC Sec. 382) on July 8, 2008, the date of the Company’s acquisition. In general, IRC Sec. 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. These limitations restrict the amount of the aforementioned net operating loss carryforwards that are available to offset taxable income each year. A portion of the state net operating loss carryforward has a valuation reserve due to management’s uncertainty regarding the future ability to use such carryforwards.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The following table illustrates the change in the Company’s deferred tax asset valuation allowance.

(in thousands)	Balance at beginning of year	Acquisition related change	Charges to expense	Balance at end of year
Years ended December 31,
2010	$7,994	$75	$1,545	$9,614
2009	7,865	(1,378)	1,507	7,994
2008	3,891	2,741	1,233	7,865

In connection with the execution of certain state tax planning strategies, it is possible that in the near future the Company might release a portion of the deferred tax asset valuation allowance. Any reversal of valuation allowances will favorably impact our results of operations in the period of the reversal.

The following table sets forth the change to the Company’s unrecognized tax benefit for the year ended December 31, 2010, 2009 and 2008:

	December 31,
(in thousands)	2010	2009	2008
Balance at beginning of year	$1,231	$346	$629
Increases from prior period positions	126	427	—
Increases from current period positions	297	485	23
Lapse of statute of limitations	(240)	(27)	(306)

Balance at end of year	$1,414	$1,231	$346

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $1.4 million at December 31, 2010. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2010 and 2009 was $0.1 million and $0.2 million, respectively. The total amount of interest and penalties included in the consolidated statement of operations as a decrease in income tax expense for 2010 was $0.2 million. The total amount of interest and penalties included in the consolidated statement of operations for 2008 was $0.1 million of an increase in income tax expense; interest and penalties were immaterial in 2009.

The Company has taken positions in certain taxing jurisdictions related to state nexus issues for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease is not material at December 31, 2010.

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

Employee stock-based compensation plans

Under the Blackbaud, Inc. 2008 Equity Incentive Plan (2008 Equity Plan), the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to eligible employees, directors and

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

consultants. The Company maintains other stock based compensation plans including the 2004 Stock Plan and the 2001 Stock Option Plan, under which no additional grants may be made, and the 2009 Equity Compensation Plan for Employees from Acquired Companies, under which the Company may grant shares of its common stock to employees pursuant to employment contracts or other arrangements entered into in connection with past and future acquisitions. In connection with the acquisition of Kintera on July 8, 2008, the Company also maintains the Kintera, Inc. 2000 Stock Option Plan, as amended (Kintera 2000 Plan) and Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended (Kintera 2003 Plan), that it assumed upon the acquisition of Kintera. The Company’s Compensation Committee of the Board of Directors administers the plans and the stock-based awards are granted under terms determined by them. The total number of authorized stock-based awards available under the Company’s plans was 2,296,136 as of December 31, 2010. The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of stock appreciation rights or upon granting of restricted stock.

The Company has issued four types of awards under these plans: stock options, restricted stock awards, restricted stock unit awards and stock appreciation rights. The following table sets forth the number of awards outstanding for each award type as of December 31, 2010 and 2009.

	Outstanding at December 31,
Award type	2010	2009
Stock options	406,425	1,091,241
Restricted stock awards	1,151,775	1,206,371
Restricted stock unit awards	61,891	—
Stock appreciation rights	2,417,658	1,764,603

The majority of the stock-based awards granted under these plans have a 10-year contractual term. The option to purchase 800,000 shares of common stock granted on November 28, 2005, to the current Chief Executive Officer (CEO), has a 7-year contractual term. Additionally, stock appreciation rights (SARs) have contractual lives of 5 or 7 years.

The Company recognizes compensation expense associated with options and restricted stock unit awards with performance or market based vesting conditions on an accelerated basis over the requisite service period of the individual grantees, which generally equals the vesting period. The Company recognizes compensation expense associated with restricted stock awards and SARs on a straight-line basis over the requisite service period of the individual grantees, which generally equals the vesting period.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Stock-based compensation expense is allocated to expense categories on the statements of operations based on the employees’ departmental cost center. The following table summarizes stock-based compensation expense for the year ended December 31, 2010, 2009 and 2008.

	Years ended December 31,
(in thousands)	2010	2009	2008
Included in cost of revenue:
Cost of services	$1,742	$1,433	$1,442
Cost of maintenance	814	750	534
Cost of subscriptions	392	387	283

Total included in cost of revenue	2,948	2,570	2,259
Included in operating expenses:
Sales and marketing	1,366	1,605	1,607
Research and development	2,844	2,944	2,396
General and administrative	5,901	5,168	5,823

Total included in operating expenses	10,111	9,717	9,826

Total	$13,059	$12,287	$12,085

The total amount of compensation cost related to non-vested awards not recognized was $34.4 million at December 31, 2010. This amount will be recognized over a weighted average period of 1.9 years.

Stock options

The following table summarizes the options outstanding under each of the Company’s stock-based compensation plans as of December 31, 2010. All options are fully vested at December 31, 2010.

Plan	Date of adoption		Options outstanding	Range of exercise prices
2001 Stock Option Plan	July 1, 2001		70,260	$4.80-$5.44
2004 Stock Plan	March 23, 2004		316,047	$8.00-$16.10
Kintera 2000 Plan	July 8, 2008	(1)	4,914	$1.16-$19.26
Kintera 2003 Plan	July 8, 2008	(1)	15,204	$10.59-$21.38

Total			406,425
(1)	In connection with the acquisition of Kintera, the Company assumed certain stock options issued and outstanding at the date of acquisition.

A summary of outstanding options as of December 31, 2010, and changes during the year then ended, is as follows:

Options	Share options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2010	1,091,241	$12.32
Exercised	(684,019)	11.79
Forfeited	(797)	13.56

Outstanding, vested and exercisable at December 31, 2010	406,425	$13.22	2.1	$5,154

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $9.1 million, $5.9 million and $1.8 million, respectively. The total fair value of options that vested during the year ended December 31, 2010 was not material. The total fair value of options that vested during the year ended December 31, 2009 and 2008 was $2.3 million and $2.8 million, respectively. All outstanding options granted by the Company had a fair market value assigned at grant date based on the use of the Black-Scholes option pricing model. The assumptions used in the valuation of options are the same as described in the stock appreciation rights section below.

There have been no new stock option awards granted since 2005.

Restricted stock awards

The Company has also granted shares of common stock subject to certain restrictions under the 2008 Equity Plan and the 2004 Stock Plan. Restricted stock awards granted to employees vest in equal annual installments over four years from the grant date. Restricted stock awards granted to non-employee directors vest after one year from the date of grant or, if earlier, immediately prior to the next annual election of directors, provided the non-employee director is serving as a director at that time. Restricted stock awards granted to the Company’s executive officers and certain members of management are subject to accelerated vesting upon a change in control of the Company as defined in the employees’ retention agreement. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted stock awards are recognized in the period the restrictions lapse to the extent expense has been recognized. Tax benefits associated with stock-based compensation in excess of the related book expense recorded are credited to additional paid-in capital within stockholders’ equity.

A summary of unvested restricted stock awards as of December 31, 2010, and changes during the year then ended, is as follows:

Unvested restricted stock awards	Restricted stock awards	Weighted average grant-date fair value
Unvested at January 1, 2010	1,206,371	$20.20
Granted	460,659	26.61
Vested	(426,975)	20.99
Forfeited	(88,280)	20.50

Unvested at December 31, 2010	1,151,775	$22.45

As of December 31, 2010, the number and intrinsic value of restricted stock awards expected to vest was 1,093,888 and $28.3 million, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2010, 2009 and 2008 was $9.0 million, $9.3 million and $6.9 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2010, 2009 and 2008 was $26.61, $21.36 and $14.89, respectively.

Restricted stock unit awards

The Company has also granted restricted stock units subject to certain restrictions under the 2008 Equity Plan. Restricted stock units granted to employees vest in equal annual installments over three years from the grant date subject to meeting certain performance conditions. Restricted stock units granted to the Company’s executive officers and certain members of management are subject to accelerated vesting upon a change in control of the

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Company as defined in the employees’ retention agreement. The fair market value of the stock at the time of the grant is amortized on an accelerated basis to expense over the period of vesting. Income tax benefits resulting from the vesting of restricted stock units are recognized in the period the unit is exercised to the extent expense has been recognized. Tax benefits associated with stock-based compensation in excess of the related book expense recorded are credited to additional paid-in capital within stockholders’ equity.

A summary of unvested restricted stock unit awards as of December 31, 2010, and changes during the year then ended, is as follows:

Unvested restricted stock unit awards	Restricted stock unit awards	Weighted average grant-date fair value
Unvested at January 1, 2010	—	$—
Granted	61,891	22.79

Unvested at December 31, 2010	61,891	$22.79

As of December 31, 2010, the number and intrinsic value of restricted stock units expected to vest was 61,429 and $1.6 million, respectively.

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

A summary of SARs as of December 31, 2010, and changes during the year then ended, is as follows:

Stock appreciation rights	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2010	1,764,603	$21.79
Granted	940,030	25.44
Exercised	(162,640)	17.30
Expired	(34,499)	26.11
Forfeited	(89,836)	19.73

Outstanding at December 31, 2010	2,417,658	$23.53	5.3	$6,523

Unvested and expected to vest at December 31, 2010	1,542,388	$23.52	6.0	$4,236

Vested and exercisable at December 31, 2010	827,436	$23.56	3.9	$2,143

The total intrinsic value of SARs exercised during the year ended December 31, 2010 and 2009 was $1.4 million and $0.2 million, respectively. There were no SAR exercises prior to 2009. The total fair value of SARs that

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

vested during the year ended December 31, 2010, 2009 and 2008 was $3.6 million, $3.1 million and $1.1 million, respectively. The weighted average grant date fair value of SARs granted for the years ended December 31, 2010, 2009 and 2008 was $7.17, $7.38 and $5.02, respectively. All outstanding SARs granted by the Company had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in the Black-Scholes option pricing model for SARs granted in 2010, 2009 and 2008 are as follows:

	Years ended December 31,
	2010	2009	2008
Volatility	40% to 42%	45%	39% to 44%
Dividend yield	1.6% to 1.8%	1.7%	1.5% to 1.7%
Risk-free interest rate	0.9% to 1.9%	1.8%	2.1% to 3.2%
Expected SAR life in years	4	4	4

The expected volatility assumption is based on the historical volatility of the Company’s stock and the average expected volatility over the expected life of the SAR. The dividend yield is based on the adopted dividend policy in effect at the time of grant and the expectation of future dividends. The risk-free interest rate is based on United States Treasury rate for a term consistent with the expected life of the SAR at the time of grant. The expected life of the SAR represents the length of time from grant until the SAR is exercised based on experience.

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

The following table provides information with respect to quarterly dividends paid on common stock during the year ended December 31, 2010:

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2010	$0.11	February 26	March 15
April 2010	$0.11	May 28	June 15
July 2010	$0.11	August 27	September 15
October 2010	$0.11	November 27	December 15

On February 1, 2011, the Company’s Board of Directors declared a first quarter dividend of $0.12 per share payable on March 15, 2011 to stockholders of record on February 28, 2011.

Stock repurchase program

Effective August 1, 2010, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. The new

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

program does not have an expiration date. The prior program was terminated on July 31, 2010, and the remaining balance at that time was $8.2 million. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors.

The Company accounts for purchases of treasury stock under the cost method. During 2010, the Company purchased 1,007,082 shares for $22.6 million under the prior program. The remaining amount available to purchase stock under the stock repurchase program was $50.0 million as of December 31, 2010.

13.	Employee profit-sharing plan

The Company has a 401(k) profit-sharing plan (401K Plan) covering substantially all employees. Employees can contribute between 1% and 30% of their salaries in 2010, 2009 and 2008 and the Company matches 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at the Company’s discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2010, 2009 and 2008 were $3.5 million, $3.4 million and $2.2 million, respectively. There was no discretionary contribution by the Company to the 401K Plan in 2010, 2009 and 2008.

14.	Segment information

Effective January 1, 2010, the Company reorganized its business into three operating units to better align its organization around key customer groups. The three operating units are the Enterprise Customer Business Unit (ECBU), the General Markets Business Unit (GMBU) and the International Business Unit (IBU).

Following is a description of each operating unit:

•

The ECBU is focused on marketing, sales, delivery and support to large and/or strategic, specifically identified named prospects and customers in North America. In addition, ECBU is focused on marketing, sales and delivery of analytic services to all prospects and customers worldwide.

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

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The Company has recast its segment disclosures for 2009 and 2008 in order to present comparable financial results for the new reportable segments. Summarized reportable segment financial results for the year ended December 31, 2010, 2009 and 2008 were as follows:

(in thousands)	Years ended December 31,
	2010	2009	2008
Revenue by segment:
ECBU	$132,261	$120,578	$112,734
GMBU	160,121	155,503	159,291
IBU	27,239	26,945	27,606
Other(1)	7,473	6,312	2,864

Total revenue	$327,094	$309,338	$302,495

Segment operating income:
ECBU	53,264	48,733	41,995
GMBU	87,178	88,468	88,640
IBU(2)	5,765	7,306	7,835
Other(1)	3,112	2,287	277

	149,319	146,794	138,747
Less:
Corporate unallocated costs(3)	82,953	81,625	73,300
Stock based compensation costs	13,059	12,287	12,085
Amortization expense	7,010	7,090	5,961
Interest expense, net	(10)	325	1,000
Other (income) expense, net	127	(220)	194

Income before provision for income taxes	$46,180	$45,687	$46,207
(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.
(2)	IBU operating income is reduced by operating costs from our foreign locations such as sales, marketing, general administrative, depreciation, facilities and IT support costs.
(3)	Corporate costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

The Company also derives a portion of its revenue from its foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable, long-lived assets by geographic region based on the location of the assets.

(in thousands)	United States	Canada	Europe	Pacific	Total
Revenue from external customers:
2010	$282,847	$17,862	$19,383	$7,002	$327,094
2009	269,604	13,793	20,490	5,451	309,338
2008	262,170	13,951	20,401	5,973	302,495
Property and equipment:
December 31, 2010	$22,138	$49	$581	$195	$22,963
December 31, 2009	$21,570	$83	$662	$192	$22,507

It is impractical for the Company to identify its revenues by product category.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

15.	Quarterly results (unaudited)

(in thousands, except per share data)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenue	$76,239	$80,671	$83,226	$86,958
Gross profit	45,593	48,985	49,951	50,750
Income from operations	9,668	11,155	13,126	12,348
Income before provision for income taxes	9,645	10,914	13,155	12,466
Net income	5,952	6,790	8,519	8,544
Earnings per share
Basic	$0.14	$0.16	$0.20	$0.20
Diluted	$0.13	$0.15	$0.20	$0.20
(in thousands, except per share data)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenue	$74,741	$76,415	$79,205	$78,977
Gross profit	44,463	45,919	48,664	49,352
Income from operations	7,762	10,841	13,883	13,306
Income before provision for income taxes	7,238	10,639	13,960	13,850
Net income	4,072	6,588	9,828	7,959
Earnings per share
Basic	$0.10	$0.15	$0.23	$0.18
Diluted	$0.09	$0.15	$0.22	$0.18

Earnings per common share are computed independently for each of the periods presented and, therefore, may not add up to the total for the year. The results of operations of acquired companies are included in the consolidated results of operations from the date of their respective acquisition as described in Note 2.

16.	Subsequent event

On February 1, 2011, the Company acquired all of the outstanding stock of Public Interest Data Inc, (PIDI), an Alexandria, Virginia-based company for $17.5 million in cash. The Company will also pay up to an additional $2.5 million in contingent payments based upon performance of the acquired business through the two-year anniversary of the transaction. PIDI provides database management services (DMS), acquisition list services, and data analytics and enrichment services for nonprofits. The acquisition of PIDI augments the Company’s DMS business while providing incremental analytics capabilities in the area of donor acquisition list analytics. The Company is currently in the process of determining the initial accounting for this acquisition.