Form 10-Q
period 2011-03-31
BLACKBAUD INC
filed 2011-05-10
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares of the registrant’s Common Stock outstanding as of April 25, 2011 was 44,502,932.

BLACKBAUD, INC.

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial statements
	Consolidated balance sheets as of March 31, 2011 and December 31, 2010 (unaudited)	1
	Consolidated statements of operations for the three months ended March 31, 2011 and 2010 (unaudited)	2
	Consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the three months ended March 31, 2011 and the year ended December 31, 2010 (unaudited)	4
	Notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	16
Item 3.	Quantitative and qualitative disclosures about market risk	27
Item 4.	Controls and procedures	27

PART II.	OTHER INFORMATION
Item 2.	Unregistered sales of equity securities and use of proceeds	28
Item 6.	Exhibits	28

Signatures
Exhibit – 2.3
Exhibit – 31.1
Exhibit – 31.2
Exhibit – 32.1
Exhibit – 32.2
Exhibit – 101

PART I- FINANCIAL INFORMATION

Item 1.	Financial statements

Blackbaud, Inc.

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$24,126	$27,974
Donor restricted cash	14,870	16,359
Accounts receivable, net of allowance of $2,636 and $2,687 at March 31, 2011 and December 31, 2010, respectively	50,311	59,804
Prepaid expenses and other current assets	26,796	33,847
Deferred tax asset, current portion	5,160	5,164

Total current assets	121,263	143,148
Property and equipment, net	23,819	22,963
Deferred tax asset	40,839	44,639
Goodwill	88,935	76,247
Intangible assets, net	44,852	38,515
Other assets	2,614	2,579

Total assets	$322,322	$328,091

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$9,858	$9,883
Accrued expenses and other current liabilities	23,518	28,322
Donations payable	14,870	16,359
Deferred revenue, current portion	135,489	141,149

Total current liabilities	183,735	195,713
Deferred revenue	6,126	6,900
Other liabilities	3,288	2,419

Total liabilities	193,149	205,032

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized, 53,350,536 and 53,316,280 shares issued at March 31, 2011 and December 31, 2010, respectively	53	53
Additional paid-in capital	162,320	158,419
Treasury stock, at cost; 8,846,663 and 8,842,882 shares at March 31, 2011 and December 31, 2010, respectively	(161,288)	(161,186)
Accumulated other comprehensive loss	(463)	(512)
Retained earnings	128,551	126,285

Total stockholders’ equity	129,173	123,059

Total liabilities and stockholders’ equity	$322,322	$328,091

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

(Unaudited)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2011	2010
Revenue
License fees	$4,551	$5,167
Subscriptions	25,510	19,176
Services	24,032	20,089
Maintenance	31,833	30,597
Other revenue	1,348	1,210

Total revenue	87,274	76,239

Cost of revenue
Cost of license fees	688	617
Cost of subscriptions	9,162	7,226
Cost of services	19,005	15,916
Cost of maintenance	6,251	5,770
Cost of other revenue	1,134	1,117

Total cost of revenue	36,240	30,646

Gross profit	51,034	45,593

Operating expenses
Sales and marketing	19,345	16,423
Research and development	11,966	10,909
General and administrative	9,202	8,397
Amortization	233	196

Total operating expenses	40,746	35,925

Income from operations	10,288	9,668
Interest income	33	20
Interest expense	(24)	(46)
Other income, net	69	3

Income before provision for income taxes	10,366	9,645
Income tax provision	2,782	3,693

Net income	$7,584	$5,952

Earnings per share
Basic	$0.17	$0.14
Diluted	$0.17	$0.13

Common shares and equivalents outstanding
Basic weighted average shares	43,352,216	43,435,218
Diluted weighted average shares	43,916,657	44,226,074
Dividends per share	$0.12	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities
Net income	$7,584	$5,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,017	3,819
Provision for doubtful accounts and sales returns	1,124	457
Stock-based compensation expense	3,796	3,152
Excess tax benefits from stock based compensation	(193)	(1,014)
Deferred taxes	382	795
Other non-cash adjustments	(561)	(160)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	9,113	696
Prepaid expenses and other assets	7,146	3,274
Trade accounts payable	(1,547)	61
Accrued expenses and other current liabilities	(6,373)	(6,356)
Donor restricted cash	1,527	3,147
Donations payable	(1,527)	(3,147)
Deferred revenue	(6,976)	(3,348)

Net cash provided by operating activities	17,512	7,328

Cash flows from investing activities
Purchase of property and equipment	(1,073)	(5,069)
Purchase of net assets of acquired companies, net of cash acquired	(16,475)	-
Purchase of intangible assets	-	(130)
Proceeds from sale of assets	600	-

Net cash used in investing activities	(16,948)	(5,199)

Cash flows from financing activities
Dividend payments to stockholders	(5,336)	(4,910)
Proceeds from exercise of stock options	316	2,654
Excess tax benefits from stock based compensation	193	1,014
Payments on debt	-	(187)
Payments on capital lease obligations	(14)	(81)

Net cash used in financing activities	(4,841)	(1,510)

Effect of exchange rate on cash and cash equivalents	429	(107)

Net (decrease) increase in cash and cash equivalents	(3,848)	512
Cash and cash equivalents, beginning of period	27,974	22,769

Cash and cash equivalents, end of period	$24,126	$23,281

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

(Unaudited)

	Comprehensive income	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
(in thousands, except share amounts)		Shares	Amount
Balance at December 31, 2009		52,214,606	$52	$134,726	$(134,382)	$(201)	$115,911	$116,106
Net income	$29,805	-	-	-	-	-	29,805	29,805
Payment of dividends	-	-	-	-	-	-	(19,490)	(19,490)
Purchase of 1,007,082 treasury shares under stock repurchase program	-	-	-	-	(22,613)	-	-	(22,613)
Exercise of stock options and stock appreciation rights	-	729,295	1	8,064	-	-	-	8,065
Surrender of 158,459 shares upon restricted stock vesting and exercise of stock appreciation rights	-	-	-	-	(4,191)	-	-	(4,191)
Tax impact of exercise of nonqualified stock options and restricted stock vesting	-	-	-	2,629	-	-	-	2,629
Stock-based compensation	-	-	-	13,000	-	-	59	13,059
Restricted stock grants	-	460,659	-	-	-	-	-	-
Restricted stock cancellations	-	(88,280)	-	-	-	-	-	-
Translation adjustment, net of tax	(311)	-	-	-	-	(311)	-	(311)

Comprehensive income	$29,494
Balance at December 31, 2010		53,316,280	$53	$158,419	$(161,186)	$(512)	$126,285	$123,059

Net income	$7,584	-	-	-	-	-	7,584	7,584
Payment of dividends	-	-	-	-	-	-	(5,336)	(5,336)
Exercise of stock options and stock appreciation rights	-	53,097	-	316	-	-	-	316
Surrender of 3,781 shares upon restricted stock vesting and exercise of stock appreciation rights	-	-	-	-	(102)	-	-	(102)
Tax impact of exercise of nonqualified stock options and restricted stock vesting	-	-	-	(193)	-	-	-	(193)
Stock-based compensation	-	-	-	3,778	-	-	18	3,796
Restricted stock grants	-	5,103	-	-	-	-	-	-
Restricted stock cancellations	-	(23,944)	-	-	-	-	-	-
Translation adjustment, net of tax	49	-	-	-	-	49	-	49

Comprehensive income	$7,633
Balance at March 31, 2011		53,350,536	$53	$162,320	$(161,288)	$(463)	$128,551	$129,173

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

1. Organization

Blackbaud, Inc. (the Company) is the leading global provider of software and related services designed specifically for nonprofit organizations, and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of March 31, 2011, the Company had approximately 24,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim financial statements

The interim consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and other forms filed with the SEC from time to time.

During the three months ended March 31, 2011, the Company recorded an out-of-period adjustment that increased income from operations by $0.8 million, $0.5 million net of tax, for the recognition of net revenue and related commission expense associated with subscription-based solutions for which revenue had not been properly recorded in prior periods. The Company has determined that the impact of this out-of-period adjustment recorded in the three months ended March 31, 2011 is immaterial to the results of operations in all applicable prior annual periods. The Company also expects the impact of the adjustment to be immaterial to the full year 2011 results of operations.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include revenue recognition, the allowance for sales returns and doubtful accounts, valuation of long-lived and intangible assets and goodwill, stock-based compensation, the provision for income taxes and valuation of deferred tax assets. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Revenue recognition

The Company’s revenue is primarily generated from the following sources: (1) selling perpetual licenses of its software products; (2) charging for the use of its software products in a hosted environment; (3) providing professional services including implementation, training, consulting, analytic, hosting and other services; and (4) providing software maintenance and support services.

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

Subscriptions

The Company provides hosting services to customers who have purchased perpetual rights to certain of its software products (hosting services). Revenue from hosting services, as well as data enrichment services, data management services and online training programs is recognized ratably over the service period of the contract, which generally ranges from one to three years, upon deployment and use of the service. Any related set-up fees are also recognized ratably over the same service period of the contract.

The Company makes certain of its software products available for use in hosted application arrangements without licensing perpetual rights to the software (hosted applications). Revenue from hosted applications is recognized over the subscription service period, which generally ranges from one to three years, upon deployment and use of the hosted application. Any related upfront activation, set-up or implementation fees are also recognized ratably over the same service period. Direct and incremental costs relating to activation, set-up and implementation for hosted applications are capitalized until the hosted application is deployed and in use, and then expensed over the remaining term of the arrangement.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

For arrangements that have multiple elements and do not include software licenses, the Company allocates arrangement consideration at the inception of the arrangement to those elements that qualify as separate units of accounting. The arrangement consideration is allocated to the separate units of accounting based on relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor specific objective evidence (VSOE) if available; (ii) third party evidence (TPE) if VSOE is not available; and (iii) best estimate of selling price if neither VSOE nor TPE is available. In general, the Company uses VSOE in order to allocate the selling price to subscription and service deliverables.

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

The Company sells training at a fixed rate for each specific class, at a per attendee price or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. Additionally, the Company sells fixed-rate programs, which permit customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions, and revenue is recognized ratably over this contract period.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Goodwill

The change in goodwill by reportable segment during the three months ended March 31, 2011 consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Other	Total
Balance at December 31, 2010	$43,152	$26,472	$4,514	$2,109	$76,247
Additions related to business combinations	12,560	-	-	-	12,560
Disposition related to sale of assets	-	-	-	(51)	(51)
Effect of foreign currency translation	-	-	179	-	179

Balance at March 31, 2011	$55,712	$26,472	$4,693	$2,058	$88,935

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
(in thousands)	2011	2010
Included in cost of revenue:
Cost of license fees	$132	$94
Cost of subscriptions	801	760
Cost of services	387	336
Cost of maintenance	252	297
Cost of other revenue	19	19

Total included in cost of revenue	1,591	1,506
Included in operating expenses	233	196

Total	$1,824	$1,702

Recently adopted accounting pronouncements

Effective January 1, 2011, the Company adopted Accounting Standards Update (ASU) 2009-13, which amends the existing criteria for separating consideration in multiple-deliverable arrangements. Arrangements that include perpetual software licenses are excluded from the scope of this ASU. ASU 2009-13 establishes a hierarchy for determining the selling price of a deliverable and requires the use of best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. As a result of the requirement to use the best estimate of the selling price when VSOE or TPE of the selling price cannot be determined, the residual method will no longer be permitted. ASU 2009-13 is applicable prospectively for revenue arrangements entered into or materially modified after the adoption date. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

3. Business combinations

PIDI

On February 1, 2011, the Company acquired all of the outstanding stock of Public Interest Data, Inc. (PIDI), a privately held company based in Virginia, for $16.6 million in cash. The acquisition of PIDI provided the Company additional capabilities in the area of donor acquisition list analytics and should enhance the Company’s database management services offerings. The results of operations of PIDI are included in the consolidated financial statements of the Company from the date of acquisition. During the first three months of 2011, total revenue from PIDI was $1.4 million and cost of revenue was $0.9 million. Acquisition-related costs of $1.0 million, which primarily consisted of legal and financial advisory services, were recorded in income from operations during the three months ended March 31, 2011.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

In addition to the consideration paid at closing, the Company may be required to pay up to a maximum of $2.5 million in additional cash consideration if PIDI meets revenue targets over the two years subsequent to the acquisition. A liability of $1.4 million was initially recognized for the estimated contingent consideration that will be paid based on a probability-weighted discounted cash flow valuation technique. Any change in the fair value, or any change upon final settlement, of the contingent consideration liability will be recognized in income from operations.

The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed:

(in thousands)
Cash and cash equivalents	$91
Accounts receivable	686
Other assets, current and noncurrent	291
Property and equipment	459
Intangibles	8,180
Goodwill	12,560
Trade accounts payable	(478)
Accrued expenses and other liabilities	(1,814)
Deferred tax liabilities, current and noncurrent	(3,409)

$16,566

The estimated fair value of accounts receivable approximates contractual value. The goodwill recognized is attributable primarily to the assembled workforce of PIDI and the opportunities for expected synergies. None of the goodwill arising in the acquisition is deductible for income tax purposes. All of the goodwill is assigned to the Enterprise Customer Business Unit reporting segment. The acquisition resulted in the identification of the following intangible assets:

	Intangible assets acquired (in thousands)	Weighted average amortization period (in years)
Customer relationships	$5,730	15
Marketing assets	150	2
Acquired software	1,720	8
Non-compete agreements	580	4

	$8,180

The fair value of the intangible assets was based on the income approach, which included both the relief of royalty and multi-period excess earnings methods. Customer relationships are amortized on an accelerated basis. Marketing assets, acquired software and non-compete agreements are amortized on a straight-line basis.

Pro forma results of operations for PIDI have not been presented because the results of PIDI are not material to the Company’s consolidated financial results.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2011	2010
Numerator:
Net income, as reported	$7,584	$5,952
Denominator:
Weighted average common shares	43,352,216	43,435,218
Add effect of dilutive securities:
Employee stock options and restricted stock	564,441	790,856

Weighted average common shares assuming dilution	43,916,657	44,226,074

Earnings per share:
Basic	$0.17	$0.14
Diluted	$0.17	$0.13

The following shares and potential shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2011	2010
Shares excluded from calculations of diluted EPS	399,263	164,355

5. Comprehensive income

Total comprehensive income for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
(in thousands)	2011	2010
Net income	$7,584	$5,952
Foreign currency translation adjustment, net of tax	49	(274)

Comprehensive income	$7,633	$5,678

The amount of tax allocated to the translation adjustment recorded in accumulated other comprehensive income (loss) was an expense of $30,000 and a benefit of $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Deferred sales commissions	$11,913	$11,666
Prepaid software maintenance and royalties	4,363	4,352
Deferred professional services costs	4,261	3,447
Taxes, prepaid and receivable	2,342	10,826
Other	3,917	3,556

Total prepaid expenses and other current assets	$26,796	$33,847

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Accrued commissions and salaries	$5,237	$5,922
Accrued bonuses	4,567	8,952
Customer credit balances	3,339	3,379
Taxes payable	3,314	3,683
Accrued health care costs	886	862
Accrued accounting and legal fees	847	1,083
Other	5,328	4,441

Total accrued expenses and other current liabilities	$23,518	$28,322

8. Debt

Revolving credit facility

The Company has a $90.0 million revolving credit facility expiring in July 2012, which has a remaining option to increase the amount available under the facility up to an additional $35.0 million, subject to certain terms and conditions. The revolving credit facility is guaranteed by the material domestic subsidiaries and is collateralized with the stock of all of the Company’s subsidiaries. At March 31, 2011 and December 31, 2010, there were no outstanding borrowings under the credit facility.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

9. Commitments and contingencies

Leases

The Company leases its headquarters facility from Duck Pond Creek, LLC. Two current executive officers of the Company each have a 4% ownership interest in Duck Pond Creek, LLC. The lease agreement has a term of 15 years with two five-year renewal options by the Company. The annual base rent of the lease is $3.6 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse the Company an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During the three months ended March 31, 2011 and 2010 rent expense was reduced by $66,700 related to this lease provision. The $4.0 million leasehold improvement allowance has been included in the table below of operating lease commitments as a reduction in the Company’s lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.

Additionally, the Company has subleased a portion of its facilities under various agreements extending through 2012. Under these agreements, rent expense was reduced by $0.1 million in each of the three-month periods ended March 31, 2011 and 2010, respectively. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $0.3 million for each of 2011 and 2012. No minimum aggregate sublease commitments exist after 2012. The Company has also received, and expects to receive through 2012, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.7 million for each of the three months ended March 31, 2011 and 2010, respectively.

Additionally, the Company leases various office space and equipment under operating leases. The Company also has various non-cancelable capital leases for computer equipment and furniture that are not significant.

As of March 31, 2011, the future minimum lease commitments related to operating lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31, (in thousands)
2011 – remaining	$5,185
2012	6,175
2013	5,287
2014	5,010
2015	4,831
Thereafter	37,367

Total minimum lease payments	$63,855

Other commitments

The Company utilizes third-party relationships in conjunction with its products, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The aggregate minimum purchase commitment under these arrangements is approximately $3.5 million through 2013. The Company incurred expense under these arrangements of $1.1 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

10. Income taxes

The Company calculated the provision for income taxes for the three months ended March 31, 2011 using the 2011 projected annual effective tax rate of 36.3%, which excludes period-specific items. The Company’s effective tax rate, including the effects of period-specific events, was as follows:

	Three months ended March 31,
	2011	2010
Effective tax rate	26.8%	38.3%

Period-specific items recorded in the three months ended March 31, 2011 included a decrease of $1.0 million in the valuation allowance for certain state net operating loss carryforwards, which reduced income tax expense. There were no material period-specific items recorded in the three months ended March 31, 2010.

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

The Company recorded net excess tax benefits on stock option exercises and restricted stock vesting of $0.2 million and $1.0 million in stockholders’ equity during the three months ended March 31, 2011 and 2010, respectively.

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $1.5 million at March 31, 2011. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties was not material to the consolidated balance sheet as of March 31, 2011 or December 31, 2010, or to the consolidated statement of operations for the three months ended March 31, 2011 or 2010.

The Company has taken positions in certain taxing jurisdictions related to state nexus issues for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease is not material at March 31, 2011.

It continues to be the Company’s intention to indefinitely reinvest undistributed foreign earnings. Accordingly, no deferred tax liability has been recorded in connection with the undistributed foreign earnings. It is not practicable for the Company to determine the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries.

11. Stock-based compensation

During the three months ended March 31, 2011, the Company issued 5,103 shares of restricted stock and 20,240 stock appreciation rights with an aggregate grant date fair value of $0.1 million and $0.2 million, respectively. The Company also issued performance-based restricted stock units to certain executive officers with an aggregate grant date value range of zero to $1.3 million depending on the achievement of the various performance targets. Under the performance-based restricted stock unit agreements, if the minimum performance targets are not met, the restricted stock units will not vest and no shares of the Company’s common stock will be granted. Compensation cost for the performance-based awards will be recognized to the extent the performance targets are achieved using the graded-vesting method over the requisite service period of three years. No stock options were issued in the three months ended March 31, 2011.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Stock-based compensation expense is allocated to expense categories on the consolidated statements of operations. The following table summarizes stock-based compensation expense for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
(in thousands)	2011	2010
Included in cost of revenue:
Cost of subscriptions	$102	$92
Cost of services	457	436
Cost of maintenance	242	177

Total included in cost of revenue	801	705
Included in operating expenses:
Sales and marketing	357	361
Research and development	843	711
General and administrative	1,795	1,375

Total included in operating expenses	2,995	2,447

Total	$3,796	$3,152

12. Stockholders’ equity

Dividends

In February 2011, the Company’s Board of Directors approved an annual dividend of $0.48 per share and declared its first quarter dividend of $0.12 per share, which was paid on March 15, 2011 to stockholders of record on February 28, 2011.

In May 2011, the Company’s Board of Directors declared a second quarter dividend of $0.12 per share payable on June 15, 2011 to stockholders of record on May 27, 2011.

13. Segment information

The Company is organized into three operating units that are aligned to key customer groups. The three operating units are the Enterprise Customer Business Unit (ECBU), the General Markets Business Unit (GMBU) and the International Business Unit (IBU).

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

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

(in thousands)	Three months ended March 31,
	2011	2010
Revenue by segment:
ECBU	$36,999	$29,233
GMBU	41,017	38,625
IBU	7,216	6,735
Other(1)	2,042	1,646

Total revenue	$87,274	$76,239

Segment operating income(2):
ECBU	14,999	12,512
GMBU	23,021	22,578
IBU	1,449	1,440
Other(1)	1,552	1,142

	41,021	37,672
Less:
Corporate unallocated costs(3)	25,113	23,150
Stock based compensation costs	3,796	3,152
Amortization expense	1,824	1,702
Interest (income) expense, net	(9)	26
Other income, net	(69)	(3)

Income before provision for income taxes	$10,366	$9,645

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.
(2)	Segment operating income includes direct, controllable costs related to the sale of products and services by the reportable segment, except for IBU, which includes operating costs from our foreign locations such as sales, marketing, general administrative, depreciation, facilities and IT support costs.
(3)	Corporate costs include research and development, data center operating costs, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Executive summary

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of March 31, 2011, we had approximately 24,000 active customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

Overall, revenue for the first quarter of 2011 increased 15% when compared to first quarter of 2010. When removing the impact of revenue from acquired companies and foreign currency translation, revenue increased by 12%. This increase was the result of continued growth in our subscription revenue, principally attributable to increased demand for our hosting services, online fundraising and data management offerings and the shift in our business towards hosted solutions. Also contributing to the growth in revenue is an increase in our services revenue, which is primarily due to an increase in volume of consulting services provided. Revenue associated with our core perpetual license offerings decreased in the first quarter 2011 when compared to the same period in 2010 as a result of the continuing decreases in sales of our perpetual license offerings to the mid-market customer base, which is principally the result of customers opting to purchase our solutions under alternative packaging with more flexible subscription-based pricing. We believe this trend will continue in the future.

Income from operations for the first quarter of 2011 increased by $0.6 million when compared to first quarter of 2010. The increase in income from operations is primarily attributable to growth in revenue, partially offset by (1) $1.0 million of acquisition-related costs, (2) an increase of $0.6 million in stock-based compensation expense and (3) an increase in selling and marketing expenses of $2.9 million. The increase in selling and marketing expenses is principally attributable to an increase in commissionable revenue and an increase in marketing costs associated with the launch of our new corporate branding and newly packaged offerings.

We ended the first quarter of 2011 with cash and cash equivalents totaling $24.1 million and no outstanding borrowings on our credit facility. During the first quarter 2011, we generated $17.5 million in cash flow from operations, of which $16.5 million was used to acquire a business and $5.3 million to pay dividends.

The pace and impact of economic recovery on the nonprofit market remains uncertain and, consequently, we expect that our operating environment will continue to be challenging in 2011 as existing and prospective customers remain cautious in their expenditure decisions. Notwithstanding these conditions, we remain focused on execution, investing in our key growth initiatives, strengthening our leadership position and carefully managing our costs and expenses to achieve our targeted level of profitability.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Results of operations

Comparison of the three months ended March 31, 2011 and 2010

We completed the acquisition of Public Interest Data, Inc., or PIDI, on February 1, 2011. We have included PIDI’s results of operations in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our results of operations due to the inclusion of PIDI. During the first quarter 2011, PIDI’s total revenue was $1.4 million and income from operations was $0.5 million.

Revenue

The table below compares revenue from our statements of operations for the three months ended March 31, 2011 with the same period in 2010.

	Three months ended March 31,
(in millions)	2011	2010	Change	% Change
License fees	$4.6	$5.2	$(0.6)	(12)%
Subscriptions	25.5	19.2	6.3	33%
Services	24.0	20.1	3.9	19%
Maintenance	31.8	30.5	1.3	4%
Other	1.4	1.2	0.2	17%
Total revenue	$87.3	$76.2	$11.1	15%

Total revenue increased $11.1 million, or 15%, in the first quarter of 2011 when compared to the first quarter of 2010. The increase in revenue is primarily attributable to growth in our subscription and services revenue. The increase in subscription revenue is primarily due to an increase in demand for our hosting services, online fundraising and data management offerings. The growth in revenue from our subscription offerings is also a result of the ongoing evolution of our product offerings from traditional perpetual license-based arrangements with upfront payments to subscription-based offerings with more flexible pricing and payments. Services revenue grew principally due to an increase in the volume of consulting services associated with implementation engagements of Blackbaud Enterprise CRM. The increase in maintenance revenue is primarily attributable to new maintenance contracts associated with new license agreements and increases in contracts with existing customers when comparing the first quarter of 2011 to the same period in 2010. The decrease in license fees is principally attributable to the continued shift in our customers’ buying preference away from perpetual license arrangements towards subscription-based hosted applications.

Operating results

The operating results analyzed below are presented on a non-GAAP basis: the results exclude the impact of stock-based compensation expense, amortization of intangibles arising from business combinations, gain on the sale of assets and acquisition-related expenses incurred in connection with our 2011 acquisition of PIDI because, in managing our operations, we believe that the exclusion of these costs allows us to better understand and manage our operating expenses and cash needs. These excluded costs are analyzed separately following the discussion of operating expenses.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

License fees

	Three months ended March 31,

(in millions)	2011	2010	Change	% Change
License fee revenue	$4.6	$5.2	$(0.6)	(12)%
Controllable cost of license fees	0.5	0.5	-	0%

License fee gross profit	$4.1	$4.7	$(0.6)	(13)%

License fee gross margin	89%	90%

Revenue from license fees is derived from the sale of our software products under a perpetual license agreement. We continue to experience a shift in our customers’ buying preference away from solutions offered under perpetual license arrangements towards subscription-based hosted applications. Additionally, we continue to experience longer sales cycle times, delays and postponements of purchasing decisions and overall caution exercised by existing and prospective customers as a result of continued challenges posed by the weakened economic environment. During first quarter 2011, revenue from license fees to existing customers increased $0.1 million and sales to new customers decreased by $0.7 million.

Direct controllable cost of license fees is principally comprised of third-party software royalties and variable reseller commissions. Cost of license fees in the first quarter of 2011 compared to the same period in 2010 remained unchanged.

The percentage point decrease in license fee gross margin in the first quarter of 2011 compared to the same period in 2010 is the result of an increase in the mix of license revenue for which we paid variable reseller commissions during the first quarter of 2011 when compared to the same period in 2010.

Subscriptions

	Three months ended March 31,

(in millions)	2011	2010	Change	% Change
Subscriptions revenue	$25.5	$19.2	$6.3	33%
Controllable cost of subscriptions	8.3	6.4	1.9	30%

Subscriptions gross profit	$17.2	$12.8	$4.4	34%

Subscriptions gross margin	67%	67%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, and variable transaction fees associated with the use of our products to fundraise online. Included in subscriptions revenue is $1.1 million of revenue attributable to the inclusion of PIDI and an out-of-period adjustment of $1.7 million, which increased subscription revenue in first quarter 2011, related to our accounting for subscription-based offerings that were earned in prior periods. Excluding revenue from PIDI and the out-of-period adjustment, the increase in subscription revenue of $3.6 million, or 19%, is principally attributable to the increase in demand for hosting services, online fundraising and data management offerings. We continue to experience growth in our hosted applications business and are increasingly experiencing a shift in our customers’ buying preference away from traditional perpetual licenses arrangements with upfront payment terms towards subscription based-offerings with more flexible pricing and payments. Additionally, revenue from our hosting services continues to increase as demand for these services continues to grow from both our existing and new perpetual license customers.

Controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, an allocation of depreciation, facilities and IT support costs and other costs incurred in

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

providing support and services to our customers. The increase in cost of subscriptions in the first quarter of 2011 compared to the same period in 2010 is principally attributable to an increase in headcount as a result of the inclusion of PIDI and investments we are making in our infrastructure to support the growth in our subscription offerings. Human resource costs increased $1.4 million as a result of the increase in headcount. The remaining increase is due to an increase in data center operating costs.

Services

	Three months ended March 31,
(in millions)	2011	2010	Change	% Change
Services revenue	$24.0	$20.1	$3.9	19%
Controllable cost of services	18.2	15.1	3.1	21%

Services gross profit	$5.8	$5.0	$0.8	16%

Services gross margin	24%	25%

Services revenue consists of consulting, installation, implementation, education and analytic services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities. Analytic services are comprised of donor prospect research, selling lists of potential donors, benchmarking studies and data modeling services. These services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product enables organizations to more effectively target their fundraising activities. We recognize services revenue attributable to consulting services for implementation of our hosted applications and subscription offerings ratably over the related term of the hosting or subscription arrangement. We also recognize the direct and incremental costs associated with consulting services revenue ratably over the service period. However, we continue to expense indirect costs in the period the cost is incurred.

Overall, the increase in services revenue during the first quarter 2011 when compared to the same period in 2010 is principally attributable to an increase in consulting services revenue of $3.5 million, analytic services revenue of $0.6 million and education services revenue of $0.6 million, partially offset by an out-of-period adjustment recorded in the first quarter of 2011 of $0.8 million which reduced consulting services revenue. The increase in consulting services revenue is principally attributable to an increase in the volume of consulting, installation and implementation services associated with our Blackbaud Enterprise CRM product offering, which was partially offset by a reduction in the effective rates we charge as a result of a higher level of discounts offered on our consulting services offerings during 2010. The rates we charge for our education and analytic services offerings have remained relatively constant year over year and, as such, the increase in revenue is principally the result of an increase in volume of services provided.

Controllable cost of services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals, other costs incurred in providing consulting, installation and implementation services and customer training, data expense incurred to perform analytic services and an allocation of depreciation, facilities and IT support costs. The increase in cost of services of $3.1 million in the first quarter 2011 when compared to the same period in 2010 is primarily attributable to an increase in human resource and third-party contractor costs of $2.7 million, which was driven by the need for additional resource capacity to meet the increasing demand for consulting services. Additionally, we continue to experience a shift in the mix of consultants to meet the needs of our enterprise customers, which require a higher level of skilled resources that carry a higher cost.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Maintenance

	Three months ended March 31,

(in millions)	2011	2010	Change	% Change
Maintenance revenue	$31.8	$30.5	$1.3	4%
Controllable cost of maintenance	5.8	5.3	0.5	9%

Maintenance gross profit	$26.0	$25.2	$0.8	3%

Maintenance gross margin	82%	83%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue of $1.3 million in the first quarter of 2011 compared to the first quarter of 2010 is principally comprised of $2.3 million of maintenance with new customers associated with new license agreements and increases in contracts with existing customers and $0.9 million from maintenance contract inflationary rate adjustments, offset by $1.9 million from maintenance contracts that were not renewed.

Controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs, an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers. The increase in cost of maintenance in the first quarter of 2011 compared to the same period in 2010 is principally attributable to an increase in human resource costs. Human resource costs increased due to an increase in headcount and a change in the mix of support resources. Headcount increased due to an increase in volume of our new maintenance contracts and increases in our existing maintenance customer contracts. Additionally, we continue to experience a shift in the mix of support resources to the meet the needs of our enterprise customers, which require a higher level of skilled resources that carry a higher cost.

The decrease in maintenance gross margin in first quarter 2011 is due to additional headcount to meet the increasing needs of our customers.

Other revenue

	Three months ended March 31,

(in millions)	2011	2010	Change	% Change
Other revenue	$1.4	$1.2	$0.2	17%
Controllable cost of other revenue	1.1	1.1	-	0%

Other gross profit	$0.3	$0.1	$0.2	200%

Other gross margin	21%	8%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations and fees from user conferences. Other revenue increased in the first quarter of 2011 when compared to the same period in 2010 primarily due to an increase in reimbursable travel-related costs from our services business.

Controllable cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations and an allocation of depreciation, facilities and IT support costs.

The increase in other gross margin is due to an increase in realization of reimbursable travel-related expenses.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

The following schedule reconciles non-GAAP gross profit discussed above to gross profit as stated on the statement of operations:

	Three months ended March 31,

(in millions)	2011	2010	Change	% Change
License fees	$4.1	$4.7	$(0.6)	(13)%
Subscriptions	17.2	12.8	4.4	34%
Services	5.8	5.0	0.8	16%
Maintenance	26.0	25.2	0.8	3%
Other	0.3	0.1	0.2	200%

Total non-GAAP gross profit	$53.4	$47.8	$5.6	12%

Less corporate costs not allocated:
Stock-based compensation expense	0.8	0.7	0.1	17%
Amortization of intangible assets acquired in business combinations	1.6	1.5	0.1	7%

Gross profit as stated in statements of operations	$51.0	$45.6	$5.4	12%

Gross margin %	58%	60%

Operating expenses

Sales and marketing

	Three months ended March 31,

(in millions)	2011	2010	Change	% Change
Sales and marketing expense excluding stock-based compensation	$18.9	$16.0	$2.9	18%
Add: Stock-based compensation expense	0.4	0.4	-	0%

Sales and marketing expense	$19.3	$16.4	$2.9	18%

% of revenue (excluding stock-based compensation)	22%	21%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. Sales and marketing expense in the first quarter of 2011 compared to the first quarter of 2010 increased by $2.9 million primarily due to an increase of $1.4 million in commission expense. The increase in commission expense is principally attributable to higher commission rates and an increase in commissionable sales and revenue in 2011. Additionally, human resource costs increased by $0.8 million and marketing programs related costs increased by $ 0.6 million. Human resources costs increased due to additional headcount. The increase in marketing programs related costs is principally attributable to the launch of our new corporate branding and an increase in marketing costs associated with newly packaged offerings.

The increase in sales and marketing expense as a percentage of revenue in the first quarter of 2011 when compared to first quarter of 2010 is principally due to an increase in commission expense.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Research and development

	Three months ended March 31,

(in millions)	2011	2010	Change	% Change
Research and development expense excluding stock-based compensation	$11.2	$10.2	$1.0	10%
Add: Stock-based compensation	0.8	0.7	0.1	14%

Research and development expense	$12.0	$10.9	$1.1	10%

% of revenue (excluding stock-based compensation)	13%	13%

Research and development expenses include human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. During the first quarter of 2011, the increase in research and development costs is principally attributable to an increase in human resource costs resulting from the ongoing investment we are making in our products.

General and administrative

	Three months ended March 31,

(in millions)	2011	2010	Change	% Change
General and administrative expense excluding stock-based compensation, acquisition-related costs and gain on sale of assets	$6.9	$7.0	$(0.1)	(1)%
Add: Acquisition-related costs	1.0	-	1.0	- %
Add: Gain on sale of assets	(0.5)	-	(0.5)	- %
Add: Stock-based compensation	1.8	1.4	0.4	29%

General and administrative expense	$9.2	$8.4	$0.8	10%

% of revenue (excluding stock-based compensation)	8%	9%

General and administrative expense consists primarily of human resource costs for general corporate functions, including senior management, finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, and other administrative expenses. During the first quarter 2011 compared to the same period in 2010, the decrease in general and administrative expense and the reduction in general and administrative costs as a percentage of revenue was principally due to a decrease in professional services costs.

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

Our consolidated statements of operations for the three months ended March 31, 2011 and 2010 include the amounts of stock-based compensation illustrated below:

	Three months ended March 31,

(in millions)	2011	2010	Change	% Change
Included in cost of revenue:
Cost of subscriptions	$0.1	$0.1	$-	0%
Cost of services	0.5	0.4	0.1	25%
Cost of maintenance	0.2	0.2	-	0%

Total included in cost of revenue	0.8	0.7	0.1	14%
Included in operating expenses:
Sales and marketing	0.4	0.4	-	0%
Research and development	0.8	0.7	0.1	14%
General and administrative	1.8	1.4	0.4	29%

Total included in operating expenses	3.0	2.5	0.5	20%

Total	$3.8	$3.2	$0.6	19%

Stock-based compensation is comprised of expense from restricted stock, performance-based restricted stock units and stock appreciation rights. The table below summarizes the stock-based compensation by award type for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,

(in millions)	2011	2010	Change	% Change
Stock-based compensation from:
Restricted stock	$2.5	$2.3	$0.2	9%
Performance-based restricted stock units	0.2	-	0.2	- %
Stock appreciation rights	1.1	0.9	0.2	22%

Total stock-based compensation	$3.8	$3.2	$0.6	19%

Stock-based compensation expense increased in the first quarter of 2011 compared to the same period in 2010 due to additional grants in the second half of 2010, partially offset by the vesting of grants issued in prior years.

The total amount of compensation costs related to non-vested awards not yet recognized was $31.0 million as of March 31, 2011. This amount will be recognized as expense over a weighted average period of 1.8 years.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Amortization

We allocated amortization expense to cost of revenue based on the nature of the respective identifiable intangible asset and whether the asset is directly associated with a specific component of revenue. Amortization expense included in our consolidated statements of operations for the three months ended March 31, 2011 and 2010 is illustrated below:

	Three months ended March 31,
(in millions)	2011	2010	Change	% Change
Included in cost of revenue:
Cost of license fees	$0.1	$0.1	$-	0%
Cost of subscriptions	0.8	0.8	-	0%
Cost of services	0.4	0.3	0.1	33%
Cost of maintenance	0.3	0.3	-	0%
Cost of other revenue	-	-	-	-%

Total included in cost of revenue	1.6	1.5	0.1	7%
Included in operating expenses	0.2	0.2	-	0%

Total	$1.8	$1.7	$0.1	6%

Acquisition-related costs

During the first quarter 2011, we expensed $1.0 million of acquisition-related costs, which were recorded in general and administrative expense. There were no similar expenses in the first quarter 2010.

Gain on sale of assets

During the first quarter 2011, we recognized a gain of $0.5 million from the sale of intangible assets, which was recorded as a reduction of general and administrative expense. There was no similar transaction in first quarter 2010.

Income tax provision

The estimated annual effective tax rate for 2011 is 36.3%, which excludes period-specific items. Following is our effective tax rate, including the effects of period-specific items:

	Three months ended March 31,
	2011	2010
Effective tax rate	26.8%	38.3%

Period-specific items recorded in the three months ended March 31, 2011 included a decrease of $1.0 million in the valuation allowance for certain state net operating loss carryforwards, which reduced income tax expense. There were no material period-specific items recorded in the three months ended March 31, 2010.

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

The amount of unrecognized tax benefit that, if recognized, would favorably affect our effective rate as of March 31, 2011 was $1.5 million. We have taken positions in certain taxing jurisdictions related to state nexus issues for which

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease was not material at March 31, 2011.

Liquidity and capital resources

At March 31, 2011, cash and cash equivalents totaled $24.1 million, compared to $28.0 million at December 31, 2010. The $3.8 million decrease in cash and cash equivalents during the first quarter of 2011 is principally the result of using cash generated from operations of $17.5 million and cash on hand to pay $16.5 million to acquire a business and $5.3 million in dividends to stockholders.

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

At March 31, 2011 we had no outstanding borrowings under our credit facility. We have drawn on our credit facility from time to time to help us meet short-term financial needs, such as business acquisitions and purchase of common stock under our repurchase program. Under our $90.0 million credit facility, which matures in July 2012, we have a remaining option to increase the aggregate amount available by up to $35.0 million. We believe our cash on hand, cash generated from operations and our credit facility provides us with sufficient flexibility to meet our financial needs.

Operating cash flow

Net cash provided by operating activities of $17.5 million increased by $10.2 million during the first quarter 2011 when compared to the first quarter of 2010. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.

Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Cash flow from operations associated with working capital increased $7.0 million in first quarter 2011 when compared to the same period in 2010. This net increase is principally due to:

•

an increase of $8.4 million in cash associated with a decrease in accounts receivable, primarily resulting from an increase in the collection of accounts receivable as a result the timing of billings in late 2010 as compared to the late 2009, and a slight improvement in collections; and

•	a refund of income tax payments of $6.0 million; partially offset by

•

a decrease of $3.6 million in cash associated with a decrease in deferred revenue, primarily resulting from an increase in revenue recognized from deferred maintenance and consulting services billings.

Investing cash flow

Net cash used in the first quarter of 2011 for investing activities was $16.9 million compared to $5.2 million in the first quarter of 2010. The increase is principally due to the purchase of PIDI in first quarter 2011.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Financing cash flow

Net cash used in financing activities for the first quarter of 2011 was $4.8 million compared to $1.5 million in the same period in 2010. The increase in cash used in financing activities is primarily due to a decrease in proceeds from stock option exercises and related tax benefits.

Commitments and contingencies

As of March 31, 2011, we had future minimum lease commitments of $63.8 million. There were no material changes outside the ordinary course of business in our contractual obligations since December 31, 2010.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum purchase commitments under these arrangements at March 31, 2011 were $3.5 million through 2013. We incurred expense under these arrangements of $1.1 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.

In February 2011, our Board of Directors approved our annual dividend of $0.48 per share for 2011. Dividends at the annual rate would aggregate to $21.1 million assuming 44.0 million shares of common stock are outstanding. Our ability to continue to declare and pay dividends may be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate operating cash flow.

Off-balance sheet arrangements

We do not believe we currently have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Foreign currency exchange rates

Approximately 14% of our total net revenue for the three-month period ended March 31, 2011 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.5 million at March 31, 2011 and at December 31, 2010.

The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During first quarter 2011, foreign translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates have had a material impact on our results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.

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

believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include: general economic risk; lengthy sales and implementation cycles, particularly in larger organizations; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; management of integration of recently acquired companies and other risks associated with acquisitions; the ability to attract and retain key personnel, including a new CFO; risk associated with successful implementation of multiple integrated software products; risks related to our dividend policy and stock repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by the credit facility; risks associated with management of growth; technological changes that make our products and services less competitive; and the other risk factors set forth from time to time in our SEC filings.

Item 3.	Quantitative and qualitative disclosures about market risk

Due to the nature of our short-term investments and the lack of material debt, we have concluded at March 31, 2011 that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.

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

The following table provides information about shares of common stock repurchased during the three months ended March 31, 2011 under our stock repurchase program, as well as common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, January 1, 2011				$50,000
January 1, 2011 through January 31, 2011	-	$ -	-	$50,000
February 1, 2011 through February 28, 2011	3,781	$26.76	-	$50,000
March 1, 2011 through March 31, 2011	-	$ -	-	$50,000
Total	3,781	$26.76	-	$50,000

(1)	During the period, there were no shares repurchased. These shares represent those withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock.

Item 6.	Exhibits

Exhibits:

2.3*	Stock Purchase Agreement by and among Public Interest Data, Inc. all of the Stockholders of Public Interest Data, Inc., Stephen W. Zautke, as Stockholder Representative and Blackbaud, Inc. dated as of February 1, 2011.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that Section, and shall not be part of any registration statement or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: May 10, 2011	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: May 10, 2011	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer