Form 10-Q
period 2011-06-30
BLACKBAUD INC
filed 2011-08-09
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2011

or

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

The number of shares of the registrant’s Common Stock outstanding as of July 25, 2011 was 44,614,059.

BLACKBAUD, INC.

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial statements
	Consolidated balance sheets as of June 30, 2011 and December 31, 2010 (unaudited)	1
	Consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	2
	Consolidated statements of cash flows for the three and six months ended June 30, 2011 and 2010 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the six months ended June 30, 2011 and the year ended December 31, 2010 (unaudited)	4
	Notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	17
Item 3.	Quantitative and qualitative disclosures about market risk	27
Item 4.	Controls and procedures	27

PART II.	OTHER INFORMATION
Item 2.	Unregistered sales of equity securities and use of proceeds	29
Item 6.	Exhibits	29

Signatures		30
Exhibit – 31.1
Exhibit – 31.2
Exhibit – 32.1
Exhibit – 32.2
Exhibit – 101

PART I- FINANCIAL INFORMATION

Item 1.	Financial statements

Blackbaud, Inc.

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$33,397	$27,974
Donor restricted cash	10,836	16,359
Accounts receivable, net of allowance of $2,826 and $2,687 at June 30, 2011 and December 31, 2010, respectively	68,610	59,804
Prepaid expenses and other current assets	29,770	33,847
Deferred tax asset, current portion	5,173	5,164

Total current assets	147,786	143,148
Property and equipment, net	25,558	22,963
Deferred tax asset	39,082	44,639
Goodwill	89,450	76,247
Intangible assets, net	42,229	38,515
Other assets	5,494	2,579

Total assets	$349,599	$328,091

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$13,344	$9,883
Accrued expenses and other current liabilities	27,831	28,322
Donations payable	10,835	16,359
Deferred revenue, current portion	146,895	141,149

Total current liabilities	198,905	195,713
Deferred revenue	10,593	6,900
Other liabilities	2,605	2,419

Total liabilities	212,103	205,032

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized, 53,469,136 and 53,316,280 shares issued at June 30, 2011 and December 31, 2010, respectively	54	53
Additional paid-in capital	167,402	158,419
Treasury stock, at cost; 8,857,378 and 8,842,882 shares at June 30, 2011 and December 31, 2010, respectively	(161,596)	(161,186)
Accumulated other comprehensive loss	(516)	(512)
Retained earnings	132,152	126,285

Total stockholders’ equity	137,496	123,059

Total liabilities and stockholders’ equity	$349,599	$328,091

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2011	2010	2011	2010
Revenue
License fees	$5,097	$6,972	$9,648	$12,139
Subscriptions	25,870	20,386	51,380	39,562
Services	27,976	20,886	52,008	40,975
Maintenance	32,601	30,957	64,434	61,554
Other revenue	1,858	1,470	3,206	2,680

Total revenue	93,402	80,671	180,676	156,910

Cost of revenue
Cost of license fees	1,031	975	1,719	1,592
Cost of subscriptions	10,473	7,616	19,635	14,842
Cost of services	20,176	15,837	39,181	31,753
Cost of maintenance	6,035	5,925	12,286	11,695
Cost of other revenue	1,411	1,333	2,545	2,450

Total cost of revenue	39,126	31,686	75,366	62,332

Gross profit	54,276	48,985	105,310	94,578

Operating expenses
Sales and marketing	19,048	19,023	38,393	35,446
Research and development	12,033	11,710	23,999	22,619
General and administrative	9,176	6,901	18,377	15,298
Amortization	245	196	479	392
	-	-	-	-

Total operating expenses	40,502	37,830	81,248	73,755

Income from operations	13,774	11,155	24,062	20,823
Interest income	45	23	78	43
Interest expense	(60)	(79)	(84)	(125)
Other income (expense), net	216	(185)	285	(182)

Income before provision for income taxes	13,975	10,914	24,341	20,559
Income tax provision	5,047	4,124	7,829	7,817

Net income	$8,928	$6,790	$16,512	$12,742

Earnings per share
Basic	$0.21	$0.16	$0.38	$0.29
Diluted	$0.20	$0.15	$0.38	$0.29

Common shares and equivalents outstanding
Basic weighted average shares	43,447,007	43,260,625	43,399,874	43,347,630
Diluted weighted average shares	44,098,046	44,027,307	44,004,712	44,126,259
Dividends per share	$0.12	$0.11	$0.24	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities
Net income	$16,512	$12,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,107	7,844
Provision for doubtful accounts and sales returns	2,366	702
Stock-based compensation expense	7,326	6,060
Excess tax benefits from stock based compensation	(226)	(1,040)
Deferred taxes	2,453	1,737
Other non-cash adjustments	(617)	(140)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	(10,621)	(12,540)
Prepaid expenses and other assets	5,233	1,318
Trade accounts payable	1,355	1,411
Accrued expenses and other current liabilities	(3,045)	(3,517)
Donor restricted cash	5,540	5,929
Donations payable	(5,540)	(5,929)
Deferred revenue	9,003	10,109

Net cash provided by operating activities	37,846	24,686

Cash flows from investing activities
Purchase of property and equipment	(7,703)	(6,761)
Purchase of net assets of acquired companies, net of cash acquired	(16,475)	(390)
Purchase of investment	-	(2,000)
Purchase of intangible assets	-	(130)
Proceeds from sale of assets	719	-

Net cash used in investing activities	(23,459)	(9,281)

Cash flows from financing activities
Dividend payments to stockholders	(10,686)	(9,839)
Proceeds from exercise of stock options	1,925	2,980
Excess tax benefits from stock based compensation	226	1,040
Purchase of treasury stock	-	(21,542)
Proceeds from issuance of debt	-	4,000
Payments on debt	-	(1,071)
Payments of deferred financing costs	(767)	-
Payments on capital lease obligations	(25)	(112)

Net cash used in financing activities	(9,327)	(24,544)

Effect of exchange rate on cash and cash equivalents	363	(366)

Net increase (decrease) in cash and cash equivalents	5,423	(9,505)
Cash and cash equivalents, beginning of period	27,974	22,769

Cash and cash equivalents, end of period	$33,397	$13,264

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

(Unaudited)

	Comprehensive income	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
(in thousands, except share amounts)		Shares	Amount
Balance at December 31, 2009		52,214,606	$52	$134,726	$(134,382)	$(201)	$115,911	$116,106
Net income	$29,805	-	-	-	-	-	29,805	29,805
Payment of dividends	-	-	-	-	-	-	(19,490)	(19,490)
Purchase of 1,007,082 treasury shares under stock repurchase program	-	-	-	-	(22,613)	-	-	(22,613)
Exercise of stock options and stock appreciation rights	-	729,295	1	8,064	-	-	-	8,065
Surrender of 158,459 shares upon restricted stock vesting and exercise of stock appreciation rights	-	-	-	-	(4,191)	-	-	(4,191)
Tax impact of exercise of equity based compensation awards	-	-	-	2,629	-	-	-	2,629
Stock-based compensation	-	-	-	13,000	-	-	59	13,059
Restricted stock grants	-	460,659	-	-	-	-	-	-
Restricted stock cancellations	-	(88,280)	-	-	-	-	-	-
Translation adjustment, net of tax	(311)	-	-	-	-	(311)	-	(311)

Comprehensive income	$29,494
Balance at December 31, 2010		53,316,280	$53	$158,419	$(161,186)	$(512)	$126,285	$123,059

Net income	$16,512	-	-	-	-	-	16,512	16,512
Payment of dividends	-	-	-	-	-	-	(10,686)	(10,686)
Exercise of stock options and stock appreciation rights	-	196,128	1	1,924	-	-	-	1,925
Surrender of 14,496 shares upon restricted stock vesting and exercise of stock appreciation rights	-	-	-	-	(410)	-	-	(410)
Tax impact of exercise of equity based compensation awards	-	-	-	(226)	-	-	-	(226)
Stock-based compensation	-	-	-	7,285	-	-	41	7,326
Restricted stock grants	-	22,235	-	-	-	-	-	-
Restricted stock cancellations	-	(65,507)	-	-	-	-	-	-
Translation adjustment, net of tax	(4)	-	-	-	-	(4)	-	(4)

Comprehensive income	$16,508
Balance at June 30, 2011		53,469,136	$54	$167,402	$(161,596)	$(516)	$132,152	$137,496

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

1. Organization

Blackbaud, Inc. (the Company) is the leading global provider of software and related services designed specifically for nonprofit organizations, and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of June 30, 2011, the Company had approximately 24,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim financial statements

The interim consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and other forms filed with the SEC from time to time.

During the six months ended June 30, 2011, the Company recorded an out-of-period adjustment that increased income from operations by $0.8 million, $0.5 million net of tax, for the recognition of net revenue and related commission expense associated with subscription-based solutions for which revenue had not been properly recorded in prior periods. The Company has determined that the impact of this out-of-period adjustment recorded in the six months ended June 30, 2011 is immaterial to the results of operations in all applicable prior annual and quarterly periods. The Company also expects the impact of the adjustment to be immaterial to the full year 2011 results of operations.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include revenue recognition, the allowance for sales returns and doubtful accounts, valuation of long-lived and intangible assets and goodwill, stock-based compensation, the provision for income taxes and valuation of deferred tax assets. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could materially differ from these estimates.

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

Subscriptions

The Company provides hosting services to customers who have purchased perpetual rights to certain of its software products (hosting services). Revenue from hosting services, as well as data enrichment services, data management services and online training programs is recognized ratably over the service period of the contract, which generally ranges from one to three years, upon deployment and use of the service. Any related set-up fees are also recognized ratably over the customer relationship period, which the Company believes is the service period of the contract. The contract service period on average is two years.

The Company makes certain of its software products available for use in hosted application arrangements without licensing perpetual rights to the software (hosted applications). Revenue from hosted applications is recognized over the subscription service period, which generally ranges from one to three years, upon deployment and use of the hosted application. Any related upfront activation, set-up or implementation fees are also recognized ratably over

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

the customer relationship period, which the Company believes is the service period of the contract. The contract service period on average is two years. Direct and incremental costs relating to activation, set-up and implementation for hosted applications are capitalized until the hosted application is deployed and in use, and then expensed over the remaining term of the arrangement.

For arrangements that have multiple elements and do not include software licenses, the Company allocates arrangement consideration at the inception of the arrangement to those elements that qualify as separate units of accounting. The arrangement consideration is allocated to the separate units of accounting based on relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor specific objective evidence (VSOE) if available; (ii) third party evidence (TPE) if VSOE is not available; and (iii) best estimate of selling price if neither VSOE nor TPE is available. In general, the Company uses VSOE to allocate the selling price to subscription and service deliverables.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Goodwill

The change in goodwill by reportable segment during the six months ended June 30, 2011 consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Other	Total
Balance at December 31, 2010	$43,152	$26,472	$4,514	$2,109	$76,247
Additions related to business combinations	13,040	-	-	-	13,040
Disposition related to sale of assets	-	-	-	(61)	(61)
Effect of foreign currency translation	-	-	224	-	224

Balance at June 30, 2011	$56,192	$26,472	$4,738	$2,048	$89,450

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Included in cost of revenue:
Cost of license fees	$126	$115	$258	$209
Cost of subscriptions	816	760	1,617	1,520
Cost of services	391	341	778	677
Cost of maintenance	253	306	505	603
Cost of other revenue	19	18	38	37

Total included in cost of revenue	1,605	1,540	3,196	3,046
Included in operating expenses	245	196	479	392

Total	$1,850	$1,736	$3,675	$3,438

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

Recently issued accounting pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements and also requires presentation of reclassification adjustments on the face of the financial statement. The Company is required to adopt ASU 2011-05 on January 1, 2012. Early adoption is permitted. The Company does not believe the adoption of ASU 2011-05 will have a material effect on its consolidated financial statements.

3. Business combinations

PIDI

On February 1, 2011, the Company acquired all of the outstanding stock of Public Interest Data, Inc. (PIDI), a privately held company based in Virginia, for $16.6 million in cash. The acquisition of PIDI provided the Company additional capabilities in the area of donor acquisition list analytics and should enhance the Company’s database management services offerings. The additional capabilities include the established process for delivering list analytic and data management services as well as the associated experienced workforce and technology. The results of operations of PIDI are included in the consolidated financial

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

statements of the Company from the date of acquisition. During the first six months of 2011, total revenue from PIDI was $3.6 million and cost of revenue was $2.2 million. Acquisition-related costs of $1.0 million, which primarily consisted of legal and financial advisory services, were expensed as incurred in general and administrative expense during the six months ended June 30, 2011.

In addition to the consideration paid at closing, the Company might be required to pay up to a maximum of $2.5 million in additional cash consideration if PIDI meets revenue targets over the two years subsequent to the acquisition. A liability of $1.4 million was initially recognized for the estimated contingent consideration that will be paid based on a probability-weighted discounted cash flow valuation technique. Any change in the fair value, or any change upon final settlement, of the contingent consideration liability will be recognized in income from operations.

The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed:

(in thousands)
Cash and cash equivalents	$91
Accounts receivable	686
Other assets, current and noncurrent	291
Property and equipment	459
Intangibles	7,390
Goodwill	13,040
Trade accounts payable	(478)
Accrued expenses and other liabilities	(1,814)
Deferred tax liabilities, current and noncurrent	(3,099)

$16,566

During the three months ended June 30, 2011, the Company finalized the allocation of purchase price which resulted in a reduction of $0.8 million in the estimated fair value of intangible assets and $0.3 million in the estimated fair value of the associated deferred tax liability.

The estimated fair value of accounts receivable approximates contractual value. The goodwill recognized is attributable primarily to the assembled workforce of PIDI and the opportunities for expected synergies. None of the goodwill arising in the acquisition is deductible for income tax purposes. All of the goodwill is assigned to the ECBU reporting segment. The acquisition resulted in the identification of the following intangible assets:

	Intangible assets acquired (in thousands)	Weighted average amortization period (in years)
Customer relationships	$5,150	15
Marketing assets	140	2
Acquired software	1,550	8
Non-compete agreements	550	4

	$7,390

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2011	2010	2011	2010
Numerator:
Net income, as reported	$8,928	$6,790	$16,512	12,742
Denominator:
Weighted average common shares	43,447,007	43,260,625	43,399,874	43,347,630
Add effect of dilutive securities:
Employee stock options and restricted stock	651,039	766,682	604,838	778,629

Weighted average common shares assuming dilution	44,098,046	44,027,307	44,004,712	44,126,259

Earnings per share:
Basic	$0.21	$0.16	$0.38	$0.29
Diluted	$0.20	$0.15	$0.38	$0.29

The following shares and potential shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Shares excluded from calculations of diluted EPS	83,975	144,514	380,914	151,899

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

5. Comprehensive income

Total comprehensive income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Net income	$8,928	$6,790	$16,512	$12,742
Foreign currency translation adjustment, net of tax	(53)	(10)	(4)	(284)

Comprehensive income	$8,875	$6,780	$16,508	$12,458

The amount of tax allocated to the translation adjustment recorded in accumulated other comprehensive income (loss) was not material for the three and six months ended June 30, 2011 and the three months ended June 30, 2010. For the six months ended June 30, 2010, a tax benefit of $0.2 million was allocated to the translation adjustment recorded in accumulated other comprehensive income (loss).

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Deferred sales commissions	$13,571	$11,666
Prepaid software maintenance and royalties	7,485	4,352
Deferred professional services costs	2,865	3,447
Taxes, prepaid and receivable	356	10,826
Other	5,493	3,556

Total prepaid expenses and other current assets	$29,770	$33,847

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Accrued bonuses	$7,317	$8,952
Accrued commissions and salaries	5,307	5,922
Customer credit balances	3,222	3,379
Taxes payable	4,369	3,683
Accrued royalties	1,626	1,273
Other	5,990	5,113

Total accrued expenses and other current liabilities	$27,831	$28,322

8. Debt

Revolving credit facility

In June 2011, the Company entered into a new five-year $125.0 million revolving credit facility, which has three options to increase the amount available under the facility up to an additional $75.0 million, subject to certain terms

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

and conditions. The revolving credit facility is guaranteed by the Company’s material subsidiaries, as defined, and is collateralized with the stock of the Company’s subsidiaries, as defined. At June 30, 2011, there were no outstanding borrowings under the credit facility. There was also no outstanding balance on the previous credit facility at the time of termination.

Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at a variable rate based on (a) the highest of (i) the prime rate (ii) federal funds rate plus 0.5% or (iii) one month LIBOR plus 1%, in addition to a margin of 0.375% to 1.0% (Base Rate Loans) or (b) LIBOR plus a margin of 1.375% to 2.0% (LIBOR Loans). The exact amount of any margin depends on the nature of the loan and the Company’s leverage ratio at the time of the borrowing. The Company also pays a quarterly commitment fee on the unused portion of the revolving credit facility equal to 0.25%, 0.275%, 0.3% or 0.35% per annum, depending on the Company’s leverage ratio. At June 30, 2011, the commitment fee was 0.25%.

Under the credit facility the Company has the ability to choose either Base Rate Loans or LIBOR Loans. Base rate borrowings mature in June 2016. LIBOR Loans can be one, two, three or six month maturities (or, if agreed to by all applicable lenders, nine or twelve months), and the Company has the ability to extend the maturity of these loans by rolling them at their maturity into new loans with the same or longer maturities. The Company evaluates the classification of its debt based on the maturity of individual borrowings and any roll-over of borrowings subsequent to the balance sheet date, but prior to issuance of the financial statements.

Deferred financing costs

In connection with the Company’s new credit facility, the Company paid $0.8 million of financing costs, which will be amortized over the term of the new facility. As of June 30, 2011 and December 31, 2010, deferred financing costs totaling $0.8 million and $0.1 million, respectively, are included in other assets on the consolidated balance sheet.

9. Commitments and contingencies

Leases

The Company leases its headquarters facility. The lease agreement has a term of 15 years with two five-year renewal options by the Company. The annual base rent of the lease is $3.6 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse the Company an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During each of the three and six-month periods ended June 30, 2011 and 2010 rent expense was reduced by $67,000 and $134,000, respectively, related to this lease provision. The $4.0 million leasehold improvement allowance has been included in the table below of operating lease commitments as a reduction in the Company’s lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.

Additionally, the Company has subleased a portion of its facilities under various agreements extending through 2012. Under these agreements, rent expense was reduced by $0.1 million and $0.2 million in each of the three and six-month periods ended June 30, 2011 and 2010, respectively. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $0.2 million and $0.3 million for 2011 and 2012, respectively. No minimum aggregate sublease commitments exist after 2012. The Company has also received, and expects to receive through 2012, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.5 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.

Additionally, the Company leases various office space and equipment under operating leases. The Company also has various non-cancelable capital leases for computer equipment and furniture that are not significant.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

As of June 30, 2011, the future minimum lease commitments related to operating lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31, (in thousands)
2011 – remaining	$3,448
2012	6,179
2013	5,293
2014	5,016
2015	4,838
Thereafter	37,366

Total minimum lease payments	$62,140

Other commitments

The Company utilizes third-party relationships in conjunction with its products, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. As of June 30, 2011, the remaining aggregate minimum purchase commitment under these arrangements is approximately $4.4 million through 2013. The Company incurred expense under these arrangements of $1.2 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively, and $2.3 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively.

Legal contingencies

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business. The Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the amount of potential liability with respect to these actions will have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

10. Income taxes

The Company calculated the provision for income taxes for the three and six months ended June 30, 2011 using the 2011 projected annual effective tax rate of 36.5%, which excludes period-specific items. The Company’s effective tax rate, including the effects of period-specific events, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Effective tax rate	36.1%	37.8%	32.2%	38.0%

Period-specific items recorded in the three and six months ended June 30, 2011 included a decrease of $1.0 million in the valuation allowance for certain state net operating loss carryforwards, which reduced income tax expense. There were no material period-specific items recorded in the three and six months ended June 30, 2010.

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

The Company recorded net excess tax benefits on stock option exercises and restricted stock vesting of $0.2 million and $1.0 million in stockholders’ equity during the six months ended June 30, 2011 and 2010, respectively.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $1.5 million at June 30, 2011. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties was not material to the consolidated balance sheet as of June 30, 2011 or December 31, 2010, or to the consolidated statement of operations for the three and six months ended June 30, 2011 or 2010.

The Company has taken positions in certain taxing jurisdictions related to state nexus issues for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease was not material at June 30, 2011.

It continues to be the Company’s intention to indefinitely reinvest undistributed foreign earnings. Accordingly, no deferred tax liability has been recorded in connection with the undistributed foreign earnings. It is not practicable for the Company to determine the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries.

11. Stock-based compensation

During the six months ended June 30, 2011, the Company issued 22,235 shares of restricted stock and 30,325 stock appreciation rights with an aggregate grant date fair value of $0.6 million and $0.3 million, respectively. The Company also issued performance-based restricted stock units to certain executive officers with an aggregate grant date value range of zero to $1.3 million depending on the achievement of the various performance targets. Under the performance-based restricted stock unit agreements, if the minimum performance targets are not met, the restricted stock units will not vest and no shares of the Company’s common stock will be granted. Compensation cost for the performance-based awards will be recognized to the extent the performance targets are achieved using the graded-vesting method over the requisite service period of three years. No stock options were issued in the six months ended June 30, 2011.

Stock-based compensation expense is allocated to expense categories on the consolidated statements of operations based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Included in cost of revenue:
Cost of subscriptions	$225	$75	$327	$167
Cost of services	447	414	904	850
Cost of maintenance	138	178	380	355

Total included in cost of revenue	810	667	1,611	1,372
Included in operating expenses:
Sales and marketing	272	344	629	705
Research and development	671	704	1,514	1,415
General and administrative	1,777	1,193	3,572	2,568

Total included in operating expenses	2,720	2,241	5,715	4,688

Total	$3,530	$2,908	$7,326	$6,060

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

12. Stockholders’ equity

Dividends

The following table provides information with respect to quarterly dividends paid on common stock during the six months ended June 30, 2011.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2011	$0.12	February 28	March 15
May 2011	$0.12	May 27	June 15

In August 2011, the Company’s Board of Directors declared a third quarter dividend of $0.12 per share payable on September 15, 2011 to stockholders of record on August 26, 2011.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue by segment:
ECBU	$39,866	$31,124	$76,865	$60,358
GMBU	43,446	40,962	84,463	79,587
IBU	8,284	6,871	15,500	13,596
Other(1)	1,806	1,714	3,848	3,369

Total revenue	$93,402	$80,671	$180,676	$156,910

Segment operating income(2):
ECBU	16,405	13,692	31,405	26,205
GMBU	26,142	23,794	49,163	46,373
IBU	1,221	1,739	2,670	3,179
Other(1)	1,453	(2,327)	3,005	(1,184)

	45,221	36,898	86,243	74,573
Less:
Corporate unallocated costs(3)	26,067	21,099	51,180	44,252
Stock-based compensation costs	3,530	2,908	7,326	6,060
Amortization expense	1,850	1,736	3,675	3,438
Interest expense, net	15	56	6	82
Other (income) expense, net	(216)	185	(285)	182

Income before provision for income taxes	$13,975	$10,914	$24,341	$20,559

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.
(2)	Segment operating income includes direct, controllable costs related to the sale of products and services by the reportable segment, except for IBU, which includes operating costs from our foreign locations such as sales, marketing, general, administrative, depreciation, facilities and IT support costs.
(3)	Corporate costs include research and development, data center operating costs, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Executive summary

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of June 30, 2011, we had approximately 24,000 active customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

Overall, revenue for the second quarter of 2011 and the first six months of 2011 increased 16% and 15% compared to the same periods in 2010, respectively. When removing the impact of foreign currency translation and revenue from acquired companies, revenue increased by approximately 12% for both the second quarter of 2011 and the first six months of 2011 when compared to the same periods in 2010. These increases resulted from continued growth in our subscription revenue, principally attributable to increased demand for our hosting services, online fundraising and data management offerings and the shift in our business towards hosted solutions. Also contributing to the growth in revenue is an increase in our services revenue, which is primarily due to an increase in volume of consulting and training services provided. We continue to experience declines in revenue associated with our core perpetual license offerings as a result of the continuing decreases in sales of our perpetual license offerings to the mid-market customer base, which is principally the result of customers opting to purchase our solutions under alternative packaging with more flexible subscription-based pricing. We believe this trend will continue in the future.

Income from operations for the second quarter of 2011 and the first six months of 2011 increased by $2.6 million and $3.2 million, respectively, when compared to the same periods in 2010. The increase in income from operations is primarily attributable to growth in revenue, partially offset by (1) acquisition-related costs, (2) an increase in stock-based compensation expense and (3) an increase in sales and marketing and general and administrative expenses. The increase in these expenses is principally attributable to merit-based salary increases, an increase in commission expense associated with higher commissionable revenue and an increase in marketing costs associated with the launch of our new corporate branding and newly packaged offerings.

We ended the second quarter of 2011 with cash and cash equivalents totaling $33.4 million and no outstanding borrowings on our credit facility. During the first six months of 2011, we generated $37.8 million in cash flow from operations, of which we used $16.5 million to acquire a business, $10.7 million to pay dividends and $7.7 to purchase software and computer equipment.

While we have experienced growth in revenue as our market has stabilized, we continue to believe the pace and impact of economic recovery on the nonprofit market remains uncertain. We expect that our existing and prospective customers will remain cautious in their expenditure decisions for the remainder of 2011. Notwithstanding these conditions, we remain focused on execution, investing in our key growth initiatives,

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

strengthening our leadership position and carefully managing our costs and expenses to achieve our targeted level of profitability.

Results of operations

Comparison of the three and six months ended June 30, 2011 and 2010

We completed the acquisition of Public Interest Data, Inc., or PIDI, on February 1, 2011. We have included PIDI’s results of operations in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations due to the inclusion of PIDI. During the first six months of 2011, PIDI’s total revenue was $3.6 million, cost of revenue was $2.2 million and operating expenses was $0.1 million.

Revenue

The table below compares revenue from our statements of operations for the three and six months ended June 30, 2011 with the same period in 2010.

	Three months ended June 30,				Six months ended June 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
License fees	$5.1	$7.0	$(1.9)	(27)%	$9.7	$12.1	$(2.4)	(20)%
Subscriptions	25.9	20.4	5.5	27%	51.4	39.6	11.8	30%
Services	28.0	20.9	7.1	34%	52.0	41.0	11.0	27%
Maintenance	32.6	30.9	1.7	6%	64.4	61.5	2.9	5%
Other	1.8	1.5	0.3	20%	3.2	2.7	0.5	19%
Total revenue	$93.4	$80.7	$12.7	16%	$180.7	$156.9	$23.8	15%

Total revenue increased 16% and 15% in the second quarter of 2011 and in the first six months of 2011 when compared to the same periods in 2010. When removing the impact of revenue from PIDI, revenue increased by 13% for both the second quarter of 2011 and the first six months of 2011 when compared to the same periods in 2010. The increase in revenue is primarily attributable to growth in our subscriptions and services revenue. The increase in subscriptions revenue is primarily due to an increase in demand for our hosting services, online fundraising and data management offerings. The growth in revenue from our subscription offerings is also a result of the ongoing evolution of our product offerings from traditional perpetual license-based arrangements with upfront payments to subscription-based offerings with more flexible pricing and payments. Services revenue grew principally due to an increase in the volume of consulting services associated with implementation engagements of Blackbaud Enterprise CRM. The increase in maintenance revenue is primarily attributable to new maintenance contracts associated with new license agreements and increases in contracts with existing customers when compared to the same periods in 2010. The decrease in license fees is principally attributable to the continued shift in our customers’ buying preference away from traditional perpetual license-based arrangements with upfront payments to offerings with subscription-based payment arrangements.

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

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

License fees

	Three months ended June 30,				Six months ended June 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
License fee revenue	$5.1	$7.0	$(1.9)	(27)%	$9.7	$12.1	$(2.4)	(20)%
Controllable cost of license fees	0.9	0.9	-	0%	1.5	1.4	0.1	7%
License fee gross profit	$4.2	$6.1	$(1.9)	(31)%	$8.2	$10.7	$(2.5)	(23)%
License fee gross margin	82%	87%			85%	88%

Revenue from license fees is derived from the sale of our software products under a perpetual license agreement. We continue to experience a shift in our customers’ buying preference away from solutions offered under perpetual license arrangements with upfront payments to offerings with subscription-based payment arrangements. Additionally, we continue to experience longer sales cycle times, delays and postponements of purchasing decisions and overall caution exercised by existing and prospective customers as a result of continued challenges posed by the economic environment. During the second quarter of 2011, revenue from license fees to existing customers remained unchanged and sales to new customers decreased by $1.9 million when compared to the same period in 2010. During the first six months of 2011, revenue from license fees to existing customers slightly increased and sales to new customers decreased by $2.4 million when compared to the same period in 2010.

Direct controllable cost of license fees is principally comprised of third-party software royalties and variable reseller commissions. Cost of license fees in the second quarter of 2011 compared to the same period in 2010 remained unchanged. The increase in cost of license fees in the first six months of 2011 compared to the same period in 2010 is primarily attributable to higher reseller commissions. Reseller commissions have increased due to the increase in use of resellers during the first six months of 2011 when compared to the same period in 2010.

The decrease in license fee gross margin in the second quarter of 2011 and the first six months of 2011 when compared to the same periods in 2010 is the result of an increase in the mix of license revenue for which we paid variable reseller commissions during 2011.

Subscriptions

	Three months ended June 30,				Six months ended June 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
Subscriptions revenue	$25.9	$20.4	$5.5	27%	$51.4	$39.6	$11.8	30%
Controllable cost of subscriptions	9.4	6.8	2.6	38%	17.7	13.1	4.6	35%
Subscriptions gross profit	$16.5	$13.6	$2.9	21%	$33.7	$26.5	$7.2	27%
Subscriptions gross margin	64%	67%			66%	67%

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

Included in subscriptions revenue for the second quarter of 2011 is $1.6 million of revenue attributable to the inclusion of PIDI. Excluding the revenue from PIDI, the increase in subscriptions revenue of $3.9 million, or 19%, is principally attributable to the increase in demand for hosting services, online fundraising and data management offerings.

Included in subscriptions revenue for the first six months of 2011 is $2.7 million of revenue attributable to the inclusion of PIDI and an out-of-period adjustment of $1.7 million, which increased subscriptions revenue in the first quarter 2011, related to our accounting for subscription-based offerings that were earned in prior periods. Excluding the revenue from PIDI and the out-of-period adjustment, the increase in subscriptions revenue of $7.4 million, or 19%, is principally attributable to the increase in demand for hosting services, online fundraising and data management offerings.

Controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, an allocation of depreciation, facilities and IT support costs and other costs incurred in

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

providing support and services to our customers. The increase in cost of subscriptions in the second quarter of 2011 and in the first six months of 2011 compared to the same periods in 2010 is principally attributable to an increase in headcount and investments we are making in our infrastructure to support the growth in our subscription offerings. Human resource costs increased $1.9 million and $3.3 million in the second quarter of 2011 and the first six months of 2011, respectively, compared to the same periods in 2010 as a result of the increase in headcount. Additional headcount due to the inclusion of PIDI represented approximately $0.8 million and $1.4 million of the increase in human resource costs for the second quarter of 2011 and the first six months of 2011, respectively. The remaining increase in headcount is due to additional resources needed to support the continued growth in this area. The remaining increase in cost of subscriptions is due to an increase in data center operating costs.

The decrease in subscriptions gross margin in the second quarter of 2011 and the first six months of 2011 compared to the same periods in 2010 is due to an increase in the investments we are making in the infrastructure to support the growth in our subscriptions offerings.

Services

	Three months ended June 30,				Six months ended June 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
Services revenue	$28.0	$20.9	$7.1	34%	$52.0	$41.0	$11.0	27%
Controllable cost of services	19.4	15.1	4.3	28%	37.5	30.2	7.3	24%
Services gross profit	$8.6	$5.8	$2.8	48%	$14.5	$10.8	$3.7	34%
Services gross margin	31%	28%			28%	26%

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

Included in services revenue for the second quarter of 2011 is $0.5 million of revenue attributable to the inclusion of PIDI. Excluding the revenue from PIDI, the increase in services revenue of $6.6 million, or 32%, is attributable to increases in consulting services revenue of $5.2 million, analytic services revenue of $0.8 million and education services revenue of $0.6 million. The increase in consulting services revenue is principally attributable to an increase in the volume of consulting, installation and implementation services associated with our Blackbaud Enterprise CRM product offering. The rates we charge for our education and analytic services offerings have remained relatively constant year over year and, as such, the increase in revenue is principally the result of an increase in the volume of services provided.

Included in services revenue for the first six months of 2011 is $0.9 million of revenue attributable to the inclusion of PIDI. Excluding the revenue from PIDI, the increase in services revenue of $10.1 million, or 25%, is attributable to increases in consulting services revenue of $8.7 million, analytic services revenue of $1.0 million and education services revenue of $1.2 million, partially offset by an out-of-period adjustment recorded in the first quarter of 2011 of $0.8 million which reduced consulting services revenue. The increase in consulting services revenue is principally attributable to an increase in the volume of consulting, installation and implementation services associated with our Blackbaud Enterprise CRM product offering, which was partially offset by a reduction in the effective rates we charge as a result of a higher level of discounts offered on our consulting services during 2010. The rates we charge for our education and analytic services offerings have remained relatively constant year over year and, as such, the increase in revenue is principally the result of an increase in the volume of services provided.

Controllable cost of services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals, other costs incurred in providing consulting, installation and implementation services and customer training, data expense incurred to perform analytic services and an allocation of depreciation, facilities and IT support costs. The increase in cost of services in the second quarter of 2011 and first six months of 2011 when compared to the same periods in 2010 is primarily attributable to an increase in human resource and third-party

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

contractor costs, which was driven by the need for additional resource capacity to meet the increasing demand for consulting services. Additionally, we continue to experience a shift in the mix of consultants to meet the needs of our enterprise customers, which require a higher level of skilled resources that carry a higher cost.

The services gross margin increased in the second quarter of 2011 and the first six months of 2011 compared to the same periods in 2010 primarily as a result of an increase in demand for consulting services associated with our Blackbaud Enterprise CRM offering and a shift in the mix of consulting engagements to higher margin projects.

Maintenance

	Three months ended June 30,				Six months ended June 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
Maintenance revenue	$32.6	$30.9	$1.7	6%	$64.4	$61.5	$2.9	5%
Controllable cost of maintenance	5.6	5.4	0.2	4%	11.4	10.7	0.7	7%
Maintenance gross profit	$27.0	$25.5	$1.5	6%	$53.0	$50.8	$2.2	4%
Maintenance gross margin	83%	83%			82%	83%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue of $1.7 million in the second quarter of 2011 compared to the same period in 2010 is principally comprised of $2.5 million of maintenance with new customers associated with new license agreements and increases in contracts with existing customers and $0.9 million from maintenance contract inflationary rate adjustments, offset by $1.7 million from maintenance contracts that were not renewed.

The increase in maintenance revenue of $2.9 million in the first six months of 2011 compared to the same period in 2010 is principally comprised of $4.0 million of maintenance with new customers associated with new license agreements and increases in contracts with existing customers and $1.9 million from maintenance contract inflationary rate adjustments, offset by $3.0 million from maintenance contracts that were not renewed.

Controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs, an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers. The increase in cost of maintenance in the second quarter of 2011 and the first six months of 2011 compared to the same periods in 2010 is principally attributable to an increase in human resource costs. Human resource costs increased due to merit-based salary increases, an increase in headcount and a change in the mix of support resources. Headcount increased due to an increase in volume of our new maintenance contracts and increases in our existing maintenance customer contracts. Additionally, we continue to experience a shift in the mix of support resources to the meet the needs of our enterprise customers, which require a higher level of skilled resources that carry a higher cost.

The decrease in maintenance gross margin in the first six months of 2011 compared to the same period in 2010 is due to the shift in the mix of support resources to more highly skilled resources.

Other revenue

	Three months ended June 30,				Six months ended June 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
Other revenue	$1.8	$1.5	$0.3	20%	$3.2	$2.7	$0.5	19%
Controllable cost of other revenue	1.4	1.3	0.1	8%	2.5	2.5	-	0%
Other gross profit	$0.4	$0.2	$0.2	100%	$0.7	$0.2	$0.5	250%
Other gross margin	22%	13%			22%	7%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations, fees from user conferences and third party software referral fees. Other revenue increased in the second quarter of 2011 and the first six months of 2011 when compared to the same periods in 2010 primarily due to an increase in revenue from third party software referral fees.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Controllable cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations and an allocation of depreciation, facilities and IT support costs. The increase in other gross margin is due to the increase in revenue from third party software referral fees.

The following schedule reconciles non-GAAP gross profit discussed above to gross profit as presented on the statement of operations:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
License fees	$4.2	$6.1	$(1.9)	(31)%	$8.2	$10.7	$(2.5)	(23)%
Subscriptions	16.5	13.6	2.9	21%	33.7	26.5	7.2	27%
Services	8.6	5.8	2.8	48%	14.5	10.8	3.7	34%
Maintenance	27.0	25.5	1.5	6%	53.0	50.8	2.2	4%
Other	0.4	0.2	0.2	100%	0.7	0.2	0.5	250%
Total non-GAAP gross profit	$56.7	$51.2	$5.5	11%	$110.1	$99.0	$11.1	11%
Less corporate costs not allocated:
Stock-based compensation expense	0.8	0.7	0.1	14%	1.6	1.4	0.2	14%
Amortization of intangible assets acquired in business combinations	1.6	1.5	0.1	7%	3.2	3.0	0.2	7%
Gross profit as stated in statements of operations	$54.3	$49.0	$5.3	11%	$105.3	$94.6	$10.7	11%
Gross margin %	58%	61%			58%	60%

Operating expenses

Sales and marketing

	Three months ended June 30,				Six months ended June 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
Sales and marketing expense excluding stock-based compensation	$18.8	$18.7	$0.1	1%	$37.8	$34.7	$3.1	9%
Add: Stock-based compensation expense	0.3	0.3	-	0%	0.6	0.7	(0.1)	(14)%
Sales and marketing expense	$19.1	$19.0	$0.1	1%	$38.4	$35.4	$3.0	8%
% of revenue (excluding stock-based compensation)	20%	23%			21%	22%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. Sales and marketing expense in the second quarter of 2011 compared to the same period in 2010 increased by $0.1 million. During second quarter 2010, we recorded an out-of-period adjustment of $0.8 million related to our accounting for deferred sales commissions. Excluding the out-of-period adjustment, sales and marketing expense increased $0.9 million, largely due to an increase in human resource costs as a result of additional headcount.

Excluding the out-of-period adjustment discussed above, sales and marketing expense in the first six months of 2011 compared to the same period in 2010 increased by $3.9 million, principally due to an increase of $1.6 million in commission expense and $1.7 million in human resource costs. The increase in commission expense is principally attributable to higher commission rates and an increase in commissionable sales and revenue in 2011. Human resources costs increased due to additional headcount. Additionally, marketing programs related costs increased by $0.6 million. The increase in marketing programs related costs is principally attributable to the launch of our new corporate branding and an increase in marketing costs associated with our newly packaged offerings.

The decrease in sales and marketing expense as a percentage of revenue in the second quarter of 2011 and first six months of 2011 when compared to the same periods in 2010 is principally due to the out-of-period adjustment recorded in 2010.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Research and development

	Three months ended June 30,				Six months ended June 30,

(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
Research and development expense excluding stock-based compensation	$11.4	$11.0	$0.4	4%	$22.5	$21.2	$1.3	6%
Add: Stock-based compensation	0.6	0.7	(0.1)	(14)%	1.5	1.4	0.1	7%

Research and development expense	$12.0	$11.7	$0.3	3%	$24.0	$22.6	$1.4	6%

% of revenue (excluding stock-based compensation)	12%	14%			12%	14%

Research and development expenses include human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. During the second quarter of 2011 and the first six months of 2011, the increase in research and development costs is principally attributable to an increase in human resource costs resulting from the ongoing investment we are making in our products.

General and administrative

	Three months ended June 30,				Six months ended June 30,

(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
General and administrative expense excluding stock-based compensation, acquisition-related costs and gain on sale of assets	$7.4	$5.7	$1.7	30%	$14.3	$12.7	$1.6	13%
Add: Acquisition-related costs	-	-	-	- %	1.0	-	1.0	- %
Add: Gain on sale of assets	-	-	-	- %	(0.5)	-	(0.5)	- %
Add: Stock-based compensation	1.8	1.2	0.6	50%	3.6	2.6	1.0	38%

General and administrative expense	$9.2	$6.9	$2.3	33%	$18.4	$15.3	$3.1	20%

% of revenue (excluding stock-based compensation)	8%	7%			8%	8%

General and administrative expense consists primarily of human resource costs for general corporate functions, including senior management, finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, and other administrative expenses. During the second quarter of 2011 and the first six months of 2011 compared to the same periods in 2010, the increase in general and administrative expense and the increase in general and administrative costs as a percentage of revenue was principally attributable to an increase in human resource costs due to merit-based salary increases, higher health benefit costs and an increase in bonus expense.

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

Our consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 include the amounts of stock-based compensation illustrated below:

	Three months ended June 30,				Six months ended June 30,

(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
Included in cost of revenue:
Cost of subscriptions	$0.2	$0.1	$0.1	100%	$0.3	$0.2	$0.1	50%
Cost of services	0.5	0.4	0.1	25%	0.9	0.8	0.1	13%
Cost of maintenance	0.1	0.2	(0.1)	(50)%	0.4	0.4	-	- %

Total included in cost of revenue	0.8	0.7	0.1	14%	1.6	1.4	0.2	14%
Included in operating expenses:
Sales and marketing	0.3	0.3	-	0%	0.6	0.7	(0.1)	(14)%
Research and development	0.6	0.7	(0.1)	(14)%	1.5	1.4	0.1	7%
General and administrative	1.8	1.2	0.6	50%	3.6	2.6	1.0	38%

Total included in operating expenses	2.7	2.2	0.5	23%	5.7	4.7	1.0	21%

Total	$3.5	$2.9	$0.6	21%	$7.3	$6.1	$1.2	20%

Stock-based compensation is comprised of expense from restricted stock, performance-based restricted stock units and stock appreciation rights. The table below summarizes the stock-based compensation by award type for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,				Six months ended June 30,

(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
Stock-based compensation from:
Restricted stock	$2.4	$2.1	$0.3	14%	$4.8	$4.4	$0.4	9%
Performance-based restricted stock units	0.1	-	0.1	- %	0.4	-	0.4	- %
Stock appreciation rights	1.0	0.8	0.2	25%	2.1	1.7	0.4	24%

Total stock-based compensation	$3.5	$2.9	$0.6	21%	$7.3	$6.1	$1.2	20%

Stock-based compensation expense increased in the second quarter of 2011 and the first six months of 2011 compared to the same periods in 2010 due to additional grants in the second half of 2010, partially offset by the vesting of grants issued in prior years.

The total amount of compensation costs related to non-vested awards not yet recognized was $27.4 million as of June 30, 2011. This amount will be recognized as expense over a weighted average period of 1.7 years.

Amortization

We allocated amortization expense to cost of revenue based on the nature of the respective identifiable intangible asset and whether the asset is directly associated with a specific component of revenue. Amortization expense included in our consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 is illustrated below:

	Three months ended June 30,				Six months ended June 30,

(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
Included in cost of revenue:
Cost of license fees	$0.1	$0.1	$-	0%	$0.3	$0.2	$0.1	50%
Cost of subscriptions	0.8	0.8	-	0%	1.6	1.5	0.1	7%
Cost of services	0.4	0.3	0.1	33%	0.8	0.7	0.1	14%
Cost of maintenance	0.3	0.3	-	0%	0.5	0.6	(0.1)	(17)%
Cost of other revenue	-	-	-	-%	-	-	-	- %

Total included in cost of revenue	1.6	1.5	0.1	7%	3.2	3.0	0.2	7%
Included in operating expenses	0.2	0.2	-	0%	0.5	0.4	0.1	25%

Total	$1.8	$1.7	$0.1	6%	$3.7	$3.4	$0.3	$9%

Acquisition-related costs

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

During the first six months of 2011, we expensed $1.0 million of acquisition-related costs, in connection with the acquisition of PIDI, which were recorded in general and administrative expense. There were no similar expenses in the first six months of 2010.

Gain on sale of assets

During the first six months of 2011, we recognized a gain of $0.5 million from the sale of intangible assets, which was recorded as a reduction of general and administrative expense. There was no similar transaction in the first six months of 2010.

Income tax provision

The estimated annual effective tax rate for 2011 is 36.5%, which excludes period-specific items. Following is our effective tax rate, including the effects of period-specific items, for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Effective tax rate	36.1%	37.8%	32.2%	38.0%

Period-specific items recorded in the six months ended June 30, 2011 included a decrease of $1.0 million in the valuation allowance for certain state net operating loss carryforwards, which reduced income tax expense. There were no material period-specific items recorded in the three months ended June 30, 2011 or the three and six months ended June 30, 2010.

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

The amount of unrecognized tax benefit that, if recognized, would favorably affect our effective rate as of June 30, 2011 was $1.5 million. We have taken positions in certain taxing jurisdictions related to state nexus issues for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease was not material at June 30, 2011.

Liquidity and capital resources

At June 30, 2011, cash and cash equivalents totaled $33.4 million, compared to $28.0 million at December 31, 2010. The $5.4 million increase in cash and cash equivalents during the first six months of 2011 is principally the result of cash generated from operations of $37.8 million, of which $16.5 million was used to acquire a business, $10.7 million to pay dividends and $7.7 to purchase software and computer equipment.

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

We have drawn on our credit facility from time to time to help us meet short-term financial needs, such as business acquisitions and purchase of common stock under our repurchase program. In June 2011, we entered into a new five-year $125.0 million credit facility which replaced our previous $90.0 million credit facility that was to mature in July 2012. Under the new credit facility we have three options to increase the aggregate amount available by up to $75.0 million. At June 30, 2011, we had no outstanding borrowings under our credit facility. We believe our cash on hand, cash generated from operations and our credit facility provides us with sufficient flexibility to meet our financial needs.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Operating cash flow

Net cash provided by operating activities of $37.8 million increased by $13.2 million during the first six months of 2011 when compared to the same period in 2010. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.

Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Cash flow from operations associated with working capital increased $5.1 million in the first six months of 2011 when compared to the same period in 2010. This net increase is principally due to:

•

an increase of $1.9 million in cash associated with a decrease in accounts receivable, primarily from an increase in the collection of accounts receivable as a result the timing of billings in late 2010 as compared to late 2009, and a slight improvement in collections; and

•	a refund of income tax payments of $6.0 million; partially offset by

•	a decrease of $1.1 million in cash associated with a decrease in deferred revenue, primarily resulting from a decrease in consulting services billings for which revenue could not be recognized; and

•	a decrease of $1.7 million in cash associated with an increase in payments for deferred commissions and other prepaid items as a result of fluctuations in timing of vendor payments.

The provision for doubtful accounts and sales returns increased $1.7 million during the six months ended June 30, 2011 when compared to the same period in 2010. The increase is principally due to an increase in credits associated with maintenance, subscription and consulting services that is commensurate with the growth in sales. Additionally, during the first six months of 2010, we decreased our allowance for doubtful accounts and sales returns by $0.5 million as a result of favorable returns and collections experience, which contributed to the year-over-year increase.

Investing cash flow

Net cash used in the first six months of 2011 for investing activities was $23.5 million compared to $9.3 million in the same period in 2010. The increase is principally due to the purchase of PIDI in the first quarter of 2011. As of June 30, 2011, we spent $7.7 million on software and computer equipment associated with the infrastructure that supports our subscription-based offerings. We expect to continue making similar investments in our infrastructure and expect our full year 2011 capital expenditures to be in the range of $15.0 million to $20.0 million.

Financing cash flow

Net cash used in financing activities for the first six months of 2011 was $9.3 million compared to $24.5 million in the same period in 2010. The decrease in cash used in financing activities is primarily due to a decrease in the purchase of treasury stock under our repurchase program. We did not repurchase any treasury shares during the six months ended June 30, 2011, and as of June 30, 2011, $50.0 million remained available under our share repurchase program.

Commitments and contingencies

As of June 30, 2011, we had future minimum lease commitments of $62.1 million. There were no material changes outside the ordinary course of business in our contractual obligations since December 31, 2010.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total remaining minimum purchase commitments under these arrangements at June 30, 2011 were $4.4 million through 2013. We incurred expense under these arrangements of $1.2 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively, and $2.3 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively.

In February 2011, our Board of Directors approved our annual dividend rate of $0.48 per share for 2011. Dividends at the annual rate would aggregate to $21.1 million assuming 44.0 million shares of common stock are outstanding. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate operating cash flow.

Blackbaud, Inc.

Item 2.	Management’s discussion and analysis of financial condition and results of operations (continued)

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Foreign currency exchange rates

Approximately 14% of our total net revenue for the six months ended June 30, 2011 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.5 million at June 30, 2011 and at December 31, 2010.

The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During second quarter 2011, foreign translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates have had a material impact on our consolidated results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.

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

Due to the nature of our short-term investments and the lack of material debt, we have concluded at June 30, 2011 that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.

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

Blackbaud, Inc.

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

The following table provides information about shares of common stock repurchased during the three months ended June 30, 2011 under our stock repurchase program, as well as common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, April 1, 2011				$50,000
April 1, 2011 through April 30, 2011	1,478	$26.59	-	$50,000
May 1, 2011 through May 31, 2011	9,237	$29.18	-	$50,000
June 1, 2011 through June 30, 2011	-	$ -	-	$50,000
Total	10,715	$28.82	-	$50,000

(1)	During the period, there were no shares repurchased. These shares represent those withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock.

Item 6.	Exhibits

Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that Section, and shall not be part of any registration statement or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date: August 9, 2011	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: August 9, 2011	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer