Form 10-Q
period 2011-09-30
BLACKBAUD INC
filed 2011-11-08
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2011

or

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

The number of shares of the registrant’s Common Stock outstanding as of October 26, 2011 was 44,616,308.

BLACKBAUD, INC.

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial statements
	Consolidated balance sheets as of September 30, 2011 and December 31, 2010 (unaudited)	1
	Consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	2
	Consolidated statements of cash flows for the three and nine months ended September 30, 2011 and 2010 (unaudited)	3
	Consolidated statements of stockholders’ equity and comprehensive income for the nine months ended September 30, 2011 and the year ended December 31, 2010 (unaudited)	4
	Notes to consolidated financial statements (unaudited)	5
Item 2.	Management’s discussion and analysis of financial condition and results of operations	17
Item 3.	Quantitative and qualitative disclosures about market risk	27
Item 4.	Controls and procedures	28

PART II.	OTHER INFORMATION
Item 2.	Unregistered sales of equity securities and use of proceeds	29
Item 6.	Exhibits	29

Signatures
Exhibit – 31.1
Exhibit – 31.2
Exhibit – 32.1
Exhibit – 32.2
Exhibit – 101

PART I- FINANCIAL INFORMATION

Item 1.	Financial statements

Blackbaud, Inc.

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$51,999	$27,974
Donor restricted cash	21,180	16,359
Accounts receivable, net of allowance of $2,940 and $2,687 at September 30, 2011 and December 31, 2010, respectively	62,641	59,804
Prepaid expenses and other current assets	30,724	33,847
Deferred tax asset, current portion	5,173	5,164

Total current assets	171,717	143,148
Property and equipment, net	28,778	22,963
Deferred tax asset	35,553	44,639
Goodwill	89,255	76,247
Intangible assets, net	40,343	38,515
Other assets	5,716	2,579

Total assets	$371,362	$328,091

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$9,908	$9,883
Accrued expenses and other current liabilities	30,405	28,322
Donations payable	21,180	16,359
Deferred revenue	155,015	141,149

Total current liabilities	216,508	195,713
Deferred revenue, noncurrent	6,992	6,900
Other noncurrent liabilities	2,854	2,419

Total liabilities	226,354	205,032

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized, 53,488,169 and 53,316,280 shares issued at September 30, 2011 and December 31, 2010, respectively	54	53
Additional paid-in capital	171,025	158,419
Treasury stock, at cost; 8,872,688 and 8,842,882 shares at September 30, 2011 and December 31, 2010, respectively	(161,966)	(161,186)
Accumulated other comprehensive loss	(687)	(512)
Retained earnings	136,582	126,285

Total stockholders’ equity	145,008	123,059

Total liabilities and stockholders’ equity	$371,362	$328,091

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

(Unaudited)

(in thousands, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
License fees	$4,952	$5,070	$14,600	$17,209
Subscriptions	26,035	21,235	77,415	60,797
Services	29,782	23,992	81,790	64,967
Maintenance	32,895	31,416	97,329	92,970
Other revenue	1,867	1,513	5,073	4,193

Total revenue	95,531	83,226	276,207	240,136

Cost of revenue
Cost of license fees	796	626	2,515	2,218
Cost of subscriptions	10,625	7,950	30,260	22,792
Cost of services	20,019	17,008	59,200	48,761
Cost of maintenance	6,521	6,310	18,807	18,005
Cost of other revenue	1,708	1,381	4,253	3,831

Total cost of revenue	39,669	33,275	115,035	95,607

Gross profit	55,862	49,951	161,172	144,529

Operating expenses
Sales and marketing	18,731	16,953	57,124	52,399
Research and development	12,224	11,776	36,223	34,395
General and administrative	8,975	7,901	27,351	23,199
Amortization	249	195	729	587

Total operating expenses	40,179	36,825	121,427	110,580

Income from operations	15,683	13,126	39,745	33,949
Interest income	55	21	133	64
Interest expense	(59)	(45)	(143)	(170)
Other income (expense), net	(107)	53	178	(129)

Income before provision for income taxes	15,572	13,155	39,913	33,714
Income tax provision	5,811	4,636	13,640	12,453

Net income	$9,761	$8,519	$26,273	$21,261

Earnings per share
Basic	$0.22	$0.20	$0.60	$0.49
Diluted	$0.22	$0.20	$0.60	$0.48

Common shares and equivalents outstanding
Basic weighted average shares	43,548,494	42,747,209	43,449,958	43,145,289
Diluted weighted average shares	44,147,911	43,472,822	44,045,438	43,880,554
Dividends per share	$0.12	$0.11	$0.36	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities
Net income	$26,273	$21,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,281	11,955
Provision for doubtful accounts and sales returns	3,708	1,960
Stock-based compensation expense	10,913	9,240
Excess tax benefits from stock based compensation	(423)	(1,161)
Deferred taxes	6,088	3,480
Other non-cash adjustments	(703)	(114)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	(5,864)	(7,549)
Prepaid expenses and other assets	516	(779)
Trade accounts payable	909	(771)
Accrued expenses and other liabilities	(216)	(2,800)
Donor restricted cash	(7,598)	(6,020)
Donations payable	7,598	6,020
Deferred revenue	14,237	14,141

Net cash provided by operating activities	67,719	48,863

Cash flows from investing activities
Purchase of property and equipment	(12,997)	(10,597)
Purchase of net assets of acquired companies, net of cash acquired	(16,475)	(390)
Purchase of investment	-	(2,000)
Purchase of intangible assets	-	(130)
Proceeds from sale of assets	874	-

Net cash used in investing activities	(28,598)	(13,117)

Cash flows from financing activities
Dividend payments to stockholders	(16,034)	(14,609)
Proceeds from exercise of stock options	1,973	4,695
Excess tax benefits from stock based compensation	423	1,161
Purchase of treasury stock	-	(22,613)
Proceeds from issuance of debt	-	4,000
Payments on debt	-	(4,868)
Payments of deferred financing costs	(767)	-
Payments on capital lease obligations	(35)	(135)

Net cash used in financing activities	(14,440)	(32,369)

Effect of exchange rate on cash and cash equivalents	(656)	107

Net increase in cash and cash equivalents	24,025	3,484
Cash and cash equivalents, beginning of period	27,974	22,769

Cash and cash equivalents, end of period	$51,999	$26,253

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

(Unaudited)

(in thousands, except share amounts)		Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Comprehensive income	Shares	Amount
Balance at December 31, 2009		52,214,606	$52	$134,726	$(134,382)	$(201)	$115,911	$116,106
Net income	$29,805	-	-	-	-	-	29,805	29,805
Payment of dividends	-	-	-	-	-	-	(19,490)	(19,490)
Purchase of 1,007,082 treasury shares under stock repurchase program	-	-	-	-	(22,613)	-	-	(22,613)
Exercise of stock options and stock appreciation rights	-	729,295	1	8,064	-	-	-	8,065
Surrender of 158,459 shares upon restricted stock vesting and exercise of stock appreciation rights	-	-	-	-	(4,191)	-	-	(4,191)
Tax impact of exercise of equity based compensation awards	-	-	-	2,629	-	-	-	2,629
Stock-based compensation	-	-	-	13,000	-	-	59	13,059
Restricted stock grants	-	460,659	-	-	-	-	-	-
Restricted stock cancellations	-	(88,280)	-	-	-	-	-	-
Translation adjustment, net of tax	(311)	-	-	-	-	(311)	-	(311)

Comprehensive income	$29,494
Balance at December 31, 2010		53,316,280	$53	$158,419	$(161,186)	$(512)	$126,285	$123,059

Net income	$26,273	-	-	-	-	-	26,273	26,273
Payment of dividends	-	-	-	-	-	-	(16,034)	(16,034)
Exercise of stock options and stock appreciation rights	-	207,574	1	1,972	-	-	-	1,973
Surrender of 29,806 shares upon restricted stock vesting and exercise of stock appreciation rights	-	-	-	-	(780)	-	-	(780)
Tax impact of exercise of equity based compensation awards	-	-	-	(221)	-	-	-	(221)
Stock-based compensation	-	-	-	10,855	-	-	58	10,913
Restricted stock grants	-	48,827	-	-	-	-	-	-
Restricted stock cancellations	-	(84,512)	-	-	-	-	-	-
Translation adjustment, net of tax	(175)	-	-	-	-	(175)	-	(175)

Comprehensive income	$26,098
Balance at September 30, 2011		53,488,169	$54	$171,025	$(161,966)	$(687)	$136,582	$145,008

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

1. Organization

Blackbaud, Inc. (the Company) provides on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations, and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of September 30, 2011, the Company had approximately 24,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim consolidated financial statements

The interim consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity and comprehensive income for the periods presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and other forms filed with the SEC from time to time.

During the nine months ended September 30, 2011, the Company recorded an out-of-period adjustment that increased income from operations by $0.8 million, $0.5 million net of tax, for the recognition of net revenue and related commission expense associated with subscription-based solutions for which revenue had not been properly recorded in prior periods. The Company has determined that the impact of this out-of-period adjustment recorded in the nine months ended September 30, 2011 is immaterial to the results of operations in all applicable prior annual and quarterly periods. The Company also expects the impact of the adjustment to be immaterial to the results of operations for the full year 2011. There were no out-of-period adjustments recorded during the three months ended September 30, 2011.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

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

Subscriptions

The Company provides hosting services to customers who have purchased perpetual rights to certain of its software products (hosting services). Revenue from hosting services, as well as data enrichment services, data management services and online training programs is recognized ratably over the service period of the contract, which generally ranges from one to three years, upon deployment and use of the service. Any related set-up fees are recognized ratably over the estimated customer relationship period.

The Company makes certain of its software products available for use in hosted application arrangements without licensing perpetual rights to the software (hosted applications). Revenue from hosted applications is recognized

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

over the subscription service period, which generally ranges from one to three years, upon deployment and use of the hosted application. Any related upfront activation, set-up or implementation fees are recognized ratably over the estimated customer relationship period. Direct and incremental costs relating to activation, set-up and implementation for hosted applications are capitalized until the hosted application is deployed and in use, and then expensed over the estimated customer relationship period.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Goodwill

The change in goodwill by reportable segment during the nine months ended September 30, 2011 consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Other	Total
Balance at December 31, 2010	$43,152	$26,472	$4,514	$2,109	$76,247
Additions related to business combinations	13,040	-	-	-	13,040
Disposition related to sale of assets	-	-	-	(74)	(74)
Effect of foreign currency translation	-	-	42	-	42

Balance at September 30, 2011	$56,192	$26,472	$4,556	$2,035	$89,255

Amortization expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue on the consolidated statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Included in cost of revenue:
Cost of license fees	$126	$116	$384	$325
Cost of subscriptions	823	760	2,440	2,280
Cost of services	394	343	1,172	1,020
Cost of maintenance	221	310	726	913
Cost of other revenue	18	19	56	56

Total included in cost of revenue	1,582	1,548	4778	4,594
Included in operating expenses	249	195	729	587

Total	$1,831	$1,743	$5,507	$5,181

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

Recently issued accounting pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements and also

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

requires presentation of reclassification adjustments on the face of the financial statements. The Company is required to adopt ASU 2011-05 on January 1, 2012. Early adoption is permitted. The Company does not believe the adoption of ASU 2011-05 will have a material effect on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350), which simplifies how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company does not anticipate any material impact from the adoption of ASU 2011-08 and plans to elect to early adopt the guidance when it performs its goodwill impairment test in the fourth quarter of 2011.

3. Business combinations

PIDI

On February 1, 2011, the Company acquired all of the outstanding stock of Public Interest Data, Inc. (PIDI), a privately held company based in Virginia, for $16.6 million in cash. The acquisition of PIDI provided the Company additional capabilities in the area of donor acquisition list analytics and should enhance the Company’s database management services offerings. The additional capabilities include the established process for delivering list analytic and data management services as well as the associated experienced workforce and technology. The results of operations of PIDI are included in the consolidated financial statements of the Company from the date of acquisition. During the first nine months of 2011, total revenue from PIDI was $5.6 million and cost of revenue was $3.5 million. Acquisition-related costs of $1.0 million, which primarily consisted of legal and financial advisory services, were expensed as incurred in general and administrative expense during the nine months ended September 30, 2011.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2011	2010	2011	2010
Numerator:
Net income, as reported	$9,761	$8,519	$26,273	$21,261
Denominator:
Weighted average common shares	43,548,494	42,747,209	43,449,958	43,145,289
Add effect of dilutive securities:
Employee stock options and restricted stock	599,417	725,613	595,480	735,265

Weighted average common shares assuming dilution	44,147,911	43,472,822	44,045,438	43,880,554

Earnings per share:
Basic	$0.22	$0.20	$0.60	$0.49
Diluted	$0.22	$0.20	$0.60	$0.48

The following shares and potential shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Shares excluded from calculations of diluted EPS	357,090	124,235	372,380	147,957

5. Comprehensive income

Total comprehensive income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Net income	$9,761	$8,519	$26,273	$21,261
Foreign currency translation adjustment, net of tax	(171)	148	(175)	(136)

Comprehensive income	$9,590	$8,667	$26,098	$21,125

The tax benefit allocated to the translation adjustment recorded in accumulated other comprehensive income (loss) was $0.1 million for the three and nine months ended September 30, 2011 and the nine months ended September 30, 2010. For the three months ended September 30, 2010, a tax expense of $0.1 million was allocated to the translation adjustment recorded in accumulated other comprehensive income (loss).

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Deferred sales commissions	$14,536	$11,666
Prepaid software maintenance and royalties	6,398	4,352
Deferred professional services costs	3,307	3,447
Taxes, prepaid and receivable	265	10,826
Other	6,218	3,556

Total prepaid expenses and other current assets	$30,724	$33,847

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Accrued bonuses	$9,006	$8,952
Accrued commissions and salaries	5,205	5,922
Customer credit balances	3,684	3,379
Taxes payable	5,339	3,683
Accrued royalties	1,317	1,273
Other	5,854	5,113

Total accrued expenses and other current liabilities	$30,405	$28,322

8. Debt

Revolving credit facility

In June 2011, the Company entered into a new five-year $125.0 million revolving credit facility, which has three options to increase the amount available under the facility up to an additional $75.0 million, subject to certain terms and conditions. The revolving credit facility is guaranteed by the Company’s material subsidiaries, as defined, and is collateralized with the stock of all of the Company’s subsidiaries, as defined. At September 30, 2011, there were no outstanding borrowings under the credit facility. There was also no outstanding balance on the previous credit facility at the time of termination.

Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at a variable rate based on (a) the highest of (i) the prime rate (ii) federal funds rate plus 0.5% or (iii) one month LIBOR plus 1%, in addition to a margin of 0.375% to 1.0% (Base Rate Loans) or (b) LIBOR plus a margin of 1.375% to 2.0% (LIBOR Loans). The exact amount of any margin depends on the nature of the loan and the Company’s leverage ratio at the time of the borrowing. The Company also pays a quarterly commitment fee on the unused portion of the revolving credit facility equal to 0.25%, 0.275%, 0.3% or 0.35% per annum, depending on the Company’s leverage ratio. At September 30, 2011, the commitment fee was 0.25%.

Under the credit facility, the Company has the ability to choose either Base Rate Loans or LIBOR Loans. Base rate borrowings mature in June 2016. LIBOR Loans can be one, two, three or six month maturities (or, if agreed to by all applicable lenders, nine or twelve months), and the Company has the ability to extend the maturity of these loans by rolling them at their maturity into new loans with the same or longer maturities. The Company evaluates the classification of its debt based on the maturity of individual borrowings and any roll-over of borrowings subsequent to the balance sheet date, but prior to issuance of the consolidated financial statements.

Deferred financing costs

In connection with the Company’s new credit facility, the Company paid $0.8 million of financing costs, which will be amortized over the term of the new facility. As of September 30, 2011 and December 31, 2010, deferred financing costs totaling $0.8 million and $0.1 million, respectively, are included in other assets on the consolidated balance sheet.

9. Commitments and contingencies

Leases

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

The Company leases its headquarters facility. The lease agreement has a term of 15 years with two five-year renewal options by the Company. The annual base rent of the lease is $3.6 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse the Company an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During each of the three and nine-month periods ended September 30, 2011 and 2010 rent expense was reduced by $67,000 and $200,000, respectively, related to this lease provision. The $4.0 million leasehold improvement allowance has been included in the table below of operating lease commitments as a reduction in the Company’s lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.

Additionally, the Company has subleased a portion of its facilities under various agreements extending through 2012. Under these agreements, rent expense was reduced by $0.1 million and $0.3 million in each of the three and nine-month periods ended September 30, 2011 and 2010, respectively. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $0.1 million and $0.3 million for 2011 and 2012, respectively. No minimum aggregate sublease commitments exist after 2012. The Company has also received, and expects to receive through 2012, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.5 million in each of the three months ended September 30, 2011 and 2010, and $1.7 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Additionally, the Company leases various office space and equipment under operating leases. The Company also has various non-cancelable capital leases for computer equipment and furniture that are not significant.

As of September 30, 2011, the future minimum lease commitments related to operating lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31, (in thousands)
2011 – remaining	$1,801
2012	6,527
2013	5,636
2014	5,360
2015	5,006
Thereafter	37,514

Total minimum lease payments	$61,844

Other commitments

The Company utilizes third-party relationships in conjunction with its products, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. As of September 30, 2011, the remaining aggregate minimum purchase commitment under these arrangements is approximately $4.7 million through 2013. The Company incurred expense under these arrangements of $1.8 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively, and $4.4 million and $3.1 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

10. Income taxes

The Company calculated the provision for income taxes for the three and nine months ended September 30, 2011 using the 2011 projected annual effective tax rate of 36.6%, which excludes period-specific items. The Company’s effective tax rate, including the effects of period-specific events, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Effective tax rate	37.3%	35.2%	34.2%	36.9%

Period-specific items recorded in the nine months ended September 30, 2011 included a decrease of $1.0 million in the valuation allowance for certain state net operating loss carryforwards, which reduced income tax expense. Period-specific items recorded in the three and nine months ended September 30, 2010 include the recognition of tax benefits related to a change in estimate for 2009 research and development credits of $0.5 million, net of reserves for uncertain tax positions.

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

The Company recorded net excess tax benefits on stock option and stock appreciation right exercises and restricted stock vesting of $0.2 million and $1.2 million in stockholders’ equity during the nine months ended September 30, 2011 and 2010, respectively.

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $1.7 million at September 30, 2011. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties was $0.1 million at September 30, 2011. The total amount of accrued interest and penalties was not material to the consolidated balance sheet as of December 31, 2010, or to the consolidated statements of operations for the three and nine months ended September 30, 2011 or 2010.

The Company has taken positions in certain taxing jurisdictions related to state nexus issues for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease was not material at September 30, 2011.

It continues to be the Company’s intention to indefinitely reinvest undistributed foreign earnings. Accordingly, no deferred tax liability has been recorded in connection with the undistributed foreign earnings. It is not practicable for the Company to determine the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries.

11. Stock-based compensation

During the nine months ended September 30, 2011, the Company issued 48,827 shares of restricted stock and 30,325 stock appreciation rights with an aggregate grant date fair value of $1.3 million and $0.3 million, respectively. The Company also issued performance-based restricted stock units to certain executive officers with an aggregate grant date value range of zero to $1.3 million depending on the achievement of the various performance targets. Under the performance-based restricted stock unit agreements, if the minimum performance targets are not met, the restricted stock units will not vest and no shares of the Company’s common stock will be granted. Compensation cost for the performance-based awards will be recognized to the extent the performance

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

targets are achieved using the graded-vesting method over the requisite service period of three years. No stock options were issued in the nine months ended September 30, 2011.

Stock-based compensation expense is allocated to expense categories on the consolidated statements of operations based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Included in cost of revenue:
Cost of subscriptions	$80	$112	$407	$279
Cost of services	491	380	1,395	1,230
Cost of maintenance	193	219	573	574

Total included in cost of revenue	764	711	2,375	2,083
Included in operating expenses:
Sales and marketing	305	272	934	977
Research and development	759	715	2,273	2,130
General and administrative	1,759	1,482	5,331	4,050

Total included in operating expenses	2,823	2,469	8,538	7,157

Total	$3,587	$3,180	$10,913	$9,240

12. Stockholders’ equity

Dividends

The following table provides information with respect to quarterly dividends paid on common stock during the nine months ended September 30, 2011.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2011	$0.12	February 28	March 15
May 2011	$0.12	May 27	June 15
August 2011	$0.12	August 26	September 15

In November 2011, the Company’s Board of Directors declared a fourth quarter dividend of $0.12 per share payable on December 15, 2011 to stockholders of record on November 28, 2011.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

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

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue by segment:
ECBU	$41,267	$35,135	$118,132	$95,493
GMBU	43,725	39,979	128,188	119,566
IBU	8,682	6,675	24,182	20,271
Other(1)	1,857	1,437	5,705	4,806

Total revenue	$95,531	$83,226	$276,207	$240,136

Segment operating income(2):
ECBU	17,864	15,991	49,269	42,196
GMBU	26,332	23,697	75,495	70,070
IBU	2,033	1,377	4,703	4,556
Other(1)	1,454	878	4,459	3,234

	47,683	41,943	133,926	120,056
Less:
Corporate unallocated costs(3)	26,583	23,894	77,762	71,686
Stock-based compensation costs	3,587	3,180	10,913	9,240
Amortization expense	1,831	1,743	5,507	5,181
Interest expense, net	4	24	10	106
Other (income) expense, net	106	(53)	(179)	129

Income before provision for income taxes	$15,572	$13,155	$39,913	$33,714

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.
(2)	Segment operating income includes direct, controllable costs related to the sale of products and services by the reportable segment, except for IBU, which includes operating costs from our foreign locations such as sales, marketing, general, administrative, depreciation, facilities and IT support costs.
(3)	Corporate costs include research and development, data center operating costs, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

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

Executive summary

We provide on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage finances and optimize internal operations. We have focused solely on the nonprofit market since our incorporation in 1982 and have developed our suite of products and services based upon our extensive knowledge of the operating challenges facing nonprofit organizations. As of September 30, 2011, we had approximately 24,000 active customers. Our customers operate in multiple verticals within the nonprofit market, including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

Overall, revenue for both the third quarter of 2011 and the first nine months of 2011 increased by 15% compared to the same periods in 2010. After removing the impact of foreign currency translation and revenue from acquired companies, revenue increased by approximately 11% for both the third quarter of 2011 and the first nine months of 2011 when compared to the same periods in 2010. These increases resulted from continued growth in our subscription revenue, principally attributable to increased demand for our hosting services, online fundraising and data management offerings and the shift in our business towards hosted solutions. Also contributing to the growth in revenue is an increase in our services revenue, which is primarily due to an increase in volume of consulting and training services provided. We continue to experience declines in revenue associated with our core perpetual license offerings as a result of the continuing decreases in sales of our perpetual license offerings to the mid-market customer base, which is principally the result of customers opting to purchase our solutions under alternative packaging with more flexible subscription-based pricing. We believe this trend will continue in the future.

Income from operations for the third quarter of 2011 and the first nine months of 2011 increased by $2.6 million and $5.8 million, respectively, when compared to the same periods in 2010. The increase in income from operations is primarily attributable to growth in revenue, partially offset by (1) acquisition-related costs, (2) an increase in stock-based compensation expense and (3) an increase in sales and marketing, research and development and general and administrative expenses. The increase in these expenses is principally attributable to merit-based salary increases, an increase in commission expense associated with higher commissionable revenue and an increase in marketing costs associated with the launch of our new corporate branding and newly packaged offerings.

We ended the third quarter of 2011 with cash and cash equivalents totaling $52.0 million and no outstanding borrowings on our credit facility. During the first nine months of 2011, we generated $67.7 million in cash flow from operations, of which we used $16.5 million to acquire a business, $16.0 million to pay dividends and $13.0 million to purchase software and computer equipment.

While we have experienced growth in revenue as our market has stabilized, the global economy continues to be volatile and its impact on the nonprofit market remains uncertain. We expect that our existing and prospective customers will remain cautious in their expenditure decisions for the remainder of 2011. Notwithstanding these conditions, we remain focused on execution, investing in our key growth initiatives, strengthening our leadership position and carefully managing our costs and expenses to achieve our targeted level of profitability.

GBlackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Results of operations

Comparison of the three and nine months ended September 30, 2011 and 2010

We have included the results of operations of acquired companies in our consolidated result of operations from the date of acquisition. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations due to the inclusion of acquired companies.

We completed the acquisition of PIDI on February 1, 2011. During the first nine months of 2011, PIDI’s total revenue was $5.6 million, cost of revenue was $3.5 million and operating expenses was $0.1 million.

Revenue

The table below compares revenue from our statements of operations for the three and nine months ended September 30, 2011 with the same period in 2010.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change

License fees	$4.9	$5.1	$(0.2)	(4)%	$14.6	$17.2	$(2.6)	(15)%
Subscriptions	26.0	21.2	4.8	23%	77.4	60.8	16.6	27%
Services	29.8	24.0	5.8	24%	81.8	64.9	16.9	26%
Maintenance	32.9	31.4	1.5	5%	97.3	93.0	4.3	5%
Other	1.9	1.5	0.4	27%	5.1	4.2	0.9	21%

Total revenue	$95.5	$83.2	$12.3	15%	$276.2	$240.1	$36.1	15%

Total revenue increased by 15% in both the third quarter of 2011 and in the first nine months of 2011 when compared to the same periods in 2010. When removing the impact of revenue from acquired companies, revenue increased by 12% in both the third quarter of 2011 and the first nine months of 2011 when compared to the same periods in 2010. The increase in revenue is primarily attributable to growth in our subscriptions and services revenue. The increase in subscriptions revenue is primarily due to an increase in demand for our hosting services, online fundraising and data management offerings. The growth in revenue from our subscription offerings is also a result of the ongoing evolution of our product offerings from traditional perpetual license-based arrangements with upfront payments to subscription-based offerings with more flexible pricing and payments. Services revenue grew principally due to an increase in the volume of consulting services associated with implementation engagements of Blackbaud Enterprise CRM. The increase in maintenance revenue is primarily attributable to new maintenance contracts associated with new license agreements and increases in contracts with existing customers when compared to the same periods in 2010. The decrease in license fees is principally attributable to the continued shift in our customers’ buying preference away from traditional perpetual license-based arrangements with upfront payments to offerings with subscription-based payment arrangements.

Operating results

The operating results analyzed below are presented on a non-GAAP basis in that: the results exclude the impact of stock-based compensation expense, amortization of intangibles arising from business combinations, and gain on the sale of assets and acquisition-related expenses incurred in connection with our 2011 acquisition of PIDI. We believe that the exclusion of these costs allows us to better understand and manage our operating expenses and cash needs. These excluded costs are analyzed separately following the discussion of operating expenses.

License fees

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change

License fee revenue	$4.9	$5.1	$(0.2)	(4)%	$14.6	$17.2	$(2.6)	(15)%
Controllable cost of license fees	0.6	0.5	0.1	20%	2.1	1.9	0.2	11%

License fee gross profit	$4.3	$4.6	$(0.3)	(7)%	$12.5	$15.3	$(2.8)	(18)%

License fee gross margin	88%	90%			86%	89%

We derive revenue from license fees from the sale of our software products under a perpetual license agreement. We continue to experience a shift in our customers’ buying preference away from solutions offered under perpetual

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

license arrangements with upfront payments to offerings with subscription-based payment arrangements. Additionally, we continue to experience long sales cycle times, delays and postponements of purchasing decisions and overall caution exercised by existing and prospective customers as a result of continued challenges posed by the economic environment. During the third quarter of 2011, revenue from license fees remained relatively unchanged when compared to the same period in 2010. During the first nine months of 2011, revenue from license fees principally decreased due to a decline in the license fee component of sales to new customers when compared to the same period in 2010.

Direct controllable cost of license fees is principally comprised of third-party software royalties and variable reseller commissions. The increase in cost of license fees in the third quarter and first nine months of 2011 compared to the same periods in 2010 is primarily attributable to higher third-party software royalties and reseller commissions. Reseller commissions have increased due to the increase in use of resellers during the first nine months of 2011 when compared to the same period in 2010.

The decrease in license fee gross margin in the third quarter of 2011 and the first nine months of 2011 when compared to the same periods in 2010 is the result of an increase in the mix of software license transactions in which we paid variable reseller commissions and had higher associated third-party software royalty costs.

Subscriptions

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change

Subscriptions revenue	$26.0	$21.2	$4.8	23%	$77.4	$60.8	$16.6	27%
Controllable cost of subscriptions	9.7	7.1	2.6	37%	27.4	20.2	7.2	36%

Subscriptions gross profit	$16.3	$14.1	$2.2	16%	$50.0	$40.6	$9.4	23%

Subscriptions gross margin	63%	67%			65%	67%

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

Excluding the impact of acquired companies, subscriptions revenue increased by $3.2 million, or 15% in the third quarter of 2011 when compared to the same period in 2010. This increase is principally attributable to the increase in demand for hosting services, online data services and data management offerings.

Subscriptions revenue for the first nine months of 2011 includes an out-of-period adjustment of $1.7 million, which increased subscriptions revenue in the first quarter of 2011, related to our accounting for subscription-based offerings that were earned in prior periods. Excluding the impact of the out-of-period adjustment and the impact of acquired companies, subscriptions revenue increased by $10.3 million, or 17% in the first nine months of 2011 when compared to the same period in 2010. This increase is principally attributable to the increase in demand for hosting services, online fundraising and data management offerings.

Controllable cost of subscriptions is primarily comprised of human resource costs, third-party royalty and data expenses, hosting expenses, an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions in the third quarter of 2011 and in the first nine months of 2011 compared to the same periods in 2010 is principally attributable to an increase in headcount and investments we are making in our infrastructure to support the growth in our subscription offerings. Human resource costs increased $1.6 million and $4.9 million in the third quarter of 2011 and the first nine months of 2011, respectively, compared to the same periods in 2010 as a result of the increase in headcount. Additional headcount due to the inclusion of acquired companies represented approximately $0.8 million and $2.5 million of the increase in human resource costs for the third quarter of 2011 and the first nine months of 2011, respectively. The remaining increase in headcount is due to additional resources needed to support the continued growth in this area.

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

The decrease in subscriptions gross margin in the third quarter of 2011 and the first nine months of 2011 compared to the same periods in 2010 is due to an increase in the investments we are making in the infrastructure to support the growth in our subscriptions offerings.

Services

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change

Services revenue	$29.8	$24.0	$5.8	24%	$81.8	$64.9	$16.9	26%
Controllable cost of services	19.1	16.3	2.8	17%	56.6	46.5	10.1	22%

Services gross profit	$10.7	$7.7	$3.0	39%	$25.2	$18.4	$6.8	37%

Services gross margin	36%	32%			31%	28%

We derive services revenue from consulting, installation, implementation, education and analytic services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities. Analytic services are comprised of donor prospect research, selling lists of potential donors, benchmarking studies and data modeling services. These services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. We recognize services revenue attributable to consulting services for implementation of our hosted applications and subscription offerings ratably over the related term of the hosting or subscription arrangement. We also recognize the direct and incremental costs associated with consulting services revenue ratably over the service period. However, we expense indirect costs in the period the cost is incurred.

Excluding the impact of acquired companies, services revenue increased by $4.8 million, or 20%, in the third quarter of 2011 when compared to the same period in 2010. This increase is attributable to increases in consulting services revenue of $3.3 million, education services revenue of $0.9 million and analytic services revenue of $0.6 million. The increase in consulting services revenue is principally attributable to an increase in the volume of consulting, installation and implementation services associated with our Blackbaud Enterprise CRM product offering. The rates we charge for our services offerings have remained relatively constant year over year and, as such, the increase in education and analytic services revenue is principally the result of an increase in the volume of services provided.

Included in services revenue for the first nine months of 2011 is an out-of-period adjustment recorded in the first quarter of 2011 of $0.8 million which reduced consulting services revenue. Excluding the out-of-period adjustment and the impact of acquired companies, services revenue increased by $15.5 million, or 24% in the first nine months of 2011 when compared to the same period in 2010. This increase is attributable to increases in consulting services revenue of $11.9 million, education services revenue of $2.1 million and analytic services revenue of $1.6 million. The increase in consulting services revenue is principally attributable to an increase in the volume of consulting, installation and implementation services associated with our Blackbaud Enterprise CRM product offering, which was partially offset by a reduction in the effective rates we charge as a result of a higher level of discounts offered on the sales of our consulting services during 2010. The rates we charge for our education and analytic services offerings have remained relatively constant year over year and, as such, the increase in revenue is principally the result of an increase in the volume of services provided.

Controllable cost of services is principally comprised of human resource costs, third-party contractor expenses, classroom rentals, other costs incurred in providing consulting, installation and implementation services and customer training, data expense incurred to perform analytic services and an allocation of depreciation, facilities and IT support costs. The increase in cost of services in the third quarter of 2011 and first nine months of 2011 when compared to the same periods in 2010 is primarily attributable to an increase in human resource and third-party contractor costs, which was driven by the need for additional resource capacity to meet the increasing demand for consulting services. Additionally, we continue to experience a shift in the mix of consultants to meet the needs of our enterprise customers, which require a higher level of skilled resources that carry a higher cost.

The services gross margin increased in the third quarter of 2011 and the first nine months of 2011 compared to the same periods in 2010 primarily as a result of an increase in demand for consulting services associated with our Blackbaud Enterprise CRM offering and a shift in the mix of consulting engagements to higher margin projects.

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Maintenance

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change

Maintenance revenue	$32.9	$31.4	$1.5	5%	$97.3	$93.0	$4.3	5%
Controllable cost of maintenance	6.1	5.8	0.3	5%	17.5	16.5	1.0	6%

Maintenance gross profit	$26.8	$25.6	$1.2	5%	$79.8	$76.5	$3.3	4%

Maintenance gross margin	81%	82%			82%	82%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue of $1.5 million in the third quarter of 2011 compared to the same period in 2010 is principally comprised of $2.9 million of maintenance with new customers associated with new license agreements and increases in contracts with existing customers and $1.0 million from maintenance contract inflationary rate adjustments, offset by $2.4 million from maintenance contracts that were not renewed.

The increase in maintenance revenue of $4.3 million in the first nine months of 2011 compared to the same period in 2010 is principally comprised of $8.1 million of maintenance with new customers associated with new license agreements and increases in contracts with existing customers and $2.8 million from maintenance contract inflationary rate adjustments, offset by $6.6 million from maintenance contracts that were not renewed.

Controllable cost of maintenance is primarily comprised of human resource costs, third-party contractor expenses, third-party royalty costs, an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers. The increase in cost of maintenance in the third quarter of 2011 and the first nine months of 2011 compared to the same periods in 2010 is principally attributable to an increase in human resource costs. Human resource costs increased due to merit-based salary increases, an increase in headcount and a change in the mix of support resources. Headcount increased due to an increase in volume of our new maintenance contracts and increases in our existing maintenance customer contracts. Additionally, we continue to experience a shift in the mix of support resources to meet the needs of our enterprise customers, which require a higher level of skilled resources that carry a higher cost.

The decrease in maintenance gross margin in the third quarter of 2011 compared to the same period in 2010 is due to the shift in the mix of support resources to more highly skilled resources.

Other revenue

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change

Other revenue	$1.9	$1.5	$0.4	27%	$5.1	$4.2	$0.9	21%
Controllable cost of other revenue	1.7	1.3	0.4	31%	4.2	3.8	0.4	11%

Other gross profit	$0.2	$0.2	$-	0%	$0.9	$0.4	$0.5	125%

Other gross margin	11%	13%			18%	10%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees. Other revenue increased in the third quarter of 2011 and the first nine months of 2011 when compared to the same periods in 2010 primarily due to an increase in revenue from third-party software referral fees.

Controllable cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations and an allocation of depreciation, facilities and IT support costs. Other cost of revenue increased in the third quarter of 2011 and the first nine months of 2011 when compared to the same periods in 2010 primarily due to an increase in reimbursable expenses related to providing services at customer locations. The increase in other gross margin in the first nine months of 2011 is due to the increase in revenue from third-party software referral fees.

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

The following schedule reconciles non-GAAP gross profit discussed above to gross profit as presented on the consolidated statements of operations:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change

License fees	$4.3	$4.6	$(0.3)	(7)%	$12.5	$15.3	$(2.8)	(18)%
Subscriptions	16.3	14.1	2.2	16%	50.0	40.6	9.4	23%
Services	10.7	7.7	3.0	39%	25.2	18.4	6.8	37%
Maintenance	26.8	25.6	1.2	5%	79.8	76.5	3.3	4%
Other	0.2	0.2	-	0%	0.9	0.4	0.5	125%

Total non-GAAP gross profit	$58.3	$52.2	$6.1	12%	$168.4	$151.2	$17.2	11%

Less corporate costs not allocated:
Stock-based compensation expense	0.8	0.7	0.1	14%	2.4	2.1	0.3	14%
Amortization of intangible assets acquired in business combinations	1.6	1.5	0.1	7%	4.8	4.6	0.2	4%
Gross profit as stated in statements of operations	$55.9	$50.0	$5.9	12%	$161.2	$144.5	$16.7	12%
Gross margin %	59%	60%			58%	60%

Operating expenses

Sales and marketing

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change

Sales and marketing expense excluding stock-based compensation	$18.4	$16.7	$1.7	10%	$56.2	$51.4	$4.8	9%
Add: Stock-based compensation expense	0.3	0.3	-	0%	0.9	1.0	(0.1)	(10)%

Sales and marketing expense	$18.7	$17.0	$1.7	10%	$57.1	$52.4	$4.7	9%

% of revenue (excluding stock-based compensation)	19%	20%			20%	21%

Sales and marketing expense includes salaries and related human resource costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. Sales and marketing expense in the third quarter of 2011 compared to the same period in 2010 increased by $1.7 million primarily due to an increase in human resource costs as a result of merit-based salary increases, higher health benefit costs and an increase in headcount.

During second quarter 2010, we recorded an out-of-period adjustment of $0.8 million, which increased expense, related to our accounting for deferred sales commissions. Excluding this out-of-period adjustment, sales and marketing expense in the first nine months of 2011 compared to the same period in 2010 increased by $5.6 million, principally due to an increase of $2.1 million in commission expense and $2.8 million in human resource costs. The increase in commission expense is principally attributable to an increase in commissionable sales and revenue in 2011. Human resources costs increased primarily due to additional headcount. Additionally, marketing programs related costs increased by $0.6 million. The increase in marketing programs related costs is principally attributable to the launch of our new corporate branding and an increase in marketing costs associated with our new packaged offerings.

The decrease in sales and marketing expense as a percentage of revenue in the third quarter of 2011 when compared to the same period in 2010 is principally due to a decrease in travel and other marketing costs. The decrease in sales and marketing expense as a percentage of revenue in the first nine months of 2011 when compared to the same period in 2010 is principally due to the out-of-period adjustment recorded in 2010.

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Research and development

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change

Research and development expense excluding stock-based compensation	$11.4	$11.1	$0.3	3%	$33.9	$32.3	$1.6	5%
Add: Stock-based compensation	0.8	0.7	0.1	14%	2.3	2.1	0.2	10%

Research and development expense	$12.2	$11.8	$0.4	3%	$36.2	$34.4	$1.8	5%

% of revenue (excluding stock-based compensation)	12%	13%			12%	13%

Research and development expenses include human resource costs, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products and an allocation of depreciation, facilities and IT support costs. During the third quarter of 2011 and the first nine months of 2011, the increase in research and development costs is principally attributable to an increase in human resource costs resulting from merit-based salary increases and higher health benefit costs, and the ongoing investment we are making in our products.

General and administrative

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change

General and administrative expense excluding stock-based compensation, acquisition-related costs and gain on sale of assets	$7.3	$6.4	$0.9	14%	$21.6	$19.2	$2.4	13%
Add: Acquisition-related costs	-	-	-	-%	1.0	-	1.0	-%
Add: Gain on sale of assets	-	-	-	-%	(0.5)	-	(0.5)	-%
Add: Stock-based compensation	1.7	1.5	0.2	13%	5.3	4.0	1.3	33%

General and administrative expense	$9.0	$7.9	$1.1	14%	$27.4	$23.2	$4.2	18%

% of revenue (excluding stock-based compensation)	8%	8%			8%	8%

General and administrative expense consists primarily of human resource costs for general corporate functions, including senior management, finance, accounting, legal, human resources, corporate development, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, and other administrative expenses. During the third quarter of 2011 and the first nine months of 2011 compared to the same periods in 2010, the increase in general and administrative expense was principally attributable to an increase in human resource costs as a result of merit-based salary increases, higher health benefit costs and an increase in bonus expense.

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

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Our consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 include the amounts of stock-based compensation illustrated below:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change

Included in cost of revenue:
Cost of subscriptions	$0.1	$0.1	$-	-%	$0.4	$0.3	$0.1	33%
Cost of services	0.5	0.4	0.1	25%	1.4	1.2	0.2	17%
Cost of maintenance	0.2	0.2	-	-%	0.6	0.6	-	-%

Total included in cost of revenue	0.8	0.7	0.1	14%	2.4	2.1	0.3	14%
Included in operating expenses:
Sales and marketing	0.3	0.3	-	-%	0.9	1.0	(0.1)	(10)%
Research and development	0.8	0.7	0.1	14%	2.3	2.1	0.2	10%
General and administrative	1.7	1.5	0.2	13%	5.3	4.0	1.3	33%

Total included in operating expenses	2.8	2.5	0.3	12%	8.5	7.1	1.4	20%

Total	$3.6	$3.2	$0.4	13%	$10.9	$9.2	$1.7	18%

Stock-based compensation is comprised of expense from restricted stock, performance-based restricted stock units and stock appreciation rights. The increase in stock-based compensation expense recorded in general and administrative expense during the first nine months of 2011 compared to the same period in 2010 is principally attributable to expense associated with performance-based restricted stock units, which we began granting in 2010.The table below summarizes the stock-based compensation by award type for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change

Stock-based compensation from:
Restricted stock	$2.4	$2.2	$0.2	9%	$7.2	$6.5	$0.7	11%
Performance-based restricted stock units	0.2	-	0.2	-%	0.5	-	0.5	-%
Stock appreciation rights	1.0	1.0	-	-%	3.2	2.7	0.5	19%

Total stock-based compensation	$3.6	$3.2	$0.4	13%	$10.9	$9.2	$1.7	18%

Stock-based compensation expense increased in the third quarter of 2011 and the first nine months of 2011 compared to the same periods in 2010 due to additional grants in the fourth quarter of 2010, partially offset by the vesting of grants issued in prior years.

The total amount of compensation costs related to non-vested awards not yet recognized was $22.7 million as of September 30, 2011. This amount will be recognized as expense over a weighted average period of 1.7 years.

Amortization

We allocated amortization expense to cost of revenue based on the nature of the respective identifiable intangible asset and whether the asset is directly associated with a specific component of revenue. Amortization expense included in our consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 is illustrated below:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2011	2010	Change	% Change	2011	2010	Change	% Change

Included in cost of revenue:
Cost of license fees	$0.1	$0.1	$-	-%	$0.4	$0.3	$0.1	33%
Cost of subscriptions	0.8	0.8	-	-%	2.4	2.3	0.1	4%
Cost of services	0.4	0.3	0.1	33%	1.2	1.0	0.2	20%
Cost of maintenance	0.3	0.3	-	-%	0.7	0.9	(0.2)	(22)%
Cost of other revenue	-	-	-	-%	0.1	0.1	-	-%

Total included in cost of revenue	1.6	1.5	0.1	7%	4.8	4.6	0.2	4%
Included in operating expenses	0.2	0.2	-	-%	0.7	0.6	0.1	17%

Total	$1.8	$1.7	$0.1	$6%	$5.5	$5.2	$0.3	$6%

Acquisition-related costs

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

During the first nine months of 2011, we expensed $1.0 million of acquisition-related costs, in connection with the acquisition of PIDI, which we recorded in general and administrative expense. There were no similar expenses in the first nine months of 2010.

Gain on sale of assets

During the first nine months of 2011, we recognized a gain of $0.5 million from the sale of intangible assets, which we recorded as a reduction of general and administrative expense. There was no similar transaction in the first nine months of 2010.

Income tax provision

The estimated annual effective tax rate for 2011 is 36.6%, which excludes period-specific items. Following is our effective tax rate, including the effects of period-specific items, for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Effective tax rate	37.3%	35.2%	34.2%	36.9%

Period-specific items recorded in the nine months ended September 30, 2011 included a decrease of $1.0 million in the valuation allowance for certain state net operating loss carryforwards, which reduced income tax expense. Period-specific items recorded in the three and nine months ended September 30, 2010 included the recognition of tax benefits related to a change in estimate for 2009 research and development credits of $0.5 million, net of reserves for uncertain tax positions.

We recorded our deferred tax assets and liabilities at an amount based upon a U.S. federal income tax rate of 35.0% and appropriate statutory tax rates of various foreign, state and local jurisdictions in which we operate. If our tax rates change in the future, we will adjust our deferred tax assets and liabilities to an amount reflecting those income tax rates. Any change will affect the provision for income taxes during the period in which the determination is made.

The amount of unrecognized tax benefit that, if recognized, would favorably affect our effective rate as of September 30, 2011 was $1.7 million. We have taken positions in certain taxing jurisdictions related to state nexus issues for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease was not material at September 30, 2011.

Liquidity and capital resources

At September 30, 2011, cash and cash equivalents totaled $52.0 million, compared to $28.0 million at December 31, 2010. The $24.0 million increase in cash and cash equivalents during the first nine months of 2011 is principally the result of cash generated from operations of $67.7 million, of which $16.5 million was used to acquire a business, $16.0 million to pay dividends and $13.0 million to purchase software and computer equipment.

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

We have drawn on our credit facility from time to time to help us meet short-term financial needs, such as business acquisitions and purchase of common stock under our repurchase program. In June 2011, we entered into a new five-year $125.0 million credit facility which replaced our previous $90.0 million credit facility that was to mature in July 2012. Under the new credit facility we have three options to increase the aggregate amount available by up to $75.0 million. At September 30, 2011, we had no outstanding borrowings under our credit facility. We believe

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

our cash on hand, cash generated from operations and our credit facility provides us with sufficient flexibility to meet our financial needs.

At September 30, 2011, our total cash and cash equivalents balance includes approximately $18.2 million of cash was held by operations outside the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating cash flow

Net cash provided by operating activities of $67.7 million increased by $18.8 million during the first nine months of 2011 when compared to the same period in 2010. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.

Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Cash flow from operations associated with working capital increased $7.3 million in the first nine months of 2011 when compared to the same period in 2010. This net increase is principally due to:

•

an increase of $1.7 million in cash associated with accounts receivable, primarily from an increase in the collection of accounts receivable as a result the timing of billings in late 2010 as compared to late 2009; and

•	a refund of income tax payments of $6.0 million.

The provision for doubtful accounts and sales returns increased $1.7 million during the nine months ended September 30, 2011 when compared to the same period in 2010. The increase is principally due to an increase in credits associated with maintenance, subscription and consulting services that is commensurate with our growth in sales. Additionally, during the first nine months of 2010, we decreased our allowance for doubtful accounts and sales returns by $0.5 million as a result of favorable returns and collections experience, which contributed to the $1.7 million year-over-year increase in cash flow from the provision for doubtful accounts and sales returns.

Investing cash flow

Net cash used in the first nine months of 2011 for investing activities was $28.6 million compared to $13.1 million in the same period in 2010. The increase is principally due to the purchase of PIDI in the first quarter of 2011. As of September 30, 2011, we spent $13.0 million on software and computer equipment associated with the infrastructure that supports our subscription-based offerings. We expect to continue making similar investments in our infrastructure and expect our full year 2011 capital expenditures to be in the range of $15.0 million to $20.0 million.

Financing cash flow

Net cash used in financing activities for the first nine months of 2011 was $14.4 million compared to $32.4 million in the same period in 2010. The decrease in cash used in financing activities is primarily due to a decrease in the purchase of treasury stock under our repurchase program. We did not repurchase any treasury shares during the nine months ended September 30, 2011, and as of September 30, 2011, $50.0 million remained available under our share repurchase program.

Commitments and contingencies

As of September 30, 2011, we had future minimum lease commitments of $61.8 million. There were no material changes outside the ordinary course of business in our contractual obligations since December 31, 2010.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total remaining minimum purchase commitments under these arrangements at September 30, 2011 were $4.7 million through 2013. We incurred expense under these arrangements of $1.8 million and $1.5 million for the three months

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

ended September 30, 2011 and 2010, respectively, and $4.4 million and $3.1 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Foreign currency exchange rates

Approximately 20% of our total net revenue for the nine months ended September 30, 2011 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.7 million and $0.5 million at September 30, 2011 and December 31, 2010, respectively.

The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During third quarter 2011, foreign translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates have had a material impact on our consolidated results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.

Cautionary statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

Statements contained in this Form 10-Q, which are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include: general economic risks; lengthy sales and implementation cycles, particularly in larger organizations; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; management of integration of recently acquired companies and other risks associated with acquisitions; the ability to attract and retain key personnel, including our new CFO; risk associated with successful implementation of multiple integrated software products; risks related to our dividend policy and stock repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by the credit facility; risks associated with management of growth; technological changes that make our products and services less competitive; and the other risk factors set forth from time to time in our SEC filings.

Item 3. Quantitative and qualitative disclosures about market risk

Due to the nature of our short-term investments and the lack of material debt, we have concluded at September 30, 2011 that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.

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

Blackbaud, Inc.

PART II. OTHER INFORMATION

Item 2. Unregistered sales of equity securities and use of proceeds

The following table provides information about shares of common stock repurchased during the three months ended September 30, 2011 under our stock repurchase program, as well as common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, July 1, 2011				$50,000
July 1, 2011 through July 30, 2011	740	$28.99	-	$50,000
August 1, 2011 through August 31, 2011	14,570	$23.89	-	$50,000
September 1, 2011 through September 30, 2011	-	$ -	-	$50,000
Total	15,310	$24.14	-	$50,000

(1) During the period, there were no shares repurchased. These shares represent those withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock.

Item 6. Exhibits

Exhibits:

10.47	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Tim Williams.

10.48	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Louis Attanasi.

10.49	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Charlie Cumbaa.

10.50	Employment Agreement dated June 25, 2008 between Blackbaud, Inc. and Kevin Mooney.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

BLACKBAUD, INC.

Date: November 8, 2011	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: November 8, 2011	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer