Form 10-Q/A
period 2011-09-30
BLACKBAUD INC
filed 2011-11-10
CIK 1280058

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to Blackbaud, Inc’s quarterly report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 8, 2011, is to correct the percentage of Blackbaud’s revenue for the nine months ended September 30, 2011 derived from operations outside the United States. Page 27 of the Form 10-Q inadvertently stated that percentage was approximately 20% when in fact it was approximately 14%.

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

BLACKBAUD, INC.

		Page No.
PART I.	FINANCIAL INFORMATION
Item 2.	Management’s discussion and analysis of financial condition and results of operations	17
Item 6.	Exhibits	29

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

Foreign currency exchange rates

Approximately 14% of our total net revenue for the nine months ended September 30, 2011 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was $0.7 million and $0.5 million at September 30, 2011 and December 31, 2010, respectively.

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

Blackbaud, Inc.

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

BLACKBAUD, INC.

Date: November 10, 2011	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: November 10, 2011	By:	/s/ Timothy V. Williams
Timothy V. Williams
Senior Vice President and Chief Financial Officer