Form 10-K
period 2011-12-31
BLACKBAUD INC
filed 2012-02-29
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2011 (based on the closing sale price of $27.72 on that date), was approximately $1,086,698,096. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at February 10, 2012 was 44,940,623.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders currently scheduled to be held June 20, 2012 are incorporated by reference into Part III hereof.

BLACKBAUD, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions and projections. Statements which include the words “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements.

Although we attempt to be accurate in making these forward-looking statements, future circumstances might differ from the assumptions on which such statements are based. In addition, other important factors that could cause results to differ materially include those set forth under “Item 1A. Risk factors” and elsewhere in this report and in our other SEC filings. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. BUSINESS

Overview

We are the leading global provider of software and related services designed specifically for nonprofit organizations. Our stated company purpose is to power the business of philanthropy from fundraising to outcomes. We strive to help our customers accomplish their missions and are guided by the following corporate values:

•	Our people make us great.

•	Customers are at the heart of everything we do.

•	We must be good stewards of our resources.

•	Innovation drives success.

•	Our actions are guided by honesty and integrity.

•	Service to others makes the world a better place.

Our customers use our products and services to help increase donations, reduce fundraising costs, build online communities and improve communications with constituents, manage their finances and optimize operations. We have focused solely on the nonprofit market since our incorporation in 1982. At the end of 2011, we had approximately 26,000 customers spread over 60 countries. Our customers come from nearly every segment of the nonprofit sector, including education, foundations, health and human services, faith-based, arts and cultural, public and societal benefits, environment and animal welfare, and international and foreign affairs.

Nonprofit Industry

The nonprofit industry is large and diverse

There were more than 1.8 million U.S. nonprofit organizations registered with the Internal Revenue Service in 2010, including 1.3 million charitable 501(c)(3) organizations, and we estimate there are approximately another 2.0 million nonprofit organizations internationally. According to Giving USA 2011, donations to nonprofit organizations in the United States in 2010 were $290.9 billion, amounting to 2.0% of U.S. GDP, which increased from donations in 2009 of $280.3 billion. The compound annual growth rate of donations over the 40-year period from 1970 to 2010 was 6.8%, not adjusted for inflation. These organizations also receive fees for services they provide, which are estimated at more than $1 trillion annually.

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

The nonprofit industry faces particular operational challenges

Nonprofit organizations must efficiently:

•	Solicit funds and build relationships with major donors;

•	Garner small cash contributions from numerous contributors;

•	Manage and develop complex relationships with large numbers of constituents;

•	Communicate their accomplishments and importance of their mission;

•	Comply with complex accounting, tax and reporting issues that differ from traditional businesses;

•	Solicit cash and in-kind contributions from businesses to help raise money or deliver products/services;

•	Provide a wide array of programs and services to individual constituents; and

•	Improve the data collection and sharing capabilities of their employees, volunteers and donors by creating and providing distributed access to centralized databases.

In addition, as a result of the negative impact the recent economic environment has had on donations, we believe the nonprofit sector has an even greater need for operational efficiencies to maximize the services they can deliver. Because of these challenges, we believe nonprofit organizations can benefit from software applications specifically designed to serve their particular needs.

Blackbaud Solutions

We offer a broad suite of products and services that address the fundraising needs and operational challenges facing nonprofit organizations. We provide our customers with software and services that help them increase donations, reduce the overall costs of managing their businesses and build a strong sense of community while effectively managing communications with their constituents. We provide our solutions to nonprofit organizations in several ways. We offer our products on a perpetual license basis, a software-as-a-service (“SaaS”), or as “hosted” software offerings. We also offer a suite of analytical tools and related services that enable nonprofit organizations to extract, aggregate and analyze vast quantities of data to make better-informed operational decisions. In addition, we help our customers increase the returns on their technology investments by providing a broad range of consulting, training and professional services, as well as maintenance and technical support.

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

Nonprofit organizations use Blackbaud software, services and tools to improve operational effectiveness

Our comprehensive suite of software, services and analytical tools help nonprofit organizations manage the key aspects of their operations. By automating business processes, our products streamline operations for our customers and help to reduce the overall costs of operating their organizations. We provide solutions that address many of the technological and business process needs of our customers, including:

•	Constituent relationship management;

•	Financial management and reporting;

•	Cost accounting information for projects and grants;

•	Integration of financial data and donor information in a centralized system;

•	Internet-based fundraising;

•	Event, data and information management;

•	Student information systems for independent schools and small colleges;

•	Ticketing management;

•	Data analysis and reporting tools and services;

•	Online interactive communities for social networking and relationship management;

•	Management of complex volunteer networks; and

•	Results tracking for multiple campaigns.

Our Strategy

Our objective is to maintain and extend our position as the leading provider of software and related services designed specifically for nonprofit organizations, supporting their missions from fundraising to outcomes. Key strategies for achieving this objective are to:

Achieve worldwide constituent relationship management (“CRM”) leadership for our Blackbaud CRM product

We intend to extend the penetration of our Blackbaud CRM product line to larger, more complex nonprofit organizations, leveraging our expertise with enterprise implementations to achieve worldwide leadership in CRM. We believe our Blackbaud CRM solution is a scalable solution designed specifically to meet the needs of mid- to-large-sized organizations, bringing together disparate information such as annual and capital giving, gift planning, major giving, and volunteer systems, both online and offline and across various chapters and programs within a given organization. With a single system of record that can be securely and efficiently shared, organizations can turn their data into timely, actionable information that increases the success of their fundraising efforts, better synchronizes campaigns across chapters and field offices, and strengthens relationships with constituents.

We believe that our existing proprietary software can form the foundation for a wider range of solutions for nonprofit organizations. Our current products share over half of our proprietary software code and were developed using common standards and practices. We believe this shared code allows us to more cost effectively expedite the development and rollout of product offerings and updates. In addition, we are building our future product offerings on this common platform, which we anticipate will improve our ability to create new offerings efficiently and expeditiously, while allowing our customers to seamlessly collect and analyze supporter information from a variety of sources. In the future, we plan to offer pre-packaged solutions designed to service an even larger group of nonprofit organizations.

Grow our worldwide customer base

We intend to expand our industry-leading customer base and enhance our market position. We have established a strong market presence with approximately 26,000 customers. We believe that the fragmented nature of the industry presents an opportunity for us to continue to increase our market penetration. We plan to achieve this by making use of our next generation solutions to continue transforming our business to cloud-based, which should allow us to serve the whole mid-market customer segment. We also plan to streamline our sales efforts to the small market customer segment and intend to expand our direct sales efforts, especially with regard to national, enterprise and global account-focused sales teams.

We believe the United Kingdom, Canada, Australia and Netherlands, as well as other international markets, represent growing market opportunities for our products and services. We believe the overall market of international nonprofit organizations is changing. Donations to international nonprofit organizations are becoming increasingly important in response to reductions in governmental funding. U.S.-based nonprofit organizations are growing their international activities and opening overseas locations. We believe the international marketplace is currently underserved, and we intend to increase our presence by expanding our sales and marketing efforts internationally. We plan to sell complementary products and services to our installed base of customers, and we plan to develop and offer new products tailored to international markets, including leveraging our market leading domestic analytics solutions to develop offerings tailored specifically to meet the needs of foreign and multi-national nonprofits.

Revolutionize the customer experience

We intend to make our customers’ experience with us effective, efficient and satisfying from the initial interest in our products and services, to purchase, to customer support and product enhancement. We continue to evolve the manner in which we package and sell our offerings to provide higher value combined with flexibility to meet the different needs of our existing and prospective customers. For example, we are increasing the number of our offerings sold under a subscription pricing model, which can make it easier for customers to purchase our solutions. We will continue to focus on providing the highest level of product support while continuing to enhance our existing products and developing new products and services designed to help allow our customers to more effectively achieve their missions.

Pursue strategic partnerships

We intend to continue to selectively pursue acquisitions, expansion of existing partnerships and the development of new strategic partnerships to enter new markets and pursue significant untapped opportunities. We intend to develop these alliances with companies that provide us with complementary technology, customers and personnel with significant relevant experience, as well as to increase our access to additional geographic and vertical markets. We have completed significant acquisitions over the past five years both in the United States and internationally and expect to continue to do so. We are also currently involved in a number of strategic relationships which allow us to provide a wider variety of offerings and provide customers with integrated solutions, further enhancing the value of our proprietary technology. We believe that our size and history of leadership in the nonprofit sector make us an attractive acquirer or partner for others in the industry.

Our Operating Structure

The nonprofit market is very diverse, with organizations that range from small, local charities to large, multinational relief organizations. The needs of nonprofits can vary greatly according to their size. To better serve the wide variety of nonprofits in the market, we organize our operating structure into three operating units: the Enterprise Customer Business Unit, or ECBU, the General Markets Business Unit, or GMBU, and the International Business Unit, or IBU.

Following is a description of each of our operating units:

•

The ECBU is focused on marketing, sales, delivery and support to large and/or strategic customers, specifically identified named prospects and customers in North America. In addition, the ECBU is focused on marketing, sales and delivery of analytic services to all prospects and customers worldwide.

•

The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America that are not specifically identified as ECBU prospects and customers.

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America.

Each operating unit contains specialized sales, services, support, marketing, and finance functions. We believe this structure allows us to be more responsive to the needs of fundamentally different customer segments and to focus on developing solutions appropriate for these unique markets while leveraging the infrastructure of our broader organization and shared technology in a cost-effective manner. It also allows us to develop highly customized approaches to marketing and selling our products in the markets we serve.

Products and Services

We license software and provide various services to our customers. During 2011, we generated revenue in four reportable segments and in four geographic regions, as described in more detail in Note 15 of our consolidated financial statements.

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

Fundraising and Constituent Relationship Management

The Raiser’s Edge

The Raiser’s Edge is the leading software solution designed to manage a nonprofit organization’s constituent relationship management and fundraising activity. It is used by more than 13,000 organizations worldwide and recently won the 2010 Campbell Award for User Satisfaction. The Raiser’s Edge enables nonprofit organizations to communicate with their constituents, manage fundraising activities, expand their development efforts and make better informed decisions through powerful segmentation, analysis and reporting capabilities. The Raiser’s Edge is highly configurable, allowing nonprofit organizations to create numerous custom views of constituent records and automate a variety of business processes. The Raiser’s Edge allows an organization to access extensive biographical and demographic information about donors and prospects, process gifts, monitor solicitation activity, analyze data and publish reports. It also improves operational efficiency and effectiveness by reducing overall mailing costs, offering faster data entry and gift processing, supporting major donor cultivation and using the Internet to send email appeals and accept online donations.

Blackbaud CRM

Blackbaud CRM is a flexible, customizable, scalable and secure web-based CRM solution that addresses the unique needs of mid-size, large, and federated, chapter based nonprofit organizations. Blackbaud CRM helps organizations build deeper and more personalized relationships with constituents, build their brand through online engagement and multi-channel communication tools, and gain organizational efficiencies. Blackbaud CRM brings together disparate information, such as constituent involvement and engagement information, annual and capital giving, gift planning, major giving, and alumni and parent systems, across multiple locations and within the departments and programs of a mid-sized, large, or federated organization. With a single system of record that can be securely and efficiently shared, organizations are able to turn their data into timely, actionable information that maximizes their multi-channel fundraising efforts, synchronizes campaigns across departments and programs, and strengthens relationships and engagement with their constituents.

eTapestry

eTapestry is a SaaS donor management and fundraising solution built specifically for smaller nonprofits. It tracks donors, prospects and alumni while managing gifts, pledges and payments. eTapestry was built to operate in a hosted environment and to be accessed via the Internet. This technology provides a system that is simple to maintain, efficient to operate and is intuitively easy to learn without extensive training. It offers nonprofit organizations a cost-effective way to manage donors, process gifts, create reports, accept online donations and communicate with constituents. eTapestry now comes in three packages that are easy to buy, implement and use (Starter, Essential and Pro), and also offers a 30-day free trial. All packages include our database, online forms, email marketing, reporting, training, implementation and support.

Online Solutions

Blackbaud NetCommunity

Blackbaud NetCommunity is an Internet marketing and communications tool that enables organizations that utilize the Raiser’s Edge software to build interactive websites and manage email marketing campaigns. With Blackbaud NetCommunity, organizations can establish online communities for social networking among constituents and also provide a platform for online giving, membership purchases, event registration and more. Because Blackbaud NetCommunity requires the Raiser’s Edge database to operate, it can only be sold with Raiser’s Edge or to existing Raiser’s Edge customers. However, Blackbaud NetCommunity, in concert with The Raiser’s Edge, provides a single source of up-to-date constituent information across an entire organization, regardless of how individual constituents interact and communicate with the organization. We also have developed versions of Blackbaud NetCommunity with reduced functionality and lower price points to provide alternatives for nonprofit organizations of all sizes and with varied needs for Internet solutions.

Sphere eMarketing

Sphere eMarketing, delivered as SaaS, provides organizations with an integrated system of applications to manage e-marketing, communications, programs, services and online fundraising. Sphere eMarketing enables an organization’s volunteers, members, donors and staff to share real-time data and information in an online community to better manage constituent relationships. Sphere eMarketing is designed to help organizations manage sophisticated and targeted e-mail campaigns with efficiency and control. Comprehensive real-time reports are available to help organizations make strategic data-driven decisions for future marketing campaigns.

Everyday Hero

Everyday Hero is an event-based online fundraising solution in Asia-Pacific and the UK. The Everyday Hero solution is focused on meeting the peer-to-peer fundraising needs of nonprofits internationally. It is a leading donor acquisition tool, and helps nonprofits in Asia-Pacific and the UK connect with a younger, more online-focused generation of donors, a first step in helping nonprofits develop long-term relationships with their supporters. We acquired the Everyday Hero solution in 2011.

BlackbaudNow

BlackbaudNow offers small organizations and individuals a fast and simple way to develop an online presence and begin accepting online donations. It allows our customers to publish a simple website, accept donations, manage constituent relationships, run reports and send emails to supporters, with no upfront cost. BlackbaudNow is free to set up and users pay a per transaction fee. A PayPal® Donate button is built into the product.

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

As with The Raiser’s Edge, with the Financial Edge, we have built extended applications to address the specific functional needs of our customers.

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

Blackbaud for Small Schools

Blackbaud for Small Schools is a SaaS solution designed for independent schools with less than 500 students. It includes modules to help schools with their registration process, and give parents, students and faculty secure online access to assignments, grades and other relevant school information. As a school’s needs grow and change, these can be integrated with other solutions like The Raiser’s Edge and The Financial Edge.

Ticketing

The Patron Edge

The Patron Edge is a comprehensive ticketing management solution specifically designed to help large or small performing arts organizations, museums, zoos and aquariums increase attendance and revenue. The Patron Edge can be integrated with The Raiser’s Edge to allow for a complete profile view of patrons, donors or visitors. The Patron Edge offers a variety of ticketing methods and allows customers to save time and costs by streamlining ticketing, staffing, scheduling, event and membership management and other administrative tasks.

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

Direct Marketing

Blackbaud Direct Marketing

Blackbaud Direct Marketing allows nonprofit organizations to achieve integrated campaign planning by managing direct marketing campaigns with multiple types of media and channels. It delivers campaign management capabilities including planning and budgeting, predictive analysis and list segmentation, campaign execution, and performance measurement and reporting. The result is that nonprofit organizations can more easily manage their marketing campaigns while maximizing the return on investment of their direct marketing efforts. Nonprofit organizations can integrate Blackbaud Direct Marketing with Blackbaud CRM or The Raiser’s Edge to combine fundraising functions with direct marketing campaigns.

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

In addition, we apply our industry knowledge and experience, combined with expert knowledge of our products, to evaluate an organization’s needs and consult on how to improve a business process. This work is performed by consultants who have extensive and relevant domain experience in all aspects of nonprofit management, accounting, project management and IT services. This experience and knowledge allows us to make recommendations and implement best practices to help our customers reach their goals. In addition, we offer software customization services to organizations that do not have the time or in-house resources to create customized solutions for our core products. We believe that no other software company provides this broad a range of consulting and technology services and solutions dedicated to the nonprofit industry.

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

Analytics services

Target Analytics

We formed Target Analytics in early 2008 by combining Blackbaud’s prospect research division with the then newly acquired Target Analysis Group. We further added to the offerings in 2008 with the P!N wealth screening service from Kintera, Inc. Target Analytics offers a comprehensive range of products and services for nonprofit organizations’ analytics needs. These include solutions for donor acquisition, identifying best prospects, assessing donor performance and measuring success. Target Analytics offers software, solutions, and services including the following:

Acquisition Lists—Target Analytics’ acquisition mailing lists are built using a proprietary cooperative database designed exclusively for nonprofit mailing lists and response modeling. We developed the database to help locate the best prospects for each organization and make donor acquisition efforts more productive.

Target Tags—A direct marketing data modeling solution that allows organizations to increase response rates and net revenue by identifying best prospects for direct mail and telemarketing campaigns.

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

ResearchPoint—A web-based prospect management software solution that combines public data with donor information from a nonprofit’s database of records to build a complete view of prospects, enabling it to better target and secure gifts. This includes enabling organizations to help uncover major and planned giving prospects within a nonprofit’s database.

donorCentrics—A set of strategic analytic and benchmarking tools designed to drive fundraising at nonprofit organizations. These reports uncover strengths and weaknesses in fundraising programs, highlight opportunities for growth and facilitate strategy-sharing across organizations.

Data Enrichment Services—Services that enrich the quality of the data in our customers’ databases. These include a service that finds outdated address files in the database and makes corrections based on the requirements and certifications of the United States Postal Service, as well as services that use known fields in an organization’s constituent records to search and find key demographic and contact information such as age, email address, and phone number.

Merge-purge Services—Blackbaud specializes in providing sophisticated and customized merge/purge services for file de-duplication in donor acquisition efforts. Nonprofit organizations use these services to identify data quality issues, handle large numbers and sizes of files and deliver files under tight timeframes.

Maintenance

Most of our customers enroll in one of our maintenance and support programs. In each of the past five years, more than 95% of our customers have renewed their maintenance plans. Customers enrolled in the programs enjoy fast, reliable customer support, receive regular software updates, stay up-to-date with support newsletters and have unlimited, around-the-clock access to support resources, including our extensive knowledgebase and forums. Customers who enroll in upgraded maintenance plans receive enhanced benefits such as call support priority and dedicated support resources.

Payment Processing

Our products provide our customers payment processing capabilities that enable their donors to make donations and purchase goods and services using numerous payment options, including credit card and ACH checking transactions, through secure online transactions. Through our Sphere products, we provide payment processing services in which we collect funds on behalf of our customers for a processing fee. Blackbaud Merchant Services provides credit card processing services to our customers and is integrated into most other Blackbaud solutions. It includes a gateway, processor and a merchant account. Blackbaud Merchant Services offers one rate across all transactions types and all credit cards, which we believe is unique in the payment processing industry.

Customers

We have customers in every principal vertical market within the nonprofit industry. At the end of 2011, we had approximately 26,000 active customers ranging from small, local charities, to healthcare and higher education organizations to the largest national health and human services organizations. No one customer accounted for more than 2% of our 2011 revenue. In addition to our 26,000 active customers, at the end of 2011, we had approximately 10,000 nonprofit organizations that utilize our products and services at no charge.

Sales and Marketing

The majority of our software and related services are sold through direct sales forces. Our direct sales forces are complemented by a team of account development representatives responsible for sales lead generation and qualification. These sales and marketing professionals are located in Charleston, South Carolina; Cambridge, Massachusetts; near Indianapolis, Indiana; and in San Diego, California. We also employ remote sales staff in metropolitan areas throughout the United States, the United Kingdom, Netherlands, Canada, Australia and New Zealand. As of December 31, 2011, we had 233 direct sales employees. We plan to continue expanding our direct sales force in the Americas, Europe, Australia and Asia as our operations grow internationally and market demand continues to recover from the current economic environment.

Each of our three operating units contains sales teams focused on the needs of its different customer segments. The GMBU sales teams focus on emerging and mid-sized accounts in North America. Our ECBU sales teams focus exclusively on large, enterprise-wide accounts. The IBU sales teams focus on all accounts outside of North America. Within each operating unit, the sales force is divided into two main areas of responsibility:

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

We generally begin a customer relationship with the sale of one of our primary products or services, such as The Raiser’s Edge, Blackbaud CRM or Sphere eMarketing, and then offer additional products and services to the customer as the organization’s needs increase.

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

Competition

The market for software and related services in the nonprofit sector is highly competitive, and the market is highly fragmented. For certain areas of the market, entry barriers are low. However, we believe our experience and product depth makes us a strong competitor. We expect to continue to see new competitors as the market matures and as nonprofit organizations become more aware of the advantages and efficiencies attainable through the use of specialized software. A number of diversified software enterprises have made acquisitions or developed products for the market, including SunGuard, Sage and Campus Management. Other companies that compete with us, such as Microsoft, Salesforce.com and Oracle, have greater marketing resources, revenue and market recognition than we do. They offer some products that are designed specifically for nonprofits, in addition to some of their products which have a degree of functionality for nonprofits that could be considered competitive. These larger companies could decide to focus more on the market with new, directly competitive products or through acquisitions of our current competitors.

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

We compete with several software developers that provide specialized products, such as on-demand software specifically designed for nonprofit use. In addition, we compete with custom-developed solutions created either internally by the nonprofit organization or outside by custom service providers. We believe that we compete successfully, because building efficient, highly functional custom solutions equal to ours requires technical resources that are beyond the capabilities or cost-effectiveness of custom solution providers or that might not be available within the nonprofit organization. In addition, the nonprofit organization’s legacy database and software system may not have been designed to support the increasingly complex and advanced needs of today’s growing community of nonprofit organizations.

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

Research and Development

We have made substantial investments in research and development and expect to continue to do so as a part of our strategy to introduce additional products and services. As of December 31, 2011, we had 368 employees working on research and development. Our research and development expenses for the years ending on December 31, 2011, 2010 and 2009 were $47.7 million, $45.5 million and $45.5 million, respectively.

Technology and Architecture

We have products, such as Blackbaud CRM and Blackbaud Direct Marketing, that are built on the Microsoft .Net framework platform. These products are web-delivered applications utilizing a Service Oriented Architecture built on Internet standards and protocols such as HTTP, XML and SOAP. This architecture is designed to support flexible deployment scenarios including both on-premise, as well as hosted by Blackbaud in a cloud-based model. The applications expose web service application programming interfaces so that functionality and business logic can be accessed programmatically from outside the context of an interactive user application. This allows our customers to extend and modify the functionality of our applications without requiring them to make any source code or data modifications themselves. This is important for customers who want to customize our applications by incorporating their own business logic into key areas of the applications. The end result is a robust customization platform through which the application can be modified and extended without requiring source code alteration.

Our version 7.x generation products utilize a three-tier client server architecture built on the Microsoft Component Object Model, or COM. The architecture of both our .Net and COM-based development models ensure our applications are:

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

Intellectual Property and Other Proprietary Rights

To protect our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws in various jurisdictions, as well as employee and third-party nondisclosure agreements and confidentiality procedures. We have a number of registered trademarks, including “Blackbaud,” “The Raiser’s Edge” and “Blackbaud CRM.” We have applied for additional trademarks. We currently have three active patents on our technology.

Employees

As of December 31, 2011, we had 2,256 employees, consisting of 479 in sales and marketing, 368 in research and development, 597 in consulting and professional services, 296 in customer support, 302 in subscriptions and 214 general and administrative personnel. None of our employees are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.

Available Information

Our website address is www.blackbaud.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after such material is electronically filed with or furnished to the SEC, but other information on our website is not incorporated into this report. The SEC maintains an Internet site that contains these reports at www.sec.gov.

Executive Officers

The following table sets forth information concerning our executive officers as of December 31, 2011:

Name	Age
Marc E. Chardon	56	President and Chief Executive Officer
Anthony W. Boor	49	Senior Vice President and Chief Financial Officer
Charles T. Cumbaa	59	President, Enterprise Customer Business Unit
Kevin Mooney	53	President, General Markets Business Unit
Brad J. Holman	50	President, International Business Unit
Jana B. Eggers	43	Senior Vice President, Products and Marketing
Charles L. Longfield	55	Senior Vice President, Chief Scientist
John J. Mistretta	56	Senior Vice President of Human Resources
Heidi H. Strenck	42	Senior Vice President, Controller, Assistant Treasurer and Assistant Secretary

Marc E. Chardon joined us as President and Chief Executive Officer in November 2005. Previously, Mr. Chardon served as Chief Financial Officer for the $11 billion Information Worker business group at Microsoft, where he was responsible for the core functions of long-term strategic financial planning and business performance management. He joined Microsoft in August 1998 as General Manager of Microsoft France. During his three-year leadership, the subsidiary remained one of the three most admired companies by French professionals and achieved increased customer satisfaction. Prior to joining Microsoft, Mr. Chardon was General Manager of Digital France. He joined Digital in 1984, and held a variety of international marketing and business roles within the company. In 1994, Mr. Chardon was named Director, Office of the President, with responsibility for Digital’s corporate strategy development. Mr. Chardon is an American/French dual national. He is an economics honors graduate from Harvard University.

Anthony W. Boor joined us as Senior Vice President and Chief Financial Officer in November 2011. Prior to joining us, he served as an executive with Brightpoint, Inc. beginning in 1999, most recently as its Executive Vice President, Chief Financial Officer and Treasurer. He also served as the interim President of Europe, Middle East and Africa during Brightpoint’s significant restructuring of that region. Mr. Boor served as Director of Business Operations for Brightpoint North America from August 1998 to July 1999. Prior to joining Brightpoint, Mr. Boor was employed in various financial positions with Macmillan Computer Publishing, Inc., Day Dream Publishing, Inc., Ernst & Young LLP, Expo New Mexico, KPMG LLP and Ernst & Whinney LLP. He holds a BS in accounting from New Mexico State University.

Charles T. Cumbaa has served as our President, Enterprise Customer Business Unit since January 2010. From May 2001 to December 2009, he served as Senior Vice President of Products and Services. Prior to joining us, Mr. Cumbaa was Executive Vice President with Intertech Information Management from December 1998 until October 2000. From 1992 until 1998, he was President and Chief Executive Officer of Cognitech, Inc., a software company he founded. From 1984 to 1992 he was Executive Vice President of Sales and Services at Sales Technologies. Prior to that, he was employed by McKinsey & Company. Mr. Cumbaa holds a BA from Mississippi State University and an MBA from Harvard Business School.

Kevin Mooney has served as our President, General Markets Business Unit since January 2010. He joined us in July 2008 as our Senior Vice President of Sales & Marketing and Chief Commercial Officer. Before joining Blackbaud, Mr. Mooney was a senior executive at Travelport GDS from August 2007 to May 2008. As Chief Commercial Officer of Travelport GDS, one of the world’s largest providers of information services and transaction processing to the travel industry, Mr. Mooney was responsible for global sales, marketing, training, service and support activities. Prior to that he was Chief Financial Officer for Worldspan from March 2005 until it was acquired by Travelport in August 2007. Mr. Mooney has also held key executive positions in the telecommunications industry and he is a member of the Board of Directors of tw telecom, a publicly traded company. Mr. Mooney graduated from Seton Hall University and holds an MBA in Finance from Georgia State University.

Brad J. Holman, President of the International Business Unit, joined us in November 2010. Prior to joining Blackbaud, Mr. Holman served as Partner and Chief Commercial Officer at ATI Business Group, a Jakarta-based company that provides outsourcing and technical services to the aviation and travel sectors, from February 2010 to October 2010. Prior to that, from June 2006 to February 2010, Mr. Holman served as President of Travelport’s Asia Pacific operations, which provides information services and transaction processing to the travel industry. From July 2001 to May 2006, Mr. Holman held various senior management roles at Travelport, including Senior Vice President of airline services in Asia Pacific and Managing Director of operations in Europe, Middle East and Africa. Mr. Holman holds a BC from University of Western Australia.

Jana B. Eggers, our Senior Vice President of Products and Marketing, joined us in November 2010. Prior to joining Blackbaud, Ms. Eggers served as Chief Executive Officer of Germany-based Spreadshirt from October 2006 to November 2010. Prior to that, Ms. Eggers served as Director for Intuit from April 2002 to October 2006, where she founded and led the company’s corporate Innovation Lab, which researched and designed new offerings. From March 2003 to October 2006, Ms. Eggers also served as General Manager for Intuit’s QuickBase business, serving the Fortune 100, where it became Intuit’s fastest-growing business unit. Ms. Eggers has also held executive and technology leadership positions at internationalization firm Basis Technology, American Airline’s Sabre, Los Alamos National Laboratory and several acquired start-ups. Ms. Eggers holds a BS in Mathematics and Computer Science from Hendrix College.

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

Risks Related to the Proposed Acquisition of Convio

The proposed acquisition of Convio might not be completed within the expected timeframe, or at all, and the failure to complete such acquisition could adversely affect our stock price and our future business and financial results.

On January 16, 2012, we entered into an Agreement and Plan of Merger with Convio. The Agreement is an executory contract subject to numerous closing conditions beyond our control including, but not limited to, approval by the United States Federal Trade Commission and Department of Justice, whose review of the transaction has required us to extend our tender offer and delay closing. There is no guarantee that these conditions will be satisfied in a timely manner or at all. If any of the conditions to our proposed acquisition of Convio are not satisfied (or waived by Convio), we may not complete the proposed acquisition or realize the anticipated benefits thereof. Disputes regarding interpretations of the Agreement could also delay or prevent the closing. In addition, the market price of our common stock may reflect various market assumptions as to whether and when the proposed acquisition will occur. Consequently, the failure to complete the proposed acquisition within the expected timeframe, or at all, could result in a significant change in the market price of our common stock.

The announcement and pendency of the proposed acquisition might cause disruptions in our business, which could have an adverse effect on our business, financial condition or results of operations following completion of the acquisition.

The announcement and pendency of the proposed acquisition could cause disruptions in our business and/or the business of Convio. Specifically:

•

Current and prospective employees might experience uncertainty about their future roles, which might adversely affect our ability to retain key Blackbaud and Convio personnel and attract new personnel;

•	Current and prospective customers might experience uncertainty about our ability to meet their needs, which might cause customers to seek other suppliers for the products and services; and

•

Management’s attention might be focused on the proposed acquisition, which would divert management’s attention from the core business and other opportunities that could have been beneficial to our stockholders.

This could have an adverse effect on the business, financial condition or results of operations of Blackbaud and/or Convio prior to the completion of the proposed acquisition and on us following the completion of the proposed acquisition. These disruptions could be exacerbated by further delay in the completion of the proposed acquisition.

Convio might have liabilities that are not known, probable or estimable at this time.

As a result of the acquisition, Convio will become our subsidiary, and we will effectively assume all of its liabilities, whether or not asserted. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of Convio. In addition, there might be liabilities that are neither probable nor estimable at this time which become probable and estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We might learn additional information about Convio that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

The proposed acquisition might not be accretive and might cause dilution to the combined company’s earnings per share, which could negatively impact the price of our common stock following the completion of the proposed acquisition.

We currently anticipate that the proposed acquisition will be accretive to the non-GAAP earnings per share (“EPS”) of the combined company during the first full calendar year after the acquisition is completed. This expectation is based on preliminary estimates of certain synergies expected to be realized by the combined company during such time, including the elimination of Convio’s expenses related to operating as a publicly traded company and excluding the impact of merger-related expenses. Such estimates and assumptions could materially change due to the failure to realize any or all of the benefits expected in the acquisition or other factors beyond our control or the control of Convio. All of these factors could delay, decrease or eliminate the expected accretive effect of the acquisition and cause resulting dilution to our non-GAAP EPS or to the price of our common stock.

We significantly increased our leverage in connection with the financing of the proposed acquisition of Convio.

We amended and restated our credit agreement in February 2012 to increase our borrowing capacity to $325.0 million. We expect to incur a substantial amount of indebtedness in connection with our acquisition of Convio. As a result of this indebtedness, our interest payment obligations will increase. The degree to which we are leveraged could have adverse effects on our business, including the following:

•	Making it difficult for us to satisfy our obligations under our credit facility and contractual and commercial commitments;

•

Requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends and other general corporate purposes;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	Restricting us from making additional strategic acquisitions or exploiting business opportunities;

•	Placing us at a competitive disadvantage compared to our competitors that have less debt;

•	Limiting our ability to borrow additional funds; and

•	Decreasing our ability to compete effectively or operate successfully under adverse economic and industry conditions.

If we incur additional debt, these risks will intensify. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

We might experience difficulties in integrating Convio’s business and realizing the expected benefits of the proposed acquisition.

Our ability to achieve the benefits we anticipate from the proposed acquisition will depend in large part on whether we are able to integrate Convio’s business into our business in an efficient and effective manner. We might not be able to integrate Convio’s business smoothly or successfully, and the process might take longer than expected. The integration of operations and the differences in operational culture following the proposed acquisition will require the dedication of significant management resources, which might distract management’s attention from day-to-day business operations. If we are unable to successfully integrate the operations of Convio’s business into our business, we will not realize the revenue growth, synergies and other anticipated benefits we expect to achieve as a result of the proposed acquisition and our business and results of operations could be adversely affected.

Risks Related to Our Business Currently

General economic factors, both domestically and internationally, might adversely affect our financial performance.

General economic conditions, globally or in one or more of the markets we serve, might adversely affect our financial performance. Weakness in the financial and housing markets, inflation, higher levels of unemployment, unavailability of consumer credit, higher consumer debt levels, volatility in credit, equity and foreign exchange markets, higher tax rates and other changes in tax laws, overall economic slowdown and other economic factors could adversely affect donations to non-profits, reducing their revenue and therefore possibly their demand for the products and services we sell and lengthen our sales and payment cycles. Higher interest rates, inflation, higher costs of labor, insurance and healthcare, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States could increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our operations and operating results. These factors affect not only our operations, but also the operations of suppliers from whom we purchase or license products and services, a factor that could result in an increase in the cost to us of our products and services, reducing our margins.

A substantial portion of our revenue is currently derived from The Raiser’s Edge and Blackbaud CRM, and a decline in sales or renewals of these or similar products and related services could harm our business.

We derive a substantial portion of our revenue from the sale of The Raiser’s Edge and Blackbaud CRM, and other products that help customers manage constituent relationships and related services, and revenue from these products and related services is expected to continue to account for a substantial portion of our total revenue for the foreseeable future. For example, revenue from the sale of The Raiser’s Edge and related services represented approximately 35%, 38% and 38% of our total revenue in 2011, 2010 and 2009, respectively. Revenue from the sale of Blackbaud CRM and related services represented approximately 9%, 6% and 4%, of our total revenue in 2011, 2010 and 2009, respectively. Because we sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, we frequently sell The Raiser’s Edge or similar products to new customers and then attempt to generate incremental revenue from the sale of additional products and services. If demand for The Raiser’s Edge, Blackbaud CRM or similar products declines significantly, our business would suffer.

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

The implementation of our products and services, particularly in our large CRM engagements, frequently involves complex configuration, business process reengineering and system interfaces and can extend for a year or more. Our Blackbaud CRM product offering is relatively new, and we may not have historical experience with unanticipated implementation challenges or complexities that could arise in these engagements. Further, these projects typically are heavily dependent on customer participation, communication and timely responsiveness throughout the implementation cycle. As the complexity of these engagements increase, our revenues and profitability could suffer from delays in project completion and having to perform unplanned incremental services at rates substantially below our normal hourly rates or make investments in the form of non-billable service hours. If we are unsuccessful in implementing our products or if we experience delays, it could have a material adverse effect on our profitability and the timing and predictability of our revenue.

If our customers do not renew their annual maintenance and support agreements or subscriptions for our products or if they do not renew them on terms that are favorable to us, our business might suffer.

Most of our maintenance agreements and subscriptions are for a one year term. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance and subscriptions renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements or subscriptions with us on beneficial terms, our business, operating results and financial condition could be harmed. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services and their ability to continue their operations and spending levels.

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

The offering of our products on a subscription basis is evolving and demand by our customers for these offerings is increasing. Our failure to manage this evolution and demand could lead to lower than expected revenues and profits.

In recent years, much of our revenue growth was derived from increased subscription offerings, including SaaS. This business model depends heavily on achieving economies of scale because the initial upfront investment is costly and the associated revenue is recognized on a ratable basis. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and demand for the subscription software pricing models, then our business and operating results could be adversely affected. The additional investments required to meet customer demand will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.

Defects, delays or interruptions in our SaaS and hosting services could diminish demand for these services and subject us to substantial liability.

We currently utilize data center hosting facilities to provide SaaS and hosting services to our customers. Any damage to, or failure of, our data center systems generally could result in interruptions in service to our customers, notwithstanding any disaster recovery arrangements that may currently be in place at these facilities. Because our SaaS, Internet-based and hosting service offerings are complex, and we have incorporated a variety of new computer hardware and software at the data centers, our services might have errors or defects that users identify after they begin using our services. This could result in unanticipated downtime for our customers and harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our Internet-based services and new errors might again be detected in the future. In addition, our customers might use our Internet-based offerings in unanticipated ways that cause a disruption in service for other customers attempting to access their data.

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

We recognize our maintenance and subscriptions revenue monthly over the term of the customer agreement. The term of the customer agreement is typically 12 months, although it can extend up to five years. As a result, much of the revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales to new customers, renewals by existing customers or market acceptance of our products in any one quarter will not necessarily be fully reflected in the revenues in that quarter and will negatively affect our revenues and profitability in future quarters.

If the security of our software is breached, we fail to securely collect, store and transmit customer information, or we fail to safeguard confidential donor data our products and services might be perceived as not being secure and our reputation and business could suffer.

Fundamental to the use of our products is the secure collection, storage and transmission of confidential donor and end user information. Although we have commercially available network and application security, internal control measures, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, loss or theft of personal information will not occur, which may harm our business, customer reputation and future financial results and may require us to expend significant resources to address these problems, including notification under data privacy regulations.

A compromise of our software or other problems that results in customer or donor personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our online sales operations. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remedy such security vulnerabilities before they are exploited. Also, computers, including those that use our software, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We might be required to expend significant capital and other resources to protect further against security breaches or to rectify problems caused by any security breach.

Privacy and security concerns, including evolving government regulation in the area of consumer data privacy, could adversely affect our business and operating results.

The effectiveness of our software products relies on our customers’ storage and use of data concerning their customers, including financial, personally identifying and other sensitive data. Our customers’ collection and use of this data for donor profiling might raise privacy and security concerns and negatively impact the demand for our products and services. For example, our custom modeling and analytical services, including ProspectPoint, WealthPoint and donorCentrics, rely heavily on securing and making use of data we gather from various sources and privacy laws could jeopardize our ability to market and profit from those services. If a breach of customer data security were to occur, our products may be perceived as less desirable, which would negatively affect our business and operating results.

Governments in some jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. This legislation could reduce the demand for our software products if we fail to design or enhance our products to enable our customers to comply with the privacy and security measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer data privacy legislation. For example, we might be subject to the privacy provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Gramm-Leach-Bliley Act and related regulations. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. As part of the American Recovery and Reinvestment Act of 2009, Congress passed the Health Information Technology for Economic and Clinical Health Act, or HI-TECH Act. The HI-TECH Act expands the reach of data privacy and security requirements of HIPAA to service providers. HIPAA and associated United States Department of Health and Human Services regulations permit our customers in the healthcare industry to use certain demographic protected health information (such as name, email or physical address and dates of service) for fundraising purposes and to disclose that subset of protected health information to their service providers for fundraising. We may be included in this service provider group under the revised HIPAA regulations by virtue of our service provider relationship with our customers in the healthcare industry. In general, we are seeking to prohibit contractually our healthcare industry customers from uploading other types of health information of their clients into our systems because HIPAA does not permit this information to be used for fundraising without certain permissions, but we believe monitoring our healthcare customers’ compliance with such prohibitions is not legally required of service providers and would be cost prohibitive. The law and regulations under HI-TECH are new and still subject to change or interpretation by legal authorities who could cause additional compliance burdens. If we or our customers were found to be subject to and in violation of any of these laws or other data privacy laws or regulations, our business would suffer and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and our customers and make it more difficult for donors to make online donations.

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

Our subscriptions and services revenue produces substantially lower gross margins than our license revenue, and changes in the relative mix of these and other sources of revenue could negatively affect our overall gross margins.

Our subscriptions revenue, which includes fees for providing access to hosted applications, application hosting services and access to certain data services and our online subscription training offerings, has experienced the largest percentage revenue growth over the last three years. Subscriptions revenue was approximately 28%, 26% and 24% of our revenue for 2011, 2010 and 2009, respectively. Our subscriptions revenue has substantially lower gross margins than our product license revenue. For the years ended December 31, 2011, 2010 and 2009, our subscriptions margin was 59%, 63% and 61%. A continued increase in the percentage of total revenue represented by subscriptions revenue could adversely affect our overall gross margins and operating results if we are unable to achieve economies of scale in our subscription based offerings. Additionally, if nonprofits in general, and specifically our customers and prospects, desire to adopt our subscription offerings much more rapidly than we currently anticipate and we are unable to respond in a timely fashion, we could encounter significant effects to our business, including substantial capital expenditures, reduction in profitability, decrease in revenue growth and/or we could become potentially less competitive, resulting in a loss of market share.

Our services revenue, which includes fees for consulting, implementation, training, data and technical services and analytics, was approximately 29%, 27% and 28% of our revenue for 2011, 2010 and 2009, respectively. Our services revenue has substantially lower gross margins than our product license revenue. For the years ended December 31, 2011, 2010 and 2009, our services margin was 27%, 24% and 29%, respectively. An increase in the percentage of total revenue represented by services revenue without an improvement in services margin could adversely affect our operating results.

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

A decrease in the demand for services could adversely affect our profitability and operating results.

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

Our market is fragmented, highly competitive and rapidly evolving and there are limited barriers to entry for some aspects of this market. We mainly face competition from four sources:

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

The companies we compete with and other potential competitors may have greater financial, technical and marketing resources and generate greater revenue and better name recognition than we do. Companies such as Microsoft, Salesforce.com and Oracle offer some products that are designed specifically for nonprofit organizations, in addition to some of their products which have a degree of functionality for nonprofit organizations that could be considered competitive. Also, if one or more of our competitors or potential competitors were to merge or partner with one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, a large diversified software enterprise, such as Microsoft, Oracle or Salesforce.com, could decide to enter the market directly, including through acquisitions. Competitive pressures can adversely impact our business by limiting the prices we can charge our customers and making the adoption and renewal of our solutions more difficult.

Our competitors might also establish or strengthen cooperative relationships with resellers and third-party consulting firms or other parties with whom we have had relationships, thereby limiting our ability to promote our products. These competitive pressures could cause our revenue and market share to decline.

If we fail to respond to technological changes to be competitive, our business could suffer.

The software industry is characterized by technological change, evolving industry standards in hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products encompassing new technologies can render existing products obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to continue to enhance existing products and develop and introduce in a timely manner or acquire new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. There is no assurance that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Further, there can be no assurance that the products, capabilities or technologies developed by others will not render our products or technologies obsolete or noncompetitive. In addition, because our service is designed to operate on a variety of network hardware and software platforms using a standard browser, we will need to continuously modify and enhance our service to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We have made and continue to make significant working capital investments in accordance with evolving industry and customer requirements. These concentrations of working capital increase our risk of loss due to product or technology obsolescence. If we are unable to develop or acquire on a timely and cost-effective basis new software products or enhancements to existing products or if such new products or enhancements do not achieve market acceptance, our business, results of operations and financial condition may be materially adversely affected.

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

We currently have operations in Canada, United Kingdom, Netherlands, Australia and Asia, and we intend to expand further into international markets. We have limited experience in international operations and might not be able to compete effectively in international markets. Our international offices generated revenues of approximately $53.6 million, $44.1 million and $39.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Accordingly, international revenue increased 21.5% and 10.8% in 2011 and 2010, respectively. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors.

If we are unable to grow our international operations in a cost effective and timely manner, our business and operating results could be harmed. Doing business internationally involves additional risks that could harm our operating results, including:

•	Difficulties associated with and costs of staffing and managing international operations;

•	Differing technology standards;

•	Difficulties in collecting accounts receivable and longer collection periods;

•	Political and economic instability;

•	Imposition of currency exchange controls;

•	Potentially adverse tax consequences;

•	Reduced protection for intellectual property rights in certain countries;

•	Dependence on local vendors;

•	Protectionist laws and business practices that favor local competition;

•	Compliance with multiple conflicting and changing governmental laws and regulations;

•	Seasonal reductions in business activity specific to certain markets;

•	Longer sales cycles;

•	Restrictions on repatriation of earnings or new taxation thereon;

•	Differing labor regulations;

•	Restrictive privacy regulations in different countries, particularly in the European Union;

•	Restrictions on the export of technologies such as data security and encryption;

•	Compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials; and

•	Import and export restrictions and tariffs.

We expect that an increasing portion of our international software license, consulting services and maintenance services revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. If we expand our international operations, exposures to gains and losses on foreign currency transactions may increase.

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

We expect to continue licensing technologies from third parties, including applications used in our research and development activities, technologies which are integrated into our products and products that we resell. Although we believe that the loss of any third-party technologies currently integrated into our products would not have a material adverse effect on our business, this might change in the future. Our inability in the future to obtain any third-party licenses on commercially reasonable terms, or at all, could delay future product development until equivalent technology can be identified, licensed or developed and integrated. This inability in turn would harm our business and operating results. Our use of third-party technologies exposes us to increased risks including, but not limited to, risks associated with the integration of new technology into our products, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs.

We rely upon trademark, copyright, patent and trade secret laws to protect our proprietary rights, which might not provide us with adequate protection.

Our success and ability to compete depends to a significant degree upon the protection of our software and other proprietary technology rights. We might not be successful in protecting our proprietary technology and our proprietary rights might not provide us with a meaningful competitive advantage. To protect our core proprietary technology, we rely on a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure agreements, each of which affords only limited protection. We have no patent protection for The Raiser’s Edge, which is one of our core products and responsible for a significant portion of our revenue. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition. It is possible that:

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

In addition, the laws of some foreign countries do not protect our proprietary rights in our products to the same extent as do the laws of the United States. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our products is difficult, and litigation could become necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, and could result in substantial diversion of management attention and resources, and materially harm our business, financial condition and results of operations.

Restrictions in our revolving credit facility may limit our activities, including dividend payments, share repurchases and acquisitions.

At December 31, 2011, we had no borrowings under our credit facility with Wells Fargo Bank, N.A. dated June 17, 2011. On February 9, 2012, we amended and restated this credit facility with a syndicate of financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent. At February 29, 2012, we had no borrowings under the revolving credit facility, but we expect to draw a significant portion of the facility to close the Convio acquisition. The credit facility contains restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, repurchase stock and enter into transactions with affiliates. There can be no assurance that we will be able to remain in compliance with the covenants to which we are subject in the future and, if we fail to do so, that we will be able to obtain waivers from our lenders or amend the covenants.

In the event of a default under our credit facility, we could be required to immediately repay all outstanding borrowings, which we might not be able to do. In addition, certain of our material domestic subsidiaries will be required to guarantee amounts borrowed under the credit facility, and we have pledged the shares of certain of our subsidiaries as collateral for our obligations under the credit facility. Any such default could have a material adverse effect on our ability to operate, including allowing lenders under the credit facility to enforce guarantees of our subsidiaries, if any, or exercise their rights with respect to the shares pledged as collateral.

We have recorded a significant deferred tax asset, and we might never realize the full value of our deferred tax asset, which would result in a charge against our earnings.

In connection with the initial acquisition of our common stock as part of our recapitalization in 1999, we recorded approximately $107.0 million as a deferred tax asset. Our deferred tax asset balance of $30.9 million, of which $20.9 million relates to our 1999 recapitalization, was approximately 8% of our total assets as of December 31, 2011.

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

Included in our deferred tax asset balance is $14.4 million related to federal net operating loss carryforwards, which is approximately 47% of our total deferred tax assets at December 31, 2011. Our federal net operating loss carryforwards are subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors under Section 382 of the Internal Revenue Code. If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration, which would have an adverse affect our future cash flow, financial condition and results of operations.

We might face challenges in integrating our completed acquisitions and, as a result, might not realize the expected benefits of these acquisitions.

We have completed significant acquisitions over the past five years and are in the process of acquiring Convio. Managing and integrating the operations and personnel of an acquired company can be a complex process. The integration might not be completed rapidly or achieve the anticipated benefits of the acquisition. The successful integration of the acquired companies will require, among other things, coordination of various departments, including product development, engineering, sales and marketing and finance. Further, a successful integration of the acquired companies internal control structure will be required. The diversion of the attention of management and any difficulties encountered in this process could cause the disruption of, or a loss of momentum in, sales or product development. The inability to successfully integrate the operations and personnel of our recently acquired companies, or any significant delay in achieving integration, could have a material adverse effect on our business and on the market price of our common stock.

Future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.

As part of our business strategy, we have made acquisitions in the past, and, in addition to the proposed acquisition of Convio, we might acquire additional companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

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

Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders would be diluted which, in turn, could affect the market price of our stock. Moreover, we could finance any acquisition with debt, resulting in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions or investments properly, we might not achieve the anticipated benefits of any such acquisition and we may incur costs in excess of what we anticipate. Furthermore, if we incur debt to fund acquisitions and are unable to service our debt obligation we may have a greater risk of default under our credit facility.

If we are not able to manage our anticipated growth effectively, our operating costs may increase and our operating margins may decrease.

We will need to grow our infrastructure to address the proposed acquisition of Convio and other potential market opportunities. Our growth will continue to place, to the extent that we are able to sustain such growth, a strain on our management, administrative, operational and financial infrastructure. If we continue to grow our operations, by way of additional business combinations or otherwise, we may not be effective in enlarging our physical facilities and our systems and our procedures or controls may not be adequate to support such expansion or our business generally. If we are unable to manage our growth, our operating costs may increase and our operating margins may decrease.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease our headquarters in Charleston, South Carolina which consists of approximately 230,000 square feet. The lease on our Charleston headquarters expires in October 2024, and we have the option for two 5-year renewal periods. We also lease facilities near Indianapolis, Indiana and in San Diego, California; Cambridge, Massachusetts; Washington D.C.; Denver, Colorado; Alexandria, Virginia; Miami, Florida; Almere, Netherlands; Glasgow, Scotland; London, England; East Brisbane, Australia; and Sydney, Australia. We believe that our properties are in good operating condition and adequately serve our current business operations for all of our business segments. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3. LEGAL PROCEEDINGS

From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse affect on us.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Blackbaud quarterly high and low stock prices

	High	Low
Fiscal year ended December 31, 2011
First quarter	$27.24	$24.87
Second quarter	30.00	25.62
Third quarter	28.86	22.27
Fourth quarter	30.15	21.02

Fiscal year ended December 31, 2010
First quarter	$26.33	$21.17
Second quarter	26.87	21.39
Third quarter	24.61	20.82
Fourth quarter	28.31	23.81

As of February 10, 2012, there were 200 stockholders of record and approximately 15,000 beneficial owners of our common stock. On February 10, 2012, the closing price of our common stock was $31.69.

Stock performance graph

The following performance graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The graph covers the most recent five-year period ending December 31, 2011. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2006, and that all dividends are reinvested.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Blackbaud, Inc.	100.00	109.35	53.78	96.60	107.91	117.59
NASDAQ Composite	100.00	110.38	65.58	95.27	112.22	110.58
NASDAQ Computer & Data Processing	100.00	120.57	69.03	109.41	121.30	118.07

Issuer purchases of issuer securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, October 1, 2011				$50,000
October 1, 2011 through October 31, 2011	1,870	$28.65	—	$50,000
November 1, 2011 through November 30, 2011	140,958	$28.93	—	$50,000
December 1, 2011 through December 31, 2011	4,308	$29.98	—	$50,000
Total	147,136	$28.95	—	$50,000
(1)	During the period of October 1, 2011 through December 31, 2011, there were no shares repurchased. The shares in the table represent shares withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock and exercise of stock appreciation rights during the period.

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

In accordance with this dividend policy, we paid quarterly dividends at an annual rate of $0.48 and $0.44 per share in 2011 and 2010, respectively, resulting in an aggregate dividend payment to stockholders of $21.4 million and $19.5 million in 2011 and 2010, respectively. In February 2012, our Board of Directors approved an annual dividend rate of $0.48 per share for 2012. We declared a first quarter dividend of $0.12 per share payable on March 15, 2012, to stockholders of record on March 5, 2012, and currently intend to pay quarterly dividends at an annual rate of $0.48 per share of common stock for each of the remaining fiscal quarters in 2012. Dividends at this rate would total approximately $21.1 million in the aggregate on the common stock in 2012 (assuming 44.0 million shares of common stock are outstanding, net of treasury stock).

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

Assumptions and considerations

We estimate that the cash necessary to fund dividends on our common stock for 2012 at an annual rate of $0.48 per share is approximately $21.1 million (assuming 44.0 million shares of common stock are outstanding, net of treasury stock).

We have a stock repurchase program that authorizes us to purchase up to $50.0 million of our outstanding shares of common stock. The program does not have an expiration date. The shares could be purchased in conjunction with a public offering of our stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. Any open market purchases under the repurchase program will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. We might not purchase any additional shares of common stock and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, to cancel the stock repurchase program.

We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2012, including dividends and purchases under our stock repurchase program. See “Management’s discussion and analysis of financial conditions and results of operations — Liquidity and capital resources” in this report.

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

We have estimated our dividend only for 2012, and we cannot assure our stockholders that during or following such periods that we will pay dividends at the estimated levels, or at all. We are not required to pay dividends and our Board of Directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our Board of Directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Indeed, over time our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.

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

Restrictions on payment of dividends

Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2011, we had $52.5 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2012 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2012, our Board of Directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.

We entered into an amended and restated credit facility on February 9, 2012. The amended credit facility restricts our ability to declare and pay dividends on our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit facility, and (2) we must be in compliance with a leverage ratio set forth in the credit agreement.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included elsewhere in this report.

The selected consolidated financial data below has been revised to reflect the corrections of immaterial errors in previously reported financial results. See Note 1 of the consolidated financial statements included in this annual report for a detailed discussion. The net income impact of the revisions was a decrease in net income of $0.6 million, $0.9 million, $1.5 million and $2.2 million for the year ended December 31, 2010, 2009, 2007 and 2006, respectively, and an increase in net income of $0.9 million for the year ended December 31, 2008.

The following data, insofar as it relates to each of the years ended December 31, 2011, 2010 and 2009, has been derived from the audited annual financial statements, including the consolidated balance sheets at December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for the three years ended December 31, 2011, 2010 and 2009 and notes thereto appearing elsewhere herein. The following data, insofar as it relates to each of the years ended December 31, 2008 and 2007, and the consolidated balance sheet as of December 31, 2009, 2008 and 2007 are derived from financial statements not included in this report.

As described in Note 3 of the consolidated financial statements included in this annual report, we made business acquisitions which could affect the comparability of the information presented.

	Years ended December 31,

(in thousands, except per share data)	2011	2010	2009	2008	2007
Consolidated statements of operations data:
Revenue
License fees	$19,475	$23,719	$25,656	$35,484	$37,569
Subscriptions	103,544	83,912	73,194	49,773	25,389
Services	108,781	87,663	87,239	101,015	89,944
Maintenance	130,604	124,559	116,413	107,308	94,602
Other revenue	8,464	6,712	6,968	8,730	8,102

Total revenue	370,868	326,565	309,470	302,310	255,606

Cost of revenue
Cost of license fees	3,345	3,003	3,697	3,388	2,919
Cost of subscriptions(1)	42,536	31,155	28,158	20,564	10,306
Cost of services(1)	79,086	66,755	61,585	63,810	54,798
Cost of maintenance(1)	25,178	24,123	21,594	20,175	17,119
Cost of other revenue	7,049	7,103	6,098	8,368	7,274

Total cost of revenue	157,194	132,139	121,132	116,305	92,416

Gross profit	213,674	194,426	188,338	186,005	163,190
Operating expenses
Sales and marketing(1)	75,361	69,469	63,495	65,573	56,761
Research and development(1)	47,672	45,499	45,520	38,497	28,378
General and administrative(1)	36,933	32,636	33,383	33,904	26,144
Impairment of cost method investment	1,800	—	—	—	—
Amortization	980	798	768	713	491

Total operating expenses	162,746	148,402	143,166	138,687	111,774

Income from operations	50,928	46,024	45,172	47,318	51,416
Interest income	183	84	637	526	813
Interest expense	(200)	(74)	(962)	(1,526)	(1,164)
Other income (expense), net	346	(98)	220	(194)	(503)

Income before provision for income taxes	51,257	45,936	45,067	46,124	50,562
Income tax provision	18,037	16,749	17,547	17,185	20,389

Net income	$33,220	$29,187	$27,520	$28,939	$30,173

Earnings per share
Basic	$0.76	$0.68	$0.64	$0.67	$0.69
Diluted	$0.75	$0.67	$0.63	$0.66	$0.68
Common shares and equivalents outstanding
Basic weighted average shares	43,523	43,145	42,771	42,959	43,619
Diluted weighted average shares	44,149	43,876	43,600	43,959	44,595
Dividends per share	$0.48	$0.44	$0.40	$0.40	$0.34
Summary of stock-based compensation:
Cost of subscriptions	$571	$392	$387	$283	$274
Cost of services	1,966	1,742	1,433	1,442	627
Cost of maintenance	741	814	750	534	234

Total included in cost of revenue	3,278	2,948	2,570	2,259	1,135

Sales and marketing	1,325	1,366	1,605	1,607	831
Research and development	3,039	2,844	2,944	2,396	1,219
General and administrative	7,242	5,901	5,291	5,700	3,749

Total included in operating expenses	11,606	10,111	9,840	9,703	5,799

Total stock-based compensation	$14,884	$13,059	$12,410	$11,962	$6,934

(1)	Includes stock-based compensation as set forth in tabular summary of stock-based compensation for all periods presented.

	December 31,

(in thousands)	2011	2010	2009	2008	2007
Consolidated balance sheet data
Cash and cash equivalents	$52,520	$28,004	$22,769	$16,361	$14,775
Deferred tax asset, including current portion	30,927	47,478	59,284	70,100	52,174
Working (deficit) capital	(52,093)	(57,056)	(74,458)	(113,464)	(49,113)
Total assets	392,590	323,806	299,927	311,087	235,210
Deferred revenue	163,437	150,661	137,950	122,023	97,506
Total liabilities	252,588	207,337	189,634	225,354	125,887
Common stock	54	53	52	51	50
Additional paid-in capital	175,401	158,372	134,643	116,688	105,579
Total stockholders’ equity	$140,002	$116,469	$110,293	$85,733	$109,323

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 1.A Risk Factors and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements within the meaning of Section 21E of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under “Item 1A. Risk factors”, under “Cautionary statement” included in this “Management’s discussion and analysis of financial condition and results of operations” and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results.

Executive summary

We provide on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations, and provide products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. At the end of 2011, we had approximately 26,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

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

Overall, revenue in 2011 increased 14% compared to 2010. When removing the impact of foreign currency translation, revenue increased 13% when comparing 2011 to 2010. This increase was principally the result of continued growth in our services and subscriptions revenue. The increase in services revenue was primarily as a result of an increase in demand for our consulting services associated with our Blackbaud CRM offering. Additionally, our recurring revenue, which is comprised of subscription offerings and maintenance and represented 63% of our 2011 revenue on a combined basis, contributed to the growth in revenue. The growth in subscriptions revenue is principally attributable to increased demand for our hosting services, online fundraising and data management offerings and the shift in our business towards hosted solutions. The growth in maintenance revenue is principally driven by maintaining high renewal rates, new maintenance contracts associated with new license arrangements and existing client increases. Revenue associated with our core perpetual license offerings decreased in 2011 when compared to 2010 as a result of the continuing decreases in sales of our perpetual license offerings to the mid-market customer base, which is principally the result of customers opting to purchase our solutions under alternative packaging with more flexible subscription-based pricing. We believe this trend will continue, and may accelerate, in the future.

Income from operations for 2011 increased by 11%, or $4.9 million, compared to 2010. The increase in income from operations is primarily attributable to the increase in services and subscriptions gross profit which is driven by the continued strong retention rate of our solutions that are offered under recurring revenue arrangements and the scalability of our infrastructure that supports these services. The increase in income from operations of 11% was less than the increase in revenue of 14% during 2011 primarily due to the investment in the infrastructure that supports our subscription-based offerings.

We ended 2011 with cash and cash equivalents totaling $52.5 million and no outstanding borrowings on our credit facility. During 2011, we generated $85.5 million in cash flow from operations, which we used to purchase $23.4 million of acquired companies, pay $21.4 million in dividends and purchase $18.2 million of equipment.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

During 2011, we experienced overall growth in revenue and have begun to see increases in charitable giving levels. However, we continue to believe the pace and impact of economic recovery on the nonprofit market remains uncertain. We expect that our operating environment will continue to be challenging in 2012 as existing and prospective customers remain cautious in their expenditure decisions. Notwithstanding these conditions, we remain focused on execution of our key growth initiatives and strengthening our leadership position, while achieving our targeted level of profitability. We also plan to continue to invest in our back office processes and the infrastructure that supports our subscription-based offerings to achieve optimal scalability of our operations as we execute on our key growth initiatives.

Recent developments

Convio acquisition

On January 16, 2012, we entered into an Agreement and Plan of Merger with Convio, Inc. (“Convio”), a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations to more effectively raise funds, advocate for change and cultivate relationships. Under the terms of the agreement, we will acquire all of the outstanding shares of common stock of Convio for $16.00 per share, representing a premium of 49% compared to Convio’s closing price prior to the announcement of the proposed acquisition and an enterprise value of approximately $275.0 million (based on dilutive shares). We will finance the deal through a combination of cash on hand and debt.

Amended and restated credit facility

We amended and restated our credit facility to a $325.0 million five-year credit facility on February 9, 2012. The credit facility includes the following facilities: a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans, and a delayed draw term loan. The credit facility is secured by the stock and limited liability company interests of certain of our subsidiaries that were pledged as part of the closing. Amounts outstanding under the credit facility will be guaranteed by our material domestic subsidiaries, if any. We plan to use borrowings under the credit facility to partially finance our proposed acquisition of Convio.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Consolidated statements of operations, percent of revenue

	Years ended December 31,
	2011	2010	2009
Revenue
License fees	5.3%	7.3%	8.3%
Subscriptions	27.9	25.7	23.7
Services	29.3	26.8	28.2
Maintenance	35.2	38.1	37.6
Other revenue	2.3	2.1	2.2

Total revenue	100.0%	100.0%	100.0%

Cost of revenue
Cost of license fees	0.9	0.9	1.2
Cost of subscriptions	11.5	9.5	9.1
Cost of services	21.3	20.4	19.9
Cost of maintenance	6.8	7.4	7.0
Cost of other revenue	1.9	2.2	2.0

Total cost of revenue	42.4	40.5	39.2

Gross profit	57.6	59.5	60.8
Operating expenses
Sales and marketing	20.3	21.3	20.5
Research and development	12.9	14.0	14.7
General and administrative	10.0	10.0	10.8
Impairment of cost method investment	0.5	—	—
Amortization	0.2	0.2	0.2

Total operating expenses	43.9	45.5	46.2

Income from operations	13.6	14.0	14.6
Interest income	1.0	—	0.2
Interest expense	(0.1)	—	(0.3)
Other income, net	0.1	—	0.1

Income before provision for income taxes	13.8	14.1	14.6
Income tax provision	4.8	5.1	5.7

Net income	9.0%	8.9%	8.9%

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Results of operations

During the fourth quarter of 2011, we revised previously issued financial statements to correct errors identified principally related to revenue recognition, accounting for income taxes and the capitalization of software development costs. None of the revisions were considered material to the periods impacted, as disclosed in Note 1 of the consolidated financial statements included in this annual report. All amounts in Item 7 of this filing are provided as revised.

During 2011, 2010 and 2009, we acquired companies that provided us with strategic opportunities to expand our share of the nonprofit market through the integration of complimentary products and services to serve the changing needs of our customers. Following are the companies we acquired and their respective acquisition date:

•	RLC Customer Centric Technology B.V. – April 29, 2009;

•	Target America, Inc. – May 12, 2010;

•	NOZA, Inc. – October 1, 2010;

•	Public Interest Data, LLC, or PIDI – February 1, 2011; and

•	Everyday Hero Pty. Ltd., or EDH – October 6, 2011.

The results of operations of the acquired companies are included in our consolidated results of operations from the date of their respective acquisition as noted above, which impacts the comparability of our results of operations when comparing 2011 to 2010 and 2010 to 2009. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our results of operations due to the inclusion of the acquired companies for only a partial year in the year of acquisition.

Comparison of the years ended December 31, 2011 and 2010

Revenue

The table below compares revenue from our statement of operations for the years ended December 31, 2011 and 2010.

	Years ended December 31,
(in millions)	2011	2010	Change	% Change

License fees	$19.5	$23.7	$(4.2)	(18)%
Subscriptions	103.5	83.9	19.6	23%
Services	108.8	87.7	21.1	24%
Maintenance	130.6	124.6	6.0	5%
Other	8.5	6.7	1.8	27%

Total revenue	$370.9	$326.6	$44.3	14%

Total revenue increased $44.3 million, or 14%, in 2011 compared to 2010. This increase in revenue is primarily attributable to growth in our subscriptions and services revenue. The increase in subscriptions revenue is primarily attributable to an increase in demand for our hosted offerings, hosting services, online fundraising and data management offerings. This increase has been driven by the ongoing evolution of our product offerings from a license-based to subscription-based business model. Services revenue growth is primarily due to an increase in demand for consulting services associated with our Blackbaud CRM offering and online fundraising offerings.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

The increase in maintenance revenue is attributable to new maintenance contracts associated with new license agreements sold over the last twelve months and increases in contracts with existing customers. These increases are offset by a decrease in license fees which is principally attributable to a smaller contribution in 2011 from Blackbaud CRM perpetual license arrangements with upfront revenue recognition than in 2010. Additionally, we continue to experience a shift in our customers’ buying preference away from perpetual licenses towards hosted solutions.

Operating results

License fees

	Years ended December 31,
(in millions)	2011	2010	Change	% Change

License fees revenue	$19.5	$23.7	$(4.2)	(18)%
Cost of license fees	3.3	3.0	0.3	10%

License fees gross profit	$16.2	$20.7	$(4.5)	(22)%

License fees gross margin	83%	87%

Revenue from license fees is derived from the sale of our software products, under a perpetual license agreement. We are increasingly experiencing a shift in our customers’ buying preference away from solutions offered under perpetual license arrangements towards subscription-based hosted applications. In addition, we continue to experience longer sales cycle times, delays and postponements of purchasing decisions and overall caution exercised by existing and prospective customers as a result of continued challenges posed by the weak economic environment. During 2011, revenue from license fees to existing customers decreased by $0.9 million and sales to new customers decreased by $3.3 million. The decrease in license fees is largely the result of a smaller contribution in 2011 from Blackbaud CRM sales with upfront revenue recognition when compared to 2010 due to credits provided to certain Blackbaud CRM early adopters.

Cost of license fees is principally comprised of third-party software royalties, variable reseller commissions, amortization of software development costs and amortization of intangibles from business combinations. The increase in cost of license fees in 2011 compared to 2010 is principally attributable to an increase in reseller commissions. A greater portion of our software license sales in 2011 were completed through our reseller channels when compared to 2010.

The decrease in license fees gross margin in 2011 compared to 2010 is the result of an increase in the sale of products that are sold through our reseller channels.

Subscriptions

	Years ended December 31,
(in millions)	2011	2010	Change	% Change

Subscriptions revenue	$103.5	$83.9	$19.6	23%
Cost of subscriptions	42.5	31.2	11.3	36%

Subscriptions gross profit	$61.0	$52.7	$8.3	16%

Subscriptions gross margin	59%	63%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, and variable

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

transaction fees associated with the use of our products to fundraise online. Revenue from acquired companies contributed $6.2 million to the growth in subscriptions revenue during 2011. The remaining increase in subscriptions revenue during 2011 is principally attributable to the increase in demand for online fundraising offerings, data management offerings and hosting services. Additionally, revenue from our hosting services continues to increase as the demand for these services continues to grow from both our existing and new perpetual license customers. We continue to experience growth in our hosted applications business and are increasingly experiencing a shift in our customers’ buying preference away from perpetual licenses towards subscription based-offerings.

Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, an allocation of depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions in 2011 when compared to 2010 is principally attributable to an increase in headcount. The increase in headcount is due to both the inclusion of acquired companies and the investments we are making in our infrastructure to support the growth in our subscription offerings. Human resource costs increased $6.9 million as a result of an increase in headcount, of which $3.6 million relates to our acquisition of PIDI in February 2011. Hosting costs also increased by $2.8 million due to the increase in required hosting capacity as a result of the increase in demand for hosting and other online services.

The decrease in subscriptions gross margin 2011 compared to 2010 is due to an increase in the investments we are making in the infrastructure to support the growth in our subscription offerings.

Services

	Years ended December 31,
(in millions)	2011	2010	Change	% Change

Services revenue	$108.8	$87.7	$21.1	24%
Cost of services	79.1	66.8	12.3	18%

Services gross profit	$29.7	$20.9	$8.8	42%

Services gross margin	27%	24%

Services revenue consists of consulting, installation, implementation, education and analytic services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities. Analytic services are comprised of donor prospect research, selling lists of potential donors, benchmarking studies and data modeling services. These services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product enables organizations to more effectively target their fundraising activities. We recognize services revenue attributable to consulting services for implementation of our hosted applications and subscription offerings ratably over the period the customer benefits from those services. We also recognize the direct and incremental costs associated with consulting services revenue ratably over the same period. However, we continue to expense indirect costs in the period the implementation services are provided.

The increase in services revenue during 2011 when compared to 2010 is principally attributable to an increase in consulting services revenue of $14.4 million, analytic services of $3.8 million and education services of $2.9 million. Revenue from acquired companies represented $0.8 million of consulting services and $1.9 million of analytic services revenue growth during 2011 compared to 2010. The increase in consulting services revenue

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

is primarily due to an increase in the demand for consulting, installation and implementation services associated with our Blackbaud CRM offering and our internet based fundraising offerings. This increase in consulting services revenue resulting from an increase in volume was partially offset by an increase in our investment, in the form of non-billable implementation hours, in early adopters of our Blackbaud CRM offering and a reduction in the rates we charge as a result of a higher level of discounts on the consulting services provided during 2011 compared to 2010. The rates we charge for our education and analytic service offerings have remained relatively constant year over year and, as such, the change in revenue is principally the result of an increase in the volume of services provided.

Cost of services is principally comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, other costs incurred in providing consulting, installation and implementation services and customer training, data expense incurred to perform analytic services, an allocation of depreciation, facilities and IT support costs and amortization of intangibles from business combinations.

The increase in cost of services in 2011 when compared to 2010 is primarily attributable to an increase in human resource costs and third-party contractor costs. The increase in human resource costs and third-party contractor costs is principally attributable to the need for additional resource capacity to meet the increasing consulting services demands of our customers and the additional headcount from acquired companies.

The services gross margin increased in 2011 compared to 2010 primarily as a result of an increase in demand for consulting services associated with our Blackbaud CRM offering and a shift in the mix of consulting engagements to higher margin projects.

Maintenance

	Years ended December 31,
(in millions)	2011	2010	Change	% Change

Maintenance revenue	$130.6	$124.6	$6.0	5%
Cost of maintenance	25.2	24.1	1.1	5%

Maintenance gross profit	$105.4	$100.5	$4.9	5%

Maintenance gross margin	81%	81%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. During 2011, the increase in maintenance revenue is principally comprised of $11.3 million of maintenance from new customers associated with new license agreements and increases in contracts with existing customers and $3.8 million from maintenance contract inflationary rate adjustments, offset by $9.1 million from maintenance contracts that were not renewed.

Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, an allocation of depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. The increase in cost of maintenance in 2011 when compared to 2010 is principally attributable to an increase in human resource costs of $1.5 million partially offset by a $0.2 million decrease in third-party royalty costs and $0.2 million decrease in amortization of intangibles from business combinations. Human resource costs increased due to salary merit increases and an increase in headcount associated with the

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

continued growth in our customer support function commensurate with maintenance revenue growth. Additionally, we continue to experience a shift to higher skilled support resources that carry a higher cost to meet the needs of our enterprise customers.

Other revenue

	Years ended December 31,
(in millions)	2011	2010	Change	% Change

Other revenue	$8.5	$6.7	$1.8	27%
Cost of other revenue	7.0	7.1	(0.1)	(1)%

Other gross profit	$1.5	$(0.4)	$1.9	(475)%

Other gross margin	18%	(6)%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees. Other revenue increased in 2011 when compared to 2010 primarily due to an increase in revenue from third-party software referral fees and in reimbursement of travel-related expenses associated with the growth in services revenue.

Cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, an allocation of depreciation, facilities and IT support costs and amortization of intangibles from business combinations. In total, cost of other revenue in 2011 when compared to 2010 decreased by $0.1 million due to a reduction in user conference expenses offset by an increase in reimbursable expenses.

Other gross margin increased in 2011 when compared to 2010 due to an increase in revenue from third-party software referral fees and a reduction in the cost of user conferences.

Operating expenses

Sales and marketing

	Years ended December 31,
(in millions)	2011	2010	Change	% Change

Sales and marketing expense	$75.4	$69.5	$5.9	8%

% of revenue	20%	21%

Sales and marketing expense includes salaries and related human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. During 2011, sales and marketing expense increased by $5.9 million when compared to 2010 primarily due to an increase of $3.6 million in human resource costs and $2.0 million in commission expense. The increase in human resource costs is a result of additional headcount to support the increase in selling and marketing efforts of our growing operations. The increase in commission expense is principally attributable to an increase in commissionable revenue in 2011. Additionally, marketing programs increased by $0.3 million relating to the launch of our new corporate branding and an increase in marketing costs associated with our new packaged offerings.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

As a percentage of revenue, sales and marketing expense in 2011 when compared to 2010 decreased principally as a result of our ability to leverage our sales support and marketing resources as we standardize and simplify our packaged offerings.

Research and development

	Years ended December 31,
(in millions)	2011	2010	Change	% Change

Research and development expense	$47.7	$45.5	$2.2	5%

% of revenue	13%	14%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products, and an allocation of depreciation, facilities and IT support costs. During 2011, human resource and third-party costs increased by $3.0 million partially offset by an increase in the amount of software development costs that were capitalized of $0.8 million. Human resource and third-party contractor costs have increased as we continue to invest in our product development efforts. The increase in amount of costs that are capitalized is primarily due to development efforts with our events management solution.

Research and development costs as a percentage of revenue decreased in 2011 when compared to 2010 principally due to the increase in the amount of development costs that were capitalized in 2011 as compared to 2010.

General and administrative

	Years ended December 31,
(in millions)	2011	2010	Change	% Change

General and administrative expense	$36.9	$32.6	$4.3	13%

% of revenue	10%	10%

General and administrative expense consists primarily of human resource costs for general corporate functions, including senior management, finance, accounting, legal, human resources, corporate development, stock-based compensation expense, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, acquisition related expense and other administrative expenses. During 2011, general and administrative expense increased primarily due to $1.3 million and $1.1 million increases in stock-based compensation expense and human resource costs, respectively, a $0.8 million increase in acquisition-related expenses, $0.5 million in third-party professional consulting fees and $0.3 million in recruiting costs associated with hiring key executives in 2011. Acquisition-related costs related primarily to the acquisition of PIDI, EDH and the pending acquisition of Convio. Stock-based compensation increased due to a change in the type of equity awards granted to certain executives to be performance-based, for which expense is recognized on an accelerated basis.

Non-GAAP income from operations

The operating results analyzed below are presented on a non-GAAP basis in that the results exclude the impact of stock-based compensation expense, amortization expense, acquisition-related expenses, impairment of cost

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

method investment and gain on sale of assets. We believe that the exclusion of these costs allows us and investors to better understand our operating expenses and cash needs, particularily when evaluating current performance against prior periods.

	Years ended December 31,
(in millions)	2011	2010	Change	% Change
GAAP income from operations	$50.9	$46.0	$4.9	11%
Non-GAAP adjustments:
Add: Stock-based compensation expense	14.9	13.1	1.8	14%
Add: Amortization of intangibles from business combinations	7.6	7.1	0.5	7%
Add: Acquisition-related expenses	1.8	1.0	0.8	80%
Add: Impairment of cost method investment	1.8	—	1.8	0%
Less: Gain on sale of assets	(0.5)	—	(0.5)	0%

Total Non-GAAP adjustments	25.6	21.2	4.4	21%

Non-GAAP income from operations	$76.5	$67.2	$9.3	14%

Non-GAAP operating margin	21%	21%

The increase in non-GAAP income from operations is consistent with the overall increase in revenue of 14% and is principally attributable to the growth in gross profit in our subscriptions and services operations as discussed above, partially offset by investments, in the form of non-billable implementation hours, we made during 2011 in early adopters of our Blackbaud CRM offering.

Comparison of the years ended December 31, 2010 and 2009

Revenue

The table below compares revenue from our statement of operations for the years ended December 31, 2010 and 2009.

	Years ended December 31,
(in millions)	2010	2009	Change	% Change
License fees	$23.7	$25.7	$(2.0)	(8)%
Subscriptions	83.9	73.2	10.7	15%
Services	87.7	87.2	0.5	1%
Maintenance	124.6	116.4	8.2	7%
Other	6.7	7.0	(0.3)	(4)%

Total revenue	$326.6	$309.5	$17.1	6%

The total revenue increased $17.1 million, or 6% in 2010 compared to 2009. The increase in revenue is primarily attributable to growth in our subscriptions and maintenance revenue. The increase in subscriptions revenue is primarily attributable to an increase in demand for our hosted offerings, hosting services, online fundraising and data management offerings. This increase has been driven, in part, by the ongoing evolution of our product offerings from a license-based to subscription-based business model. The increase in maintenance revenue is attributable to new maintenance contracts associated with new license agreements sold over the last twelve months and increases in contracts with existing customers. These increases are offset by a decrease in license fees which is principally attributable to a smaller contribution in 2010 from Blackbaud CRM perpetual license arrangements with upfront revenue recognition. Additionally, we continue to experience a shift in our customers’ buying preference away from perpetual licenses towards hosted solutions.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Operating results

License fees

	Years ended December 31,
(in millions)	2010	2009	Change	% Change
License fees revenue	$23.7	$25.7	$(2.0)	(8)%
Cost of license fees	3.0	3.7	(0.7)	(19)%

License fees gross profit	$20.7	$22.0	$(1.3)	(6)%

License fees gross margin	87%	86%

During 2010, revenue from license fees to existing customers increased $0.8 million and sales to new customers decreased by $2.8 million. The decrease in license fees is largely the result of a smaller contribution in 2010 from Blackbaud CRM sales with upfront revenue recognition when compared with 2009 and the continued shift in our customers’ buying preference away from solutions offered under perpetual license arrangements towards subscription-based hosted applications.

The decrease in cost of license fees in 2010 compared to 2009 is primarily attributable to lower third-party software royalty costs, which is directly the result of the reduction in sales of perpetual licenses in 2010 when compared with 2009.

The increase in license fee gross margin in 2010 compared to 2009 is the result of a change in the mix of products sold. During 2010, we sold fewer products with associated third-party software royalty costs.

Subscriptions

	Years ended December 31,
(in millions)	2010	2009	Change	% Change

Subscriptions revenue	$83.9	$73.2	$10.7	15%
Cost of subscriptions	31.2	28.2	3.0	11%

Subscriptions gross profit	$52.7	$45.0	$7.7	17%

Subscriptions gross margin	63%	61%

The increase in subscriptions revenue during 2010 is principally attributable to the increase in demand for online fundraising offerings, data management offerings and hosting services. We continue to experience growth in our hosted applications business and are increasingly experiencing a shift in our customers’ buying preference away from perpetual licenses towards subscription based-offerings. Additionally, revenue from our hosting services continues to increase as demand for these services continues to grow from both our existing and new perpetual license customers.

The increase in cost of subscriptions in 2010 when compared to 2009 is principally due to an increase in human resource costs of $2.1 million as a result of an increase in headcount. Data expense and hosting costs also increased resulting from an increase in the demand for hosting and other online services.

The subscriptions gross margin increased during 2010 due to the increase in demand of our subscription-based offerings and our ability to support the growth in demand without increasing costs.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Services

	Years ended December 31,
(in millions)	2010	2009	Change	% Change
Services revenue	$87.7	$87.2	$0.5	1%
Cost of services	66.8	61.6	5.2	8%

Services gross profit	$20.9	$25.6	$(4.7)	(18)%

Services gross margin	24%	29%

The increase in services revenue during 2010 when compared to 2009 is principally attributable to an increase in consulting services revenue of $2.1 million and analytic services of $0.4 million, partially offset by a decrease in education services revenue of $2.0 million. The increase in consulting services revenue is largely due to an increase in the demand for consulting services associated with our Blackbaud CRM offering and our internet- based fundraising offerings. The increase in consulting services revenue resulting from an increase in volume was partially offset by an increase in our investment, in the form of non-billable implementation hours, in early adopters of our Blackbaud CRM offering and a reduction in the rates we charge as a result of a higher level of discounts on the consulting services provided during 2010 compared to 2009. The rates we charge for our education and analytic service offerings have remained relatively constant year over year and, as such, the change in revenue is principally the result of a change in the volume of services provided.

The increase in cost of services in 2010 is primarily attributable to an increase in human resource costs of $3.8 million, third-party contractor costs of $1.8 million and stock-based compensation expense of $0.3 million, partially offset by a decrease in training-related costs and data expense of $0.8 million. The increase in costs is principally attributable to the need for additional resource capacity to meet the increasing consulting services demands of our customers.

The services gross margin decreased in 2010 compared to 2009 primarily as a result of investments made in the form of non-billable implementation hours for the benefit of early adopters of our Blackbaud CRM offering and additional headcount to meet the increasing consulting services demands of our customers.

Maintenance

	Years ended December 31,
(in millions)	2010	2009	Change	% Change
Maintenance revenue	$124.6	$116.4	$8.2	7%
Cost of maintenance	24.1	21.6	2.5	12%

Maintenance gross profit	$100.5	$94.8	$5.7	6%

Maintenance gross margin	81%	81%

During 2010, the increase in maintenance revenue is principally comprised of $8.9 million of maintenance from new customers associated with new license agreements and increases in contracts with existing customers and $3.3 million from maintenance contract inflationary rate adjustments, offset by $4.1 million from maintenance contracts that were not renewed.

The increase in cost of maintenance in 2010 when compared to 2009 is principally attributable to an increase in human resource costs of $1.4 million and third-party royalty costs of $1.2 million. Human resource costs increased due to salary merit increases and an increase in headcount associated with the continued growth in our

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

customer support function commensurate with maintenance revenue growth. The increase in third-party royalty costs is attributable to increases in maintenance contracts with new and existing customers for software products which include third-party software arrangements.

Other revenue

	Years ended December 31,
(in millions)	2010	2009	Change	% Change
Other revenue	$6.7	$7.0	$(0.3)	(4)%
Cost of other revenue	7.1	6.1	1.0	16%

Other gross profit	$(0.4)	$0.9	$(1.3)	(144)%

Other gross margin	(6)%	13%

The decrease in other revenue in 2010 when compared to 2009 is principally due to a decrease in reimbursable travel revenue related to providing services at customer locations.

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

Operating expenses

Sales and marketing

	Years ended December 31,
(in millions)	2010	2009	Change	% Change
Sales and marketing expense	$69.5	$63.5	$6.0	9%

% of revenue	21%	21%

During 2010, sales and marketing expense increased when compared to 2009 primarily due to an increase of $2.8 million in commission expense. The increase in commission expense is principally attributable to higher commission rates due to under-achievement of plans in 2009, and an increase in commissionable revenue in 2010. Additionally, human resource costs increased by $1.4 million as a result of additional headcount and salary merit increases. The remaining increase is primarily due to an increase of $1.9 million in travel and other marketing expenses as a result of increased investment in selling and marketing programs to support both our new and newly packaged offerings.

Research and development

	Years ended December 31,
(in millions)	2010	2009	Change	% Change
Research and development expense	$45.5	$45.5	$—	0%

% of revenue	14%	15%

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

The decrease in research and development expense as a percentage of revenue during 2010 compared to the same period in 2009 is principally attributable to an increase in costs allocated to cost of services commensurate with the development efforts supporting product customizations under revenue generating arrangements.

General and administrative

	Years ended December 31,
(in millions)	2010	2009	Change	% Change
General and administrative expense	$32.6	$33.4	$(0.8)	(2)%

% of revenue	10%	11%

During 2010, the decrease in general and administrative expense and general and administrative expense as a percentage of revenue was principally due to a decrease in human resource costs of $1.8 million and bad debt expense of $0.3 million partially offset by $1.0 million in acquisition expenses relating to NOZA. The decrease in human resource costs is primarily due to a decrease in headcount resulting from consolidation and centralization efforts in the second half of 2009 and first quarter of 2010 of our accounting function from acquisitions in prior years.

Non-GAAP income from operations

The operating results analyzed below are presented on a non-GAAP basis in that the results exclude the impact of stock-based compensation expense, amortization expense, acquisition-related expenses, impairment of cost method investment and gain on sale of assets. We believe that the exclusion of these costs allows us and investors to better understand our operating expenses and cash needs, particularly when evaluating current performance against prior periods.

	Years ended December 31,
(in millions)	2010	2009	Change	% Change
GAAP income from operations	$46.0	$45.2	$0.8	2%
Non-GAAP adjustments:
Add: Kintera deferred revenue writedown	—	3.4	(3.4)	(100)%
Add: Stock-based compensation expense	13.1	12.4	0.7	6%
Add: Amortization of intangibles from business combinations	7.1	7.2	(0.1)	(1)%
Add: Acquisition-related expenses	1.0	—	1.0	0%

Total Non-GAAP adjustments	21.2	23.0	(1.8)	(8)%

Non-GAAP income from operations	$67.2	$68.2	$(1.0)	(1)%

Non-GAAP operating margin	21%	22%

The decrease in non-GAAP income from operations and operating margin is principally attributable to the investments, in the form of non-billable implementation hours, we made during 2010 in early adopters of our Blackbaud CRM offering, partially offset by the decrease in general and administrative expenses resulting from consolidation and centralization efforts of our accounting function.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Income tax provision

Following is our effective tax rate for the years ended December 31:

	2011	2010	2009
Effective tax rate	35.2%	36.5%	38.9%

The effective tax rate in 2011 decreased due to the change in our valuation allowance. In 2011, we reversed $1.0 million of valuation allowance for certain state net operating loss carryforwards in connection with the completion of certain state tax planning strategies. The effective tax rate in 2010 decreased when compared to 2009 because we received a greater amount of federal and state tax credits in 2010.

We record our deferred tax assets and liabilities at an amount based upon a U.S. federal income tax rate of 35.0% and appropriate statutory tax rates of various foreign, state and local jurisdictions in which we operate. If our tax rates change in the future, we would adjust our deferred tax assets and liabilities to an amount reflecting those income tax rates. Any change will affect the provision for income taxes during the period that the determination is made.

The following table reconciles the amounts of unrecognized tax benefits for the years ended December 31:

(in millions)	2011	2010	2009
Balance at beginning of year	$1.4	$1.2	$0.3
Increases from prior period positions	0.1	0.1	0.4
Increases from current period positions	0.3	0.3	0.5
Lapse of statute of limitations	—	(0.2)	—

Balance at end of year	$1.8	$1.4	$1.2

The amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate was $1.8 million at December 31, 2011. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2011 and 2010 was $0.2 million and $0.1 million, respectively. The total amount of interest and penalties included in the consolidated statement of operations for 2011 and 2010 was $0.1 million and $0.2 million, respectively, of an increase in income tax expense for 2011 and a decrease in income tax expense for 2010. The total amount of interest and penalties included in the consolidated statement of operations for 2009 was immaterial.

We have taken positions in certain taxing jurisdictions related to state nexus issues for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease is not material at December 31, 2011.

We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, United Kingdom, Australia and Netherlands. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2008 through 2010 as well as state and foreign income tax examinations for various years depending on statute of limitations of those jurisdictions.

Liquidity and capital resources

At December 31, 2011, cash and cash equivalents totaled $52.5 million, compared to $28.0 million at December 31, 2010. The $24.5 million increase in cash and cash equivalents during 2011 is principally the result

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

of generating $85.5 million of cash from operations, of which we used $23.4 million to acquire companies, $21.4 million to pay dividends and $18.2 million to purchase equipment.

Our principal source of liquidity has historically been our operating cash flow, which depends on continued customer renewal of our maintenance, support and subscription agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available cash and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends. Our stock repurchase program authorizes us to purchase up to $50.0 million of our outstanding shares of common Stock. Repurchases of common stock are not guaranteed and can be limited at the discretion of our Board of Directors.

At December 31, 2011, we had no outstanding borrowings under our former credit facility and were in compliance with the covenants thereunder. We drew on our credit facility from time to time to help us meet short-term financial needs, such as business acquisitions and purchase of common stock under our repurchase program. In February 2012, we amended and restated our credit facility to increase the available borrowing capacity to $325.0 million. The amended credit facility matures in February 2017. We expect to incur a substantial amount of debt in connection with the proposed acquisition of Convio. We believe our amended credit facility provides us liquidity to acquire Convio, and also with sufficient flexibility to meet our other anticipated financial needs.

At December 31, 2011, our total cash and cash equivalent balance includes $11.3 million of cash held by operations outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

Working capital changes are comprised of changes in accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Cash flow provided by operations that was associated with working capital increased $15.6 million in 2011 when compared to 2010. The net increase is principally due to:

•

An increase in cash flow from accounts receivable of $4.1 million, primarily due to an improvement in our collection of accounts receivable as a result of an increase in the use of auto-pay programs by our customers; and

•	A year-over-year increase in cash flow of $14.1 million due to fluctuations in the timing of cash paid for income taxes; partially offset by

•	A decrease in cash flow of $2.6 million primarily due to the timing of payments of prepaid costs.

The provision for doubtful accounts and sales returns increased $2.9 million during 2011 when compared to 2010. The increase is principally due to an increase in credits related to consulting services associated with early adopters of Blackbaud CRM and other customer credits provided in the ordinary course of business that have increased commensurate with our growth in sales.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Investing cash flow

Net cash used in 2011 for investing activities was $41.7 million compared to $18.4 million in 2010. This increase is due to the purchase of PIDI and EDH. Additionally, we increased the amount spent on software and computer equipment associated with the infrastructure that supports our subscription-based offerings from $10.8 million in 2010 to $18.2 million in 2011.

Financing cash flow

During 2011, cash used for financing activities was principally attributable to $21.4 million of dividend payments to stockholders. We did not have any borrowings or repayments under our former credit facility and we did not repurchase any treasury shares during 2011. During 2010, cash used for financing activities was principally attributable to $22.6 million of treasury share repurchases and $19.5 million of dividend payments to stockholders.

Commitments and contingencies

As of December 31, 2011, we had future minimum lease commitments of $63.9 million as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating leases	$63.9	$7.2	$6.1	$15.5	$35.1

Our commitments related to operating leases have not been reduced by the future minimum lease commitments under sublease agreements that expire in 2014 and reimbursement of leasehold improvements totaling $3.8 million. As of December 31, 2011, we had accrued $1.6 million of federal taxes, $0.2 million of state taxes and $0.1 million of interest and penalties related to uncertain tax positions taken in current and prior years. Please refer to Note 11 in our notes to the consolidated financial statements for further information. We are unable to determine the period in which these liabilities will be settled, and accordingly, we have not included these amounts in the table above.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total minimum annual purchase commitments under these arrangements at December 31, 2011, are approximately $8.1 million through 2013, which is not included in the table above. We incurred expense under these arrangements of $6.8 million, $4.1 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In February 2012, our Board of Directors approved our annual dividend of $0.48 per share for 2012 and declared a first quarter dividend of $0.12 per share payable on March 15, 2012, to stockholders of record on March 5, 2012. Dividends at the annual rate would aggregate to $21.1 million, assuming 44.0 million shares of common stock are outstanding, net of treasury stock. Our ability to continue to declare and pay dividends may be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate operating cash flow.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

Foreign currency exchange rates

Approximately 14% of our total net revenue for the year ended December 31, 2011, was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was a loss of $1.1 million and $0.8 million at December 31, 2011 and 2010, respectively.

The vast majority of our contracts are entered into by our U.S. entities. The contracts entered into by the U.S. entities are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. We do not believe our exposure to currency exchange rates has had a material impact on our results of operations or financial position and therefore we do not hedge any foreign currency risk; however, we intend to continue to monitor our foreign currency exchange rate exposure and take action as appropriate.

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

Subscriptions

We provide hosting services to customers who have purchased perpetual rights to certain of our software products (hosting services). Revenue from hosting services, as well as data enrichment services, data management services and online training programs is recognized ratably over the service period of the contract, which generally ranges from one to three years, upon deployment and use of the service. Any related set-up fees are recognized ratably over the estimated period that the customer benefits from the related fees.

We make certain of our software products available for use in hosted application arrangements without licensing perpetual rights to the software (hosted applications). Revenue from hosted applications is recognized over the subscription service period, which generally ranges from one to three years, upon deployment and use of the hosted application. Any related upfront activation, set-up or implementation fees are recognized ratably over the estimated period that the customer benefits from the related fees. Direct and incremental costs relating to activation, set-up and implementation for hosted applications are capitalized until the hosted application is deployed and in use, and then expensed over the estimated period that the customer benefits from the related fees.

For arrangements that have multiple elements and do not include software licenses, we allocate arrangement consideration at the inception of the arrangement to those elements that qualify as separate units of accounting. The arrangement consideration is allocated to the separate units of accounting based on relative selling price

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

method in accordance with the selling price hierarchy, which includes: (i) vendor specific objective evidence (VSOE) if available; (ii) third party evidence (TPE) if VSOE is not available; and (iii) best estimate of selling price if neither VSOE nor TPE is available. In general, we use VSOE to allocate the selling price to subscription and service deliverables.

Revenue from transaction processing fees is recognized when received. Credit card fees directly associated with processing donations for customers are included in subscriptions revenue, net of related transaction costs.

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

We sell training at a fixed rate for each specific class, at a per attendee price or at a packaged price for several attendees, and revenue is recognized only upon the customer attending and completing training. Additionally, we sell fixed-rate programs, which permit customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions, and revenue is recognized ratably over this contract period.

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

Deferred revenue

To the extent that the our customers are billed or pay for the above described services in advance of delivery, we record such amounts in deferred revenue.

Sales returns and allowance for doubtful accounts

We provide customers a 30-day right of return and under certain circumstances we provide service related credits to our customers. We maintain a reserve for returns and credits which is estimated based on several factors including historical experience, known credits yet to be issued and the nature of service level commitments. A considerable amount of judgment is required in assessing these factors. Provisions for sales returns are charged against the related revenue items.

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific customer reserves and the aging of our receivables. A considerable amount of judgment is required in assessing these factors and if any receivables were to deteriorate, an additional provision for doubtful accounts could be required. Any necessary provision is reflected in general and administrative expense.

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

Goodwill is assigned to our five reporting units, which are defined as our four operating segments (see Note 15 to our consolidated financial statements), and Blackbaud Payment Processing Services. We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. To the extent the qualitative factors indicate that the fair value is more likely than not less than the carrying amount, we then compare the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. If an impairment is indicated, the impairment is measured as the excess of the recorded goodwill over its fair value, which could materially adversely impact our consolidated financial position and results of operations. Significant judgment is required in the assessment of qualitative factors.

We estimate fair value for each reporting unit based on projected future cash flows discounted using our weighted average cost of capital. A number of significant assumptions and estimates are involved in estimating the fair value of each reporting unit, including revenue growth rates, operating margins, capital spending, discount rate, and working capital changes. Additionally, we make certain judgments and assumptions in allocating assets and liabilities to determine the carrying values for each of our reporting units. We believe the assumptions we use in estimating fair value of our reporting units are reasonable, but are also unpredictable and inherently uncertain. Actual future results may differ from those estimates. The 2011 annual impairment test of our goodwill indicated there was no impairment.

Stock-based compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We determine the fair value of the stock options, stock appreciation rights and certain performance-based restricted stock units using option pricing models, which requires us to use significant judgment to make estimates regarding the life of the award, volatility of our stock price, the risk-free interest rate and the dividend yield of our stock over the life of the award. Changes to these estimates would result in different fair values of awards.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, we include an expense within the income tax provision in the consolidated statement of operations. Our valuation allowance of $10.1 million at December 31, 2011 is primarily associated with deferred tax assets for certain state income tax credits, net operating loss carryforwards and capital loss carryforwards that we have determined are not more-likely-than-not to be realized. The ability to utilize our net deferred tax asset is dependent on our ability to generate future taxable income. Based on current estimates of revenue and expenses, we expect future taxable income will be sufficient to realize the remaining deferred tax assets. Even if actual results are significantly below our current estimates, the recovery still remains likely and, except for the state tax credits and net operating loss carryforwards discussed above, no valuation allowance would be necessary.

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

Recently adopted accounting pronouncements

Effective January 1, 2011, we adopted Accounting Standards Update (ASU) 2009-13, which amends the existing criteria for separating consideration in multiple-deliverable arrangements. Arrangements that include perpetual software licenses are excluded from the scope of this ASU. ASU 2009-13 establishes a hierarchy for determining the selling price of a deliverable and requires the use of best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. As a result of the requirement to use the best estimate of the selling price when VSOE or TPE of the selling price cannot be determined, the residual method will no longer be permitted. ASU 2009-13 is applicable prospectively for revenue arrangements entered into or materially modified after the adoption date. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial statements.

Effective December 31, 2011, we adopted ASU 2011-08, which simplifies how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The adoption of ASU 2011-08 did not have a material impact on our consolidated financial statements.

Recently issued accounting pronouncements

In June 2011, the FASB issued ASU 2011-05, which (1) eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, (2) requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements and (3) also requires presentation of reclassification adjustments on the face of the financial statements. We are required to adopt ASU 2011-05 on January 1, 2012. We do not believe the adoption of ASU 2011-05 will have a material effect on our consolidated financial statements.

Cautionary statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks.

Statements contained in this Form 10-K that are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause

Blackbaud, Inc.

Item 7. Management’s discussion and analysis of financial condition and results of operations—(Continued)

actual results to differ materially from our expectations expressed in the report include: risks related to the proposed Convio acquisition; general economic risk; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; lengthy sales and implementation cycles, particularly in larger organizations; risk associated with successful implementation of multiple integrated software products; technological changes that make our products and services less competitive; the ability to attract and retain key personnel; risks related to our dividend policy and stock repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to increased borrowing and restrictions imposed by the credit facility; management of integration of recently acquired companies and other risks associated with acquisitions; risks associated with management of growth; and the other risk factors set forth from time to time in our SEC filings.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the nature of our short-term investments and the lack of material debt, we have concluded at December 31, 2011, that we did not face material market risk exposure. Therefore, no quantitative tabular disclosures are required. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Matters of the Board and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2012 Annual Meeting of Stockholders expected to be held on June 20, 2012, except for the identification of executive officers of the Registrant which is set forth in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Matters,” “Compensation Discussion and Analysis” and “Summary Compensation Table” contained in Blackbaud’s Proxy Statement for the 2012 Annual Meeting of Stockholders expected to be held on June 20, 2012.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in Blackbaud’s Proxy Statement for the 2012 Annual Meeting of Stockholders expected to be held on June 20, 2012.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the caption “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2012 Annual Meeting of Stockholders expected to be held on June  20, 2012.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2012 Annual Meeting of Stockholders expected to be held on June 20, 2012.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial statements

The following statements are filed as part of this report:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements thereto.

(b) Exhibits

		Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number		Filed Herewith

2.1	Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	04/06/04	2.1

2.2	Stock Purchase Agreement dated January 16, 2007 by and among Target Software, Inc., Target Analysis Group, Inc., all of the stockholders of Target Software, Inc. and Target Analysis Group, Inc., Charles Longfield, as stockholder representative, and Blackbaud, Inc.	8-K	01/18/07	2.2

2.3	Agreement and Plan of Merger dated as of May 29, 2008 by and among Blackbaud, Inc., Eucalyptus Acquisition Corporation and Kintera, Inc.	8-K	05/30/08	2.3

2.4	Share Purchase Agreement dated as of April 29, 2009 between RLC Group B.V., as the Seller, and Blackbaud, Inc., as the Purchaser	10-Q	08/07/09	10.42	*

2.5	Stock Purchase Agreement dated as of February 1, 2011 by and among Public Interest Data, Inc., all for the stockholders of Public Interest Data, Inc., Stephen W. Zautke, as stockholder representative and Blackbaud, Inc.	10-Q	05/10/11	2.3	*

2.6	Agreement and Plan of Merger dated as of January 16, 2012 by and among Blackbaud, Inc., Caribou Acquisition Corporation and Convio, Inc.	8-K	01/17/12	2.4

2.7	Stock Purchase Agreement dated as of October 6, 2011 by and among Everyday Hero Pty. Ltd., all of the stockholders of Everyday Hero Pty. Ltd., Nathan Betteridge as stockholder representative and Blackbaud Pacific Pty. Ltd.	10-K	02/29/12	2.7		X

3.4	Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	04/30/09

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

3.5		Amended and Restated Bylaws of Blackbaud, Inc.	8-K	03/22/11	3.4

10.5		Trademark License and Promotional Agreement dated as of October 13, 1999 between Blackbaud, Inc. and Charleston Battery, Inc.	S-1	02/20/04	10.5

10.6		Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1/A	04/06/04	10.6

10.8		Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1/A	04/06/04	10.8

10.20		Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	06/20/06	10.20

10.26		Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	02/28/07	10.26

10.27		Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	02/28/07	10.27

10.33		Blackbaud, Inc. 2008 Equity Incentive Plan	DEF 14A	04/29/08

10.34		Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	08/04/08	10.34

10.35		Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	08/04/08	10.35

10.36		Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	08/04/08	10.36

10.37	**	Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	03/26/08	10.2

10.38	**	Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	03/26/08	10.3

10.39		Form of Retention Agreement	10-Q	11/10/08	10.37

10.40		Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/08	10.37

10.41		Blackbaud, Inc. 2009 Equity Compensation Plan for Employees from Acquired Companies	S-8	07/02/09	10.41

10.43		Amended and Restated Employment and Noncompetition Agreement dated January 28, 2010 between Blackbaud, Inc. and Marc Chardon	8-K	02/01/10	10.43

10.44		Credit Agreement dated as of June 17, 2011 by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	06/23/11	10.44

		Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.45	Guaranty Agreement dated as of June 17, 2011, by certain subsidiaries of Blackbaud, Inc., as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent	8-K	06/23/11	10.45

10.46	Pledge Agreement dated as of June 17, 2011 by Blackbaud, Inc. and certain subsidiaries of Blackbaud, Inc. in favor of Wells Fargo Bank, National Association, as Administrative Agent for the ratable benefit of itself and the lenders referred to therein	8-K	06/23/11	10.46

10.47	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Tim Williams	10-Q	11/08/11	10.47

10.48	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Louis Attanasi	10-Q	11/08/11	10.48

10.49	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Charlie Cumbaa	10-Q	11/08/11	10.49

10.50	Employment Agreement dated June 25, 2008 between Blackbaud, Inc. and Kevin Mooney	10-Q	11/08/11	10.50

10.51	Amendment No. 1 to the Amended and Restated Employment and Noncompetition Agreement dated December 13, 2011 between Blackbaud, Inc. and Marc Chardon	8-K	12/16/11	10.51

10.52	Form of Tender and Support Agreement by and among Blackbaud, Inc. and certain stockholders of Convio, Inc.	8-K	01/17/12	10.52

10.53	Amended and Restated Credit Agreement dated as of February 9, 2012 by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and an Issuing Lender, SunTrust Bank, as Syndication Agent, and Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, with J.P. Morgan Securities LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners	8-K	02/15/12	10.53

10.54	Amended and Restated Pledge Agreement dated as of February 9, 2012 by Blackbaud, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the ratable benefit of itself and the lenders referred to therein	8-K	02/15/12	10.54

10.55	Employment Agreement dated November 14, 2011 between Blackbaud, Inc. and Anthony W. Boor	10-K	02/29/12	10.55	X

10.56	Services Agreement dated November 11, 2011 between Blackbaud, Inc. and Timothy V. Williams	10-K	02/29/12	10.56	X

10.57	Employment Agreement dated November 16, 2010 between Blackbaud, Inc. and Jana B. Eggers	10-K	02/29/12	10.57	X

21.1	Subsidiaries of Blackbaud, Inc				X

23.1	Consent of Independent Registered Public Accounting Firm				X

Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	***	XBRL Instance Document.				X

101.SCH	***	XBRL Taxonomy Extension Schema Document.				X

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

**	The Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder (“Kintera 2000 Plan Documents”) and the Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder (“Kintera 2003 Plan Documents”) were filed by Kintera in its Form 10-K/A on March 26, 2008 as Exhibits 10.2 and 10.3, respectively. We assumed the Kintera 2000 Plan Documents and Kintera 2003 Plan Documents when we acquired Kintera in July 2008. We filed the Kintera 2000 Plan Documents and Kintera 2003 Plan Documents by incorporation by reference as exhibits 10.37 and 10.38, respectively, in our Form S-8 on August 4, 2008.

***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that Section, and shall not be part of any registration statement or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC

Signed: February 29, 2012	/S/ MARC E. CHARDON
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/ MARC E. CHARDON Marc E. Chardon	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 29, 2012

/S/ ANTHONY W. BOOR Anthony W. Boor	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 29, 2012

/S/ ANDREW M. LEITCH Andrew M. Leitch	Chairman of the Board	Date: February 29, 2012

/S/ TIMOTHY CHOU Timothy Chou	Director	Date: February 29, 2012

/S/ GEORGE H. ELLIS George H. Ellis	Director	Date: February 29, 2012

/S/ DAVID G. GOLDEN David G. Golden	Director	Date: February 29, 2012

/S/ JOHN P. MCCONNELL John P. McConnell	Director	Date: February 29, 2012

/S/ CAROLYN MILES Carolyn Miles	Director	Date: February 29, 2012

/S/ SARAH E. NASH Sarah E. Nash	Director	Date: February 29, 2012

BLACKBAUD, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blackbaud, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Blackbaud, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina

February 29, 2012

Blackbaud, Inc.

Consolidated balance sheets

(in thousands, except share amounts)	December 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$52,520	$28,004
Donor restricted cash	40,205	16,359
Accounts receivable, net of allowance of $3,913 and $2,687 at December 31, 2011 and 2010, respectively	62,656	59,296
Prepaid expenses and other current assets	31,016	32,139
Deferred tax asset, current portion	1,551	5,164

Total current assets	187,948	140,962
Property and equipment, net	34,397	22,963
Deferred tax asset	29,376	42,314
Goodwill	90,122	76,247
Intangible assets, net	44,660	38,515
Other assets	6,087	2,805

Total assets	$392,590	$323,806

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$13,464	$9,620
Accrued expenses and other current liabilities	32,707	28,278
Donations payable	40,205	16,359
Deferred revenue	153,665	143,761

Total current liabilities	240,041	198,018
Deferred revenue, noncurrent	9,772	6,900
Other noncurrent liabilities	2,775	2,419

Total liabilities	252,588	207,337

Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 53,959,532 and 53,316,280 shares issued at December 31, 2011 and 2010, respectively	54	53
Additional paid-in capital	175,401	158,372
Treasury stock, at cost; 9,019,824 and 8,842,882 shares at December 31, 2011 and 2010, respectively	(166,226)	(161,186)
Accumulated other comprehensive loss	(1,148)	(812)
Retained earnings	131,921	120,042

Total stockholders’ equity	140,002	116,469

Total liabilities and stockholders’ equity	$392,590	$323,806

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of operations

	Years ended December 31,
(in thousands, except share and per share amounts)	2011	2010	2009
Revenue
License fees	$19,475	$23,719	$25,656
Subscriptions	103,544	83,912	73,194
Services	108,781	87,663	87,239
Maintenance	130,604	124,559	116,413
Other revenue	8,464	6,712	6,968

Total revenue	370,868	326,565	309,470

Cost of revenue
Cost of license fees	3,345	3,003	3,697
Cost of subscriptions	42,536	31,155	28,158
Cost of services	79,086	66,755	61,585
Cost of maintenance	25,178	24,123	21,594
Cost of other revenue	7,049	7,103	6,098

Total cost of revenue	157,194	132,139	121,132

Gross profit	213,674	194,426	188,338

Operating expenses
Sales and marketing	75,361	69,469	63,495
Research and development	47,672	45,499	45,520
General and administrative	36,933	32,636	33,383
Impairment of cost method investment	1,800	—	—
Amortization	980	798	768

Total operating expenses	162,746	148,402	143,166

Income from operations	50,928	46,024	45,172
Interest income	183	84	637
Interest expense	(200)	(74)	(962)
Other income (expense), net	346	(98)	220

Income before provision for income taxes	51,257	45,936	45,067
Income tax provision	18,037	16,749	17,547

Net income	$33,220	$29,187	$27,520

Earnings per share
Basic	$0.76	$0.68	$0.64
Diluted	$0.75	$0.67	$0.63
Common shares and equivalents outstanding
Basic weighted average shares	43,522,563	43,145,189	42,771,173
Diluted weighted average shares	44,149,054	43,876,155	43,600,048
Dividends per share	$0.48	$0.44	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities
Net income	$33,220	$29,187	$27,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,995	16,189	15,624
Provision for doubtful accounts and sales returns	5,646	2,773	3,458
Stock-based compensation expense	14,884	13,059	12,410
Excess tax benefits from stock-based compensation	(932)	(2,665)	(2,356)
Deferred taxes	13,533	11,313	12,464
Impairment of cost method investment	1,800	—	—
Gain on sale of assets	(549)	—	—
Other non-cash adjustments	(878)	(22)	116
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(8,692)	(12,778)	1,531
Prepaid expenses and other assets	(2,915)	(10,109)	3,054
Trade accounts payable	1,714	228	(368)
Accrued expenses and other liabilities	(1,056)	(4,248)	221
Donor restricted cash	(22,862)	(3,446)	(511)
Donations payable	22,862	3,446	511
Deferred revenue	12,757	13,121	13,213

Net cash provided by operating activities	85,527	56,048	86,887

Cash flows from investing activities
Purchase of property and equipment	(18,215)	(10,760)	(5,534)
Purchase of net assets of acquired companies, net of cash acquired	(23,385)	(5,334)	(2,258)
Purchase of investment	—	(2,000)	—
Capitalized software development costs	(1,012)	(175)	(41)
Purchase of intangible assets	—	(130)	—
Proceeds from sale of assets	874	—	—

Net cash used in investing activities	(41,738)	(18,399)	(7,833)

Cash flows from financing activities
Dividend payments to stockholders	(21,429)	(19,490)	(17,673)
Proceeds from exercise of stock options	2,041	8,065	2,509
Excess tax benefits from stock-based compensation	932	2,665	2,356
Purchase of treasury stock	—	(22,613)	—
Proceeds from issuance of debt	—	4,000	—
Payments on debt	—	(5,175)	(60,049)
Payments on deferred financing costs	(767)	—	—
Payments on capital lease obligations	(40)	(164)	(384)

Net cash used in financing activities	(19,263)	(32,712)	(73,241)

Effect of exchange rate on cash and cash equivalents	(10)	298	595

Net increase in cash and cash equivalents	24,516	5,235	6,408
Cash and cash equivalents, beginning of year	28,004	22,769	16,361

Cash and cash equivalents, end of year	$52,520	$28,004	$22,769

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2	$87	$615
Taxes, net of refunds	$(4,601)	$9,527	$(2,584)
Purchase of equipment included in accounts payable	$4,760	$2,630	$3,699

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity and comprehensive income

	Comprehensive income	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
(in thousands, except share amounts)		Shares	Amount
Balance at December 31, 2008		51,269,081	$51	$116,688	$(130,594)	$(818)	$100,406	$85,733

Net income	$27,520	—	—	—	—	—	27,520	27,520
Payment of dividends	—	—	—	—	—	—	(17,673)	(17,673)
Issuance of common stock	—	55,661		1,215				1,215
Exercise of stock options and stock appreciation rights	—	451,580	1	2,509	—	—	—	2,510
Surrender of 182,875 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	—	(3,788)	—	—	(3,788)
Tax impact of exercise of equity based compensation	—	—	—	2,241	—	—	—	2,241
Stock-based compensation	—	—	—	11,541	—	—	33	11,574
Restricted stock grants	—	492,964	—	449	—	—	—	449
Restricted stock cancellations	—	(54,680)	—	—	—	—	—	—
Translation adjustment	512	—	—	—	—	512	—	512

Comprehensive income	$28,032
Balance at December 31, 2009		52,214,606	$52	$134,643	$(134,382)	$(306)	$110,286	$110,293
Net income	$29,187	—	—	—	—	—	29,187	29,187
Payment of dividends	—	—	—	—	—	—	(19,490)	(19,490)
Purchase of 1,007,082 treasury shares under stock repurchase program	—	—	—	—	(22,613)	—	—	(22,613)
Exercise of stock options and stock appreciation rights	—	729,295	1	8,064	—	—	—	8,065
Surrender of 158,459 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	—	(4,191)	—	—	(4,191)
Tax impact of exercise of equity based compensation	—	—	—	2,665	—	—	—	2,665
Stock-based compensation	—	—	—	13,000	—	—	59	13,059
Restricted stock grants	—	460,659	—	—	—	—	—	—
Restricted stock cancellations	—	(88,280)	—		—	—	—	—
Translation adjustment	(506)	—	—	—	—	(506)	—	(506)

Comprehensive income	$28,681
Balance at December 31, 2010		53,316,280	$53	$158,372	$(161,186)	$(812)	$120,042	$116,469
Net income	$33,220	—	—	—	—	—	33,220	33,220
Payment of dividends	—	—	—	—	—	—	(21,429)	(21,429)
Exercise of stock options, stock appreciation rights and restricted stock units	—	262,428	1	2,040	—	—	—	2,041
Surrender of 176,942 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	—	(5,040)	—	—	(5,040)
Tax impact of exercise of equity based compensation	—	—	—	193	—	—	—	193
Stock-based compensation	—	—	—	14,796	—	—	88	14,884
Restricted stock grants	—	502,426	—	—	—	—	—	—
Restricted stock cancellations	—	(121,602)	—	—	—	—	—	—
Translation adjustment	(336)	—	—	—	—	(336)	—	(336)

Comprehensive income	$32,884
Balance at December 31, 2011		53,959,532	$54	$175,401	$(166,226)	$(1,148)	$131,921	$140,002

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

1.	Organization and basis of presentation

Blackbaud, Inc. (the Company) provides on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations, and provides products and services that enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of December 31, 2011, the Company had approximately 26,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revision of prior period financial statements

During the three months ended December 31, 2011, the Company identified prior period errors related principally to revenue recognition, accounting for income taxes and the capitalization of software development costs. These errors impacted reporting periods beginning in the year ended December 31, 2006 and subsequent periods through September 30, 2011. Following is a description of the errors identified:

•

Revenue recognition and related costs – The errors resulted from incorrect processing of deferred revenue transactions and incorrect application of the Company’s revenue recognition policy to certain subscription, consulting and analytic service arrangements. These errors resulted in a cumulative overstatement of revenue and related costs.

•

Income taxes – These errors resulted from improperly recording an income tax benefit for compensation that was limited under Internal Revenue Code Section 162(m), resulting in a cumulative understatement of income tax expense.

•

Software development costs – The Company determined that certain software development costs had been improperly expensed and should have been capitalized in prior periods. This error resulted in a cumulative overstatement of research and development expense.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standard Codification (ASC) Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the cumulative error would be material in the year ended December 31, 2011, if the entire correction was recorded in the fourth quarter of 2011, and would have impacted comparisons to prior periods. As such, the revisions for these corrections to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. In addition to recording these correcting adjustments, the Company recorded other adjustments to prior period amounts to correct other

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

immaterial out-of-period adjustments, including those that had been previously disclosed. The consolidated statement of stockholders equity was revised to reflect the cumulative effect of these adjustments resulting in a decrease to additional paid-in capital of $0.2 million, an increase to accumulated other comprehensive income of $0.1 million and a decrease to retained earnings of $4.7 million as of December 31, 2008.

The prior period financial statements included in this filing have been revised to reflect the corrections of these errors, the effects of which have been provided in summarized format below.

Revised consolidated balance sheet amounts

	As of December 31, 2010
(in millions)	As previously reported	Adjustment	As revised
Accounts receivable, net of allowance	$59.8	$(0.5)	$59.3
Prepaid expenses and other current assets	33.8	(1.7)	32.1
Total current assets	143.1	(2.1)	141.0
Deferred tax asset	44.6	(2.3)	42.3
Other assets	2.6	0.2	2.8
Total assets	328.1	(4.3)	323.8
Trade accounts payable	9.9	(0.3)	9.6
Deferred revenue	141.1	2.7	143.8
Total current liabilities	195.7	2.3	198.0
Total liabilities	205.0	2.3	207.3
Accumulated other comprehensive loss	(0.5)	(0.3)	(0.8)
Retained earnings	126.3	(6.3)	120.0
Total stockholders’ equity	123.1	(6.6)	116.5
Total liabilities and stockholders’ equity	328.1	(4.3)	323.8

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Revised consolidated statements of operations amounts

	Year ended December 31, 2010			Year ended December 31, 2009
(in millions, except per share amounts)	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Revenue
License fees	$23.7	$—	$23.7	$25.4	$0.3	$25.7
Subscriptions	82.5	1.4	83.9	72.9	0.3	73.2
Services	89.6	(1.9)	87.7	87.8	(0.6)	87.2
Maintenance	124.6	—	124.6	116.5	(0.1)	116.4
Other revenue	6.7	—	6.7	6.7	0.3	7.0
Total revenue	327.1	(0.5)	326.6	309.3	0.2	309.5
Cost of revenue
Cost of license fees	2.9	0.1	3.0	3.6	0.1	3.7
Cost of subscriptions	31.1	0.1	31.2	28.2	—	28.2
Cost of services	66.6	0.2	66.8	61.7	(0.1)	61.6
Cost of maintenance	24.1	—	24.1	21.4	0.2	21.6
Total cost of revenue	131.8	0.4	132.2	120.9	0.2	121.1
Gross profit	195.3	(0.9)	194.4	188.4	—	188.4
Operating expenses
Sales and marketing	70.2	(0.7)	69.5	62.8	0.7	63.5
Research and development	45.5	—	45.5	45.7	(0.2)	45.5
General and administrative	32.5	0.1	32.6	33.4	—	33.4
Total operating expenses	149.0	(0.6)	148.4	142.6	0.6	143.2
Income from operations	46.3	(0.3)	46.0	45.8	(0.6)	45.2
Income before provision for income taxes	46.2	(0.3)	45.9	45.7	(0.6)	45.1
Income tax provision	16.4	0.3	16.7	17.2	0.4	17.6
Net income	29.8	(0.6)	29.2	28.5	(1.0)	27.5
Earnings per share
Basic	$0.69	$(0.01)	$0.68	$0.67	$(0.03)	$0.64
Diluted	$0.68	$(0.01)	$0.67	$0.65	$(0.02)	$0.63

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Revised consolidated statements of cash flow amounts

	Year ended December 31, 2010			Year ended December 31, 2009
(in millions)	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Net income	$29.8	$(0.6)	$29.2	$28.5	$(1.0)	$27.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.1	0.1	16.2	15.5	0.1	15.6
Stock-based compensation expense	13.1	—	13.1	12.3	0.1	12.4
Excess tax benefits from stock-based compensation	(2.6)	(0.1)	(2.7)	(2.4)	—	(2.4)
Deferred taxes	11.2	0.1	11.3	12.4	0.1	12.5
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(13.1)	0.3	(12.8)	1.4	0.1	1.5
Prepaid expenses and other assets	(9.6)	(0.5)	(10.1)	2.1	1.0	3.1
Trade accounts payable	0.2	—	0.2	(0.3)	(0.1)	(0.4)
Accrued expenses and other current liabilities	(4.8)	0.6	(4.2)	0.6	(0.4)	0.2
Deferred revenue	12.9	0.2	13.1	13.2	—	13.2
Net cash provided by operating activities	55.9	0.1	56.0	86.8	0.1	86.9
Capitalized software development costs	—	(0.2)	(0.2)	—	—	—
Net cash used in investing activities	(18.2)	(0.2)	(18.4)	(7.8)	—	(7.8)
Excess tax benefits from stock-based compensation	2.6	0.1	2.7	2.4	—	2.4
Net cash used in financing activities	(32.7)	—	(32.7)	(73.2)	—	(73.2)

2.	Significant accounting policies

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include revenue recognition, the allowance for sales returns and doubtful accounts, valuation of long-lived and intangible assets and goodwill, stock-based compensation, the provision for income taxes and valuation required on deferred tax assets. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could materially differ from these estimates.

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

Subscriptions

The Company provides hosting services to customers who have purchased perpetual rights to certain of its software products (hosting services). Revenue from hosting services, as well as data enrichment services, data management services and online training programs is recognized ratably over the service period of the contract, which generally ranges from one to three years, upon deployment and use of the service. Any related set-up fees are recognized ratably over the estimated period that the customer benefits from the related fees.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The Company makes certain of its software products available for use in hosted application arrangements without licensing perpetual rights to the software (hosted applications). Revenue from hosted applications is recognized over the subscription service period, which generally ranges from one to three years, upon deployment and use of the hosted application. Any related upfront activation, set-up or implementation fees are recognized ratably over the estimated period that the customer benefits from the related fees. Direct and incremental costs relating to activation, set-up and implementation for hosted applications are capitalized until the hosted application is deployed and in use, and then expensed over the estimated period that the customer benefits from the related fees.

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

Revenue from transaction processing fees is recognized when received. Credit card fees directly associated with processing donations for customers are included in subscriptions revenue, net of related transaction costs.

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

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

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

Donor restricted cash and donations payable

Restricted cash consists of donations collected by the Company and payable to its customers, net of the associated transaction fees earned. Monies associated with donations payable are segregated in a separate bank account and used exclusively for the payment of donations payable. This usage restriction is either legally or internally imposed and reflects the Company’s intention with regard to such deposits.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, donor restricted cash and accounts receivable. The Company’s cash and cash equivalents and donor restricted cash are placed with high credit-quality financial institutions. The Company’s accounts receivable are derived from sales to its customers who primarily operate in the nonprofit sector. With respect to accounts receivable, the Company performs ongoing evaluations of its customers and maintains an allowance for doubtful accounts based on historical experience and the Company’s expectations of future losses. As of and for the years ended December 31, 2011, 2010 and 2009, there were no significant concentrations with respect to the Company’s consolidated revenues or accounts receivable.

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

Construction-in-progress represents purchases of computer software and hardware associated with new internal system implementation projects which had not been placed in service at the respective balance sheet dates. The Company transferred these assets to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2011 and 2010.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The Company capitalizes certain costs related to the development or purchase of software for use in the Company’s internal operations. Any amounts capitalized are included in computer software costs and amortized over the expected useful life. Costs incurred for upgrades and enhancements, which will not result in additional functionality, are expensed as incurred.

Goodwill

Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by the Company in a business combination. Goodwill is allocated to reporting units and tested annually for impairment. The Company’s reporting units are its four reportable segments and its payment processing operations. The Company will also test goodwill for impairment between annual impairment tests if indicators of potential impairment exist. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. To the extent the qualitative factors indicate that the fair value is more likely than not less than the carrying amount, the Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. The 2011 annual impairment test indicated the estimated fair value of the reporting units significantly exceeded the carrying value. There was no impairment of goodwill during 2011, 2010 or 2009.

Intangible assets

The Company amortizes finite-lived intangible assets over their estimated useful lives as follows.

	Basis of amortization		Amortization period (in years)
Customer relationships	Straight-line and accelerated	(1)	4-15
Marketing assets	Straight-line		2-8
Acquired software	Straight-line		2-10
Non-compete agreements	Straight-line		2-5
Database	Straight-line		8
(1)	Certain of the customer relationships are amortized on an accelerated basis.

Indefinite-lived intangible assets consist of tradenames. The Company evaluates the potential for impairment of finite and indefinite-lived intangible assets periodically and takes into account events or circumstances that indicate revised estimates of useful lives or that the carrying amount may not be recoverable. If the carrying amount is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. Substantially all of the Company’s intangible assets were acquired in business combinations. There was no impairment of intangible assets during 2011, 2010 or 2009.

Cost method investments

Cost method investments included in other assets consist of investments in privately held companies where the Company does not have the ability to exercise significant influence or have control over the investee. The Company records these investments at cost and periodically tests them for other-than-temporary impairment. During the year ended December 31, 2011, the Company determined that its cost method investment had other-than-temporary impairment based the projected liquidity of the investment. The impairment of $1.8 million was recorded in income from operations. The Company used the income approach to determine the fair value of the investment in determining the impairment.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable and accounts payable at December 31, 2011 and 2010. The Company believes that the carrying amounts of these financial instruments approximate their fair values at December 31, 2011 and 2010, due to the immediate or short-term maturity of these financial instruments.

Deferred financing costs

Deferred financing costs included in other assets represent the direct costs of entering into the Company’s revolving credit facility in June 2011. These costs are amortized as interest expense using the effective interest method. The deferred financing fees are being amortized over the term of the credit facility.

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

Income taxes

Prior to October 13, 1999, the Company was organized as an S corporation under the Internal Revenue Code and, therefore, was not subject to federal income taxes. The Company historically made distributions to its stockholders to cover the stockholders’ anticipated tax liability. In connection with its 1999 recapitalization, the Company converted its U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999, has been subject to federal and state income taxes. Upon this conversion and as a result of the recapitalization, the Company recorded a one-time benefit of $107.0 million to establish a deferred tax asset. This amount was recorded as a direct increase to equity in the statements of stockholders’ equity. The Company has not recorded a valuation allowance against this deferred tax asset as of December 31, 2011 or 2010, as the Company believes it is more-likely-than-not that it will be able to utilize this benefit, which is dependent upon the Company’s ability to generate future taxable income. The amount of deferred tax asset related to this matter at December 31, 2011, was $20.9 million.

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

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

the Company operates. If the Company’s tax rates change, the deferred tax assets and liabilities will be adjusted to an amount reflecting those income tax rates. If such change is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent recovery is not likely, a valuation allowance is established. To the extent a valuation allowance is established, the Company includes an expense within the income tax provision. The Company’s valuation allowance of $10.1 million at December 31, 2011, was primarily associated with deferred tax assets for certain state income tax credits, net operating loss carryforwards and capital loss carryforwards that it has determined are not more-likely-than-not to be realized. The Company will continue to evaluate the realizability of the remaining deferred tax assets, and any further adjustment to the valuation allowance will be made in the period the Company determines it is more-likely-than-not that any of the remaining amounts will not be utilized.

Foreign currency

Net assets recorded in a foreign currency are translated at the exchange rate on the balance sheet date. Revenue and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income.

Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date. For the years ended December 31, 2011, 2010 and 2009, the Company recorded net foreign currency gain of $0.3 million, $0.1 million and $0.2 million, respectively, and these amounts are included in other expense, net.

Research and development

Research and development costs are expensed as incurred. These costs include salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products.

Software development costs

Capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value. At December 31, 2011 and 2010, software development costs, net of accumulated amortization, were $1.1 million and $0.2 million, respectively, and are included in other assets on the consolidated balance sheet. Capitalized software development costs are amortized over the estimated product life (typically three years) on a straight line-basis. Amortization expense related to software development costs of approximately $0.1 million was recorded in each of the years ended December 31, 2011, 2010 and 2009, and was included in cost of license fees in the consolidated statement of operations. The Company analyzes the net realizable value of capitalized software development costs on an annual basis and has determined there is no indication of impairment.

Sales returns and allowance for doubtful accounts

The Company provides customers a 30-day right of return and under certain circumstances provides service related credits to its customers. The Company maintains a reserve for returns and credits which is estimated

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

based on several factors including historical experience, known credits yet to be issued and the nature of service level commitments. Provisions for sales returns and credits are charged against the related revenue items.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Balance at end of year
2011	$424	$27	$(190)	$261
2010	760	(227)	(109)	424
2009	1,013	(47)	(206)	760

Below is a summary of the changes in the Company’s allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Balance at end of year
2011	$2,263	$5,619	$(4,230)	$3,652
2010	2,799	3,000	(3,536)	2,263
2009	1,764	3,505	(2,470)	2,799

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

Below is a summary of the changes in the Company’s deferred sales commission costs included in prepaid expenses and other current assets.

Years ended December 31, (in thousands)	Balance at beginning of year	Additions	Expense	Balance at end of year
2011	$11,548	$18,415	$(13,511)	$16,452
2010	5,108	12,985	(6,545)	11,548
2009	2,879	6,994	(4,765)	5,108

Advertising costs

The Company expenses advertising costs as incurred, which was $1.1 million for the years ended December 31, 2011, 2010 and 2009.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Impairment of long-lived assets

The Company reviews long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. No impairment of long-lived assets resulted in 2011, 2010 or 2009.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
(in thousands, except share and per share amounts)	2011	2010	2009
Numerator:
Net income	$33,220	$29,187	$27,520
Denominator:
Weighted average common shares	43,522,563	43,145,189	42,771,173
Add effect of dilutive securities:
Employee stock-based compensation	626,491	730,966	828,875

Weighted average common shares assuming dilution	44,149,054	43,876,155	43,600,048

Earnings per share:
Basic	$0.76	$0.68	$0.64
Diluted	$0.75	$0.67	$0.63

The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Years ended December 31,
	2011	2010	2009
Shares excluded from calculations of diluted EPS	422,418	221,742	488,282

Recently adopted accounting pronouncements

Effective January 1, 2011, the Company adopted Accounting Standards Update (ASU) 2009-13, which amends the existing criteria for separating consideration in multiple-deliverable arrangements. Arrangements that include perpetual software licenses are excluded from the scope of this ASU. ASU 2009-13 establishes a hierarchy for determining the selling price of a deliverable and requires the use of best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. As a result of the requirement to use the best estimate of the selling price when VSOE or TPE of the selling price cannot be determined, the residual method is no longer

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

permitted. ASU 2009-13 is applicable prospectively for revenue arrangements entered into or materially modified after the adoption date. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

Effective December 31, 2011, the Company adopted ASU 2011-08, which simplifies how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which (1) eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, (2) requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements and (3) also requires presentation of reclassification adjustments on the face of the financial statements. The Company is required to adopt ASU 2011-05 on January 1, 2012. Early adoption is permitted. The Company does not believe the adoption of ASU 2011-05 will have a material effect on its consolidated financial statements.

3.	Business combinations

The Company completed the business acquisitions described below during the year ended December 31, 2011. The results of operations for each of them are included in the consolidated financial statements of the Company from the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management.

Everyday Hero

On October 6, 2011, the Company acquired all of the outstanding capital stock of Everyday Hero Pty. Ltd. (EDH), a privately-owned company based in Brisbane, Australia, for $7.6 million in cash. The acquisition of EDH provided the Company additional capabilities in the area of online event fundraising software solutions for nonprofit organizations including donation processing. During 2011, total revenue from EDH operations included in the Company’s results of operations was $0.8 million and cost of revenue was $0.3 million. Acquisition-related costs of $0.2 million, which primarily consisted of legal and financial advisory services, were expensed as incurred in general and administrative expenses during the year ended December 31, 2011.

The Company allocated the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The Company recorded the excess of consideration over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, the Company allocated $0.5 million of the consideration to net tangible assets and $6.2 million of the consideration to identified intangible assets. The identified intangible assets are being amortized over a weighted average life of 10 years. The Company recorded the excess consideration of $0.9 million as goodwill, none of which is deductible for income tax purposes. The recognition of goodwill was principally attributable to a trained workforce and the integration of the Company’s technology and products with EDH’s operations which were considered in the purchase price. All of the goodwill is assigned to the IBU reporting segment.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

Pro forma results of operations for EDH have not been presented because the results of EDH are not material to the Company’s consolidated financial results.

Public Interest Data

On February 1, 2011, the Company acquired all of the outstanding stock of Public Interest Data, LLC (PIDI), a privately held limited liability company based in Virginia, for $16.6 million in cash. The acquisition of PIDI provided the Company additional capabilities in the area of donor acquisition list analytics and should enhance the Company’s database management services offerings. The additional capabilities include the established process for delivering list analytic and data management services as well as the associated experienced workforce and technology. During the year ended December 31, 2011, total revenue from PIDI of $7.5 million and cost of revenue of $4.8 million was included in the Company’s results of operations. Acquisition-related costs of $1.0 million, which primarily consisted of legal and financial advisory services, were expensed as incurred in general and administrative expense during the year ended December 31, 2011.

In addition to the consideration paid at closing, the Company might be required to pay up to a maximum of $2.5 million in additional cash consideration if PIDI meets revenue targets over the two years subsequent to the acquisition. A liability of $1.4 million was initially recognized for the estimated contingent consideration that will be paid based on a probability-weighted discounted cash flow valuation technique. During the year ended December 31, 2011, the Company recognized $0.8 million of income, as a result of the change in the estimated fair value of the contingent consideration liability. This amount was recorded as a reduction of general and administrative expense.

The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed:

(in thousands)
Cash and cash equivalents	$91
Accounts receivable	686
Other assets, current and noncurrent	291
Property and equipment	459
Intangibles	7,390
Goodwill	13,060
Trade accounts payable	(478)
Accrued expenses and other liabilities	(1,814)
Deferred tax liabilities, current and noncurrent	(3,099)

$16,586

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The estimated fair value of accounts receivable approximates contractual value. The goodwill recognized is attributable primarily to the assembled workforce of PIDI and the opportunities for expected synergies. None of the goodwill arising in the acquisition is deductible for income tax purposes. Goodwill of $12.3 million and $0.8 million was assigned to the Target Analytics and ECBU reporting segments, respectively. The acquisition resulted in the identification of the following finite-lived intangible assets:

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

2010 Acquisitions

During the year ended December 31, 2010, the Company acquired two entities for total consideration of $5.3 million, all of which was paid in cash. The results of operations of acquired entities have been included in the consolidated financial statements of the Company from the date of acquisition. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the consolidated results of operations of the Company. The Company recorded the purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed. None of the goodwill arising from the acquisitions completed in 2010 is deductible for income tax purposes.

2009 Acquisitions

During the year ended December 31, 2009, the Company acquired one entity for total consideration of $2.4 million, all of which was paid in cash. The results of operations of acquired entities have been included in the consolidated financial statements of the Company from the date of acquisition. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the consolidated results of operations of the Company. The Company recorded the purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed. None of the goodwill arising from the acquisitions completed in 2009 is deductible for income tax purposes.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

4.	Property and equipment

Property and equipment as of December 31, 2011 and 2010 consisted of the following:

	Estimated useful life (years)	December 31,
(in thousands)		2011	2010
Equipment	3 - 5	$2,809	$3,660
Computer hardware	3 - 5	39,665	30,616
Computer software	3 - 5	9,660	10,982
Construction in progress	—	3,836	1,332
Furniture and fixtures	5 - 7	5,028	4,961
Leasehold improvements	term of lease	3,394	2,923

Total property and equipment		64,392	54,474
Less: accumulated depreciation		(29,995)	(31,511)

Property and equipment, net of depreciation		$34,397	$22,963

Depreciation expense was $9.4 million, $9.1 million and $8.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Property and equipment, net of depreciation, under capital leases at December 31, 2011 and 2010 was not material.

5.	Goodwill and other intangible assets

As discussed in Note 15, the Company’s reportable segments changed during the year ended December 31, 2011. Goodwill has been reallocated among the new reportable segments as of December 31, 2010. The change in goodwill for each reportable segment during the year ended December 31, 2011, consisted of the following:

(in thousands)	ECBU	Target Analytics	GMBU	IBU	Other	Total
Balance at December 31, 2010	$22,233	$20,919	$26,472	$4,514	$2,109	$76,247
Additions related to business combinations	802	12,258	—	863	—	13,923
Disposition related to sale of assets	(12)	—	(35)	(14)	(13)	(74)
Effect of foreign currency translation	—	—	—	26	—	26

Balance at December 31, 2011	$23,023	$33,177	$26,437	$5,389	$2,096	$90,122

The Company has no accumulated impairment losses as of December 31, 2011 and 2010. Additions to goodwill during the year ended December 31, 2011, related to the acquisitions as described in Note 3 of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The Company has recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization, as of December 31, 2011 and 2010.

	December 31,
(in thousands)	2011	2010
Finite-lived gross carrying amount
Customer relationships	$48,725	$41,441
Marketing assets	2,502	2,365
Acquired software	16,087	12,406
Non-compete agreements	2,539	2,268
Database	4,275	4,275

Total finite-lived gross carrying amount	74,128	62,755

Accumulated amortization
Customer relationships	(18,891)	(14,741)
Marketing assets	(1,627)	(1,202)
Acquired software	(6,171)	(4,935)
Non-compete agreements	(1,856)	(1,633)
Database	(2,263)	(1,729)

Total accumulated amortization	(30,808)	(24,240)
Indefinite-lived gross carrying amount
Marketing assets	1,340	—

Total intangible assets, net	$44,660	$38,515

Additions to intangible assets during 2011 are related to the acquisitions described in Note 3 of these consolidated financial statements.

Amortization expense related to finite-lived intangible assets acquired in business combinations is allocated to cost of revenue on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the years ended December 31, 2011, 2010 and 2009.

	Years ended December 31,
(in thousands)	2011	2010	2009
Included in cost of revenue:
Cost of license fees	$635	$588	$476
Cost of subscriptions	3,341	3,058	3,239
Cost of services	1,572	1,390	1,344
Cost of maintenance	975	1,223	1,302
Cost of other revenue	75	75	75

Total included in cost of revenue	6,598	6,334	6,436
Included in operating expenses	980	798	768

Total	$7,578	$7,132	$7,204

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The following table outlines the estimated future amortization expense for each of the next five years for finite-lived intangible assets as of December 31, 2011:

Years ended December 31,	Amortization expense (in thousands)
2012	$7,359
2013	6,947
2014	6,397
2015	5,496
2016	4,910

Total	$31,109

6.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
Deferred sales commissions	$16,452	$11,548
Prepaid software maintenance and royalties	7,007	4,352
Deferred professional service costs	3,098	3,447
Taxes, prepaid and receivable	343	9,253
Other	4,116	3,539

Total prepaid expenses and other current assets	$31,016	$32,139

7.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
Accrued bonuses	$9,832	$8,952
Accrued commissions and salaries	6,475	5,922
Taxes payable	4,384	3,683
Customer credit balances	3,762	3,335
Accrued accounting and legal fees	1,490	1,083
Accrued royalties	1,418	1,273
Accrued health care costs	996	862
Other	4,350	3,168

Total accrued expenses and other current liabilities	$32,707	$28,278

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

8.	Deferred revenue

Deferred revenue consisted of the following as of December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
Maintenance	$81,913	$78,382
Subscriptions	50,849	39,532
Services	29,675	32,379
License fees and other	1,000	368

Total deferred revenue	163,437	150,661
Less: Long-term portion of deferred revenue	(9,772)	(6,900)

Current portion of deferred revenue	$153,665	$143,761

9.	Debt

Revolving credit facility

In June 2011, the Company entered into a five-year $125.0 million revolving credit facility. The revolving credit facility is guaranteed by the Company’s material subsidiaries, as defined, and is collateralized with the stock of all of the Company’s subsidiaries, as defined. At December 31, 2011 and 2010, there were no outstanding borrowings under the credit facility.

Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at a variable rate based on (a) the highest of (i) the prime rate (ii) federal funds rate plus 0.5% or (iii) one month LIBOR plus 1%, in addition to a margin of 0.375% to 1.0% (Base Rate Loans) or (b) LIBOR plus a margin of 1.375% to 2.0% (LIBOR Loans). The exact amount of any margin depends on the nature of the loan and the Company’s leverage ratio at the time of the borrowing. The Company also pays a quarterly commitment fee on the unused portion of the revolving credit facility equal to 0.25%, 0.275%, 0.3% or 0.35% per annum, depending on the Company’s leverage ratio. At December 31, 2011, the commitment fee was 0.25%.

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

Deferred financing costs

In connection with the Company’s credit facility entered into in June 2011, the Company paid $0.8 million of financing costs, which is amortized over the term of the new facility. As of December 31, 2011 and 2010, deferred financing costs totaling $0.8 million and $0.1 million, respectively, are included in other assets on the consolidated balance sheet.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

10.	Commitments and contingencies

Leases

The Company leases its headquarters facility under a 15 year lease agreement which was entered into in October 2008, and has two five-year renewal options. The annual base rent of the lease is $3.6 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse the Company an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During each of the years ended December 31, 2011, 2010 and 2009, rent expense was reduced by $0.3 million related to this lease provision. The $4.0 million leasehold improvement allowance has been included in the table of operating lease commitments below as a reduction in the Company’s lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.

Additionally, the Company has subleased a portion of its facilities under various agreements extending through 2014. Under these agreements, rent expense was reduced by $0.4 million in each of the years ended December 31, 2011, 2010 and 2009, respectively. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $0.3 million during 2012 and 2013; the amount in 2014 is immaterial. No minimum aggregate sublease commitments exist after 2014. The Company has also received, and expects to receive through 2016, quarterly South Carolina state incentive payments as a result of locating its headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $2.3 million, $2.0 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total rent expense was $4.7 million, $5.4 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Additionally, the Company leases various office space and equipment under operating leases. The Company also has various non-cancelable capital leases for computer equipment and furniture that are not significant.

As of December 31, 2011, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Years ending December 31, (in thousands)	Operating leases
2012	$6,658
2013	5,491
2014	5,452
2015	5,015
2016	4,236
Thereafter	33,277

Total minimum lease payments	$60,129

Other commitments

The Company utilizes third-party relationships in conjunction with its products, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. As of December 31, 2011, the remaining aggregate minimum purchase commitment

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

under these arrangements is approximately $8.1 million through 2013. The Company incurred expense under these arrangements of $6.8 million, $4.1 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Legal contingencies

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business. The Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the amount of potential liability with respect to legal proceedings and/or claims in the ordinary course of business will have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

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

The Company assesses the fair value of its liability on the above indemnities to be immaterial based on historical experience and information known at December 31, 2011.

11.	Income taxes

The Company files income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, United Kingdom, Australia and Netherlands. The Company is generally subject to U.S. federal income tax examination for calendar tax years 2008 through 2010 as well as state and foreign income tax examinations for various years depending on statutes of limitations of those jurisdictions.

The following summarizes the components of income tax expense:

	Years ended December 31,
(in thousands)	2011	2010	2009
Current taxes:
U.S. Federal	$3,434	$4,130	$3,394
U.S. State and local	1,030	1,228	1,391
International	40	78	298

Total current taxes	4,504	5,436	5,083
Deferred taxes:
U.S. Federal	11,943	10,077	11,268
U.S. State and local	1,536	1,262	1,196
International	54	(26)	—

Total deferred taxes	13,533	11,313	12,464

Total income tax provision	$18,037	$16,749	$17,547

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The following summarizes the components of income before provision for income taxes:

	Years ended December 31,
(in thousands)	2011	2010	2009
U.S.	$50,946	$45,700	$43,755
International	311	236	1,312

Income before provision for income taxes	$51,257	$45,936	$45,067

A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Years ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	4.2	4.3	4.2
Change in state income tax rate applied to deferred tax asset	0.6	—	—
Disqualifying dispositions of incentive stock options	(0.2)	(0.3)	(0.2)
Non-deductible compensation expense	(0.4)	1.0	1.2
State credits, net of federal benefit	(2.2)	(2.4)	(2.1)
Change in valuation reserve	0.7	2.4	3.4
Federal credits generated	(2.7)	(3.2)	(3.0)
Other	0.2	(0.3)	0.4

Income tax provision effective rate	35.2%	36.5%	38.9%

The Company recorded net excess tax benefits attributable to stock option and stock appreciation right exercises and restricted stock vesting of $0.2 million, $2.7 million and $2.2 million in stockholders’ equity during the years ended December 31, 2011, 2010 and 2009, respectively.

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The significant components of the Company’s deferred tax asset were as follows:

	December 31,
(in thousands)	2011	2010
Deferred tax assets relating to:
State and foreign tax credits	$11,148	$11,236
Federal and state net operating loss carryforwards	16,842	18,894
Allowance for doubtful accounts	1,456	1,014
Deferred revenue	3,343	6,146
Intangible assets	20,969	28,466
Effect of expensing nonqualified stock options and restricted stock	8,142	5,929
Other	5,595	3,687

Total deferred tax assets	67,495	75,372
Deferred tax liabilities relating to:
Intangible assets	(8,407)	(8,995)
Fixed assets	(9,132)	(4,994)
Other	(8,950)	(4,291)

Total deferred tax liabilities	(26,489)	(18,280)
Valuation allowance	(10,079)	(9,614)

Net deferred tax asset	$30,927	$47,478

As of December 31, 2011, the Company had state tax credit carryovers of approximately $11.1 million, net of federal tax, which will expire between 2012 and 2026, if unused. These state tax credits had a valuation reserve of approximately $8.9 million, net of federal tax, as of December 31, 2011.

The Company acquired all of its federal and state net operating loss carryforwards in business acquisitions. At December 31, 2011, the Company had deferred tax assets of $14.4 million for federal net operating loss carryforwards and $2.4 million for state net operating loss carryforwards. These deferred assets pertain to net operating loss carryforwards of approximately $41.2 million and $50.4 million for federal and state purposes, respectively, at December 31, 2011. These net operating loss carryforwards expire during various tax years through 2030. As a result of the Kintera acquisition, Kintera underwent a change in ownership under Section 382 of the Internal Revenue Code (IRC Sec. 382) on July 8, 2008, the date of the Company’s acquisition. In general, IRC Sec. 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. These limitations restrict the amount of the aforementioned net operating loss carryforwards that are available to offset taxable income each year. A portion of the state net operating loss carryforward has a valuation reserve due to management’s uncertainty regarding the future ability to use such carryforwards.

The following table illustrates the change in the Company’s deferred tax asset valuation allowance:

(in thousands)	Balance at beginning of year	Acquisition related change	Charges to expense	Balance at end of year
Years ended December 31,
2011	$9,614	$—	$465	$10,079
2010	7,994	75	1,545	9,614
2009	7,865	(1,378)	1,507	7,994

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The following table sets forth the change to the Company’s unrecognized tax benefit for the year ended December 31, 2011, 2010 and 2009:

	December 31,
(in thousands)	2011	2010	2009
Balance at beginning of year	$1,414	$1,231	$346
Increases from prior period positions	87	126	427
Decreases in prior year position	(9)	—	—
Increases from current period positions	285	297	485
Lapse of statute of limitations	—	(240)	(27)

Balance at end of year	$1,777	$1,414	$1,231

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $1.8 million at December 31, 2011. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2011 and 2010 was $0.2 million and $0.1 million, respectively. The total amount of interest and penalties included in the consolidated statement of operations as an increase in income tax expense for 2011 was $0.1 million. The total amount of interest and penalties included in the consolidated statement of operations for 2010 was $0.2 million of a decrease in income tax expense; interest and penalties were immaterial in 2009.

The Company has taken positions in certain taxing jurisdictions related to state nexus issues for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease is not material at December 31, 2011.

It continues to be the Company’s intention to indefinitely reinvest undistributed foreign earnings. Accordingly, no deferred tax liability has been recorded in connection with the undistributed foreign earnings of approximately $1.4 million. It is not practicable for the Company to determine the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries.

12.	Stock-based compensation

Employee stock-based compensation plans

Under the Blackbaud, Inc. 2008 Equity Incentive Plan (2008 Equity Plan), the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to eligible employees, directors and consultants. The Company maintains other stock based compensation plans including the 2004 Stock Plan and the 2001 Stock Option Plan, under which no additional grants may be made, and the 2009 Equity Compensation Plan for Employees from Acquired Companies, under which the Company may grant shares of its common stock to employees pursuant to employment contracts or other arrangements entered into in connection with past and future acquisitions. In connection with the acquisition of Kintera on July 8, 2008, the Company also maintains the Kintera, Inc. 2000 Stock Option Plan, as amended (Kintera 2000 Plan) and Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended (Kintera 2003 Plan), that it assumed upon the acquisition of Kintera. The Company’s Compensation Committee of the Board of Directors administers the plans and the stock-based awards are granted under terms determined by them. The total number of authorized stock-based awards

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

available under the Company’s plans was 1,105,980 as of December 31, 2011. The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of stock appreciation rights or upon granting of restricted stock.

The Company has issued four types of awards under these plans: stock options, restricted stock awards, performance-based restricted stock unit awards and stock appreciation rights. The following table sets forth the number of awards outstanding for each award type as of December 31, 2011 and 2010.

	Outstanding at December 31,
Award type	2011	2010
Stock options	216,848	406,425
Restricted stock awards	1,079,930	1,151,775
Performance-based restricted stock unit awards	147,912	61,891
Stock appreciation rights	2,305,049	2,417,658

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

Stock-based compensation expense is allocated to expense categories on the statements of operations based on the employees’ departmental cost center. The following table summarizes stock-based compensation expense for the year ended December 31, 2011, 2010 and 2009.

	Years ended December 31,
(in thousands)	2011	2010	2009
Included in cost of revenue:
Cost of subscriptions	$571	$392	$387
Cost of services	1,966	1,742	1,433
Cost of maintenance	741	814	750

Total included in cost of revenue	3,278	2,948	2,570

Included in operating expenses:
Sales and marketing	1,325	1,366	1,605
Research and development	3,039	2,844	2,944
General and administrative	7,242	5,901	5,291

Total included in operating expenses	11,606	10,111	9,840

Total	$14,884	$13,059	$12,410

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The total amount of compensation cost related to non-vested awards not recognized was $37.1 million at December 31, 2011. This amount will be recognized over a weighted average period of 2.0 years.

Stock options

The following table summarizes the options outstanding under each of the Company’s stock-based compensation plans as of December 31, 2011. All options are fully vested at December 31, 2011.

Plan	Date of adoption		Options outstanding	Range of exercise prices
2001 Stock Option Plan	July 1, 2001		1,875	$4.80
2004 Stock Plan	March 23, 2004		207,244	$8.60-$16.10
Kintera 2000 Plan	July 8, 2008	(1)	395	$19.26
Kintera 2003 Plan	July 8, 2008	(1)	7,334	$10.59-$19.26

Total			216,848
(1)	In connection with the acquisition of Kintera, the Company assumed certain stock options issued and outstanding at the date of acquisition.

A summary of outstanding options as of December 31, 2011, and changes during the year then ended, is as follows:

Options	Share options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2011	406,425	$13.22
Exercised	(180,816)	11.29
Expired	(8,761)	5.01

Outstanding, vested and exercisable at December 31, 2011	216,848	$15.16	1.3	$2,720

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $3.1 million, $9.1 million and $5.9 million, respectively. The total fair value of options that vested during the years ended December 31, 2011 and 2010 was not material. The total fair value of options that vested during the year ended December 31, 2009, was $2.3 million. All outstanding options granted by the Company had a fair market value assigned at grant date based on the use of the Black-Scholes option pricing model. The assumptions used in the valuation of options are the same as described in the stock appreciation rights section below.

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

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

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

A summary of unvested restricted stock awards as of December 31, 2011, and changes during the year then ended, is as follows:

Unvested restricted stock awards	Restricted stock awards	Weighted average grant-date fair value
Unvested at January 1, 2011	1,151,775	$22.45
Granted	502,426	27.98
Vested	(453,734)	21.89
Forfeited	(120,537)	22.73

Unvested at December 31, 2011	1,079,930	$25.22

As of December 31, 2011, the number and intrinsic value of restricted stock awards expected to vest was 1,025,842 and $28.4 million, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2011, 2010 and 2009 was $9.9 million, $9.0 million and $9.3 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2011, 2010 and 2009 was $27.98, $26.61 and $21.36, respectively.

Performance-based restricted stock unit awards

The Company has also granted restricted stock units subject to certain restrictions under the 2008 Equity Plan. Restricted stock units granted to employees vest in equal annual installments over three years from the grant date subject to meeting certain performance conditions that are based on company and/or market conditions. Restricted stock units granted to the Company’s executive officers and certain members of management are subject to accelerated vesting upon a change in control of the Company as defined in the employees’ retention agreement. The fair market value of the stock at the time of the grant is amortized on an accelerated basis to expense over the period of vesting. Income tax benefits resulting from the vesting of restricted stock units are recognized in the period the unit is exercised to the extent expense has been recognized. Tax benefits associated with stock-based compensation in excess of the related book expense recorded are credited to additional paid-in capital within stockholders’ equity.

A summary of unvested restricted stock unit awards as of December 31, 2011 is as follows:

Unvested restricted stock unit awards	Restricted stock unit awards	Weighted average grant-date fair value
Unvested at January 1, 2011	61,891	$22.79
Granted	101,025	26.68
Forfeited	(10,193)	22.79
Vested	(4,811)	22.79

Unvested at December 31, 2011	147,912	$25.44

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

As of December 31, 2011, the number and intrinsic value of restricted stock units expected to vest was 145,797 and $4.0 million, respectively.

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

A summary of SARs as of December 31, 2011, and changes during the year then ended, is as follows:

Stock appreciation rights	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2011	2,417,658	$23.53
Granted	559,549	28.10
Exercised	(482,366)	24.37
Forfeited	(189,792)	23.39

Outstanding at December 31, 2011	2,305,049	$24.47	5.25	$7,678

Unvested and expected to vest at December 31, 2011	1,324,707	$25.67	5.91	$3,028

Vested and exercisable at December 31, 2011	933,927	$22.72	4.27	$4,650

The total intrinsic value of SARs exercised during the year ended December 31, 2011 and 2010 was $2.2 million and $1.4 million, respectively. There were no SARs exercises prior to 2009. The total fair value of SARs that vested during the year ended December 31, 2011, 2010 and 2009 was $3.6 million, $3.6 million and $3.1 million, respectively. The weighted average grant date fair value of SARs granted for the years ended December 31, 2011, 2010 and 2009 was $8.10, $7.17 and $7.38, respectively. All outstanding SARs granted by the Company had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in the Black-Scholes option pricing model for SARs granted in 2011, 2010 and 2009 are as follows:

	Years ended December 31,
	2011	2010	2009
Volatility	41% to 42%	40% to 42%	45%
Dividend yield	1.7% to 1.8%	1.6% to 1.8%	1.7%
Risk-free interest rate	0.6% to 1.9%	0.9% to 1.9%	1.8%
Expected SAR life in years	4	4	4

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

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

13.	Stockholders’ equity

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

The following table provides information with respect to quarterly dividends paid on common stock during the year ended December 31, 2011:

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2011	$0.12	February 28	March 15
May 2011	$0.12	May 27	June 15
August 2011	$0.12	August 26	September 15
November 2011	$0.12	November 28	December 15

On February 22, 2012, the Company’s Board of Directors declared a first quarter dividend of $0.12 per share payable on March 15, 2012 to stockholders of record on March 5, 2012.

Stock repurchase program

The Company has a repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. The program does not have an expiration date. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors.

The Company accounts for purchases of treasury stock under the cost method. The remaining amount available to purchase stock under the stock repurchase program was $50.0 million as of December 31, 2011.

14.	Employee profit-sharing plan

The Company has a 401(k) profit-sharing plan (the 401K Plan) covering substantially all employees. Employees can contribute between 1% and 30% of their salaries in 2011, 2010 and 2009, and the Company matches 50% of

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at the Company’s discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2011, 2010 and 2009 were $4.0 million, $3.5 million and $3.4 million, respectively. There was no discretionary contribution by the Company to the 401K Plan in 2011, 2010 and 2009.

15.	Segment information

As of December 31, 2011, the Company’s reportable segments were as follows: the ECBU, the GMBU, the IBU, and Target Analytics. Following is a description of each reportable segment:

•	The ECBU is focused on marketing, sales, delivery and support to large and/or strategic customers, named prospects and customers in North America.

•	The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America.

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America.

•	Target Analytics is focused on marketing, sales and delivery of analytics services to all prospects and customers in North America.

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

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

The Company has recast its segment disclosures for 2010 and 2009 to present the reportable segments on a consistent basis with the current year. Summarized reportable segment financial results for the year ended December 31, 2011, 2010 and 2009 were as follows:

	Years ended December 31,
(in thousands)	2011	2010	2009
Revenue by segment:
ECBU	$119,025	$98,800	$89,180
GMBU	171,965	159,839	155,412
IBU	33,298	27,147	27,014
Target Analytics	37,262	33,306	31,542
Other(1)	9,318	7,473	6,322

Total revenue	$370,868	$326,565	$309,470

Segment operating income(2):
ECBU	45,786	43,267	38,706
GMBU	102,239	93,177	93,264
IBU	5,956	6,039	7,242
Target Analytics	18,375	16,465	15,146
Other(1)	6,642	4,002	3,263

	178,998	162,950	157,621
Less:
Corporate unallocated costs(3)	105,608	96,735	92,835
Stock-based compensation costs	14,884	13,059	12,410
Amortization expense	7,578	7,132	7,204
Interest expense (income), net	17	(10)	325
Other (income) expense, net	(346)	98	(220)

Income before provision for income taxes	$51,257	$45,936	$45,067
(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.
(2)	Segment operating income includes direct, controllable costs related to the sale of products and services by the reportable segment, except for IBU, which includes operating costs from our foreign locations such as sales, marketing, general, administrative, depreciation, facilities and IT support costs.
(3)	Corporate costs include research and development, data center operating costs, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

The Company also derives a portion of its revenue from its foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable, long-lived assets by geographic region based on the location of the assets.

(in thousands)	United States	Canada	Europe	Pacific	Total
Revenue from external customers:
2011	$317,305	$21,725	$21,162	$10,676	$370,868
2010	282,450	17,862	19,251	7,002	326,565
2009	269,720	13,793	20,506	5,451	309,470
Property and equipment:
December 31, 2011	$33,255	$106	$772	$264	$34,397
December 31, 2010	22,138	49	581	195	22,963

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

It is impractical for the Company to identify its revenues by product category.

16.	Quarterly results (unaudited)

	March 31, 2011			June 30, 2011
(in thousands, except per share data)	As previously reported (1)	Adjustment	As revised	As previously reported (1)	Adjustment	As revised
Total revenue	$87,274	$(646)	$86,628	$93,402	$380	$93,782
Gross profit	51,034	(547)	50,487	54,276	218	54,494
Income from operations	10,288	(480)	9,808	13,774	713	14,487
Income before provision for income taxes	10,366	(480)	9,886	13,975	713	14,688
Net income	7,584	(291)	7,293	8,928	434	9,362
Earnings per share
Basic	$0.17	$0.00	$0.17	$0.21	$0.01	$0.22
Diluted	$0.17	$0.00	$0.17	$0.20	$0.01	$0.21

	September 30, 2011			December 31, 2011
(in thousands, except per share data)	As previously reported (1)	Adjustment	As revised			As reported
Total revenue	$95,531	$(118)	$95,413			$95,045
Gross profit	55,862	(140)	55,722			52,971
Income from operations	15,683	351	16,034			10,599
Income before provision for income taxes	15,572	351	15,923			10,760
Net income	9,761	453	10,214			6,351
Earnings per share
Basic	$0.22	$0.01	$0.23			$0.15
Diluted	$0.22	$0.01	$0.23			$0.14

	March 31, 2010			June 30, 2010
(in thousands, except per share data)	As previously reported (1)	Adjustment	As revised	As previously reported (1)	Adjustment	As revised
Total revenue	$76,239	$298	$76,537	$80,671	$139	$80,810
Gross profit	45,593	111	45,704	48,985	135	49,120
Income from operations	9,668	(124)	9,544	11,155	983	12,138
Income before provision for income taxes	9,645	(124)	9,521	10,914	983	11,897
Net income	5,952	(67)	5,885	6,790	587	7,377
Earnings per share
Basic	$0.14	$0.00	$0.14	$0.16	$0.01	$0.17
Diluted	$0.13	$0.00	$0.13	$0.15	$0.02	$0.17

Blackbaud, Inc.

Notes to consolidated financial statements—(Continued)

	September 30, 2010			December 31, 2010
(in thousands, except per share data)	As previously reported (1)	Adjustment	As revised	As previously reported (1)	Adjustment	As revised
Total revenue	$83,226	$224	$83,450	$86,958	$(1,190)	$85,768
Gross profit	49,951	281	50,232	50,750	(1,380)	49,370
Income from operations	13,126	294	13,420	12,348	(1,426)	10,922
Income before provision for income taxes	13,155	294	13,449	12,466	(1,397)	11,069
Net income	8,519	165	8,684	8,544	(1,303)	7,241
Earnings per share
Basic	$0.20	$0.00	$0.20	$0.20	($0.03)	$0.17
Diluted	$0.20	$0.00	$0.20	$0.20	($0.03)	$0.17

(1)	See Revision of prior period financial statements discussed in Note 1.

Earnings per common share are computed independently for each of the periods presented and, therefore, may not add up to the total for the year. The results of operations of acquired companies are included in the consolidated results of operations from the date of their respective acquisition as described in Note 3.

17.	Subsequent events

Proposed Convio acquisition

On January 16, 2012, the Company entered into an Agreement and Plan of Merger with Convio, Inc. (Convio), a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations to more effectively raise funds, advocate for change and cultivate relationships. Under the terms of the agreement, the Company will acquire all of the outstanding shares of common stock of Convio for $16.00 per share, representing a premium of 49% compared to Convio’s closing price prior to the announcement of the proposed acquisition and an enterprise value of approximately $275.0 million (based on dilutive shares). The Company will finance the deal through a combination of cash and debt.

Amended and restated credit facility

The Company amended and restated its credit facility to a $325.0 million five-year credit facility on February 9, 2012. The credit facility includes the following facilities: a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans, and a delayed draw term loan. The credit facility is secured by the stock and limited liability company interests of certain subsidiaries that were pledged as part of the closing. Amounts outstanding under the credit facility will be guaranteed by material domestic subsidiaries of the Company, if any. In connection with the amended credit facility, the Company incurred $2.4 million of financing costs.