Form 10-Q
period 2012-03-31
BLACKBAUD INC
filed 2012-05-08
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2012

or

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

The number of shares of the registrant’s Common Stock outstanding as of April 23, 2012 was 45,134,984.

BLACKBAUD, INC.

PART I- FINANCIAL INFORMATION

Item 1.	Financial statements

Blackbaud, Inc.

Consolidated balance sheets

(Unaudited)

(in thousands, except share amounts)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$45,967	$52,520
Donor restricted cash	20,891	40,205
Accounts receivable, net of allowance of $3,950 and $3,913 at March 31, 2012 and December 31, 2011, respectively	63,486	62,656
Prepaid expenses and other current assets	32,401	31,016
Deferred tax asset, current portion	1,560	1,551

Total current assets	164,305	187,948
Property and equipment, net	34,773	34,397
Deferred tax asset	28,552	29,376
Goodwill	90,216	90,122
Intangible assets, net	42,818	44,660
Other assets	8,526	6,087

Total assets	$369,190	$392,590

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	12,194	13,464
Accrued expenses and other current liabilities	27,840	32,707
Donations payable	20,891	40,205
Deferred revenue, current portion	152,708	153,665

Total current liabilities	213,633	240,041
Deferred revenue	9,443	9,772
Other liabilities	2,357	2,775

Total liabilities	225,433	252,588

Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized, 54,205,775 and 53,959,532 shares issued at March 31, 2012 and December 31, 2011, respectively	54	54
Additional paid-in capital	182,498	175,401
Treasury stock, at cost; 9,050,125 and 9,019,824 shares at March 31, 2012 and December 31, 2011, respectively	(167,205)	(166,226)
Accumulated other comprehensive loss	(869)	(1,148)
Retained earnings	129,279	131,921

Total stockholders’ equity	143,757	140,002

Total liabilities and stockholders’ equity	$369,190	$392,590

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of comprehensive income

(Unaudited)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2012	2011
Revenue
License fees	$7,168	$4,551
Subscriptions	28,062	23,917
Services	23,958	24,979
Maintenance	33,566	31,833
Other revenue	1,952	1,348

Total revenue	94,706	86,628

Cost of revenue
Cost of license fees	613	720
Cost of subscriptions	12,974	9,162
Cost of services	20,042	18,874
Cost of maintenance	5,977	6,251
Cost of other revenue	1,469	1,134

Total cost of revenue	41,075	36,141

Gross profit	53,631	50,487

Operating expenses
Sales and marketing	20,377	19,278
Research and development	13,304	11,966
General and administrative	14,501	9,202
Amortization	197	233

Total operating expenses	48,379	40,679

Income from operations	5,252	9,808
Interest income	47	33
Interest expense	(191)	(24)
Other (expense) income, net	(308)	69

Income before provision for income taxes	4,800	9,886
Income tax provision	2,041	2,593

Net income	$2,759	$7,293

Earnings per share
Basic	$0.06	$0.17
Diluted	$0.06	$0.17

Common shares and equivalents outstanding
Basic weighted average shares	43,944,459	43,352,216
Diluted weighted average shares	44,613,256	43,916,657
Dividends per share	$0.12	$0.12

Other comprehensive income
Foreign currency translation adjustment	279	256

Comprehensive income	$3,038	$7,549

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of cash flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities
Net income	$2,759	$7,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,816	4,048
Provision for doubtful accounts and sales returns	1,117	1,124
Stock-based compensation expense	3,836	3,796
Excess tax benefits from stock-based compensation	(310)	(193)
Deferred taxes	967	1,076
Gain on sale of assets	-	(549)
Other non-cash adjustments	(555)	(12)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	(1,686)	9,148
Prepaid expenses and other assets	(1,754)	6,889
Trade accounts payable	1,739	(1,677)
Accrued expenses and other liabilities	(5,253)	(7,067)
Donor restricted cash	19,361	1,527
Donations payable	(19,361)	(1,527)
Deferred revenue	(1,691)	(6,365)

Net cash provided by operating activities	3,985	17,511

Cash flows from investing activities
Purchase of property and equipment	(6,297)	(1,073)
Purchase of net assets of acquired companies, net of cash acquired	-	(16,475)
Proceeds from sale of assets	-	600

Net cash used in investing activities	(6,297)	(16,948)

Cash flows from financing activities
Dividend payments to stockholders	(5,409)	(5,336)
Proceeds from exercise of stock options	2,959	316
Excess tax benefits from stock-based compensation	310	193
Payments of deferred financing costs	(2,440)	-
Payments on capital lease obligations	-	(14)

Net cash used in financing activities	(4,580)	(4,841)

Effect of exchange rate on cash and cash equivalents	339	429

Net decrease in cash and cash equivalents	(6,553)	(3,849)
Cash and cash equivalents, beginning of period	52,520	28,004

Cash and cash equivalents, end of period	$45,967	$24,155

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Consolidated statements of stockholders’ equity

(Unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in Capital	Treasury Stock	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2010	53,316,280	$53	$158,372	$(161,186)	$(812)	$120,042	$116,469
Net income	-	-	-	-	-	33,220	33,220
Payment of dividends	-	-	-	-	-	(21,429)	(21,429)
Exercise of stock options, stock appreciation rights and restricted stock units	262,428	1	2,040	-	-	-	2,041
Surrender of 176,942 shares upon restricted stock vesting and exercise of stock appreciation rights	-	-	-	(5,040)	-	-	(5,040)
Tax impact of exercise of equity-based compensation	-	-	193	-	-	-	193
Stock-based compensation	-	-	14,796	-	-	88	14,884
Restricted stock grants	502,426	-	-	-	-	-	-
Restricted stock cancellations	(121,602)	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	(336)	-	(336)

Balance at December 31, 2011	53,959,532	$54	$175,401	$(166,226)	$(1,148)	$131,921	$140,002

Net income	-	-	-	-	-	2,759	2,759
Payment of dividends	-	-	-	-	-	(5,409)	(5,409)
Exercise of stock options, stock appreciation rights and restricted stock units	260,982	-	2,959	-	-	-	2,959
Surrender of 30,301 shares upon restricted stock vesting and exercise of stock appreciation rights	-	-	-	(979)	-	-	(979)
Tax impact of exercise of equity-based compensation	-	-	310	-	-	-	310
Stock-based compensation	-	-	3,828	-	-	8	3,836
Restricted stock grants	1,962	-	-	-	-	-	-
Restricted stock cancellations	(16,701)	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	279	-	279

Balance at March 31, 2012	54,205,775	$54	$182,498	$(167,205)	$(869)	$129,279	$143,757

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

1. Organization

We provide on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of March 31, 2012, we had over 26,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

2. Summary of significant accounting policies

Unaudited interim consolidated financial statements

The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity for the periods presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 and other forms filed with the SEC from time to time.

Basis of consolidation

The consolidated financial statements include the accounts of the Blackbaud, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include revenue recognition, the allowance for sales returns and doubtful accounts, deferred sales commissions and professional services costs, valuation of long-lived and intangible assets and goodwill, stock-based compensation, the provision for income taxes and valuation of deferred tax assets. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could materially differ from these estimates.

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

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

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

We sell software licenses with maintenance, varying levels of professional services and, in certain instances, with hosting services. We allocate revenue to each of the elements in these arrangements using the residual method under which we first allocate revenue to the undelivered elements, typically the non-software license components, based on objective evidence of the fair value of the various elements. We determined the fair value of the various elements using different methods. Fair value for maintenance services associated with software licenses is based upon renewal rates stated in the agreements with customers, which vary according to the level of support service provided under the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis. Any remaining revenue is allocated to the delivered elements which is normally the software license in the arrangement.

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

We make certain of our software products available for use in hosted application arrangements without licensing perpetual rights to the software (hosted applications). Revenue from hosted applications is recognized over the subscription service period, which generally ranges from one to three years, upon deployment and use of the hosted application. Any revenue related to upfront activation, set-up or implementation fees is recognized ratably over the estimated period that the customer benefits from the related hosted application. Direct and incremental costs relating to activation, set-up and implementation for hosted applications are capitalized until the hosted application is deployed and in use, and then expensed over the estimated period that the customer benefits from the related hosted application.

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

We recognize analytic services revenue from donor prospect research engagements, the sale of lists of potential donors, benchmarking studies and data modeling service engagements upon delivery. In arrangements where we provide customers the right to updates to the lists during the contract period, revenue is recognized ratably over the contract period.

We sell training at a fixed rate for each specific class at a per attendee price or at a packaged price for several attendees, and recognize the related revenue only upon the customer attending and completing training. Additionally, we sell fixed-rate programs, which permit customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions, and revenue is recognized ratably over this contract period.

Maintenance

We recognize revenue from maintenance services ratably over the contract term, typically one year. Maintenance contracts are at rates that vary according to the level of the maintenance program and are generally renewable annually. Maintenance contracts also include the right to unspecified product upgrades on an if-and-when available basis. Certain support services are sold in prepaid units of time and recognized as revenue upon their usage.

Deferred revenue

To the extent that our customers are billed for the above described services in advance of delivery, we record such amounts in deferred revenue.

Goodwill

The change in goodwill for each reportable segment during the three months ended March 31, 2012 consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Target Analytics	Other	Total
Balance at December 31, 2011	$23,023	$26,437	$5,389	$33,177	$2,096	$90,122
Effect of foreign currency translation	-	-	94	-	-	94

Balance at March 31, 2012	$23,023	$26,437	$5,483	$33,177	$2,096	$90,216

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Amortization expense

Amortization expense related to finite-lived intangible assets acquired in business combinations is allocated to cost of revenue on the consolidated statements of comprehensive income based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
(in thousands)	2012	2011
Included in cost of revenue:
Cost of license fees	$123	$165
Cost of subscriptions	982	801
Cost of services	411	387
Cost of maintenance	244	252
Cost of other revenue	19	18

Total included in cost of revenue	1,779	1,623
Included in operating expenses	197	233

Total	$1,976	$1,856

Recently adopted accounting pronouncements

Effective January 1, 2012, we adopted ASU 2011-05, which (1) eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity and (2) requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements. We have presented each component of net income and OCI in a single continuous statement.

3. Business combinations

Public Interest Data

In February 2011, we acquired all of the outstanding stock of Public Interest Data, LLC (PIDI), a privately held limited liability company based in Virginia, for $16.6 million in cash. The acquisition of PIDI provided us additional capabilities in the area of donor acquisition list analytics and should enhance our database management services offerings. The additional capabilities include the established process for delivering list analytic and data management services as well as the associated experienced workforce and technology. The results of operations for PIDI are included in our consolidated financial statements from the date of acquisition.

In addition to the consideration paid at closing, we might be required to pay up to a maximum of $2.5 million in additional cash consideration if PIDI meets revenue targets over the two years subsequent to the acquisition. A liability of $1.4 million was initially recognized for the estimated contingent consideration that will be paid based on a probability-weighted discounted cash flow valuation technique. We recognized $0.6 million of income, as a result of the change in the estimated fair value of the contingent consideration liability during the three months ended March 31, 2012. This amount was recorded as a reduction of general and administrative expense.

Pro forma results of operations for PIDI have not been presented because the results of PIDI are not material to our consolidated financial results.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

4. Earnings per share

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2012	2011
Numerator:
Net income, as reported	$2,759	$7,293
Denominator:
Weighted average common shares	43,944,459	43,352,216
Add effect of dilutive securities:
Employee equity-based compensation	668,797	564,441
Weighted average common shares assuming dilution	44,613,256	43,916,657

Earnings per share:
Basic	$0.06	$0.17
Diluted	$0.06	$0.17

The following shares and potential shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2012	2011
Shares excluded from calculations of diluted EPS	114,563	339,263

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Deferred sales commissions	$16,746	$16,452
Prepaid software maintenance and royalties	5,654	7,007
Deferred professional services costs	3,423	3,098
Taxes, prepaid and receivable	2,364	343
Other	4,214	4,116

Total prepaid expenses and other current assets	$32,401	$31,016

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Taxes payable	$5,286	$4,384
Accrued commissions and salaries	5,020	6,475
Accrued bonuses	4,264	9,832
Customer credit balances	3,965	3,762
Accrued accounting and legal fees	2,905	1,490
Accrued royalties	1,274	1,418
Accrued health care costs	1,061	996
Other	4,065	4,350

Total accrued expenses and other current liabilities	$27,840	$32,707

7. Debt

Credit facility

In February 2012, we amended and restated our credit facility to a $325.0 million five-year credit facility. The credit facility includes the following facilities: a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans, and a delayed draw term loan. The credit facility is secured by the stock and limited liability company interests of certain subsidiaries that were pledged as part of the closing. Amounts outstanding under the credit facility will be guaranteed by our material domestic subsidiaries, if any. At March 31, 2012, there were no outstanding borrowings under the credit facility.

Amounts borrowed under the dollar tranche revolving credit loans and delayed draw term loans under the credit facility bear interest at a rate per annum equal to, at our option, (a) a base rate equal to the highest of (i) the prime rate, (ii) federal funds rate plus 0.5% and (iii) one month LIBOR plus 1% (Base Rate), in addition to a margin of 0.25% to 1.25% (Base Rate Loans), or (b) the LIBOR rate plus a margin of 1.25% to 2.25% (LIBOR Loans). Swingline loans bear interest at a rate per annum equal to the Base Rate plus a margin of 0.25% to 1.25% or such other rate agreed to between the Swingline lender and us. Designated currency tranche revolving credit loans bear interest at a rate per annum equal to the LIBOR rate plus a margin of 1.25% to 2.25%. The exact amount of any margin depends on the nature of the loan and our leverage ratio at the time of the borrowing.

We also pay a quarterly commitment fee on the unused portion of the revolving credit facility from 0.20% to 0.35% per annum, depending on our leverage ratio. At March 31, 2012, the commitment fee was 0.35%.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Under the credit facility, we have the ability to choose either Base Rate Loans or LIBOR Loans. Base rate borrowings mature in February 2017. LIBOR Loans can be one, two, three or six month maturities (or, if agreed to by the applicable lenders, nine or twelve months), and we have the ability to extend the maturity of these loans by rolling them at their maturity into new loans with the same or longer maturities. We evaluate the classification of our debt based on the maturity of individual borrowings and any roll-over of borrowings subsequent to the balance sheet date, but prior to issuance of the consolidated financial statements.

Deferred financing costs

In connection with our credit facility entered into in February 2012, we paid $2.4 million of financing costs, which is being amortized over the term of the new facility. As of March 31, 2012 and December 31, 2011, deferred financing costs totaling $3.0 million and $0.8 million, respectively, are included in other assets on the consolidated balance sheet.

8. Commitments and contingencies

Leases

We lease our headquarters facility under a 15-year lease agreement which was entered into in October 2008, and has two five-year renewal options. The annual base rent of the lease is $3.6 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse us an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. Rent expense was reduced by $66,700 related to this lease provision during each of the three month periods ended March 31, 2012 and 2011, respectively. The $4.0 million leasehold improvement allowance has been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.

Additionally, we have subleased a portion of our facilities under various agreements extending through 2014. Under these agreements, rent expense was reduced by $0.1 million for each of the three month periods ended March 31, 2012 and 2011, respectively. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $0.3 million for each of 2012 and 2013, respectively; the amount in 2014 is immaterial. No minimum aggregate sublease commitments exist after 2014. We have also received, and expect to receive through 2016, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.5 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. Total rent expense was $4.8 million and $3.9 million for the three months ended March 31, 2012 and 2011, respectively.

Additionally, we lease various office space and equipment under operating leases. We also have various non-cancelable capital leases for computer equipment and furniture that are not significant.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

As of March 31, 2012, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31, (in thousands)	Operating leases
2012 – remaining	$4,830
2013	5,506
2014	5,467
2015	5,025
2016	4,236
Thereafter	33,277

Total minimum lease payments	$58,341

Other commitments

We utilize third-party relationships in conjunction with our products, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. As of March 31, 2012, the remaining aggregate minimum purchase commitment under these arrangements is approximately $6.8 million through 2013. We incurred expense under these arrangements of $1.6 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively.

Legal contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not believe the amount of potential liability with respect to these actions will have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

9. Income taxes

We calculated the provision for income taxes for the three months ended March 31, 2012 using the 2012 projected annual effective tax rate of 42.6%, which excludes period-specific items. Our effective tax rate, including the effects of period-specific events, was as follows:

	Three months ended March 31,
	2012	2011
Effective tax rate	42.5%	26.2%

There were no material period-specific items recorded in the three months ended March 31, 2012. Period-specific items recorded in the three months ended March 31, 2011 included a decrease of $1.0 million in the valuation allowance for certain state net operating loss carryforwards, which reduced income tax expense. The increase in our effective tax rate during the three months ended March 31, 2012 compared the same period in 2011 was a result of a decrease in the availability of research and development tax credits and because certain acquisition-related costs incurred in 2012 are non-deductible.

We have deferred tax assets for, among other items, federal net operating loss carryforwards, state net operating loss carryforwards, and state tax credits. A portion of the state net operating loss carryforwards and state tax credits have a valuation reserve due to the uncertainty of realizing such carryforwards and credits in the future. Additionally, we have a valuation allowance for certain state deferred tax assets.

We recorded net excess tax benefits on stock option and stock appreciation right exercises and restricted stock vesting of $0.3 million and $0.2 million in stockholders’ equity during the three months ended March 31, 2012 and 2011, respectively.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $1.8 million at March 31, 2012. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties was not material to the consolidated balance sheet as of March 31, 2012 or December 31, 2011, or to the consolidated statements of comprehensive income for the three months ended March 31, 2012 or 2011.

We have taken positions in certain taxing jurisdictions related to state nexus issues for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease was not material at March 31, 2012.

It continues to be our intention to indefinitely reinvest undistributed foreign earnings. Accordingly, no deferred tax liability has been recorded in connection with the undistributed foreign earnings. It is not practicable for us to determine the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries.

10. Stock-based compensation

During the three months ended March 31, 2012, we issued 1,962 shares of restricted stock with an aggregate grant date fair value of approximately $64,000. No stock options, stock appreciation rights or performance-based restricted stock units were issued in the three months ended March 31, 2012.

Stock-based compensation expense is allocated to expense categories on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
(in thousands)	2012	2011
Included in cost of revenue:
Cost of subscriptions	$181	$102
Cost of services	492	457
Cost of maintenance	111	242

Total included in cost of revenue	784	801
Included in operating expenses:
Sales and marketing	417	357
Research and development	651	843
General and administrative	1,984	1,795

Total included in operating expenses	3,052	2,995

Total	$3,836	$3,796

11. Stockholders’ equity

Dividends

In February 2012, our Board of Directors approved an annual dividend of $0.48 per share and declared its first quarter dividend of $0.12 per share, which was paid on March 15, 2012 to stockholders of record on March 5, 2012.

In May 2012, our Board of Directors declared a second quarter dividend of $0.12 per share payable on June 15, 2012 to stockholders of record on May 25, 2012.

12. Segment information

As of March 31, 2012, our reportable segments were as follows: the ECBU, the GMBU, the IBU, and Target Analytics. Following is a description of each reportable segment:

•	The ECBU is focused on marketing, sales, delivery and support to large and/or strategic, specifically identified named prospects and customers in North America.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

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

Our chief operating decision maker is our chief executive officer, or CEO. The CEO reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. The CEO uses internal financial reports that provide segment revenues and operating income, excluding stock-based compensation expense, amortization expense, depreciation expense, research and development expense and certain corporate sales, marketing, general and administrative expenses. The CEO believes that the exclusion of these costs allows for a better understanding of the operating performance of the operating units and management of other operating expenses and cash needs. The CEO does not review any segment balance sheet information.

We have recast our segment disclosures for the three months ended March 31, 2011 to present the reportable segments on a consistent basis with the current year. Summarized reportable segment financial results for the three months ended March 31, 2012 and 2011 were as follows:

(in thousands)	Three months ended March 31,
	2012	2011
Revenue by segment:
ECBU	$33,841	$29,192
GMBU	43,831	41,811
IBU	8,670	7,307
Target Analytics	8,364	8,249
Other(1)	-	69

Total revenue	$94,706	$86,628

Segment operating income(2):
ECBU	14,901	11,755
GMBU	25,195	23,492
IBU	852	1,556
Target Analytics	3,275	3,652
Other(1)	240	182

	44,463	40,637
Less:
Corporate unallocated costs(3)	33,399	25,177
Stock based compensation costs	3,836	3,796
Amortization expense	1,976	1,856
Interest expense (income), net	144	(9)
Other expense (income), net	308	(69)

Income before provision for income taxes	$4,800	$9,886

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.
(2)	Segment operating income includes direct, controllable costs related to the sale of products and services by the reportable segment, except for IBU, which includes operating costs from our foreign locations such as sales, marketing, general, administrative, depreciation and facilities costs.
(3)	Corporate costs include research and development, data center operating costs, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

13. Revision of prior period financial statements

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2011, we identified prior period errors related principally to revenue recognition, accounting for income taxes and the capitalization of software development costs during the three months ended December 31, 2011. These errors impacted reporting periods beginning in the year ended December 31, 2006 and subsequent periods through September 30, 2011.

We concluded these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the cumulative error would have been material in the year ended December 31, 2011, if the entire correction was recorded in the fourth quarter of 2011. As such, the revisions for these corrections to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. In addition to recording these correcting adjustments, we recorded other adjustments to prior period amounts to correct other immaterial out-of-period adjustments, including those that had been previously disclosed. The consolidated statement of stockholders’ equity was revised to reflect the cumulative effect of these adjustments resulting in a decrease to additional paid-in capital of $0.1 million, a decrease to accumulated other comprehensive income of $0.3 million and a decrease to retained earnings of $6.2 million as of December 31, 2010.

The prior period financial statements included in this filing have been revised to reflect the corrections of these errors, the effects of which have been provided in summarized format below.

Revised consolidated statements of comprehensive income amounts

	Three months ended March 31, 2011
(in millions, except share and per share amounts)	As previously reported	Adjustment	As revised
Revenue
License fees	$4.6	$-	$4.6
Subscriptions	25.5	(1.6)	23.9
Services	24.0	1.0	25.0
Maintenance	31.8	-	31.8
Other revenue	1.3	-	1.3

Total revenue	87.2	(0.6)	86.6
Cost of revenue
Cost of services	19.0	(0.1)	18.9

Total cost of revenue	36.2	(0.1)	36.1

Gross profit	51.0	(0.5)	50.5

Operating expenses
Sales and marketing	19.3	-	19.3
Research and development	12.0	-	12.0

Total operating expenses	40.7	-	40.7

Income from operations	10.3	(0.5)	9.8

Income before provision for income taxes	10.4	(0.5)	9.9
Income tax provision	2.8	(0.2)	2.6

Net income	7.6	(0.3)	7.3

Earnings per share
Basic	$0.17	$-	$0.17
Diluted	$0.17	$-	$0.17

Other comprehensive income
Foreign currency translation adjustment	-	0.3	0.3

Comprehensive income	7.6	-	7.6

Blackbaud, Inc.

Notes to consolidated financial statements

(Unaudited)

Revised consolidated statements of cash flow amounts

	Three months ended March 31, 2011
(in millions)	As previously reported	Adjustment	As revised
Net income	$7.6	$(0.3)	$7.3
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	0.4	0.7	1.1
Gain on sale of assets	-	(0.5)	(0.5)
Other non-cash adjustments	(0.6)	0.6	-
Changes in assets and liabilities, net of acquisition of businesses:
Prepaid expenses and other assets	7.2	(0.3)	6.9
Trade accounts payable	(1.6)	(0.1)	(1.7)
Accrued expenses and other current liabilities	(6.4)	(0.7)	(7.1)
Deferred revenue	(7.0)	0.6	(6.4)
Net cash provided by operating activities	17.5	-	17.5
Net cash used in investing activities	(16.9)	-	(16.9)
Net cash used in financing activities	(4.8)	-	(4.8)

14. Subsequent events

Convio acquisition

On May 4, 2012, we completed the acquisition of Convio, Inc. (Convio) pursuant to the Agreement and Plan of Merger dated January 16, 2012. Convio is a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations to more effectively raise funds, advocate for change and cultivate relationships. The acquisition of Convio expands our subscription and online offerings and accelerates our evolution to a subscription-based revenue model. We acquired Convio through a tender offer paying $16.00 per share for a total of approximately $308.0 million in cash consideration to close the tender offer. Additionally, we are obligated to pay additional consideration of approximately $17.0 million for shares of Convio common stock that were not previously tendered, and vested, unexercised options to purchase Convio common stock. We also paid approximately $9.7 million in third-party fees associated with consummation of the acquisition. As a result of the acquisition, Convio has become a wholly-owned subsidiary of ours. We will include the operating results of Convio in our consolidated financial statements from the date of acquisition. During the three months ended March 31, 2012, we incurred $2.2 million of acquisition-related costs associated with the acquisition of Convio which were recorded in general and administrative expense. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.

We financed the acquisition of Convio through cash on hand and borrowings of $295.0 million under our credit facility that we amended in February 2012. In connection with closing the Convio acquisition, we designated Convio as a material domestic subsidiary under our credit facility. As a material domestic subsidiary, Convio guarantees amounts outstanding under the credit facility and pledges certain stock of its subsidiaries.

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

Executive summary

We provide on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of March 31, 2012, we had over 26,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.

We derive revenue from selling perpetual licenses or charging for the use of our software products in a hosted environment and providing a broad offering of services, including consulting, training, installation and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation are generally not essential to the functionality of our software products and are sold separately. Furthermore, we derive revenue from providing hosting services, performing donor prospect research engagements, selling lists of potential donors, and providing benchmarking studies and data modeling services.

Overall, revenue in the first quarter of 2012 increased 9% compared to the same period in 2011. The increase was principally the result of growth in our subscriptions revenue. We continue to experience an increase in demand for our online fundraising and data management offerings as our business shifts towards hosted solutions. Additionally, the revenue associated with our core perpetual license offerings increased during the first quarter of 2012 when compared to the same period in 2011 as a result of an increase in sales of our Blackbaud CRM offering. Maintenance revenue also contributed to the increase in revenue from maintaining high renewal rates, new maintenance contracts associated with new license arrangements and existing client increases. Services revenue decreased primarily as a result of our investment, in the form of non-billable implementation hours, for certain early adopters of our Blackbaud CRM offering during the first quarter of 2012 compared to the same period in 2011.

Income from operations for the first quarter of 2012 decreased by $4.5 million when compared to the same period in 2011. The decrease in income from operations is primarily attributable to: (1) a $2.4 million increase in professional fees associated with consulting and other service providers engaged in our business optimization efforts and the re-engineering of our accounting processes; (2) an increase in acquisition-related costs of $1.2 million in connection with our acquisition of Convio; and (3) an increase in hosting costs due to additional hosting capacity required as a result of the growth in demand for our hosting and other online services.

We ended the first quarter of 2012 with cash and cash equivalents totaling $46.0 million and no outstanding borrowings on our credit facility. During the first three months of 2012, we generated $4.0 million in cash flow from operations, paid $5.4 million in dividends and used $6.3 million to purchase computer equipment and software.

During the first quarter of 2012, we experienced overall growth in revenue. However, we continue to believe the pace and impact of economic recovery on the nonprofit market remains uncertain. We expect that our operating environment will continue to be challenging for the remainder of 2012 as existing and prospective customers remain cautious in their expenditure decisions. Notwithstanding these conditions, we remain focused on execution of our key growth initiatives and strengthening our leadership position, while achieving our targeted level of profitability.

We also plan to continue to invest in our back office processes, the infrastructure that supports our subscription-based offerings and certain product development initiatives to achieve optimal scalability of our operations as we execute on our key growth initiatives.

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Convio acquisition

On May 4, 2012, we completed the acquisition of Convio, Inc. (Convio) pursuant to the Agreement and Plan of Merger dated January 16, 2012. Convio is a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations to more effectively raise funds, advocate for change and cultivate relationships. The acquisition of Convio expands our subscription and online offerings and accelerates our evolution to a subscription-based revenue model. We acquired Convio through a tender offer paying $16.00 per share for a total of approximately $308.0 million in cash consideration to close the tender offer. Additionally, we are obligated to pay additional consideration of approximately $17.0 million for shares of Convio common stock that were not previously tendered, and vested, unexercised options to purchase Convio common stock. We also paid approximately $9.7 million in third-party fees associated with consummation of the acquisition. As a result of the acquisition, Convio has become a wholly-owned subsidiary of ours. We will include the operating results of Convio in our consolidated financial statements from the date of acquisition. During the three months ended March 31, 2012, we incurred $2.2 million of acquisition-related costs associated with the acquisition of Convio which were recorded in general and administrative expense.

We financed the acquisition of Convio through cash on hand and borrowings of $295.0 million under our credit facility that we amended in February 2012. In connection with closing the Convio acquisition, we designated Convio as a material domestic subsidiary under our credit facility. As a material domestic subsidiary, Convio guarantees amounts outstanding under the credit facility and pledges certain stock of its subsidiaries.

Comparison of the three months ended March 31, 2012 and 2011

Results of operations

During the fourth quarter of 2011, we revised previously issued financial statements to correct errors we identified principally related to revenue recognition, accounting for income taxes and the capitalization of software development costs. None of the revisions were material to the periods impacted, as disclosed in Note 13 of the consolidated financial statements included in this quarterly report.

We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing 2012 to 2011. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations due to the inclusion of acquired companies.

Revenue

The table below compares revenue from our statements of operations for the three months ended March 31, 2012 with the same period in 2011.

	Three months ended March 31,
(in millions)	2012	2011	Change	% Change

License fees	$7.2	$4.6	$2.6	57%
Subscriptions	28.1	23.9	4.2	18%
Services	24.0	25.0	(1.0)	(4)%
Maintenance	33.5	31.8	1.7	5%
Other	1.9	1.3	0.6	46%

Total revenue	$94.7	$86.6	$8.1	9%

The increase in revenue is primarily attributable to growth in our subscriptions revenue. The increase in subscriptions revenue is primarily due to an increase in demand for our online fundraising, hosted applications and data management offerings.

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

This increase was driven by the ongoing evolution of our product offerings from a license-based to a subscription-based business model. Although we continue to experience a shift in our emerging and mid-sized customers’ buying preference away from perpetual licenses towards hosted solutions, license revenue increased during the first quarter of 2012 when compared to the same period in 2011 as a result of an increase in sales of our Blackbaud CRM offering to large and/or strategic customers. The increase in maintenance revenue is attributable to new maintenance contracts associated with new license agreements and increases in contracts with existing customers when comparing the first quarter of 2012 to the same period in 2011. These increases are partially offset by a decrease in services revenue which is principally attributable to our investment, in the form of non-billable implementation hours, for certain early adopters of our Blackbaud CRM offering during the first quarter of 2012 compared to the same period in 2011. When removing the impact of revenue from acquired companies, revenue increased by 8% in the first quarter of 2012 when compared to the same period in 2011.

Operating results

License fees

	Three months ended March 31,
(in millions)	2012	2011	Change	% Change

License fees revenue	$7.2	$4.6	$2.6	57%
Cost of license fees	0.6	0.7	(0.1)	(14)%

License fees gross profit	$6.6	$3.9	$2.7	69%

License fees gross margin	92%	85%

We derive revenue from license fees from the sale of our software products, under a perpetual license agreement. We are increasingly experiencing a shift in our emerging and mid-sized customers’ buying preference away from solutions offered under perpetual license arrangements towards subscription-based hosted applications, while our large and/or strategic customers continue to be an area of growth, particularly as it relates to our Blackbaud CRM offering to the higher education verticle. During the first quarter of 2012, revenue from license fees increased primarily due to a greater contribution of revenue from Blackbaud CRM arrangements with upfront revenue recognition when compared to the same period in 2011.

Cost of license fees is principally comprised of third-party software royalties, variable reseller commissions, amortization of software development costs and amortization of intangibles from business combinations. The decrease in cost of license fees in the first quarter of 2012 compared to the same period in 2011 is principally attributable to a decrease in third-party software royalties.

The increase in license fees gross margin in the first quarter 2012 compared to the same period in 2011 is the result of the increase in revenue from Blackbaud CRM arrangements and an increase in revenue from products that do not have associated third-party software royalty costs.

Subscriptions

	Three months ended March 31,
(in millions)	2012	2011	Change	% Change

Subscriptions revenue	$28.1	$23.9	$4.2	18%
Cost of subscriptions	13.0	9.2	3.8	41%

Subscriptions gross profit	$15.1	$14.7	$0.4	3%

Subscriptions gross margin	54%	62%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, and variable transaction fees associated with the use of our products to fundraise online. Revenue from acquired companies contributed $0.8 million to the growth in subscriptions revenue during the first quarter of 2012. The remaining increase in subscriptions revenue is principally attributable to the increase in demand for online fundraising offerings, data management offerings and transaction fees associated with our merchant services. We continue to experience growth in our hosted applications business and are increasingly experiencing a shift in our emerging and mid-sized customers’ buying preference away from perpetual licenses towards subscription based-offerings.

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions in the first quarter of 2012 when compared to the same period in 2011 is principally attributable to increases in human resource costs and hosting costs. Human resource costs increased $1.9 million as a result of an increase in headcount. Headcount increased due to the additional resources hired in the second half of 2011 to support the growth in demand for our online offerings and hosted applications. Hosting costs increased by $1.3 million due to additional hosting capacity required as a result of the growth in demand for our hosting and other online services.

The decrease in subscriptions gross margin in the first quarter of 2012 compared to the same period in 2011 is due to investments we are making in our infrastructure, including additional headcount, expanded facilities and computer equipment to support the growth in our subscription offerings.

Services

	Three months ended March 31,
(in millions)	2012	2011	Change	% Change

Services revenue	$24.0	$25.0	$(1.0)	(4)%
Cost of services	20.0	18.9	1.1	6%

Services gross profit	$4.0	$6.1	$(2.1)	(34)%

Services gross margin	17%	24%

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

The decrease in services revenue in the first quarter of 2012 when compared to the same period in 2011 is principally attributable to a decrease in consulting services revenue of $1.4 million, partially offset by growth in analytic services revenue of $0.1 million and education services revenue of $0.3 million. During the first quarter of 2012, demand for consulting, installation and implementation services associated with our Blackbaud CRM offering and our internet based fundraising offerings remained strong. However, consulting services revenue decreased due to an increase in our investment, in the form of non-billable implementation hours, for certain early adopters of our Blackbaud CRM offering during the first quarter of 2012 compared to the same period in 2011. The rates we charge for our education and analytic service offerings have remained relatively constant year over year and, as such, the change in revenue is principally the result of an increase in the volume of education and analytic services provided.

Cost of services is principally comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. The increase in cost of services in the first quarter of 2012 when compared to the same period in 2011 is primarily attributable to an increase in human resource costs. The increase in human resource costs is principally attributable to the need for additional resource capacity to meet the increasing consulting services demands of our customers.

The services gross margin decreased in the first quarter of 2012 compared to the same period in 2011 primarily as a result of the investment we continue to make, in the form of non-billable implementation hours, for certain early adopters of our Blackbaud CRM offering.

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Maintenance

	Three months ended March 31,
(in millions)	2012	2011	Change	% Change

Maintenance revenue	$33.5	$31.8	$1.7	5%
Cost of maintenance	6.0	6.3	(0.3)	(5)%

Maintenance gross profit	$27.5	$25.5	$2.0	8%

Maintenance gross margin	82%	80%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue in the first quarter of 2012 compared the same period in 2011 is principally comprised of (i) $3.5 million of maintenance from new customers associated with new license agreements and increases in contracts with existing customers and (ii) $1.0 million from maintenance contract inflationary rate adjustments, offset by (iii) $2.7 million from maintenance contracts that were not renewed and reductions in contracts with existing customers.

Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. The decrease in cost of maintenance in the first quarter of 2012 when compared to the same period in 2011 is principally attributable to decreases in human resource costs. Human resource costs supporting maintenance decreased due to a reallocation of our resources to subscriptions support commensurate with the shift in our emerging and mid-sized customers’ buying preference away from solutions offered under perpetual license arrangements towards subscription-based hosted applications.

Other revenue

	Three months ended March 31,
(in millions)	2012	2011	Change	% Change

Other revenue	$1.9	$1.3	$0.6	46%
Cost of other revenue	1.5	1.1	0.4	36%

Other gross profit	$0.4	$0.2	$0.2	100%

Other gross margin	21%	15%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees. Other revenue increased in the first quarter of 2012 when compared to the same period in 2011 primarily due to an increase in revenue from third-party software referral fees and in reimbursement of travel-related expenses associated services revenue.

Cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. In total, cost of other revenue in the first quarter of 2012 when compared to the same period in 2011 increased primarily due to increases in reimbursable expenses related to services provided at customer locations.

Other gross margin increased in the first quarter of 2012 when compared to the same period in 2011 due to an increase in revenue from third-party software referral fees.

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Operating expenses

Sales and marketing

	Three months ended March 31,
(in millions)	2012	2011	Change	% Change

Sales and marketing expense	$20.4	$19.3	$1.1	6%

% of revenue	22%	22%

Sales and marketing expense includes salaries and related human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations and allocated depreciation, facilities and IT support costs. During the first quarter of 2012, sales and marketing expense increased by $1.1 million when compared to the same period in 2011 primarily due to an increase in human resource costs. Human resource costs increased primarily due to an increase in headcount to support the increase in selling and marketing efforts of our growing operations.

Research and development

	Three months ended March 31,
(in millions)	2012	2011	Change	% Change

Research and development expense	$13.3	$12.0	$1.3	11%

% of revenue	14%	14%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products, and allocated depreciation, facilities and IT support costs. The increase in research and development costs during the first quarter of 2012 was primarily due to increased human resource and third-party costs. Human resource and third-party contractor costs have increased as we continue to invest in our product development efforts.

General and administrative

	Three months ended March 31,
(in millions)	2012	2011	Change	% Change

General and administrative expense	$14.5	$9.2	$5.3	58%

% of revenue	15%	11%

General and administrative expense consists primarily of human resource costs for general corporate functions, including senior management, finance, accounting, legal, human resources, corporate development, stock-based compensation expense, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition related expense and other administrative expenses. During the first quarter of 2012, general and administrative expense increased primarily due to $2.4 million increase in professional fees and $1.2 million increase in acquisition-related costs. Professional fees increased primarily due to strategic investments we are making in our business optimization efforts and the re-engineering of our accounting processes. The increase in acquisition-related costs related to the acquisition of Convio. The remaining increase in general and administrative expense is primarily attributable to an increase in human resource costs as a result of an increase in headcount and merit-based salary increases.

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Non-GAAP income from operations

The operating results analyzed below are presented on a non-GAAP basis in that the results exclude the impact of stock-based compensation expense, amortization expense, acquisition-related expenses and gain on sale of assets. We believe that the exclusion of these costs allows us and investors to better understand our operating expenses and cash needs, particularly when evaluating current performance against prior periods.

	Three months ended March 31,
(in millions)	2012	2011	Change	% Change

GAAP income from operations	$5.3	$9.8	$(4.5)	(46)%

Non-GAAP adjustments:
Add: Stock-based compensation expense	3.8	3.8	-	0%
Add: Amortization of intangibles from business combinations	2.0	1.9	0.1	5%
Add: Acquisition-related expenses	2.2	1.0	1.2	120%
Less: Gain on sale of assets	-	(0.5)	0.5	0%

Total Non-GAAP adjustments	8.0	6.2	1.8	29%

Non-GAAP income from operations	$13.3	$16.0	$(2.7)	(17)%

Non-GAAP operating margin	14%	18%

The decrease in non-GAAP income from operations during the first quarter of 2012 compared to the same period in 2011 is principally attributable to the costs incurred related to the acquisition of Convio and strategic investments we are making in our business optimization efforts and the re-engineering of our accounting processes. Additionally, investments, in the form of non-billable implementation hours, for certain early adopters of our Blackbaud CRM offering, resulted in both a decrease in non-GAAP income from operations and non-GAAP operating margin.

Income tax provision

The estimated annual effective tax rate for 2012 is 42.6%, which excludes period-specific items. Following is our effective tax rate, including the effects of period-specific items, for the three months ended March 31:

	Three months ended March 31,
	2012	2011

Effective tax rate	42.5%	26.2%

There were no material period-specific items recorded in the three months ended March 31, 2012. Period-specific items recorded in the three months ended, March 31, 2011 included a decrease of $1.0 million in the valuation allowance for certain state net operating loss carryforwards, which reduced income tax expense. The increase in our effective tax rate during the three months ended March 31, 2012 compared the same period in 2011 was a result of a decrease in the availability of research and development tax credits and because certain acquisition-related costs incurred in 2012 are non-deductible.

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

The amount of unrecognized tax benefit that, if recognized, would favorably affect our effective rate as of March 31, 2012 was $1.8 million. We have taken positions in certain taxing jurisdictions related to state nexus issues for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease was not material at March 31, 2012.

Liquidity and capital resources

At March 31, 2012, cash and cash equivalents totaled $46.0 million, compared to $52.5 million at December 31, 2011. The $6.5 million decrease in cash and cash equivalents during the first quarter of 2012 is principally attributable to the payment of dividends of $5.4 million and the purchase of computer equipment and software of $6.3 million, partially offset by cash generated from operations of $4.0 million.

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

We have drawn on our credit facility from time to time to help us meet short-term financial needs, such as business acquisitions and purchase of common stock under our repurchase program. In February 2012, we amended and restated our credit facility to increase the available borrowing capacity to $325.0 million. The amended credit facility matures in February 2017. We believe our amended credit facility will provide us with sufficient flexibility to meet our future financial needs. At March 31, 2012, we had no outstanding borrowings under our credit facility. In connection with our acquisition of Convio in May 2012, we borrowed approximately $295.0 million under our credit facility.

At March 31, 2012, our total cash and cash equivalents balance includes approximately $11.9 million of cash was held by operations outside the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and pay taxes to repatriate these funds. Our current plans do not anticipate a need to repatriate them to fund our U.S. operations.

Operating cash flow

Net cash provided by operating activities of $4.0 million decreased by $13.5 million during the first quarter of 2012 when compared to the same period in 2011. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.

Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, accrued liabilities and deferred revenue. Cash flow from operations associated with working capital decreased $9.6 million in the first quarter of 2012 when compared to the same period in 2011. This net decrease is principally due to:

•	an increase in our days sales outstanding resulted in less cash collections on accounts receivable during the first quarter of 2012;

•	an increase in the amount of cash paid for taxes; and

•	fluctuations in the timing of making vendor payments.

Investing cash flow

Net cash used in the first quarter of 2012 for investing activities was $6.3 million compared to $16.9 million in the same period in 2011. The decrease is principally due to the purchase of PIDI in the first quarter of 2011. As of March 31, 2012, we spent $6.3 million on computer equipment and software associated with the infrastructure that supports our subscription-based offerings. We expect to continue making similar investments in our infrastructure and expect our full year 2012 capital expenditures to be in the range of $20.0 million to $25.0 million.

Blackbaud, Inc.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Financing cash flow

Net cash used in financing activities for the first quarter of 2012 was $4.6 million compared to $4.8 million in the same period in 2011. During both 2012 and 2011, we paid dividends of approximately $5.4 million. During 2012, proceeds from the exercise of stock options were offset by costs paid to amend our credit facility.

Commitments and contingencies

As of March 31, 2012, we had future minimum lease commitments of $58.3 million. There were no material changes outside the ordinary course of business in our contractual obligations since December 31, 2011.

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total remaining minimum purchase commitments under these arrangements at March 31, 2012, were approximately $6.8 million through 2013. We incurred expense under these arrangements of $1.6 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively.

In February 2012, our Board of Directors approved our annual dividend rate of $0.48 per share for 2012. Dividends at the annual rate would aggregate to $21.1 million assuming 44.0 million shares of common stock are outstanding. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate operating cash flow.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Foreign currency exchange rates

Approximately 15% of our total net revenue for the first quarter ended March 31, 2012 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded as a separate component of stockholders’ equity, was a loss of $0.9 million and $1.1 million at March 31, 2012 and December 31, 2011, respectively.

The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During first quarter in 2012, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates have had a material impact on our consolidated results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.

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

Item 3. Quantitative and qualitative disclosures about market risk

Due to the nature of our short-term investments and the lack of material debt, we have concluded at March 31, 2012 that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.

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

Blackbaud, Inc.

PART II. OTHER INFORMATION

Item 2. Unregistered sales of equity securities and use of proceeds

The following table provides information about shares of common stock repurchased during the three months ended March 31, 2012 under our stock repurchase program, as well as common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, January 1, 2012				$50,000
January 1, 2012 through January 31, 2012	2,152	$28.89	-	$50,000
February 1, 2012 through February 28, 2012	26,356	$32.62	-	$50,000
March 1, 2012 through March 31, 2012	1,793	$32.05	-	$50,000
Total	30,301	$32.32	-	$50,000

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

BLACKBAUD, INC.

Date: May 8, 2012	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date: May 8, 2012	By:	/s/ Anthony W. Boor
Anthony W. Boor
Senior Vice President and Chief Financial Officer