Form 10-Q
period 2012-06-30
BLACKBAUD INC
filed 2012-08-07
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of July 25, 2012 was 45,181,811.

BLACKBAUD, INC.

Safe Harbor Cautionary Statement
This Quarterly Report on Form 10-Q, including the section titled “Management's discussion and analysis of financial condition and results of operations” in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, our ability to successfully integrate acquired businesses and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “likely,” “will,” “should,” “believes,” “estimates,” “seeks,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause actual results to differ materially from our expectations expressed in the report include: general economic risks; lengthy sales and implementation cycles, particularly in larger organizations; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; management of integration of recently acquired companies and other risks associated with acquisitions; the ability to attract and retain key personnel, including our new CFO; risk associated with successful implementation of multiple integrated software products; risks related to our dividend policy and stock repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by the credit facility; risks associated with management of growth; technological changes that make our products and services less competitive; and the other risk factors set forth from time to time in our SEC filings. Factors that could cause or contribute to such differences include, but are not limited to, those summarized under Risk Factors in our annual report on

Form 10-K for the year ended December 31, 2011 and our quarterly reports on Forms 10-Q. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we do not intend, and undertake no obligation to revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I- FINANCIAL INFORMATION
Item 1.        Financial Statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$21,192	$52,520
Donor restricted cash	18,314	40,205
Accounts receivable, net of allowance of $4,208 and $3,913 at June 30, 2012 and December 31, 2011, respectively	89,208	62,656
Prepaid expenses and other current assets	44,229	31,016
Deferred tax asset, current portion	1,959	1,551
Total current assets	174,902	187,948
Property and equipment, net	43,980	34,397
Deferred tax asset	774	29,376
Goodwill	262,568	90,122
Intangible assets, net	177,747	44,660
Other assets	8,458	6,087
Total assets	$668,429	$392,590
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$17,594	$13,464
Accrued expenses and other current liabilities	37,506	32,707
Donations payable	18,314	40,205
Debt, current portion	165,000	—
Deferred revenue, current portion	175,076	153,665
Total current liabilities	413,490	240,041
Long-term debt, net of current portion	94,600	—
Deferred tax liability	1,348	—
Deferred revenue, net of current portion	9,177	9,772
Other liabilities	3,137	2,775
Total liabilities	521,752	252,588
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 54,240,408 and 53,959,532 shares issued at June 30, 2012 and December 31, 2011, respectively	54	54
Additional paid-in capital	194,254	175,401
Treasury stock, at cost; 9,065,862 and 9,019,824 shares at June 30, 2012 and December 31, 2011, respectively	(167,646)	(166,226)
Accumulated other comprehensive loss	(1,601)	(1,148)
Retained earnings	121,616	131,921
Total stockholders’ equity	146,677	140,002
Total liabilities and stockholders’ equity	$668,429	$392,590
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of comprehensive income
(Unaudited)

(in thousands, except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
License fees	$4,521	$5,097	$11,689	$9,648
Subscriptions	37,923	25,885	65,985	49,802
Services	31,790	28,332	55,748	53,311
Maintenance	33,880	32,610	67,446	64,443
Other revenue	2,076	1,858	4,028	3,206
Total revenue	110,190	93,782	204,896	180,410
Cost of revenue
Cost of license fees	821	1,062	1,434	1,782
Cost of subscriptions	16,561	10,473	29,535	19,635
Cost of services	25,299	20,307	45,341	39,181
Cost of maintenance	6,178	6,035	12,155	12,286
Cost of other revenue	1,646	1,411	3,115	2,545
Total cost of revenue	50,505	39,288	91,580	75,429
Gross profit	59,685	54,494	113,316	104,981
Operating expenses
Sales and marketing	24,223	19,058	44,600	38,336
Research and development	14,856	11,527	28,160	23,493
General and administrative	21,753	9,176	36,254	18,378
Impairment of cost method investment	200	—	200	—
Amortization	530	246	727	479
Total operating expenses	61,562	40,007	109,941	80,686
Income (loss) from operations	(1,877)	14,487	3,375	24,295
Interest income	33	45	80	78
Interest expense	(1,462)	(60)	(1,653)	(84)
Other income (expense), net	(140)	216	(448)	285
Income (loss) before provision for income taxes	(3,446)	14,688	1,354	24,574
Income tax provision (benefit)	(1,175)	5,326	866	7,919
Net income (loss)	$(2,271)	$9,362	$488	$16,655
Earnings (loss) per share
Basic	$(0.05)	$0.22	$0.01	$0.38
Diluted	$(0.05)	$0.21	$0.01	$0.38
Common shares and equivalents outstanding
Basic weighted average shares	44,112,905	43,447,007	44,023,650	43,399,874
Diluted weighted average shares	44,112,905	44,098,046	44,659,678	44,004,712
Dividends per share	$0.12	$0.12	$0.24	$0.24

Other comprehensive income (loss)
Foreign currency translation adjustment	(168)	(87)	111	169
Unrealized loss on derivative instruments, net of tax	(564)	—	(564)	—
Total other comprehensive income (loss)	(732)	(87)	(453)	169
Comprehensive income (loss)	$(3,003)	$9,275	$35	$16,824
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities
Net income	$488	$16,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,223	8,170
Provision for doubtful accounts and sales returns	2,511	2,366
Stock-based compensation expense	9,624	7,325
Excess tax benefits from stock-based compensation	(340)	(226)
Deferred taxes	464	3,188
Impairment of cost method investment	200	—
Gain on sale of assets	—	(549)
Other non-cash adjustments	177	(68)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	(16,135)	(10,580)
Prepaid expenses and other assets	(7,268)	3,602
Trade accounts payable	643	1,355
Accrued expenses and other liabilities	(4,692)	(2,132)
Donor restricted cash	21,868	5,540
Donations payable	(21,868)	(5,540)
Deferred revenue	13,054	9,246
Net cash provided by operating activities	10,949	38,352
Cash flows from investing activities
Purchase of property and equipment	(11,568)	(7,703)
Purchase of net assets of acquired companies, net of cash acquired	(280,095)	(16,475)
Capitalized software development costs	(235)	(506)
Proceeds from sale of assets	—	719
Net cash used in investing activities	(291,898)	(23,965)
Cash flows from financing activities
Proceeds from issuance of debt	312,000	—
Payments on debt	(52,400)	—
Payments of deferred financing costs	(2,440)	(767)
Proceeds from exercise of stock options	2,984	1,925
Excess tax benefits from stock-based compensation	340	226
Dividend payments to stockholders	(10,830)	(10,686)
Payments on capital lease obligations	—	(25)
Net cash provided by (used in) financing activities	249,654	(9,327)
Effect of exchange rate on cash and cash equivalents	(33)	363
Net increase (decrease) in cash and cash equivalents	(31,328)	5,423
Cash and cash equivalents, beginning of period	52,520	28,004
Cash and cash equivalents, end of period	$21,192	$33,427

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity
(Unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2010	53,316,280	$53	$158,372	$(161,186)	$(812)	$120,042	$116,469
Net income	—	—	—	—	—	33,220	33,220
Payment of dividends	—	—	—	—	—	(21,429)	(21,429)
Exercise of stock options, stock appreciation rights and restricted stock units	262,428	1	2,040	—	—	—	2,041
Surrender of 176,942 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	(5,040)	—	—	(5,040)
Tax impact of exercise of equity-based compensation	—	—	193	—	—	—	193
Stock-based compensation	—	—	14,796	—	—	88	14,884
Restricted stock grants	502,426	—	—	—	—	—	—
Restricted stock cancellations	(121,602)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(336)	—	(336)
Balance at December 31, 2011	53,959,532	$54	$175,401	$(166,226)	$(1,148)	$131,921	$140,002
Net income	—	—	—	—	—	488	488
Payment of dividends	—	—	—	—	—	(10,830)	(10,830)
Exercise of stock options, stock appreciation rights and restricted stock units	294,570	—	2,984	—	—	—	2,984
Surrender of 46,038 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	(1,420)	—	—	(1,420)
Tax impact of exercise of equity-based compensation	—	—	340	—	—	—	340
Stock-based compensation	—	—	9,670	—	—	37	9,707
Equity-based awards assumed in business combination	—	—	5,859	—	—	—	5,859
Restricted stock grants	50,868	—	—	—	—	—	—
Restricted stock cancellations	(64,562)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(453)	—	(453)
Balance at June 30, 2012	54,240,408	$54	$194,254	$(167,646)	$(1,601)	$121,616	$146,677

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We provide on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of June 30, 2012, we had over 27,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.
2. Summary of significant accounting policies
Unaudited interim consolidated financial statements
The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity for the periods presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 and other forms filed with the SEC from time to time.
Basis of consolidation
The consolidated financial statements include the accounts of the Blackbaud, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include revenue recognition, the allowance for sales returns and doubtful accounts, deferred sales commissions and professional services costs, valuation of derivative instruments, long-lived and intangible assets and goodwill, stock-based compensation, the provision for income taxes and valuation of deferred tax assets. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could materially differ from these estimates.
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
Notes to consolidated financial statements
(Unaudited)

License fees
We recognize revenue from the sale of perpetual software license rights when all of the following conditions are met:
•Persuasive evidence of an arrangement exists;
•The product has been delivered;
•The fee is fixed or determinable; and
•Collection of the resulting receivable is probable.
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

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

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
Fair value measurements
We measure certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments. Fair value is defined as the exchange price that would be received upon purchase of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
•Level 1 - Quoted prices for identical assets or liabilities in active markets;
•Level 2 - Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
•Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
Our financial assets and liabilities are classified in their entirety within the hierarchy based on the lowest level of input that is significant to fair value measurement. Changes to a financial asset's or liability's level within the fair value hierarchy are determined as of the end of a reporting period.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Derivative instruments
We use derivative instruments to manage interest rate risk. We view derivative instruments as risk management tools and do not use them for trading or speculative purposes. Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.
We record all derivative instruments on our consolidated balance sheets at fair value. Gains and losses on derivatives designated as effective hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Gains and losses on ineffective hedges are recognized currently in earnings.
Goodwill
The change in goodwill for each reportable segment during the six months ended June 30, 2012 consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Target Analytics	Other	Total
Balance at December 31, 2011	$23,023	$26,437	$5,389	$33,177	$2,096	$90,122
Additions related to business combinations	115,563	55,194	1,733	—	—	172,490
Effect of foreign currency translation	—	—	(44)	—	—	(44)
Balance at June 30, 2012	$138,586	$81,631	$7,078	$33,177	$2,096	$262,568

 Amortization expense
Amortization expense related to finite-lived intangible assets acquired in business combinations is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on the revenue stream to which the asset contributes and the nature of the intangible asset. The following table summarizes amortization expense for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Included in cost of revenue:
Cost of license fees	$124	$156	$247	$321
Cost of subscriptions	2,706	816	3,688	1,617
Cost of services	468	391	879	778
Cost of maintenance	250	253	494	505
Cost of other revenue	19	20	38	38
Total included in cost of revenue	3,567	1,636	5,346	3,259
Included in operating expenses	530	246	727	479
Total	$4,097	$1,882	$6,073	$3,738

Recently adopted accounting pronouncements
Effective January 1, 2012, we adopted ASU 2011-05, Presentation of Comprehensive Income, which (1) eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity and (2) requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements. We have presented each component of net income and OCI in a single continuous statement.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Effective January 1, 2012, we adopted ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, which amends ASC 820, Fair Value Measurement (ASC 820). ASU 2011-04 provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS) and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. ASU 2011-04 is effective for entities prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.
3. Business combinations
Convio
In May 2012, we completed our acquisition of Convio, Inc. (Convio), for a total of approximately $329.4 million in cash consideration and the assumption of unvested equity awards valued at approximately $5.9 million for a total of $335.3 million. Convio is a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations to more effectively raise funds, advocate for change and cultivate relationships. The acquisition of Convio expands our subscription and online offerings and accelerates our evolution to a subscription-based revenue model. As a result of the acquisition, Convio has become a wholly-owned subsidiary of ours. The results of operations of Convio are included in our consolidated financial statements from the date of acquisition. Since the date of acquisition through June 30, 2012, total revenue from Convio was $10.6 million and cost of revenue was $7.3 million. During the six months ended June 30, 2012, we incurred $6.4 million of acquisition-related costs associated with the acquisition of Convio, which were recorded in general and administrative expense.
We financed the acquisition of Convio through cash on hand and borrowings of $312.0 million under our credit facility that we amended in February 2012. In connection with closing the Convio acquisition, we designated Convio as a material domestic subsidiary under our credit facility. As a material domestic subsidiary, Convio guarantees amounts outstanding under the credit facility and pledges certain stock of its subsidiaries.
Management is currently in the process of estimating the purchase price allocation for this transaction. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

(in thousands)
Net working capital, excluding deferred revenue	$55,581
Property and equipment	6,497
Deferred tax asset and other long term assets	75
Deferred revenue	(7,917)
Deferred tax liability	(29,833)
Intangible assets and liabilities	138,450
Goodwill	172,481
$335,334

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The estimated fair value of accounts receivable acquired approximates the contractual value of $12.8 million. The goodwill recognized is attributable primarily to the assembled workforce of Convio and the opportunities for expected synergies. None of the goodwill arising in the acquisition is deductible for income tax purposes. Goodwill of $115.6 million, $55.2 million, and $1.7 million was assigned to the ECBU, GMBU and IBU reporting segments, respectively. The acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired	Weighted average amortization period
	(in thousands)	(in years)
Customer relationships	$49,000	15
Marketing assets	7,800	7
Acquired technology	71,000	8
In-process research and development	9,900	Indefinite
Non-compete agreements	1,440	2
Unfavorable leasehold interests	(690)	7
	$138,450

The fair value of the intangible assets was based on the income approach, cost approach, relief of royalty rate method and excess earnings methods. Customer relationships are amortized on an accelerated basis. Marketing assets, acquired technology and non-compete agreements are amortized on a straight-line basis.

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of Convio occurred on January 1, 2011. This unaudited pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and should not be relied upon as being indicative of the historical results that would have been attained had the transaction been consummated as of January 1, 2011, or of the results that may occur in the future.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Revenue	$118,789	$114,434	$234,364	$219,325
Net income (loss)	$(1,914)	$5,249	$(5,979)	$6,953
Basic earnings (loss) per share	$(0.04)	$0.12	$(0.14)	$0.16
Diluted earnings (loss) per share	$(0.04)	$0.12	$(0.14)	$0.16
4. Earnings (loss) per share
We compute basic earnings (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings (loss) per share reflect the assumed conversion of all dilutive securities using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2012	2011	2012	2011
Numerator:
Net income (loss), as reported	$(2,271)	$9,362	$488	$16,655
Denominator:
Weighted average common shares	44,112,905	43,447,007	44,023,650	43,399,874
Add effect of dilutive securities:
Employee equity-based compensation	—	651,039	636,028	604,838
Weighted average common shares assuming dilution	44,112,905	44,098,046	44,659,678	44,004,712
Earnings (loss) per share:
Basic	$(0.05)	$0.22	$0.01	$0.38
Diluted	$(0.05)	$0.21	$0.01	$0.38

The following shares and potential shares underlying stock-based awards were not included in diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Shares excluded from calculations of diluted earnings (loss) per share	753,365	83,975	75,399	380,914
5. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Deferred sales commissions	$17,511	$16,452
Prepaid software maintenance and royalties	11,201	7,007
Taxes, prepaid and receivable	4,835	343
Deferred professional services costs	2,930	3,098
Other	7,752	4,116
Total prepaid expenses and other current assets	$44,229	$31,016

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Taxes payable	$8,579	$4,384
Accrued commissions and salaries	6,685	6,475
Accrued bonuses	4,794	9,832
Customer credit balances	3,748	3,762
Accrued royalties	2,057	1,418
Accrued health care costs	1,457	996
Accrued accounting, legal and professional fees	1,587	1,490
Other	8,599	4,350
Total accrued expenses and other current liabilities	$37,506	$32,707
7. Debt
Credit facility
In February 2012, we amended and restated our credit facility to a $325.0 million five-year credit facility. The credit facility includes the following facilities: (i) a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans, and (ii) a delayed draw term loan. The credit facility is secured by the stock and limited liability company interests of certain subsidiaries that were pledged as part of the closing. Amounts outstanding under the credit facility will be guaranteed by our material domestic subsidiaries, if any.
Amounts borrowed under the dollar tranche revolving credit loans and delayed draw term loans under the credit facility bear interest at a rate per annum equal to, at our option, (a) a base rate equal to the highest of (i) the prime rate, (ii) federal funds rate plus 0.50% and (iii) one month LIBOR plus 1% (Base Rate), in addition to a margin of 0.25% to 1.25% (Base Rate Loans), or (b) the LIBOR rate plus a margin of 1.25% to 2.25% (LIBOR Loans). Swingline loans bear interest at a rate per annum equal to the Base Rate plus a margin of 0.25% to 1.25% or such other rate agreed to between the Swingline lender and us. Designated currency tranche revolving credit loans bear interest at a rate per annum equal to the LIBOR rate plus a margin of 1.25% to 2.25%. The exact amount of any margin depends on the nature of the loan and our leverage ratio at the time of the borrowing.
We also pay a quarterly commitment fee on the unused portion of the revolving credit facility from 0.20% to 0.35% per annum, depending on our leverage ratio. At June 30, 2012, the commitment fee was 0.35%.
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
The credit facility includes covenants related to the consolidated leverage ratio and consolidated interest ratio, as well as restrictions on the maximum amount of annual capital expenditures. At June 30, 2012, we were in compliance with our debt covenants under the credit facility.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The following table summarizes our debt as of June 30, 2012. We had no borrowings outstanding as of December 31, 2011. The effective interest rate includes our interest cost incurred and the effect of interest rate swap agreements.

	Debt balance at	Effective interest rate at
(in thousands, except percentages)	June 30, 2012	June 30, 2012
Credit facility:
Revolving credit loans	$162,100	2.74%
Term loans	97,500	3.14%
Total debt	259,600	2.89%
Less: Current portion of long-term debt	165,000
Long-term debt	$94,600

We believe the carrying amount of our credit facility approximates its fair value at June 30, 2012, due to the variable rate nature of the debt. As LIBOR rates are observable at commonly quoted intervals, it is classified within Level 2 of the fair value hierarchy.
As of June 30, 2012, the required annual maturities related to our credit facility were as follows:

Year ending December 31, (in thousands)
2012 - remaining	$160,000
2013	10,000
2014	13,750
2015	15,000
2016	15,000
Thereafter	45,850
Total required maturities	$259,600
Deferred financing costs
In connection with our credit facility entered into in February 2012, we paid $2.4 million of financing costs, which is being amortized over the term of the new facility. As of June 30, 2012 and December 31, 2011, deferred financing costs totaling $2.8 million and $0.8 million, respectively, are included in other assets on the consolidated balance sheet.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

8. Derivative instruments
We use derivative instruments to manage interest rate risk. In May 2012, we entered into two interest rate swap agreements which effectively convert portions of our variable rate debt under our credit facility to a fixed rate for the terms of the swap agreements. The aggregate notional value of the swap agreements was $150 million with effective dates beginning in May 2012. We designated the swap agreements as cash flow hedges at the inception of the contracts.
The fair values of our derivative instruments as of June 30, 2012 were as follows:

	As of June 30, 2012
	Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Interest rate swaps	Other liabilities	$925
Total derivative instruments designated as hedging instruments		$925
We did not have derivative instruments as of December 31, 2011. The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.
The effects of derivative instruments in cash flow hedging relationships for the three and six months ended June 30, 2012 were as follows:

	Loss recognized in accumulated other comprehensive loss	Location of loss reclassified from accumulated other comprehensive loss into income	Loss reclassified from accumulated other comprehensive loss into income
	June 30,		Three months ended June 30,	Six months ended June 30,
(in thousands)	2012		2012	2012
Interest rate swaps	$(925)	Interest expense	$(64)	$(64)
The tax benefit allocated to the loss recognized in accumulated other comprehensive loss was $0.4 million for the three and six months ended June 30, 2012. There was no ineffective portion of our interest swaps during the six months ended June 30, 2012.
9. Commitments and contingencies
Leases
We lease our headquarters facility under a 15-year lease agreement which was entered into in October 2008, and has two five-year renewal options. The current annual base rent of the lease is $4.0 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse us an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During each of the three and six month periods ended June 30, 2012 and 2011 rent expense was reduced by $67,000 and $134,000, respectively, related to this lease provision. The $4.0 million leasehold improvement allowance has been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.
In our acquisition of Convio, we also assumed a lease for office space in Austin, Texas which terminates on September 30, 2023, and has two five-year renewal options. Under the terms of the lease, we will increase our leased space by approximately 20,000 square feet on July 31, 2016. The current annual base rent of the lease is $2.0 million. The terms of the agreement include a rent holiday during the first year and base rent that escalates annually thereafter between 2% and 4%. The related rent expense is recorded on a straight-line basis over the length of the lease term. In addition, we are entitled to an allowance of approximately $3.3 million from the lessor for leasehold improvements, allocated among the existing and new expansion

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

premises. We have a standby letter of credit for a security deposit for this lease of $2.0 million.
Additionally, we have subleased a portion of our facilities under various agreements extending through 2013. Under these agreements, rent expense was reduced by $0.1 million during both the three months ended June 30, 2012 and 2011, respectively, and $0.2 million during both the six months ended June 30, 2012 and June 30, 2011, respectively. The operating lease commitments in the table below have been reduced by minimum aggregate sublease commitments of $0.2 million for 2012; the amount in 2013 is immaterial. No minimum aggregate sublease commitments exist after 2013. We have also received, and expect to receive through 2023, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.6 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $1.1 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively. Total rent expense was $1.1 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively and $2.5 million and $2.4 million for the six months ended June 30, 2012 and 2011, respectively.
Additionally, we lease various office space and equipment under operating leases. We also have various non-cancelable capital leases for computer equipment and furniture that are not significant.
 As of June 30, 2012, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31,	Operating
(in thousands)	leases
2012 – remaining	$4,934
2013	9,977
2014	8,687
2015	8,269
2016	7,487
Thereafter	52,650
Total minimum lease payments	$92,004
Other commitments
We utilize third-party relationships in conjunction with our products, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. As of June 30, 2012, the remaining aggregate minimum purchase commitment under these arrangements is approximately $16.4 million through 2014. We incurred expense under these arrangements of $2.5 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $4.1 million and $2.3 million for the six months ended June 30, 2012 and 2011, respectively.
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

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

10. Income taxes
We calculated the provision for income taxes for the three and six months ended June 30, 2012 using the 2012 projected annual effective tax rate of 47.9%, which excludes period-specific items. Our effective tax rate, including the effects of period-specific events, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Effective tax rate	34.1%	36.3%	64.0%	32.2%

There were no material period-specific items recorded in the three and six months ended June 30, 2012. Period-specific items recorded in the three and six months ended June 30, 2011 included a decrease of $1.0 million in the valuation allowance for certain state net operating loss carryforwards, which reduced income tax expense. The increase in our effective tax rate during the six months ended June 30, 2012 compared to the same period in 2011 was primarily a result of the expiration of the federal research and development tax credit at the end of 2011, certain nondeductible transaction costs associated with the purchase of Convio, a lower percentage of our profits being earned in lower rate international jurisdictions and the impact of permanent and discrete items as a percentage of year-to-date pretax income relative to the expected full year pretax income.
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
We recorded net excess tax benefits on stock option and stock appreciation right exercises and restricted stock vesting of $0.3 million and $0.2 million in stockholders’ equity during the six months ended June 30, 2012 and 2011, respectively.
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $1.8 million at June 30, 2012. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties was not material to the consolidated balance sheets as of June 30, 2012 or December 31, 2011, or to the consolidated statements of comprehensive income for the three and six months ended June 30, 2012 or 2011.
We have taken positions in certain taxing jurisdictions related to state nexus issues for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease was not material at June 30, 2012.
It continues to be our intention to indefinitely reinvest undistributed foreign earnings. Accordingly, no deferred tax liability has been recorded in connection with the undistributed foreign earnings. It is not practicable for us to determine the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries.
11. Stock-based compensation
During the six months ended June 30, 2012, we issued 50,868 shares of restricted stock and 61,842 stock appreciation rights with an aggregate grant date fair value of approximately $1.4 million and $0.5 million, respectively. In addition, we assumed 63,439 stock options and 331,196 restricted stock units in the acquisition of Convio. No stock options or performance-based restricted stock units were issued in the six months ended June 30, 2012.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Stock-based compensation expense is allocated to expense categories on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Included in cost of revenue:
Cost of subscriptions	$245	$225	$426	$327
Cost of services	565	447	1,057	904
Cost of maintenance	89	138	200	380
Total included in cost of revenue	899	810	1,683	1,611
Included in operating expenses:
Sales and marketing	603	272	1,020	629
Research and development	847	671	1,498	1,514
General and administrative	3,439	1,777	5,423	3,572
Total included in operating expenses	4,889	2,720	7,941	5,715
Total	$5,788	$3,530	$9,624	$7,326
12. Stockholders’ equity
Dividends
In February 2012, our Board of Directors approved an annual dividend of $0.48 per share. The following table provides information with respect to quarterly dividends paid on common stock during the six months ended June 30, 2012.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2012	$0.12	March 5	March 15
May 2012	$0.12	May 25	June 15
In August 2012, our Board of Directors declared a third quarter dividend of $0.12 per share payable on September14, 2012 to stockholders of record on August 28, 2012.
13. Segment information
As of June 30, 2012, our reportable segments were as follows: the ECBU, the GMBU, the IBU, and Target Analytics. Following is a description of each reportable segment:

•	The ECBU is focused on marketing, sales, delivery and support to large and/or strategic, specifically identified named prospects and customers in North America;

•
The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America that are not specifically identified as ECBU prospects and customers;

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America; and

•	Target Analytics is focused on marketing, sales and delivery of analytics services to all prospects and customers in North America.

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
We have recast our segment disclosures for the three and six months ended June 30, 2011 to present the reportable segments on a consistent basis with the current year. Summarized reportable segment financial results for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue by segment:
ECBU	$41,649	$31,641	$75,491	$60,833
GMBU	49,703	44,701	93,534	86,512
IBU	10,330	8,431	19,000	15,738
Target Analytics	8,497	9,008	16,860	17,257
Other(1)	11	1	11	70
Total revenue	$110,190	$93,782	$204,896	$180,410
Segment operating income(2):
ECBU	16,512	12,803	31,413	24,558
GMBU	29,904	27,077	55,099	50,569
IBU	1,780	1,400	2,633	2,956
Target Analytics	3,509	4,085	6,784	7,737
Other(1)	42	179	283	359
	51,747	45,544	96,212	86,179
Less:
Corporate unallocated costs(3)	43,739	25,645	77,140	50,820
Stock-based compensation costs	5,788	3,530	9,624	7,326
Amortization expense	4,097	1,882	6,073	3,738
Interest expense (income), net	1,429	15	1,573	6
Other expense (income), net	140	(216)	448	(285)
Income (loss) before provision for income taxes	$(3,446)	$14,688	$1,354	$24,574

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.

(2)
Segment operating income includes direct, controllable costs related to the sale of products and services by the reportable segment, except for IBU, which includes operating costs from our foreign locations such as sales, marketing, general, administrative, depreciation and facilities costs.

(3)	Corporate unallocated costs include research and development, data center operating costs, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

14. Revision of prior period financial statements
As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2011, we identified prior period errors related principally to revenue recognition, accounting for income taxes and the capitalization of software development costs during the six months ended December 31, 2011. These errors impacted reporting periods beginning in the year ended December 31, 2006 and subsequent periods through September 30, 2011.
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
Revised consolidated statements of comprehensive income amounts

	Three months ended June 30, 2011			Six months ended June 30, 2011
	As previously			As previously
(in millions, except share and per share amounts)	reported	Adjustment	As revised	reported	Adjustment	As revised
Revenue
License fees	$5.1	$—	$5.1	$9.7	$—	$9.7
Subscriptions	25.9	—	25.9	51.4	(1.6)	49.8
Services	28.0	0.3	28.3	52.0	1.3	53.3
Maintenance	32.6	—	32.6	64.4	—	64.4
Other revenue	1.8	0.1	1.9	3.2	—	3.2
Total revenue	93.4	0.4	93.8	180.7	(0.3)	180.4
Cost of revenue
Cost of license fees	1.0	0.1	1.1	1.7	0.1	1.8
Cost of services	20.2	0.1	20.3	39.2	—	39.2
Total cost of revenue	39.1	0.2	39.3	75.4	—	75.4
Gross profit	54.3	0.2	54.5	105.3	(0.3)	105.0
Operating expenses
Sales and marketing	19.0	0.1	19.1	38.4	(0.1)	38.3
Research and development	12.0	(0.5)	11.5	24.0	(0.5)	23.5
Total operating expenses	40.5	(0.5)	40.0	81.2	(0.5)	80.7
Income from operations	13.8	0.7	14.5	24.1	0.2	24.3
Income before provision for income taxes	14.0	0.7	14.7	24.3	0.3	24.6
Income tax provision	5.1	0.2	5.3	7.8	0.1	7.9
Net income	8.9	0.5	9.4	16.5	0.2	16.7

Earnings per share
Basic	$0.21	$0.01	$0.22	$0.38	$—	$0.38
Diluted	$0.20	$0.01	$0.21	$0.38	$—	$0.38

Other comprehensive income
Foreign currency translation adjustment	—	(0.1)	(0.1)	—	0.1	0.1
Comprehensive income	8.9	0.4	9.3	16.5	0.3	16.8

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Revised consolidated statements of cash flow amounts

	Six months ended June 30,
	As previously
(in millions)	reported	Adjustment	As revised
Net income	$16.5	$0.2	$16.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.1	0.1	8.2
Deferred taxes	2.5	0.7	3.2
Gain on sale of assets	—	(0.5)	(0.5)
Other non-cash adjustments	(0.6)	0.5	(0.1)
Changes in assets and liabilities, net of acquisition of businesses:
Prepaid expenses and other assets	5.2	(1.6)	3.6
Accrued expenses and other current liabilities	(3.0)	0.9	(2.1)
Deferred revenue	9.0	0.2	9.2
Net cash provided by operating activities	37.8	0.6	38.4
Capitalized software development	—	(0.5)	(0.5)
Net cash used in investing activities	(23.5)	(0.5)	(24.0)
Net cash used in financing activities	(9.3)	—	(9.3)

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under “Safe Harbor Cautionary Statement” above and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results. Except as required by law, we do not intend, and undertake no obligation to revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Executive summary
We provide on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of June 30, 2012, we had over 27,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare and international foreign affairs.
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
We completed our acquisition of Convio on May 4, 2012 for $335.3 million in consideration. The acquisition was funded through both cash on hand and borrowings under our credit facility. During the second quarter of 2012, we remained focused on integrating the Convio operations as well as our business optimization and re-engineering efforts that we commenced early in 2012.
Overall, revenue in the second quarter of 2012 and the first six months of 2012 increased 17% and 14% compared to the same periods in 2011, respectively. When removing the impact of revenue from acquired companies, revenue increased by 5% and 7% during the second quarter of 2012 and the first six months of 2012, respectively. These increases were principally the result of continued growth in our subscriptions revenue. We continue to experience an increase in demand for our online fundraising as our business shifts towards hosted solutions. Maintenance revenue also contributed to the increase in revenue from maintaining high renewal rates, new maintenance contracts associated with new license arrangements and existing client increases.
Income from operations for the second quarter of 2012 decreased by $16.4 million when compared to the same period in 2011. The decrease in income from operations during the second quarter of 2012 is primarily attributable to: (1) a $2.1 million increase in professional fees associated with consulting and other service providers engaged in our business optimization and re-engineering efforts; (2) an increase in incremental costs associated with our acquisition of Convio of $11.0 million related to transaction costs, integration costs, amortization of intangibles from business combinations and stock-based compensation expense; and (3) an increase of $2.1 million in hosting costs due to incremental investments to improve our hosting services and additional hosting capacity required as a result of the growth in demand for our hosted applications and other online services.
Income from operations for the first six months of 2012 decreased by $20.9 million when compared to the same period in 2011. The decrease in income from operations during the first six months of 2012 is primarily attributable to: (1) a $4.5 million increase in professional fees associated with consulting and other service providers engaged in our business optimization and re-engineering efforts; (2) an increase in incremental costs associated with our acquisition of Convio of $12.1 million related to transaction costs, integration costs, amortization of intangibles from business combinations and stock-based compensation expense; and (3) an increase of $3.1 million in hosting costs due to incremental investments to improve our hosting services and

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

additional hosting capacity required as a result of the growth in demand for our hosted applications and other online services.
We ended the second quarter of 2012 with cash and cash equivalents totaling $21.2 million and $259.6 million in outstanding borrowings on our credit facility. During the first six months of 2012, we generated $10.9 million in cash flow from operations, paid $10.8 million in dividends and used $11.6 million to purchase computer equipment and software. Additionally, during the first six months of 2012, we used $20.5 million of cash on hand and net borrowings of $259.6 million to acquire Convio.
During the second quarter of 2012, we experienced overall growth in revenue. However, we continue to believe the pace and impact of economic recovery on the nonprofit market remains uncertain. We expect that our operating environment will continue to be challenging for the remainder of 2012 as existing and prospective customers remain cautious in their expenditure decisions. Notwithstanding these conditions, we remain focused on execution of our key growth initiatives and strengthening our leadership position, while achieving our targeted level of profitability.
We also plan to continue to invest in our back-office processes, the infrastructure that supports our subscription-based offerings and certain product development initiatives to achieve optimal scalability of our operations as we execute on our key growth initiatives.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Comparison of the three and six months ended June 30, 2012 and 2011
Results of operations
During the fourth quarter of 2011, we revised previously issued financial statements to correct errors we identified principally related to revenue recognition, accounting for income taxes and the capitalization of software development costs. None of the revisions were material to the periods impacted, as disclosed in Note 14 of the consolidated financial statements included in this quarterly report.
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
We acquired Everyday Hero Pty. Ltd. (Everyday Hero) in October 2011 and Public Interest Data, LLC (PIDI) in February 2011. We completed the acquisition of Convio on May 4, 2012. From the date of acquisition through June 30, 2012, Convio's total revenue was $10.6 million and cost of revenue was $7.3 million.
Revenue
The table below compares revenue from our consolidated statements of comprehensive income for the three and six months ended June 30, 2012 with the same period in 2011.

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
License fees	$4.5	$5.1	$(0.6)	(12)%	$11.7	$9.7	$2.0	21%
Subscriptions	37.9	25.9	12.0	46%	66.0	49.8	16.2	33%
Services	31.8	28.3	3.5	12%	55.8	53.3	2.5	5%
Maintenance	33.9	32.6	1.3	4%	67.4	64.4	3.0	5%
Other	2.1	1.9	0.2	11%	4.0	3.2	0.8	25%
Total revenue	$110.2	$93.8	$16.4	17%	$204.9	$180.4	$24.5	14%

When removing the impact of revenue from acquired companies, revenue increased by 5% and 7% during the second quarter of 2012 and the first six months of 2012, respectively. These increases in revenue were primarily attributable to growth in our subscriptions revenue as a result of an increase in demand for our online fundraising offerings. The increase in demand for our subscription offerings was driven by the ongoing evolution of our product offerings from a license-based to a subscription-based business model. Although we continue to experience a shift in our emerging and mid-sized customers’ buying preference away from perpetual licenses towards hosted solutions, license revenue increased during the first six months of 2012 when compared to the same period in 2011 as a result of an increase in sales of our Blackbaud CRM offering to large and/or strategic customers. The increase in maintenance revenue is attributable to new maintenance contracts associated with new license agreements and increases in contracts with existing customers when compared to the same period in 2011. Services revenue grew during the first six months of 2012 compared to the same period in 2011 principally due to an increase in revenue associated with implementation of Blackbaud CRM arrangements.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Operating results
License fees

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
License fees revenue	$4.5	$5.1	$(0.6)	(12)%	$11.7	$9.7	$2.0	21%
Cost of license fees	0.8	1.1	(0.3)	(27)%	1.4	1.8	(0.4)	(22)%
License fees gross profit	$3.7	$4.0	$(0.3)	(8)%	$10.3	$7.9	$2.4	30%
License fees gross margin	82%	78%			88%	81%

We derive revenue from license fees from the sale of our software products, under a perpetual license agreement. We are increasingly experiencing a shift in our emerging and mid-sized customers’ buying preference away from solutions offered under perpetual license arrangements towards subscription-based hosted applications, while our large and/or strategic customers continue to be an area of growth, particularly as it relates to our Blackbaud CRM offering to the higher education vertical. Our larger perpetual license transactions have long sales cycles, and their timing can result in significant period-to-period variations. During the second quarter of 2012, revenue from license fees decreased as a result of fewer Blackbaud CRM sales when compared to the same period in 2011. However, during the first six months of 2012, revenue from license fees increased primarily due to a greater contribution of revenue from Blackbaud CRM arrangements when compared to the same period in 2011.
Cost of license fees is principally comprised of third-party software royalties, variable reseller commissions, amortization of software development costs and amortization of intangibles from business combinations. The decrease in cost of license fees in both the second quarter of 2012 and the first six months of 2012 compared to the same periods in 2011 is principally attributable to a decrease in third-party software royalties.
The increase in license fees gross margin in the second quarter of 2012 and the first six months of 2012 is the result of fewer sales of products that have third party software royalty costs associated with them. Additionally, the increase in revenue from Blackbaud CRM arrangements contributed to the increase in license fees gross margin during the first six months of 2012.
Subscriptions

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Subscriptions revenue	$37.9	$25.9	$12.0	46%	$66.0	$49.8	$16.2	33%
Cost of subscriptions	16.6	10.5	6.1	58%	29.5	19.6	9.9	51%
Subscriptions gross profit	$21.3	$15.4	$5.9	38%	$36.5	$30.2	$6.3	21%
Subscriptions gross margin	56%	59%			55%	61%

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

Included in subscriptions revenue for the second quarter of 2012 is $9.3 million of revenue attributable to Convio and Everyday Hero. Excluding the revenue from these acquired companies, the increase in subscriptions revenue of $2.7 million, or 10%, is principally attributable to the increase in demand for online fundraising offerings, data management offerings and transaction fees associated with our payment processing services.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Included in subscriptions revenue for the first six months of 2012 is $10.1 million of revenue attributable to Convio and Everyday Hero. Excluding the revenue from these acquired companies, the increase in subscriptions revenue of $6.1 million, or 12%, is principally attributable to the increase in demand for online fundraising offerings and transaction fees associated with our payment processing services.
Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions in the second quarter of 2012 and in the first six months of 2012 compared to the same periods in 2011 is principally attributable to increases in human resource costs, hosting costs and allocated depreciation, facilities, IT support costs and amortization of intangibles from business combinations.
Human resource costs increased $1.3 million and $3.2 million in the second quarter of 2012 and the first six months of 2012, respectively, compared to the same periods in 2011 as a result of an increase in headcount. Additional headcount due to acquired companies represented approximately $0.8 million of the increase in human resource costs for both the second quarter of 2012 and the first six months of 2012, respectively. The remaining increase in headcount is due to the additional resources needed to support the growth in demand for our online offerings and hosted applications.
Hosting costs increased by $2.1 million and $3.1 million in the second quarter of 2012 and the first six months of 2012, respectively, compared to the same periods in 2011. Additional hosting costs due to acquired companies represented $1.3 million of the increase in hosting costs for both the second quarter of 2012 and the first six months of 2012, respectively. The remaining increase in hosting costs is due to incremental costs to improve our hosting services and additional hosting capacity required as a result of the growth in demand for our hosted applications and other online services.
The decrease in subscriptions gross margin in the second quarter of 2012 and the first six months of 2012 compared to the same periods in 2011 is due to investments we are making in our infrastructure, including additional headcount, expanded facilities, improved operational processes and computer equipment to support the growth in our subscription offerings.
Services

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Services revenue	$31.8	$28.3	$3.5	12%	$55.8	$53.3	$2.5	5%
Cost of services	25.3	20.3	5.0	25%	45.3	39.2	6.1	16%
Services gross profit	$6.5	$8.0	$(1.5)	(19)%	$10.5	$14.1	$(3.6)	(26)%
Services gross margin	20%	28%			19%	26%

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
Included in services revenue in the second quarter of 2012 is $2.5 million of revenue attributable to acquired companies. Excluding the revenue from acquired companies, the increase in services revenue of $1.0 million, or 4%, is principally attributable to an increase in consulting services revenue of $1.4 million and education services revenue of $0.5 million, partially offset by a decrease in analytic services revenue of $0.9 million. Consulting services revenue increased primarily due to the recognition of revenue for Blackbaud CRM implementation services provided previously that had been deferred due to delayed billing terms. The rates we charge for our education and analytic services have remained relatively constant year over year, as such, the change in revenue is the result of a change in volume. Education services revenue increased due to higher

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

demand for online subscription-based training. Analytics services revenue decreased due to a decrease in demand for data modeling services.
Included in services revenue in the first six months of 2012 is $2.6 million of revenue attributable to acquired companies. Excluding the revenue from acquired companies, services revenue remained relatively unchanged principally due to an increase in training services revenue of $0.7 million, partially offset by a decrease in analytic services revenue of $0.7 million. The rates we charge for our education and analytic service offerings have remained relatively constant year over year and, as such, the change in revenue is the result of a change in volume. The increase in revenue from education services is the result of higher demand for online subscription-based training. The decrease in analytic services revenue is due to a decrease in demand for data modeling services.
Cost of services is principally comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. The increase in cost of services in the second quarter of 2012 and the first six months of 2012 when compared to the same periods in 2011 is primarily attributable to an increase in human resource costs. Human resource costs increased $3.3 million and $4.2 million in the second quarter of 2012 and the first six months of 2012 compared to the same period in 2011, respectively, as a result of an increase in headcount. Additional headcount attributable to acquired companies represented approximately $2.5 million and $2.6 million of the increase in human resource costs for the second quarter of 2012 and the first six months of 2012, respectively. The remaining increase in headcount is principally attributable to the need for additional resource capacity to meet the anticipated consulting services demands of our customers.
An increase in allocated depreciation, facilities and IT support costs and amortization of intangible from business combinations also contributed to the increase in cost of services for the second quarter of 2012 and the first six months of 2012 when compared to the same periods in 2011 due to the inclusion of incremental costs from the Convio operations.
The services gross margin decreased in the second quarter of 2012 and the first six months of 2012 compared to the same periods in 2011 primarily as a result of the increases in headcount discussed above, as well as an increase in allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations.
Maintenance

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Maintenance revenue	$33.9	$32.6	$1.3	4%	$67.4	$64.4	$3.0	5%
Cost of maintenance	6.2	6.0	0.2	3%	12.2	12.3	(0.1)	(1)%
Maintenance gross profit	$27.7	$26.6	$1.1	4%	$55.2	$52.1	$3.1	6%
Maintenance gross margin	82%	82%			82%	81%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue in the second quarter of 2012 compared the same period in 2011 is principally comprised of (i) $3.4 million of maintenance from new customers associated with new license agreements and increases in contracts with existing customers and (ii) $1.0 million from maintenance contract inflationary rate adjustments, offset by (iii) $3.1 million from maintenance contracts that were not renewed and reductions in contracts with existing customers.

The increase in maintenance revenue in the first six months of 2012 compared to the same period in 2011 is principally comprised of (i) $6.9 million of maintenance with new customers associated with new license agreements and increases in contracts with existing customers and (ii) $2.0 million from maintenance contract inflationary rate adjustments, offset by (iii) $5.9 million from maintenance contracts that were not renewed and reductions in contracts with existing customers.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. Cost of maintenance increased during the second quarter of 2012 when compared to the same period in 2011 as a result of an increase in proprietary software costs. The increase in proprietary software costs is attributable to increases in maintenance contracts with existing customers for software products which include third-party royalty costs associated with the maintenance revenue. Cost of maintenance during the first six months of 2012 compared to the same period in 2011 remained relatively unchanged.
Other revenue

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Other revenue	$2.1	$1.9	$0.2	11%	$4.0	$3.2	$0.8	25%
Cost of other revenue	1.6	1.4	0.2	14%	3.1	2.5	0.6	24%
Other gross profit	$0.5	$0.5	$—	—%	$0.9	$0.7	$0.2	29%
Other gross margin	24%	26%			23%	22%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees. Other revenue increased in the second quarter of 2012 and the first six months of 2012 when compared to the same periods in 2011 primarily due to an increase in revenue from reimbursement of travel-related expenses associated services revenue. Additionally, an increase in third-party software referral fees contributed to the increase in other revenue during the first six months of 2012 compared to the same period in 2011.
Cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. Cost of other revenue increased in the second quarter of 2012 and the first six months of 2012 when compared to the same periods in 2011 primarily due to increases in reimbursable expenses related to services provided at customer locations.
Other gross margin decreased in the second quarter of 2012 when compared to the same period in 2011 due to the increase in reimbursable expenses related to services provided at customer locations. Other gross margin increased during the first six months of 2012 compared to the same period in 2011 primarily due to the increase in third-party software referral fees.
Operating expenses
Sales and marketing

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Sales and marketing expense	$24.2	$19.1	$5.1	27%	$44.6	$38.3	$6.3	16%
% of revenue	22%	20%			22%	21%

Sales and marketing expense includes salaries and related human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations and allocated depreciation, facilities and IT support costs.

Included in sales and marketing expense for the second quarter of 2012 and the first six months of 2012 is $3.6 million and $4.1 million of expenses attributable to acquired companies, respectively. Excluding the expense from acquired companies, sales and marketing expense increased $1.5 million, or 8%, and $2.2 million, or 6%, during the second quarter of 2012 and the first six months of 2012 compared to the same periods in 2011, respectively. The remaining increase in sales and marketing expense for both the second quarter of 2012 and the first six months of 2012 is principally attributable to increases in human resource costs

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

and commission expense. Human resource costs increased primarily due to an increase headcount to support the increase in selling and marketing efforts of our growing operations. The increase in commission expense is due to an increased amount of commissionable revenue in second quarter of 2012 compared to the same period in 2011.
Research and development

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Research and development expense	$14.9	$11.5	$3.4	30%	$28.2	$23.5	$4.7	20%
% of revenue	14%	12%			14%	13%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products, and allocated depreciation, facilities and IT support costs.

Included in research and development expense for the second quarter of 2012 and the first six months of 2012 is $2.5 million and $2.8 million of expenses attributable to acquired companies, respectively. Excluding the expense from acquired companies, research and development expense increased $0.9 million, or 8%, and $1.9 million, or 8%, during the second quarter of 2012 and the first six months of 2012 compared to the same periods in 2011, respectively. The remaining increase in research and development costs during the second quarter of 2012 and the first six months of 2012 is primarily due to increased third-party contractor and human resource costs. Third-party contractor and human resource costs have increased as we continue to invest in our product development efforts, including our direct marketing offerings. Additionally, research and development costs increased during the second quarter 2012 and the first six months of 2012 due to a decrease in the amount of software development costs that were capitalized during 2012 when compared to the same periods in 2011.
General and administrative

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
General and administrative expense	$21.8	$9.2	$12.6	137%	$36.3	$18.4	$17.9	97%
% of revenue	20%	10%			18%	10%

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

Included in general and administrative expense for the second quarter of 2012 and the first six months of 2012 is $1.8 million and $2.1 million of expenses attributable to acquired companies, respectively. Excluding the expense from acquired companies, general and administrative expense increased $10.8 million, or 117%, and $15.8 million, or 86%, during the second quarter of 2012 and the first six months of 2012 compared to the same periods in 2011, respectively. The remaining increase in general and administrative expense for both the second quarter of 2012 and the first six months of 2012 was primarily due to increases in professional fees, acquisition-related costs, acquisition integration costs, and human resource costs. Professional fees increased $2.1 million and $4.5 million during the second quarter of 2012 and the first six months of 2012 compared to the same periods in 2011, respectively, primarily due to strategic investments we are making in our business optimization efforts and the re-engineering of our accounting processes. The increase in acquisition-related costs and acquisition integration costs of $7.2 million and $8.3 million during the second quarter of 2012 and the six months of 2012 compared to the same period in 2011, respectively, related to the acquisition of Convio. The remaining increase was attributable to an increase in human resource costs from increased headcount to support our growing operations.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Non-GAAP income from operations
The operating results analyzed below are presented on a non-GAAP basis in that the results exclude the impact of (i) the writedown of Convio's deferred revenue balance, (ii) stock-based compensation expense, (iii) amortization expense, (iv) acquisition-related expenses, (v) acquisition integration costs, (vi) a write-off of prepaid proprietary software licenses and (vii) impairment of cost method investment and (viii) gain on sale of assets. We believe that the exclusion of these costs allows us and investors to better understand our operating expenses and cash needs, particularly when evaluating current performance against prior periods.

	Three months ended June 30,				Six months ended June 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
GAAP income (loss) from operations	$(1.9)	$14.5	$(16.4)	(113)%	$3.4	$24.3	$(20.9)	(86)%

Non-GAAP adjustments:
Add: Convio deferred revenue writedown	3.5	—	3.5	100%	3.5	—	3.5	100%
Add: Stock-based compensation expense	5.8	3.5	2.3	66%	9.6	7.3	2.3	32%
Add: Amortization of intangibles from
business combinations	4.1	1.9	2.2	116%	6.1	3.7	2.4	65%
Add: Acquisition-related expenses	4.2	—	4.2	100%	6.4	1.1	5.3	482%
Add: Acquisition integration costs	3.0	—	3.0	100%	3.0	—	3.0	100%
Add: Write-off of prepaid proprietary
software licenses	0.4	—	0.4	100%	0.4	—	0.4	100%
Add: Impairment of cost method investment	0.2	—	0.2	100%	0.2	—	0.2	100%
Less: Gain on sale of assets	—	—	—	—%	—	(0.5)	0.5	(100)%
Total Non-GAAP adjustments	21.2	5.4	15.8	293%	29.2	11.6	17.6	152%
Non-GAAP income from operations	$19.3	$19.9	$(0.6)	(3)%	$32.6	$35.9	$(3.3)	(9)%
Non-GAAP operating margin	17%	21%			16%	20%

The decrease in non-GAAP income from operations during the second quarter of 2012 and the first six months of 2012 compared to the same periods in 2011 is principally attributable to strategic investments we are making in our business optimization efforts and the re-engineering of our accounting processes. Additionally, incremental investments we are making to improve the performance of our hosting services resulted in both a decrease in non-GAAP income from operations and non-GAAP operating margin for the six months ended June 30, 2012 compared to the same period in 2011.
Interest expense
Interest expense increased $1.4 million and $1.6 million during the second quarter of 2012 and the first six months of 2012 compared to the same periods in 2011. These increases in interest expense are directly related to the borrowings we incurred to fund our acquisition of Convio in May 2012.
Income tax provision
The estimated annual effective tax rate for 2012 is 47.9%, which excludes period-specific items. Following is our effective tax rate, including the effects of period-specific items, for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Effective tax rate	34.1%	36.3%	64.0%	32.2%

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

There were no material period-specific items recorded in the three months and six months ended June 30, 2012. Period-specific items recorded in the three months and six months ended June 30, 2011 included a decrease of $1.0 million in the valuation allowance for certain state net operating loss carryforwards, which reduced income tax expense. The increase in our effective tax rate during the six months ended June 30, 2012 compared to the same period in 2011 was primarily a result of the expiration of the federal research and development tax credit at the end of 2011, certain nondeductible transaction costs associated with the purchase of Convio, a lower percentage of our profits being earned in lower rate international jurisdictions and the impact of permanent and discrete items as a percentage of year-to-date pretax income relative to the expected full year pretax income.
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
The amount of unrecognized tax benefit that, if recognized, would favorably affect our effective rate as of June 30, 2012 was $1.8 million. We have taken positions in certain taxing jurisdictions related to state nexus issues for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of state income tax reviews and the expiration of statutes of limitations. The reasonably possible decrease was not material at June 30, 2012.

Liquidity and capital resources
At June 30, 2012, cash and cash equivalents totaled $21.2 million, compared to $52.5 million at December 31, 2011. The $31.3 million decrease in cash and cash equivalents during the first six months of 2012 is principally attributable to the payment of dividends of $10.8 million, the purchase of computer equipment and software of $11.6 million and the use of $20.5 million of cash on hand and net borrowings of $259.6 million to acquire Convio, partially offset by cash generated from operations of $10.9 million.
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
We have drawn on our credit facility from time to time to help us meet short-term financial needs, such as business acquisitions and purchase of common stock under our repurchase program. In February 2012, we amended and restated our credit facility to increase the available borrowing capacity to $325.0 million. The amended credit facility matures in February 2017. We believe our amended credit facility will provide us with sufficient flexibility to meet our future financial needs. At June 30, 2012, we had $259.6 million of outstanding borrowings under our credit facility. In connection with our acquisition of Convio in May 2012, we borrowed approximately $312.0 million under our credit facility.
At June 30, 2012, we were in compliance with our debt covenants under our credit facility. Following is a summary of our financial covenants:

Financial Covenant	Requirement	Ratio as of June 30, 2012
Leverage Ratio	< 3.25 to 1.0	2.96 to 1.00
Interest Coverage Ratio	> 3.50 to 1.0	52.85 to 1.00
Maximum Capital Expenditures	$40 million for the fiscal year ended December 31, 2012	Not applicable
At June 30, 2012, our total cash and cash equivalents balance includes approximately $13.4 million of cash that was held by operations outside the U.S. While these funds are not needed to fund our U.S. operations for at least the next 12 months, if we need these funds, we would be required to accrue and pay taxes to repatriate the funds. Our current plans do not anticipate a need to repatriate them to fund our U.S. operations.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Operating cash flow
Net cash provided by operating activities of $10.9 million decreased by $27.4 million during the first six months of 2012 when compared to the same period in 2011. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.
Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities and deferred revenue. Cash flow from operations associated with working capital decreased $15.9 million in the first six months of 2012 when compared to the same period in 2011. This net decrease is principally due to an increase in our days sales outstanding that resulted in less cash collections on accounts receivable during the first six months of 2012, an increase in the amount of cash paid for taxes and a decrease in the amount of accrued bonus.
Investing cash flow
The increase in cash used for investing activities during the first six months of 2012 is due to the acquisition of Convio in May 2012. As of June 30, 2012, we spent $11.6 million on computer equipment and software associated with the infrastructure that supports our subscription-based offerings. We expect to continue making similar investments in our infrastructure and expect our full year 2012 capital expenditures to be in the range of $20.0 million to $25.0 million.
Financing cash flow
During the first six months of 2012, we received proceeds from borrowings of $312.0 million under our credit facility to fund the acquisition of Convio and made debt repayments of $52.4 million. Additionally, we used the net borrowings to fund the acquisition of Convio. We paid dividends of $10.8 million which was relatively consistent with the amount paid in 2011.
Commitments and contingencies
As of June 30, 2012, we had future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating leases	$95.3	$5.3	$10.3	$25.2	$54.5
Debt and interest	272.0	168.7	31.8	71.5	—
Total	$367.3	$174.0	$42.1	$96.7	$54.5
Under our credit facility, we have the ability to extend the maturity of our short-term loans by rolling them at their maturity into new loans with the same or longer maturities. Our commitments related to operating leases have not been reduced by the future minimum lease commitments under sublease agreements, incentive payments and reimbursement of leasehold improvements.
Included in the table above is $12.4 million of interest. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt and length of time the debt is outstanding, which could be different from our assumptions used in the above table.
We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total remaining minimum purchase commitments under these arrangements at June 30, 2012, were approximately $16.4 million through 2014. We incurred expense under these arrangements of $2.5 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $4.1 million and $2.3 million for the six months ended June 30, 2012 and 2011, respectively.
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

Foreign currency exchange rates
Approximately 15% of our total net revenue for the six months ended June 30, 2012 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive income as a component of stockholders’ equity, was a loss of $1.0 million and $1.1 million at June 30, 2012 and December 31, 2011, respectively.
The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During second quarter in 2012, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates have had a material impact on our consolidated results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.

Item 3. Quantitative and qualitative disclosures about market risk
We have market rate sensitivity for interest rates and foreign currency exchange rates. Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments. Due to the nature of our debt, we have concluded that we face no material market risk exposure as of June 30, 2012. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.

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
Changes in internal control over financial reporting
In connection with the acquisition of Convio, the Company has performed certain due diligence procedures related to Convio's financial reporting and disclosure controls. As part of the ongoing integration, the Company will continue to assess the overall control environment of this business. No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Blackbaud, Inc.

PART II. OTHER INFORMATION

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about shares of common stock repurchased during the three months ended June 30, 2012 under our stock repurchase program, as well as common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, April 1, 2012				$50,000
April 1, 2012 through April 30, 2012	2,150	$32.39	—	$50,000
May 1, 2012 through May 31, 2012	11,085	$27.71	—	$50,000
June 1, 2012 through June 30, 2012	2,502	$25.91	—	$50,000
Total	15,737	$28.06	—	$50,000

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

BLACKBAUD, INC.

Date:	August 7, 2012	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date:	August 7, 2012	By:	/s/ Anthony W. Boor
Anthony W. Boor
Senior Vice President and Chief Financial Officer