Form 10-Q
period 2012-09-30
BLACKBAUD INC
filed 2012-11-06
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of October 25, 2012 was 45,163,365.

BLACKBAUD, INC.

Safe Harbor Cautionary Statement
This Quarterly Report on Form 10-Q, including the section titled “Management's discussion and analysis of financial condition and results of operations” in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, our ability to successfully integrate acquired businesses and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “likely,” “will,” “should,” “believes,” “estimates,” “seeks,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause actual results to differ materially from our expectations expressed in the report include: general economic risks; lengthy sales and implementation cycles, particularly in larger organizations; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; management of integration of recently acquired companies and other risks associated with acquisitions; the ability to attract and retain key personnel; risks associated with successful implementation of multiple integrated software products; risks related to our dividend policy and stock repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by the credit facility; risks associated with management of growth; technological changes that make our products and services less competitive; and the other risk factors set forth from time to time in our SEC filings. Factors that could cause or contribute to such differences include, but are not limited to, those summarized under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2011, and our quarterly reports on Forms 10-Q. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we do not intend, and undertake no obligation to revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I- FINANCIAL INFORMATION
Item 1.        Financial Statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$25,582	$52,520
Donor restricted cash	25,993	40,205
Accounts receivable, net of allowance of $4,663 and $3,913 at September 30, 2012 and December 31, 2011, respectively	83,351	62,656
Prepaid expenses and other current assets	37,549	31,016
Deferred tax asset, current portion	3,673	1,551
Total current assets	176,148	187,948
Property and equipment, net	42,858	34,397
Deferred tax asset	521	29,376
Goodwill	263,172	90,122
Intangible assets, net	173,736	44,660
Other assets	9,213	6,087
Total assets	$665,648	$392,590
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$10,115	$13,464
Accrued expenses and other current liabilities	39,668	32,707
Donations payable	25,993	40,205
Debt, current portion	10,000	—
Deferred revenue, current portion	177,218	153,665
Total current liabilities	262,994	240,041
Debt, net of current portion	235,000	—
Deferred tax liability	5,052	—
Deferred revenue, net of current portion	10,425	9,772
Other liabilities	4,518	2,775
Total liabilities	517,989	252,588
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 54,243,438 and 53,959,532 shares issued at September 30, 2012 and December 31, 2011, respectively	54	54
Additional paid-in capital	198,825	175,401
Treasury stock, at cost; 9,089,110 and 9,019,824 shares at September 30, 2012 and December 31, 2011, respectively	(168,239)	(166,226)
Accumulated other comprehensive loss	(2,043)	(1,148)
Retained earnings	119,062	131,921
Total stockholders’ equity	147,659	140,002
Total liabilities and stockholders’ equity	$665,648	$392,590
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of comprehensive income
(Unaudited)

(in thousands, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
License fees	$4,465	$4,952	$16,154	$14,600
Subscriptions	47,414	26,091	113,399	75,893
Services	34,463	29,605	90,211	82,916
Maintenance	34,499	32,898	101,945	97,341
Other revenue	1,631	1,867	5,659	5,073
Total revenue	122,472	95,413	327,368	275,823
Cost of revenue
Cost of license fees	728	828	2,162	2,610
Cost of subscriptions	19,616	10,625	49,151	30,260
Cost of services	26,438	20,009	71,779	59,190
Cost of maintenance	6,789	6,521	18,944	18,807
Cost of other revenue	1,557	1,708	4,672	4,253
Total cost of revenue	55,128	39,691	146,708	115,120
Gross profit	67,344	55,722	180,660	160,703
Operating expenses
Sales and marketing	26,279	18,745	70,879	57,081
Research and development	19,205	11,719	47,365	35,212
General and administrative	14,985	8,975	51,239	27,353
Impairment of cost method investment	—	—	200	—
Amortization	690	249	1,417	728
Total operating expenses	61,159	39,688	171,100	120,374
Income from operations	6,185	16,034	9,560	40,329
Interest income	38	55	118	133
Interest expense	(1,976)	(59)	(3,629)	(143)
Other income (expense), net	382	(107)	(66)	178
Income before provision for income taxes	4,629	15,923	5,983	40,497
Income tax provision	1,804	5,709	2,670	13,628
Net income	$2,825	$10,214	$3,313	$26,869
Earnings per share
Basic	$0.06	$0.23	$0.08	$0.62
Diluted	$0.06	$0.23	$0.07	$0.61
Common shares and equivalents outstanding
Basic weighted average shares	44,172,836	43,548,494	44,077,911	43,449,958
Diluted weighted average shares	44,718,101	44,147,911	44,650,028	44,045,438
Dividends per share	$0.12	$0.12	$0.36	$0.36

Other comprehensive loss
Foreign currency translation adjustment	(123)	(273)	(12)	(104)
Unrealized loss on derivative instruments, net of tax	(319)	—	(883)	—
Total other comprehensive loss	(442)	(273)	(895)	(104)
Comprehensive income	$2,383	$9,941	$2,418	$26,765
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities
Net income	$3,313	$26,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,433	12,376
Provision for doubtful accounts and sales returns	4,212	3,708
Stock-based compensation expense	14,455	10,913
Excess tax benefits from stock-based compensation	(81)	(532)
Deferred taxes	2,670	6,511
Impairment of cost method investment	200	—
Gain on sale of assets	—	(549)
Other non-cash adjustments	444	(156)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	(11,965)	(5,818)
Prepaid expenses and other assets	(5,609)	(992)
Trade accounts payable	(1,313)	901
Accrued expenses and other liabilities	(3,618)	799
Donor restricted cash	14,273	(7,598)
Donations payable	(14,273)	7,598
Deferred revenue	15,528	14,593
Net cash provided by operating activities	39,669	68,623
Cash flows from investing activities
Purchase of property and equipment	(15,427)	(12,997)
Purchase of net assets of acquired companies, net of cash acquired	(280,687)	(16,475)
Capitalized software development costs	(572)	(1,012)
Proceeds from sale of assets	—	874
Net cash used in investing activities	(296,686)	(29,610)
Cash flows from financing activities
Proceeds from issuance of debt	315,000	—
Payments on debt	(70,000)	—
Payments of deferred financing costs	(2,440)	(767)
Proceeds from exercise of stock options	3,105	1,973
Excess tax benefits from stock-based compensation	81	532
Dividend payments to stockholders	(16,248)	(16,035)
Payments on capital lease obligations	—	(35)
Net cash provided by (used in) financing activities	229,498	(14,332)
Effect of exchange rate on cash and cash equivalents	581	(656)
Net increase (decrease) in cash and cash equivalents	(26,938)	24,025
Cash and cash equivalents, beginning of period	52,520	28,004
Cash and cash equivalents, end of period	$25,582	$52,029

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity
(Unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2010	53,316,280	$53	$158,372	$(161,186)	$(812)	$120,042	$116,469
Net income	—	—	—	—	—	33,220	33,220
Payment of dividends	—	—	—	—	—	(21,429)	(21,429)
Exercise of stock options, stock appreciation rights and restricted stock units	262,428	1	2,040	—	—	—	2,041
Surrender of 176,942 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	(5,040)	—	—	(5,040)
Tax impact of exercise of equity-based compensation	—	—	193	—	—	—	193
Stock-based compensation	—	—	14,796	—	—	88	14,884
Restricted stock grants	502,426	—	—	—	—	—	—
Restricted stock cancellations	(121,602)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(336)	—	(336)
Balance at December 31, 2011	53,959,532	$54	$175,401	$(166,226)	$(1,148)	$131,921	$140,002
Net income	—	—	—	—	—	3,313	3,313
Payment of dividends	—	—	—	—	—	(16,248)	(16,248)
Exercise of stock options, stock appreciation rights and restricted stock units	328,684	—	3,105	—	—	—	3,105
Surrender of 69,286 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	(2,013)	—	—	(2,013)
Tax impact of exercise of equity-based compensation	—	—	81	—	—	—	81
Stock-based compensation	—	—	14,379	—	—	76	14,455
Equity-based awards assumed in business combination	—	—	5,859	—	—	—	5,859
Restricted stock grants	78,942	—	—	—	—	—	—
Restricted stock cancellations	(123,720)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(895)	—	(895)
Balance at September 30, 2012	54,243,438	$54	$198,825	$(168,239)	$(2,043)	$119,062	$147,659

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We provide on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of September 30, 2012, we had over 27,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare as well as international foreign affairs.
2. Summary of significant accounting policies
Unaudited interim consolidated financial statements
The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated balance sheet at December 31, 2011, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, and other forms filed with the SEC from time to time.
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
Revenue recognition
Our revenue is primarily generated from the following sources: (i) charging for the use of our software products in a hosted environment; (ii) selling perpetual licenses of our software products; (iii) providing professional services including implementation, training, consulting, analytic, hosting and other services; and (iv) providing software maintenance and support services.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Subscriptions
We provide hosting services to customers who have purchased perpetual rights to certain of our software products (hosting services). Revenue from hosting services, as well as data enrichment services, data management services and online training programs is recognized ratably beginning on the activation date over the term of the agreement, which generally ranges from one to three years. Any related set-up fees are recognized ratably over the estimated period that the customer benefits from the related hosting service.
We make certain of our software products available for use in hosted application arrangements without licensing perpetual rights to the software (hosted applications). Revenue from hosted applications is recognized ratably beginning on the activation date over the term of the agreement, which generally ranges from one to three years. Any revenue related to upfront activation, set-up or implementation fees is recognized ratably over the estimated period that the customer benefits from the related hosted application. Direct and incremental costs relating to activation, set-up and implementation for hosted applications are capitalized until the hosted application is deployed and in use, and then expensed over the estimated period that the customer benefits from the related hosted application.
For arrangements that have multiple elements and do not include software licenses, we allocate arrangement consideration at the inception of the arrangement to those elements that qualify as separate units of accounting. The arrangement consideration is allocated to the separate units of accounting based on relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor specific objective evidence (VSOE) if available; (ii) third-party evidence (TPE) if VSOE is not available; and (iii) best estimate of selling price if neither VSOE nor TPE is available. In general, we use VSOE to allocate the selling price to subscription and service deliverables.
Revenue from transaction processing fees is recognized when the amounts are determined, reported and billed. Credit card fees directly associated with processing donations for customers are included in subscriptions revenue, net of related transaction costs.
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
We sell software licenses with maintenance, varying levels of professional services and, in certain instances, with hosting services. We allocate revenue to each of the elements in these arrangements using the residual method under which we first allocate revenue to the undelivered elements, typically the non-software license components, based on objective evidence of the fair value of the various elements. We determine the fair value of the various elements using different methods. Fair value for maintenance services associated with software licenses is based upon renewal rates stated in the agreements with customers, which vary according to the level of support service provided under the maintenance program. Fair value of professional services and other products and services is based on sales of these products and services to other customers when sold on a stand-alone basis. Any remaining revenue is allocated to the delivered elements which is normally the software license in the arrangement.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

When a software license is sold with software customization services, generally the services are to provide customer support for assistance in creating special reports and other enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are not essential to the functionality of the software. However, when software customization services are considered essential to the functionality of the software, we recognize revenue for both the software license and the services using the percentage-of-completion method.
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
We sell training at a fixed rate for each specific class at a per attendee price or at a packaged price for several attendees, and recognize the related revenue upon the customer attending and completing training. Additionally, we sell fixed-rate programs, which permit customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions, and revenue is recognized ratably over this contract period.
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
Our financial assets and liabilities are classified in their entirety within the hierarchy based on the lowest level of input that is significant to fair value measurement. Changes to a financial assets' or liabilities' level within the fair value hierarchy are determined as of the end of a reporting period.

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
We record all derivative instruments on our consolidated balance sheets at fair value. Gains and losses on derivatives designated as effective cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Gains and losses on ineffective hedges are recognized currently in earnings.
Goodwill
The change in goodwill for each reportable segment during the nine months ended September 30, 2012, consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Target Analytics	Other	Total
Balance at December 31, 2011	$23,023	$26,437	$5,389	$33,177	$2,096	$90,122
Additions related to business combinations	115,867	55,339	1,730	—	—	172,936
Additions related to prior year business combinations	—	—	41	—	—	41
Effect of foreign currency translation	—	—	73	—	—	73
Balance at September 30, 2012	$138,890	$81,776	$7,233	$33,177	$2,096	$263,172

 Amortization expense
Amortization expense related to finite-lived intangible assets acquired in business combinations is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on the revenue stream to which the asset contributes and the nature of the intangible asset. The following table summarizes amortization expense for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Included in cost of revenue:
Cost of license fees	$119	$158	$366	$479
Cost of subscriptions	4,044	823	7,732	2,440
Cost of services	571	394	1,450	1,172
Cost of maintenance	114	221	608	726
Cost of other revenue	18	18	56	56
Total included in cost of revenue	4,866	1,614	10,212	4,873
Included in operating expenses	690	249	1,417	728
Total	$5,556	$1,863	$11,629	$5,601

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Recently adopted accounting pronouncements
Effective January 1, 2012, we adopted ASU 2011-05, Presentation of Comprehensive Income, which (i) eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity and (ii) requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements. We have presented each component of net income and OCI in a single continuous statement.
Effective January 1, 2012, we adopted ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, which amends ASC 820, Fair Value Measurement. ASU 2011-04 provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS) and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. ASU 2011-04 is effective for entities prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

Recently issued accounting pronouncements
In July 2012 the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test currently required by ASC Topic 350-30 on general intangibles other than goodwill. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, provided that the entity has not yet issued its financial statements. We do not anticipate any material impact from the adoption of ASU 2012-02.
3. Business combinations
Convio
In May 2012, we completed our acquisition of Convio, Inc. (Convio), for approximately $329.8 million in cash consideration and the assumption of unvested equity awards valued at approximately $5.9 million, for a total of $335.7 million. Convio was a leading provider of on-demand constituent engagement solutions that enabled nonprofit organizations to more effectively raise funds, advocate for change and cultivate relationships. The acquisition of Convio expands our subscription and online offerings and accelerates our evolution to a subscription-based revenue model. As a result of the acquisition, Convio has become a wholly-owned subsidiary of ours. The results of operations of Convio are included in our consolidated financial statements from the date of acquisition. Since the date of acquisition through September 30, 2012, total revenue from Convio was $31.3 million. Because we have integrated a substantial amount of the Convio operations, it is impracticable to determine the operating costs attributable solely to the acquired business. During the nine months ended September 30, 2012, we incurred $6.4 million of acquisition-related costs associated with the acquisition of Convio, which were recorded in general and administrative expense.
We financed the acquisition of Convio through cash on hand and borrowings of $312.0 million under our amended credit facility. In connection with closing the Convio acquisition, we designated Convio as a material domestic subsidiary under our credit facility. As a material domestic subsidiary, Convio guarantees amounts outstanding under the credit facility and pledges certain stock of its subsidiaries.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Management is currently in the process of finalizing the purchase price allocation for this transaction. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

(in thousands)
Net working capital, excluding deferred revenue	$54,912
Property and equipment	6,475
Other long term assets	75
Deferred revenue	(7,917)
Deferred tax liability	(30,457)
Intangible assets and liabilities	139,650
Goodwill	172,936
$335,674

The estimated fair value of accounts receivable acquired approximates the contractual value of $12.8 million. The goodwill recognized is attributable primarily to the assembled workforce of Convio and the opportunities for expected synergies. None of the goodwill arising in the acquisition is deductible for income tax purposes. The estimated amount of goodwill assigned to the Enterprise Customer Business Unit, or ECBU, the General Markets Business Unit, or GMBU, the International Business Unit, or IBU, reporting segments was $115.9 million, $55.3 million, and $1.7 million, respectively. The acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired	Weighted average amortization period
	(in thousands)	(in years)
Customer relationships	$53,000	15
Marketing assets	7,800	7
Acquired technology	69,000	8
In-process research and development	9,100	Indefinite
Non-compete agreements	1,440	2
Unfavorable leasehold interests	(690)	7
	$139,650

The fair value of the intangible assets was based on the income approach, cost approach, relief of royalty rate method and excess earnings methods. Customer relationships are amortized on an accelerated basis. Marketing assets, acquired technology and non-compete agreements are amortized on a straight-line basis. In-process research and development has been placed into service since the time of acquisition and is amortized on a straight-line basis over a weighted average amortization period of seven years.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The following unaudited pro forma condensed consolidated results of operations assume that the acquisition of Convio occurred on January 1, 2011. This unaudited pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and should not be relied upon as being indicative of the historical results that would have been attained had the transaction been consummated as of January 1, 2011, or of the results that may occur in the future.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Revenue	$122,472	$116,451	$356,836	$335,776
Net income (loss)	$2,825	$6,015	$(3,154)	$12,968
Basic earnings (loss) per share	$0.06	$0.14	$(0.07)	$0.30
Diluted earnings (loss) per share	$0.06	$0.14	$(0.07)	$0.29
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2012	2011	2012	2011
Numerator:
Net income, as reported	$2,825	$10,214	$3,313	$26,869
Denominator:
Weighted average common shares	44,172,836	43,548,494	44,077,911	43,449,958
Add effect of dilutive securities:
Employee equity-based compensation	545,265	599,417	572,117	595,480
Weighted average common shares assuming dilution	44,718,101	44,147,911	44,650,028	44,045,438
Earnings per share:
Basic	$0.06	$0.23	$0.08	$0.62
Diluted	$0.06	$0.23	$0.07	$0.61

The following shares and potential shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Shares excluded from calculations of diluted earnings per share	604,243	357,090	121,488	372,380

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

5. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Deferred sales commissions	$17,056	$16,452
Prepaid software maintenance and royalties	9,130	7,007
Taxes, prepaid and receivable	4,142	343
Deferred professional services costs	2,887	3,098
Other	4,334	4,116
Total prepaid expenses and other current assets	$37,549	$31,016
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Taxes payable	$8,034	$4,384
Accrued commissions and salaries	6,027	6,475
Accrued bonuses	9,763	9,832
Customer credit balances	4,257	3,762
Other	11,587	8,254
Total accrued expenses and other current liabilities	$39,668	$32,707
7. Debt
Credit facility
In February 2012, we amended and restated our credit facility to a $325.0 million five-year credit facility. The credit facility includes the following facilities: (i) a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans, and (ii) a delayed draw term loan. The credit facility is secured by the stock and limited liability company interests of certain subsidiaries that were pledged as part of the closing. Amounts outstanding under the credit facility will be guaranteed by our material domestic subsidiaries, if any. In connection with closing the Convio acquisition, we designated Convio as a material domestic subsidiary under the credit facility. As a material domestic subsidiary, Convio guarantees amounts outstanding under the credit facility and pledges certain stock of its subsidiaries.
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
We also pay a quarterly commitment fee on the unused portion of the revolving credit facility from 0.20% to 0.35% per annum, depending on our leverage ratio. At September 30, 2012, the commitment fee was 0.35%.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Under the credit facility, we have the ability to choose either Base Rate Loans or LIBOR Loans. Base Rate borrowings mature in February 2017. LIBOR Loans can be one, two, three or six month maturities (or, if agreed to by the applicable lenders, nine or twelve months), and rollover automatically, if we take no other action, at their maturity into Base Rate Loans. We evaluate the classification of our debt based on the maturity of individual borrowings and any roll-over of borrowings subsequent to the balance sheet date, but prior to issuance of the consolidated financial statements.
During the third quarter of 2012, we changed the classification of our Libor Loans to long-term to correct the classification of these loans at June 30, 2012 based on our ability to roll those borrowings to long-term debt under the credit facility as discussed above. As a result, we reclassified $155.0 million of borrowings outstanding at June 30, 2012 from short-term to long-term.
The credit facility includes financial covenants related to the consolidated leverage ratio and consolidated interest ratio, as well as restrictions on the maximum amount of annual capital expenditures, our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At September 30, 2012, we were in compliance with our debt covenants under the credit facility.
The following table summarizes our debt as of September 30, 2012. We had no borrowings outstanding as of December 31, 2011. The effective interest rate includes our interest cost incurred and the effect of interest rate swap agreements.

	Debt balance at	Effective interest rate at
(in thousands, except percentages)	September 30, 2012	September 30, 2012
Credit facility:
Revolving credit loans	$150,000	2.65%
Term loans	95,000	3.14%
Total debt	245,000	2.84%
Less: Current portion of long-term debt	10,000
Long-term debt	$235,000
We believe the carrying amount of our credit facility approximates its fair value at September 30, 2012, due to the variable rate nature of the debt. As LIBOR rates are observable at commonly quoted intervals, it is classified within Level 2 of the fair value hierarchy.
As of September 30, 2012, the required annual maturities related to our credit facility were as follows:

Year ending December 31, (in thousands)
2012 - remaining	$2,500
2013	10,000
2014	13,750
2015	15,000
2016	15,000
Thereafter	188,750
Total required maturities	$245,000
Deferred financing costs
In connection with our credit facility entered into in February 2012, we paid $2.4 million of financing costs, which is being amortized over the term of the new facility. As of September 30, 2012 and December 31, 2011, deferred financing costs totaling $2.7 million and $0.8 million, respectively, are included in other assets on the consolidated balance sheet.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

8. Derivative instruments
We use derivative instruments to manage interest rate risk. In May 2012, we entered into two interest rate swap agreements which effectively convert portions of our variable rate debt under our credit facility to a fixed rate for the terms of the swap agreements. The aggregate notional value of the swap agreements was $150.0 million with effective dates beginning in May 2012. We designated the swap agreements as cash flow hedges at the inception of the contracts.
The fair values of our derivative instruments as of September 30, 2012, were as follows:

	September 30, 2012
	Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Interest rate swaps	Other liabilities	$1,447
Total derivative instruments designated as hedging instruments		$1,447
We did not have derivative instruments as of December 31, 2011. The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.
The effects of derivative instruments in cash flow hedging relationships for the three and nine months ended September 30, 2012, were as follows:

	Loss recognized in accumulated other comprehensive loss	Location of loss reclassified from accumulated other comprehensive loss into income	Loss reclassified from accumulated other comprehensive loss into income
	September 30,		Three months ended September 30,	Nine months ended September 30,
(in thousands)	2012		2012	2012
Interest rate swaps	$(1,447)	Interest expense	$(194)	$(258)
The tax benefit allocated to the loss recognized in accumulated other comprehensive loss was $0.2 million for the three months ended September 30, 2012, and $0.6 million for the nine months ended September 30, 2012, respectively. There was no ineffective portion of our interest swaps during the nine months ended September 30, 2012.
9. Commitments and contingencies
Leases
We lease our headquarters facility under a 15-year lease agreement which was entered into in October 2008, and has two five-year renewal options. The current annual base rent of the lease is $3.9 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse us an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During each of the three and nine month periods ended September 30, 2012 and 2011, rent expense was reduced by $67,000 and $200,000, respectively, related to this lease provision. The $4.0 million leasehold improvement allowance has been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

In our acquisition of Convio, we assumed a lease for office space in Austin, Texas which terminates on September 30, 2023, and has two five-year renewal options. Under the terms of the lease, we will increase our leased space by approximately 20,000 square feet on July 31, 2016. The current annual base rent of the lease is $2.1 million. The terms of the agreement include a rent holiday during the first year and base rent that escalates annually thereafter between 2% and 4%. The related rent expense is recorded on a straight-line basis over the length of the lease term. In addition, we are entitled to an allowance of approximately $3.3 million from the lessor for leasehold improvements, allocated among the existing and new expansion premises. We have a standby letter of credit for a security deposit for this lease of $2.0 million.
Additionally, we have subleased a portion of our facilities under various agreements extending through 2013. Under these agreements, rent expense was reduced by $0.1 million during both the three months ended September 30, 2012 and 2011, respectively, and $0.3 million during both the nine months ended September 30, 2012 and September 30, 2011, respectively. We have also received, and expect to receive through 2023, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.4 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $1.6 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively. Total rent expense was $2.3 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively and $5.4 million and $3.7 million for the nine months ended September 30, 2012 and 2011, respectively.
Additionally, we lease various office space and equipment under operating leases. We also have various non-cancelable capital leases for computer equipment and furniture that are not significant.
 As of September 30, 2012, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31,	Operating
(in thousands)	leases
2012 – remaining	$2,539
2013	10,428
2014	9,032
2015	7,960
2016	7,056
Thereafter	46,460
Total minimum lease payments	$83,475
Other commitments
We utilize third-party relationships in conjunction with our products and services, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. As of September 30, 2012, the remaining aggregate minimum purchase commitment under these arrangements is approximately $5.5 million through 2014. We incurred expense under these arrangements of $0.6 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively, and $1.0 million and $3.6 million for the nine months ended September 30, 2012 and 2011, respectively.
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

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

10. Income taxes
We calculated the provision for income taxes for the three and nine months ended September 30, 2012, using the 2012 projected annual effective tax rate of 46.9%, which excludes period-specific items. Our effective tax rate, including the effects of period-specific events, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Effective tax rate	39.0%	35.9%	44.6%	33.7%

Period-specific items recorded in the nine months ended September 30, 2012, included a reduction of unrecognized tax benefits. Period-specific items recorded in the nine months ended September 30, 2011, included a decrease of $1.0 million in the valuation allowance for certain state net operating loss carryforwards, which reduced income tax expense. The increase in our effective tax rate during the nine months ended September 30, 2012, compared to the same period in 2011 was primarily a result of the expiration of the federal research and development tax credit at the end of 2011, certain nondeductible transaction costs associated with the purchase of Convio, a lower percentage of our profits being earned in lower rate international jurisdictions and the impact of permanent and discrete items as a percentage of year-to-date pretax income relative to the expected full year pretax income.
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
We recognized excess tax benefits of stock-based compensation deductions of $0.1 million and $0.5 million during the nine months ended September 30, 2012 and 2011, respectively. We were unable to recognize additional excess tax benefits of stock-based compensation deductions generated during 2012 because the deductions did not reduce income tax payable after considering our net operating loss carryforwards. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future taxable income. We recorded net excess tax benefits on stock option and stock appreciation right exercises and restricted stock vesting of $0.1 million and $0.2 million in stockholders’ equity during the nine months ended September 30, 2012 and 2011, respectively.
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $2.8 million at September 30, 2012. The increase from December 31, 2011 is due to uncertain tax positions taken in the current year regarding prior periods. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties was not material to the consolidated balance sheets as of September 30, 2012 or December 31, 2011, or to the consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 or 2011. It is reasonably possible that approximately $0.7 million of the total amount of unrecognized tax benefits will decrease within the next twelve months due to expiration of statutes of limitations and finalization of state income tax reviews.
During the nine months ended September 30, 2012, we provided for U.S. income and foreign withholding taxes on Canadian undistributed earnings. The remaining portion of non-U.S. subsidiaries undistributed earnings is intended to be indefinitely reinvested in the international operations; upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to adjustments for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if the indefinitely reinvested earnings were to be distributed. On a regular basis, cash forecasts are developed to estimate cash needs internationally and domestically. Projected cash needs are considered for, among other things, investments in existing businesses, potential acquisitions and capital transactions, including debt repayments. This analysis enables us to conclude whether or not the current period's foreign earnings will be indefinitely reinvested.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

11. Stock-based compensation

During the nine months ended September 30, 2012, we issued 78,942 shares of restricted stock and 77,803 stock appreciation rights with an aggregate grant date fair value of approximately $2.1 million and $0.6 million, respectively. In addition, we assumed 63,439 stock options and 331,196 restricted stock units in the acquisition of Convio. No stock options or performance-based restricted stock units were issued in the nine months ended September 30, 2012.
Stock-based compensation expense is allocated to expense categories on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Included in cost of revenue:
Cost of subscriptions	$308	$80	$734	$407
Cost of services	854	491	1,911	1,395
Cost of maintenance	101	193	301	573
Total included in cost of revenue	1,263	764	2,946	2,375
Included in operating expenses:
Sales and marketing	714	305	1,734	934
Research and development	980	759	2,478	2,273
General and administrative	1,874	1,759	7,297	5,331
Total included in operating expenses	3,568	2,823	11,509	8,538
Total	$4,831	$3,587	$14,455	$10,913
12. Stockholders’ equity
Dividends
In February 2012, our Board of Directors approved an annual dividend of $0.48 per share. The following table provides information with respect to quarterly dividends paid on common stock during the nine months ended September 30, 2012.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2012	$0.12	March 5	March 15
May 2012	$0.12	May 25	June 15
August 2012	$0.12	August 28	September 14
In October 2012, our Board of Directors declared a fourth quarter dividend of $0.12 per share payable on December 14, 2012, to stockholders of record on November 28, 2012.
13. Segment information
As of September 30, 2012, our reportable segments were as follows: the ECBU, the GMBU, the IBU, and Target Analytics. Following is a description of each reportable segment:

•	The ECBU is focused on marketing, sales, delivery and support to large and/or strategic, specifically identified named prospects and customers in North America;

•	The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

customers in North America that are not specifically identified as ECBU prospects and customers;

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America; and

•	Target Analytics is focused on marketing, sales and delivery of analytics services to all prospects and customers in North America.
Our chief operating decision maker is our chief executive officer, or CEO. The CEO reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. The CEO uses internal financial reports that provide segment revenues and operating income, excluding stock-based compensation expense, amortization expense, depreciation expense, research and development expense and certain corporate sales, marketing, general and administrative expenses. Currently, the CEO believes that the exclusion of these costs allows for a better understanding of the operating performance of the operating units and management of other operating expenses and cash needs. The CEO does not review any segment balance sheet information.
We have recast our segment disclosures for the three and nine months ended September 30, 2011, to present the reportable segments on a consistent basis with the current year. Summarized reportable segment financial results for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue by segment:
ECBU	$46,057	$31,363	$121,557	$92,196
GMBU	54,503	44,854	148,046	131,365
IBU	10,669	8,796	29,669	24,534
Target Analytics	11,232	10,373	28,092	27,630
Other(1)	11	27	4	98
Total revenue	$122,472	$95,413	$327,368	$275,823
Segment operating income(2):
ECBU	$21,392	$12,563	$52,805	$37,122
GMBU	32,745	27,150	87,844	77,719
IBU	1,638	2,199	4,271	5,155
Target Analytics	6,277	5,563	13,061	13,300
Other(1)	(19)	375	264	735
	62,033	47,850	158,245	134,031
Less:
Corporate unallocated costs(3)	45,461	26,366	122,601	77,188
Stock-based compensation costs	4,831	3,587	14,455	10,913
Amortization expense	5,556	1,863	11,629	5,601
Interest expense (income), net	1,938	4	3,511	10
Other expense (income), net	(382)	107	66	(178)
Income before provision for income taxes	$4,629	$15,923	$5,983	$40,497

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.

(2)
Segment operating income includes direct, controllable costs related to the sale of products and services by the reportable segment, except for IBU, which includes operating costs from our foreign locations such as sales,

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

marketing, general, administrative, depreciation and facilities costs.

(3)	Corporate unallocated costs include research and development, data center operating costs, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

14. Revision of prior period financial statements
As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2011, we identified prior period errors related principally to revenue recognition, accounting for income taxes and the capitalization of software development costs during the nine months ended December 31, 2011. These errors impacted reporting periods beginning in the year ended December 31, 2006, and subsequent periods through September 30, 2011.
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
Revised consolidated statements of comprehensive income amounts

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	As previously			As previously
(in millions, except share and per share amounts)	reported	Adjustment	As revised	reported	Adjustment	As revised
Revenue
License fees	$5.0	$—	$5.0	$14.6	$—	$14.6
Subscriptions	26.0	0.1	26.1	77.4	(1.5)	75.9
Services	29.8	(0.2)	29.6	81.8	1.1	82.9
Maintenance	32.9	—	32.9	97.3	—	97.3
Other revenue	1.9	—	1.9	5.1	—	5.1
Total revenue	95.5	(0.1)	95.4	276.2	(0.4)	275.8
Cost of revenue
Cost of license fees	0.8	—	0.8	2.5	0.1	2.6
Cost of services	20.0	—	20.0	59.2	—	59.2
Total cost of revenue	39.7	—	39.7	115.0	0.1	115.1
Gross profit	55.9	(0.2)	55.7	161.2	(0.5)	160.7
Operating expenses
Sales and marketing	18.7	—	18.7	57.1	—	57.1
Research and development	12.2	(0.5)	11.7	36.2	(1.0)	35.2
Total operating expenses	40.2	(0.5)	39.7	121.4	(1.0)	120.4
Income from operations	15.7	0.3	16.0	39.7	0.6	40.3
Income before provision for income taxes	15.6	0.3	15.9	39.9	0.6	40.5
Income tax provision	5.8	(0.1)	5.7	13.6	—	13.6
Net income	9.8	0.4	10.2	26.3	0.6	26.9

Earnings per share
Basic	$0.22	$0.01	$0.23	$0.60	$0.02	$0.62
Diluted	$0.22	$0.01	$0.23	$0.60	$0.01	$0.61

Other comprehensive income
Foreign currency translation adjustment	(0.2)	(0.1)	(0.3)	(0.2)	0.1	(0.1)
Comprehensive income	9.6	0.3	9.9	26.1	0.7	26.8

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Revised consolidated statements of cash flow amounts

	Nine months ended September 30, 2011
	As previously
(in millions)	reported	Adjustment	As revised
Net income	$26.3	$0.6	$26.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.3	0.1	12.4
Excess tax benefits from stock-based compensation	(0.4)	(0.1)	(0.5)
Deferred taxes	6.1	0.4	6.5
Gain on sale of assets	—	(0.5)	(0.5)
Other non-cash adjustments	(0.7)	0.5	(0.2)
Changes in assets and liabilities, net of acquisition of businesses:
Prepaid expenses and other assets	0.5	(1.5)	(1.0)
Accrued expenses and other current liabilities	(0.2)	1.0	0.8
Deferred revenue	14.2	0.4	14.6
Net cash provided by operating activities	67.7	0.9	68.6
Capitalized software development	—	(1.0)	(1.0)
Net cash used in investing activities	(28.6)	(1.0)	(29.6)
Excess tax benefits from stock-based compensation	0.4	0.1	0.5
Net cash used in financing activities	(14.4)	0.1	(14.3)

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under “Safe Harbor Cautionary Statement” above and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results. Except as required by law, we do not intend, and undertake no obligation to revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Executive summary
We provide on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of September 30, 2012, we had over 27,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare as well as international foreign affairs.
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
We completed our acquisition of Convio in May 2012 for $335.7 million in consideration. We funded the acquisition through both cash on hand and borrowings under our amended credit facility. During the third quarter of 2012, we remained focused on:

•	integrating the Convio operations and managing expense to enable us to realize synergies while making investments for future growth of our combined operations;

•	making initial product roadmap decisions, which included the decision to sunset the Convio Common Ground solution; and

•	continuing the shift in our offerings towards subscription-based pricing to meet the needs and preferences of our customers.
Overall, revenue in the third quarter of 2012 and the first nine months of 2012 increased 28% and 19% compared to the same periods in 2011, respectively. When removing the impact of revenue from acquired companies, revenue increased by 5% and 6% during the third quarter of 2012 and the first nine months of 2012, respectively. These increases were principally the result of continued growth in our subscriptions revenue as a result of the continued increase in demand for our subscription-based offerings as our business shifts towards hosted solutions. Maintenance revenue also contributed to the increase in revenue from maintaining high renewal rates, new maintenance contracts associated with new license arrangements and existing client increases.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Income from operations for the third quarter of 2012 and the first nine months of 2012 decreased by $9.8 million and $30.8 million when compared to the same periods in 2011, respectively. The decrease in income from operations during the third quarter of 2012 and the first nine months of 2012 was attributable to: (i) an increase in incremental costs associated with our acquisition of Convio of $6.6 million and $18.7 million related to transaction costs, integration costs, amortization of acquired intangibles from business combinations and stock-based compensation expense; (ii) a $0.8 million and $5.3 million increase in professional fees associated with consulting and other service providers engaged in our business optimization and re-engineering efforts; and (iii) an increase of $2.4 million and $5.6 million in hosting costs due to incremental investments to improve our hosting services. Also contributing to the decrease in income from operations in both periods was our continued shift from a license-based model with upfront revenue recognition to a subscription-based model, which recognizes revenue ratably over the agreement term.
We ended the third quarter of 2012 with cash and cash equivalents totaling $25.6 million and $245.0 million in outstanding borrowings on our credit facility. During the first nine months of 2012, we used $20.5 million of cash on hand and net borrowings of $259.6 million to acquire Convio. Additionally, we generated $39.7 million in cash flow from operations, paid $16.2 million in dividends and used $15.4 million to purchase computer equipment and software.
During the third quarter of 2012, we continued to experience growth in overall revenue primarily driven by the growing demand for our subscription-based offerings. However, we continue to believe the pace and impact of economic recovery on the nonprofit market remains uncertain. Additionally, we continue to experience a greater level of caution by our existing and prospective customers in their expenditure decisions. We expect that our operating environment will continue to be challenging in the near term. Notwithstanding these conditions, we plan to further increase our focus on subscription-based offerings as we execute on our key growth initiatives and strengthen our leadership position, while achieving our targeted level of profitability. In the near term, we expect there will continue to be a dilutive impact on our profitability as we shift from a license-based model with upfront revenue recognition to a subscription-based model, which recognizes revenue ratably over the agreement term.
We also plan to continue to invest in our back-office processes, the infrastructure that supports our subscription-based offerings and certain product development initiatives to achieve optimal scalability of our operations as we execute on our key growth initiatives.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Comparison of the three and nine months ended September 30, 2012 and 2011
Results of operations
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
We acquired Everyday Hero Pty. Ltd. (Everyday Hero) in October 2011 and Public Interest Data, LLC (PIDI) in February 2011. We completed the acquisition of Convio on May 4, 2012. From the date of acquisition through September 30, 2012, Convio's total revenue was $31.3 million. Because we have integrated a substantial amount of the Convio operations, it is impracticable to determine the operating costs attributable solely to the acquired business.
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing 2012 to 2011. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations due to the inclusion of Everyday Hero and Convio, herein referred to as the acquired companies.
Revenue
The table below compares revenue from our consolidated statements of comprehensive income for the three and nine months ended September 30, 2012, with the same period in 2011.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
License fees	$4.5	$5.0	$(0.5)	(10)%	$16.2	$14.6	$1.6	11%
Subscriptions	47.4	26.1	21.3	82%	113.4	75.9	37.5	49%
Services	34.5	29.6	4.9	17%	90.2	82.9	7.3	9%
Maintenance	34.5	32.9	1.6	5%	101.9	97.3	4.6	5%
Other	1.6	1.9	(0.3)	(16)%	5.7	5.1	0.6	12%
Total revenue	$122.5	$95.5	$27.0	28%	$327.4	$275.8	$51.6	19%

When removing the impact of revenue from acquired companies, revenue increased by 5% and 6% during the third quarter of 2012 and the first nine months of 2012, respectively. These increases in revenue were primarily attributable to growth in our subscriptions revenue as a result of an increase in demand for our online fundraising offerings. The increase in demand for our subscription offerings was primarily driven by the ongoing evolution of our product offerings from a license-based to subscription-based model. Although we continue to experience a shift in our emerging and mid-sized customers’ buying preference away from perpetual licenses towards hosted solutions, license revenue increased during the first nine months of 2012 when compared to the same period in 2011 as a result of an increase in sales of our Blackbaud CRM offering to large and/or strategic customers. The increase in maintenance revenue is attributable to maintaining high renewal rates, new maintenance contracts associated with new license agreements and increases in contracts with existing customers during the third quarter and first nine months of 2012 when compared to the same periods in 2011. Services revenue grew during the third quarter of 2012 compared to the same period in 2011 principally as a result of increases in revenue associated with our analytic services and education services. Services revenue grew during the first nine months of 2012 compared to the same period in 2011 principally due to an increase in revenue associated with our education services.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Operating results
License fees

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
License fees revenue	$4.5	$5.0	$(0.5)	(10)%	$16.2	$14.6	$1.6	11%
Cost of license fees	0.7	0.8	(0.1)	(13)%	2.2	2.6	(0.4)	(15)%
License fees gross profit	$3.8	$4.2	$(0.4)	(10)%	$14.0	$12.0	$2.0	17%
License fees gross margin	84%	84%			86%	82%

We derive revenue from license fees from the sale of our software products, under a perpetual license agreement. During the third quarter of 2012, revenue from license fees principally decreased due to a decline in the license fee component of sales to new customers when compared to the same period in 2011. We are increasingly experiencing a shift in our emerging and mid-sized customers’ buying preference away from solutions offered under perpetual license arrangements towards subscription-based hosted applications, while our large and/or strategic customers continue to be an area of growth, particularly as it relates to our Blackbaud CRM offering to the higher education vertical. Our larger perpetual license transactions have long sales cycles, and their timing can result in significant period-to-period variations. During the first nine months of 2012, revenue from license fees increased primarily due to a greater contribution of revenue from larger Blackbaud CRM arrangements when compared to the same period in 2011.
Cost of license fees is principally comprised of third-party software royalties, variable reseller commissions, amortization of software development costs and amortization of intangibles from business combinations. The decrease in cost of license fees in both the third quarter of 2012 and the first nine months of 2012 compared to the same periods in 2011 is principally attributable to a decrease in third-party software royalties. Third-party software royalties associated with our license-based products have decreased as the demand for our perpetual license arrangements has decreased and subscription-based offerings has increased.
The increase in license fees gross margin in the first nine months of 2012 is the result of fewer sales of products that have third party software royalty costs associated with them. Additionally, the increase in revenue from Blackbaud CRM arrangements contributed to the increase in license fees gross margin during the first nine months of 2012.
Subscriptions

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Subscriptions revenue	$47.4	$26.1	$21.3	82%	$113.4	$75.9	$37.5	49%
Cost of subscriptions	19.6	10.6	9.0	85%	49.2	30.3	18.9	62%
Subscriptions gross profit	$27.8	$15.5	$12.3	79%	$64.2	$45.6	$18.6	41%
Subscriptions gross margin	59%	59%			57%	60%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, as well as variable transaction fees associated with the use of our products to fundraise online. We continue to experience growth in our hosted applications business and are increasingly experiencing a shift in our emerging and mid-sized customers’ buying preference away from perpetual licenses towards subscription-based offerings. There will continue to be a dilutive impact on our profitability as we shift from a license-based model with upfront revenue recognition to a subscription-based model, which recognizes revenue ratably over the agreement term.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Included in subscriptions revenue for the third quarter of 2012 is $18.4 million of revenue attributable to acquired companies. Excluding the revenue from acquired companies, the increase in subscriptions revenue of $2.9 million, or 11%, is principally attributable to the increase in demand for online fundraising offerings, transaction fees associated with our payment processing services and data management offerings.

Included in subscriptions revenue for the first nine months of 2012 is $28.5 million of revenue attributable to acquired companies. Excluding the revenue from acquired companies, the increase in subscriptions revenue of $9.0 million, or 12%, is principally attributable to the increase in demand for online fundraising offerings, transaction fees associated with our payment processing services and data management offerings.
Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions in the third quarter of 2012 and in the first nine months of 2012 compared to the same periods in 2011 is principally attributable to increases in hosting costs, human resource costs and amortization of intangibles from business combinations.
Hosting costs increased by $2.4 million and $5.6 million in the third quarter of 2012 and the first nine months of 2012 compared to the same periods in 2011, respectively. Hosting costs increased primarily as a result of incremental costs due to the inclusion of acquired companies and to improve our hosting services.
Human resource costs increased $2.1 million and $5.3 million in the third quarter of 2012 and the first nine months of 2012, respectively, compared to the same periods in 2011 as a result of an increase in headcount. The increase in human resource costs is primarily attributable to additional headcount due to the inclusion of acquired companies. The remaining increase in headcount is due to the additional resources needed to support the growth in demand for our subscription-based offerings.
Amortization of intangibles from business combinations increased $3.2 million and $5.3 million in the third quarter of 2012 and the first nine months of 2012, respectively, compared to the same periods in 2011 primarily due to the amortization expense for the acquired Convio intangible assets.
The subscriptions gross margin during the third quarter of 2012 compared to the same period in 2011 remained relatively unchanged as increases in revenue were offset by investments we are making in our infrastructure, including additional headcount, expanded facilities, improved operational processes and computer equipment to support the growth in our subscription offerings.
The decrease in subscriptions gross margin during the first nine months of 2012 compared to the same period in 2011 is primarily due to (i) our continued shift from a license-based model with upfront revenue recognition to a subscription-based model, which recognizes revenue ratably over the agreement term, and (ii) investments we are making in our infrastructure, including additional headcount, expanded facilities, improved operational processes and computer equipment to support the growth in our subscription offerings.
Services

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Services revenue	$34.5	$29.6	$4.9	17%	$90.2	$82.9	$7.3	9%
Cost of services	26.4	20.0	6.4	32%	71.8	59.2	12.6	21%
Services gross profit	$8.1	$9.6	$(1.5)	(16)%	$18.4	$23.7	$(5.3)	(22)%
Services gross margin	23%	32%			20%	29%

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
Included in services revenue in the third quarter of 2012 is $3.9 million of revenue attributable to acquired companies. Excluding the revenue from acquired companies, the increase in services revenue of $1.0 million, or 3%, is principally attributable to increases in education services revenue of $0.5 million and analytic services revenue of $0.7 million, offset by a decrease in consulting services revenue of $0.2 million. The rates we charge for our education and analytic services have remained relatively constant year over year, as such, the increase in revenue is the result of an increase in volume. The volume of education services revenue increased due to higher demand for subscription-based training. The increase in volume of analytics services is due to an increase in demand for donor lists. The decrease in consulting services revenue during the third quarter of 2012 compared to the same period in 2011 was primarily the result of a greater portion of our service engagements being with large enterprise customers as our mid-market moves to subscription-based offerings. These larger enterprise engagements can experience volatility in utilization due to the complex nature of these engagements.
Included in services revenue in the first nine months of 2012 is $6.5 million of revenue attributable to acquired companies. Excluding the revenue from acquired companies, the increase in services revenue of $0.8 million, or 1%, is principally due to an increase in education services revenue of $1.2 million, offset by a decrease in consulting services revenue of $0.4 million. The rates we charge for our education service offerings have remained relatively constant year over year and, as such, the increase in revenue is the result of a change in volume. The increase in revenue from education services is the result of higher demand for subscription-based training. The decrease in consulting services revenue in the first nine months of 2012 compared to the same period in 2011 was primarily the result of a greater portion of our service engagements being with larger enterprise customers as our mid-market moves to subscription-based offerings. These larger enterprise engagements can experience volatility in utilization due to the complex nature of these engagements.
Cost of services is principally comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. The increase in cost of services in the third quarter of 2012 and the first nine months of 2012 when compared to the same periods in 2011 is primarily attributable to an increase in human resource costs. Human resource costs increased $4.7 million and $8.8 million in the third quarter of 2012 and the first nine months of 2012 compared to the same period in 2011, respectively, as a result of an increase in headcount. The increase in headcount was primarily attributable to the inclusion of additional resources from acquired companies and the need for additional resource capacity to meet the anticipated consulting services demands of our customers.
An increase in allocated depreciation, facilities and IT support costs and amortization of intangible from business combinations also contributed to the increase in cost of services for the third quarter of 2012 and the first nine months of 2012 when compared to the same periods in 2011 due to the inclusion of allocable costs from the Convio operations.
The services gross margin decreased in the third quarter of 2012 and the first nine months of 2012 compared to the same periods in 2011 primarily as a result of the increases in headcount and allocated costs discussed above, while we experienced a decrease in volume of consulting services delivered.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Maintenance

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Maintenance revenue	$34.5	$32.9	$1.6	5%	$101.9	$97.3	$4.6	5%
Cost of maintenance	6.8	6.5	0.3	5%	18.9	18.8	0.1	1%
Maintenance gross profit	$27.7	$26.4	$1.3	5%	$83.0	$78.5	$4.5	6%
Maintenance gross margin	80%	80%			81%	81%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue in the third quarter of 2012 compared the same period in 2011 is principally comprised of (i) $3.2 million of maintenance from new customers associated with new license agreements and increases in contracts with existing customers and (ii) $1.0 million from maintenance contract inflationary rate adjustments, offset by (iii) $2.6 million from maintenance contracts that were not renewed and reductions in contracts with existing customers.

The increase in maintenance revenue in the first nine months of 2012 compared to the same period in 2011 is principally comprised of (i) $10.0 million of maintenance with new customers associated with new license agreements and increases in contracts with existing customers and (ii) $3.0 million from maintenance contract inflationary rate adjustments, offset by (iii) $8.5 million from maintenance contracts that were not renewed and reductions in contracts with existing customers.
Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. Cost of maintenance increased during the third quarter of 2012 when compared to the same period in 2011 as a result of an increase in proprietary software costs. The increase in proprietary software costs is attributable to increases in maintenance contracts with existing customers for software products which include third-party royalty costs associated with the maintenance revenue. Cost of maintenance during the first nine months of 2012 compared to the same period in 2011 remained relatively unchanged.
Other revenue

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Other revenue	$1.6	$1.9	$(0.3)	(16)%	$5.7	$5.1	$0.6	12%
Cost of other revenue	1.6	1.7	(0.1)	(6)%	4.7	4.3	0.4	9%
Other gross profit	$—	$0.2	$(0.2)	(100)%	$1.0	$0.8	$0.2	25%
Other gross margin	—%	11%			18%	16%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees. Other revenue decreased in the third quarter of 2012 when compared to the same period in 2011 primarily due to a decrease in revenue from reimbursement of travel-related expenses associated with services revenue, partially offset by an increase in third-party software referral fees.

Other revenue increased in the first nine months of 2012 when compared to the same period in 2011 primarily due to an increase in revenue from reimbursement of travel-related expenses associated with services revenue. Additionally, an increase in third-party software referral fees contributed to the increase in other revenue during the first nine months of 2012 compared to the same period in 2011.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. Cost of other revenue during the third quarter of 2012 compared to the same period in 2011 remained relatively unchanged. Cost of other revenue increased in the first nine months of 2012 when compared to the same period in 2011 primarily due to increases in reimbursable expenses related to services provided at customer locations.
Other gross margin decreased in the third quarter of 2012 when compared to the same period in 2011 due to the decrease in revenue from reimbursement of travel-related expenses associated with services revenue. Other gross margin increased during the first nine months of 2012 compared to the same period in 2011 primarily due to the increases in revenue from reimbursement of travel-related expenses associated with services revenue and third-party software referral fees.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Operating expenses
Sales and marketing

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Sales and marketing expense	$26.3	$18.7	$7.6	41%	$70.9	$57.1	$13.8	24%
% of revenue	21%	20%			22%	21%

Sales and marketing expense includes salaries and related human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

Sales and marketing expense increased in the third quarter of 2012 and the first nine months of 2012 compared to the same periods in 2011 primarily due to increases in human resource costs and commission expense. Human resource costs increased primarily due to the inclusion of additional headcount from acquired companies as well as incremental headcount to support the increase in sales and marketing efforts of our growing operations. The increase in commission expense is due to an increased amount of commissionable revenue in both the third quarter of 2012 and the first nine months of 2012 compared to the same periods in 2011, respectively.
Research and development

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Research and development expense	$19.2	$11.7	$7.5	64%	$47.4	$35.2	$12.2	35%
% of revenue	16%	12%			14%	13%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products, and allocated depreciation, facilities and IT support costs.

Research and development expense increased during the third quarter of 2012 and the first nine months of 2012 compared to the same periods in 2011 primarily due to increased human resource and third-party contractor costs. Human resource costs increase primarily due to the inclusion of additional headcount from acquired companies as well as investments we continue to make in our product development efforts, including our direct marketing offerings. Additionally, research and development costs increased during the third quarter 2012 and the first nine months of 2012 due to a decrease in the amount of software development costs that were capitalized during 2012 when compared to the same periods in 2011. The amount of capitalized software development costs can vary depending on the nature of the development projects and timing of software releases.
General and administrative

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
General and administrative expense	$15.0	$9.0	$6.0	67%	$51.2	$27.4	$23.8	87%
% of revenue	12%	9%			16%	10%

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

General and administrative expense consists primarily of human resource costs for general corporate functions, including senior management, finance, accounting, legal, human resources, corporate development, stock-based compensation expense, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expense and other administrative expenses.

General and administrative expense increased during the third quarter of 2012 and the first nine months of 2012 compared to the same periods in 2011 primarily due to increases in acquisition transaction costs, acquisition integration and restructuring costs, acquisition-related stock-based compensation, professional fees and human resource costs. The increase in costs associated with our acquisition of Convio including transaction costs, acquisition integration and restructuring costs and stock-based compensation expense was $2.8 million and $12.8 million during the third quarter of 2012 and the first nine months of 2012 compared to the same periods in 2011, respectively. Professional fees increased $0.8 million and $5.3 million during the third quarter of 2012 and the first nine months of 2012 compared to the same periods in 2011, respectively, primarily due to strategic investments we are making in our business optimization efforts and the re-engineering of our accounting processes. The remaining increase was primarily attributable to an increase in human resource costs from additional headcount to support our growing operations and increased skills and competencies of our support resources.
Non-GAAP income from operations
The operating results analyzed below are presented on a non-GAAP basis in that the results exclude the impact of (i) the writedown of Convio's deferred revenue balance, (ii) stock-based compensation expense, (iii) amortization expense, (iv) acquisition-related expenses, (v) acquisition integration and restructuring costs, (vi) a write-off of prepaid proprietary software licenses, (vii) an impairment of cost method investment and (viii) a gain on sale of assets. We believe that the exclusion of these amounts allows us and investors to better understand our operating expenses and cash needs, particularly when evaluating current performance against prior periods.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
GAAP income (loss) from operations	$6.2	$16.0	$(9.8)	(61)%	$9.6	$40.3	$(30.7)	(76)%

Non-GAAP adjustments:
Add: Convio deferred revenue writedown	1.4	—	1.4	100%	4.8	—	4.8	100%
Add: Stock-based compensation expense	4.8	3.6	1.2	33%	14.5	10.9	3.6	33%
Add: Amortization of intangibles from business combinations	5.6	1.9	3.7	195%	11.6	5.6	6.0	107%
Add: Acquisition-related expenses	—	—	—	—%	6.4	1.1	5.3	482%
Add: Acquisition integration and restructuring costs	2.8	—	2.8	100%	5.8	—	5.8	100%
Add: Write-off of prepaid proprietary software licenses	—	—	—	—%	0.4	—	0.4	100%
Add: Impairment of cost method investment	—	—	—	—%	0.2	—	0.2	100%
Less: Gain on sale of assets	—	—	—	—%	—	(0.5)	0.5	(100)%
Total Non-GAAP adjustments	14.6	5.5	9.1	165%	43.7	17.1	26.6	156%
Non-GAAP income from operations	$20.8	$21.5	$(0.7)	(3)%	$53.3	$57.4	$(4.1)	(7)%
Non-GAAP operating margin	17%	23%			16%	21%

The decrease in non-GAAP income from operations and non-GAAP operating margin during the third quarter of 2012 and the first nine months of 2012 compared to the same periods in 2011 was principally due to (i) the continued shift from a license-based model with upfront revenue recognition to a subscription-based model, which recognizes revenue ratably over the agreement term; (ii) incremental investments we are making in our product development efforts and as well as investments to improve the performance of our hosting services; and (iii) strategic investments we are making in our business optimization efforts and the re-engineering of our accounting processes. Contributing to the decrease in the third quarter of 2012 is the growth of cost of services exceeding the growth of our services revenue.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Interest expense
Interest expense increased $1.9 million and $3.5 million during the third quarter of 2012 and the first nine months of 2012 compared to the same periods in 2011, respectively. These increases in interest expense are directly related to the borrowings we incurred to fund our acquisition of Convio in May 2012.
Income tax provision
The estimated annual effective tax rate for 2012 is 46.9%, which excludes period-specific items. Following is our effective tax rate, including the effects of period-specific items, for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Effective tax rate	39.0%	35.9%	44.6%	33.7%

Period specific items recorded in the nine months ended September 30, 2012 included a reduction of unrecognized tax benefits. Period specific items recorded in the nine months ended September 30, 2011 included a decrease of $1.0 million in the valuation allowance for certain state net operating loss carryforwards, which reduced income tax expense. The increase in the effective tax rate for the three and nine months ended September 30, 2012 was primarily a result of the expiration of the federal research and development tax credit at the end of 2011, certain nondeductible transaction costs associated with the purchase of Convio, a lower percentage of our profits being earned in lower rate international jurisdictions and the impact of permanent and discrete items as a percentage of year-to-date pretax income relative to the expected full year pretax income.
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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $2.8 million at September 30, 2012. The increase from December 31, 2011 is due to uncertain tax positions taken in the current year regarding prior periods. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties was not material to the consolidated balance sheets as of September 30, 2012 or December 31, 2011, or to the consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 or 2011. It is reasonably possible that approximately $0.7 million of the total amount of unrecognized tax benefits will decrease within the next twelve months due to expiration of statutes of limitations and finalization of state income tax reviews.
During the nine months ended September 30, 2012, we provided for U.S. income and foreign withholding taxes on Canadian undistributed earnings. The remaining portion of non-U.S. subsidiaries undistributed earnings is intended to be indefinitely reinvested in the international operations; upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to adjustments for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if the indefinitely reinvested earnings were to be distributed. On a regular basis, cash forecasts are developed to estimate cash needs internationally and domestically. Projected cash needs are considered for, among other things, investments in existing businesses, potential acquisitions and capital transactions, including debt repayments. This analysis enables us to conclude whether or not the current period's foreign earnings will be indefinitely reinvested.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Liquidity and capital resources
At September 30, 2012, cash and cash equivalents totaled $25.6 million, compared to $52.5 million at December 31, 2011. The $26.9 million decrease in cash and cash equivalents during the first nine months of 2012 is principally attributable to the payment of dividends of $16.2 million, the purchase of computer equipment and software of $15.4 million, payments on debt of $70.0 million, partially offset by cash generated from operations of $39.7 million and proceeds from issuance of debt of $315.0 million.
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
We have drawn on our credit facility from time to time to help us meet financial needs, such as business acquisitions and purchases of common stock under our repurchase program. In February 2012, we amended and restated our credit facility to increase the available borrowing capacity to $325.0 million. The amended credit facility matures in February 2017. We believe our amended credit facility will provide us with sufficient flexibility to meet our future financial needs. At September 30, 2012, we had $245.0 million of outstanding borrowings under our credit facility.
Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of September 30, 2012
Leverage Ratio	< 3.25 to 1.0	2.81 to 1.00
Interest Coverage Ratio	> 3.50 to 1.0	25.13 to 1.00
Under our credit facility, we also have restrictions on the maximum amount of annual capital expenditures, our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit facility, and (2) we must be in compliance with a leverage ration set forth in the credit agreement. At September 30, 2012, we were in compliance with our debt covenants under our credit facility.
At September 30, 2012, our total cash and cash equivalents balance includes approximately $16.2 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next 12 months, if we need these funds, we would be required to accrue and pay taxes to repatriate the funds. Our current plans anticipate repatriating undistributed earnings in Canada. We currently do not anticipate a need to repatriate our other cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $39.7 million decreased by $29.0 million during the first nine months of 2012 when compared to the same period in 2011. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.
Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities and deferred revenue. Cash flow from operations associated with working capital decreased $16.5 million in the first nine months of 2012 when compared to the same period in 2011. This net decrease is principally due to an increase in the amount of cash paid for income taxes, an increase in our days sales outstanding that resulted in less cash collections on accounts receivable during the first nine months of 2012, fluctuations in the timing of vendor payments, partially offset by a decrease in the amount of deferred costs.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Investing cash flow
The increase in cash used for investing activities during the first nine months of 2012 is due to the acquisition of Convio in May 2012. As of September 30, 2012, we spent $15.4 million on computer equipment and software associated with the infrastructure that supports our subscription-based offerings. We expect to continue making similar investments in our infrastructure and expect our full year 2012 capital expenditures to be in the range of $20.0 million to $25.0 million.
Financing cash flow
During the first nine months of 2012, we received proceeds from borrowings of $315.0 million under our credit facility to fund the acquisition of Convio and made debt repayments of $70.0 million. We paid dividends of $16.2 million which was relatively consistent with the amount paid in 2011.
Commitments and contingencies
As of September 30, 2012, we had future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating leases	$86.5	$10.7	$9.6	$16.1	$50.1
Debt and interest	255.2	13.4	32.2	209.6	—
Total	$341.7	$24.1	$41.8	$225.7	$50.1
Under our credit facility, we have the ability to extend the maturity of our short-term loans by rolling them at their maturity into new loans with the same or longer maturities. Our commitments related to operating leases have not been reduced by the future minimum lease commitments under sublease agreements, incentive payments and reimbursement of leasehold improvements.
Included in the table above is $10.2 million of interest. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt and length of time the debt is outstanding, which could be different from our assumptions used in the above table.
We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total remaining minimum purchase commitments under these arrangements at September 30, 2012, were approximately $5.5 million through 2014. We incurred expense under these arrangements of $0.6 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively, and $1.0 million and $3.6 million for the nine months ended September 30, 2012 and 2011, respectively.
In February 2012, our Board of Directors approved our annual dividend rate of $0.48 per share for 2012. Dividends at the annual rate would aggregate to $21.1 million assuming 44.0 million shares of common stock are outstanding. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate adequate operating cash flow.

Off-balance sheet arrangements
We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Foreign currency exchange rates
Approximately 14% of our total net revenue for the nine months ended September 30, 2012 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $1.2 million and $1.1 million at September 30, 2012 and December 31, 2011, respectively.
The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During the third quarter of 2012, foreign translation resulted in a decrease in our revenues denominated in non-U.S. currencies and an increase in our expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates has had a material impact on our consolidated results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.
Item 3. Quantitative and qualitative disclosures about market risk
We have market rate sensitivity for interest rates and foreign currency exchange rates. Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments. Due to the nature of our debt, we have concluded that we face no material market risk exposure as of September 30, 2012. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.
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

Blackbaud, Inc.

PART II. OTHER INFORMATION

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about shares of common stock repurchased during the three months ended September 30, 2012. All of these were common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock.

Period	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, July 1, 2012			$50,000
July 1, 2012 through July 31, 2012	5,004	$26.57	$50,000
August 1, 2012 through August 31, 2012	15,579	$25.34	$50,000
September 1, 2012 through September 30, 2012	2,665	$24.14	$50,000
Total	23,248	$25.47	$50,000

Item 6. Exhibits

Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to liability of that Section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Date:	November 6, 2012	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date:	November 6, 2012	By:	/s/ Anthony W. Boor
Anthony W. Boor
Senior Vice President and Chief Financial Officer