Form 10-K
period 2012-12-31
BLACKBAUD INC
filed 2013-02-27
CIK 1280058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________.
Commission file number: 000-50600
BLACKBAUD, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2617163
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
2000 Daniel Island Drive
Charleston, South Carolina 29492
(Address of principal executive offices, including zip code)
(843) 216-6200
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ X ] NO [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [X]                       Accelerated filer [ ]              Non-accelerated filer  [ ]     Smaller reporting company  [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2012 (based on the closing sale price of $25.67 on that date), was approximately $870,484,845. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s Common Stock outstanding as of February 12, 2013 was 45,630,704.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders currently scheduled to be held June 19, 2013 are incorporated by reference into Part III hereof.

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
Our customers use our products and services to help increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize operations. We have focused solely on the nonprofit market since our incorporation in 1982. At the end of 2012, we had more than 27,000 customers spread over 61 countries. Our customers come from nearly every segment of the nonprofit sector, including education, foundations, health and human services, faith-based, arts and cultural, public and societal benefits, environment and animal welfare, as well as international and foreign affairs.

Nonprofit Industry
The nonprofit industry is large and diverse
There were nearly 1.6 million U.S. nonprofit organizations registered with the Internal Revenue Service in 2011, including 1.1 million charitable 501(c)(3) organizations, and we estimate there are approximately another 3 million charities internationally. According to Giving USA 2012, donations to nonprofit organizations in the United States in 2011 were $298.4 billion, amounting to 2.0% of U.S. GDP, which increased from donations in 2010 of $286.9 billion. The compound annual growth rate of donations over the 40-year period from 1971 to 2011 was 6.6%, not adjusted for inflation. The compound annual growth rate of U.S. GDP over the same 40-year period was 6.7%, not adjusted for inflation. These nonprofit organizations also receive fees for services they provide, which are estimated at more than $1 trillion annually.

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

•	Solicit funds and build relationships with major donors;

•	Garner small cash contributions from numerous contributors;

•	Manage and develop complex relationships with large numbers of constituents;

•	Communicate their accomplishments and the importance of their mission online and offline;

•	Comply with complex accounting, tax and reporting requirements that differ from those for traditional businesses;

•	Solicit cash and in-kind contributions from businesses to help raise money or deliver products and services;

•	Provide a wide array of programs and services to individual constituents; and

•	Improve the data collection and information sharing capabilities of their employees, volunteers and donors by creating and providing distributed access to centralized databases.
In addition, the recent challenging economic environment has had a negative impact on donations, and we believe the nonprofit sector has an even greater need for operational efficiencies to maximize the services they can deliver. Because of these challenges, we believe nonprofit organizations can benefit from software applications specifically designed to serve their particular needs.
Blackbaud Solutions
We offer a broad suite of products and services that address the fundraising needs and operational challenges facing nonprofit organizations. We provide our customers with software and services that help them increase donations, reduce the overall costs of managing their businesses and build a strong sense of community while effectively managing communications with their constituents. We provide our solutions to nonprofit organizations in several ways. We offer our products on a perpetual license basis, a software-as-a-service (“SaaS”), or as “hosted” software offerings. We also offer a suite of analytical tools and related services that enable nonprofit organizations to extract, aggregate and analyze vast quantities of data to make better-informed operational decisions. In addition, we help our customers increase the returns on their technology investments by providing a broad range of consulting, training and professional services, maintenance and technical support as well as payment processing services.
Our Strategy
Our objective is to maintain and extend our position as the leading provider of software and related services designed specifically for nonprofit organizations, supporting their missions from fundraising to outcomes. Our key strategies for achieving this objective are to:
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

Grow our worldwide customer base
We intend to expand our industry-leading customer base and enhance our market position. We have established a strong market presence with more than 27,000 customers. We believe that the fragmented nature of the industry presents an opportunity for us to continue to increase our market penetration. We plan to achieve this by making use of our next generation solutions to continue transforming our business to cloud-based applications, which should allow us to serve the entire mid-market customer segment. We also plan to streamline our sales efforts to the small market customer segment and intend to expand our direct sales efforts, especially with regard to national, enterprise and global account-focused sales teams.
We believe the United Kingdom, Canada, Australia and the Netherlands, as well as other international markets, represent growing market opportunities for our products and services. We believe the overall market of international nonprofit organizations is changing. Donations to international nonprofit organizations are becoming increasingly important in response to reductions in governmental funding. U.S.-based nonprofit organizations are growing their international activities and opening overseas locations. We believe the international marketplace is currently underserved, and we intend to increase our presence by expanding our sales and marketing efforts internationally. We plan to sell complementary products and services to our installed base of customers, and we plan to offer new products tailored to international markets, including leveraging our market leading domestic analytics solutions to develop offerings tailored specifically to meet the needs of foreign and multi-national nonprofits.
Revolutionize the customer experience
We intend to make our customers' experience with us effective, efficient and satisfying from their initial interest in our products and services, through their decision to purchase, engage with customer support and utilized product enhancements. We continue to evolve the manner in which we package and sell our offerings to provide higher value combined with flexibility to meet the different needs of our existing and prospective customers. For example, we are increasing the number of our offerings sold under a subscription pricing model, which can make it easier for customers to purchase our solutions. We will continue to focus on providing the highest level of product support while continuing to enhance our existing products and developing new products and services designed to help allow our customers to more effectively achieve their missions.
Pursue strategic partnerships
We intend to continue to selectively pursue acquisitions, to expand existing partnerships and to develop new strategic partnerships to enter new markets and pursue significant untapped opportunities. We intend to develop these alliances with companies that provide us with complementary technology, customers and personnel with significant relevant experience, as well as to increase our access to additional geographic and vertical markets. We have completed significant acquisitions over the past five years both in the United States and internationally, including the acquisition of Convio, Inc. (Convio) in May 2012. The acquisition of Convio provided us with expanded subscription and online offerings and we expect it to accelerate our evolution to a subscription-based revenue model.
We are also currently involved in a number of strategic relationships which allow us to provide a wider variety of offerings and provide customers with integrated solutions, further enhancing the value of our proprietary technology. We believe that our size and history of leadership in the nonprofit sector make us an attractive acquirer or partner for others in the industry.

Our Operating Structure
The nonprofit market is very diverse, with organizations that range from small, local charities to large, multinational relief organizations. The needs of nonprofits can vary greatly according to their size and function. To better serve the wide variety of nonprofits in the market, we organize our operating structure into four operating units: the Enterprise Customer Business Unit, or ECBU, the General Markets Business Unit, or GMBU, the International Business Unit, or IBU, and Target Analytics.
Following is a description of each of our operating units:

•	The ECBU is focused on marketing, sales, delivery and support to large and/or strategic customers, specifically identified prospects and customers in North America.

•	The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America.

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America.

•	Target Analytics is primarily focused on marketing, sales and delivery of analytic services to all prospects and customers in North America.

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

Products and Services
We license software and provide various services to our customers. During 2012, we generated revenue in four reportable segments and in four geographic regions, as described in more detail in Note 16 of our consolidated financial statements.
Our comprehensive suite of software, services and analytical tools help nonprofit organizations manage the key aspects of their operations. By automating business processes, our products streamline operations for our customers and help to reduce the overall costs of operating their organizations. We provide solutions that address many of the technological and business process needs of our customers, including:

•	Constituent relationship management;

•	Financial management and reporting;

•	Cost accounting information for projects and grants;

•	Integration of financial data and donor information in a centralized system;

•	Online fundraising;

•	Peer-to-peer fundraising;

•	Event, data and information management;

•	Student information systems for independent schools and small colleges;

•	Ticketing management;

•	General admissions management;

•	Analytics and prospect research;

•	Consulting and educational services; and

•	Payment processing and related regulation compliance.

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

Fundraising and Constituent Relationship Management
The Raiser's Edge
The Raiser's Edge is the leading software solution designed to manage a nonprofit organization's constituent relationship management and fundraising activity. It is used by more than 13,000 organizations worldwide and has won four consecutive Campbell Awards for User Satisfaction from 2009 through 2012. The Raiser's Edge enables nonprofit organizations to cultivate lifelong relationships with supporters, and diversify fundraising methods. Constituent relationship management, online fundraising and email marketing are coupled with analytics, data enrichment tools and best practices, in a single solution.

Blackbaud CRM
Blackbaud CRM is a flexible, customizable, scalable and secure web-based CRM solution that addresses the unique needs of mid-size, large, federated and chapter based nonprofit organizations. Blackbaud CRM helps organizations build deeper and more personalized relationships with constituents, build their brand through online engagement and multi-channel communication tools, and become more efficient. With a single system of record that can be securely and efficiently shared, organizations are able to turn their data into timely, actionable information that maximizes their multi-channel fundraising efforts, synchronizes campaigns across departments and programs, and strengthens relationships and engagement with their constituents.

Luminate CRM
Luminate CRM is targeted at large, enterprise nonprofits and can be sold as a single integrated solution encompassing both the Luminate Online suite and the Luminate CRM suite, or the Online and CRM suites can be sold separately. Luminate CRM is built on the SalesForce.com SaaS computing application platform and offers nonprofits an extensible suite for consolidating information and business processes into one system. The core components of Luminate CRM are campaign management, constituent relations, business intelligence and analytics. Luminate Online contains functionality to help nonprofits with online fundraising, email marketing, advocacy, and events management. Luminate was one of the main products offered by Convio, which we acquired in May 2012.

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

Online Solutions
Luminate Online
Luminate Online, delivered as SaaS, helps our customers better understand their online supporters, make the right ask at the right time, and raise money online. It includes tools nonprofits need to build online fundraising campaigns as part of an organization's existing website or as a stand-alone fundraising site. Donation forms, gift processing, and tools for communicating through web pages and email give our customers the essentials for building sustainable donor relationships. Customers can also purchase additional modules including TeamRaiser, a leader within events management that allows nonprofits constituents to create personal or team fundraising web pages and send email donation appeals in support of events such as a walks, runs and rides.
Blackbaud NetCommunity
Blackbaud NetCommunity is an Internet marketing and communications tool that enables organizations that utilize the Raiser's Edge software to build interactive websites and manage email marketing campaigns. With Blackbaud NetCommunity, organizations can, among other things, establish online communities for social networking among constituents and also provide a platform for online giving, membership purchases and event registration. Because Blackbaud NetCommunity requires the Raiser's Edge database to operate, it can only be sold with Raiser's Edge or to existing Raiser's Edge customers. However, Blackbaud NetCommunity, in concert with The Raiser's Edge, provides a single source of up-to-date constituent information across an entire organization, regardless of how individual constituents interact and communicate with the organization.

Sphere eMarketing
Sphere eMarketing, delivered as SaaS, provides organizations with an integrated system of applications to manage e-marketing, communications, programs, services and online fundraising. Sphere eMarketing enables an organization's volunteers, members, donors and staff to share real-time data and information in an online community in order to better manage constituent relationships. Sphere eMarketing is designed to help organizations manage sophisticated and targeted e-mail campaigns with efficiency and control. Comprehensive real-time reports are available to help organizations make strategic data-driven decisions for future marketing campaigns.

Everyday Hero
Everyday Hero is an event-driven web-based fundraising solution in Asia-Pacific and the UK. The Everyday Hero solution is focused on meeting the peer-to-peer fundraising needs of nonprofits internationally. It is a leading donor acquisition tool, and helps nonprofits in Asia-Pacific and the UK connect with a younger, more online-focused generation of donors, a first step in helping nonprofits develop long-term relationships with their supporters.

Financial Management
The Financial Edge
The Financial Edge is an accounting solution designed to address the specific accounting, analytical and financial reporting needs of nonprofit organizations. It integrates with The Raiser's Edge to simplify gift entry processing and relate information from both systems in an informative manner to eliminate redundant tasks. The Financial Edge provides nonprofit organizations with the means to help manage fiscal and fiduciary responsibility, enabling them to be more accountable to their constituents. In addition, The Financial Edge is designed specifically to meet governmental accounting and financial reporting requirements prescribed by the Financial Accounting Standards Board, or FASB, and Governmental Accounting Standards Board, or GASB.

School Management
The Education Edge
The Education Edge is a comprehensive student information management system designed principally to organize an independent school's admissions and registrar processes, including capturing detailed student information, creating class schedules, managing attendance and performance/grades records, producing demographic, statistic, and analytical reports and printing report cards and transcripts. The Education Edge allows an independent school to reduce data-entry time and ensure that information is current and accurate throughout the school.
Blackbaud's Student Information System
Blackbaud's Student Information System is a complete software solution designed for small colleges and other institutions of higher education with a full-time enrollment of less than 5,000. The solution links student information across all campus offices and includes functionality designed specifically to organize the admissions and registrar's processes. Blackbaud's Student Information System helps significantly reduce time spent on data maintenance and creation of class schedules and allows institutions to communicate efficiently with prospects, students and alumni.

Ticketing
The Patron Edge
The Patron Edge is a comprehensive ticketing management solution specifically designed to help large or small performing arts organizations, museums, zoos and aquariums increase attendance and revenue. The Patron Edge can be integrated with The Raiser's Edge to allow for a complete profile view of patrons, donors or visitors. The Patron Edge offers a variety of ticketing methods and allows customers to save time and costs by streamlining ticketing, staffing, scheduling, event and membership management and other administrative tasks.

General Admissions Management
Altru
Altru is an arts and cultural solution suite provided to our customers as a SaaS offering. Altru helps general admissions arts and cultural organizations gain a clear, 360-degree view of their organization, operate more efficiently, engage and cultivate patrons and supporters, streamline external and internal communication efforts, and reduce IT costs. It contains tools for constituent and membership management, program sales, retail sales and ticketing, volunteer management, and events management. It also has sophisticated reporting functionality and tools to manage marketing, communications and fundraising.

Events Management
Sphere Friends Asking Friends
Sphere Friends Asking Friends enables organizations to quickly and easily launch and manage online event fundraising websites. Sphere Friends Asking Friends facilitates growth in donations and participation levels by providing participants tools to become fundraisers and recruiters on behalf of nonprofit organizations. It also allows event participants to reach out to their Facebook® and Twitter® networks, expanding the fundraising and marketing potential of virtual events. It is used by organizations of all sizes and budgets to manage regional to national events.

Consulting and education services
Our consultants provide conversion, implementation and customization services for each of our software products. These services include:

•	System implementation, including all aspects of installation and configuration, to ensure a smooth transition from the customer's legacy system and to create a more streamlined business workflow;

•	Management of the data conversion process to ensure data is a reliable and powerful source of information for an organization;

•	Business process analysis and application customization to ensure that the organization's system is properly aligned with an organization's processes and objectives;

•	Removal of duplicate records, database merging and enrichment, information cleansing and consolidation, and secure credit card transaction processing;

•	Database production activities, including direct marketing, business intelligence, cultivation and stewardship processes; and

•	Website design services, Internet strategy consulting and specialized services, such as email marketing and search engine optimization.

In addition, we apply our industry knowledge and experience, combined with expert knowledge of our products, to evaluate an organization's needs and consult on how to improve a business process. This work is performed by consultants who have extensive and relevant domain experience in all aspects of nonprofit management, accounting, project management and IT services. This experience and knowledge allows us to make recommendations and implement best practices to help our customers reach their goals. In addition, we offer software customization services to organizations that do not have the time or in-house resources to create customized solutions for our core products. We believe that no other software company provides this broad a range of consulting and technology services and solutions dedicated to the nonprofit industry.
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

Analytics services
Target Analytics provides comprehensive solutions for donor acquisition, prospect research, data enrichment, and performance management, enabling nonprofits to define effective campaign strategies and maximize fundraising results. Target Analytics offers services, software, analytics, and data within the following areas:

Donor Acquisition - Target Analytics leverages unique data assets to create acquisition mailing lists and predictive models that identify donor populations that meet the affinity, value, and response criteria of our nonprofit clients. Nonprofit organizations use our prospect lists to solicit gifts and other support.

Prospect Research - Nonprofit organizations use Target Analytics' prospect research solutions to develop major gift and personal fundraising cultivation strategies. Prospect research solutions include: custom data modeling that delivers critical information on a prospect's likelihood to make a gift to an organization; wealth screenings that deliver detailed wealth information and giving capacity data on prospects; and web-based prospect management software that combines public data with donor information from a nonprofit's database to build a complete view of prospects for targeting and securing gifts.

Data Enrichment - Target Analytics Data Enrichment Services enhance the quality of the data in our customers' databases.  Services include: identifying outdated address files in the database and making corrections based on the requirements and certifications of the United States Postal Service, as well as appending data by using known fields in an organization's constituent records to search and identify key demographic and contact information.
Performance Management - Target Analytics creates relevant and insightful reports that benchmark performance and illustrate key industry trends based on performance attributes provided by our nonprofit clients. Nonprofit organizations use our performance and industry analysis reports to assess marketing and operational effectiveness and also to influence operational planning.

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

Payment Processing
Our products provide our customers payment processing capabilities that enable their donors to make donations and purchase goods and services using numerous payment options, including credit card and ACH checking transactions, through secure online transactions. Blackbaud Merchant Services is a value-added service integrated with our solutions that makes credit card processing simple and secure. Customers are charged one rate for transactions, with no extra fees, making Blackbaud Merchant Services a competitive option. The service also provides customers with a PCI compliant process and streamlined bank reconciliation.

Customers
We have customers in every principal vertical market within the nonprofit industry. At the end of 2012, we had more than 27,000 active customers ranging from small, local charities, to healthcare and higher education organizations, to the largest national health and human services organizations. No single customer accounted for more than 2% of our 2012 revenue.

Sales and Marketing
The majority of our software and related services are sold through our direct sales force. Our direct sales force is complemented by a team of account development representatives responsible for sales lead generation and qualification. These sales and marketing professionals are located throughout the United States, United Kingdom, the Netherlands, Canada, Australia and New Zealand. As of December 31, 2012, we had 250 direct sales employees. We plan to continue expanding our direct sales force in the Americas, Europe, Australia and Asia as our operations grow internationally and market demand continues to recover from the current economic environment.
We generally begin a customer relationship with the sale of one of our primary products or services, such as The Raiser's Edge, Blackbaud CRM or Luminate, and then offer additional products and services to the customer as the organization's needs increase.
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

Corporate Philanthropy and Volunteerism
We believe that service to others makes the world a better place and champion this value through our global corporate philanthropy and employee-volunteer programs. In addition to having employees select grant recipients for our endowment fund, we celebrate individual acts of service through a competitive grant program that honors excellent examples of volunteerism and benefits the organizations they serve.

Competition
The market for software and related services in the nonprofit sector is highly competitive and fragmented. For certain areas of the market, entry barriers are low. However, we believe our experience and product depth makes us a strong competitor. We expect to continue to see new competitors as the market matures and as nonprofit organizations become more aware of the advantages and efficiencies attainable through the use of specialized software. A number of diversified software enterprises have made acquisitions or developed products for the market, including Ellucian, Sage and Campus Management. Other companies that compete with us, such as Microsoft, Salesforce.com and Oracle, have greater marketing resources, revenue and market recognition than we do. They offer some products that are designed specifically for nonprofits, in addition to some of their products which have a degree of functionality for nonprofits that could be considered competitive. These larger companies could decide to focus more on the nonprofit sector with new, directly competitive products or through acquisitions of our current competitors.
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
We compete with several software developers that provide specialized products, such as on-demand software specifically designed for nonprofit use. In addition, we compete with custom-developed solutions created either internally by nonprofit organizations or outside by custom service providers. We believe that we compete successfully, because building efficient, highly functional custom solutions equal to ours requires technical resources that are beyond the capabilities of custom solution providers or require resources that might not be available within nonprofit organizations. In addition, the nonprofit organization's legacy database and software system may not have been designed to support the increasingly complex and advanced needs of today's growing community of nonprofit organizations.
We also compete with providers of traditional, less automated fundraising services, including parties providing services in support of traditional direct mail campaigns, special events fundraising, telemarketing and personal solicitations. Although there are numerous general software developers marketing products that have some application in the nonprofit market, these competitors have generally neglected to focus specifically on this market and typically lack the domain expertise to cost effectively build or implement integrated solutions for the market's needs. We believe we compete successfully against these traditional fundraising services, primarily because our products and services are more automated, more robust, more tailored to the needs of non-profits and more efficient.

Research and Development
We have made substantial investments in research and development and expect to continue to do so as a part of our strategy to introduce additional products and services. As of December 31, 2012, we had 484 employees working on research and development. Our research and development expenses for the years ending on December 31, 2012, 2011 and 2010 were $64.7 million, $47.7 million and $45.5 million, respectively.

Technology and Architecture
We have products, such as Blackbaud CRM, that are built on the Microsoft .Net framework platform. These products are web-delivered applications utilizing a Service Oriented Architecture built on Internet standards and protocols such as HTTP, XML and SOAP. This architecture is designed to support flexible deployment scenarios including on-premise, hosted applications, and SaaS. The applications expose web service application programming interfaces so that functionality and business logic can be accessed programmatically from outside the context of an interactive user application.
Each of our Luminate products, including Luminate Online, Luminate CRM and TeamRaiser, are SaaS applications that use a single code base and employ a multi-tenant architecture requiring only a web browser for client access. The Luminate Online platform is open and extensible and is built on the Java runtime environment. The Luminate CRM platform is built on the SalesForce.com environment.
Our version 7.x generation products (e.g. The Raiser's Edge and Blackbaud CRM) utilize a three-tier client server architecture built on the Microsoft Component Object Model, or COM.
Regardless of product choice, the development strategies of our solutions are:

•
Flexible. Our component-based architecture is programmable and easily customized by our customers without requiring modification of the source code, ensuring that the technology can be extended to accommodate changing demands of our clients and the market.

•
Adaptable. The architecture of our applications allows us to easily add features and functionality or to integrate with third-party applications in order to adapt to our customers' needs or market demands.

•
Scalable. We combine a scalable architecture with the performance, capacity and load balancing of industry-standard web servers and databases used by our customers to ensure that the applications can scale to the needs of larger organizations.

We do and intend to continue to license technologies from third parties that are integrated into our products. We believe that the loss of any third-party technologies currently integrated into our products would not have a material adverse effect on our business, but this assessment might change in the future.

Intellectual Property and Other Proprietary Rights
To protect our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws in various jurisdictions, as well as employee and third-party nondisclosure agreements and confidentiality procedures. We have a number of registered trademarks, including “Blackbaud,” “The Raiser's Edge”, “Blackbaud CRM” and "Luminate." We have applied for additional trademarks. We currently have two active patents on our technology, and have filed two provisional patent applications in 2012.

Employees
As of December 31, 2012, we had 2,705 employees, consisting of 552 in sales and marketing, 484 in research and development, 740 in consulting and professional services, 305 in customer support, 328 in subscriptions and 296 general and administrative personnel. None of our employees are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.

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

Executive Officers
The following table sets forth information concerning our executive officers as of December 31, 2012:

Name	Age
Marc E. Chardon(1)	57	President and Chief Executive Officer
Anthony W. Boor	50	Senior Vice President and Chief Financial Officer
Charles T. Cumbaa	60	Senior Vice President, New Business Development
Joseph D. Moye	51	President, Enterprise Customer Business Unit
Kevin Mooney	54	President, General Markets Business Unit
Bradley J. Holman	51	President, International Business Unit
Jana B. Eggers	44	Senior Vice President, Products and Marketing
Charles L. Longfield	56	Senior Vice President, Chief Scientist
John J. Mistretta	57	Senior Vice President of Human Resources

(1)
In January 2013, Mr. Chardon informed us that he is resigning as our President and Chief Executive Officer and director at the end of 2013, or earlier if we appoint his successor. A search for Mr. Chardon's replacement is underway.

Marc E. Chardon joined us as President and Chief Executive Officer in November 2005. Previously, Mr. Chardon served as Chief Financial Officer for the $11 billion Information Worker business group at Microsoft, where he was responsible for the core functions of long-term strategic financial planning and business performance management. He joined Microsoft in August 1998 as General Manager of Microsoft France. During his three-year leadership, the subsidiary remained one of the three most admired companies by French professionals and achieved increased customer satisfaction. Prior to joining Microsoft, Mr. Chardon was General Manager of Digital France. He joined Digital in 1984, and held a variety of international marketing and business roles within the company. In 1994, Mr. Chardon was named Director, Office of the President, with responsibility for Digital's corporate strategy development. Mr. Chardon is an American/French dual national. He is an economics honors graduate from Harvard University.

Anthony W. Boor joined us as Senior Vice President and Chief Financial Officer in November 2011. Prior to joining us, he served as an executive with Brightpoint, Inc. beginning in 1999, most recently as its Executive Vice President, Chief Financial Officer and Treasurer. He also served as the interim President of Europe, Middle East and Africa during Brightpoint's significant restructuring of that region. Mr. Boor served as Director of Business Operations for Brightpoint North America from August 1998 to July 1999. Prior to joining Brightpoint, Mr. Boor was employed in various financial positions with Macmillan Computer Publishing, Inc., Day Dream Publishing, Inc., Ernst & Young LLP, Expo New Mexico, KPMG LLP and Ernst & Whinney LLP. He holds a BS in Accounting from New Mexico State University.

Charles T. Cumbaa has served as our Senior Vice President of New Business Development since May 2012. He joined us in May 2001 and served as Senior Vice President of Products and Services until December 2009. He also served as our President, Enterprise Customer Business Unit from January 2010 to April 2012. Prior to joining us, Mr. Cumbaa was Executive Vice President with Intertech Information Management from December 1998 until October 2000. From 1992 until 1998, he was President and Chief Executive Officer of Cognitech, Inc., a software company he founded. From 1984 to 1992 he was Executive Vice President of Sales and Services at Sales Technologies. Prior to that, he was employed by McKinsey & Company. Mr. Cumbaa holds a BA from Mississippi State University and an MBA from Harvard Business School.

Joseph D. Moye has served as our President, Enterprise Customer Business Unit since October 2012. Before joining us, Mr. Moye was President and Chief Executive Officer for Capgemini Government Solutions from October 2009 to October 2012 where he led the company's expansion in the U.S. public sector marketplace. From October 2006 to September 2009, he was Vice President of Capgemini Group. From January 2000 to September 2005, he was President and Chief Executive Officer of Gazelle Consulting, Inc., a branded leader in business intelligence professional services. Gazelle was acquired by Adjoined Consulting in 2005 and Mr. Moye integrated his team, led the combined business intelligence practice of Adjoined and, ultimately Kanbay's practice after its acquisition of Adjoined, prior to Capgemini acquiring Kanbay. Before founding Gazelle Consulting, Mr. Moye held multiple leadership positions with Sequent Computer Systems and Unisys where he was responsible for leading business units and channels both domestically and internationally. Mr. Moye holds a BS in Business Administration from Florida State University.

Kevin W. Mooney has served as our President, General Markets Business Unit since January 2010. He joined us in July 2008 as our Senior Vice President of Sales & Marketing and Chief Commercial Officer. Before joining Blackbaud, Mr. Mooney was a senior executive at Travelport GDS from August 2007 to May 2008. As Chief Commercial Officer of Travelport GDS, one of the world's largest providers of information services and transaction processing to the travel industry, Mr. Mooney was responsible for global sales, marketing, training, service and support activities. Prior to that he was Chief Financial Officer for Worldspan from March 2005 until it was acquired by Travelport in August 2007. Mr. Mooney has also held key executive positions in the telecommunications industry and he is a member of the Board of Directors of tw telecom inc., a publicly traded company. Mr. Mooney graduated from Seton Hall University and holds an MBA in Finance from Georgia State University.

Bradley J. Holman, President of the International Business Unit, joined us in November 2010. Prior to joining Blackbaud, Mr. Holman served as Partner and Chief Commercial Officer at ATI Business Group, a Jakarta-based company that provides outsourcing and technical services to the aviation and travel sectors, from February 2010 to October 2010. Prior to that, from June 2006 to February 2010, Mr. Holman served as President of Travelport's Asia Pacific operations, which provides information services and transaction processing to the travel industry. From July 2001 to May 2006, Mr. Holman held various senior management roles at Travelport, including Senior Vice President of airline services in Asia Pacific and Managing Director of operations in Europe, Middle East and Africa. Mr. Holman holds a BC from University of Western Australia.

Jana B. Eggers, our Senior Vice President of Products and Marketing, joined us in November 2010. Prior to joining Blackbaud, Ms. Eggers served as Chief Executive Officer of Germany-based Spreadshirt from October 2006 to November 2010. Prior to that, Ms. Eggers served as General Manager and Director for Intuit from April 2002 to October 2006, where she founded and led the company's corporate Innovation Lab, which researched and designed new offerings. From March 2003 to October 2006, Ms. Eggers also served as General Manager for Intuit's QuickBase business, serving the Fortune 100, where it became Intuit's fastest-growing business unit. Ms. Eggers has also held executive and technology leadership positions at internationalization firm Basis Technology, American Airline's Sabre, Los Alamos National Laboratory and several acquired start-ups. Ms. Eggers holds a BS in Mathematics and Computer Science from Hendrix College.

Charles L. Longfield has served as our Senior Vice President, Chief Scientist since January 2010. He joined us in January 2007 as our Chief Scientist as part of our acquisition of the Target Companies, both of which he founded and then led as Chief Executive Officer since the early 1990s. Mr. Longfield has extensive experience designing and implementing national as well as international constituency databases that address the fundraising information needs at many of the world's largest nonprofit organizations. Mr. Longfield holds a BA in Mathematics and a M.Ed. from Harvard University and has over 30 years of experience helping nonprofits automate their fundraising operations.

John J. Mistretta, our Senior Vice President of Human Resources, joined us in August 2005. Prior to joining us, Mr. Mistretta was an Executive Vice President of Human Resources and Alternative Businesses at National Commerce Financial Corporation from 1998 to 2005. Earlier in his career, Mr. Mistretta held various senior Human Resources positions over a thirteen year period at Citicorp. Mr. Mistretta holds a MS in Counseling and a BA in Psychology from the State University of New York at Oswego.
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
We significantly increased our leverage in connection with our acquisition of Convio.
We amended and restated our credit agreement in February 2012 to increase our borrowing capacity to $325.0 million. We incurred a substantial amount of indebtedness in connection with our acquisition of Convio in May 2012. As a result of this indebtedness, our interest payment obligations have increased. The degree to which we are leveraged could have adverse effects on our business, including the following:

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
A substantial portion of our revenue is currently derived from The Raiser's Edge, Luminate Online and Blackbaud CRM, and a decline in sales or renewals of these or similar products and related services could harm our business.
We derive a substantial portion of our revenue from the sale of The Raiser's Edge and Blackbaud CRM, and other products that help customers manage constituent relationships and related services, and we expect revenue from these products and related services to continue to account for a substantial portion of our total revenue for the foreseeable future. For example, revenue from the sale of The Raiser's Edge and related services represented approximately 30%, 35% and 38% of our total revenue in 2012, 2011 and 2010, respectively. Because we often sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, we frequently sell these or similar products to new customers and then attempt to generate incremental revenue from the sale of additional products and services. If demand for The Raiser's Edge, Luminate Online, Blackbaud CRM or similar products declines significantly, our business would suffer.
We encounter lengthy sales cycles which could have an adverse effect on the amount, timing and predictability of our revenue and sales.
Potential customers, particularly our larger enterprise clients, generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them as to the value of our software and services. Sales of our software products to these larger customers often require an extensive education and marketing effort. We could expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Historically, our software product sales cycle averages approximately two months for sales to existing customers and from six to nine months for sales to new customers. Recently, we have experienced longer sales cycle times, delays and postponements of purchasing decisions by our current and prospective customers as a result of challenges posed upon nonprofit organizations by the uncertain economic environment. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:

•	Our customers' budgetary constraints;

•	The timing of our clients' budget cycles and approval processes;

•	The impact of the macroeconomic environment on our customers;

•	Our clients' willingness to replace their current methods or software solutions;

•	Our need to educate potential customers about the uses and benefits of our products and services; and

•	The timing and expiration of our clients' current license agreements or outsourcing agreements for similar services.
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
The implementation of our products and services, particularly in our large CRM engagements, frequently involves complex configuration, business process reengineering and system interfaces and can extend for a year or more. Our enterprise CRM product offerings are relatively new, and we may not have historical experience with unanticipated implementation challenges or complexities that could arise in these engagements. Further, these projects typically are heavily dependent on customer participation, communication and timely responsiveness throughout the implementation cycle. As the complexity of these engagements increases, our revenues and profitability could suffer from delays in project completion and having to perform unplanned incremental services at rates substantially below our normal hourly rates or make investments in the form of non-billable service hours or other concessions. If we are unsuccessful in implementing our products or if we experience delays, it could have a material adverse effect on our profitability and the timing and predictability of our revenue.

If our customers do not renew their annual maintenance and support agreements or subscriptions for our products or if they do not renew them on terms that are favorable to us, our business might suffer.
Most of our maintenance agreements and subscriptions are for a one year term. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance and subscriptions renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements or subscriptions with us on beneficial terms, our business, operating results and financial condition could be harmed. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our products and services and their ability to continue their operations and spending levels.
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
We currently utilize data center hosting facilities to provide SaaS and hosting services to our customers. Any damage to, or failure of, our data center systems generally could result in interruptions in service to our customers, notwithstanding any disaster recovery arrangements that may currently be in place at these facilities. Because our SaaS, Internet-based and hosting service offerings are complex, and we have incorporated a variety of new computer hardware and software systems at the data centers, our services might have errors or defects that users identify after they begin using our services. This could result in unanticipated downtime for our customers and harm to our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our Internet-based services and new errors might again be detected in the future. In addition, our customers might use our Internet-based offerings in unanticipated ways that cause a disruption in service for other customers attempting to access their data.
Because our customers use these services for important aspects of their business, any defects, delays or disruptions in service or other performance problems with our services could hurt our reputation and damage our customers' businesses. If that occurs, customers could elect to cancel their service, or delay or withhold payment to us, we could lose future sales or customers might make claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. Any of these could harm our business and our reputation.
The market for software and services for nonprofit organizations might not grow and nonprofit organizations might not continue to adopt our products and services.
Many nonprofit organizations have not traditionally used integrated and comprehensive software and services for their nonprofit-specific needs. We cannot be certain that the market for such products and services will continue to develop and grow or that nonprofit organizations will elect to adopt our products and services rather than continue to use traditional, less automated methods, attempt to develop software internally, rely upon legacy software systems, or use software solutions not specifically designed for the nonprofit market. Nonprofit organizations that have already invested substantial resources in other fundraising methods or other non-integrated software solutions might be reluctant to adopt our products and services to supplement or replace their existing systems or methods. In addition, the implementation of one or more of our core software products can involve significant time and capital commitments by our customers, which they may be unwilling or unable to make. If demand for and market acceptance of our products and services does not increase, we might not grow our business as we expect.
Because a significant portion of our revenue is recognized ratably over the terms of the contract, downturns in sales may not be immediately reflected in our revenue.
We recognize our maintenance and subscriptions revenue monthly over the term of the customer agreement. The terms of the customer agreements typically range from 1-3 years. As a result, much of the revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales to new customers, renewals by existing customers or market acceptance of our products in any one quarter will not necessarily be fully reflected in the revenues in that quarter and will negatively affect our revenues and profitability in future quarters.
Our operations might be affected by the occurrence of a natural disaster or other catastrophic event.
We depend on our principal executive offices and other facilities for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks and natural disasters such as hurricanes and earthquakes could disrupt one or more of these facilities and adversely affect our operations. In addition, our Charleston headquarters require a remediation effort to improve weather resistance. This remediation effort is the responsibility of the landlord, but delays in the remediation or disruption caused by the remediation effort could have an adverse effect on our operations. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.
If the security of our software is breached, we fail to securely collect, store and transmit customer information, or we fail to safeguard confidential donor data, our products and services might be perceived as not being secure and our reputation and business could suffer.
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
The effectiveness of our software products relies on our customers' storage and use of data concerning their customers, including financial, personally identifying and other sensitive data. Our customers' collection and use of this data for donor profiling might raise privacy and security concerns and negatively impact the demand for our products and services. For example, our custom modeling and analytical services, including ProspectPoint, WealthPoint and donorCentrics, rely heavily on securing and making use of data we gather from various sources and privacy laws could jeopardize our ability to market and profit from those services. If a breach of customer data security were to occur, our products may be perceived as less desirable, which would negatively affect our business and operating results.
Governments in some jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. This legislation could reduce the demand for our software products if we fail to design or enhance our products to enable our customers to comply with the privacy and security measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer data privacy legislation. For example, we are subject to the privacy provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and might be subject to similar provisions of the Gramm-Leach-Bliley Act and related regulations. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. As part of the American Recovery and Reinvestment Act of 2009, Congress passed the Health Information Technology for Economic and Clinical Health Act, or HI-TECH Act. The HI-TECH Act expands the reach of data privacy and security requirements of HIPAA to service providers. HIPAA and associated United States Department of Health and Human Services regulations permit our customers in the healthcare industry to use certain demographic protected health information (such as name, email or physical address and dates of service) for fundraising purposes and to disclose that subset of protected health information to their service providers for fundraising. We may be included in this service provider group under the revised HIPAA regulations by virtue of our service provider relationship with our customers in the healthcare industry. In general, we seek to contractually prohibit our healthcare industry customers from using other types of health information of their clients for fundraising purposes that would be non compliant with HIPAA, but we believe monitoring our healthcare customers' compliance with such prohibitions is not legally required of service providers and would be cost prohibitive. The law and regulations under HI-TECH are new and still subject to change or interpretation by legal authorities who could cause additional compliance burdens. If we or our customers were found to be subject to and in violation of any of these laws or other data privacy laws or regulations, our business could suffer and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and our customers and make it more difficult for donors to make online donations.
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
Our subscriptions revenue, which includes fees for providing access to hosted applications, application hosting services and access to certain data services and our online subscription training offerings, has experienced the largest percentage revenue growth over the last three years. Subscriptions revenue was approximately 36%, 28% and 26% of our revenue for 2012, 2011 and 2010, respectively. Our subscriptions revenue has substantially lower gross margins than our product license revenue. For the years ended December 31, 2012, 2011 and 2010, our subscriptions margin was 58%, 59% and 63%. A continued increase in the percentage of total revenue represented by subscriptions revenue could adversely affect our overall gross margins and operating results if we are unable to achieve economies of scale in our subscription based offerings. Additionally, if nonprofits in general, and specifically our customers and prospects, desire to adopt our subscription offerings much more rapidly than we currently anticipate and we are unable to respond in a timely fashion, we could encounter significant effects to our business, including substantial capital expenditures, reduction in profitability, decrease in revenue growth and/or we could become potentially less competitive, resulting in a loss of market share.

Our services revenue, which includes fees for consulting, customization, implementation, training, data and technical services and analytics, was approximately 27%, 29% and 27% of our revenue for 2012, 2011 and 2010, respectively. Our services revenue has substantially lower gross margins than our product license revenue. For the years ended December 31, 2012, 2011 and 2010, our services margin was 19%, 27% and 24%, respectively. An increase in the percentage of total revenue represented by services revenue without an improvement in services margin could adversely affect our operating results.
Certain of our services are contracted under fixed fee arrangements, which we base on estimates. If our estimated number of hours to perform engagement implementation services are less than our actual hours, our operating results would be adversely affected. Services revenue as a percentage of total revenue has varied significantly from quarter to quarter due to fluctuations in licensing revenue, economic changes, varying accounting treatments, changes in the average selling prices for our products and services, our customers' acceptance of our products and our sales force execution. In addition, the volume and profitability of services can depend in large part upon:

•	Competitive pricing pressure on the rates that we can charge for our services;

•	The complexity of the customers' information technology environment and the existence of multiple non-integrated legacy databases;

•	The resources directed by customers to their implementation projects;

•	The extent of software customization included in the implementation projects; and

•	The extent to which outside consulting organizations provide services directly to customers.
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
Our quarterly revenue and results of operations are difficult to forecast. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful and that such comparisons might not be accurate indicators of future performance. The reasons for these fluctuations include but are not limited to:

•	The size and timing of sales of our software, including the relatively long sales cycles associated with many of our larger software sales;

•	Budget and spending decisions by our customers;

•	The degree of judgment required to estimate large consulting service engagements;

•	Scheduling considerations by our customers as they impact the delivery of purchased services;

•	Varying accounting treatments based upon the facts and circumstances of each arrangement;

•	Utilization of our professional services personnel;

•	Market acceptance of new products we release;

•	Market acceptance of products we acquire;

•	The amount and timing of operating costs related to the expansion of our business, operations and infrastructure;

•	Changes in our pricing policies or our competitors' pricing policies;

•	General economic conditions and effects of tax law changes; and

•	Costs related to acquisitions of technologies or businesses.
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
The companies we compete with and other potential competitors may have greater financial, technical and marketing resources and generate greater revenue and better name recognition than we do. Companies such as Microsoft, Salesforce.com and Oracle offer some products that are designed specifically for nonprofit organizations, in addition to some of their products which have a degree of functionality for nonprofit organizations that could be considered competitive. Also, if one or more of our competitors or potential competitors were to merge or partner with one of our other competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, a large diversified software enterprise, such as Microsoft, Oracle or Salesforce.com, could decide to enter the market directly, including through acquisitions. Competitive pressures can adversely impact our business by limiting the prices we can charge our customers and making the adoption and renewal of our solutions more difficult.

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
Because competition for highly qualified personnel is intense, we might not be able to attract and retain key personnel and personnel we need to support our planned growth.
To meet our objectives successfully, we must attract and retain highly qualified personnel, including a qualified chief executive officer, with specialized skill sets. If we are unable to hire a qualified chief executive officer or are unable to attract suitably qualified management, there could be a material adverse impact on our business. In addition, to execute our continuing growth plans, we need to increase the size and maintain the quality of our sales force, software development staff and our professional services organization. Competition for qualified personnel can be intense, and we might not be successful in attracting and retaining them. The pool of qualified personnel with experience working with or selling to nonprofit organizations is limited overall and specifically in Charleston, South Carolina, where our principal office is located. Our ability to maintain and expand our sales, product development and professional services teams will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to, and the specific needs of, nonprofit organizations. For these reasons, we have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales and services personnel to become productive, particularly with respect to obtaining and supporting major customer accounts. We might also engage additional third-party consultants as contractors, which could have a negative impact on our earnings. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our products and services, we could experience a shortfall in revenue or earnings and not achieve our planned growth.
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
We currently have operations in Canada, United Kingdom, the Netherlands, Australia and Asia, and we intend to expand further into international markets. We have limited experience in international operations and might not be able to compete effectively in international markets. Our international offices generated revenues of approximately $61.0 million, $53.6 million and $44.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Accordingly, international revenue increased 13.8% and 21.5% in 2012 and 2011, respectively. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors.
If we are unable to grow our international operations in a cost effective and timely manner, our business and operating results could be harmed. Doing business internationally involves additional risks that could harm our operating results, including:

•	Difficulties associated with and costs of staffing and managing international operations;

•	Differing technology standards;

•	Difficulties in collecting accounts receivable and longer collection periods;

•	Political and economic instability;

•	Imposition of currency exchange controls;

•	Potentially adverse tax consequences;

•	Reduced protection for intellectual property rights in certain countries;

•	Dependence on local vendors;

•	Protectionist laws and business practices that favor local competition;

•	Compliance with multiple conflicting and changing governmental laws and regulations;

•	Seasonal reductions in business activity specific to certain markets;

•	Longer sales cycles;

•	Restrictions on repatriation of earnings or new taxation thereon;

•	Differing labor regulations;

•	Differing accounting rules and practices;

•	Restrictive privacy regulations in different countries, particularly in the European Union;

•	Restrictions on the export of technologies such as data security and encryption;

•	Compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials; and

•	Import and export restrictions and tariffs.
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
Our success and ability to compete depends to a significant degree upon the protection of our software and other proprietary technology rights. We might not be successful in protecting our proprietary technology and our proprietary rights might not provide us with a meaningful competitive advantage. To protect our core proprietary technology, we rely on a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure agreements, each of which affords only limited protection. We have no patent protection for The Raiser's Edge, which is one of our core products and responsible for a significant portion of our revenue. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition. It is possible that:

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
Our credit facility contains restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, repurchase stock and enter into transactions with affiliates. There can be no assurance that we will be able to remain in compliance with the covenants to which we are subject in the future and, if we fail to do so, that we will be able to obtain waivers from our lenders or amend the covenants.
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

Our business and financial performance could be negatively impacted by changes in tax laws or regulations.
We and our customers are subject to a wide variety of tax laws and regulations in jurisdictions around the world.  In response to recent economic challenges, we anticipate that many of the jurisdictions in which we and our customers do business will review tax and other revenue raising laws and regulations. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us or our customers. Any changes to these existing tax laws could adversely affect our domestic and international business operations, and our business and financial performance. Additionally, these events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers' and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.
We have recorded a significant deferred tax asset, and we might never realize the full value of our deferred tax asset, which would result in a charge against our earnings.
In connection with the initial acquisition of our common stock as part of our recapitalization in 1999, we recorded approximately $107.0 million as a deferred tax asset. As of December 31, 2012, we have deferred tax assets recognized of $87.8 million, of which $13.7 million relates to our 1999 recapitalization.
Realization of our deferred tax asset is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from that asset. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. This could be caused by, among other things, deterioration in performance, loss of key contracts, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business and a variety of other factors. If a deferred tax asset was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made. Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely effected.
Depending on future circumstances, it is possible that we might never realize the full value of our deferred tax asset. Any future determination of impairment of a significant portion of our deferred tax asset would have an adverse effect on our financial condition and results of operations.
Our ability to utilize our net operating loss carryforwards may be limited.
Included in our deferred tax asset balance is $26.9 million related to federal net operating loss carryforwards at December 31, 2012. Our federal net operating loss carryforwards are subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors set forth in the Internal Revenue Code. If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration, which would have an adverse effect on our future cash flow, financial condition and results of operations.
Our acquisition of Convio might not be accretive and might cause dilution to the combined company's earnings per share, which could negatively impact the price of our common stock.
We currently anticipate that our acquisition of Convio will be accretive to the non-GAAP earnings per share (“EPS”) of the combined company during the first full calendar year after the acquisition is completed. This expectation is based on preliminary estimates of certain synergies expected to be realized by the combined company during such time, including the elimination of Convio's expenses related to operating as a publicly traded company and excluding the impact of merger-related expenses. Such estimates and assumptions could materially change due to the failure to realize any or all of the benefits expected in the acquisition or other factors beyond our control or the control of Convio. All of these factors could delay, decrease or eliminate the expected accretive effect of the acquisition and cause resulting dilution to our non-GAAP EPS or to the price of our common stock.

We might face challenges in integrating our completed acquisitions and, as a result, might not realize the expected benefits of these acquisitions.
We have completed significant acquisitions over the past five years including, most recently, our acquisition of Convio. Managing and integrating the operations and personnel of an acquired company can be a complex process. The integration might not be completed rapidly or achieve the anticipated benefits of the acquisition. The successful integration of the acquired companies will require, among other things, coordination of various departments, including product development, engineering, sales and marketing and finance. Further, a successful integration of the acquired companies internal control structure will be required. The diversion of the attention of management and any difficulties encountered in this process could cause the disruption of, or a loss of momentum in, sales or product development. If we are unable to successfully integrate the operations and personnel of our recently acquired companies, or if there is any significant delay in achieving integration, we will not realize the revenue growth, synergies and other anticipated benefits we expected and our business and results of operations could be adversely affected.
If we are unable to retain key personnel of our recent acquisitions, our business may suffer.
The success of our recent acquisitions will depend in part on our ability to retain their engineering, sales, marketing, development and other personnel. It is possible that these employees might decide to terminate their employment. If key employees terminate their employment, the sales, marketing or development activities of acquired companies might be adversely affected, our management's attention might be diverted from successfully integrating the acquired operations and to hiring suitable replacements and, as a result, our business might suffer.
Future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.
As part of our business strategy, we have made acquisitions in the past, and, we might acquire additional companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

•	Difficulties in integrating operations, technologies, services, accounting and personnel;

•	Difficulties in supporting and transitioning customers of our acquired companies;

•	Diversion of financial and management resources from existing operations;

•	Risks of entering new sectors of the nonprofit industry;

•	Potential loss of key employees; and

•	Inability to generate sufficient return on investment.
Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders would be diluted which, in turn, could affect the market price of our stock. Moreover, we could finance any acquisition with debt, resulting in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions or investments properly, we might not achieve the anticipated benefits of any such acquisition and we may incur costs in excess of what we anticipate. Furthermore, if we incur additional debt to fund acquisitions and are unable to service our debt obligation we may have a greater risk of default under our credit facility.
If we are not able to manage our anticipated growth effectively, our operating costs may increase and our operating margins may decrease.
We will need to continue to grow our infrastructure to address our acquisition of Convio and other potential market opportunities. Our growth will continue to place, to the extent that we are able to sustain such growth, a strain on our management, administrative, operational and financial infrastructure. If we continue to grow our operations, by way of additional business combinations or otherwise, we may not be effective in enlarging our physical facilities and our systems and our procedures or controls may not be adequate to support such expansion or our business generally. If we are unable to manage our growth, our operating costs may increase and our operating margins may decrease.

Increasing government regulation could affect our business.
We are subject, not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to electronic commerce and other regulations. Although there are currently few such laws and regulations, state, federal and foreign governments may adopt laws and regulations applicable to our business. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance. If such a decline occurs, companies may decide in the future not to use our products and services. Any new laws or regulations in the following areas could affect our business:

•	User privacy;

•	Payment processing;

•	The pricing and taxation of goods and services offered over the Internet;

•	Taxation of foreign earnings;

•	The content of websites;

•	Copyrights;

•	Consumer protection, including the potential application of “do not call” registry requirements on our customers and consumer backlash in general to direct marketing efforts of our customers;

•	The online distribution of specific material or content over the Internet; and

•	The characteristics and quality of products and services offered over the Internet.
Pending and enacted legislation at the state and federal levels, including those related to fundraising activities, may also restrict further our information gathering and disclosure practices, for example, by requiring us to comply with extensive and costly registration, reporting or disclosure requirements.
Item 1B. Unresolved staff comments
None.
Item 2. Properties
We lease our headquarters in Charleston, South Carolina which consists of approximately 230,000 square feet. The lease on our Charleston headquarters expires in October 2024, and we have the option for two 5-year renewal periods. We also lease facilities near Indianapolis, Indiana and in San Diego, California; Austin, Texas; Cambridge, Massachusetts; Washington D.C.; Denver, Colorado; Alexandria, Virginia; Miami, Florida; Almere, the Netherlands; Glasgow, Scotland; London, England; East Brisbane, Australia; and Sydney, Australia. We believe that our properties are in good operating condition and adequately serve our current business operations for all of our business segments. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
Item 3. Legal proceedings
From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.
Item 4. Mine safety disclosures
Not applicable.

PART II
Item 5. Market for registration's common equity, related stockholder matters and issuer purchases of equity securities
Our common stock began trading on the NASDAQ National Market under the symbol “BLKB” on July 26, 2004. On July 1, 2006, our common stock began trading on NASDAQ’s newest market tier, the NASDAQ Global Select Market. The following table sets forth the high and low prices for shares of our common stock, as reported by NASDAQ for the periods indicated. The prices are based on quotations between dealers, which do not reflect retail markup, mark-down or commissions.
Blackbaud quarterly high and low stock prices

	High	Low
Fiscal year ended December 31, 2012
First quarter	$34.00	$22.63
Second quarter	$33.93	$24.02
Third quarter	$28.34	$22.98
Fourth quarter	$24.88	$20.99
Fiscal year ended December 31, 2011
First quarter	$27.44	$24.42
Second quarter	$30.39	$24.91
Third quarter	$29.10	$21.84
Fourth quarter	$30.36	$20.81
As of February 12, 2013, there were 179 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record. On February 12, 2013, the closing price of our common stock was $25.48.

Stock performance graph
The following performance graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The graph covers the most recent five-year period ending December 31, 2012. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2007, and that all dividends are reinvested.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Blackbaud, Inc.	$100.00	$49.18	$88.34	$98.68	$107.54	$90.30
NASDAQ Composite	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78
NASDAQ Computer & Data Processing	$100.00	$57.50	$90.39	$98.29	$95.15	$106.83

Issuer purchases of issuer securities

The following table provides information about shares of common stock repurchased during the three months ended December 31, 2012. All of these shares were common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, October 1, 2012			—	$50,000
October 1, 2012 through October 31, 2012	401	$23.95	—	$50,000
November 1, 2012 through November 30, 2012	119,692	$22.11	—	$50,000
December 1, 2012 through December 31, 2012	168	$22.83	—	$50,000
Total	120,261	$22.11	—	$50,000

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
In accordance with this dividend policy, we paid quarterly dividends at an annual rate of $0.48 per share in 2012 and 2011, resulting in an aggregate dividend payment to stockholders of $21.7 million and $21.4 million in 2012 and 2011, respectively. In February 2013, our Board of Directors approved an annual dividend rate of $0.48 per share for 2013. We declared a first quarter dividend of $0.12 per share payable on March 15, 2013, to stockholders of record on February 28, 2013, and currently intend to pay quarterly dividends at an annual rate of $0.48 per share of common stock for each of the remaining fiscal quarters in 2013. Dividends at this rate would total approximately $22.1 million in the aggregate on the common stock in 2013 (assuming 46.0 million shares of common stock are outstanding, net of treasury stock).
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
Assumptions and considerations
We estimate that the cash necessary to fund dividends on our common stock for 2013 at an annual rate of $0.48 per share is approximately $22.1 million (assuming 46.0 million shares of common stock are outstanding, net of treasury stock).
We have a stock repurchase program that authorizes us to purchase up to $50.0 million of our outstanding shares of common stock. The program does not have an expiration date. The shares could be purchased in conjunction with a public offering for our stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. Any open market purchases under the repurchase program will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. We might not purchase any additional shares of common stock and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, to cancel the stock repurchase program.

We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2013, including dividends and purchases under our stock repurchase program. See “Management’s discussion and analysis of financial conditions and results of operations — Liquidity and capital resources” in this report.
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
We have estimated our dividend only for 2013, and we cannot assure our stockholders that during or following such periods that we will pay dividends at the estimated levels, or at all. We are not required to pay dividends and our Board of Directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our Board of Directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Indeed, over time our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.
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
Restrictions on payment of dividends
Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2012, we had $13.5 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2013 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2013, our Board of Directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.
We entered into an amended and restated credit facility in February 2012. The amended credit facility restricts our ability to declare and pay dividends on our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit facility, and (2) we must be in compliance with a leverage ratio set forth in the credit agreement.

Item 6. Selected financial data
The selected financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included elsewhere in this report.
The following data, insofar as it relates to each of the years ended December 31, 2012, 2011 and 2010, has been derived from the audited annual financial statements, including the consolidated balance sheets at December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for the three years ended December 31, 2012, 2011 and 2010 and notes thereto appearing elsewhere herein. The following data, insofar as it relates to each of the years ended December 31, 2009 and 2008, and the consolidated balance sheet as of December 31, 2010, 2009 and 2008 are derived from financial statements not included in this report.

As described in Note 3 of the consolidated financial statements included in this annual report, we made business acquisitions which could affect the comparability of the information presented.

	Year ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Consolidated statements of comprehensive income data:
Revenue
License fees	$20,551	$19,475	$23,719	$25,656	$35,484
Subscriptions	162,102	103,544	83,912	73,194	49,773
Services	119,626	108,781	87,663	87,239	101,015
Maintenance	136,101	130,604	124,559	116,413	107,308
Other revenue	9,039	8,464	6,712	6,968	8,730
Total revenue	447,419	370,868	326,565	309,470	302,310
Cost of revenue
Cost of license fees	2,993	3,345	3,003	3,697	3,388
Cost of subscriptions(1)	68,773	42,536	31,155	28,158	20,564
Cost of services(1)	97,208	79,086	66,755	61,585	63,810
Cost of maintenance(1)	26,001	25,178	24,123	21,594	20,175
Cost of other revenue	7,485	7,049	7,103	6,098	8,368
Total cost of revenue	202,460	157,194	132,139	121,132	116,305
Gross profit	244,959	213,674	194,426	188,338	186,005
Operating expenses
Sales and marketing(1)	95,218	75,361	69,469	63,495	65,573
Research and development(1)	64,692	47,672	45,499	45,520	38,497
General and administrative(1)	63,308	36,933	32,636	33,383	33,904
Impairment of cost method investment	200	1,800	—	—	—
Amortization	2,106	980	798	768	713
Total operating expenses	225,524	162,746	148,402	143,166	138,687
Income from operations	19,435	50,928	46,024	45,172	47,318
Interest income	146	183	84	637	526
Interest expense	(5,864)	(200)	(74)	(962)	(1,526)
Other income (expense), net	(392)	346	(98)	220	(194)
Income before provision for income taxes	13,325	51,257	45,936	45,067	46,124
Income tax provision	6,742	18,037	16,749	17,547	17,185
Net income	$6,583	$33,220	$29,187	$27,520	$28,939
Earnings per share
Basic	$0.15	$0.76	$0.68	$0.64	$0.67
Diluted	$0.15	$0.75	$0.67	$0.63	$0.66
Common shares and equivalents outstanding
Basic weighted average shares	44,146	43,523	43,145	42,771	42,959
Diluted weighted average shares	44,692	44,149	43,876	43,600	43,959
Dividends per share	$0.48	$0.48	$0.44	$0.40	$0.40
Summary of stock-based compensation:
Cost of subscriptions	$860	$571	$392	$387	$283
Cost of services	2,786	1,966	1,742	1,433	1,442
Cost of maintenance	538	741	814	750	534
Total included in cost of revenue	4,184	3,278	2,948	2,570	2,259
Sales and marketing	2,527	1,325	1,366	1,605	1,607
Research and development	3,556	3,039	2,844	2,944	2,396
General and administrative	8,973	7,242	5,901	5,291	5,700
Total included in operating expenses	15,056	11,606	10,111	9,840	9,703
Total stock-based compensation	$19,240	$14,884	$13,059	$12,410	$11,962

(1)	Includes stock-based compensation as set forth in tabular summary of stock-based compensation for all periods presented.

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Consolidated balance sheet data
Cash and cash equivalents	$13,491	$52,520	$28,004	$22,769	$16,361
Deferred tax asset, including current portion	15,799	30,927	47,478	59,284	70,100
Working (deficit) capital	(97,947)	(52,093)	(57,056)	(74,458)	(113,464)
Total assets	705,747	392,590	323,806	299,927	311,087
Deferred revenue, including current portion	185,018	163,437	150,661	137,950	122,023
Total long-term liabilities	246,368	12,547	9,319	7,891	7,999
Common stock	55	54	53	52	51
Additional paid-in capital	203,638	175,401	158,372	134,643	116,688
Total stockholders’ equity	$147,684	$140,002	$116,469	$110,293	$85,733

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 1.A Risk Factors and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under “Item 1.A. Risk Factors” and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results. Except as required by law, we do not intend, and undertake no obligation to revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Executive summary
We provide on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of December 31, 2012, we had more than 27,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare as well as international foreign affairs.
We derive revenue from selling perpetual licenses or charging for the use of our software products in a hosted environment and providing a broad offering of services, including consulting, training, installation and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation are generally not essential to the functionality of our software products and are sold separately. Furthermore, we derive revenue from providing hosting services, performing donor prospect research engagements, selling lists of potential donors, and providing transaction processing services, benchmarking studies and data modeling services.
We completed our acquisition of Convio in May 2012 for $335.7 million in consideration. We funded the acquisition through both cash on hand and borrowings under our amended credit facility. During 2012, we remained focused on:

•	integrating the Convio operations and managing expenses to enable us to realize synergies while making investments for future growth of our combined operations;

•	making initial post-merger product roadmap decisions, which included the decision to sunset the Convio Common Ground solution and our move to a single event fundraising module; and

•	continuing the shift in our offerings towards subscription-based pricing to meet the needs and preferences of our customers.
Overall, revenue in 2012 increased 21% compared to 2011. When removing the impact of revenue from acquired companies, revenue increased by 6% during 2012. This increase was principally the result of continued growth in our subscriptions revenue as a result of an increase in demand for our subscription-based offerings as our business shifts towards hosted solutions as well as an increase in transaction fees associated with our payment processing services. Maintenance revenue also contributed to the increase in revenue from maintaining high renewal rates, new maintenance contracts associated with new license arrangements and existing client increases.
Income from operations for 2012 decreased by $31.5 million when compared to 2011. The decrease was attributable to: (i) a $23.1 million increase in costs associated with our acquisition of Convio related to transaction costs, integration and restructuring costs, amortization of acquired intangibles from business combinations and stock-based compensation expense; (ii) a $4.3 million increase in costs related to strategic investments we have made in our business optimization efforts and the re-engineering of our accounting processes; and (iii) an increase of $8.3 million in hosting costs due to incremental investments to improve our hosting services and additional hosting capacity required as a result of the growth in demand for our hosted applications and other online services. Also contributing to the decrease in income from operations was our continued shift from a license-based model with upfront revenue recognition to a subscription-based model, which recognizes revenue ratably over the agreement term. These decreases were partially offset by an increase in gross margin from our payment processing operations.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

We ended 2012 with cash and cash equivalents totaling $13.5 million and $215.5 million in outstanding borrowings on our credit facility. During 2012, we used $20.8 million of cash on hand and net borrowings of $259.6 million towards acquiring Convio. Additionally, we generated $68.7 million in cash flow from operations, paid $21.7 million in dividends and used $20.6 million to purchase computer equipment and software.
During 2012, we continued to experience growth in overall revenue primarily driven by the growing demand for our subscription-based offerings. However, we continue to believe the pace and impact of economic recovery on the nonprofit market remains uncertain. Additionally, we continue to experience a greater level of caution by our existing and prospective customers in their expenditure decisions. We expect that our operating environment will continue to be challenging in the near term. Notwithstanding these conditions, we plan to further increase our focus on subscription-based offerings as we execute on our key growth initiatives and strengthen our leadership position, while achieving our targeted level of profitability. In the near term, we expect there will continue to be a dilutive impact on our profitability as we shift from a license-based model with upfront revenue recognition to a subscription-based model, which recognizes revenue ratably over the agreement term.
We also plan to continue to invest in our back-office processes, the infrastructure that supports our subscription-based offerings and certain product development initiatives to achieve optimal scalability of our operations as we execute on our key growth initiatives.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Results of operations
During 2012, 2011 and 2010, we acquired companies that provided us with strategic opportunities to expand our share of the nonprofit market through the integration of complementary products and services to serve the changing needs of our customers. The following are the companies we acquired and their respective acquisition date:

•	NOZA, Inc. – October 1, 2010;

•	Public Interest Data, LLC, or PIDI – February 1, 2011;

•	Everyday Hero Pty. Ltd., or EDH – October 6, 2011; and

•	Convio, Inc., or Convio – May 4, 2012.
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing 2012 to 2011 and 2011 to 2010. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations due to the inclusion of acquired companies for only a partial year in the year of acquisition.
From the date of acquisition through December 31, 2012, Convio's total revenue was $50.7 million. Because we have integrated a substantial amount of the Convio operations, it is impracticable to determine the operating costs attributable solely to the acquired business.
Comparison of the years ended December 31, 2012 and 2011
Revenue
The table below compares revenue from our consolidated statements of comprehensive income for the years ended December 31, 2012 and 2011.

	Year ended December 31,
(in millions)	2012	2011	Change	% Change
License fees	$20.6	$19.5	$1.1	6%
Subscriptions	162.1	103.5	58.6	57%
Services	119.6	108.8	10.8	10%
Maintenance	136.1	130.6	5.5	4%
Other	9.0	8.5	0.5	6%
Total revenue	$447.4	$370.9	$76.5	21%

When removing the impact of revenue from acquired companies, revenue increased by $21.9 million, or 6% in 2012. This increase in revenue was primarily attributable to growth in our subscriptions revenue as a result of both an increase in demand for an our online fundraising offerings as well as an increase in transaction fees associated with our payment processing services. The increase in demand for our subscription offerings was primarily driven by the ongoing evolution of our product offerings from a license-based to subscription-based model. Although we continue to experience a shift in our emerging (first-time users) and mid-sized customers’ buying preference away from perpetual licenses towards hosted solutions, license revenue increased in 2012 when compared to 2011 as a result of an increase in sales of our Blackbaud CRM offering to large and/or strategic customers. The increase in maintenance revenue is attributable to maintaining high renewal rates, new maintenance contracts associated with new license agreements and increases in contracts with existing customers during 2012 when compared to 2011. Services revenue grew in 2012 principally as a result of increased demand for our education services.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Operating results
License fees

	Year ended December 31,
(in millions)	2012	2011	Change	% Change
License fees revenue	$20.6	$19.5	$1.1	6%
Cost of license fees	3.0	3.3	(0.3)	(9)%
License fees gross profit	$17.6	$16.2	$1.4	9%
License fees gross margin	85%	83%

We derive revenue from license fees from the sale of our software products, under a perpetual license agreement. We are increasingly experiencing a shift in our emerging and mid-sized customers' buying preference away from solutions offered under perpetual license arrangements towards subscription-based hosted applications, while our large and/or strategic customers continue to be an area of growth, particularly as it relates to our Blackbaud CRM offering. Our larger perpetual license transactions have long sales cycles, and their timing can result in significant period-to-period variations. Revenue from license fees increased in 2012 primarily due to a greater contribution of revenue from larger Blackbaud CRM arrangements when compared to 2011.
Cost of license fees is principally comprised of third-party software royalties, variable reseller commissions, amortization of software development costs and amortization of intangibles from business combinations. The decrease in cost of license fees in 2012 when compared to 2011 is principally attributable to a decrease in third-party software royalties. Third-party software royalties associated with our license-based products have decreased as the demand for our perpetual license arrangements has decreased and subscription-based offerings has increased.
The increase in license fees gross margin during 2012 is the result of fewer sales of products that have third party software royalty costs associated with them. Additionally, the increase in revenue from Blackbaud CRM arrangements contributed to the increase in license fees gross margin during 2012.
Subscriptions

	Year ended December 31,
(in millions)	2012	2011	Change	% Change
Subscriptions revenue	$162.1	$103.5	$58.6	57%
Cost of subscriptions	68.8	42.5	26.3	62%
Subscriptions gross profit	$93.3	$61.0	$32.3	53%
Subscriptions gross margin	58%	59%

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

Included in subscriptions revenue for 2012 and 2011 is $45.6 million and $0.7 million of revenue attributable to acquired companies, respectively. Excluding the revenue from acquired companies, the increase in subscriptions revenue of $13.7 million, or 13%, is principally attributable to an increase in demand for our online fundraising and data management offerings as well as an increase in transaction fees associated with our payment processing services.
Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangibles from

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

business combinations and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions in 2012 is principally attributable to increases in hosting costs, human resource costs and amortization of intangibles from business combinations.
Hosting costs increased by $8.3 million during 2012 as a result of incremental costs due to the inclusion of acquired companies. Additionally, hosting costs increased due to incremental investments to improve our hosting services and additional hosting capacity required as a result of the growth in demand for our hosted applications and other online services. Human resource costs increased $6.6 million during 2012. The increase in human resource costs is attributable to additional headcount due to the inclusion of acquired companies and additional resources needed to support the growth in demand for our subscription-based offerings.
Amortization of intangibles from business combinations increased $8.6 million in 2012 primarily due to the amortization expense for the acquired Convio intangible assets.
The decrease in subscriptions gross margin during 2012 compared to 2011 is primarily due to investments we are making in our infrastructure, including additional headcount, expanded facilities, improved operational processes and computer equipment to support the growth in our subscription offerings.
Services

	Year ended December 31,
(in millions)	2012	2011	Change	% Change
Services revenue	$119.6	$108.8	$10.8	10%
Cost of services	97.2	79.1	18.1	23%
Services gross profit	$22.4	$29.7	$(7.3)	(25)%
Services gross margin	19%	27%

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
Included in services revenue in 2012 and 2011 is $9.8 million and $0.1 million of revenue attributable to acquired companies, respectively. Excluding the revenue from acquired companies, the increase in services revenue of $1.1 million, or 1%, is principally due to an increase in education services revenue of $1.4 million, partially offset by a decrease in analytic services revenue of $0.6 million. The rates we charge for our education service offerings have remained relatively constant year over year and, as such, the increase in revenue is the result of a change in volume. The increase in revenue from education services is the result of higher demand for subscription-based training. Consulting services revenue remained relatively unchanged in 2012 compared to 2011 primarily due to a greater portion of our service engagements being with larger enterprise customers as our mid-market moves to subscription-based offerings. These larger enterprise engagements can experience volatility in utilization due to the complex nature of these engagements.
Cost of services is principally comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. The increase in cost of services in 2012 is primarily attributable to an increase in human resource costs. Human resource costs increased $12.7 million in 2012 as a result of an increase in headcount. The increase in headcount was attributable to the inclusion of additional resources from acquired companies.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

An increase in allocated depreciation, facilities and IT support costs also contributed to the increase in cost of services in 2012 when compared to 2011 due to the inclusion of allocable costs from the Convio operations.
The services gross margin decreased in 2012 primarily as a result of the increases in headcount and allocated costs discussed above.
Maintenance

	Year ended December 31,
(in millions)	2012	2011	Change	% Change
Maintenance revenue	$136.1	$130.6	$5.5	4%
Cost of maintenance	26.0	25.2	0.8	3%
Maintenance gross profit	$110.1	$105.4	$4.7	4%
Maintenance gross margin	81%	81%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue in 2012 compared to 2011 is principally comprised of (i) $12.7 million of maintenance from new customers associated with new license agreements and increases in contracts with existing customers and (ii) $4.1 million from maintenance contract inflationary rate adjustments, partially offset by (iii) $11.3 million from maintenance contracts that were not renewed and reductions in contracts with existing customers.
Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. Cost of maintenance increased during 2012 when compared to 2011 primarily as a result of increases in allocated costs and proprietary software costs. The increase in proprietary software costs is attributable to increases in maintenance contracts with existing customers for software products which include third-party royalty costs associated with the maintenance revenue. Maintenance gross margin in 2012 remained relatively unchanged when compared to 2011.
Other revenue

	Year ended December 31,
(in millions)	2012	2011	Change	% Change
Other revenue	$9.0	$8.5	$0.5	6%
Cost of other revenue	7.5	7.0	0.5	7%
Other gross profit	$1.5	$1.5	$—	—%
Other gross margin	17%	18%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees. Other revenue increased in 2012 when compared to 2011 primarily due to an increase in fees from user conferences. Additionally, an increase in revenue from reimbursement of travel-related expenses associated with services revenue contributed to the increase in other revenue during 2012.
Cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. Cost of other revenue increased in 2012 primarily due to increases in reimbursable expenses related to services provided at customer locations. Other gross margin in 2012 remained relatively unchanged when compared to 2011.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Operating expenses
Sales and marketing

	Year ended December 31,
(in millions)	2012	2011	Change	% Change
Sales and marketing expense	$95.2	$75.4	$19.8	26%
% of revenue	21%	20%

Sales and marketing expense includes salaries and related human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

Sales and marketing expense increased in 2012 primarily due to increases in human resource costs and commission expense. Human resource costs increased primarily due to the inclusion of additional headcount from acquired companies as well as incremental headcount to support the increase in sales and marketing efforts of our growing operations. The increase in commission expense is principally due to an increased amount of commissionable revenue in 2012.
Research and development

	Year ended December 31,
(in millions)	2012	2011	Change	% Change
Research and development expense	$64.7	$47.7	$17.0	36%
% of revenue	14%	13%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products, and allocated depreciation, facilities and IT support costs.

Research and development expense increased during 2012 primarily due to increased human resource and third-party contractor costs. Human resource and third-party contractor costs increased primarily due to the inclusion of additional headcount from acquired companies as well as investments we continue to make in our product development efforts, including our direct marketing offerings. Additionally, research and development costs increased during 2012 due to an increase in allocated business costs.
General and administrative

	Year ended December 31,
(in millions)	2012	2011	Change	% Change
General and administrative expense	$63.3	$36.9	$26.4	72%
% of revenue	14%	10%

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

General and administrative expense increased during 2012 primarily due to increases in acquisition transaction costs, acquisition integration and restructuring costs, acquisition-related stock-based compensation, professional fees and human resource costs. The increase in costs associated with our acquisition of Convio including transaction costs, acquisition integration and restructuring costs and stock-based compensation expense was $13.2 million during 2012. Professional fees increased $4.3 million during 2012 compared to 2011, primarily due to strategic investments we are making in our business optimization efforts and the re-engineering of our accounting processes. The remaining increase was primarily attributable to an

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

increase in human resource costs from additional headcount to support our growing operations and increased skills and competencies of our support resources.
Non-GAAP income from operations
The operating results analyzed below are presented on a non-GAAP basis in that the results exclude the impact of (i) the writedown of Convio's deferred revenue balance, (ii) stock-based compensation expense, (iii) amortization expense, (iv) acquisition-related expenses, (v) acquisition integration and restructuring costs, (vi) a write-off of prepaid proprietary software licenses, (vii) an impairment of cost method investment, and (viii) a gain on sale of assets. We believe that the exclusion of these amounts allows us and investors to better understand our operating expenses and cash needs, particularly when evaluating current performance against prior periods.

	Year ended December 31,
(in millions)	2012	2011	Change	% Change
GAAP income from operations	$19.4	$50.9	$(31.5)	(62)%

Non-GAAP adjustments:
Add: Convio deferred revenue writedown	5.6	—	5.6	100%
Add: Stock-based compensation expense	19.2	14.9	4.3	29%
Add: Amortization of intangibles from business combinations	17.4	7.6	9.8	129%
Add: Acquisition-related expenses	6.4	1.8	4.6	256%
Add: Acquisition integration and restructuring costs	6.9	—	6.9	100%
Add: Write-off of prepaid proprietary software licenses	0.4	—	0.4	100%
Add: Impairment of cost method investment	0.2	1.8	(1.6)	(89)%
Less: Gain on sale of assets	—	(0.5)	0.5	(100)%
Total Non-GAAP adjustments	56.1	25.6	30.5	119%
Non-GAAP income from operations	$75.5	$76.5	$(1.0)	(1)%
Non-GAAP operating margin	17%	21%

The decrease in non-GAAP income from operations and non-GAAP operating margin during 2012 was principally due to: (i) the continued shift from a license-based model with upfront revenue recognition to a subscription-based model, which recognizes revenue ratably over the agreement term; (ii) incremental investments we are making in our product development efforts and as well as investments to improve the performance of our hosting services; and (iii) strategic investments we are making in our business optimization efforts and the re-engineering of our accounting processes. Contributing to the decrease in 2012 is the growth of cost of services exceeding the growth of our services revenue.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Comparison of the years ended December 31, 2011 and 2010
Revenue
The table below compares revenue from our consolidated statements of comprehensive income for the years ended December 31, 2011, with the same period in 2010.

	Year ended December 31,
(in millions)	2011	2010	Change	% Change
License fees	$19.5	$23.7	$(4.2)	(18)%
Subscriptions	103.5	83.9	19.6	23%
Services	108.8	87.7	21.1	24%
Maintenance	130.6	124.6	6.0	5%
Other	8.5	6.7	1.8	27%
Total revenue	$370.9	$326.6	$44.3	14%

Total revenue increased $44.3 million, or 14%, in 2011 compared to 2010. This increase in revenue was primarily attributable to growth in our subscriptions and services revenue. The increase in subscriptions revenue was primarily attributable to an increase in demand for our hosted offerings, hosting services, online fundraising and data management offerings. This increase was driven by the ongoing evolution of our product offerings from a license-based to subscription-based business model. Services revenue growth was primarily due to an increase in demand for consulting services associated with our Blackbaud CRM offering and online fundraising offerings.

The increase in maintenance revenue was attributable to new maintenance contracts associated with new license agreements sold over the last twelve months and increases in contracts with existing customers. These increases were offset by a decrease in license fees which was principally attributable to a smaller contribution in 2011 from Blackbaud CRM perpetual license arrangements with upfront revenue recognition than in 2010. Additionally, we continued to experience a shift in our customers’ buying preference away from perpetual licenses towards hosted solutions.
Operating results
License fees

	Year ended December 31,
(in millions)	2011	2010	Change	% Change
License fees revenue	$19.5	$23.7	$(4.2)	(18)%
Cost of license fees	3.3	3.0	0.3	10%
License fees gross profit	$16.2	$20.7	$(4.5)	(22)%
License fees gross margin	83%	87%
Revenue from license fees during 2011 and 2010 was derived from the sale of our software products, under a perpetual license agreement. During 2011, we increasingly experienced a shift in our customers’ buying preference away from solutions offered under perpetual license arrangements towards subscription-based hosted applications. In addition, we continued to experience longer sales cycle times, delays and postponements of purchasing decisions and overall caution exercised by existing and prospective customers as a result of continued challenges posed by the weak economic environment. During 2011, revenue from license fees to existing customers decreased by $0.9 million and sales to new customers decreased by $3.3 million. The decrease in license fees was largely the result of a smaller contribution in 2011 from Blackbaud CRM sales with upfront revenue recognition when compared to 2010 due to credits provided to certain Blackbaud CRM early adopters.
Cost of license fees was principally comprised of third-party software royalties, variable reseller commissions, amortization of software development costs and amortization of intangibles from business combinations. The increase in cost of license fees in 2011 compared to 2010 was principally attributable to an increase in reseller commissions. A greater portion of our software license sales in 2011 were completed through our reseller channels when compared to 2010.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

The decrease in license fees gross margin in 2011 compared to 2010 was the result of an increase in the sale of products that are sold through our reseller channels.
Subscriptions

	Year ended December 31,
(in millions)	2011	2010	Change	% Change
Subscriptions revenue	$103.5	$83.9	$19.6	23%
Cost of subscriptions	42.5	31.2	11.3	36%
Subscriptions gross profit	$61.0	$52.7	$8.3	16%
Subscriptions gross margin	59%	63%
Revenue from subscriptions for 2011 and 2010 was principally comprised of revenue from providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, and variable transaction fees associated with the use of our products to fundraise online. Revenue from acquired companies contributed $6.2 million to the growth in subscriptions revenue during 2011. The remaining increase in subscriptions revenue during 2011 was principally attributable to the increase in demand for online fundraising offerings, data management offerings and hosting services. Additionally, revenue from our hosting services continued to increase as the demand for these services continued to grow from both our existing and new perpetual license customers. We continued to experience growth in our hosted applications business and increasingly experienced a shift in our customers’ buying preference away from perpetual licenses towards subscription based-offerings.
Cost of subscriptions for 2011 and 2010 was primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, an allocation of depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions in 2011 when compared to 2010 was principally attributable to an increase in headcount. The increase in headcount was due to both the inclusion of acquired companies and the investments we were making in our infrastructure to support the growth in our subscription offerings. Human resource costs increased $6.9 million as a result of an increase in headcount, of which $3.6 million related to our acquisition of PIDI in February 2011. Hosting costs also increased by $2.8 million due to the increase in required hosting capacity as a result of the increase in demand for hosting and other online services.
The decrease in subscriptions gross margin 2011 compared to 2010 was due to an increase in the investments we made in the infrastructure to support the growth in our subscription offerings.
Services

	Year ended December 31,
(in millions)	2011	2010	Change	% Change
Services revenue	$108.8	$87.7	$21.1	24%
Cost of services	79.1	66.8	12.3	18%
Services gross profit	$29.7	$20.9	$8.8	42%
Services gross margin	27%	24%
Services revenue for 2011 and 2010 consisted of consulting, installation, implementation, education and analytic services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities. Analytic services are comprised of donor prospect research, selling lists of potential donors, benchmarking studies and data modeling services. These services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product enables organizations to more effectively target their fundraising activities. We recognize services revenue attributable to consulting services for implementation of our hosted applications and subscription offerings ratably over the period the customer benefits from those services. We also recognize the

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

direct and incremental costs associated with consulting services revenue ratably over the same period. However, we continue to expense indirect costs in the period the implementation services are provided.
The increase in services revenue during 2011 when compared to 2010 was principally attributable to an increase in consulting services revenue of $14.4 million, analytic services of $3.8 million and education services of $2.9 million. Revenue from acquired companies represented $0.8 million of consulting services and $1.9 million of analytic services revenue growth during 2011 compared to 2010. The increase in consulting services revenue was primarily due to an increase in the demand for consulting, installation and implementation services associated with our Blackbaud CRM offering and our internet based fundraising offerings. This increase in consulting services revenue resulting from an increase in volume was partially offset by an increase in our investment, in the form of non-billable implementation hours, in early adopters of our Blackbaud CRM offering and a reduction in the rates we charged as a result of a higher level of discounts on the consulting services provided during 2011 compared to 2010. The rates we charged for our education and analytic service offerings have remained relatively constant year over year and, as such, the change in revenue was principally the result of an increase in the volume of services provided.
Cost of services was principally comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, other costs incurred in providing consulting, installation and implementation services and customer training, data expense incurred to perform analytic services, an allocation of depreciation, facilities and IT support costs and amortization of intangibles from business combinations.
The increase in cost of services in 2011 when compared to 2010 was primarily attributable to an increase in human resource costs and third-party contractor costs. The increase in human resource costs and third-party contractor costs was principally attributable to the need for additional resource capacity to meet the increasing consulting services demands of our customers and the additional headcount from acquired companies.
The services gross margin increased in 2011 compared to 2010 primarily as a result of an increase in demand for consulting services associated with our Blackbaud CRM offering and a shift in the mix of consulting engagements to higher margin projects.
Maintenance

	Year ended December 31,
(in millions)	2011	2010	Change	% Change
Maintenance revenue	$130.6	$124.6	$6.0	5%
Cost of maintenance	25.2	24.1	1.1	5%
Maintenance gross profit	$105.4	$100.5	$4.9	5%
Maintenance gross margin	81%	81%
Revenue from maintenance for 2011 and 2010 was comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. During 2011, the increase in maintenance revenue was principally comprised of $11.3 million of maintenance from new customers associated with new license agreements and increases in contracts with existing customers and $3.8 million from maintenance contract inflationary rate adjustments, offset by $9.1 million from maintenance contracts that were not renewed.
Cost of maintenance for 2011 and 2010 was primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, an allocation of depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. The increase in cost of maintenance in 2011 when compared to 2010 was principally attributable to an increase in human resource costs of $1.5 million partially offset by a $0.2 million decrease in third-party royalty costs and $0.2 million decrease in amortization of intangibles from business combinations. Human resource costs increased due to salary merit increases and an increase in headcount associated with the continued growth in our customer support function commensurate with maintenance revenue growth. Additionally, we continued to experience a shift to higher skilled support resources that carry a higher cost to meet the needs of our enterprise customers.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Other revenue

	Year ended December 31,
(in millions)	2011	2010	Change	% Change
Other revenue	$8.5	$6.7	$1.8	27%
Cost of other revenue	7.0	7.1	(0.1)	(1)%
Other gross profit	$1.5	$(0.4)	$1.9	(475)%
Other gross margin	18%	(6)%
Other revenue for 2011 and 2010 included the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses, primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees. Other revenue increased in 2011 when compared to 2010 primarily due to an increase in revenue from third-party software referral fees and in reimbursement of travel-related expenses associated with the growth in services revenue.
Cost of other revenue for 2011 and 2010 included human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, an allocation of depreciation, facilities and IT support costs and amortization of intangibles from business combinations. In total, cost of other revenue in 2011 when compared to 2010 decreased by $0.1 million due to a reduction in user conference expenses offset by an increase in reimbursable expenses.
Other gross margin increased in 2011 when compared to 2010 due to an increase in revenue from third-party software referral fees and a reduction in the cost of user conferences.
Operating expenses
Sales and marketing

	Year ended December 31,
(in millions)	2011	2010	Change	% Change
Sales and marketing expense	$75.4	$69.5	$5.9	8%
% of revenue	20%	21%
Sales and marketing expense for 2011 and 2010 included salaries and related human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations and an allocation of depreciation, facilities and IT support costs. During 2011, sales and marketing expense increased by $5.9 million when compared to 2010 primarily due to an increase of $3.6 million in human resource costs and $2.0 million in commission expense. The increase in human resource costs was a result of additional headcount to support the increase in selling and marketing efforts of our growing operations. The increase in commission expense was principally attributable to an increase in commissionable revenue in 2011. Additionally, marketing programs increased by $0.3 million relating to the launch of our new corporate branding and an increase in marketing costs associated with our new packaged offerings.

As a percentage of revenue, sales and marketing expense in 2011 when compared to 2010 decreased principally as a result of our ability to leverage our sales support and marketing resources as we standardized and simplified our packaged offerings.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Research and development

	Year ended December 31,
(in millions)	2011	2010	Change	% Change
Research and development expense	$47.7	$45.5	$2.2	5%
% of revenue	13%	14%
Research and development expense for 2011 and 2010 included human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products, and an allocation of depreciation, facilities and IT support costs. During 2011, human resource and third-party costs increased by $3.0 million partially offset by an increase in the amount of software development costs that were capitalized of $0.8 million. Human resource and third-party contractor costs increased as we continued to invest in our product development efforts. The increase in amount of costs that are capitalized was primarily due to development efforts with our events management solution.
Research and development costs as a percentage of revenue decreased in 2011 when compared to 2010 principally due to the increase in the amount of development costs that were capitalized in 2011 as compared to 2010.
General and administrative

	Year ended December 31,
(in millions)	2011	2010	Change	% Change
General and administrative expense	$36.9	$32.6	$4.3	13%
% of revenue	10%	10%
General and administrative expense for 2011 and 2010 consisted primarily of human resource costs for general corporate functions, including senior management, finance, accounting, legal, human resources, corporate development, stock-based compensation expense, third-party professional fees, insurance, an allocation of depreciation, facilities and IT support costs, acquisition related expense and other administrative expenses. During 2011, general and administrative expense increased primarily due to $1.3 million and $1.1 million increases in stock-based compensation expense and human resource costs, respectively, a $0.8 million increase in acquisition-related expenses, $0.5 million in third-party professional consulting fees and $0.3 million in recruiting costs associated with hiring key executives in 2011. Acquisition-related costs related primarily to the acquisition of PIDI, EDH and the pending acquisition of Convio. Stock-based compensation increased due to a change in the type of equity awards granted to certain executives to be performance-based, for which expense is recognized on an accelerated basis.

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

	Year ended December 31,
(in millions)	2011	2010	Change	% Change
GAAP income from operations	$50.9	$46.0	$4.9	11%

Non-GAAP adjustments:
Add: Stock-based compensation expense	14.9	13.1	1.8	14%
Add: Amortization of intangibles from business combinations	7.6	7.1	0.5	7%
Add: Acquisition-related expenses	1.8	1.0	0.8	80%
Add: Impairment of cost method investment	1.8	—	1.8	100%
Less: Gain on sale of assets	(0.5)	—	(0.5)	100%
Total Non-GAAP adjustments	25.6	21.2	4.4	21%
Non-GAAP income from operations	$76.5	$67.2	$9.3	14%
Non-GAAP operating margin	21%	21%
The increase in non-GAAP income from operations was consistent with the overall increase in revenue of 14% and was principally attributable to the growth in gross profit in our subscriptions and services operations as discussed above, partially offset by investments, in the form of non-billable implementation hours, we made during 2011 in early adopters of our Blackbaud CRM offering.
Interest expense
Interest expense increased $5.7 million during 2012 when compared to 2011. This increase in interest expense is directly related to the borrowings we incurred to fund our acquisition of Convio in May 2012.
Income tax provision
The following is our effective tax rate for the years ended December 31:

	2012	2011	2010
Effective tax rate	50.6%	35.2%	36.5%
The effective rate in 2012 increased when compared to 2011 primarily due to a decrease in pre-tax income, reduction in federal research and development credits and nondeductible transaction costs associated with the Convio acquisition. In January 2013, the federal research and development credit was reinstated with retrospective application to the 2012 tax year. Our estimated 2012 tax credit will be recorded as a discrete benefit in the first quarter of 2013. The effective tax rate in 2011 decreased when compared to 2010 due to the change in our valuation allowances. In 2011, we reversed $1.0 million of valuation allowance for certain state net operating loss carryforwards in connection with the completion of certain state tax planning strategies.
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

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, United Kingdom, Australia and the Netherlands. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2009 through 2011 as well as state and foreign income tax examinations for various years depending on statute of limitations of those jurisdictions.
We have taken federal tax positions in certain taxing jurisdictions related for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease approximates $0.9 million at December 31, 2012.
Liquidity and capital resources
At December 31, 2012, cash and cash equivalents totaled $13.5 million, compared to $52.5 million at December 31, 2011. During 2012, we generated $68.7 million of cash flow from operations and borrowed $315.0 million under our credit facility. We used our cash flow from operations, borrowings under the credit facility and cash on hand to fund the $280.4 million acquisition of Convio, pay dividends of $21.7 million and purchase $20.6 million of computer software and equipment. Additionally, we repaid $99.5 million of borrowings during 2012.
Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance, support and subscription agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next 12 months to finance our operations, fund anticipated capital expenditures, meet our debt obligations and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock.
We have drawn on our credit facility from time to time to help us meet financial needs, such as business acquisitions and purchases of common stock under our repurchase program. In February 2012, we amended and restated our credit facility to increase the available borrowing capacity to $325.0 million. The amended credit facility matures in February 2017. We believe our credit facility will provide us with sufficient flexibility to meet our future financial needs. At December 31, 2012, we had $215.5 million of outstanding borrowings under our credit facility. Our average daily borrowings were $244.9 million during the period we had debt outstanding during 2012.
Following is a summary of the financial covenants as defined by credit facility:

Financial Covenant	Requirement	Ratio as of December 31, 2012
Leverage Ratio	< 3.00 to 1.00	2.31 to 1.00
Interest Coverage Ratio	> 3.50 to 1.00	16.61 to 1.00
Maximum Capital Expenditures	$40.0 million for the fiscal year ended December 31, 2012	$22.6 million
Under our credit facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit facility, and (2) we must be in compliance with the leverage ratio set forth in the credit agreement. At December 31, 2012, we were in compliance with all debt covenants under our credit facility.
At December 31, 2012, our total cash and cash equivalents balance includes approximately $4.7 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next 12 months, if we need these funds, we would be required to accrue and pay taxes to repatriate the funds. Our current plans anticipate repatriating undistributed earnings in Canada. We currently do not anticipate a need to repatriate our other cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $68.7 million decreased by $16.8 million during 2012. Throughout both 2012 and 2011, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.
Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities and deferred revenue. Cash flow from operations associated with working capital decreased $8.9 million in 2012 when compared to 2011. This net decrease is principally due to an increase in the amount of cash paid for income taxes, fluctuations in the timing of vendor payments, partially offset by a decrease in the amount of deferred commissions and other deferred costs.
Investing cash flow
Net cash used in 2012 for investing activities was $302.5 million compared to $41.7 million in 2011. The increase is due to the acquisition of Convio in May 2012. Additionally, we increased the amount spent on computer equipment and software associated with the infrastructure that supports our subscription-based offerings from $18.2 million in 2011 to $20.6 million in in 2012.
Financing cash flow
During 2012, we received proceeds from borrowings of $315.0 million under our credit facility to fund the acquisition of Convio and made debt repayments of $99.5 million. We paid dividends of $21.7 million which was relatively consistent with the amount paid in 2011.
Commitments and contingencies
As of December 31, 2012, we had future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating leases	$83.8	$10.3	$17.9	$14.7	$40.9
Debt and interest(1)	237.2	16.0	39.4	181.8	—
Total	$321.0	$26.3	$57.3	$196.5	$40.9

(1)
Included in the table above is $21.7 million of interest. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions used in the above table.

The term loans under our credit facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the credit facility in February 2017. Our commitments related to operating leases have not been reduced by the future minimum lease commitments under sublease agreements, incentive payments and reimbursement of leasehold improvements.
We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total remaining minimum purchase commitments under these arrangements at December 31, 2012, were approximately $4.5 million through 2015. We incurred expense under these arrangements of $1.3 million, $3.2 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
In February 2013, our Board of Directors approved our annual dividend rate of $0.48 per share for 2013. Dividends at the annual rate would aggregate to $22.1 million assuming 46.0 million shares of common stock are outstanding. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate adequate operating cash flow.

Off-balance sheet arrangements
We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.
Foreign currency exchange rates
Approximately 14% of our total net revenue for the year ended December 31, 2012 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $1.2 million and $1.1 million at December 31, 2012 and December 31, 2011, respectively.
The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and the Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During 2012, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates has had a material impact on our consolidated results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.
Critical accounting policies and estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets and goodwill, stock-based compensation, the provision for income taxes, capitalization of software development costs, our allowance for sales returns and doubtful accounts, deferred sales commissions, accounting for business combinations and loss contingencies.
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
We recognize revenue when all of the following conditions are met:
•Persuasive evidence of an arrangement exists;
•The product or services has been delivered;
•The fee is fixed or determinable; and
•Collection of the resulting receivable is probable.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Determining whether and when these criteria have been met can require significant judgment and estimates. We deem acceptance of an agreement to be evidence of an arrangement. Delivery for our products occurs when the product is shipped or transmitted, and title and risk of loss have transferred to the customers. Our typical agreements do not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. Payment terms greater than 90 days are considered to be beyond our customary payment terms. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we defer revenue recognition until collection. Revenue is recognized net of sales returns and allowances.
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
Goodwill is assigned to our five reporting units, which are defined as our four operating segments (see Note 16 to our consolidated financial statements), and Blackbaud Payment Services. We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Significant judgment is required in the assessment of qualitative factors. To the extent the qualitative factors indicate that the fair value is likely less than the carrying amount, we compare the fair value of the reporting unit with its carrying amount.
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
If the carrying amount exceeds its fair value, impairment is indicated. If an impairment is indicated, the impairment is measured as the excess of the recorded goodwill over its fair value, which could materially adversely impact our consolidated financial position and results of operations. The 2012 annual impairment test of our goodwill indicated there was no impairment.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Stock-based compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the requisite service period, which is the vesting period. We determine the fair value of stock options and stock appreciation rights using a Black-Scholes option pricing model, which requires us to use significant judgment to make estimates regarding the life of the award, volatility of our stock price, the risk-free interest rate and the dividend yield of our stock over the life of the award. We determine the fair value of awards that contain market conditions using a Monte Carlo simulation model. Changes to these estimates would result in different fair values of awards.
We estimate the number of awards that will be forfeited and recognize expense only for those awards that ultimately vest. Significant judgment is required in determining the adjustment to compensation expense for estimated forfeitures. Compensation expense in a period could be impacted, favorably or unfavorably, by differences between estimated and actual forfeitures.

Income taxes
We make estimates and judgments in accounting for income taxes. The calculation of income tax provision requires estimates due to transactions, credits and calculations where the ultimate tax determination is uncertain. Uncertainties arise as a consequence of the actual source of taxable income between domestic and foreign locations, the outcome of tax audits and the ultimate utilization of tax credits. To the extent actual results differ from estimated amounts recorded, such differences will impact the income tax provision in the period in which the determination is made.
We make estimates in determining tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance significant judgment is required. We consider all positive and negative evidence and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine there is less than a 50% likelihood that we will be able to use a deferred tax asset in the future in excess of its net carrying value, then an adjustment to the deferred tax asset valuation allowance is made to reduce income tax expense, thereby increasing net income in the period such determination was made.
We measure and recognize uncertain tax positions. To recognize such positions we must first determine if it is more likely than not that the position will be sustained on audit. We must then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Significant judgment is required in the identification and measurement of uncertain tax positions.

Software Development Costs
The costs incurred in the preliminary stages of internal use software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Judgment is required in determining when the development stage of a product has been reached.  Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of computer software costs. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years.
Costs for the development of software to be sold are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Technological feasibility is considered to be achieved when a working model of the software product has been completed. Capitalized software development costs include direct labor costs and fringe benefit costs attributed to programmers, software engineers and quality control teams working on products after they reach technological feasibility but before they are generally available to customers for sale. Capitalized software development costs are typically amortized over the estimated product life of generally three years, on a straight-line basis.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Sales returns and allowance for doubtful accounts
We provide customers a 30-day right of return and under certain circumstances we provide service related credits to our customers. We maintain a reserve for returns and credits which is estimated based on several factors including historical experience, known credits yet to be issued, the aging of customer accounts and the nature of service level commitments. A considerable amount of judgment is required in assessing these factors. Provisions for sales returns are charged against the related revenue items.
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
Deferred sales commissions
We pay sales commissions at the time contracts with customers are signed or shortly thereafter, depending on the size and duration of the sales contract. To the extent that these commissions relate to revenue not yet recognized, the amounts are recorded as deferred sales commission costs. Subsequently, the commissions are recognized as expense as the revenue is recognized.

Business combinations
We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed. This allocation and valuation require management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.
Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customer contracts, proprietary technology and non-compete agreements; the acquired company's brand awareness and market position, assumptions about the period of time the brand will continue to be; as well as expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

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
Effective January 1, 2012, we adopted ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, which amends ASC 820, Fair Value

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

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
Recently issued accounting pronouncements
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. We do not anticipate any material impact from the adoption of ASU 2013-02.
In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test currently required by ASC Topic 350-30 on general intangibles other than goodwill. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, provided that the entity has not yet issued its financial statements. We do not anticipate any material impact from the adoption of ASU 2012-02.

Item 7A. Quantitative and qualitative disclosures about market risk
We have market rate sensitivity for interest rates and foreign currency exchange rates. Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments. Due to the nature of our debt, we have concluded that we face no material market risk exposure as of December 31, 2012. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of "Management’s discussion and analysis of financial condition and results of operations" in this report.
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
Changes in internal control over financial reporting
In connection with the acquisition of Convio, we performed certain due diligence procedures related to Convio's financial reporting and disclosure controls. As part of the ongoing integration, we will continue to assess the overall control environment of this business. No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other information
None.

PART III
Item 10. Directors, executive officers and corporate governance
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Matters of the Board and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2013 Annual Meeting of Stockholders expected to be held on June 19, 2013, except for the identification of executive officers of the Registrant which is set forth in Part I of this report.
Item 11. Executive compensation
The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Matters,” “Compensation Discussion and Analysis” and “Summary Compensation Table” contained in Blackbaud’s Proxy Statement for the 2013 Annual Meeting of Stockholders expected to be held on June 19, 2013.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by Item 12 is incorporated by reference from information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in Blackbaud’s Proxy Statement for the 2013 Annual Meeting of Stockholders expected to be held on June 19, 2013.
Item 13. Certain relationships, related transactions and director independence
The information required by Item 13 is incorporated by reference from the information under the caption “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2013 Annual Meeting of Stockholders expected to be held on June 19, 2013.
Item 14. Principal accountant fees and services
The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2013 Annual Meeting of Stockholders expected to be held on June 19, 2013.

PART IV
Item 15. Exhibits and financial statement schedules
(a) Financial statements
The following statements are filed as part of this report:
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements thereto.
 (b) Exhibits

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.1		Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1

2.2		Stock Purchase Agreement dated January 16, 2007 by and among Target Software, Inc., Target Analysis Group, Inc., all of the stockholders of Target Software, Inc. and Target Analysis Group, Inc., Charles Longfield, as stockholder representative, and Blackbaud, Inc.	8-K	1/18/2007	2.2

2.3		Agreement and Plan of Merger dated as of May 29, 2008 by and among Blackbaud, Inc., Eucalyptus Acquisition Corporation and Kintera, Inc.	8-K	5/30/2008	2.3
2.4		Share Purchase Agreement dated as of April 29, 2009 between RLC Group B.V., as the Seller, and Blackbaud, Inc., as the Purchaser	10-Q	8/7/2009	10.42

2.5	*	Stock Purchase Agreement dated as of February 1, 2011 by and among Public Interest Data, Inc., all for the stockholders of Public Interest Data, Inc., Stephen W. Zautke, as stockholder representative and Blackbaud, Inc.	10-Q	5/10/2011	2.3

2.6		Agreement and Plan of Merger dated as of January 16, 2012 by and among Blackbaud, Inc., Caribou Acquisition Corporation and Convio, Inc.	8-K	1/17/2012	2.4

2.7		Stock Purchase Agreement dated as of October 6, 2011 by and among Everyday Hero Pty. Ltd., all of the stockholders of Everyday Hero Pty. Ltd., Nathan Betteridge as stockholder representative and Blackbaud Pacific Pty. Ltd.	10-K	2/29/2012	2.7

3.4		Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009

3.5		Amended and Restated Bylaws of Blackbaud, Inc.	8-K	3/22/2011	3.4

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.5		Trademark License and Promotional Agreement dated as of October 13, 1999 between Blackbaud, Inc. and Charleston Battery, Inc.	S-1	2/20/2004	10.5

10.6		Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1/A	4/6/2004	10.6

10.8		Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1/A	4/6/2004	10.8

10.20		Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	6/20/2006	10.20

10.26		Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.26

10.27		Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.27

10.33		Blackbaud, Inc. 2008 Equity Incentive Plan	DEF 14A	4/29/2008

10.34		Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.34

10.35		Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.35

10.36		Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.36

10.37	**	Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.2

10.38	**	Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.3

10.39		Form of Retention Agreement	10-Q	11/10/2008	10.37

10.40		Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/2008	10.37

10.41		Blackbaud, Inc. 2009 Equity Compensation Plan for Employees from Acquired Companies	S-8	7/2/2009	10.41

10.43		Amended and Restated Employment and Noncompetition Agreement dated January 28, 2010 between Blackbaud, Inc. and Marc Chardon	8-K	2/1/2010	10.43

10.44		Credit Agreement dated as of June 17, 2011 by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	6/23/2011	10.44

10.45		Guaranty Agreement dated as of June 17, 2011, by certain subsidiaries of Blackbaud, Inc., as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent	8-K	6/23/2011	10.45

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.46		Pledge Agreement dated as of June 17, 2011 by Blackbaud, Inc. and certain subsidiaries of Blackbaud, Inc. in favor of Wells Fargo Bank, National Association, as Administrative Agent for the ratable benefit of itself and the lenders referred to therein	8-K	6/23/2011	10.46

10.47		Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Tim Williams	10-Q	11/8/2011	10.47

10.48		Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Louis Attanasi	10-Q	11/8/2011	10.48

10.49		Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Charlie Cumbaa	10-Q	11/8/2011	10.49

10.50		Employment Agreement dated June 25, 2008 between Blackbaud, Inc. and Kevin Mooney	10-Q	11/8/2011	10.50

10.51		Amendment No. 1 to the Amended and Restated Employment and Noncompetition Agreement dated December 13, 2011 between Blackbaud, Inc. and Marc Chardon	8-K	12/16/2011	10.51

10.52		Form of Tender and Support Agreement by and among Blackbaud, Inc. and certain stockholders of Convio, Inc.	8-K	1/17/2012	10.52

10.53		Amended and Restated Credit Agreement dated as of February 9, 2012 by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and an Issuing Lender, SunTrust Bank, as Syndication Agent, and Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, with J.P. Morgan Securities LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners	8-K	2/15/2012	10.53

10.54		Amended and Restated Pledge Agreement dated as of February 9, 2012 by Blackbaud, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the ratable benefit of itself and the lenders referred to therein	8-K	2/15/2012	10.54

10.55		Employment Agreement dated November 14, 2011 between Blackbaud, Inc. and Anthony W. Boor	10-K	2/29/2012	10.55

10.56		Services Agreement dated November 11, 2011 between Blackbaud, Inc. and Timothy V. Williams	10-K	2/29/2012	10.56

10.57		Employment Agreement dated November 16, 2010 between Blackbaud, Inc. and Jana B. Eggers	10-K	2/29/2012	10.57

10.58		Guaranty Agreement dated as of May 4, 2012, by certain subsidiaries of Blackbaud, Inc., as Guarantors, in favor of JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	5/7/2012	10.58

10.59	***	Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements	S-1/A	3/19/2010	10.1

10.60	***	Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger)	8-K	2/28/2011	10.1

10.61	***	Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement	8-K	2/28/2011	10.2

10.62	***	Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements	S-1	1/22/2010	10.2

Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.63		Blackbaud, Inc. 2008 Equity Incentive Plan, as amended	8-K	6/26/2012	10.59

10.64		Amendment to the Blackbaud, Inc. 2008 Equity Incentive Plan	8-K	6/26/2012	10.60

10.65		Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor, Charles T. Cumbaa, Jana B. Eggers, Kevin W. Mooney and Joseph D. Moye	10-K	2/26/2013	10.65	X

21.1		Subsidiaries of Blackbaud, Inc				X

23.1		Consent of Independent Registered Public Accounting Firm				X

31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	****	XBRL Instance Document				X

101.SCH	****	XBRL Taxonomy Extension Schema Document				X

101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document				X

*
The registrant has applied for an extension of the confidential treatment it was previously granted with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

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

***
The Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements thereunder (“Convio 2009 Original Plan Documents”) and the Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements thereunder (“Convio 1999 Plan Documents”) were filed by Convio in its Forms S-1/A and S-1, filed March 19, 2010 and January 22, 2010 as exhibits 10.1 and 10.2, respectively. The Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger) and Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement were filed by Convio in its Form 8-K on February 28, 2011 as exhibits 10.1 and 10.2 (together with the Convio 2009 Original Plan Documents, the “Convio 2009 Plan Documents”). We assumed the Convio 2009 Plan Documents and Convio 1999 Plan Documents when we acquired Convio in May 2012. We filed the Convio 2009 Plan Documents and Convio 1999 Plan Documents by incorporation by reference as exhibits 10.59, 10.60, 10.61 and 10.62 in our Form S-8 on May 7, 2012.

****
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

BLACKBAUD, INC

Signed:	February 27, 2013	/S/ MARC E. CHARDON
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/ MARC E. CHARDON	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	February 27, 2013
Marc E. Chardon

/S/ ANTHONY W. BOOR	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 27, 2013
Anthony W. Boor

/S/ ANDREW M. LEITCH	Chairman of the Board	Date:	February 27, 2013
Andrew M. Leitch

/S/ TIMOTHY CHOU	Director	Date:	February 27, 2013
Timothy Chou

/S/ GEORGE H. ELLIS	Director	Date:	February 27, 2013
George H. Ellis

/S/ DAVID G. GOLDEN	Director	Date:	February 27, 2013
David G. Golden

/S/ SARAH E. NASH	Director	Date:	February 27, 2013
Sarah E. Nash

/S/ JOYCE M. NELSON	Director	Date:	February 27, 2013
Joyce M. Nelson

BLACKBAUD, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blackbaud, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Blackbaud, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/S/ PRICEWATERHOUSECOOPERS LLP
Charlotte, North Carolina
February 27, 2013

Blackbaud, Inc.
Consolidated balance sheets

(in thousands, except share amounts)	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$13,491	$52,520
Donor restricted cash	68,177	40,205
Accounts receivable, net of allowance of $8,546 and $3,913 at December 31, 2012 and 2011, respectively	75,692	62,656
Prepaid expenses and other current assets	40,589	31,016
Deferred tax asset, current portion	15,799	1,551
Total current assets	213,748	187,948
Property and equipment, net	49,063	34,397
Deferred tax asset	—	29,376
Goodwill	265,055	90,122
Intangible assets, net	168,037	44,660
Other assets	9,844	6,087
Total assets	$705,747	$392,590
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$13,623	$13,464
Accrued expenses and other current liabilities	45,996	32,707
Donations payable	68,177	40,205
Debt, current portion	10,000	—
Deferred revenue, current portion	173,899	153,665
Total current liabilities	311,695	240,041
Debt, net of current portion	205,500	—
Deferred tax liability	24,468	—
Deferred revenue, net of current portion	11,119	9,772
Other liabilities	5,281	2,775
Total liabilities	558,063	252,588
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 54,859,604 and 53,959,532 shares issued at December 31, 2012 and 2011, respectively	55	54
Additional paid-in capital	203,638	175,401
Treasury stock, at cost; 9,209,371 and 9,019,824 shares at December 31, 2012 and 2011, respectively	(170,898)	(166,226)
Accumulated other comprehensive loss	(1,973)	(1,148)
Retained earnings	116,862	131,921
Total stockholders’ equity	147,684	140,002
Total liabilities and stockholders’ equity	$705,747	$392,590

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of comprehensive income

(in thousands, except share and per share amounts)	Year ended December 31,
	2012	2011	2010
Revenue
License fees	$20,551	$19,475	$23,719
Subscriptions	162,102	103,544	83,912
Services	119,626	108,781	87,663
Maintenance	136,101	130,604	124,559
Other revenue	9,039	8,464	6,712
Total revenue	447,419	370,868	326,565
Cost of revenue
Cost of license fees	2,993	3,345	3,003
Cost of subscriptions	68,773	42,536	31,155
Cost of services	97,208	79,086	66,755
Cost of maintenance	26,001	25,178	24,123
Cost of other revenue	7,485	7,049	7,103
Total cost of revenue	202,460	157,194	132,139
Gross profit	244,959	213,674	194,426
Operating expenses
Sales and marketing	95,218	75,361	69,469
Research and development	64,692	47,672	45,499
General and administrative	63,308	36,933	32,636
Impairment of cost method investment	200	1,800	—
Amortization	2,106	980	798
Total operating expenses	225,524	162,746	148,402
Income from operations	19,435	50,928	46,024
Interest income	146	183	84
Interest expense	(5,864)	(200)	(74)
Other income (expense), net	(392)	346	(98)
Income before provision for income taxes	13,325	51,257	45,936
Income tax provision	6,742	18,037	16,749
Net income	$6,583	$33,220	$29,187
Earnings per share
Basic	$0.15	$0.76	$0.68
Diluted	$0.15	$0.75	$0.67
Common shares and equivalents outstanding
Basic weighted average shares	44,145,535	43,522,563	43,145,189
Diluted weighted average shares	44,691,845	44,149,054	43,876,155
Dividends per share	$0.48	$0.48	$0.44

Other comprehensive loss
Foreign currency translation adjustment	(34)	(336)	(506)
Unrealized loss on derivative instruments, net of tax	(791)	—	—
Total other comprehensive loss	(825)	(336)	(506)
Comprehensive income	$5,758	$32,884	$28,681

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities
Net income	$6,583	$33,220	$29,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,879	16,995	16,189
Provision for doubtful accounts and sales returns	9,591	5,646	2,773
Stock-based compensation expense	19,240	14,884	13,059
Excess tax benefits from stock-based compensation	(81)	(932)	(2,665)
Deferred taxes	7,585	13,533	11,313
Impairment of cost method investment	200	1,800	—
Gain on sale of assets	—	(549)	—
Other non-cash adjustments	747	(878)	(22)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	(9,397)	(8,692)	(12,778)
Prepaid expenses and other assets	(8,817)	(2,915)	(10,109)
Trade accounts payable	(1,363)	1,714	228
Accrued expenses and other liabilities	(388)	(1,056)	(4,248)
Donor restricted cash	(27,990)	(22,862)	(3,446)
Donations payable	27,990	22,862	3,446
Deferred revenue	12,912	12,757	13,121
Net cash provided by operating activities	68,691	85,527	56,048
Cash flows from investing activities
Purchase of property and equipment	(20,557)	(18,215)	(10,760)
Purchase of net assets of acquired companies, net of cash acquired	(280,687)	(23,385)	(5,334)
Purchase of investment	—	—	(2,000)
Capitalized software development costs	(1,245)	(1,012)	(175)
Purchase of intangible assets	—	—	(130)
Proceeds from sale of assets	—	874	—
Net cash used in investing activities	(302,489)	(41,738)	(18,399)
Cash flows from financing activities
Proceeds from issuance of debt	315,000	—	4,000
Payments on debt	(99,500)	—	(5,175)
Payments of deferred financing costs	(2,440)	(767)	—
Proceeds from exercise of stock options	3,146	2,041	8,065
Excess tax benefits from stock-based compensation	81	932	2,665
Purchase of treasury stock	—	—	(22,613)
Dividend payments to stockholders	(21,731)	(21,429)	(19,490)
Payments on capital lease obligations	—	(40)	(164)
Net cash provided by (used in) financing activities	194,556	(19,263)	(32,712)
Effect of exchange rate on cash and cash equivalents	213	(10)	298
Net increase (decrease) in cash and cash equivalents	(39,029)	24,516	5,235
Cash and cash equivalents, beginning of year	52,520	28,004	22,769
Cash and cash equivalents, end of year	$13,491	$52,520	$28,004

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$(5,098)	$2	$87
Taxes, net of refunds	$(3,456)	$(4,601)	$9,527
Purchase of equipment included in accounts payable	$4,641	$4,760	$2,630
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders' equity

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2009	52,214,606	$52	$134,643	$(134,382)	$(306)	$110,286	$110,293
Net income	—	—	—	—	—	29,187	29,187
Payment of dividends	—	—	—	—	—	(19,490)	(19,490)
Purchase of 1,007,082 treasury shares under stock repurchase program	—	—	—	(22,613)	—	—	(22,613)
Exercise of stock options and stock appreciation rights	729,295	1	8,064	—	—	—	8,065
Surrender of 158,459 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	(4,191)	—	—	(4,191)
Tax impact of exercise of equity-based compensation	—	—	2,665	—	—	—	2,665
Stock-based compensation	—	—	13,000	—	—	59	13,059
Restricted stock grants	460,659	—	—	—	—	—	—
Restricted stock cancellations	(88,280)	—		—	—	—	—
Comprehensive income	—	—	—	—	(506)	—	(506)
Balance at December 31, 2010	53,316,280	$53	$158,372	$(161,186)	$(812)	$120,042	$116,469
Net income	—	—	—	—	—	33,220	33,220
Payment of dividends	—	—	—	—	—	(21,429)	(21,429)
Exercise of stock options, stock appreciation rights and restricted stock units	262,428	1	2,040	—	—	—	2,041
Surrender of 176,942 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	(5,040)	—	—	(5,040)
Tax impact of exercise of equity-based compensation	—	—	193	—	—	—	193
Stock-based compensation	—	—	14,796	—	—	88	14,884
Restricted stock grants	502,426	—	—	—	—	—	—
Restricted stock cancellations	(121,602)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(336)	—	(336)
Balance at December 31, 2011	53,959,532	$54	$175,401	$(166,226)	$(1,148)	$131,921	$140,002
Net income	—	—	—	—	—	6,583	6,583
Payment of dividends	—	—	—	—	—	(21,731)	(21,731)
Exercise of stock options, stock appreciation rights and restricted stock units	355,180	—	3,146	—	—	—	3,146
Surrender of 189,547 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	(4,672)	—	—	(4,672)
Tax impact of exercise of equity-based compensation	—	—	81	—	—	—	81
Stock-based compensation	—	—	19,151	—	—	89	19,240
Equity-based awards assumed in business combination	—	—	5,859	—	—	.	5,859
Restricted stock grants	687,652	1	—	—	—	—	1
Restricted stock cancellations	(142,760)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(825)	—	(825)
Balance at December 31, 2012	54,859,604	$55	$203,638	$(170,898)	$(1,973)	$116,862	$147,684
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements

1. Organization
We provide on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of December 31, 2012, we had more than 27,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare as well as international foreign affairs.
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
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include revenue recognition, the allowance for sales returns and doubtful accounts, deferred sales commissions and professional services costs, valuation of derivative instruments, long-lived and intangible assets and goodwill, stock-based compensation and the provision for income taxes. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could materially differ from these estimates.
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
•The product or service has been delivered;
•The fee is fixed or determinable; and
•Collection of the resulting receivable is probable.
Determining whether and when these criteria have been met can require significant judgment and estimates. We deem acceptance of an agreement to be evidence of an arrangement. Delivery occurs when the product is shipped or transmitted, and title and risk of loss have transferred to the customers. Our typical agreements do not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. Payment terms greater than 90 days are considered to be beyond our customary payment terms. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we defer revenue recognition until collection. Revenue is recognized net of sales returns and allowances.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
Revenue from transaction processing fees is recognized when the service is provided and the amounts are determinable. Credit card fees directly associated with processing donations for customers are included in subscriptions revenue, net of related transaction costs.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
Fair value measurements
We measure certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments. Fair value is defined as the exchange price that would be received upon purchase of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets;

•
Level 2 - Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
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
We record all derivative instruments on our consolidated balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Ineffective portions of the changes in the fair value of cash flow hedges are recognized currently in earnings.

Reimbursable travel expense
We expense reimbursable travel costs as incurred and include them in cost of other revenue. The reimbursement of these costs by our customers is included in other revenue.
Sales taxes
We present sales taxes and other taxes collected from customers and remitted to governmental authorities on a net basis and, as such, exclude them from revenues.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Shipping and handling
We expense shipping and handling costs as incurred and include them in cost of other revenue. The reimbursement of these costs by our customers is included in other revenue.
Cash and cash equivalents
We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
Donor restricted cash and donations payable
Restricted cash consists of donations collected by us and payable to our customers, net of the associated transaction fees earned. Monies associated with donations payable are segregated in a separate bank account and used exclusively for the payment of donations payable. This usage restriction is either legally or internally imposed and reflects our intention with regard to such deposits.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, donor restricted cash and accounts receivable. Our cash and cash equivalents and donor restricted cash are placed with high credit-quality financial institutions. Our accounts receivable are derived from sales to customers who primarily operate in the nonprofit sector. With respect to accounts receivable, we perform ongoing evaluations of our customers and maintain an allowance for doubtful accounts based on historical experience and our expectations of future losses. As of and for the years ended December 31, 2012, 2011 and 2010, there were no significant concentrations with respect to our consolidated revenues or accounts receivable.
Property and equipment
We record property and equipment at cost and depreciate them over their estimated useful lives using the straight-line method. Property and equipment subject to capital leases are depreciated over the lesser of the term of the lease or the estimated useful life of the asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repair and maintenance costs are expensed as incurred.
Construction-in-progress represents purchases of computer software and hardware associated with new internal system implementation projects which had not been placed in service at the respective balance sheet dates. We transferred these assets to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2012 and 2011.
Goodwill
Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by us in a business combination. Goodwill is allocated to reporting units and tested annually for impairment. Our reporting units are our four reportable segments and our payment processing operations. We will also test goodwill for impairment between annual impairment tests if indicators of potential impairment exist. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. To the extent the qualitative factors indicate that there is more than 50% likelihood that the fair value is less than the carrying amount, we compare the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. The 2012 annual impairment test indicated the estimated fair value of the reporting units significantly exceeded the carrying value. There was no impairment of goodwill during 2012, 2011 or 2010.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Intangible assets
We amortize finite-lived intangible assets over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Straight-line and accelerated (1)	4-15
Marketing assets	Straight-line	1-8
Acquired software and technology	Straight-line	1-10
Non-compete agreements	Straight-line	1-5
Database	Straight-line	8

(1)	Certain of the customer relationships are amortized on an accelerated basis.
Indefinite-lived intangible assets consist of tradenames. We evaluate the potential for impairment of finite and indefinite-lived intangible assets periodically and take into account events or circumstances that indicate revised estimates of useful lives or that the carrying amount may not be recoverable. If the carrying amount is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. Substantially all of our intangible assets were acquired in business combinations. There was no impairment of intangible assets during 2012, 2011 or 2010.
Cost method investments
Cost method investments included in other assets consist of investments in privately held companies where we do not have the ability to exercise significant influence or have control over the investee. We record these investments at cost and periodically test them for other-than-temporary impairment. During the years ended December 31, 2012 and 2011, we determined that our cost method investment had other-than-temporary impairment based on the projected liquidity of the investment. We used the income approach to determine the fair value of the investment in determining the impairment. An impairment loss of $0.2 million and $1.8 million was recorded in income from operations for the years ended December 31, 2012 and 2011, respectively. The aggregate carrying amount of our cost method investment at December 31, 2011 was $0.2 million. There were no remaining cost method investments at December 31, 2012.
Deferred financing costs
Deferred financing costs included in other assets represent the direct costs of entering into both our revolving credit facility in June 2011 and our amended and restated credit facility in February 2012. These costs are amortized as interest expense using the effective interest method. The deferred financing fees are being amortized over the term of the credit facility.
Stock-based compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. Stock-based compensation cost arising from stock option grants and awards with performance or market conditions are recognized using the accelerated method. Costs arising from restricted stock and stock appreciation right grants are recognized on a straight-line basis.
Income taxes
We make estimates and judgments in accounting for income taxes. The calculation of income tax provision requires estimates due to transactions, credits and calculations where the ultimate tax determination is uncertain. Uncertainties arise as a consequence of the actual source of taxable income between domestic and foreign locations, the outcome of tax audits and the ultimate utilization of tax credits. To the extent actual results differ from estimated amounts recorded, such differences will impact the income tax provision in the period in which the determination is made.
We make estimates in determining tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance significant judgment is required. We consider all positive and negative evidence and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine there

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

is less than a 50% likelihood that we will be able to use a deferred tax asset in the future in excess of its net carrying value, then an adjustment to the deferred tax asset valuation allowance is made to reduce income tax expense, thereby increasing net income in the period such determination was made.
We measure and recognize uncertain tax positions. To recognize such positions we must first determine if it is more likely than not that the position will be sustained on audit. We must then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Significant judgment is required in the identification and measurement of uncertain tax positions.
Foreign currency
Net assets recorded in a foreign currency are translated at the exchange rate on the balance sheet date. Revenue and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income.
Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other expense, net. For the year ended December 31, 2012, we recorded net foreign currency loss of $0.4 million. For the years ended December 31, 2011 and 2010, we recorded net foreign currency gain of $0.3 million and $0.1 million, respectively.
Research and development
Research and development costs are expensed as incurred. These costs include salaries and related human resource costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products.
Software development costs
The costs incurred in the preliminary stages of internal use software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of computer software costs. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years.
Costs for the development of software to be sold are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized software development costs include direct labor costs and fringe benefit costs attributed to programmers, software engineers and quality control teams working on products after they reach technological feasibility but before they are generally available to customers for sale. Capitalized software development costs are typically amortized over the estimated product life of generally three years, on a straight-line basis.
Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments during the years ended December 31, 2012, 2011 or 2010. At December 31, 2012 and 2011, software development costs, net of accumulated amortization, were $2.0 million and $1.1 million, respectively, and are included in other assets on the consolidated balance sheet. Amortization expense related to software development costs was $0.4 million, $0.1 million, $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in both cost of license fees and cost of subscriptions.
Sales returns and allowance for doubtful accounts
We provide customers a 30-day right of return and under certain circumstances provide service related credits to our customers. We maintain a reserve for returns and credits which is estimated based on several factors including historical experience, known credits yet to be issued, the aging of customer accounts and the nature of service level commitments. Provisions for sales returns and credits are charged against the related revenue items.
In addition, we record an allowance for doubtful accounts that reflects estimates of probable credit losses. This assessment is based on several factors including aging of customer accounts, known customer specific risks, historical experience and

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

existing economic conditions. Accounts are charged against the allowance after all means of collection are exhausted and recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense.
Below is a summary of the changes in our allowance for doubtful accounts.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Balance at end of year
2012	$261	$976	$(421)	$816
2011	424	27	(190)	261
2010	760	(227)	(109)	424
Below is a summary of the changes in our allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Balance at end of year
2012	$3,652	$8,914	$(4,836)	$7,730
2011	2,263	5,619	(4,230)	3,652
2010	2,799	3,000	(3,536)	2,263
Sales commissions
We pay sales commissions at the time contracts with customers are signed or shortly thereafter, depending on the size and duration of the sales contract. To the extent that these commissions relate to revenue not yet recognized, the amounts are recorded as deferred sales commission costs. Subsequently, the commissions are recognized as expense as the revenue is recognized.
Below is a summary of the changes in our deferred sales commission costs included in prepaid expenses and other current assets.

Years ended December 31, (in thousands)	Balance at beginning of year	Additions	Expense	Balance at end of year
2012	$16,452	$19,693	$(18,003)	$18,142
2011	11,548	18,415	(13,511)	16,452
2010	5,108	12,985	(6,545)	11,548
Advertising costs
We expense advertising costs as incurred, which was $1.2 million for the year ended December 31, 2012, and $1.1 million for both the years ended December 31, 2011 and 2010.
Restructuring Costs
Restructuring costs include charges for the costs of exit or disposal activities. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred. Restructuring costs are not directly identified with a particular segment and as a result, management does not consider these charges in the evaluation of the operating income from segments.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Impairment of long-lived assets
We review long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. No impairment of long-lived assets resulted in 2012, 2011 or 2010.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands, except share and per share amounts)	2012	2011	2010
Numerator:
Net income	$6,583	$33,220	$29,187
Denominator:
Weighted average common shares	44,145,535	43,522,563	43,145,189
Add effect of dilutive securities:
Employee stock-based compensation	546,310	626,491	730,966
Weighted average common shares assuming dilution	44,691,845	44,149,054	43,876,155
Earnings per share:
Basic	$0.15	$0.76	$0.68
Diluted	$0.15	$0.75	$0.67
The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Year ended December 31,
	2012	2011	2010
Shares excluded from calculations of diluted EPS	434,050	422,418	221,742
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Recently issued accounting pronouncements
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. We do not anticipate any material impact from the adoption of ASU 2013-02.
In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test currently required by ASC Topic 350-30 on general intangibles other than goodwill. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, provided that the entity has not yet issued its financial statements. We do not anticipate any material impact from the adoption of ASU 2012-02.
3. Business combinations
Convio
In May 2012, we completed our acquisition of Convio, Inc. (Convio), for approximately $329.8 million in cash consideration and the assumption of unvested equity awards valued at approximately $5.9 million, for a total of $335.7 million. Convio was a leading provider of on-demand constituent engagement solutions that enabled nonprofit organizations to more effectively raise funds, advocate for change and cultivate relationships. The acquisition of Convio expands our subscription and online offerings and accelerates our evolution to a subscription-based revenue model. As a result of the acquisition, Convio has become a wholly-owned subsidiary of ours. The results of operations of Convio are included in our consolidated financial statements from the date of acquisition. Since the date of acquisition through December 31, 2012, total revenue from Convio was $50.7 million. Because we have integrated a substantial amount of the Convio operations, it is impracticable to determine the operating costs attributable solely to the acquired business. During the year ended December 31, 2012, we incurred $6.4 million of acquisition-related costs associated with the acquisition of Convio, which were recorded in general and administrative expense.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

(in thousands)
Net working capital, excluding deferred revenue	$54,912
Property and equipment	6,591
Other long term assets	75
Deferred revenue	(7,917)
Deferred tax liability	(31,648)
Intangible assets and liabilities	139,650
Goodwill	174,011
$335,674

The estimated fair value of accounts receivable acquired approximates the contractual value of $12.8 million. The goodwill recognized is attributable primarily to the assembled workforce of Convio and the opportunities for expected synergies. None of the goodwill arising in the acquisition is deductible for income tax purposes. The estimated amount of goodwill assigned to the Enterprise Customer Business Unit, or ECBU, and the General Markets Business Unit, or GMBU, reporting segments was $125.3 million, and $48.7 million, respectively.

The acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired	Weighted average amortization period
	(in thousands)	(in years)
Customer relationships	$53,000	15
Marketing assets	7,800	7
Acquired technology	69,000	8
In-process research and development	9,100	7
Non-compete agreements	1,440	2
Unfavorable leasehold interests	(690)	7
	$139,650

The fair value of the intangible assets was based on the income approach, cost approach, relief of royalty rate method and excess earnings methods. Customer relationships are amortized on an accelerated basis. Marketing assets, acquired technology and non-compete agreements are amortized on a straight-line basis. In-process research and development was placed into service subsequent to the time of acquisition and is amortized on a straight-line basis since the time of being placed into service over a weighted average amortization period of seven years.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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

	Year ended December 31,
(in thousands, except per share amounts)	2012	2011
Revenue	$476,887	$451,221
Net income (loss)	$116	$27,697
Basic earnings (loss) per share	$—	$0.64
Diluted earnings (loss) per share	$—	$0.63
2011 Acquisitions
During the year ended December 31, 2011, we acquired two entities for total consideration of $24.2 million, all of which was paid in cash. The results of operations of acquired entities have been included in our consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to our consolidated results of operations. We recorded the purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed. None of the goodwill arising from the acquisitions completed in 2011 is deductible for income tax purposes.
2010 Acquisitions
During the year ended December 31, 2010, we acquired two entities for total consideration of $5.3 million, all of which was paid in cash. The results of operations of acquired entities have been included in our consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to our consolidated results of operations. We recorded the purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed. None of the goodwill arising from the acquisitions completed in 2010 is deductible for income tax purposes.
4. Property and equipment
Property and equipment as of December 31, 2012 and 2011 consisted of the following:

	Estimated useful life (years)	December 31,
(in thousands)		2012	2011
Equipment	3 - 5	$2,430	$2,809
Computer hardware	3 - 5	56,969	39,665
Computer software	3 - 5	17,540	9,660
Construction in progress	—	1,854	3,836
Furniture and fixtures	5 - 7	5,486	5,028
Leasehold improvements	term of lease	5,104	3,394
Total property and equipment		89,383	64,392
Less: accumulated depreciation		(40,320)	(29,995)
Property and equipment, net of depreciation		$49,063	$34,397
Depreciation expense was $14.5 million, $9.4 million and $9.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Property and equipment, net of depreciation, under capital leases at December 31, 2012 and 2011 was not material.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

5. Goodwill and other intangible assets
The change in goodwill for each reportable segment during the year ended December 31, 2012, consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Target Analytics	Other	Total
Balance at December 31, 2011	$23,023	$26,437	$5,389	$33,177	$2,096	$90,122
Additions related to business combinations	125,299	48,712	—	—	—	174,011
Additions related to prior year business combinations	—	—	793	—	—	793
Effect of foreign currency translation	—	—	129	—	—	129
Balance at December 31, 2012	$148,322	$75,149	$6,311	$33,177	$2,096	$265,055
We have no accumulated impairment losses as of December 31, 2012 and 2011. Additions to goodwill during the year ended December 31, 2012, related primarily to the acquisitions as described in Note 3 of these consolidated financial statements. The remaining additions were the result of an adjustment to the allocation of the purchase price for one the entities we acquired during the year ended December 31, 2011.

We have recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization, as of December 31, 2012 and 2011.

	December 31,
(in thousands)	2012	2011
Finite-lived gross carrying amount
Customer relationships	$101,878	$48,725
Marketing assets	10,296	2,502
Acquired software and technology	94,378	16,087
Non-compete agreements	3,979	2,539
Database	4,275	4,275
Total finite-lived gross carrying amount	214,806	74,128
Accumulated amortization
Customer relationships	(24,994)	(18,891)
Marketing assets	(2,852)	(1,627)
Acquired software and technology	(14,787)	(6,171)
Non-compete agreements	(2,727)	(1,856)
Database	(2,798)	(2,263)
Total accumulated amortization	(48,158)	(30,808)
Indefinite-lived gross carrying amount
Marketing assets	1,389	1,340
Total intangible assets, net	$168,037	$44,660

Additions to intangible assets during 2012 are related to the acquisitions described in Note 3 of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Amortization expense
Amortization expense related to finite-lived intangible assets acquired in business combinations is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on the revenue stream to which the asset contributes and the nature of the intangible asset. The following table summarizes amortization expense for the years ended December 31, 2012, 2011 and 2010.

	Year ended December 31,
(in thousands)	2012	2011	2010
Included in cost of revenue:
Cost of license fees	$485	$635	$588
Cost of subscriptions	11,969	3,341	3,058
Cost of services	1,992	1,572	1,390
Cost of maintenance	722	975	1,223
Cost of other revenue	75	75	75
Total included in cost of revenue	15,243	6,598	6,334
Included in operating expenses	2,106	980	798
Total	$17,349	$7,578	$7,132

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of December 31, 2012:

Years ending December 31,	Amortization expense (in thousands)
2013	$24,373
2014	22,569
2015	22,186
2016	21,765
2017	19,439
Total	$110,332
6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2012 and 2011:

(in thousands)	December 31, 2012	December 31, 2011
Deferred sales commissions	$18,142	$16,452
Prepaid software maintenance	5,530	4,676
Taxes, prepaid and receivable	7,398	343
Deferred professional services costs	3,233	3,098
Prepaid royalties	2,813	2,331
Other	3,473	4,116
Total prepaid expenses and other current assets	$40,589	$31,016

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2012 and 2011:

(in thousands)	December 31, 2012	December 31, 2011
Taxes payable	$7,607	$3,355
Accrued commissions and salaries	5,905	6,475
Accrued bonuses	11,966	9,832
Customer credit balances	4,577	3,762
Accrued software and maintenance	3,831	174
Accrued royalties	1,750	1,418
Other	10,360	7,691
Total accrued expenses and other current liabilities	$45,996	$32,707
8. Deferred revenue
Deferred revenue consisted of the following as of December 31, 2012 and 2011:

(in thousands)	December 31, 2012	December 31, 2011
Maintenance	$81,741	$81,913
Subscriptions	65,850	50,849
Services	36,904	29,675
License fees and other	523	1,000
Total deferred revenue	185,018	163,437
Less: Deferred revenue, net of current portion	(11,119)	(9,772)
Deferred revenue, current portion	$173,899	$153,665
9. Debt
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
Amounts borrowed under the dollar tranche revolving credit loans and delayed draw term loans under the credit facility bear interest at a rate per annum equal to, at our option, (a) a base rate equal to the highest of (i) the prime rate, (ii) federal funds rate plus 0.50% and (iii) one month LIBOR plus 1% (Base Rate), in addition to a margin of 0.25% to 1.25% (Base Rate Loans), or (b) the LIBOR rate plus a margin of 1.25% to 2.25% (LIBOR Loans). Swingline loans bear interest at a rate per annum equal to the Base Rate plus a margin of 0.25% to 1.25% or such other rate agreed to between the Swingline lender and us. Designated currency tranche revolving credit loans bear interest at a rate per annum equal to the LIBOR rate plus a margin of 1.25% to 2.25%. The exact amount of any margin depends on the nature of the loan and our leverage ratio.
We also pay a quarterly commitment fee on the unused portion of the revolving credit facility from 0.20% to 0.35% per annum, depending on our leverage ratio. At December 31, 2012, the commitment fee was 0.35%.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Under the credit facility, we have the ability to choose either Base Rate Loans or LIBOR Loans. Base Rate borrowings mature in February 2017. LIBOR Loans can be one, two, three or six month maturities (or, if agreed to by the applicable lenders, nine or twelve months), and rollover automatically, if we take no other action, into Base Rate Loans. We evaluate the classification of our debt based on the required annual maturities of our credit facility.
The credit facility includes financial covenants related to the consolidated leverage ratio and consolidated interest coverage ratio, as well as restrictions on the maximum amount of annual capital expenditures, our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At December 31, 2012, we were in compliance with all debt covenants under the credit facility.
The following table summarizes our debt as of December 31, 2012. We had no borrowings outstanding as of December 31, 2011. The effective interest rate includes our interest cost incurred and the effect of interest rate swap agreements.

	Debt balance at	Effective interest rate at
(in thousands, except percentages)	December 31, 2012	December 31, 2012
Credit facility:
Revolving credit loans	$123,000	2.68%
Term loans	92,500	3.14%
Total debt	215,500	2.88%
Less: Debt, current portion	10,000	3.14%
Debt, net of current portion	$205,500	2.86%
We believe the carrying amount of our credit facility approximates its fair value at December 31, 2012, due to the variable rate nature of the debt. As LIBOR rates are observable at commonly quoted intervals, it is classified within Level 2 of the fair value hierarchy.
As of December 31, 2012, the required annual maturities related to our credit facility were as follows:

Year ending December 31, (in thousands)	Annual maturities
2013	$10,000
2014	13,750
2015	15,000
2016	15,000
2017	161,750
Thereafter	—
Total required maturities	$215,500
Deferred financing costs
In connection with our credit facility entered into in February 2012, we paid $2.4 million of financing costs, which is being amortized over the term of the new facility. As of December 31, 2012 and December 31, 2011, deferred financing costs totaling $2.5 million and $0.8 million, respectively, are included in other assets on the consolidated balance sheet.
10. Derivative instruments
We use derivative instruments to manage interest rate risk. In May 2012, we entered into two interest rate swap agreements which effectively convert portions of our variable rate debt under our credit facility to a fixed rate for the terms of the swap agreements. The aggregate notional value of the swap agreements was $150.0 million with effective dates beginning in May 2012 through January 2017. We designated the swap agreements as cash flow hedges at the inception of the contracts.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The fair values of our derivative instruments as of December 31, 2012, were as follows:

	December 31, 2012
	Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Interest rate swaps	Other liabilities	$1,296
Total derivative instruments designated as hedging instruments		$1,296
We did not have derivative instruments as of December 31, 2011. The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.
The effects of derivative instruments in cash flow hedging relationships for the year ended December 31, 2012, were as follows:

	Loss recognized in accumulated other comprehensive loss	Location of loss reclassified from accumulated other comprehensive loss into income	Loss reclassified from accumulated other comprehensive loss into income
	December 31,		Year ended December 31,
(in thousands)	2012		2012
Interest rate swaps	$(1,296)	Interest expense	$(466)
The tax benefit allocated to the loss recognized in accumulated other comprehensive loss was $0.5 million for the year ended December 31, 2012. There was no ineffective portion of our interest swaps during the year ended December 31, 2012.
11. Commitments and contingencies
Leases
We lease our headquarters facility under a 15-year lease agreement which was entered into in October 2008, and has two five-year renewal options. The current annual base rent of the lease is $3.9 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse us an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During each of the years ended December 31, 2012, 2011, and 2010, rent expense was reduced by $0.3 million related to this lease provision. The $4.0 million leasehold improvement allowance has been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.
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
Additionally, we have subleased a portion of our facilities under various agreements extending through 2014. Under these agreements, rent expense was reduced by $0.3 million in the year ended December 31, 2012 and by $0.4 million in each the years ended December 31, 2011 and 2010, respectively. We have also received, and expect to receive through 2023, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $2.2 million, $2.3 million and $2.0 million for the years

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

ended December 31, 2012, 2011 and 2010, respectively. Total rent expense was $7.6 million, $4.7 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Additionally, we lease various office space and equipment under operating leases. We also have various non-cancelable capital leases for computer equipment and furniture that are not significant.
As of December 31, 2012, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ended December 31,	Operating
(in thousands)	leases
2013	$10,278
2014	9,518
2015	8,339
2016	7,322
2017	7,336
Thereafter	40,925
Total minimum lease payments	$83,718
Other commitments
We utilize third-party relationships in conjunction with our products and services, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. As of December 31, 2012, the remaining aggregate minimum purchase commitment under these arrangements is approximately $4.5 million through 2015. We incurred expense under these arrangements of $1.3 million, $3.2 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Guarantees and indemnification obligations
We enter into agreements in the ordinary course of business with, among others, customers, vendors and service providers. Pursuant to certain of these agreements we have agreed to indemnify the other party for certain matters, such as property damage, personal injury, acts or omissions of ours, or our employees, agents or representatives, or third-party claims alleging that the activities of its contractual partner pursuant to the contract infringe a patent, trademark or copyright of such third party.
We assess the fair value of our liability on the above indemnities to be immaterial based on historical experience and information known at December 31, 2012.
12. Income taxes
Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. We historically made distributions to our stockholders to cover the stockholders' anticipated tax liability. In connection with our 1999 recapitalization, we converted our U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999, have been subject to federal and state income taxes. We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, United Kingdom, Australia and the Netherlands. We are generally subject to U.S. federal income tax examination for calendar tax years 2009 through 2011 as well as state and foreign income tax examinations for various years depending on statutes of limitations of those jurisdictions.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following summarizes the components of income tax expense:

	Year ended December 31,
(in thousands)	2012	2011	2010
Current taxes:
U.S. Federal	$(1,764)	$3,434	$4,130
U.S. State and local	410	1,030	1,228
International	511	40	78
Total current taxes	(843)	4,504	5,436
Deferred taxes:
U.S. Federal	8,943	11,943	10,077
U.S. State and local	(796)	1,536	1,262
International	(562)	54	(26)
Total deferred taxes	7,585	13,533	11,313
Total income tax provision	$6,742	$18,037	$16,749

The following summarizes the components of income before provision for income taxes:

	Year ended December 31,
(in thousands)	2012	2011	2010
U.S.	$16,793	$50,946	$45,700
International	(3,468)	311	236
Income before provision for income taxes	$13,325	$51,257	$45,936

A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate our income tax provision is as follows:

	Year ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	8.3	4.2	4.3
Change in state income tax rate applied to deferred tax asset	(2.2)	0.6	—
Fixed assets	(7.6)	—	—
Unrecognized tax benefit	2.9	(0.3)	0.4
State credits, net of federal benefit	(1.7)	(2.2)	(2.4)
Change in valuation reserve	4.1	0.7	2.4
Federal credits generated	—	(2.7)	(3.2)
Foreign tax rate	2.3	—	—
Acquisition costs	10.8	0.6	1.0
Foreign tax credits	(3.0)	—	—
Other	1.7	(0.7)	(1.0)
Income tax provision effective rate	50.6%	35.2%	36.5%

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

We recorded net excess tax benefits attributable to stock option and stock appreciation right exercises and restricted stock vesting of $0.1 million, $0.2 million and $2.7 million in stockholders’ equity during the years ended December 31, 2012, 2011 and 2010, respectively. We were unable to recognize additional excess tax benefits of stock-based compensation deductions generated during 2012 because the deductions did not reduce income tax payable after considering our net operating loss carryforwards. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future taxable income.

The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2012	2011
Deferred tax assets relating to:
Federal and state net operating loss carryforwards	$30,839	$16,842
State and foreign tax credits	15,438	11,148
Intangible assets	13,706	20,969
Effect of expensing nonqualified stock options and restricted stock	7,634	8,142
Accrued bonuses	4,361	3,084
Deferred revenue	4,342	3,343
Allowance for doubtful accounts	3,161	1,456
Other	8,321	2,511
Total deferred tax assets	87,802	67,495
Deferred tax liabilities relating to:
Intangible assets	(65,882)	(8,407)
Fixed assets	(12,643)	(9,132)
Other	(7,318)	(8,950)
Total deferred tax liabilities	(85,843)	(26,489)
Valuation allowance	(10,651)	(10,079)
Net deferred tax asset (liabilities)	$(8,692)	$30,927

As of December 31, 2012, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $77.3 million, $3.6 million and $57.1 million, respectively. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2033 and the state net operating loss carryforwards will expire over various periods beginning in 2017. A portion of the foreign and state net operating loss carryforwards have a valuation reserve due to management's uncertainty regarding the future ability to use such carryforwards. Our federal and state tax credit carryforwards for income tax purposes were approximately $3.6 million and $11.6 million, net of federal tax, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2033 and the state tax credit carryforwards will begin to expire in 2013. The state tax credits had a valuation reserve of approximately $8.5 million, net of federal tax, as of December 31, 2012.
The following table illustrates the change in our deferred tax asset valuation allowance:

(in thousands)	Balance at beginning of year	Acquisition related change	Charges to expense	Balance at end of year
Years ended December 31,
2012	$10,079	$286	$286	$10,651
2011	9,614	—	465	10,079
2010	7,994	75	1,545	9,614

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table sets forth the change to our unrecognized tax benefit for the year ended December 31, 2012, 2011 and 2010:

	December 31,
(in thousands)	2012	2011	2010
Balance at beginning of year	$1,777	$1,414	$1,231
Increases from prior period positions	2,766	87	126
Decreases in prior year position	(93)	(9)	—
Increases from current period positions	—	285	297
Lapse of statute of limitations	(604)	—	(240)
Balance at end of year	$3,846	$1,777	$1,414

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $3.8 million at December 31, 2012. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2012 and 2011 was $0.7 million and $0.2 million, respectively. The total amount of interest and penalties included in the consolidated statements of comprehensive income as a decrease in income tax expense for 2012 and 2010 was $0.3 million and $0.2 million, respectively. The total amount of interest and penalties included in the consolidated statements of comprehensive income as an increase in income tax expense for 2011 was $0.1 million.
We have taken federal tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease approximates $1.0 million at December 31, 2012.
We concluded that a portion of the undistributed earnings of our foreign subsidiaries, as related solely to Canada, are not permanently reinvested and as a result we recorded a tax liability and applicable foreign tax credits for the effect of repatriating those foreign earnings. For the remaining undistributed earnings, we concluded that these earnings would be permanently reinvested in the local jurisdictions and not repatriated to the United States. Accordingly, we have not provided for U.S. federal and foreign withholding taxes on those undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the amount that might be payable if some or all of such earnings were to be remitted.
13. Stock-based compensation
Employee stock-based compensation plans
Under the Blackbaud, Inc. 2008 Equity Incentive Plan (2008 Equity Plan), we may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to eligible employees, directors and consultants. We maintain other stock based compensation plans including the 2004 Stock Plan and the 2001 Stock Option Plan, under which no additional grants may be made, and the 2009 Equity Compensation Plan for Employees from Acquired Companies, under which we may grant shares of common stock to employees pursuant to employment contracts or other arrangements entered into in connection with past and future acquisitions.
In connection with the acquisition of Kintera in July 2008, we maintain the Kintera, Inc. 2000 Stock Option Plan, as amended (Kintera 2000 Plan) and Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended (Kintera 2003 Plan), which we assumed upon the acquisition of Kintera. In connection with the acquisition of Convio in May 2012, we maintain the Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended (Convio 1999 Plan) and Convio, Inc. 2009 Stock Incentive Plan, as amended (Convio 2009 Plan), which we assumed upon the acquisition of Convio. Our Compensation Committee of the Board of Directors administers all of these plans and the stock-based awards are granted under terms determined by them.
The total number of authorized stock-based awards available under our plans was 5,993,220 as of December 31, 2012. We issue common stock from our pool of authorized stock upon exercise of stock options, settlement of stock appreciation rights and performance-based restricted stock units or upon granting of restricted stock.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Historically, we have issued four types of awards under these plans: stock options, restricted stock awards, performance-based restricted stock units and stock appreciation rights. The following table sets forth the number of awards outstanding for each award type as of December 31, 2012 and 2011.

	Outstanding at December 31,
Award type	2012	2011
Stock options	60,775	216,848
Restricted stock awards	1,203,186	1,079,930
Restricted stock units	389,913	159,462
Stock appreciation rights	2,786,828	2,305,049
The majority of the stock-based awards granted under these plans have a 10-year contractual term. The option to purchase 800,000 shares of common stock granted on November 28, 2005, to the current Chief Executive Officer (CEO), has a 7-year contractual term. Additionally, stock appreciation rights (SARs) have contractual lives of 7 years. Awards granted to our executive officers and certain members of management are subject to accelerated vesting upon a change in control as defined in the employees’ retention agreement.
We recognize compensation expense associated with stock options and awards with performance or market based vesting conditions on an accelerated basis over the requisite service period of the individual grantees, which generally equals the vesting period. We recognize compensation expense associated with restricted stock awards and SARs on a straight-line basis over the requisite service period of the individual grantees, which generally equals the vesting period.
Stock-based compensation expense is allocated to expense categories on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010.

	Year ended December 31,
(in thousands)	2012	2011	2010
Included in cost of revenue:
Cost of subscriptions	$860	$571	$392
Cost of services	2,786	1,966	1,742
Cost of maintenance	538	741	814
Total included in cost of revenue	4,184	3,278	2,948
Included in operating expenses:
Sales and marketing	2,527	1,325	1,366
Research and development	3,556	3,039	2,844
General and administrative	8,973	7,242	5,901
Total included in operating expenses	15,056	11,606	10,111
Total	$19,240	$14,884	$13,059

The total amount of compensation cost related to non-vested awards not recognized was $43.0 million at December 31, 2012. This amount will be recognized over a weighted average period of 1.9 years .

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Stock options
The following table summarizes the options outstanding under each of our stock-based compensation plans as of December 31, 2012.

Plan	Date of adoption		Options outstanding	Range of exercise prices
2004 Stock Plan	March 23, 2004		21,383	$8.60-$13.05
Kintera 2003 Plan	July 8, 2008	(1)	6,086	$10.59-$19.26
Convio 1999 Plan	May 5, 2012	(1)	28,977	$9.10-$15.54
Convio 2009 Plan	May 5, 2012	(1)	4,329	$15.62-$18.20
Total			60,775

(1)	In connection with the acquisitions of Kintera and Convio, we assumed certain stock options issued and outstanding at the date of acquisition.
A summary of outstanding stock options as of December 31, 2012, and changes during the year then ended, is as follows:

Options	Share options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2012	216,848	$15.16
Assumed(1)	63,439	13.24
Exercised	(200,082)	15.73
Forfeited	(19,205)	15.79
Expired	(225)	10.92
Outstanding at December 31, 2012	60,775	$11.09	4.7	$713
Unvested and expected to vest at December 31, 2012	9,996	$12.54	6.6	$103
Vested and exercisable at December 31, 2012	49,986	$10.78	4.3	$602

(1)	Stock options assumed in connection with the acquisition of Convio.
There have been no new stock option awards granted since 2005. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $3.2 million, $3.1 million and and $9.1 million, respectively. The total fair value of options that vested during the year ended December 31, 2012, was $0.6 million. The total fair value of options that vested during 2011 and 2010 was not material. All outstanding options granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in the Black-Scholes option pricing model for options assumed from Convio in May 2012 were as follows:

May 2012
Volatility	32% to 39%
Dividend yield	1.8%
Risk-free interest rate	0.0% to 0.4%
Expected option life in years	0.04 to 3.26
Restricted stock awards
We have also granted shares of common stock subject to certain restrictions under the 2008 Equity Plan and the 2004 Stock Plan. Restricted stock awards granted to employees vest in equal annual installments over four years from the grant date. Restricted stock awards granted to non-employee directors vest after one year from the date of grant or, if earlier, immediately prior to the next annual election of directors, provided the non-employee director is serving as a director at that time. The fair

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to vote such shares and receive dividends.
A summary of unvested restricted stock awards as of December 31, 2012, and changes during the year then ended, is as follows:

Unvested restricted stock awards	Restricted stock awards	Weighted average grant-date fair value
Unvested at January 1, 2012	1,079,930	$25.22
Granted	687,652	22.77
Vested	(421,636)	22.82
Forfeited	(142,760)	26.00
Unvested at December 31, 2012	1,203,186	$24.58
As of December 31, 2012, the number and intrinsic value of restricted stock awards expected to vest was 1,144,693 and $26.1 million, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2012, 2011 and 2010 was $9.6 million, $9.9 million and $9.0 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2011 and 2010 was $27.98 and $26.61, respectively.
Restricted stock units
We have also granted restricted stock units subject to certain restrictions under the 2008 Equity Plan and assumed restricted stock units in connection with the Convio acquisition. Restricted stock units granted to employees vest in equal annual installments generally over three years from the grant date. We have also granted restricted stock units for which vesting is subject to meeting certain performance and/or market conditions. The fair market value of the stock at the time of the grant is amortized to expense on a straight-line basis over the period of vesting except for awards with market or performance conditions which are amortized on an accelerated basis over the period of vesting. Income tax benefits resulting from the vesting of restricted stock units are recognized in the period the unit is exercised to the extent expense has been recognized.
A summary of unvested restricted stock units as of December 31, 2012 is as follows:

Unvested restricted stock units	Restricted stock units	Weighted average grant-date fair value
Unvested at January 1, 2012	159,462	$25.60
Granted	30,738	21.41
Assumed(1)	331,196	28.84
Forfeited	(53,976)	27.84
Vested	(77,507)	27.59
Unvested at December 31, 2012	389,913	$27.55

(1)	Restricted stock units assumed in connection with the acquisition of Convio.

As of December 31, 2012, the number and intrinsic value of restricted stock units expected to vest was 376,306 and $8.6 million, respectively. The weighted average grant date fair value of restricted stock units granted for the years ended December 31, 2011 and 2010 was $26.68 and $22.79, respectively.
Stock appreciation rights
We have granted SARs under the 2008 Equity Plan and the 2004 Stock Plan to certain members of management. The SARs will be settled in stock at the time of exercise and vest four years from the date of grant subject to the recipient’s continued employment with us. The number of shares issued upon the exercise of the SARs is calculated as the difference between the

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

share price of our stock on the date of exercise and the date of grant multiplied by the number of SARs divided by the share price on the exercise date.
A summary of SARs as of December 31, 2012, and changes during the year then ended, is as follows:

Stock appreciation rights	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2012	2,305,049	$24.47
Granted	990,007	22.66
Exercised	(246,383)	21.42
Forfeited	(213,100)	26.91
Expired	(48,745)	$27.00
Outstanding at December 31, 2012	2,786,828	$23.87	5.2	$2,160
Unvested and expected to vest at December 31, 2012	1,545,181	$24.21	6.2	$565
Vested and exercisable at December 31, 2012	1,194,294	$23.39	3.8	$1,581
The total intrinsic value of SARs exercised during the year ended December 31, 2012, 2011 and 2010 was $2.4 million, $2.2 million and $1.4 million, respectively. The total fair value of SARs that vested during the year ended December 31, 2012, 2011 and 2010 was $3.9 million, $3.6 million and $3.6 million, respectively. The weighted average grant date fair value of SARs granted for the years ended December 31, 2012, 2011 and 2010 was $6.36, $8.10 and $7.17, respectively. All outstanding SARs granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. All SARs granted with a market condition had a fair market value assigned at the grant date based on the use of a Monte Carlo simulation model. Significant assumptions used in the Black-Scholes option pricing model for SARs granted in 2012, 2011 and 2010 were as follows:

	Years ended December 31,
	2012	2011	2010
Volatility	35% to 41%	41% to 42%	40% to 42%
Dividend yield	1.7%	1.7% to 1.8%	1.6% to 1.8%
Risk-free interest rate	0.5% to 0.6%	0.6% to 1.9%	0.9% to 1.9%
Expected SAR life in years	4	4	4

The expected volatility assumption is based on the historical volatility of our stock and the average expected volatility over the expected life of the SAR. The dividend yield is based on the adopted dividend policy in effect at the time of grant and the expectation of future dividends. The risk-free interest rate is based on United States Treasury rate for a term consistent with the expected life of the SAR at the time of grant. The expected life of the SAR represents the length of time from grant until the SAR is exercised based on experience.
14. Stockholders’ equity
Preferred stock
Our Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.
Dividends
Our Board of Directors has adopted a dividend policy which provides for the distribution to stockholders a portion of cash generated by us that is in excess of operational needs and capital expenditures. Our credit facility limits the amount of dividends payable and certain state laws restrict the amount of dividends distributed.

The following table provides information with respect to quarterly dividends paid on common stock during the year ended December 31, 2012.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2012	$0.12	March 5	March 15
May 2012	$0.12	May 25	June 15
August 2012	$0.12	August 28	September 14
October 2012	$0.12	November 28	December 14
In February 2013, our Board of Directors declared a first quarter dividend of $0.12 per share payable on March 15, 2013 to stockholders of record on February 28, 2013.
Stock repurchase program
We have a repurchase program that authorizes us to purchase up to $50.0 million of our outstanding shares of common stock. The program does not have an expiration date. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors.
We account for purchases of treasury stock under the cost method. The remaining amount available to purchase stock under the stock repurchase program was $50.0 million as of December 31, 2012.
15. Employee profit-sharing plan
We have a 401(k) profit-sharing plan (the 401K Plan) covering substantially all employees. Employees can contribute between 1% and 30% of their salaries in 2012, 2011 and 2010, and we match 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at our discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2012, 2011 and 2010 were $4.6 million, $4.0 million and $3.5 million, respectively. There was no discretionary contribution by us to the 401K Plan in 2012, 2011 and 2010.
16. Segment information
As of December 31, 2012, our reportable segments were as follows: the ECBU, the GMBU, the International Business Unit, or IBU, and Target Analytics. Following is a description of each reportable segment:

•	The ECBU is focused on marketing, sales, delivery and support to large and/or strategic, specifically identified prospects and customers in North America;

•	The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America;

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America; and

•	Target Analytics is primarily focused on marketing, sales and delivery of analytics services to all prospects and customers in North America.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

We have recast our segment disclosures for 2011 and 2010 to present the reportable segments on a consistent basis with the current year. Summarized reportable segment financial results for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year ended December 31,
(in thousands)	2012	2011	2010
Revenue by segment:
ECBU	$165,161	$127,945	$104,764
GMBU	203,177	171,999	159,336
IBU	40,068	33,841	27,322
Target Analytics	37,453	35,769	33,313
Other(1)	1,560	1,314	1,830
Total revenue	$447,419	$370,868	$326,565
Segment operating income(2):
ECBU	$74,134	$53,141	$48,825
GMBU	121,120	101,572	91,827
IBU	5,755	6,922	7,883
Target Analytics	17,451	16,882	16,472
Other(1)	600	1,203	794
	219,060	179,720	165,801
Less:
Corporate unallocated costs(3)	163,036	106,330	99,586
Stock-based compensation costs	19,240	14,884	13,059
Amortization expense	17,349	7,578	7,132
Interest expense (income), net	5,718	17	(10)
Other expense (income), net	392	(346)	98
Income before provision for income taxes	$13,325	$51,257	$45,936

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.

(2)
Segment operating income includes direct, controllable costs related to the sale of products and services by the reportable segment, except for IBU, which includes operating costs from our foreign locations such as sales, marketing, general, administrative, depreciation and facilities costs.

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

We also derive a portion of our revenue from our foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable, long-lived assets by geographic region based on the location of the assets.

(in thousands)	United States	Canada	Europe	Pacific	Total Foreign	Total
Revenue from external customers:
2012	$386,376	$22,770	$23,022	$15,251	$61,043	$447,419
2011	317,305	21,725	21,162	10,676	53,563	370,868
2010	282,450	17,862	19,251	7,002	44,115	326,565
Property and equipment:
December 31, 2012	$47,826	$188	$810	$239	$1,237	$49,063
December 31, 2011	33,255	106	772	264	1,142	34,397

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

It is impractical for us to identify our revenues by product category and total assets by segment.
17. Quarterly results (unaudited)

(in thousands, except per share data)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenue	$120,051	$122,472	$110,190	$94,706
Gross profit	64,299	67,344	59,685	53,631
Income from operations	9,875	6,185	(1,877)	5,252
Income before provision for income taxes	7,342	4,629	(3,446)	4,800
Net income	3,270	2,825	(2,271)	2,759
Earnings per share
Basic	$0.07	$0.06	$(0.05)	$0.06
Diluted	$0.07	$0.06	$(0.05)	$0.06

(in thousands, except per share data)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenue	$95,045	$95,413	$93,782	$86,628
Gross profit	52,971	55,722	54,494	50,487
Income from operations	10,599	16,034	14,487	9,808
Income before provision for income taxes	10,760	15,923	14,688	9,886
Net income	6,351	10,214	9,362	7,293
Earnings per share
Basic	$0.15	$0.23	$0.22	$0.17
Diluted	$0.14	$0.23	$0.21	$0.17
Earnings per common share are computed independently for each of the periods presented and, therefore, may not add up to the total for the year. The results of operations of acquired companies are included in the consolidated results of operations from the date of their respective acquisition as described in Note 3.
18. Restructuring
During 2012, in an effort to consolidate our operating locations we decided not to renew our current lease for office space in San Diego, CA, which matures on June 30, 2013. As a result, we initiated a plan to transition most of our operations based in San Diego, CA to our Austin, TX location. We expect to incur a total of $1.3 million in before-tax restructuring costs through June 2013. Restructuring costs incurred consist primarily of costs to separate and relocate employees. For the year ended December 31, 2012, we incurred restructuring costs of $0.2 million, which were recorded in general and administrative expense.
The following table summarizes our restructuring costs as of December 31, 2012:

	Total amount expected to be incurred	Included in accrued expenses and other current liabilities at
(in thousands)		December 31, 2012
Employee severance costs	$546	$137
Employee relocation costs	589	—
Employee retention costs	152	38
	$1,287	$175

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

19. Subsequent events
In January 2013, we implemented a realignment of our workforce in response to changes in the nonprofit industry and global economy. The realignment included a reduction in workforce of approximately 130 positions. We expect to record a charge of approximately $2.5 million in 2013 relating to this reduction in workforce, consisting primarily of one-time severance and termination benefits.