Form 10-Q
period 2013-03-31
BLACKBAUD INC
filed 2013-05-07
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
YES  ☐  NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of April 22, 2013 was 45,647,090.

BLACKBAUD, INC.

Safe Harbor Cautionary Statement
This Quarterly Report on Form 10-Q, including the section titled “Management's discussion and analysis of financial condition and results of operations” in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, our ability to successfully integrate acquired businesses and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “likely,” “will,” “should,” “believes,” “estimates,” “seeks,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause actual results to differ materially from our expectations expressed in the report include: general economic risks; lengthy sales and implementation cycles, particularly in larger organizations; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; management of integration of recently acquired companies and other risks associated with acquisitions; the ability to attract and retain key personnel; risks associated with successful implementation of multiple integrated software products; risks related to our dividend policy and stock repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by the credit facility; risks associated with management of growth; technological changes that make our products and services less competitive; and the other risk factors set forth from time to time in our SEC filings. Factors that could cause or contribute to such differences include, but are not limited to, those summarized under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2012, and our quarterly reports on Forms 10-Q. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we do not intend, and undertake no obligation to revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I- FINANCIAL INFORMATION
Item 1.        Financial Statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$8,449	$13,491
Donor restricted cash	26,280	68,177
Accounts receivable, net of allowance of $7,560 and $8,546 at March 31, 2013 and December 31, 2012, respectively	69,402	75,692
Prepaid expenses and other current assets	27,528	40,589
Deferred tax asset, current portion	17,745	15,799
Total current assets	149,404	213,748
Property and equipment, net	48,045	49,063
Goodwill	265,667	265,055
Intangible assets, net	162,525	168,037
Other assets	16,752	9,844
Total assets	$642,393	$705,747
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$9,746	$13,623
Accrued expenses and other current liabilities	37,512	45,996
Donations payable	26,280	68,177
Debt, current portion	10,000	10,000
Deferred revenue, current portion	166,986	173,899
Total current liabilities	250,524	311,695
Debt, net of current portion	201,000	205,500
Deferred tax liability	26,758	24,468
Deferred revenue, net of current portion	10,060	11,119
Other liabilities	4,366	5,281
Total liabilities	492,708	558,063
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 54,883,954 and 54,859,604 shares issued at March 31, 2013 and December 31, 2012, respectively	55	55
Additional paid-in capital	208,853	203,638
Treasury stock, at cost; 9,239,829 and 9,209,371 shares at March 31, 2013 and December 31, 2012, respectively	(171,733)	(170,898)
Accumulated other comprehensive loss	(1,569)	(1,973)
Retained earnings	114,079	116,862
Total stockholders’ equity	149,685	147,684
Total liabilities and stockholders’ equity	$642,393	$705,747
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of comprehensive income
(Unaudited)

(in thousands, except share and per share amounts)	Three months ended March 31,
	2013	2012
Revenue
License fees	$2,980	$7,168
Subscriptions	47,756	28,062
Services	28,838	23,958
Maintenance	34,148	33,566
Other revenue	1,901	1,952
Total revenue	115,623	94,706
Cost of revenue
Cost of license fees	725	613
Cost of subscriptions	20,383	12,974
Cost of services	25,399	20,042
Cost of maintenance	5,874	5,977
Cost of other revenue	1,197	1,469
Total cost of revenue	53,578	41,075
Gross profit	62,045	53,631
Operating expenses
Sales and marketing	24,392	20,377
Research and development	16,429	13,304
General and administrative	12,742	14,501
Restructuring	3,210	—
Amortization	678	197
Total operating expenses	57,451	48,379
Income from operations	4,594	5,252
Interest income	17	47
Interest expense	(1,694)	(191)
Other income (expense), net	103	(308)
Income before provision for income taxes	3,020	4,800
Income tax provision	354	2,041
Net income	$2,666	$2,759
Earnings per share
Basic	$0.06	$0.06
Diluted	$0.06	$0.06
Common shares and equivalents outstanding
Basic weighted average shares	44,473,519	43,944,459
Diluted weighted average shares	45,009,213	44,613,256
Dividends per share	$0.12	$0.12

Other comprehensive income
Foreign currency translation adjustment	285	279
Unrealized gain on derivative instruments, net of tax	119	—
Total other comprehensive income	404	279
Comprehensive income	$3,070	$3,038
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities
Net income	$2,666	$2,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,408	4,816
Provision for doubtful accounts and sales returns	670	1,117
Stock-based compensation expense	5,178	3,836
Excess tax benefits from stock-based compensation	—	(310)
Deferred taxes	(188)	967
Other non-cash adjustments	353	(555)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	5,404	(1,686)
Prepaid expenses and other assets	6,416	(1,754)
Trade accounts payable	(754)	1,739
Accrued expenses and other liabilities	(10,074)	(5,253)
Donor restricted cash	42,588	19,361
Donations payable	(42,588)	(19,361)
Deferred revenue	(7,139)	(1,691)
Net cash provided by operating activities	12,940	3,985
Cash flows from investing activities
Purchase of property and equipment	(6,292)	(6,297)
Purchase of net assets of acquired companies, net of cash acquired	(876)	—
Capitalized software development costs	(764)	—
Net cash used in investing activities	(7,932)	(6,297)
Cash flows from financing activities
Proceeds from issuance of debt	16,700	—
Payments on debt	(21,200)	—
Payments of deferred financing costs	—	(2,440)
Proceeds from exercise of stock options	67	2,959
Excess tax benefits from stock-based compensation	—	310
Dividend payments to stockholders	(5,479)	(5,409)
Net cash used in financing activities	(9,912)	(4,580)
Effect of exchange rate on cash and cash equivalents	(138)	339
Net decrease in cash and cash equivalents	(5,042)	(6,553)
Cash and cash equivalents, beginning of period	13,491	52,520
Cash and cash equivalents, end of period	$8,449	$45,967
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity
(Unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2011	53,959,532	$54	$175,401	$(166,226)	$(1,148)	$131,921	$140,002
Net income	—	—	—	—	—	6,583	6,583
Payment of dividends	—	—	—	—	—	(21,731)	(21,731)
Exercise of stock options, stock appreciation rights and restricted stock units	355,180	—	3,146	—	—	—	3,146
Surrender of 189,547 shares upon restricted stock and restricted stock unit vesting and exercise of stock options and stock appreciation rights	—	—	—	(4,672)	—	—	(4,672)
Tax impact of exercise of equity-based compensation	—	—	81	—	—	—	81
Stock-based compensation	—	—	19,151	—	—	89	19,240
Equity-based awards assumed in business combination	—	—	5,859	—	—	—	5,859
Restricted stock grants	687,652	1	—	—	—	—	1
Restricted stock cancellations	(142,760)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(825)	—	(825)
Balance at December 31, 2012	54,859,604	$55	$203,638	$(170,898)	$(1,973)	$116,862	$147,684
Net income	—	—	—	—	—	2,666	2,666
Payment of dividends	—	—	—	—	—	(5,479)	(5,479)
Exercise of stock options, stock appreciation rights and restricted stock units	73,341	—	67	—	—	—	67
Surrender of 30,458 shares upon restricted stock and restricted stock unit vesting and exercise of stock options and stock appreciation rights	—	—	—	(835)	—	—	(835)
Stock-based compensation	—	—	5,148	—	—	30	5,178
Restricted stock grants	11,618	—	—	—	—	—	—
Restricted stock cancellations	(60,609)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	404	—	404
Balance at March 31, 2013	54,883,954	$55	$208,853	$(171,733)	$(1,569)	$114,079	$149,685

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We provide on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of March 31, 2013, we had over 28,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare, as well as international foreign affairs.
2. Summary of significant accounting policies
Unaudited interim consolidated financial statements
The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, and other forms filed with the SEC from time to time.
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

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

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
Subscriptions
We provide hosting services to customers who have purchased perpetual rights to certain of our software products (hosting services). Revenue from hosting services, as well as data enrichment services, data management services and online training programs, is recognized ratably beginning on the activation date over the term of the agreement, which generally ranges from one to three years. Any related set-up fees are recognized ratably over the estimated period that the customer benefits from the related hosting service.
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

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

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
Deferred revenue
To the extent that our customers are billed for the above described services in advance of delivery, we record such amounts in deferred revenue.
Goodwill
The change in goodwill for each reportable segment during the three months ended March 31, 2013, consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Target Analytics	Other	Total
Balance at December 31, 2012	$148,322	$75,149	$6,311	$33,177	$2,096	$265,055
Additions related to business combinations	—	—	397	—	—	397
Adjustments related to prior year business combinations	289	112	—	—	—	401
Effect of foreign currency translation	—	—	(186)	—	—	(186)
Balance at March 31, 2013	$148,611	$75,261	$6,522	$33,177	$2,096	$265,667

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Amortization expense
Amortization expense related to finite-lived intangible assets acquired in business combinations is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on the revenue stream to which the asset contributes and the nature of the intangible asset. The following table summarizes amortization expense for:

	Three months ended March 31,
(in thousands)	2013	2012
Included in cost of revenue:
Cost of license fees	$121	$123
Cost of subscriptions	4,633	982
Cost of services	633	411
Cost of maintenance	114	244
Cost of other revenue	19	19
Total included in cost of revenue	5,520	1,779
Included in operating expenses	678	197
Total	$6,198	$1,976

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of March 31, 2013:

Year ending December 31,	Amortization
(in thousands)	expense
2013 - remaining	$18,452
2014	22,667
2015	22,284
2016	21,869
2017	19,543
Total	$104,815

Recently adopted accounting pronouncements
Effective January 1, 2013, we adopted ASU 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that entities provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements. We have presented the amounts reclassified out of accumulated other comprehensive income by component in Note 12 to our consolidated financial statements.
Effective January 1, 2013, we adopted ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test currently required by ASC Topic 350-30 on general intangibles other than goodwill. The adoption of ASU 2012-02 did not have a material impact on our consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

3. Business combinations
Convio
In May 2012, we completed our acquisition of Convio, Inc. (Convio), for approximately $329.8 million in cash consideration and the assumption of unvested equity awards valued at approximately $5.9 million, for a total of $335.7 million. Convio was a leading provider of on-demand constituent engagement solutions that enabled nonprofit organizations to more effectively raise funds, advocate for change and cultivate relationships. The acquisition of Convio expands our subscription and online offerings and accelerates our evolution to a subscription-based revenue model. As a result of the acquisition, Convio has become a wholly-owned subsidiary of ours. The results of operations of Convio are included in our consolidated financial statements from the date of acquisition. Because we have integrated a substantial amount of the Convio operations and have made product rationalization decisions, it is not possible to determine the revenue and operating costs attributable solely to the acquired business. During the year ended December 31, 2012, we incurred $6.4 million of acquisition-related costs associated with the acquisition of Convio, which were recorded in general and administrative expense.
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
The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

(in thousands)
Net working capital, excluding deferred revenue	$54,912
Property and equipment	6,591
Other long term assets	75
Deferred revenue	(7,917)
Deferred tax liability	(32,049)
Intangible assets and liabilities	139,650
Goodwill	174,412
$335,674

The estimated fair value of accounts receivable acquired approximates the contractual value of $12.8 million. The goodwill recognized is attributable primarily to the assembled workforce of Convio and the opportunities for expected synergies. None of the goodwill arising in the acquisition is deductible for income tax purposes. The estimated amount of goodwill assigned to the Enterprise Customer Business Unit, or ECBU, and the General Markets Business Unit, or GMBU, reporting segments was $125.6 million, and $48.8 million, respectively.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired	Weighted average amortization period
	(in thousands)	(in years)
Customer relationships	$53,000	15
Marketing assets	7,800	7
Acquired technology	69,000	8
In-process research and development	9,100	7
Non-compete agreements	1,440	2
Unfavorable leasehold interests	(690)	7
	$139,650

The fair value of the intangible assets was based on the income approach, cost approach, relief of royalty rate method and excess earnings methods. Customer relationships are amortized on an accelerated basis. Marketing assets, acquired technology and non-compete agreements are amortized on a straight-line basis. In-process research and development was placed into service subsequent to the time of acquisition and is amortized on a straight-line basis from the time of being placed into service over a weighted average amortization period of seven years.

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

	Three months ended March 31,
(in thousands, except per share amounts)	2013	2012
Revenue	$115,623	$115,575
Net income (loss)	$2,666	$(4,065)
Basic earnings (loss) per share	$0.06	$(0.09)
Diluted earnings (loss) per share	$0.06	$(0.09)
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

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2013	2012
Numerator:
Net income, as reported	$2,666	$2,759
Denominator:
Weighted average common shares	44,473,519	43,944,459
Add effect of dilutive securities:
Employee equity-based compensation	535,694	668,797
Weighted average common shares assuming dilution	45,009,213	44,613,256
Earnings per share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06

The following shares and potential shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2013	2012
Shares excluded from calculations of diluted earnings per share	473,299	114,563
5. Prepaid expenses and other assets
Prepaid expenses and other assets consisted of the following as of:

(in thousands)	March 31, 2013	December 31, 2012
Deferred sales commissions	$17,685	$18,142
Prepaid software maintenance	5,504	5,530
Taxes, prepaid and receivable	1,760	7,398
Deferred professional services costs	8,112	8,057
Other assets	11,219	11,306
Total prepaid expenses and other assets	44,280	50,433
Less: Long-term portion	16,752	9,844
Total prepaid expenses and other current assets	$27,528	$40,589

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

6. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following as of:

(in thousands)	March 31, 2013	December 31, 2012
Taxes payable	$6,486	$7,607
Accrued commissions and salaries	4,954	5,905
Accrued bonuses	5,466	11,966
Customer credit balances	3,439	4,577
Accrued software and maintenance	3,427	3,875
Unrecognized tax benefit	3,184	3,846
Other liabilities	14,922	13,501
Total accrued expenses and other liabilities	41,878	51,277
Less: Long-term portion	4,366	5,281
Total accrued expenses and other current liabilities	$37,512	$45,996
7. Debt
Credit facility
We have a five-year $325.0 million credit facility which includes the following facilities: (i) a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans, and (ii) a delayed draw term loan. The credit facility is secured by the stock and limited liability company interests of certain subsidiaries and is guaranteed by our material domestic subsidiaries.
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
We also pay a quarterly commitment fee on the unused portion of the revolving credit facility from 0.20% to 0.35% per annum, depending on our leverage ratio. At March 31, 2013, the commitment fee was 0.30%.
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
The credit facility includes financial covenants related to the leverage ratio and interest ratio, as well as restrictions on the maximum amount of annual capital expenditures, our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At March 31, 2013, we were in compliance with our debt covenants under the credit facility.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The following table summarizes our debt as of March 31, 2013 and December 31, 2012. The effective interest rate includes our interest cost incurred and the effect of interest rate swap agreements.

	Debt balance at		Effective interest rate at
(in thousands, except percentages)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Credit facility:
Revolving credit loans	$121,000	$123,000	2.48%	2.68%
Term loans	90,000	92,500	2.89%	3.14%
Total debt	211,000	215,500	2.65%	2.88%
Less: Debt, current portion	10,000	10,000	2.89%	3.14%
Debt, net of current portion	$201,000	$205,500	2.64%	2.86%
We believe the carrying amount of our credit facility approximates its fair value at March 31, 2013 and December 31, 2012, due to the variable rate nature of the debt. As LIBOR rates are observable at commonly quoted intervals, it is classified within Level 2 of the fair value hierarchy.
As of March 31, 2013, the required annual maturities related to our credit facility were as follows:

Year ending December 31, (in thousands)	Annual maturities
2013 - remaining	$7,500
2014	13,750
2015	15,000
2016	15,000
2017	159,750
Total required maturities	$211,000
Deferred financing costs
In February 2012, we amended and restated our credit facility to increase our borrowing capacity. In connection with our amended and restated credit facility we paid $2.4 million of financing costs. These costs together with a portion of the unamortized financing costs from our previous credit facility are being amortized over the term of the new facility. As of March 31, 2013 and December 31, 2012, deferred financing costs totaling $2.4 million and $2.5 million, respectively, are included in other assets on the consolidated balance sheet.
8. Derivative instruments
We use derivative instruments to manage interest rate risk. We have two interest rate swap agreements which effectively convert portions of our variable rate debt under our credit facility to a fixed rate for the terms of the swap agreements. The aggregate notional value of the swap agreements was $150.0 million with effective dates beginning in May 2012 through January 2017. We designated the swap agreements as cash flow hedges at the inception of the contracts.
The fair values of our derivative instruments as of March 31, 2013 and December 31, 2012, were as follows:

		Liability fair value at
(in thousands)	Balance sheet location	March 31, 2013	December 31, 2012
Derivative instruments designated as hedging instruments:
Interest rate swaps	Other liabilities	$1,101	$1,296
Total derivative instruments designated as hedging instruments		$1,101	$1,296

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.
The effects of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2013, were as follows:

	Loss recognized in accumulated other comprehensive loss	Location of loss reclassified from accumulated other comprehensive loss into income	Loss reclassified from accumulated other comprehensive loss into income
	March 31, 2013		Three months ended March 31,
(in thousands)			2013
Interest rate swaps	$(1,101)	Interest expense	$(190)
We did not have derivative instruments during the three months ended March 31, 2012. The tax benefit allocated to the loss recognized in accumulated other comprehensive loss was $0.1 million for the three months ended March 31, 2013. There was no ineffective portion of our interest swaps during the three months ended March 31, 2013.
9. Commitments and contingencies
Leases
We lease our headquarters facility under a 15-year lease agreement which was entered into in October 2008, and has two five-year renewal options. The current annual base rent of the lease is $3.9 million payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. In addition, under the terms of the lease, the lessor will reimburse us an aggregate amount of $4.0 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. During each of the three month periods ended March 31, 2013 and 2012, rent expense was reduced by $66,700, respectively, related to this lease provision. The $4.0 million leasehold improvement allowance has been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining life of the lease from October 2008. The timing of the reimbursements for the actual leasehold improvements may vary from the amount reflected in the table below.
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
Additionally, we have subleased a portion of our facilities under various agreements extending through 2013. Under these agreements, rent expense was reduced by $0.1 million during the three months ended March 31, 2012. The reduction in rent expense related to these agreements during the three months ended March 31, 2013 was not material to the consolidated statements of comprehensive income. We have also received, and expect to receive through 2023, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. Total rent expense was $2.2 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.
Additionally, we lease various office space and equipment under operating leases. We also have various non-cancelable capital leases for computer equipment and furniture that are not significant.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

As of March 31, 2013, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31,	Operating
(in thousands)	leases
2013 – remaining	$7,784
2014	10,219
2015	9,167
2016	8,408
2017	8,436
Thereafter	47,884
Total minimum lease payments	$91,898
Other commitments
We utilize third-party relationships in conjunction with our products and services, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. As of March 31, 2013, the remaining aggregate minimum purchase commitment under these arrangements is approximately $3.8 million through 2015. We incurred expense under these arrangements of $0.6 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.
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
10. Income taxes
Our effective tax rate, including the effects of period-specific events, was:

	Three months ended March 31,
	2013	2012
Effective tax rate	11.7%	42.5%
The decrease in the effective tax rate during the three months ended March 31, 2013 compared to the same period in 2012 is primarily due an increase in the benefit from research and development credits and a decrease in nondeductible acquisition costs. The research and development credits were reinstated in January 2013 with retrospective application to the 2012 tax year. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to research and development tax credits, which were partially offset by foreign loss jurisdictions where we have determined a valuation allowance is appropriate, as well as state taxes. Our effective income tax rate may fluctuate quarterly as a result of factors, including changes in our assessment of certain tax contingencies, valuation allowances, and changes in tax law.
We have deferred tax assets for federal, state, and international net operating loss carryforwards and state tax credits. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. The foreign net operating loss carryforwards, a portion of the state net operating loss carryforwards and a portion of state tax credits have a valuation reserve due to the uncertainty of realizing such carryforwards and credits in the future.
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $3.2 million at March 31, 2013 and $3.8 million at December 31, 2012. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

11. Stock-based compensation

During the three months ended March 31, 2013, we issued 11,618 shares of restricted stock and 37,039 stock appreciation rights with an aggregate grant date fair value of approximately $0.3 million and $0.2 million, respectively.
Stock-based compensation expense is allocated to expense categories on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended March 31,
(in thousands)	2013	2012
Included in cost of revenue:
Cost of subscriptions	$226	$181
Cost of services	844	492
Cost of maintenance	62	111
Total included in cost of revenue	1,132	784
Included in operating expenses:
Sales and marketing	698	417
Research and development	1,152	651
General and administrative	2,196	1,984
Total included in operating expenses	4,046	3,052
Total	$5,178	$3,836
12. Stockholders’ equity
Dividends
In February 2013, our Board of Directors approved an annual dividend of $0.48 per share and declared its first quarter dividend of $0.12 per share, which was paid on March 15, 2013 to stockholders of record on February 28, 2013.
In May 2013, our Board of Directors declared a second quarter dividend of $0.12 per share payable on June 14, 2013, to stockholders of record on May 28, 2013.
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

(in thousands)	Gains and losses on cash flow hedges	Foreign currency translation adjustment	Total
Balance at December 31, 2012	$(791)	$(1,182)	$(1,973)
Other comprehensive (loss) income before reclassifications	(71)	285	214
Amounts reclassified from accumulated other comprehensive loss to interest expense	190	—	190
Net current-period other comprehensive income	119	285	404
Balance at March 31, 2013	$(672)	$(897)	$(1,569)

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

13. Segment information
As of March 31, 2013, our reportable segments were as follows: the ECBU, the GMBU, the International Business Unit, or the IBU, and Target Analytics. Following is a description of each reportable segment:

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

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

We have recast our segment disclosures for the three months ended March 31, 2012, to present the reportable segments on a consistent basis with the current year. Summarized reportable segment financial results, were as follows:

	Three months ended March 31,
(in thousands)	2013	2012
Revenue by segment:
ECBU	$44,679	$33,841
GMBU	53,018	43,831
IBU	9,238	8,670
Target Analytics	8,668	8,364
Other(1)	20	—
Total revenue	$115,623	$94,706
Segment operating income(2):
ECBU	$23,642	$15,187
GMBU	32,176	26,059
IBU	624	361
Target Analytics	3,176	3,444
Other(1)	209	253
	59,827	45,304
Less:
Corporate unallocated costs(3)	43,857	34,240
Stock-based compensation costs	5,178	3,836
Amortization expense	6,198	1,976
Interest expense (income), net	1,677	144
Other expense (income), net	(103)	308
Income before provision for income taxes	$3,020	$4,800

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.

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
14. Restructuring
During 2012, in an effort to consolidate our operating locations, we decided not to renew our current lease for office space in San Diego, CA, which matures on June 30, 2013. As a result, we initiated a plan to transition most of our operations based in San Diego, CA to our Austin, TX location, which we expect to be completed by June 2013 when the lease matures.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The following table summarizes our restructuring costs related to our San Diego office transition as of March 31, 2013:

	Total costs expected to be incurred	Costs incurred during the three months ended	Cumulative costs incurred as of
(in thousands)		March 31, 2013
By component:
Employee severance and retention costs	$465	$41	$216
Employee relocation costs	265	34	34
	730	75	250
By reportable segment:
Other	$730	$75	$250
The change in our liability related to our San Diego office transition during the three months ended March 31, 2013, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2012			March 31, 2013
Employee severance and retention costs	$175	$41	$—	$216
Employee relocation costs	—	34	(34)	—
	$175	$75	$(34)	$216
In January 2013, we implemented a realignment of our workforce in response to changes in the nonprofit industry and global economy. The realignment included a reduction in workforce of approximately 130 positions. The cost associated with this realignment is expected to be incurred during 2013.
The following table summarizes our restructuring costs related to the reduction in workforce as of March 31, 2013:

	Total costs expected to be incurred	Costs incurred during the three months ended	Cumulative costs incurred as of
(in thousands)		March 31, 2013
By component:
Employee severance costs	$3,300	$3,135	$3,135
By reportable segment:
ECBU	$828	$828	$828
GMBU	290	290	290
Target Analytics	136	136	136
Other	2,046	1,881	1,881
	$3,300	$3,135	$3,135
The change in our liability related to the reduction in workforce during the three months ended March 31, 2013, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2012			March 31, 2013
Employee severance costs	$—	$3,135	$(2,822)	$313

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under “Safe Harbor Cautionary Statement” at the beginning of this report and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results. Except as required by law, we do not intend, and undertake no obligation to revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Executive summary
We provide on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of March 31, 2013, we had over 28,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare, as well as international foreign affairs.
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

In January 2013, we announced that our President and Chief Executive Officer would resign from the Company at the end of 2013, or earlier if a successor is appointed. Our board of directors has a search underway for his replacement.
We completed our acquisition of Convio in May 2012 for $335.7 million in consideration. We funded the acquisition through both cash on hand and borrowings under our amended credit facility. We have included the results of operations of Convio in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations when comparing 2013 to 2012. Because we have integrated a substantial amount of the Convio operations and have made product rationalization decisions, it is not possible to determine the revenue and operating costs attributable solely to the acquired business.
During the first quarter of 2013, we remained focused on:

•	executing on operational efficiencies and initiating investments in core back-office systems for future growth;

•	restructuring activities that included a realignment of our workforce, as well as the transition of our San Diego, California operations to our Austin, Texas location; and

•	continuing the shift in our offerings towards subscription-based pricing to meet the needs and preferences of our customers.
Overall, revenue in the first quarter of 2013 increased 22% compared to the same period in 2012. This increase was principally attributable to growth in our subscriptions revenue as a result of incremental revenue from Luminate Online, previously a Convio product, as well as the continued increase in demand for our subscription-based offerings as our business shifts towards subscription-based offerings. An increase in transaction fees associated with our payment processing services also contributed to the increase in subscription revenue. Services revenue also contributed to our revenue growth during the first quarter of 2013 primarily due to an increase in consulting and education services revenue. Consulting service revenue growth was driven by incremental revenue from Convio in addition to increases in revenue associated with implementation services of Blackbaud CRM arrangements. License revenue decreased in the first quarter of 2013 when compared to the same period in 2012 as a result of fewer sales of our Blackbaud CRM offering to large and/or strategic customers. The decrease in license revenue is also attributable to the shift in our business from perpetual licenses to subscription-based offerings.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Income from operations for the first quarter of 2013 decreased by $0.7 million when compared to the same period in 2012. The decrease was primarily attributable to (i) a $3.2 million increase in restructuring costs; (ii) a $2.8 million net increase in costs associated with our acquisition of Convio related to transaction and integration costs and amortization of acquired intangibles from business combinations; and (iii) our continued shift from a license-based model with upfront revenue recognition to a subscription-based model, which recognizes revenue ratably over the agreement term. These decreases in income from operations were partially offset by improved operational efficiencies as we integrated the Convio operations and a $1.5 million decrease in costs related to strategic investments we made in the first quarter of 2012 for our business optimization efforts and the re-engineering of our accounting processes.
We ended the first quarter of 2013 with cash and cash equivalents totaling $8.4 million and $211.0 million in outstanding borrowings on our credit facility. During the first three months of 2013, we generated $12.9 million in cash flow from operations, paid $5.5 million in dividends, used $6.3 million to purchase computer equipment and software and reduced our debt balance by $4.5 million.
During the first quarter of 2013, we continued to experience growth in overall revenue primarily driven by the growing demand for our subscription-based offerings and synergies from combining Blackbaud and Convio offerings. However, we continue to believe the pace and impact of economic recovery on the nonprofit market remains uncertain. Notwithstanding these conditions, we plan to further increase our focus on subscription-based offerings as we execute on our key growth initiatives and strengthen our leadership position, while achieving our targeted level of profitability. In the near term, we anticipate there will continue to be a dilutive impact on our profitability as we shift from a license-based model with upfront revenue recognition to a subscription-based model, which recognizes revenue ratably over the agreement term.
We also plan to continue to invest in our back-office processes, the infrastructure that supports our subscription-based offerings and certain product development initiatives to achieve optimal scalability of our operations as we execute on our key growth initiatives.
Comparison of the three months ended March 31, 2013 and 2012
Results of operations
We completed the acquisition of Convio on May 4, 2012. Because we have integrated a substantial amount of the Convio operations and have made product rationalization decisions, it is not possible to determine the revenue and operating costs attributable solely to the acquired business.
We have included the results of operations of Convio in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations when comparing 2013 to 2012. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations due to the inclusion of Convio.
Revenue
The table below compares revenue from our consolidated statements of comprehensive income for the three months ended March 31, 2013, with the same period in 2012.

	Three months ended March 31,
(in millions)	2013	2012	Change	% Change
License fees	$3.0	$7.2	$(4.2)	(58)%
Subscriptions	47.8	28.1	19.7	70%
Services	28.8	24.0	4.8	20%
Maintenance	34.1	33.5	0.6	2%
Other	1.9	1.9	—	—%
Total revenue	$115.6	$94.7	$20.9	22%

The increase in revenue in the first quarter of 2013 compared to the same period in 2012 was primarily attributable to growth in our subscriptions revenue as a result of an increase in demand for our online fundraising offerings, including Luminate Online, previously a Convio product. The increase in demand for our subscription offerings was primarily driven by the ongoing

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

evolution of our product offerings from a license-based to subscription-based model as we continue to experience a shift in our emerging and mid-sized customers’ buying preferences away from perpetual licenses towards hosted solutions. Also contributing to the growth in our subscription revenue was an increase in transaction fees associated with our payment processing services. The increase in maintenance revenue is attributable to maintaining high renewal rates, new maintenance contracts associated with new license agreements and increases in contracts with existing customers during the first quarter of 2013 when compared to the same period in 2012, partially offset by a reduction in revenue as a result of a change in presentation from gross to net revenue for certain third-party software arrangements that had a change in contractual terms. Services revenue grew during the first quarter of 2013 compared to the same period in 2012 principally as a result of the inclusion of Convio consulting services revenue. Also contributing to the growth in services revenue were increases in revenue associated with implementation services of Blackbaud CRM arrangements, as well as our education services. License revenue decreased in the first quarter of 2013 when compared to the same period in 2012 as a result of fewer sales of our Blackbaud CRM offering to large and/or strategic customers.
Operating results
License fees

	Three months ended March 31,
(in millions)	2013	2012	Change	% Change
License fees revenue	$3.0	$7.2	$(4.2)	(58)%
Cost of license fees	0.7	0.6	0.1	17%
License fees gross profit	$2.3	$6.6	$(4.3)	(65)%
License fees gross margin	77%	92%

We derive revenue from license fees from the sale of our software products under a perpetual license agreement. During the first quarter of 2013, revenue from license fees decreased as a result of fewer Blackbaud CRM sales when compared to the same period in 2012. Our larger perpetual license transactions have long sales cycles and their timing can result in significant period-to-period variations in revenue. We are increasingly experiencing a shift in our emerging and mid-sized customers’ buying preferences away from solutions offered under perpetual license arrangements towards subscription-based hosted applications, while our large and/or strategic customers continue to be an area of growth, particularly as it relates to our Blackbaud CRM offering to the higher education vertical.
Cost of license fees is principally comprised of third-party software royalties, variable reseller commissions, amortization of software development costs and amortization of intangibles from business combinations. Cost of license fees in the first quarter of 2013 compared to the same period in 2012 remained relatively unchanged.
The decrease in license fees gross margin in the first three months of 2013 is the result of fewer sales of Blackbaud CRM when compared to the same period in 2012.
Subscriptions

	Three months ended March 31,
(in millions)	2013	2012	Change	% Change
Subscriptions revenue	$47.8	$28.1	$19.7	70%
Cost of subscriptions	20.4	13.0	7.4	57%
Subscriptions gross profit	$27.4	$15.1	$12.3	81%
Subscriptions gross margin	57%	54%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, as well as variable transaction fees associated with the use of our products to fundraise online. We continue to experience growth in our hosted applications business and are increasingly experiencing a shift in our emerging and mid-sized customers’ buying preference away from perpetual licenses towards subscription-based offerings. We anticipate that there will continue to be a dilutive impact on our

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

profitability as we shift from a license-based model with upfront revenue recognition to a subscription-based model, which recognizes revenue ratably over the agreement term.

The increase in subscriptions revenue during the first quarter of 2013 compared to the same period in 2012 is principally attributable to an increase in demand for our online fundraising offerings, including Luminate Online, previously a Convio product. Also contributing to the growth in subscriptions revenue was an increase in transaction fees associated with our payment processing services.
Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions in the first quarter of 2013 compared to the same period in 2012 is principally attributable to increases in hosting costs, human resource costs and amortization of intangibles from business combinations.
Hosting costs and amortization of intangibles from business combinations increased by $1.6 million and $3.7 million, respectively, in the first quarter of 2013 compared to the same period in 2012 primarily as a result of incremental costs due to the inclusion of Convio. Human resource costs increased $0.8 million in the first quarter of 2013 compared to the same period in 2012 primarily as a result of an increase in headcount due to the inclusion of Convio.
The increase in subscriptions gross margin during the first quarter of 2013 compared to the same period in 2012 was primarily a result of the inclusion of Convio's subscription-based offerings which have historically yielded higher gross margins. Also contributing to the increase in subscriptions gross margin was an increase in transaction revenue associated with our payment processing services, which have also historically yielded higher gross margins than our other offerings.
Services

	Three months ended March 31,
(in millions)	2013	2012	Change	% Change
Services revenue	$28.8	$24.0	$4.8	20%
Cost of services	25.4	20.0	5.4	27%
Services gross profit	$3.4	$4.0	$(0.6)	(15)%
Services gross margin	12%	17%

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
The increase in services revenue during the first quarter of 2013 compared to the same period in 2012 is principally attributable to increases in consulting and education services revenue. Consulting services revenue increased primarily due to the inclusion of Convio. Also contributing to the growth in consulting services revenue was an increase in the effective rate we charge our customers which was driven by a decrease in the investment we are making in early adopters of Blackbaud CRM. The rates we charge for our education services have remained relatively constant year over year, as such, the increase in revenue is the result of an increase in volume. The volume of education services revenue increased due to higher demand for subscription-based training.
Cost of services is principally comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. The increase in cost of services in the first quarter of 2013 when compared to the same period in 2012 is primarily attributable to an increase

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

in human resource costs. Human resource costs increased $3.5 million in the first quarter of 2013 compared to the same period in 2012 as a result of an increase in headcount. The increase in headcount was primarily attributable to the inclusion of additional resources from Convio. Also contributing to the increase in cost of services for the first quarter of 2013 when compared to the same period in 2012 was a $0.8 million increase in allocated depreciation and facilities and IT support costs, which was due to both the inclusion of allocable costs from the Convio operations as well as investments we have made in our infrastructure to make our operations more scalable.
The services gross margin decreased in the first quarter of 2013 compared to the same period in 2012 primarily due to the inclusion of Convio's services offerings which have historically yielded lower gross margins. The increases in headcount and allocated costs discussed above also contributed to the decrease in services gross margin.
Maintenance

	Three months ended March 31,
(in millions)	2013	2012	Change	% Change
Maintenance revenue	$34.1	$33.5	$0.6	2%
Cost of maintenance	5.9	6.0	(0.1)	(2)%
Maintenance gross profit	$28.2	$27.5	$0.7	3%
Maintenance gross margin	83%	82%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue in the first quarter of 2013 compared the same period in 2012 is principally comprised of (i) $2.7 million of maintenance from new customers associated with new license agreements and increases in contracts with existing customers and (ii) $1.0 million from maintenance contract inflationary rate adjustments, partially offset by (iii) $2.5 million from maintenance contracts that were not renewed and reductions in contracts with existing customers and (iv) $0.6 million decrease in maintenance revenue attributable to a change in presentation from gross to net of revenue and costs for certain third-party software arrangements that had a change in contractual terms. The net revenue attributable to these third-party software arrangements has been included in "Other revenue" for 2013.
Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. Cost of maintenance decreased during the first quarter of 2013 when compared to the same period in 2012 as a result of a decrease in proprietary software costs. The decrease in proprietary software costs is attributable to a change in presentation from gross to net of revenue and costs for certain third-party software arrangements that had a change in contractual terms.
Other revenue

	Three months ended March 31,
(in millions)	2013	2012	Change	% Change
Other revenue	$1.9	$1.9	$—	—%
Cost of other revenue	1.2	1.5	(0.3)	(20)%
Other gross profit	$0.7	$0.4	$0.3	75%
Other gross margin	37%	21%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees. Other revenue during the first quarter of 2013 compared to the same period in 2012 remained relatively unchanged.
Cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. Cost of other revenue decreased during the first quarter of 2013

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

compared to the same period in 2012 primarily due to less reimbursable expenses related to services provided at customer locations.
Other gross margin increased in the first quarter of 2013 when compared to the same period in 2012 primarily due to the an increase in third-party software fees.
Operating expenses
Sales and marketing

	Three months ended March 31,
(in millions)	2013	2012	Change	% Change
Sales and marketing expense	$24.4	$20.4	$4.0	20%
% of revenue	21%	22%

Sales and marketing expense includes salaries and related human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

Sales and marketing expense increased in the first quarter of 2013 compared to the same period in 2012 primarily due to increases in human resource costs of $2.8 million. Human resource costs increased primarily due to the inclusion of additional headcount from Convio. Also contributing to the increase in sales and marketing expense was an increase of $0.6 in allocated depreciation facilities and IT support costs, which resulted from both the inclusion of allocable costs from the Convio operations as well as investments we have made in our infrastructure to make our operations more scalable.
Research and development

	Three months ended March 31,
(in millions)	2013	2012	Change	% Change
Research and development expense	$16.4	$13.3	$3.1	23%
% of revenue	14%	14%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products, and allocated depreciation, facilities and IT support costs.

Research and development expense increased during the first quarter of 2013 compared to the same period in 2012 primarily due to increased human resource costs of $3.4 million. Human resource costs increased primarily due to the inclusion of additional headcount from Convio, partially offset by an increase of $0.8 million in the amount of software development costs that were capitalized. Contributing to the increase research and development expense was an increase of $0.8 in allocated depreciation, facilities and IT support costs, which resulted from both the inclusion of allocable costs from the Convio operations as well as investments we have made in our infrastructure to make our operations more scalable. The increases in human resource costs and allocated costs were partially offset by a $0.9 million decrease in third-party contractor expenses during the first quarter of 2013 when compared to the same period in 2012. Third-party contractor expenses decreased primarily as a result of a one-time investment to improve certain product offerings during the first quarter of 2012.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

General and administrative

	Three months ended March 31,
(in millions)	2013	2012	Change	% Change
General and administrative expense	$12.7	$14.5	$(1.8)	(12)%
% of revenue	11%	15%

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

General and administrative expense decreased during the first quarter of 2013 compared to the same period in 2012 primarily due to decreases in acquisition transaction costs and professional fees partially offset by increases in human resource costs and acquisition integration costs. Acquisition transaction costs associated with our acquisition of Convio decreased $2.2 million during the first quarter of 2013 compared to the same period in 2012. Professional fees decreased $1.5 million during the first quarter of 2013 primarily due to strategic investments made in our business optimization efforts and the re-engineering of our accounting processes during the first quarter of 2012 that did not recur in the first quarter of 2013. Human resource costs and Convio-related acquisition integration costs increased $1.8 million and $0.8 million, respectively, during the first quarter of 2013 compared to the same period in 2012. Excluding the increase in human resource costs attributable to additional headcount from Convio, an increase in accrued bonus costs during the first quarter of 2013 compared to the same period in 2012 also contributed to the increase in human resource costs.
Restructuring
Restructuring costs consist primarily of one-time severance and termination benefits associated with the realignment of our workforce in response to changes in the nonprofit industry and global economy, as well as the move of our San Diego, California operations to our Austin, Texas location. We expect to incur a total of $3.8 million in before-tax restructuring costs during 2013 related to these activities. We had no restructuring activities during the first quarter of 2012.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Non-GAAP income from operations
The operating results analyzed below are presented on a non-GAAP basis in that the results exclude the impact of (i) the writedown of Convio's deferred revenue balance, (ii) stock-based compensation expense, (iii) amortization expense, (iv) acquisition integration costs, (v) restructuring costs, (vi) CEO severance, and (vii) acquisition-related expenses. We believe that the exclusion of these amounts allows us and investors to better understand our operating expenses and cash needs, particularly when evaluating current performance against prior periods.

	Three months ended March 31,
(in millions)	2013	2012	Change	% Change
GAAP income from operations	$4.6	$5.3	$(0.7)	(13)%

Non-GAAP adjustments:
Add: Convio deferred revenue writedown	0.6	—	0.6	100%
Add: Stock-based compensation expense	5.2	3.8	1.4	37%
Add: Amortization of intangibles from business combinations	6.2	2.0	4.2	210%
Add: Acquisition integration costs	0.8	—	0.8	100%
Add: Restructuring costs	3.2	—	3.2	100%
Add: CEO severance	0.3	—	0.3	100%
Add: Acquisition-related expenses	—	2.2	(2.2)	(100)%
Total Non-GAAP adjustments	16.3	8.0	8.3	104%
Non-GAAP income from operations	$20.9	$13.3	$7.6	57%
Non-GAAP operating margin	18%	14%

The increases in non-GAAP income from operations and non-GAAP operating margin during the first quarter of 2013 compared to the same period in 2012 were principally due to (i) cost synergies realized from our improved operational efficiencies as we integrated the Convio operations; (ii) the inclusion of Convio's subscription-based offerings which have historically yielded higher gross margins; and (iii) an increase in demand for our online fundraising offerings and our payment processing services, which have also historically yielded higher gross margins. Contributing to these increases were strategic investments made for our business optimization efforts and the re-engineering of our accounting processes during the first quarter of 2012 that did not recur in the first quarter of 2013.
Interest expense
Interest expense increased $1.5 million during the first quarter of 2013 compared to the same period in 2012. This increase in interest expense is directly related to the borrowings we incurred to fund our acquisition of Convio in May 2012.
Income tax provision
Our effective tax rate, including the effects of period-specific events, was:

	Three months ended March 31,
	2013	2012
Effective tax rate	11.7%	42.5%
The decrease in the effective tax rate during the three months ended March 31, 2013 compared to the same period in 2012 is primarily due an increase in the benefit from research and development credits and a decrease in nondeductible acquisition costs. The research and development credits were reinstated in January 2013 with retrospective application to the 2012 tax year. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to research and development tax credits, which were partially offset by foreign loss jurisdictions where we have determined a valuation allowance is appropriate, as well as state taxes. Our effective income tax rate may fluctuate quarterly as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, and changes in tax law.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

We have deferred tax assets for federal, state, and international net operating loss carryforwards and state tax credits. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. The foreign net operating loss carryforwards, a portion of the state net operating loss carryforwards and a portion of state tax credits have a valuation reserve due to the uncertainty of realizing such carryforwards and credits in the future.
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $3.2 million at March 31, 2013 and $3.8 million at December 31, 2012. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
Liquidity and capital resources
At March 31, 2013, cash and cash equivalents totaled $8.4 million, compared to $13.5 million at December 31, 2012. The $5.1 million decrease in cash and cash equivalents during the first three months of 2013 is principally attributable to the payment of dividends of $5.5 million, the purchase of computer equipment and software of $6.3 million, a net reduction in debt of $4.5 million, partially offset by cash generated from operations of $12.9 million.
Our principal source of liquidity is our operating cash flow, which depends on continued customer renewal of our maintenance, support and subscription agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures, meet our debt obligations and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock.
We have drawn on our credit facility from time to time to help us meet financial needs, such as business acquisitions and purchases of common stock under our repurchase program. In February 2012, we amended and restated our credit facility to increase the available borrowing capacity to $325.0 million. The amended credit facility matures in February 2017. We believe our credit facility will provide us with sufficient flexibility to meet our future financial needs. At March 31, 2013, we had $211.0 million of outstanding borrowings under our credit facility. Our average daily borrowings outstanding were $208.3 million during the first quarter of 2013.
Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of March 31, 2013
Leverage Ratio	< 3.00 to 1.0	2.07 to 1.00
Interest Coverage Ratio	> 3.50 to 1.0	14.38 to 1.00
Under our credit facility, we also have restrictions on the maximum amount of annual capital expenditures, our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit facility, and (2) we must be in compliance with the leverage ratio set forth in the credit agreement. At March 31, 2013, we were in compliance with all debt covenants under our credit facility.
At March 31, 2013, our total cash and cash equivalents balance includes approximately $5.2 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next 12 months, if we need these funds, we would be required to accrue and pay taxes to repatriate the funds. Our current plans anticipate repatriating undistributed earnings in Canada. We currently do not anticipate a need to repatriate our other cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $12.9 million increased by $9.0 million during the first three months of 2013 when compared to the same period in 2012 primarily due to an increase in earnings as adjusted for non-cash transactions. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities and deferred revenue. Cash flow from operations associated with working capital remained relatively unchanged in the first three months of 2013 when compared to the same period in 2012.
Investing cash flow
The increase in cash used for investing activities during the first three months of 2013 compared to the same period in 2012 is due to an increase in investments in acquired companies and an increase in capitalized software development costs. Additionally, we spent $6.3 million on computer equipment and software associated with the infrastructure that supports our subscription-based offerings.
Financing cash flow
During the first three months of 2013, we had a net reduction in debt of $4.5 million. We paid dividends of $5.5 million, which was relatively consistent with the amount paid in 2012.
Commitments and contingencies
As of March 31, 2013, we had future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating leases	$94.6	$10.6	$19.5	$17.4	$47.1
Debt and interest(1)	230.4	15.6	40.0	174.8	—
Total	$325.0	$26.2	$59.5	$192.2	$47.1

(1)
Included in the table above is $19.4 million of interest. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions used in the above table.

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
We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total remaining minimum purchase commitments under these arrangements at March 31, 2013, were approximately $3.8 million through 2015. We incurred expense under these arrangements of $0.6 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.
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

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Foreign currency exchange rates
Approximately 13% of our total net revenue for the three months ended March 31, 2013 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $0.9 million and $1.2 million at March 31, 2013 and December 31, 2012, respectively.
The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During the first quarter of 2013, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates has had a material impact on our consolidated results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.
Item 3. Quantitative and qualitative disclosures about market risk
We have market rate sensitivity for interest rates and foreign currency exchange rates. Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments. Due to the nature of our debt, we have concluded that we face no material market risk exposure as of March 31, 2013. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.
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

Blackbaud, Inc.

PART II. OTHER INFORMATION

Item 2. Unregistered sales of equity securities and use of proceeds
The following table provides information about shares of common stock repurchased during the three months ended March 31, 2013. All of these were common stock withheld by us to satisfy minimum tax obligations of employees due upon vesting of restricted stock.

Period	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, January 1, 2013			$50,000
January 1, 2013 through January 31, 2013	5,085	$25.02	$50,000
February 1, 2013 through February 28, 2013	21,047	$27.44	$50,000
March 1, 2013 through March 31, 2013	4,326	$30.23	$50,000
Total	30,458	$27.43	$50,000

Item 6. Exhibits

Exhibits:

10.67	Letter Agreement entered into as of January 24, 2013, by and between Blackbaud, Inc. and Marc. Chardon.

10.68	Form of Management Transition Retention Agreement between Blackbaud, Inc. and each of Anthony W. Boor, Charles T. Cumbaa, Jana B. Eggers, Kevin W. Mooney and Joseph D. Moye.

10.69	Management Transition Retention Agreement between Blackbaud, Inc. and Bradley J. Holman.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

BLACKBAUD, INC.

Date:	May 7, 2013	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date:	May 7, 2013	By:	/s/ Anthony W. Boor
Anthony W. Boor
Senior Vice President and Chief Financial Officer