Form 10-K/A
period 2012-12-31
BLACKBAUD INC
filed 2013-06-21
CIK 1280058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2012 (based on the closing sale price of $25.67 on that date), was approximately $870,484,845. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of February 12, 2013 was 45,630,704.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders currently scheduled to be held June 19, 2013 are incorporated by reference into Part III hereof.

Explanatory Note

On February 27, 2013, Blackbaud, Inc. (“Blackbaud”) filed its Annual Report on Form 10-K (the “Original Report”) for the fiscal year ended December 31, 2012. This Amendment No. 1 on Form 10-K/A amends the Original Report in order to amend “Item 9A Controls and Procedures” to include Management’s report on internal control over financial reporting for the fiscal year ended December 31, 2012 which was inadvertently excluded from the Original Report. The Original Report is not being amended or updated in any other manner.

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

Changes in internal control over financial reporting

In connection with the acquisition of Convio, we performed certain due diligence procedures related to Convio’s financial reporting and disclosure controls. As part of the ongoing integration, we will continue to assess the overall control environment of this business. No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Item 15. Exhibits and financial statement schedules

(a) Financial statements

The following statements were filed as part of the Annual Report on Form 10-K amended by this report, and located at the pages in the Form 10-K indicated:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements thereto.

(b) Exhibits

See the Index to Exhibits attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC
Signed: June 21, 2013	/S/ MARC E. CHARDON
President and Chief Executive Officer

EXHIBIT INDEX

				Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.1		Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1

2.2		Stock Purchase Agreement dated January 16, 2007 by and among Target Software, Inc., Target Analysis Group, Inc., all of the stockholders of Target Software, Inc. and Target Analysis Group, Inc., Charles Longfield, as stockholder representative, and Blackbaud, Inc.	8-K	1/18/2007	2.2

2.3		Agreement and Plan of Merger dated as of May 29, 2008 by and among Blackbaud, Inc., Eucalyptus Acquisition Corporation and Kintera, Inc.	8-K	5/30/2008	2.3

2.4		Share Purchase Agreement dated as of April 29, 2009 between RLC Group B.V., as the Seller, and Blackbaud, Inc., as the Purchaser	10-Q	8/7/2009	10.42

2.5	*	Stock Purchase Agreement dated as of February 1, 2011 by and among Public Interest Data, Inc., all for the stockholders of Public Interest Data, Inc., Stephen W. Zautke, as stockholder representative and Blackbaud, Inc.	10-Q	5/10/2011	2.3

2.6		Agreement and Plan of Merger dated as of January 16, 2012 by and among Blackbaud, Inc., Caribou Acquisition Corporation and Convio, Inc.	8-K	1/17/2012	2.4

2.7		Stock Purchase Agreement dated as of October 6, 2011 by and among Everyday Hero Pty. Ltd., all of the stockholders of Everyday Hero Pty. Ltd., Nathan Betteridge as stockholder representative and Blackbaud Pacific Pty. Ltd.	10-K	2/29/2012	2.7

3.4		Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009

3.5		Amended and Restated Bylaws of Blackbaud, Inc.	8-K	3/22/2011	3.4

10.5		Trademark License and Promotional Agreement dated as of October 13, 1999 between Blackbaud, Inc. and Charleston Battery, Inc.	S-1	2/20/2004	10.5

10.6		Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1/A	4/6/2004	10.6

10.8		Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1/A	4/6/2004	10.8

10.20		Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	6/20/2006	10.20

10.26		Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.26

10.27		Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.27

10.33		Blackbaud, Inc. 2008 Equity Incentive Plan	DEF 14A	4/29/2008

10.34		Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.34

10.35	Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.35

10.36	Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.36

10.37	Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.2

10.38	Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.3

10.39	Form of Retention Agreement	10-Q	11/10/2008	10.37

10.40	Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/2008	10.37

10.41	Blackbaud, Inc. 2009 Equity Compensation Plan for Employees from Acquired Companies	S-8	7/2/2009	10.41

10.43	Amended and Restated Employment and Noncompetition Agreement dated January 28, 2010 between Blackbaud, Inc. and Marc Chardon	8-K	2/1/2010	10.43

10.44	Credit Agreement dated as of June 17, 2011 by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	6/23/2011	10.44

10.45	Guaranty Agreement dated as of June 17, 2011, by certain subsidiaries of Blackbaud, Inc., as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent	8-K	6/23/2011	10.45

10.46	Pledge Agreement dated as of June 17, 2011 by Blackbaud, Inc. and certain subsidiaries of Blackbaud, Inc. in favor of Wells Fargo Bank, National Association, as Administrative Agent for the ratable benefit of itself and the lenders referred to therein	8-K	6/23/2011	10.46

10.47	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Tim Williams	10-Q	11/8/2011	10.47

10.48	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Louis Attanasi	10-Q	11/8/2011	10.48

10.49	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Charlie Cumbaa	10-Q	11/8/2011	10.49

10.50	Employment Agreement dated June 25, 2008 between Blackbaud, Inc. and Kevin Mooney	10-Q	11/8/2011	10.50

10.51	Amendment No. 1 to the Amended and Restated Employment and Noncompetition Agreement dated December 13, 2011 between Blackbaud, Inc. and Marc Chardon	8-K	12/16/2011	10.51

10.52	Form of Tender and Support Agreement by and among Blackbaud, Inc. and certain stockholders of Convio, Inc.	8-K	1/17/2012	10.52

10.53		Amended and Restated Credit Agreement dated as of February 9, 2012 by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and an Issuing Lender, SunTrust Bank, as Syndication Agent, and Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, with J.P. Morgan Securities LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners	8-K	2/15/2012	10.53

10.54		Amended and Restated Pledge Agreement dated as of February 9, 2012 by Blackbaud, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the ratable benefit of itself and the lenders referred to therein	8-K	2/15/2012	10.54

10.55		Employment Agreement dated November 14, 2011 between Blackbaud, Inc. and Anthony W. Boor	10-K	2/29/2012	10.55

10.56		Services Agreement dated November 11, 2011 between Blackbaud, Inc. and Timothy V. Williams	10-K	2/29/2012	10.56

10.57		Employment Agreement dated November 16, 2010 between Blackbaud, Inc. and Jana B. Eggers	10-K	2/29/2012	10.57

10.58		Guaranty Agreement dated as of May 4, 2012, by certain subsidiaries of Blackbaud, Inc., as Guarantors, in favor of JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	5/7/2012	10.58

10.59	***	Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements	S-1/A	3/19/2010	10.1

10.60	***	Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger)	8-K	2/28/2011	10.1

10.61	***	Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement	8-K	2/28/2011	10.2

10.62	***	Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements	S-1	1/22/2010	10.2

10.63		Blackbaud, Inc. 2008 Equity Incentive Plan, as amended	8-K	6/26/2012	10.59

10.64		Amendment to the Blackbaud, Inc. 2008 Equity Incentive Plan	8-K	6/26/2012	10.60

10.65		Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor, Charles T. Cumbaa, Jana B. Eggers, Kevin W. Mooney and Joseph D. Moye	10-K	2/27/2013	10.65

21.1		Subsidiaries of Blackbaud, Inc.	10-K	2/27/2013	21.1

23.1		Consent of Independent Registered Public Accounting Firm	10-K	2/27/2013	23.1

31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS****	XBRL Instance Document	10-K	2/27/2013	101.INS

101.SCH****	XBRL Taxonomy Extension Schema Document	10-K	2/27/2013	101.SCH

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	2/27/2013	101.CAL

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document	10-K	2/27/2013	101.DEF

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document	10-K	2/27/2013	101.LAB

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	2/27/2013	101.PRE

*	The registrant has applied for an extension of the confidential treatment it was previously granted with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.
**	The Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder (“Kintera 2000 Plan Documents”) and the Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder (“Kintera 2003 Plan Documents”) were filed by Kintera in its Form 10-K/A on March 26, 2008 as Exhibits 10.2 and 10.3, respectively. We assumed the Kintera 2000 Plan Documents and Kintera 2003 Plan Documents when we acquired Kintera in July 2008. We filed the Kintera 2000 Plan Documents and Kintera 2003 Plan Documents by incorporation by reference as exhibits 10.37 and 10.38, respectively, in our Form S-8 on August 4, 2008.
***	The Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements thereunder (“Convio 2009 Original Plan Documents”) and the Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements thereunder (“Convio 1999 Plan Documents”) were filed by Convio in its Forms S-1/A and S-1, filed March 19, 2010 and January 22, 2010 as exhibits 10.1 and 10.2, respectively. The Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger) and Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement were filed by Convio in its Form 8-K on February 28, 2011 as exhibits 10.1 and 10.2 (together with the Convio 2009 Original Plan Documents, the “Convio 2009 Plan Documents”). We assumed the Convio 2009 Plan Documents and Convio 1999 Plan Documents when we acquired Convio in May 2012. We filed the Convio 2009 Plan Documents and Convio 1999 Plan Documents by incorporation by reference as exhibits 10.59, 10.60, 10.61 and 10.62 in our Form S-8 on May 7, 2012.
****	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that Section, and shall not be part of any registration statement or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.