Form 10-Q
period 2013-06-30
BLACKBAUD INC
filed 2013-08-09
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
YES  ☐  NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of July 25, 2013 was 45,749,899.

BLACKBAUD, INC.

Safe Harbor Cautionary Statement
This Quarterly Report on Form 10-Q, including the section titled “Management's discussion and analysis of financial condition and results of operations” in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, our ability to successfully integrate acquired businesses and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock-based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “likely,” “will,” “should,” “believes,” “estimates,” “seeks,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause actual results to differ materially from our expectations expressed in the report include: general economic risks; lengthy sales and implementation cycles, particularly in larger organizations; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; management of integration of recently acquired companies and other risks associated with acquisitions; the ability to attract and retain key personnel; risks associated with successful implementation of multiple integrated software products; risks related to our dividend policy and stock repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by our credit facility; risks associated with management of growth; technological changes that make our products and services less competitive; and the other risk factors set forth from time to time in our SEC filings. Factors that could cause or contribute to such differences include, but are not limited to, those summarized under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2012, and our quarterly reports on Forms 10-Q. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we do not intend, and undertake no obligation to revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I- FINANCIAL INFORMATION
Item 1.        Financial Statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$7,300	$13,491
Donor restricted cash	27,054	68,177
Accounts receivable, net of allowance of $7,542 and $8,546 at June 30, 2013 and December 31, 2012, respectively	85,749	75,692
Prepaid expenses and other current assets	32,205	40,589
Deferred tax asset, current portion	12,973	15,799
Total current assets	165,281	213,748
Property and equipment, net	49,802	49,063
Goodwill	264,454	265,055
Intangible assets, net	155,746	168,037
Other assets	17,894	9,844
Total assets	$653,177	$705,747
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,725	$13,623
Accrued expenses and other current liabilities	47,046	45,996
Donations payable	27,054	68,177
Debt, current portion	11,250	10,000
Deferred revenue, current portion	180,932	173,899
Total current liabilities	272,007	311,695
Debt, net of current portion	184,250	205,500
Deferred tax liability	27,291	24,468
Deferred revenue, net of current portion	10,608	11,119
Other liabilities	5,632	5,281
Total liabilities	499,788	558,063
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 55,062,141 and 54,859,604 shares issued at June 30, 2013 and December 31, 2012, respectively	55	55
Additional paid-in capital	213,707	203,638
Treasury stock, at cost; 9,318,148 and 9,209,371 shares at June 30, 2013 and December 31, 2012, respectively	(174,206)	(170,898)
Accumulated other comprehensive loss	(1,406)	(1,973)
Retained earnings	115,239	116,862
Total stockholders’ equity	153,389	147,684
Total liabilities and stockholders’ equity	$653,177	$705,747
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of comprehensive income
(Unaudited)

(in thousands, except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue
License fees	$5,990	$4,521	$8,970	$11,689
Subscriptions	51,964	37,923	99,720	65,985
Services	31,368	31,790	60,206	55,748
Maintenance	34,122	33,880	68,270	67,446
Other revenue	2,024	2,076	3,925	4,028
Total revenue	125,468	110,190	241,091	204,896
Cost of revenue
Cost of license fees	643	821	1,368	1,434
Cost of subscriptions	21,605	16,561	41,988	29,535
Cost of services	26,503	25,299	51,902	45,341
Cost of maintenance	6,561	6,178	12,435	12,155
Cost of other revenue	1,301	1,646	2,498	3,115
Total cost of revenue	56,613	50,505	110,191	91,580
Gross profit	68,855	59,685	130,900	113,316
Operating expenses
Sales and marketing	24,423	24,223	48,815	44,600
Research and development	16,483	14,856	32,912	28,160
General and administrative	12,849	21,753	25,591	36,254
Restructuring	146	—	3,356	—
Amortization	636	530	1,314	727
Impairment of cost method investment	—	200	—	200
Total operating expenses	54,537	61,562	111,988	109,941
Income (loss) from operations	14,318	(1,877)	18,912	3,375
Interest income	20	33	37	80
Interest expense	(1,497)	(1,462)	(3,191)	(1,653)
Other expense, net	(309)	(140)	(206)	(448)
Income (loss) before provision for income taxes	12,532	(3,446)	15,552	1,354
Income tax provision (benefit)	5,909	(1,175)	6,263	866
Net income (loss)	$6,623	$(2,271)	$9,289	$488
Earnings (loss) per share
Basic	$0.15	$(0.05)	$0.21	$0.01
Diluted	$0.15	$(0.05)	$0.21	$0.01
Common shares and equivalents outstanding
Basic weighted average shares	44,538,444	44,112,905	44,506,157	44,023,650
Diluted weighted average shares	45,349,666	44,112,905	45,190,158	44,659,678
Dividends per share	$0.12	$0.12	$0.24	$0.24

Other comprehensive income (loss)
Foreign currency translation adjustment	(266)	(168)	19	111
Unrealized gain (loss) on derivative instruments, net of tax	429	(564)	548	(564)
Total other comprehensive income (loss)	163	(732)	567	(453)
Comprehensive income (loss)	$6,786	$(3,003)	$9,856	$35
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities
Net income	$9,289	$488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,135	12,223
Provision for doubtful accounts and sales returns	1,246	2,511
Stock-based compensation expense	9,895	9,624
Excess tax benefits from stock-based compensation	—	(340)
Deferred taxes	4,933	464
Impairment of cost method investment	—	200
Other non-cash adjustments	838	177
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	(11,966)	(16,135)
Prepaid expenses and other assets	8,319	(7,268)
Trade accounts payable	(4,586)	643
Accrued expenses and other liabilities	(9,731)	(4,692)
Donor restricted cash	41,505	21,868
Donations payable	(41,505)	(21,868)
Deferred revenue	8,100	13,054
Net cash provided by operating activities	37,472	10,949
Cash flows from investing activities
Purchase of property and equipment	(10,068)	(11,568)
Purchase of net assets of acquired companies, net of cash acquired	(876)	(280,095)
Capitalized software development costs	(1,643)	(235)
Net cash used in investing activities	(12,587)	(291,898)
Cash flows from financing activities
Proceeds from issuance of debt	27,900	312,000
Payments on debt	(47,900)	(52,400)
Payments of deferred financing costs	—	(2,440)
Proceeds from exercise of stock options	221	2,984
Excess tax benefits from stock-based compensation	—	340
Dividend payments to stockholders	(10,959)	(10,830)
Net cash provided by (used in) financing activities	(30,738)	249,654
Effect of exchange rate on cash and cash equivalents	(338)	(33)
Net decrease in cash and cash equivalents	(6,191)	(31,328)
Cash and cash equivalents, beginning of period	13,491	52,520
Cash and cash equivalents, end of period	$7,300	$21,192
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity
(Unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2011	53,959,532	$54	$175,401	$(166,226)	$(1,148)	$131,921	$140,002
Net income	—	—	—	—	—	6,583	6,583
Payment of dividends	—	—	—	—	—	(21,731)	(21,731)
Exercise of stock options, stock appreciation rights and restricted stock units	355,180	—	3,146	—	—	—	3,146
Surrender of 189,547 shares upon restricted stock and restricted stock unit vesting and exercise of stock appreciation rights	—	—	—	(4,672)	—	—	(4,672)
Tax impact of exercise of equity-based compensation	—	—	81	—	—	—	81
Stock-based compensation	—	—	19,151	—	—	89	19,240
Equity-based awards assumed in business combination	—	—	5,859	—	—	—	5,859
Restricted stock grants	687,652	1	—	—	—	—	1
Restricted stock cancellations	(142,760)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(825)	—	(825)
Balance at December 31, 2012	54,859,604	$55	$203,638	$(170,898)	$(1,973)	$116,862	$147,684
Net income	—	—	—	—	—	9,289	9,289
Payment of dividends	—	—	—	—	—	(10,959)	(10,959)
Exercise of stock options, stock appreciation rights and restricted stock units	274,658	—	221	—	—	—	221
Surrender of 108,777 shares upon restricted stock and restricted stock unit vesting and exercise of stock appreciation rights	—	—	—	(3,308)	—	—	(3,308)
Stock-based compensation	—	—	9,848	—	—	47	9,895
Restricted stock grants	21,023	—	—	—	—	—	—
Restricted stock cancellations	(93,144)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	567	—	567
Balance at June 30, 2013	55,062,141	$55	$213,707	$(174,206)	$(1,406)	$115,239	$153,389

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We provide on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of June 30, 2013, we had over 28,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare, as well as international foreign affairs.
2. Summary of significant accounting policies
Unaudited interim consolidated financial statements
The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, and other forms filed with the SEC from time to time.
Basis of consolidation
The consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Deferred revenue
To the extent that our customers are billed for the above described services in advance of delivery, we record such amounts in deferred revenue.
Goodwill
The change in goodwill for each reportable segment during the six months ended June 30, 2013, consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Target Analytics	Other	Total
Balance at December 31, 2012	$148,322	$75,149	$6,311	$33,177	$2,096	$265,055
Additions related to business combinations	—	—	413	—	—	413
Adjustments related to prior year business combinations	(494)	(193)	—	—	—	(687)
Effect of foreign currency translation	—	—	(327)	—	—	(327)
Balance at June 30, 2013	$147,828	$74,956	$6,397	$33,177	$2,096	$264,454

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Amortization expense
Amortization expense related to finite-lived intangible assets acquired in business combinations is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on the revenue stream to which the asset contributes and the nature of the intangible asset. The following table summarizes amortization expense for:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Included in cost of revenue:
Cost of license fees	$126	$124	$247	$247
Cost of subscriptions	4,678	2,706	9,312	3,688
Cost of services	633	468	1,266	879
Cost of maintenance	114	250	228	494
Cost of other revenue	19	19	37	38
Total included in cost of revenue	5,570	3,567	11,090	5,346
Included in operating expenses	636	530	1,314	727
Total	$6,206	$4,097	$12,404	$6,073

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of June 30, 2013:

Year ending December 31,	Amortization
(in thousands)	expense
2013 - remaining	$12,195
2014	22,588
2015	22,214
2016	21,807
2017	19,492
Total	$98,296

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

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Recently issued accounting pronouncements
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We do not anticipate any material impact from the adoption of ASU 2013-11.
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
The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

(in thousands)
Net working capital, excluding deferred revenue	$57,062
Property and equipment	6,591
Other long term assets	75
Deferred revenue	(7,847)
Deferred tax liability	(33,181)
Intangible assets and liabilities	139,650
Goodwill	173,324
$335,674

The estimated fair value of accounts receivable acquired approximates the contractual value of $12.8 million. The goodwill recognized is attributable primarily to the assembled workforce of Convio and the opportunities for expected synergies. None of the goodwill arising in the acquisition is deductible for income tax purposes. The estimated amount of goodwill assigned to the Enterprise Customer Business Unit and the General Markets Business Unit reporting segments was $124.8 million, and $48.5 million, respectively.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Revenue	$125,468	$118,789	$241,091	$234,364
Net income (loss)	$6,623	$(1,914)	$9,289	$(5,979)
Basic earnings (loss) per share	$0.15	$(0.04)	$0.21	$(0.14)
Diluted earnings (loss) per share	$0.15	$(0.04)	$0.21	$(0.14)
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

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2013	2012	2013	2012
Numerator:
Net income (loss), as reported	$6,623	$(2,271)	$9,289	$488
Denominator:
Weighted average common shares	44,538,444	44,112,905	44,506,157	44,023,650
Add effect of dilutive securities:
Employee equity-based compensation	811,222	—	684,001	636,028
Weighted average common shares assuming dilution	45,349,666	44,112,905	45,190,158	44,659,678
Earnings (loss) per share:
Basic	$0.15	$(0.05)	$0.21	$0.01
Diluted	$0.15	$(0.05)	$0.21	$0.01

The following shares and potential shares underlying stock-based awards were not included in diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Shares excluded from calculations of diluted earnings (loss) per share	54,222	753,365	105,339	75,399
5. Prepaid expenses and other assets
Prepaid expenses and other assets consisted of the following as of:

(in thousands)	June 30, 2013	December 31, 2012
Deferred sales commissions	$19,023	$18,142
Prepaid software maintenance	8,595	5,530
Taxes, prepaid and receivable	992	7,398
Deferred professional services costs	8,055	8,057
Other assets	13,434	11,306
Total prepaid expenses and other assets	50,099	50,433
Less: Long-term portion	17,894	9,844
Total prepaid expenses and other current assets	$32,205	$40,589

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

6. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following as of:

(in thousands)	June 30, 2013	December 31, 2012
Taxes payable	$6,147	$7,607
Accrued commissions and salaries	5,883	5,905
Accrued bonuses	8,363	11,966
Customer credit balances	2,576	4,577
Accrued software and maintenance	9,501	3,875
Unrecognized tax benefit	4,124	3,846
Other liabilities	16,084	13,501
Total accrued expenses and other liabilities	52,678	51,277
Less: Long-term portion	5,632	5,281
Total accrued expenses and other current liabilities	$47,046	$45,996
7. Debt
Credit facility
We have a five-year $325.0 million credit facility which includes the following facilities: (i) a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans, and (ii) a delayed draw term loan. The credit facility is secured by the stock and limited liability company interests of certain of our subsidiaries and is guaranteed by our material domestic subsidiaries.
Amounts borrowed under the dollar tranche revolving credit loans and delayed draw term loans under the credit facility bear interest at a rate per annum equal to, at our option, (a) Base Rate equal to the highest of (i) the prime rate, (ii) federal funds rate plus 0.50% and (iii) one month LIBOR plus 1%, in addition to a margin of 0.25% to 1.25%, or (b) LIBOR rate plus a margin of 1.25% to 2.25%. Swingline loans bear interest at a rate per annum equal to the Base Rate plus a margin of 0.25% to 1.25% or such other rate agreed to between the Swingline lender and us. Designated currency tranche revolving credit loans bear interest at a rate per annum equal to the LIBOR rate plus a margin of 1.25% to 2.25%. The exact amount of any margin depends on the nature of the loan and our leverage ratio.
We also pay a quarterly commitment fee on the unused portion of the revolving credit facility from 0.20% to 0.35% per annum, depending on our leverage ratio. At June 30, 2013, the commitment fee was 0.28%.
The term loans under our credit facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the credit facility in February 2017. We evaluate the classification of our debt based on the required annual maturities of our credit facility.
The credit facility includes financial covenants related to the leverage ratio and interest ratio, as well as restrictions on the maximum amount of annual capital expenditures, our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At June 30, 2013, we were in compliance with our debt covenants under the credit facility.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The following table summarizes our debt balances and the related effective interest rate which includes our interest cost incurred and the effect of interest rate swap agreements.

	Debt balance at		Effective interest rate at
(in thousands, except percentages)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Credit facility:
Revolving credit loans	$108,000	$123,000	2.21%	2.68%
Term loans	87,500	92,500	2.64%	3.14%
Total debt	195,500	215,500	2.40%	2.88%
Less: Debt, current portion	11,250	10,000	2.64%	3.14%
Debt, net of current portion	$184,250	$205,500	2.38%	2.86%
We believe the carrying amount of our credit facility approximates its fair value at June 30, 2013 and December 31, 2012, due to the variable rate nature of the debt. As LIBOR rates are observable at commonly quoted intervals, it is classified within Level 2 of the fair value hierarchy.
As of June 30, 2013, the required annual maturities related to our credit facility were as follows:

Year ending December 31, (in thousands)	Annual maturities
2013 - remaining	$5,000
2014	13,750
2015	15,000
2016	15,000
2017	146,750
Total required maturities	$195,500
Deferred financing costs
In February 2012, we amended and restated our credit facility to increase our borrowing capacity. In connection with our amended and restated credit facility we paid $2.4 million of financing costs. These costs together with a portion of the unamortized financing costs from our previous credit facility are being amortized over the term of the new facility. As of June 30, 2013 and December 31, 2012, deferred financing costs totaling $2.2 million and $2.5 million, respectively, are included in other assets on the consolidated balance sheet.
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
The fair values of our derivative instruments were as follows as of:

		Liability fair value at
(in thousands)	Balance sheet location	June 30, 2013	December 31, 2012
Derivative instruments designated as hedging instruments:
Interest rate swaps	Other liabilities	$399	$1,296
Total derivative instruments designated as hedging instruments		$399	$1,296
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Loss recognized in accumulated other comprehensive loss as of	Location of loss reclassified from accumulated other comprehensive loss into income	Amount reclassified from accumulated other comprehensive loss into income
	June 30, 2013		Three months ended June 30,	Six months ended June 30,
(in thousands)			2013	2013
Interest rate swaps	$399	Interest expense	$200	$389

	June 30, 2012		Three months ended June 30,	Six months ended June 30,
			2012	2012
Interest rate swaps	$925	Interest expense	$64	$64
We recognize income tax expense or benefit within accumulated other comprehensive loss each reporting period based on the change in fair value of our derivative instruments. The income tax expense recognized in accumulated other comprehensive loss was $0.3 million and $0.4 million for the three and six months ended June 30, 2013. The income tax benefit recognized in accumulated other comprehensive loss was $0.4 million for the three and six months ended June 30, 2012. There was no ineffective portion of our interest rate swaps during the three and six months ended months ended June 30, 2013 and June 30, 2012.
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
With our acquisition of Convio, we assumed a lease for office space in Austin, Texas which terminates on September 30, 2023, and has two five-year renewal options. Under the terms of the lease, we will increase our leased space by approximately 20,000 square feet on July 31, 2016. The current annual base rent of the lease is $2.2 million. The terms of the agreement include a rent holiday during the first year and base rent that escalates annually thereafter between 2% and 4%. The related rent expense is recorded on a straight-line basis over the length of the lease term. We have a standby letter of credit of $2.0 million for a security deposit for this lease.
We have provisions in our leases for our headquarters facility and office space in Austin, Texas that entitle us to leasehold improvement allowances of $4.0 million and $3.3 million, respectively. These amounts will be recorded as a reduction to rent expense ratably over the terms of the leases. Rent expense was reduced related to these lease provisions by $0.2 million and $0.3 million, during the three and six months ended June 30, 2013, respectively, and by $0.1 million during the three and six months ended June 30, 2012. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.
Additionally, we have subleased a portion of our facilities under various agreements extending through 2013. The reduction in rent expense related to these agreements during the three and six months ended June 30, 2013 was not material to the consolidated statements of comprehensive income. Rent expense was reduced by $0.1 million and $0.2 million related to these agreements during the three and six months ended June 30, 2012, respectively.
We have also received, and expect to receive through 2016, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.3 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively and $1.0 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively. Total rent expense was $2.4 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively and $4.5 million and $3.1 million for the six months ended June 30, 2013 and 2012, respectively.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Additionally, we lease various office space and equipment under operating leases. We also have various non-cancelable capital leases for computer equipment and furniture that are not significant.
As of June 30, 2013, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31,	Operating
(in thousands)	leases
2013 – remaining	$4,528
2014	10,133
2015	9,940
2016	9,602
2017	9,659
Thereafter	50,604
Total minimum lease payments	$94,466
Other commitments
We utilize third-party relationships in conjunction with our products and services, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. As of June 30, 2013, the remaining aggregate minimum purchase commitment under these arrangements is approximately $15.4 million through 2016. We incurred expense under these arrangements of $0.7 million and $0.9 million for the three and six months ended June 30, 2013.
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
10. Income taxes
Our effective tax rate, including the effects of period-specific events, was:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Effective tax rate	47.2%	34.1%	40.3%	64.0%
The increase in the effective tax rate during the three months ended June 30, 2013 compared to the same period in 2012 is primarily due to an increase in the proportional earnings during the three months ended June 30, 2013 as compared to the same period in 2012 relative to the estimated full year earnings for the respective periods. The estimated annual effective tax rate at June 30, 2013 and 2012 was relatively unchanged.
The decrease in the effective tax rate during the six months ended June 30, 2013 compared to the same period in 2012 is primarily due to an increase in the benefit from research and development credits and a decrease in nondeductible acquisition costs, partially offset by an increase in pretax income. The research and development credits were reinstated in January 2013 with retrospective application to the 2012 tax year. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to research and development tax credits, which were partially offset by foreign loss jurisdictions where we have determined a valuation allowance is appropriate, as well as state taxes. Our effective income tax rate may fluctuate quarterly as a result of factors, including changes in our assessment of certain tax contingencies, valuation allowances, and changes in tax law.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $4.1 million at June 30, 2013 and $3.8 million at December 31, 2012. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
11. Stock-based compensation

The following table summarizes stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Included in cost of revenue:
Cost of subscriptions	$189	$245	$415	$426
Cost of services	593	565	1,436	1,057
Cost of maintenance	194	89	256	200
Total included in cost of revenue	976	899	2,107	1,683
Included in operating expenses:
Sales and marketing	545	603	1,243	1,020
Research and development	1,062	847	2,215	1,498
General and administrative	2,134	3,439	4,330	5,423
Total included in operating expenses	3,741	4,889	7,788	7,941
Total	$4,717	$5,788	$9,895	$9,624
12. Stockholders’ equity
Dividends
In February 2013, our Board of Directors approved an annual dividend of $0.48 per share. The following table provides information with respect to quarterly dividends paid on common stock during the six months ended June 30, 2013.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2013	$0.12	February 28	March 15
May 2013	$0.12	May 28	June 14
In August 2013, our Board of Directors declared a third quarter dividend of $0.12 per share payable on September 13, 2013, to stockholders of record on August 28, 2013.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

(in thousands)	Gains and losses on cash flow hedges	Foreign currency translation adjustment	Total
Balance at December 31, 2012	$(791)	$(1,182)	$(1,973)
Other comprehensive income before reclassifications	159	19	178
Amounts reclassified from accumulated other comprehensive loss to interest expense	389	—	389
Net current-period other comprehensive income	548	19	567
Balance at June 30, 2013	$(243)	$(1,163)	$(1,406)
13. Segment information
As of June 30, 2013, our reportable segments were the Enterprise Customer Business Unit, or the ECBU, the General Markets Business Unit, or the GMBU, the International Business Unit, or the IBU, and Target Analytics. Following is a description of each reportable segment:

•	The ECBU is focused on marketing, sales, delivery and support to large and/or strategic customers, specifically identified prospects and customers in North America;

•	The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America;

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America; and

•	Target Analytics is primarily focused on marketing, sales and delivery of analytic services to all prospects and customers in North America.
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

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

We have recast our segment disclosures for the three and six months ended June 30, 2012, to present them on a consistent basis with the current year due to a change in our methodology for allocating expenses to our reportable segments. Summarized reportable segment financial results, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue by segment:
ECBU	$49,275	$41,649	$93,954	$75,491
GMBU	55,924	49,703	108,942	93,534
IBU	10,788	10,330	20,026	19,000
Target Analytics	9,458	8,497	18,126	16,860
Other(1)	23	11	43	11
Total revenue	$125,468	$110,190	$241,091	$204,896
Segment operating income(2):
ECBU	$26,496	$16,608	$50,138	$31,795
GMBU	33,371	29,807	65,546	55,866
IBU	2,614	1,781	3,238	2,143
Target Analytics	3,735	3,509	6,911	6,953
Other(1)	80	32	291	284
	66,296	51,737	126,124	97,041
Less:
Corporate unallocated costs(3)	41,055	43,729	84,913	77,969
Stock-based compensation costs	4,717	5,788	9,895	9,624
Amortization expense	6,206	4,097	12,404	6,073
Interest expense, net	1,477	1,429	3,154	1,573
Other expense, net	309	140	206	448
Income (loss) before provision for income taxes	$12,532	$(3,446)	$15,552	$1,354

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.

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
14. Restructuring
During 2012, in an effort to consolidate our operating locations, we decided not to renew our current lease for office space in San Diego, CA, which matured on June 30, 2013. As a result, we initiated a plan to transition most of our operations based in San Diego, CA to our Austin, TX location, which we substantially completed in June 2013 when the lease matured.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The following table summarizes our restructuring costs related to our San Diego office transition as of June 30, 2013:

	Total costs expected to be incurred	Costs incurred during the three months ended	Costs incurred during the six months ended	Cumulative costs incurred as of
(in thousands)		June 30, 2013
By component:
Employee severance and retention costs	$337	$79	$120	$295
Employee relocation costs	212	42	76	76
	549	121	196	371
By reportable segment:
Other	$549	$121	$196	$371
The change in our liability related to our San Diego office transition during the six months ended June 30, 2013, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2012			June 30, 2013
Employee severance and retention costs	$175	$120	$(251)	$44
Employee relocation costs	—	76	(76)	—
	$175	$196	$(327)	$44
In January 2013, we implemented a realignment of our workforce in response to changes in the nonprofit industry and global economy. The realignment included a reduction in workforce of approximately 135 positions. The cost associated with this realignment was substantially incurred during the first six months of 2013.
The following table summarizes our restructuring costs related to the reduction in workforce as of June 30, 2013:

	Total costs expected to be incurred	Costs incurred during the three months ended	Costs incurred during the six months ended	Cumulative costs incurred as of
(in thousands)		June 30, 2013
By component:
Employee severance costs	$3,200	$25	$3,160	$3,160
By reportable segment:
ECBU	$828	$—	$828	$828
GMBU	290	—	290	290
Target Analytics	136	—	136	136
Other	1,946	25	1,906	1,906
	$3,200	$25	$3,160	$3,160
The change in our liability related to the reduction in workforce during the six months ended June 30, 2013, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2012			June 30, 2013
Employee severance costs	$—	$3,160	$(3,108)	$52

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
Executive summary
We provide on-premise and cloud-based software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of June 30, 2013, we had over 28,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare, as well as international foreign affairs.
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
We completed our acquisition of Convio in May 2012 for $335.7 million in consideration. We have included the results of operations of Convio in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations between 2013 and 2012. Because we have integrated a substantial amount of the Convio operations and have made product rationalization decisions, it is not possible to determine the revenue and operating costs attributable solely to the acquired business.
During the second quarter of 2013, we remained focused on:

•	executing on operational efficiencies and initiating investments to simplify, standardize and automate core back-office systems for future growth;

•	developing the Raiser's Edge/Luminate Online and CRM/Luminate Online product integrations as well as other product roadmap initiatives; and

•	continuing the shift in our go-to-market strategy towards subscription-based offerings to meet the needs and preferences of our customers.
Overall, revenue in the second quarter of 2013 and the first six months of 2013 increased 14% and 18% compared to the same periods in 2012, respectively. These increases were principally the result of growth in our subscriptions revenue from Luminate Online, previously a Convio product, as well as the continued increase in demand for our online and hosted solutions as our business shifts towards subscription-based offerings. Transaction fees associated with our payment processing services also contributed to the increase in subscription revenue. Services revenue increased during the first six months of 2013 primarily due to growth in consulting service revenue, driven by inclusion of Convio. License revenue increased in the second quarter of 2013 when compared to the same period in 2012 as a result of a larger number of sales of our Blackbaud CRM offering to large and/or strategic customers. However, license revenue decreased during the first six months of 2013 compared to the same period in 2012 as a result of a smaller contribution of revenue from our Blackbaud CRM offerings as well as the continued shift in our business from perpetual licenses to subscription-based offerings.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Income from operations for the second quarter of 2013 and the first six months of 2013 increased by $16.2 million and $15.5 million when compared to the same periods in 2012, respectively. The increase in income from operations was primarily attributable to (i) a net decrease of $6.3 million and $3.3 million in costs associated with our acquisition of Convio related to transaction and integration costs and amortization of acquired intangibles; (ii) the inclusion of Convio's subscription-based offerings which have historically yielded higher gross margins; (iii) an increase in demand for our online fundraising offerings and our payment processing services, which have also historically yielded higher gross margins; (iv) a $0.8 million and $2.6 million decrease in costs related to strategic investments we made in the first six months of 2012 for our business optimization efforts and the re-engineering of our accounting processes; and (v) a reduction in costs from improved operational efficiencies as we integrated the Convio operations. These items were partially offset by an increase of $0.6 million and $1.2 million in costs associated with our CEO search and CEO severance.
We ended the second quarter of 2013 with cash and cash equivalents totaling $7.3 million and $195.5 million in outstanding borrowings on our credit facility. During the first six months of 2013, we generated $37.5 million in cash flow from operations, paid $11.0 million in dividends, used $10.1 million to purchase computer equipment and software and reduced our debt balance by $20.0 million.
During the second quarter of 2013, we continued to experience growth in overall revenue primarily driven by the inclusion of Convio's product offerings and the growing demand for our subscription-based offerings. However, we continue to believe the pace and impact of economic recovery on the nonprofit market remains uncertain. Notwithstanding these conditions, we plan to further increase our focus on subscription-based offerings as we execute on our key growth initiatives and strengthen our leadership position, while achieving our targeted level of profitability. In the near term, we anticipate there will continue to be a dilutive impact on our profitability as we shift from a license-based model with upfront revenue recognition to a subscription-based model, which recognizes revenue ratably over the agreement term.
We also plan to continue to invest in our back-office processes, the infrastructure that supports our subscription-based offerings and certain product development initiatives to achieve optimal scalability of our operations as we execute on our key growth initiatives.
Comparison of the three and six months ended June 30, 2013 and 2012
Results of operations
We completed the acquisition of Convio on May 4, 2012. Because we have integrated a substantial amount of the Convio operations and have made product rationalization decisions, it is not possible to determine the revenue and operating costs attributable solely to the acquired business.
We have included the results of operations of Convio in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations between 2013 and 2012. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations due to the inclusion of Convio.
Revenue by segment
The table below compares revenue by segment from our consolidated statements of comprehensive income for the three and six months ended June 30, 2013, with the same periods in 2012.

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
ECBU	$49.3	$41.7	$7.6	18%	$94.0	$75.5	$18.5	25%
GMBU	55.9	49.7	6.2	12%	108.9	93.5	15.4	16%
IBU	10.8	10.3	0.5	5%	20.0	19.0	1.0	5%
Target Analytics	9.5	8.5	1.0	12%	18.1	16.9	1.2	7%
Other	—	—	—	—%	—	—	—	—%
Total revenue	$125.5	$110.2	$15.3	14%	$241.0	$204.9	$36.1	18%

The increases in revenue for ECBU and GMBU during the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012 were primarily attributable to growth in subscriptions revenue as a result of the inclusion of Luminate

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Online, previously a Convio product, and an increase in transaction fees associated with our payment processing services. Also contributing to the growth in GMBU revenue was the continued increase in demand for our online and hosted solutions as our business shifts towards subscription-based offerings. ECBU revenue during the second quarter of 2013 also benefited from an increase in sales of our Blackbaud CRM offering to large and/or strategic customers when compared to the same period in 2012.

IBU revenue increased during the second quarter of 2013 and the first six months of 2013 compared with the same periods in 2012 primarily due to incremental subscriptions revenue. The growth in IBU subscriptions revenue was primarily attributable to an increase in demand for our online and hosted fundraising solutions as well as an increase in variable transaction fees associated with the use of our products to fundraise online.

Target Analytics revenue growth during the second quarter of 2013 and the first six months of 2013 compared with the same periods in 2012 was primarily the result of an increase in demand for our prospect research offerings and improved sales execution driven by our new sales leadership team.
Operating results
License fees

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
License fees revenue	$6.0	$4.5	$1.5	33%	$9.0	$11.7	$(2.7)	(23)%
Cost of license fees	0.6	0.8	(0.2)	(25)%	1.4	1.4	—	—%
License fees gross profit	$5.4	$3.7	$1.7	46%	$7.6	$10.3	$(2.7)	(26)%
License fees gross margin	90%	82%			84%	88%

We derive license fees revenue from the sale of our software products under a perpetual license agreement. During the second quarter of 2013, revenue from license fees increased primarily due to a greater number of Blackbaud CRM sales when compared to the same period in 2012. During the first six months of 2013, revenue from license fees decreased as a result of a smaller contribution of revenue from our Blackbaud CRM and Raiser's Edge offerings when compared to the same period in 2012. Our larger perpetual license transactions, such as those for Blackbaud CRM, have long sales cycles and their timing can result in significant period-to-period variations in revenue. Additionally, we continue to experience a shift in our emerging and mid-sized customers’ buying preferences away from solutions offered under perpetual license arrangements towards subscription-based hosted applications.
Cost of license fees is principally comprised of third-party software royalties, variable reseller commissions, amortization of software development costs and amortization of intangibles from business combinations. The decrease in cost of license fees in the second quarter of 2013 when compared to the same period in 2012 is principally attributable to a decrease in third-party software royalties. Third-party software royalties associated with our license-based products have decreased as the demand for our perpetual license arrangements that have third-party software associated with them has decreased. Cost of license fees in the first six months of 2013 compared to the same period in 2012 remained unchanged.
The increase in license fees gross margin in the second quarter of 2013 when compared to the same period in 2012 was principally due to a greater number of Blackbaud CRM sales while the costs associated with those sales were relatively unchanged.
The decrease in license fees gross margin in the first six months of 2013 is the result of a smaller contribution of revenue from our Blackbaud CRM and Raiser's Edge offerings when compared to the same period in 2012 while costs were relatively unchanged.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Subscriptions

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Subscriptions revenue	$52.0	$37.9	$14.1	37%	$99.7	$66.0	$33.7	51%
Cost of subscriptions	21.6	16.6	5.0	30%	42.0	29.5	12.5	42%
Subscriptions gross profit	$30.4	$21.3	$9.1	43%	$57.7	$36.5	$21.2	58%
Subscriptions gross margin	58%	56%			58%	55%

Revenue from subscriptions is principally comprised of revenue from providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, as well as variable transaction fees associated with the use of our products to fundraise online. We continue to experience growth in our hosted applications business and are experiencing a shift in our emerging and mid-sized customers’ buying preference away from perpetual licenses towards subscription-based offerings. We anticipate that there will continue to be a dilutive impact on our profitability as we shift from a license-based model with upfront revenue recognition to a subscription-based model, which recognizes revenue ratably over the agreement term.

The increase in subscriptions revenue during the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012 is principally attributable to an increase in demand for our online fundraising offerings, including Luminate Online, previously a Convio product. Also contributing to the growth in subscriptions revenue was an increase in fees associated with our payment processing services driven by an increase in the volume of transactions processed.
Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions in the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012 is principally attributable to increases in hosting costs, amortization of intangibles from business combinations, human resource costs and allocated depreciation, facilities and IT support costs.
Hosting costs increased by $1.1 million and $2.7 million in the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012, respectively. Amortization of intangibles from business combinations increased by $2.0 million and $5.6 million in the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012, respectively. Allocated depreciation, facilities and IT support costs increased by $1.0 million and $2.0 million in the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012, respectively. The increases in hosting costs, amortization of intangibles from business combinations and allocated depreciation, facilities and IT support costs were primarily a result of incremental costs due to the inclusion of Convio. Contributing to the increases in hosting and other allocated costs were investments made to support anticipated growth in our subscription-based offerings.
Human resource costs increased $1.0 million and $1.8 million in the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012, respectively. Human resource costs increased primarily as a result of an increase in headcount due to the inclusion of Convio.
The increase in subscriptions gross margin during the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012 was primarily a result of the inclusion of Convio's subscription-based offerings which have historically yielded higher gross margins than our historical products. Historically, Convio subscriptions gross margins were approximately 80% as compared to our subscriptions gross margins of approximately 63%. Also contributing to the increase in subscriptions gross margin was an increase in transaction revenue associated with our payment processing services, which have also historically yielded higher gross margins than our other offerings.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Services

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Services revenue	$31.4	$31.8	$(0.4)	(1)%	$60.2	$55.8	$4.4	8%
Cost of services	26.5	25.3	1.2	5%	51.9	45.3	6.6	15%
Services gross profit	$4.9	$6.5	$(1.6)	(25)%	$8.3	$10.5	$(2.2)	(21)%
Services gross margin	16%	20%			14%	19%

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
The decrease in services revenue during the second quarter of 2013 compared to the same period in 2012 is attributable to a decrease of $1.5 million in consulting services revenue, partially offset by increases in analytic services and education services revenue of $0.8 million and $0.3 million respectively. Consulting services revenue decreased primarily due to the recognition of $1.7 million of revenue during the second quarter of 2012 associated with Blackbaud CRM implementation services provided in prior periods that had been deferred due to delayed billing terms. Implementations on our larger perpetual license transactions such as those for Blackbaud CRM can take an extended period of time, which can result in significant period-to-period variations in revenue if a portion of the fees is subject to delayed billing terms. The rates we charge for our analytic and education services have remained relatively constant year over year, as such, the increases in revenue are the result of increases in volume. Analytic services revenue increased primarily due to an increase in demand for our prospect research offerings and improved sales execution driven by our new sales leadership team. The volume of education services revenue increased due to higher demand for subscription-based training.
The increase in services revenue during the first six months of 2013 compared to the same period in 2012 is attributable to increases in consulting, analytic and education services revenue of $2.6 million, $1.0 and $0.8 million, respectively. Consulting services revenue increased primarily due to the inclusion of Convio. The rates we charge for our analytic and education services have remained relatively constant year over year, as such, the increases in revenue are the result of increases in volume. Analytic services revenue increased primarily due to an increase in demand for our prospect research offerings and improved sales execution driven by our new sales leadership team. The volume of education services revenue increased due to higher demand for subscription-based training.
Cost of services is principally comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. The increase in cost of services in the second quarter of 2013 when compared to the same period in 2012 is primarily attributable to an increase in human resource costs. Human resource costs increased $1.2 million in the second quarter of 2013 compared to the same period in 2012 primarily as a result of an increase in headcount, accrued bonus costs and merit-based salary increases. The increase in headcount was primarily attributable to the inclusion of additional resources from Convio. Accrued bonus costs increased due to the timing of achieving certain performance metrics.
The increase in cost of services in the first six months of 2013 when compared to the same period in 2012 is primarily attributable to an increase in human resource costs, amortization of intangibles from business combinations and allocated depreciation, facilities and IT support costs. Human resource costs increased $4.4 million in the first six months of 2013 compared to the same period in 2012 primarily as a result of an increase in headcount, accrued bonus costs and merit-based salary increases. The increase in headcount was primarily attributable to the inclusion of additional resources from Convio. Accrued bonus costs increased due to the timing of achieving certain performance metrics. Allocated depreciation and facilities and IT support costs increased $1.0 million due to the inclusion of allocable costs from the Convio operations as well as

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

investments we have made in our infrastructure to make our operations more scalable. Amortization of intangibles from business combinations increased $0.4 million due to the inclusion of Convio.
Services gross margin decreased in the second quarter of 2013 compared to the same period in 2012 primarily due to an increase in human resource costs and a decrease services revenue. Services gross margin decreased during the first six months of 2013 compared to the same period in 2012 primarily due to increases in human resource costs, amortization of intangibles from business combinations and allocated costs outpacing the growth of services revenue.
Maintenance

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Maintenance revenue	$34.1	$33.9	$0.2	1%	$68.3	$67.4	$0.9	1%
Cost of maintenance	6.6	6.2	0.4	6%	12.4	12.2	0.2	2%
Maintenance gross profit	$27.5	$27.7	$(0.2)	(1)%	$55.9	$55.2	$0.7	1%
Maintenance gross margin	81%	82%			82%	82%

Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. The increase in maintenance revenue in the second quarter of 2013 compared to the same period in 2012 is principally comprised of (i) $2.3 million of maintenance from new customers associated with new license agreements and increases in contracts with existing customers and (ii) approximately $1.0 million from maintenance contract inflationary rate adjustments, partially offset by (iii) $2.5 million from maintenance contracts that were not renewed and reductions in contracts with existing customers and (iv) a $0.5 million decrease in maintenance revenue attributable to a change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had a change in contractual terms. The net revenue attributable to these third-party software arrangements has been included in "Other revenue" for 2013.

The increase in maintenance revenue in the first six months of 2013 compared to the same period in 2012 is principally comprised of (i) $5.0 million of maintenance with new customers associated with new license agreements and increases in contracts with existing customers and (ii) approximately $2.1 million from maintenance contract inflationary rate adjustments, partially offset by (iii) $5.1 million from maintenance contracts that were not renewed and reductions in contracts with existing customers and (iv) $1.0 million decrease in maintenance revenue attributable to a change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had a change in contractual terms. The net revenue attributable to these third-party software arrangements has been included in "Other revenue" for 2013.
Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. Cost of maintenance increased during the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012 primarily due to increases in human resource costs and allocated depreciation, facilities and IT support costs, partially offset by a decrease in proprietary software costs. The increase in human resource costs resulted from an increase in headcount due to the additional resources needed to support customers using our fundraising offerings. The decrease in proprietary software costs is primarily attributable to a change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had a change in contractual terms.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Other revenue

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Other revenue	$2.0	$2.1	$(0.1)	(5)%	$3.9	$4.0	$(0.1)	(3)%
Cost of other revenue	1.3	1.6	(0.3)	(19)%	2.5	3.1	(0.6)	(19)%
Other gross profit	$0.7	$0.5	$0.2	40%	$1.4	$0.9	$0.5	56%
Other gross margin	35%	24%			36%	23%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees. Other revenue during the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012 remained relatively unchanged.
Cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. Cost of other revenue decreased during the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012 primarily due to fewer reimbursable expenses related to services provided at customer locations.
Other gross margin increased in the second quarter of 2013 and the first six months of 2013 when compared to the same periods in 2012 primarily due to an increase in third-party software referral fees attributable to a change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had a change in contractual terms.
Operating expenses
Sales and marketing

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Sales and marketing expense	$24.4	$24.2	$0.2	1%	$48.8	$44.6	$4.2	9%
% of revenue	19%	22%			20%	22%

Sales and marketing expense includes salaries and related human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

Sales and marketing expense increased in the second quarter of 2013 compared to the same period in 2012 primarily due to a $0.4 million increase in allocated depreciation, facilities and IT support costs, partially offset by a $0.3 million decrease in human resource costs. The increase in allocated depreciation, facilities and IT support costs resulted from both the inclusion of allocable costs from the Convio operations as well as investments we have made in our infrastructure to make our operations more scalable. The decrease in human resource costs is primarily due to a reduction in headcount from a realignment of our workforce.

Sales and marketing expense increased in the first six months of 2013 compared to the same period in 2012 primarily due to a $2.2 million increase in human resource costs, a $1.4 million increase in allocated depreciation, facilities and IT support costs and a $0.5 million increase in costs for other marketing expenses. The increase in human resource costs was primarily due to an increase in allocated benefits cost. Allocated benefits cost increased due to a change in allocation methodology. The increase in allocated depreciation, facilities and IT support costs resulted from both the inclusion of allocable costs from the Convio operations as well as investments we have made in our infrastructure to make our operations more scalable. Other marketing expenses increased as a result of the inclusion of expenses from the Convio operations as well as increased investment in selling and marketing programs to support our offerings.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Research and development

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Research and development expense	$16.5	$14.9	$1.6	11%	$32.9	$28.2	$4.7	17%
% of revenue	13%	14%			14%	14%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products, and allocated depreciation, facilities and IT support costs.

Research and development expense increased during the second quarter of 2013 compared to the same period in 2012 primarily due to increased human resource costs of $1.9 million. Human resource costs increased primarily due to an increase in accrued bonus costs, partially offset by an increase in the amount of software development costs that were capitalized. Accrued bonus costs increased due to the timing of achieving certain performance metrics.

Research and development expense increased during the first six months of 2013 compared to the same period in 2012 primarily due increased human resource costs of $4.8 million. Human resource costs increased primarily due to the inclusion of additional headcount from Convio and an increase in accrued bonus costs, partially offset by an increase in the amount of software development costs that were capitalized. Accrued bonus costs increased due to the timing of achieving certain performance metrics.

General and administrative

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
General and administrative expense	$12.9	$21.8	$(8.9)	(41)%	$25.6	$36.3	$(10.7)	(29)%
% of revenue	10%	20%			11%	18%

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

General and administrative expense decreased during the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012 primarily due to decreases in acquisition-related costs and professional fees partially offset by an increase in human resource costs and costs associated with the replacement of our CEO. Acquisition-related costs associated with our acquisition of Convio decreased $8.5 million and $9.9 million during the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012, respectively. Professional fees decreased $0.8 million and $2.6 million during the second quarter of 2013 and the first six months of 2013, respectively. The decrease in professional fees was primarily due to strategic investments made in our business optimization efforts and the re-engineering of our accounting processes during the second quarter of 2012 and the first six months of 2012 that did not recur in the same periods in 2013. Human resource costs increased $1.4 million and $3.0 million during the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012, respectively. The increase in human resource costs was primarily attributable to additional headcount from Convio and an increase in accrued bonus costs. Accrued bonus costs increased due to the timing of achieving certain performance metrics. We have incurred $0.6 million and $1.2 million in costs during the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012, respectively, associated with our CEO search and CEO severance.
Restructuring
Restructuring costs consist primarily of one-time severance and termination benefits associated with the realignment of our workforce in response to changes in the nonprofit industry and global economy, as well as the move of our San Diego, California operations to our Austin, Texas location. During the six months ended June 30, 2013, we incurred $3.4 million in

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

before-tax restructuring charges related to these activities. We expect to incur an additional $0.2 million in restructuring costs during remainder of 2013. We had no restructuring activities during the first six months of 2012.
Non-GAAP income from operations
The operating results analyzed below are presented on a non-GAAP basis. We use non-GAAP income from operations internally in analyzing our operational performance. We exclude the impact of (i) the writedown of Convio's deferred revenue balance, (ii) stock-based compensation expense, (iii) amortization expense, (iv) acquisition integration costs, (v) restructuring costs, (vi) CEO severance, (vii) acquisition-related expenses, (viii) impairment of cost method investment, and (ix) a write-off of proprietary software licenses in determining non-GAAP operating income. We exclude these cash and non-cash expenses from non-GAAP income because they are not directly related to our operating performance in any particular period, but are for our long-term benefit over multiple periods. We believe that this non-GAAP measure reflects our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business.

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
GAAP income from operations	$14.3	$(1.9)	$16.2	(853)%	$18.9	$3.4	$15.5	456%

Non-GAAP adjustments:
Add: Convio deferred revenue writedown	0.3	3.5	(3.2)	(91)%	0.9	3.5	(2.6)	(74)%
Add: Stock-based compensation expense	4.7	5.8	(1.1)	(19)%	9.9	9.6	0.3	3%
Add: Amortization of intangibles from business combinations	6.2	4.1	2.1	51%	12.4	6.1	6.3	103%
Add: Acquisition integration costs	0.4	3.0	(2.6)	(87)%	1.2	3.0	(1.8)	(60)%
Add: Restructuring costs	0.2	—	0.2	100%	3.4	—	3.4	100%
Add: CEO Severance	0.3	—	0.3	100%	0.6	—	0.6	100%
Add: Acquisition-related expenses	—	4.2	(4.2)	(100)%	—	6.4	(6.4)	(100)%
Add: Impairment of cost method investment	—	0.2	(0.2)	(100)%		0.2	(0.2)	(100)%
Add: Write-off of prepaid proprietary software licenses	—	0.4	(0.4)	(100)%	—	0.4	(0.4)	(100)%
Total Non-GAAP adjustments	12.1	21.2	(9.1)	(43)%	28.4	29.2	(0.8)	(3)%
Non-GAAP income from operations	$26.4	$19.3	$7.1	37%	$47.3	$32.6	$14.7	45%
Non-GAAP operating margin	21%	18%			20%	16%

The increases in non-GAAP income from operations and non-GAAP operating margin during the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012 were principally due to (i) the inclusion of Convio's subscription-based offerings which have historically yielded higher gross margins; (ii) an increase in demand for our online fundraising offerings and our payment processing services, which have also historically yielded higher gross margins; and (iii) cost synergies realized from our improved operational efficiencies as we integrated the Convio operations. Contributing to these increases were strategic investments made for our business optimization efforts and the re-engineering of our accounting processes during the first six months of 2012 that did not recur in the same period in 2013.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(in millions)	Timing of recognition	June 30, 2013	December 31, 2012	Change	% Change
Maintenance	Over the term of the agreement, generally one year	$84.6	$81.7	$2.9	4%
Subscriptions	Over the term of the agreement, generally one to three years	69.0	65.9	3.1	5%
Services	As services are delivered	37.3	36.9	0.4	1%
License fees and other	Upon delivery of the product or service	0.6	0.5	0.1	20%
Total deferred revenue		191.5	185.0	6.5	4%
Less: Long-term portion		(10.6)	(11.1)	0.5	(5)%
Current portion		$180.9	$173.9	$7.0	4%
To the extent that our customers are billed for our products and services in advance of delivery, we record such amounts in deferred revenue. Deferred revenue attributable to maintenance and subscriptions increased during the first six months of 2013 primarily as a result of an increase in billings for maintenance and subscriptions renewals. We generally invoice our maintenance and subscription customers in annual cycles. Growth in deferred revenue from services during the first six months of 2013 was mostly due to an increase in sales volume of our education services. The increase in deferred revenue from license fees and other was attributable to an increase in registration fees for our annual user conference.
Interest expense
Interest expense during the second quarter of 2013 compared to the same period in 2012 remained relatively unchanged. Interest expense increased $1.5 million during the first six months of 2013 compared to the same period in 2012. This increase in interest expense is directly related to the borrowings we incurred to fund our acquisition of Convio in May 2012.
Income tax provision
Our effective tax rate, including the effects of period-specific events, was:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Effective tax rate	47.2%	34.1%	40.3%	64.0%
The increase in the effective tax rate during the three months ended June 30, 2013 compared to the same period in 2012 is primarily due to an increase in the proportional earnings during the three months ended June 30, 2013 as compared to the same period in 2012 relative to the estimated full year earnings for the respective periods. The estimated annual effective tax rate at June 30, 2013 and 2012 was relatively unchanged.
The decrease in the effective tax rate during the six months ended June 30, 2013 compared to the same period in 2012 is primarily due to an increase in the benefit from research and development credits and a decrease in nondeductible acquisition costs, partially offset by an increase in pretax income. The research and development credits were reinstated in January 2013 with retrospective application to the 2012 tax year. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to research and development tax credits, which were partially offset by foreign loss jurisdictions where we have determined a valuation allowance is appropriate, as well as state taxes. Our effective income tax rate may fluctuate quarterly as a result of factors including changes in our assessment of certain tax contingencies, valuation allowances, and changes in tax law.
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

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $4.1 million at June 30, 2013 and $3.8 million at December 31, 2012. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
Liquidity and capital resources
At June 30, 2013, cash and cash equivalents totaled $7.3 million, compared to $13.5 million at December 31, 2012. The $6.2 million decrease in cash and cash equivalents during the first six months of 2013 is principally attributable to the payment of dividends of $11.0 million, the purchase of computer equipment and software of $10.1 million, a net reduction in debt of $20.0 million, partially offset by cash generated from operations of $37.5 million.
Our principal sources of liquidity are operating cash flow, funds available under our credit facility and cash on hand. Our operating cash flow depends on continued customer renewal of our maintenance, support and subscription agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures, meet our debt obligations and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock.
We have drawn on our credit facility from time to time to help us meet financial needs, such as business acquisitions and purchases of common stock under our repurchase program. In February 2012, we amended and restated our credit facility to increase the available borrowing capacity to $325.0 million. At June 30, 2013, our available borrowing capacity under our credit facility was $111.4 million. We believe our credit facility will provide us with sufficient flexibility to meet our future financial needs.The amended credit facility matures in February 2017.
At June 30, 2013, we had $195.5 million of outstanding borrowings under our credit facility. Our average daily borrowings were $201.7 million and $205.0 million during the second quarter of 2013 and the first six months of 2013, respectively.
Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of June 30, 2013
Leverage Ratio	< 3.00 to 1.0	1.97 to 1.00
Interest Coverage Ratio	> 3.50 to 1.0	14.65 to 1.00
Under our credit facility, we also have restrictions on the maximum amount of our annual capital expenditures, our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit facility, and (2) we must be in compliance with the leverage ratio set forth in the credit agreement. At June 30, 2013, we were in compliance with all debt covenants under our credit facility. Effective September 30, 2013, the leverage ratio requirement under our credit facility will be < 2.75 to 1.0.
At June 30, 2013, our total cash and cash equivalents balance includes approximately $6.3 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next 12 months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. Our current plans anticipate repatriating undistributed earnings in Canada. We currently do not anticipate a need to repatriate our other cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $37.5 million increased by $26.5 million during the first six months of 2013 when compared to the same period in 2012 primarily due to an increase in earnings as adjusted for non-cash transactions. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.
Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities and deferred revenue. Cash flow from

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

operations associated with working capital increased $4.5 million in the first six months of 2013 when compared to the same period in 2012. The net increase is principally due to timing of cash paid for taxes and vendor payments.
Investing cash flow
The decrease in cash used for investing activities during the first six months of 2013 compared to the same period in 2012 is due to an decrease in investments in acquired companies. Additionally, we spent $10.1 million on computer equipment and software associated with the infrastructure that supports our subscription-based offerings.
Financing cash flow
During the first six months of 2013, we had a net reduction in debt of $20.0 million. We paid dividends of $11.0 million, which was relatively consistent with the amount paid in 2012.
Commitments and contingencies
As of June 30, 2013, we had future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating leases(1)	$98.7	$9.8	$20.8	$20.2	$47.9
Debt and interest(2)	209.7	15.8	37.6	156.3	—
Total	$308.4	$25.6	$58.4	$176.5	$47.9

(1)	Our commitments related to operating leases have not been reduced by the future minimum lease commitments under sublease agreements, incentive payments and reimbursement of leasehold improvements.

(2)
Included in the table above is $14.2 million of interest. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions used in the above table.

The term loans under our credit facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the credit facility in February 2017.
We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total remaining minimum purchase commitments under these arrangements at June 30, 2013, were approximately $15.4 million through 2016. We incurred expense under these arrangements of $0.7 million and $0.9 million for the three and six months ended June 30, 2013, respectively.
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

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Foreign currency exchange rates
Approximately 13% of our total net revenue for the six months ended June 30, 2013 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $1.2 million at both June 30, 2013 and December 31, 2012.
The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During the second quarter of 2013, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates has had a material impact on our consolidated results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.
Item 3. Quantitative and qualitative disclosures about market risk
We have market rate sensitivity for interest rates and foreign currency exchange rates. Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments. Due to the nature of our debt, we have concluded that we face no material market risk exposure as of June 30, 2013. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.
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

Blackbaud, Inc.

PART II. OTHER INFORMATION

Item 2. Unregistered sales of equity securities and use of proceeds
Unregistered sales of equity securities
From March 4 to June 21, 2013, in reliance on section 4(2) of the Securities Act of 1993, we issued the following unregistered shares of our common stock to certain employees pursuant to our 2004 Stock Plan and 2008 Equity Incentive Plan, as amended: (a) 9,405 shares of restricted stock; (b) 25,227 shares of stock upon the vesting of restricted stock units; (c) 15,016 shares of stock upon the cashless exercise of stock options; and (d) 257,770 shares of stock upon the exercise of stock appreciation rights.
Common stock repurchases
The following table provides information about shares of common stock repurchased during the three months ended June 30, 2013. All of these were common stock withheld by us to satisfy minimum tax obligations of employees due upon vesting of restricted stock. The level of repurchase activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, April 1, 2013			$50,000
April 1, 2013 through April 30, 2013	385	$29.41	$50,000
May 1, 2013 through May 31, 2013	34,065	$30.36	$50,000
June 1, 2013 through June 30, 2013	43,869	$32.54	$50,000
Total	78,319	$31.58	$50,000

Item 6. Exhibits

Exhibits:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

BLACKBAUD, INC.

Date:	August 9, 2013	By:	/s/ Marc E. Chardon
Marc E. Chardon
President and Chief Executive Officer

Date:	August 9, 2013	By:	/s/ Anthony W. Boor
Anthony W. Boor
Senior Vice President and Chief Financial Officer