Form 10-K/A
period 2012-12-31
BLACKBAUD INC
filed 2013-10-08
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders held on June 19, 2013 are incorporated by reference into Part III hereof.

Explanatory Note
This Amendment No. 2 on Form 10-K/A of Blackbaud, Inc. amends our Annual Report on Form 10-K for the year ended December 31, 2012, initially filed with the United States Securities Exchange Commission on February 27, 2013, as amended by Amendment No. 1 thereto filed on June 21, 2013 (“Amendment No. 1”). This Amendment No. 2 is being filed solely to supplement disclosure under “Item 9A. Controls and procedures” of Amendment No. 1. This filing also includes an amended “Item 15. Exhibits and financial statements schedules.” There have been no changes or updates to the financial statements included herein since the date of the original filing. The changes to Item 15 include an updated consent of our independent registered public accounting firm and updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as set forth above, our original Annual Report on Form 10-K is not being amended or updated in any other manner.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Attestation Report of Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Item 15. Exhibits and financial statement schedules
(a) Financial statements
The following statements were filed as part of the Annual Report on Form 10-K amended by this report and located at the pages in the Form 10-K as indicated below. The financial statements included herein have not changed from the original filing on February 27, 2013.
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements thereto.
 (b) Exhibits

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.1		Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1

2.2		Stock Purchase Agreement dated January 16, 2007 by and among Target Software, Inc., Target Analysis Group, Inc., all of the stockholders of Target Software, Inc. and Target Analysis Group, Inc., Charles Longfield, as stockholder representative, and Blackbaud, Inc.	8-K	1/18/2007	2.2

2.3		Agreement and Plan of Merger dated as of May 29, 2008 by and among Blackbaud, Inc., Eucalyptus Acquisition Corporation and Kintera, Inc.	8-K	5/30/2008	2.3
2.4		Share Purchase Agreement dated as of April 29, 2009 between RLC Group B.V., as the Seller, and Blackbaud, Inc., as the Purchaser	10-Q	8/7/2009	10.42

2.5	*	Stock Purchase Agreement dated as of February 1, 2011 by and among Public Interest Data, Inc., all for the stockholders of Public Interest Data, Inc., Stephen W. Zautke, as stockholder representative and Blackbaud, Inc.	10-Q	5/10/2011	2.3

2.6		Agreement and Plan of Merger dated as of January 16, 2012 by and among Blackbaud, Inc., Caribou Acquisition Corporation and Convio, Inc.	8-K	1/17/2012	2.4

2.7		Stock Purchase Agreement dated as of October 6, 2011 by and among Everyday Hero Pty. Ltd., all of the stockholders of Everyday Hero Pty. Ltd., Nathan Betteridge as stockholder representative and Blackbaud Pacific Pty. Ltd.	10-K	2/29/2012	2.7

3.4		Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009

3.5		Amended and Restated Bylaws of Blackbaud, Inc.	8-K	3/22/2011	3.4

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.5		Trademark License and Promotional Agreement dated as of October 13, 1999 between Blackbaud, Inc. and Charleston Battery, Inc.	S-1	2/20/2004	10.5

10.6		Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1/A	4/6/2004	10.6

10.8		Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1/A	4/6/2004	10.8

10.20		Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	6/20/2006	10.20

10.26		Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.26

10.27		Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.27

10.33		Blackbaud, Inc. 2008 Equity Incentive Plan	DEF 14A	4/29/2008

10.34		Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.34

10.35		Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.35

10.36		Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.36

10.37	**	Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.2

10.38	**	Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.3

10.39		Form of Retention Agreement	10-Q	11/10/2008	10.37

10.40		Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/2008	10.37

10.41		Blackbaud, Inc. 2009 Equity Compensation Plan for Employees from Acquired Companies	S-8	7/2/2009	10.41

10.43		Amended and Restated Employment and Noncompetition Agreement dated January 28, 2010 between Blackbaud, Inc. and Marc Chardon	8-K	2/1/2010	10.43

10.44		Credit Agreement dated as of June 17, 2011 by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	6/23/2011	10.44

10.45		Guaranty Agreement dated as of June 17, 2011, by certain subsidiaries of Blackbaud, Inc., as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent	8-K	6/23/2011	10.45

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.46		Pledge Agreement dated as of June 17, 2011 by Blackbaud, Inc. and certain subsidiaries of Blackbaud, Inc. in favor of Wells Fargo Bank, National Association, as Administrative Agent for the ratable benefit of itself and the lenders referred to therein	8-K	6/23/2011	10.46

10.47		Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Tim Williams	10-Q	11/8/2011	10.47

10.48		Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Louis Attanasi	10-Q	11/8/2011	10.48

10.49		Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Charlie Cumbaa	10-Q	11/8/2011	10.49

10.50		Employment Agreement dated June 25, 2008 between Blackbaud, Inc. and Kevin Mooney	10-Q	11/8/2011	10.50

10.51		Amendment No. 1 to the Amended and Restated Employment and Noncompetition Agreement dated December 13, 2011 between Blackbaud, Inc. and Marc Chardon	8-K	12/16/2011	10.51

10.52		Form of Tender and Support Agreement by and among Blackbaud, Inc. and certain stockholders of Convio, Inc.	8-K	1/17/2012	10.52

10.53		Amended and Restated Credit Agreement dated as of February 9, 2012 by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and an Issuing Lender, SunTrust Bank, as Syndication Agent, and Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, with J.P. Morgan Securities LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners	8-K	2/15/2012	10.53

10.54		Amended and Restated Pledge Agreement dated as of February 9, 2012 by Blackbaud, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the ratable benefit of itself and the lenders referred to therein	8-K	2/15/2012	10.54

10.55		Employment Agreement dated November 14, 2011 between Blackbaud, Inc. and Anthony W. Boor	10-K	2/29/2012	10.55

10.56		Services Agreement dated November 11, 2011 between Blackbaud, Inc. and Timothy V. Williams	10-K	2/29/2012	10.56

10.57		Employment Agreement dated November 16, 2010 between Blackbaud, Inc. and Jana B. Eggers	10-K	2/29/2012	10.57

10.58		Guaranty Agreement dated as of May 4, 2012, by certain subsidiaries of Blackbaud, Inc., as Guarantors, in favor of JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	5/7/2012	10.58

10.59	***	Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements	S-1/A	3/19/2010	10.1

10.60	***	Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger)	8-K	2/28/2011	10.1

10.61	***	Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement	8-K	2/28/2011	10.2

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.62	***	Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements	S-1	1/22/2010	10.2

10.63		Blackbaud, Inc. 2008 Equity Incentive Plan, as amended	8-K	6/26/2012	10.59

10.64		Amendment to the Blackbaud, Inc. 2008 Equity Incentive Plan	8-K	6/26/2012	10.60

10.65		Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor, Charles T. Cumbaa, Jana B. Eggers, Kevin W. Mooney and Joseph D. Moye	10-K	2/27/2013	10.65

21.1		Subsidiaries of Blackbaud, Inc	10-K	2/27/2013	21.1

23.1		Consent of Independent Registered Public Accounting Firm				X

31.1		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	****	XBRL Instance Document				X

101.SCH	****	XBRL Taxonomy Extension Schema Document				X

101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

BLACKBAUD, INC

Signed:	October 8, 2013	/S/ ANTHONY W. BOOR
Interim President and Chief Executive Officer
Senior Vice President and Chief Financial Officer

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