Form 10-Q
period 2013-09-30
BLACKBAUD INC
filed 2013-11-04
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
YES  ☐  NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of October 25, 2013 was 45,786,196.

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

PART I- FINANCIAL INFORMATION
Item 1.        Financial Statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$16,679	$13,491
Donor restricted cash	41,758	68,177
Accounts receivable, net of allowance of $6,809 and $8,546 at September 30, 2013 and December 31, 2012, respectively	71,309	75,692
Prepaid expenses and other current assets	30,286	40,589
Deferred tax asset, current portion	8,732	15,799
Total current assets	168,764	213,748
Property and equipment, net	48,413	49,063
Goodwill	264,639	265,055
Intangible assets, net	149,698	168,037
Other assets	18,435	9,844
Total assets	$649,949	$705,747
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,449	$13,623
Accrued expenses and other current liabilities	39,551	45,996
Donations payable	41,758	68,177
Debt, current portion	12,500	10,000
Deferred revenue, current portion	185,406	173,899
Total current liabilities	287,664	311,695
Debt, net of current portion	161,200	205,500
Deferred tax liability	29,944	24,468
Deferred revenue, net of current portion	8,619	11,119
Other liabilities	5,850	5,281
Total liabilities	493,277	558,063
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 55,222,085 and 54,859,604 shares issued at September 30, 2013 and December 31, 2012, respectively	55	55
Additional paid-in capital	216,827	203,638
Treasury stock, at cost; 9,425,277 and 9,209,371 shares at September 30, 2013 and December 31, 2012, respectively	(178,001)	(170,898)
Accumulated other comprehensive loss	(1,409)	(1,973)
Retained earnings	119,200	116,862
Total stockholders’ equity	156,672	147,684
Total liabilities and stockholders’ equity	$649,949	$705,747
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of comprehensive income
(Unaudited)

(in thousands, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
License fees	$3,831	$4,465	$12,801	$16,154
Subscriptions	52,034	47,414	151,754	113,399
Services	35,411	34,463	95,617	90,211
Maintenance	34,722	34,499	102,992	101,945
Other revenue	1,856	1,631	5,781	5,659
Total revenue	127,854	122,472	368,945	327,368
Cost of revenue
Cost of license fees	492	728	1,860	2,162
Cost of subscriptions	21,482	19,616	63,470	49,151
Cost of services	26,121	26,438	78,023	71,779
Cost of maintenance	6,653	6,789	19,088	18,944
Cost of other revenue	1,366	1,557	3,864	4,672
Total cost of revenue	56,114	55,128	166,305	146,708
Gross profit	71,740	67,344	202,640	180,660
Operating expenses
Sales and marketing	23,833	26,279	72,648	70,879
Research and development	16,547	19,205	49,459	47,365
General and administrative	12,628	14,985	38,219	51,239
Restructuring	110	—	3,466	—
Amortization	614	690	1,928	1,417
Impairment of cost method investment	—	—	—	200
Total operating expenses	53,732	61,159	165,720	171,100
Income from operations	18,008	6,185	36,920	9,560
Interest income	16	38	53	118
Interest expense	(1,394)	(1,976)	(4,585)	(3,629)
Other (expense) income, net	(140)	382	(346)	(66)
Income before provision for income taxes	16,490	4,629	32,042	5,983
Income tax provision	7,097	1,804	13,360	2,670
Net income	$9,393	$2,825	$18,682	$3,313
Earnings per share
Basic	$0.21	$0.06	$0.42	$0.08
Diluted	$0.21	$0.06	$0.41	$0.07
Common shares and equivalents outstanding
Basic weighted average shares	44,735,425	44,172,836	44,583,623	44,077,911
Diluted weighted average shares	45,569,275	44,718,101	45,332,617	44,650,028
Dividends per share	$0.12	$0.12	$0.36	$0.36

Other comprehensive (loss) income
Foreign currency translation adjustment	94	(123)	113	(12)
Unrealized (loss) gain on derivative instruments, net of tax	(97)	(319)	451	(883)
Total other comprehensive (loss) income	(3)	(442)	564	(895)
Comprehensive income	$9,390	$2,383	$19,246	$2,418
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities
Net income	$18,682	$3,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,625	21,433
Provision for doubtful accounts and sales returns	1,072	4,212
Stock-based compensation expense	12,968	14,455
Excess tax benefits from stock-based compensation	—	(81)
Deferred taxes	9,192	2,670
Impairment of cost method investment	—	200
Other non-cash adjustments	1,390	444
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	3,203	(11,965)
Prepaid expenses and other assets	10,092	(5,609)
Trade accounts payable	(1,466)	(1,313)
Accrued expenses and other liabilities	(18,643)	(3,618)
Donor restricted cash	26,626	14,273
Donations payable	(26,626)	(14,273)
Deferred revenue	9,855	15,528
Net cash provided by operating activities	77,970	39,669
Cash flows from investing activities
Purchase of property and equipment	(13,407)	(15,427)
Purchase of net assets of acquired companies, net of cash acquired	(876)	(280,687)
Capitalized software development costs	(2,371)	(572)
Net cash used in investing activities	(16,654)	(296,686)
Cash flows from financing activities
Proceeds from issuance of debt	63,100	315,000
Payments on debt	(104,900)	(70,000)
Payments of deferred financing costs	—	(2,440)
Proceeds from exercise of stock options	335	3,105
Excess tax benefits from stock-based compensation	—	81
Dividend payments to stockholders	(16,458)	(16,248)
Net cash (used in) provided by financing activities	(57,923)	229,498
Effect of exchange rate on cash and cash equivalents	(205)	581
Net increase (decrease) in cash and cash equivalents	3,188	(26,938)
Cash and cash equivalents, beginning of period	13,491	52,520
Cash and cash equivalents, end of period	$16,679	$25,582
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity
(Unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2011	53,959,532	$54	$175,401	$(166,226)	$(1,148)	$131,921	$140,002
Net income	—	—	—	—	—	6,583	6,583
Payment of dividends	—	—	—	—	—	(21,731)	(21,731)
Exercise of stock options, stock appreciation rights and restricted stock units	355,180	—	3,146	—	—	—	3,146
Surrender of 189,547 shares upon restricted stock and restricted stock unit vesting and exercise of stock appreciation rights	—	—	—	(4,672)	—	—	(4,672)
Tax impact of exercise of equity-based compensation	—	—	81	—	—	—	81
Stock-based compensation	—	—	19,151	—	—	89	19,240
Equity-based awards assumed in business combination	—	—	5,859	—	—	—	5,859
Restricted stock grants	687,652	1	—	—	—	—	1
Restricted stock cancellations	(142,760)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(825)	—	(825)
Balance at December 31, 2012	54,859,604	$55	$203,638	$(170,898)	$(1,973)	$116,862	$147,684
Net income	—	—	—	—	—	18,682	18,682
Payment of dividends	—	—	—	—	—	(16,458)	(16,458)
Exercise of stock options, stock appreciation rights and restricted stock units	496,615	—	335	—	—	—	335
Surrender of 215,906 shares upon restricted stock and restricted stock unit vesting and exercise of stock appreciation rights	—	—	—	(7,103)	—	—	(7,103)
Stock-based compensation	—	—	12,854	—	—	114	12,968
Restricted stock grants	53,543	—	—	—	—	—	—
Restricted stock cancellations	(187,677)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	564	—	564
Balance at September 30, 2013	55,222,085	$55	$216,827	$(178,001)	$(1,409)	$119,200	$156,672

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We provide cloud-based and on-premise software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of September 30, 2013, we had over 29,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare, as well as international foreign affairs.
2. Summary of significant accounting policies
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States (GAAP). The consolidated balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2013 and cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, and other forms filed with the SEC from time to time.
Basis of consolidation
The consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets and goodwill, stock-based compensation, the provision for income taxes, capitalization of software development costs, our allowance for sales returns and doubtful accounts, deferred sales commissions, accounting for business combinations and loss contingencies. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could materially differ from these estimates.
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
•The product or services have been delivered;

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

•The fee is fixed or determinable; and
•Collection of the resulting receivable is probable.
Determining whether and when these criteria have been met can require significant judgment and estimates. We deem acceptance of an agreement to be evidence of an arrangement. Delivery of our services occurs when the services have been performed. Delivery of our products occurs when the product is shipped or transmitted, and title and risk of loss have transferred to the customers. Our typical agreements do not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. Payment terms greater than 90 days are considered to be beyond our customary payment terms. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we defer revenue recognition until collection. Revenue is recognized net of sales returns and allowances.
We follow guidance provided in ASC 605-45, Principal Agent Considerations, which states that determining whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in the evaluation.
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
For arrangements that have multiple elements and do not include software licenses, we allocate arrangement consideration at the inception of the arrangement to those elements that qualify as separate units of accounting. The arrangement consideration is allocated to the separate units of accounting based on relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor specific objective evidence (VSOE) if available; (ii) third-party evidence (TPE) if VSOE is not available; and (iii) best estimate of selling price (BESP) if neither VSOE nor TPE is available. In general, we use VSOE to allocate the selling price to subscription and service deliverables.
We offer certain payment processing services with the assistance of third-party vendors. When we are the primary obligor in a transaction, have latitude in establishing prices and are the party determining the service specifications or have several but not all of these indicators, we record the revenue on a gross basis. Otherwise, we record revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and record the net amount as revenue.
Revenue from transaction processing fees is recognized when the service is provided and the amounts are determinable. Revenue directly associated with processing donations for customers are included in subscriptions revenue, net of related transaction costs.
License fees
We sell software licenses with maintenance, varying levels of professional services and, in certain instances, with hosting services. We allocate revenue to each of the elements in these arrangements using the residual method under which we first allocate revenue to the undelivered elements, typically the non-software license components, based on objective evidence of the

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

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
When a software license is sold with software customization services, generally the services are to provide customer support for assistance in creating special reports and other enhancements that will assist with efforts to improve operational efficiency and/or to support business process improvements. These services are generally not essential to the functionality of the software. However, when software customization services are considered essential to the functionality of the software, we recognize revenue for both the software license and the services using the percentage-of-completion method.
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
Deferred revenue
To the extent that our customers are billed for the above described services in advance of delivery, we record such amounts in deferred revenue.
Goodwill
The change in goodwill for each reportable segment during the nine months ended September 30, 2013, consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Target Analytics	Other	Total
Balance at December 31, 2012	$148,322	$75,149	$6,311	$33,177	$2,096	$265,055
Additions related to business combinations	—	—	413	—	—	413
Adjustments related to prior year business combinations	(494)	(193)	—	—	—	(687)
Effect of foreign currency translation	—	—	(142)	—	—	(142)
Balance at September 30, 2013	$147,828	$74,956	$6,582	$33,177	$2,096	$264,639

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Amortization expense
Amortization expense related to finite-lived intangible assets acquired in business combinations is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on the revenue stream to which the asset contributes. The following table summarizes amortization expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Included in cost of revenue:
Cost of license fees	$87	$119	$334	$366
Cost of subscriptions	4,657	4,044	13,968	7,732
Cost of services	631	571	1,897	1,450
Cost of maintenance	114	114	342	608
Cost of other revenue	19	18	57	56
Total included in cost of revenue	5,508	4,866	16,598	10,212
Included in operating expenses	614	690	1,928	1,417
Total	$6,122	$5,556	$18,526	$11,629

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of September 30, 2013:

Year ending December 31,	Amortization
(in thousands)	expense
2013 - remaining	$6,074
2014	22,601
2015	22,227
2016	21,819
2017	19,501
Total	$92,222

Recently adopted accounting pronouncements
Effective January 1, 2013, we adopted ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that entities provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements. We have presented the amounts reclassified out of accumulated other comprehensive income by component in Note 8 and Note 12 to our consolidated financial statements.
Effective January 1, 2013, we adopted ASU 2012-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test currently required by ASC Topic 350-30 on general intangibles other than goodwill. The adoption of ASU 2012-02 did not have a material impact on our consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Recently issued accounting pronouncements
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We do not anticipate any material impact from the adoption of ASU 2013-11.
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
We financed the acquisition of Convio through cash on hand and borrowings of $312.0 million under our credit facility. In connection with closing the Convio acquisition, we designated Convio as a material domestic subsidiary under our credit facility. As a material domestic subsidiary, Convio guarantees amounts outstanding under the credit facility and pledges certain stock of its subsidiaries.
The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

(in thousands)
Net working capital, excluding deferred revenue	$57,062
Property and equipment	6,591
Other long term assets	75
Deferred revenue	(7,847)
Deferred tax liability	(33,181)
Intangible assets and liabilities	139,650
Goodwill	173,324
$335,674

The estimated fair value of accounts receivable acquired approximates the contractual value of $12.8 million. The goodwill recognized was attributable primarily to the assembled workforce of Convio and the opportunities for expected synergies. None of the goodwill arising in the acquisition is deductible for income tax purposes. The estimated amount of goodwill assigned to the Enterprise Customer Business Unit and the General Markets Business Unit reporting segments was $124.8 million, and $48.5 million, respectively.

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

The following unaudited pro forma condensed consolidated results of operations assume that the acquisition of Convio occurred on January 1, 2012. This unaudited pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and should not be relied upon as being indicative of the historical results that would have been attained had the transaction been consummated as of January 1, 2012, or of the results that may occur in the future.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Revenue	$127,854	$122,472	$368,945	$356,836
Net income (loss)	$9,393	$2,825	$18,682	$(3,154)
Basic earnings (loss) per share	$0.21	$0.06	$0.42	$(0.07)
Diluted earnings (loss) per share	$0.21	$0.06	$0.41	$(0.07)
4. Earnings per share
We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share reflect the assumed conversion of all dilutive securities using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2013	2012	2013	2012
Numerator:
Net income, as reported	$9,393	$2,825	$18,682	$3,313
Denominator:
Weighted average common shares	44,735,425	44,172,836	44,583,623	44,077,911
Add effect of dilutive securities:
Employee equity-based compensation	833,850	545,265	748,994	572,117
Weighted average common shares assuming dilution	45,569,275	44,718,101	45,332,617	44,650,028
Earnings per share:
Basic	$0.21	$0.06	$0.42	$0.08
Diluted	$0.21	$0.06	$0.41	$0.07

The following shares and potential shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Shares excluded from calculations of diluted earnings per share	44,728	604,243	56,604	121,488
5. Prepaid expenses and other assets
Prepaid expenses and other assets consisted of the following as of:

(in thousands)	September 30, 2013	December 31, 2012
Deferred sales commissions	$19,116	$18,142
Prepaid software maintenance	6,603	5,530
Taxes, prepaid and receivable	821	7,398
Deferred professional services costs	7,759	8,057
Other assets	14,422	11,306
Total prepaid expenses and other assets	48,721	50,433
Less: Long-term portion	18,435	9,844
Total prepaid expenses and other current assets	$30,286	$40,589

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

6. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following as of:

(in thousands)	September 30, 2013	December 31, 2012
Taxes payable	$5,433	$7,607
Accrued commissions and salaries	6,776	5,905
Accrued bonuses	7,835	11,966
Customer credit balances	2,503	4,577
Accrued software and maintenance	2,031	3,875
Unrecognized tax benefit	3,970	3,846
Other liabilities	16,853	13,501
Total accrued expenses and other liabilities	45,401	51,277
Less: Long-term portion	5,850	5,281
Total accrued expenses and other current liabilities	$39,551	$45,996
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
Amounts borrowed under the dollar tranche revolving credit loans and delayed draw term loans under the credit facility bear interest at a rate per annum equal to, at our option, (a) Base Rate equal to the highest of (i) the prime rate, (ii) federal funds rate plus 0.50% and (iii) one month LIBOR plus 1%, in addition to a margin of 0.25% to 1.25%, or (b) LIBOR rate plus a margin of 1.25% to 2.25%. Swingline loans bear interest at a rate per annum equal to the Base Rate plus a margin of 0.25% to 1.25% or such other rate agreed to between the Swingline lender and us. Designated currency tranche revolving credit loans bear interest at a rate per annum equal to the LIBOR rate for the applicable currency plus a margin of 1.25% to 2.25%. The exact amount of any margin depends on the nature of the loan and our leverage ratio.
We also pay a quarterly commitment fee on the unused portion of the revolving credit facility from 0.20% to 0.35% per annum, depending on our leverage ratio. At September 30, 2013, the commitment fee was 0.28%.
The term loans under our credit facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the credit facility in February 2017. We evaluate the classification of our debt based on the required annual maturities of our credit facility.
The credit facility includes financial covenants related to the leverage ratio and interest ratio, as well as restrictions on the maximum amount of annual capital expenditures, our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At September 30, 2013, we were in compliance with our debt covenants under the credit facility.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The following table summarizes our debt balances and the related effective interest rate which includes our interest cost incurred and the effect of interest rate swap agreements.

	Debt balance at		Effective interest rate at
(in thousands, except percentages)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Credit facility:
Revolving credit loans	$88,700	$123,000	2.29%	2.68%
Term loans	85,000	92,500	2.64%	3.14%
Total debt	173,700	215,500	2.46%	2.88%
Less: Debt, current portion	12,500	10,000	2.64%	3.14%
Debt, net of current portion	$161,200	$205,500	2.45%	2.86%
We believe the carrying amount of our credit facility approximates its fair value at September 30, 2013 and December 31, 2012, due to the variable rate nature of the debt. As LIBOR rates are observable at commonly quoted intervals, it is classified within Level 2 of the fair value hierarchy.
As of September 30, 2013, the required annual maturities related to our credit facility were as follows:

Year ending December 31, (in thousands)	Annual maturities
2013 - remaining	$2,500
2014	13,750
2015	15,000
2016	15,000
2017	127,450
Total required maturities	$173,700
Deferred financing costs
In February 2012, we amended and restated our credit facility to increase our borrowing capacity. In connection with our amended and restated credit facility we paid $2.4 million of financing costs. These costs together with a portion of the unamortized financing costs from our previous credit facility are being amortized over the term of the new facility. As of September 30, 2013 and December 31, 2012, deferred financing costs totaling $2.1 million and $2.5 million, respectively, are included in other assets on the consolidated balance sheet.
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
The fair values of our derivative instruments were as follows as of:

		Liability fair value at
(in thousands)	Balance sheet location	September 30, 2013	December 31, 2012
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$85	$—
Interest rate swaps, long-term portion	Other liabilities	472	1,296
Total derivative instruments designated as hedging instruments		$557	$1,296

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Loss recognized in accumulated other comprehensive loss as of	Location of loss reclassified from accumulated other comprehensive loss into income	Amount reclassified from accumulated other comprehensive loss into income
	September 30, 2013		Three months ended September 30,	Nine months ended September 30,
(in thousands)			2013	2013
Interest rate swaps	$557	Interest expense	$203	$592

	September 30, 2012		Three months ended September 30,	Nine months ended September 30,
			2012	2012
Interest rate swaps	$1,447	Interest expense	$194	$258
We recognize income tax expense or benefit within accumulated other comprehensive loss each reporting period based on the change in fair value of our derivative instruments. The income tax benefit recognized in accumulated other comprehensive loss was $0.1 million for the three months ended September 30, 2013. The income tax benefit recognized in accumulated other comprehensive loss decreased $0.3 million during the nine months ended September 30, 2013. The income tax benefit recognized in accumulated other comprehensive loss was $0.2 million and $0.6 million for the three and nine months ended September 30, 2012, respectfully. There was no ineffective portion of our interest rate swaps during the three and nine months ended September 30, 2013 and 2012.
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
We have provisions in our leases that entitle us to aggregate leasehold improvement allowances of $9.5 million. These amounts will be recorded as a reduction to rent expense ratably over the terms of the leases. Rent expense was reduced related to these lease provisions by $0.1 million and $0.4 million, during the three and nine months ended September 30, 2013, respectively, and by $0.1 million and $0.2 million during the three and nine months ended September 30, 2012, respectively. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.
Additionally, we have subleased portions of our facilities under various agreements extending through 2013. The reduction in rent expense related to these agreements during the three and nine months ended September 30, 2013 was not material to the consolidated statements of comprehensive income. Rent expense was reduced by $0.1 million and $0.3 million related to these agreements during the three and nine months ended September 30, 2012, respectively.
We have also received, and expect to receive through 2016, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $0.6 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively and $1.6 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively. Total rent expense was

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

$2.2 million and $2.3 million for the three months ended September 30, 2013 and 2012, respectively and $6.7 million and $5.4 million for the nine months ended September 30, 2013 and 2012, respectively.
Additionally, we lease various office space and equipment under operating leases. We also have various non-cancelable capital leases for computer equipment and furniture that are not significant.
As of September 30, 2013, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ending December 31,	Operating
(in thousands)	leases
2013 – remaining	$2,355
2014	10,038
2015	9,875
2016	9,556
2017	9,596
Thereafter	51,183
Total minimum lease payments	$92,603
Other commitments
We utilize third-party relationships in conjunction with our products and services, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. As of September 30, 2013, the remaining aggregate minimum purchase commitment under these arrangements was approximately $13.9 million through 2016. We incurred expense under these arrangements of $1.4 million and $2.1 million for the three and nine months ended September 30, 2013.
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
10. Income taxes
Our effective tax rates including the effects of period-specific events, were:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Effective tax rate	43.0%	39.0%	41.7%	44.6%
The increase in the effective tax rate during the three months ended September 30, 2013 when compared to the same period in 2012 was due to an increase in nondeductible compensation of certain executive officers, a reduction in the 2012 benefit from research and development credits, and an increase in the proportional earnings during the three months ended September 30, 2013 as compared to the same period in 2012 relative to the estimated full year earnings for the respective periods.
The decrease in the effective tax rate during the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily due to an increase in the benefit from research and development credits and a decrease in nondeductible acquisition costs, partially offset by an increase in nondeductible compensation of certain executive officers and an increase in pretax income. The research and development credits were reinstated in January 2013 with retrospective application to the 2012 tax year. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate of 35.0% due primarily to research and development tax credits, which were partially offset by foreign loss jurisdictions where we have

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

determined a valuation allowance is appropriate, as well as state taxes. Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.
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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $4.0 million at September 30, 2013 and $3.8 million at December 31, 2012.
11. Stock-based compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on the revenue stream to which the employee contributes. The following table summarizes stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Included in cost of revenue:
Cost of subscriptions	$340	$308	$755	$734
Cost of services	468	854	1,905	1,911
Cost of maintenance	100	101	356	301
Total included in cost of revenue	908	1,263	3,016	2,946
Included in operating expenses:
Sales and marketing	512	714	1,755	1,734
Research and development	762	980	2,977	2,478
General and administrative	890	1,874	5,220	7,297
Total included in operating expenses	2,164	3,568	9,952	11,509
Total	$3,072	$4,831	$12,968	$14,455
12. Stockholders’ equity
Dividends
In February 2013, our Board of Directors approved an annual dividend of $0.48 per share. The following table provides information with respect to quarterly dividends paid on common stock during the nine months ended September 30, 2013.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2013	$0.12	February 28	March 15
May 2013	$0.12	May 28	June 14
August 2013	$0.12	August 28	September 13
In November 2013, our Board of Directors declared a fourth quarter dividend of $0.12 per share payable on December 13, 2013, to stockholders of record on November 27, 2013.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

(in thousands)	Gains and losses on cash flow hedges	Foreign currency translation adjustment	Total
Balance at December 31, 2012	$(791)	$(1,182)	$(1,973)
Other comprehensive (loss) income before reclassifications	(141)	113	(28)
Amounts reclassified from accumulated other comprehensive loss to interest expense	592	—	592
Net current-period other comprehensive income	451	113	564
Balance at September 30, 2013	$(340)	$(1,069)	$(1,409)
13. Segment information
As of September 30, 2013, our reportable segments were the Enterprise Customer Business Unit, or the ECBU, the General Markets Business Unit, or the GMBU, the International Business Unit, or the IBU, and Target Analytics. Following is a description of each reportable segment:

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

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

We have recast our segment disclosures for the three and nine months ended September 30, 2012, to present them on a consistent basis with the current year. During 2013, we changed our methodology for allocating revenue and expenses to our reportable segments to provide further precision in those allocations. Summarized reportable segment financial results, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue by segment:
ECBU	$49,287	$46,188	$143,241	$121,678
GMBU	55,753	54,664	164,695	148,198
IBU	10,781	10,586	30,807	29,587
Target Analytics	12,033	11,034	30,165	27,901
Other(1)	—	—	37	4
Total revenue	$127,854	$122,472	$368,945	$327,368
Segment operating income(2):
ECBU	$26,685	$21,417	$76,823	$53,212
GMBU	32,985	32,993	98,532	88,858
IBU	2,904	1,555	6,142	3,698
Target Analytics	6,311	6,087	13,222	13,040
Other(1)	46	60	336	345
	68,931	62,112	195,055	159,153
Less:
Corporate unallocated costs(3)	41,729	45,540	126,641	123,509
Stock-based compensation costs	3,072	4,831	12,968	14,455
Amortization expense	6,122	5,556	18,526	11,629
Interest expense, net	1,378	1,938	4,532	3,511
Other expense (income), net	140	(382)	346	66
Income before provision for income taxes	$16,490	$4,629	$32,042	$5,983

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.

(2)
Segment operating income includes direct, controllable costs related to the sale of products and services by the reportable segment, except for IBU, which includes operating costs from our foreign locations such as sales, marketing, general, administrative, depreciation and facilities costs.

(3)	Corporate unallocated costs includes research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.
14. Restructuring
During 2012, in an effort to consolidate our operating locations, we decided not to renew our lease for office space in San Diego, CA, which matured on June 30, 2013. As a result, we initiated a plan to transition most of our operations based in San Diego, CA to our Austin, TX location, which we substantially completed in June 2013 when the lease matured.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

The following table summarizes our restructuring costs related to our San Diego office transition as of September 30, 2013:

	Total costs expected to be incurred	Costs incurred during the three months ended	Costs incurred during the nine months ended	Cumulative costs incurred as of
(in thousands)		September 30, 2013
By component:
Employee severance and retention costs	$295	$—	$120	$295
Employee relocation costs	159	83	159	159
	454	83	279	454
By reportable segment:
Other	$454	$83	$279	$454
The change in our liability related to our San Diego office transition during the nine months ended September 30, 2013, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2012			September 30, 2013
Employee severance and retention costs	$175	$120	$(295)	$—
Employee relocation costs	—	159	(159)	—
	$175	$279	$(454)	$—
In January 2013, we implemented a realignment of our workforce in response to changes in the nonprofit industry and global economy. The realignment included a reduction in workforce of approximately 135 positions. The cost associated with this realignment was substantially incurred during the first nine months of 2013.
The following table summarizes our restructuring costs related to the reduction in workforce as of September 30, 2013:

	Total costs expected to be incurred	Costs incurred during the three months ended	Costs incurred during the nine months ended	Cumulative costs incurred as of
(in thousands)		September 30, 2013
By component:
Employee severance costs	$3,187	$27	$3,187	$3,187
By reportable segment:
ECBU	$828	$—	$828	$828
GMBU	290	—	290	290
Target Analytics	136	—	136	136
Other	1,933	27	1,933	1,933
	$3,187	$27	$3,187	$3,187
The change in our liability related to the reduction in workforce during the nine months ended September 30, 2013, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2012			September 30, 2013
Employee severance costs	$—	$3,187	$(3,187)	$—

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
Executive summary
We provide cloud-based and on-premise software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. We continue to make investments in our product portfolio and go-to-market organization to ensure we are properly positioned to benefit from shifts in the market, including demand for our subscription-based offerings. As of September 30, 2013, we had over 29,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare, as well as international foreign affairs.
We derive revenue from charging for the use of our software products in a hosted environment, selling perpetual licenses and providing a broad offering of services, including consulting, training, installation and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation are generally not essential to the functionality of our software products and are sold separately. Furthermore, we derive revenue from providing hosting services, performing donor prospect research engagements, selling lists of potential donors, and providing transaction processing services, benchmarking studies and data modeling services.

In August 2013, we announced that Anthony Boor, Senior Vice President and Chief Financial Officer of Blackbaud, had been named to the additional role of Interim President and Chief Executive Officer until a permanent CEO is appointed. Mr. Boor has continued to maintain his responsibilities as CFO. Our Board of Directors has a search underway for a permanent CEO.
We completed our acquisition of Convio in May 2012 for $335.7 million in consideration. We have included the results of operations of Convio in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations for the nine months ended September 30, 2013 and 2012. Because we have integrated a substantial amount of the Convio operations and have made product rationalization decisions, it is not possible to determine the revenue and operating costs attributable solely to the acquired business.
Overall, revenue for the three and nine months ended September 30, 2013 increased 4% and 13% when compared to the same periods in 2012, respectively. These increases were primarily the result of growth in demand for our online and hosted solutions, including Luminate Online, as our business continues to shift towards subscription-based offerings. An increase in the volume of transactions for which we process payments also contributed to the increase in subscription revenue. Services revenue increased during the nine months ended September 30, 2013 primarily due to growth in consulting service revenue, driven by the inclusion of Convio. License revenue decreased during the three and nine months ended September 30, 2013 when compared to the same periods in 2012 as a result of a smaller contribution of revenue from sales of our offerings under perpetual license arrangements as well as the continued shift in our business from perpetual license-based offerings to subscription-based offerings.
Income from operations for the three and nine months ended September 30, 2013 increased by $11.8 million and $27.3 million when compared to the same periods in 2012, respectively. These increases in income from operations were primarily attributable to the inclusion of Convio's subscription-based offerings, which have historically yielded higher gross margins than our historical subscription-based offerings, an increase in demand for our online fundraising offerings and our payment processing services, which have also historically yielded higher gross margins than our other offerings and a reduction in costs from improved operational efficiencies as we integrated the Convio operations. Also contributing to the increases in income from operations for the three and nine months ended September 30, 2013 compared to the same periods in 2012 were net decreases of $2.0 million and $5.3 million, respectively, in costs associated with our acquisition of Convio related to transaction

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

and integration costs and amortization of acquired intangibles as well as decreases of $0.3 million and $2.9 million, respectively, in costs related to strategic investments we made during 2012 for our business optimization efforts and the re-engineering of our accounting processes. These increases in income from operations were partially offset by $1.0 million and $2.1 million of incremental costs incurred during the three and nine months ended September 30, 2013, respectively, associated with our CEO search and CEO severance.
At September 30, 2013, our cash and cash equivalents were $16.7 million and outstanding borrowings on our credit facility were $173.7 million. During the nine months ended September 30, 2013, we generated $78.0 million in cash flow from operations, paid $16.5 million in dividends, used $13.4 million to purchase computer equipment and software and reduced our debt balance by $41.8 million.
During the three months ended September 30, 2013, we continued to experience growth in overall revenue primarily driven by the inclusion of Convio's product offerings and the growing demand for our subscription-based offerings. However, we continue to believe that the pace and impact of economic recovery on the nonprofit market remains uncertain. Notwithstanding these conditions, we plan to further increase our focus on subscription-based offerings as we execute on our key growth initiatives and strengthen our leadership position, while achieving our targeted level of profitability. In the near term, we anticipate there will continue to be a dilutive impact on our profitability as we invest in our product portfolio to meet demand for our subscription offerings and shift from a perpetual license-based model, with upfront revenue recognition to a subscription-based model, with recognition of revenue occurring ratably over the subscription term.
We also plan to continue to invest in our product, sales and marketing organizations and our back-office processes; the infrastructure that supports our subscription-based offerings and certain product development initiatives to achieve optimal scalability of our operations as we execute on our key growth initiatives.
Comparison of the three and nine months ended September 30, 2013 and 2012
Results of operations
We completed the acquisition of Convio on May 4, 2012. Because we have integrated a substantial amount of the Convio operations and have made product rationalization decisions, it is not possible to determine the revenue and operating costs attributable solely to the acquired business.
We have included the results of operations of Convio in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations for the nine months ended September 30, 2013 and 2012. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations due to the inclusion of Convio.
Revenue by segment
The table below compares revenue by segment for the three and nine months ended September 30, 2013, with the same periods in 2012.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
ECBU	$49.3	$46.2	$3.1	7%	$143.2	$121.7	$21.5	18%
GMBU	55.8	54.7	1.1	2%	164.7	148.2	16.5	11%
IBU	10.8	10.6	0.2	2%	30.8	29.6	1.2	4%
Target Analytics	12.0	11.0	1.0	9%	30.2	27.9	2.3	8%
Other	—	—	—	—%	—	—	—	—%
Total revenue	$127.9	$122.5	$5.4	4%	$368.9	$327.4	$41.5	13%

The increases in revenue for ECBU and GMBU during the three and nine months ended September 30, 2013 when compared to the same periods in 2012 were primarily attributable to growth in subscriptions revenue as a result of the inclusion of Luminate Online, previously a Convio product, and an increase in the volume of transactions for which we process payments. Also contributing to the growth in GMBU revenue was the continued increase in demand for our online and hosted solutions as our

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

business shifts towards subscription-based offerings. Also contributing to the growth in ECBU revenue was an increase in revenue from our Blackbaud CRM hosting services.

IBU revenue increased during the three and nine months ended September 30, 2013 when compared to the same periods in 2012 primarily due to incremental subscriptions revenue. The growth in IBU subscriptions revenue was primarily attributable to an increase in demand for our online and hosted fundraising solutions including eTapestry, Everyday Hero and the Raiser's Edge. Also contributing to the increase in IBU subscriptions revenue was an increase in variable transaction fees associated with the use of our products to fundraise online.

Target Analytics revenue growth during the three and nine months ended September 30, 2013 when compared to the same periods in 2012 was primarily the result of an increase in demand for our prospect research offerings and improved sales execution driven by our new sales leadership team.
Operating results
License fees

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
License fees revenue	$3.8	$4.5	$(0.7)	(16)%	$12.8	$16.2	$(3.4)	(21)%
Cost of license fees	0.5	0.7	(0.2)	(29)%	1.9	2.2	(0.3)	(14)%
License fees gross profit	$3.3	$3.8	$(0.5)	(13)%	$10.9	$14.0	$(3.1)	(22)%
License fees gross margin	87%	84%			85%	86%

We derive license fees revenue from the sale of our software products under a perpetual license agreement. During the three and nine months ended September 30, 2013, revenue from license fees decreased as a result of smaller contributions of revenue from our Blackbaud CRM, Education Edge and Raiser's Edge offerings when compared to the same periods in 2012. Our larger perpetual license transactions, such as those for Blackbaud CRM, have long sales cycles and their timing can result in significant period-to-period variations in revenue. Additionally, we continue to meet the demand of our emerging and mid-sized customers’ that increasingly prefer subscription-based hosted applications instead of solutions offered under traditional on-premise perpetual license arrangements. Also contributing to the decreases in revenue from license fees was a change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013. The net revenue attributable to these third-party software arrangements has been included in "Other revenue" for 2013.
Cost of license fees is primarily comprised of third-party software royalties, variable reseller commissions, amortization of software development costs and amortization of intangibles from business combinations. The decrease in cost of license fees during the three and nine months ended September 30, 2013 when compared to the same periods in 2012 was primarily due to a decrease in third-party software royalties resulting from a change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013.
The increase in license fees gross margin for the three months ended September 30, 2013 when compared to the same period in 2012 was primarily due to the large reduction in third-party software royalties recorded in cost of license fees relative to the decrease in license fees revenue, which resulted from the change in presentation from gross to net for revenue and costs discussed above. License fees gross margin for the nine months ended September 30, 2013 when compared to the same period in 2012 remained relatively unchanged.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Subscriptions

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Subscriptions revenue	$52.0	$47.4	$4.6	10%	$151.8	$113.4	$38.4	34%
Cost of subscriptions	21.5	19.6	1.9	10%	63.5	49.2	14.3	29%
Subscriptions gross profit	$30.5	$27.8	$2.7	10%	$88.3	$64.2	$24.1	38%
Subscriptions gross margin	59%	59%			58%	57%

Revenue from subscriptions is primarily comprised of revenue from charging for the use of our software products, which includes providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, as well as revenue from variable transaction fees associated with the use of our products to fundraise online. We continue to experience growth in sales of our hosted applications and hosting services as we meet the demand of our emerging and mid-sized customers that increasingly prefer subscription-based offerings.

The increase in subscriptions revenue during the three and nine months ended September 30, 2013 when compared to the same periods in 2012 was primarily attributable to an increase in demand for our online fundraising offerings, including Luminate Online, previously a Convio product. Also contributing to the growth in subscriptions revenue was an increase in the volume of transactions for which we process payments.
Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions during the three and nine months ended September 30, 2013 when compared to the same periods in 2012 was primarily attributable to increases in amortization of intangibles from business combinations, hosting costs, human resource costs and allocated depreciation, facilities and IT support costs.
Amortization of intangibles from business combinations increased by $0.6 million and $6.2 million during the three and nine months ended September 30, 2013 when compared to the same periods in 2012, respectively. The increase in amortization expense during the three months ended September 30, 2013 when compared to the same period in 2012 was primarily the result of an adjustment to the purchase price allocation for Convio recorded during the three months ended September 30, 2012. The increase in amortization during the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily due to the inclusion of Convio.
Hosting costs increased by $1.0 million and $2.9 million during the three and nine months ended September 30, 2013 when compared to the same periods in 2012, respectively. Human resource costs increased $0.5 million and $2.3 million during the three and nine months ended September 30, 2013 when compared to the same periods in 2012, respectively. Allocated depreciation, facilities and IT support costs increased by $0.4 million and $2.4 million, respectively, during the three and nine months ended September 30, 2013 when compared to the same periods in 2012. The increases in hosting costs, human resource costs and allocated depreciation, facilities and IT support costs during the three months ended September 30, 2013 when compared to the same period in 2012 were primarily a result of investments made to support anticipated growth in our subscription-based offerings. The increases in these costs during the nine months ended September 30, 2013 when compared to the same period in 2012 were primarily due to the inclusion of Convio.
Subscriptions gross margin for the three months ended September 30, 2013 when compared to the same period in 2012 remained relatively unchanged. The increase in subscriptions gross margin for the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily a result of the inclusion of Convio's subscription-based offerings for the full nine month period in 2013 compared to only five months in 2012, which have historically yielded higher gross margins than our historical subscription-based offerings. Also contributing to the increase in subscriptions gross margin was an increase in transaction revenue associated with our payment processing services, which have also historically yielded higher gross margins than our other offerings. Partially offsetting these increases in subscriptions gross margin were investments we have made to support anticipated growth in our subscription-based offerings.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Services

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Services revenue	$35.4	$34.5	$0.9	3%	$95.6	$90.2	$5.4	6%
Cost of services	26.1	26.4	(0.3)	(1)%	78.0	71.8	6.2	9%
Services gross profit	$9.3	$8.1	$1.2	15%	$17.6	$18.4	$(0.8)	(4)%
Services gross margin	26%	23%			18%	20%
We derive services revenue from consulting, installation, implementation, education and analytic services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities. Analytic services are comprised of donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services. These services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product is intended to enable organizations to more effectively target their fundraising activities. We typically recognize services revenue upon delivery. We also recognize the direct and incremental costs associated with consulting services revenue as earned. However, we continue to expense indirect costs in the period the implementation services are provided. We recognize the revenue for upfront activation fees ratably over the estimated period the customer benefits from those services.
The increase in services revenue during the three months ended September 30, 2013 when compared to the same period in 2012 was primarily attributable to an increase of $0.4 million in education services revenue in the 2013 period as well as the write down of $0.4 million of Convio's deferred revenue balance during the 2012 period. The increases in revenue were the result of higher demand for subscription-based training.
The increase in services revenue during the nine months ended September 30, 2013 when compared to the same period in 2012 was attributable to increases in consulting, analytic and education services revenue of $3.0 million, $1.1 and $1.3 million, respectively. Consulting services revenue increased primarily due to the inclusion of Convio for the full period in 2013 compared to only five months in 2012. Analytic services revenue increased primarily due to an increase in demand for our prospect research offerings and improved sales execution driven by our new sales leadership team. The volume of education services revenue increased due to higher demand for subscription-based training.
Cost of services is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. The decrease in cost of services during the three months ended September 30, 2013 when compared to the same period in 2012 was primarily attributable to a decrease in human resource costs as a result of a reduction in headcount in connection with the realignment of our workforce, which began in January 2013 and improvements in organizational efficiencies from that realignment.
The increase in cost of services during the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily attributable to an increase in human resource costs, amortization of intangibles from business combinations and allocated depreciation, facilities and IT support costs. Human resource costs increased $3.9 million primarily as a result of an increase in average headcount and merit-based salary increases. The increase in average headcount was primarily attributable to the inclusion of additional resources from Convio for the full period in 2013 compared to only five months in 2012. Allocated depreciation, facilities and IT support costs increased $1.2 million due to the inclusion of allocable costs from the Convio operations as well as investments we have made in our infrastructure to make our operations more scalable. Amortization of intangibles from business combinations increased $0.4 million due to the inclusion of Convio for the full period in 2013 compared to only five months in 2012.
Services gross margin increased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily from increases in operational efficiencies. Services gross margin decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to increases in human resource costs and allocated costs outpacing the growth of services revenue. Since our acquisition of Convio in May 2012, we have made significant progress integrating operations and realizing gross margin synergies from the combination, which is reflected in the comparison of the three months ended September 30, 2013 to the 2012 period. While this trend is applicable to the nine months ended September

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

30, 2013, the impact is obscured by the inclusion in that period of nine months of Convio operating results compared to only five months in the 2012 period.
Maintenance

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Maintenance revenue	$34.7	$34.5	$0.2	1%	$103.0	$101.9	$1.1	1%
Cost of maintenance	6.7	6.8	(0.1)	(1)%	19.1	18.9	0.2	1%
Maintenance gross profit	$28.0	$27.7	$0.3	1%	$83.9	$83.0	$0.9	1%
Maintenance gross margin	81%	80%			81%	81%
Revenue from maintenance is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. Maintenance contracts are typically for a term of one year, and maintenance renewal rates in the periods reported did not vary materially compared to prior periods. The increase in maintenance revenue during the three months ended September 30, 2013 when compared to the same period in 2012 was primarily comprised of (i) $2.5 million of incremental maintenance from new customers associated with new license agreements and increases in contracts with existing customers; and (ii) approximately $1.1 million of incremental maintenance from contract inflationary rate adjustments; partially offset by (iii) a $2.2 million reduction in maintenance from contracts that were not renewed and reductions in contracts with existing customers; and (iv) a $0.8 million decrease in maintenance revenue attributable to a change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013. The net revenue attributable to these third-party software arrangements has been included in "Other revenue" for 2013.
The increase in maintenance revenue during the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily comprised of (i) $7.5 million of incremental maintenance from new customers associated with new license agreements and increases in contracts with existing customers; and (ii) approximately $3.1 million of incremental maintenance from contract inflationary rate adjustments; partially offset by (iii) a $6.7 million reduction in maintenance from contracts that were not renewed and reductions in contracts with existing customers; and (iv) $2.5 million decrease in maintenance revenue attributable to a change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013. The net revenue attributable to these third-party software arrangements has been included in "Other revenue" for 2013.
Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. Cost of maintenance decreased during the three months ended September 30, 2013 when compared to the same period in 2012 primarily as a result of decreases in proprietary software costs and allocated depreciation, facilities and IT support costs, partially offset by an increase in human resource costs. Cost of maintenance increased during the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to increases in human resource costs and allocated depreciation, facilities and IT support costs, partially offset by a decrease in proprietary software costs. The increases in human resource costs were primarily due to a refinement in our methodology for allocating employee benefit costs. The decreases in proprietary software costs were primarily attributable to a change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013.
Maintenance gross margin for the three and nine months ended September 30, 2013 when compared to the same periods in 2012 remained relatively unchanged.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Other revenue

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Other revenue	$1.9	$1.6	$0.3	19%	$5.8	$5.7	$0.1	2%
Cost of other revenue	1.4	1.6	(0.2)	(13)%	3.9	4.7	(0.8)	(17)%
Other gross profit	$0.5	$—	$0.5	100%	$1.9	$1.0	$0.9	90%
Other gross margin	26%	—%			33%	18%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees. Other revenue increased during the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to an increase in third-party software referral fees attributable to a change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013.
Cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. Cost of other revenue decreased during the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to fewer reimbursable expenses related to services provided at customer locations.
Other gross margin increased for the three and nine months ended September 30, 2013 when compared to the same periods in 2012 primarily due to an increase in third-party software referral fees attributable to a change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013.
Operating expenses
Sales and marketing

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Sales and marketing expense	$23.8	$26.3	$(2.5)	(10)%	$72.6	$70.9	$1.7	2%
% of revenue	19%	21%			20%	22%

Sales and marketing expense includes salaries and related human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

Sales and marketing expense decreased during the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to a $1.7 million decrease in human resource costs, a $0.2 million decrease in costs for other marketing expenses and a $0.2 million decrease in stock-based compensation expense. The decrease in human resource costs was primarily due to a reduction in headcount from the realignment of our workforce, which began in January 2013.

Sales and marketing expense increased during the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to a $1.2 million increase in allocated depreciation, facilities and IT support costs and a $0.5 million increase in human resource costs. The increase in allocated depreciation, facilities and IT support costs resulted from both the inclusion of allocable costs from the Convio operations as well as investments we have made in our infrastructure to make our operations more scalable. The increase in human resource costs was primarily due to a refinement in our methodology for allocating employee benefit costs.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Since the acquisition of Convio in May 2012, we have made significant progress integrating operations and realizing cost synergies from the combination, which is reflected in the comparison of sales and marketing expense as a percentage of revenue for the three and nine months ended September 30, 2013 to the respective prior year periods.
Research and development

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Research and development expense	$16.5	$19.2	$(2.7)	(14)%	$49.5	$47.4	$2.1	4%
% of revenue	13%	16%			13%	14%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products, and allocated depreciation, facilities and IT support costs.

Research and development expense decreased during the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to a $2.3 million decrease in human resource costs and an increase of $0.4 in the amount of software development costs that were capitalized. Human resource costs decreased primarily due to a decrease in accrued bonus costs as well as a reduction in headcount from the realignment of our workforce, which began in January 2013. Accrued bonus costs decreased due to the timing of achieving certain performance metrics.

Research and development expense increased during the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to increased human resource costs of $2.5 million. Human resource costs increased primarily due to the inclusion of additional headcount from Convio, partially offset by an increase in the amount of software development costs that were capitalized.

Since the acquisition of Convio in May 2012, we have made significant progress integrating operations and realizing cost synergies from the combination, which is reflected in the comparison of research and development expense as a percentage of revenue for the three and nine months ended September 30, 2013 to the respective prior year periods.

General and administrative

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
General and administrative expense	$12.6	$15.0	$(2.4)	(16)%	$38.2	$51.2	$(13.0)	(25)%
% of revenue	10%	12%			10%	16%

General and administrative expense consists primarily of human resource costs for general corporate functions, including senior management, finance, accounting, legal, human resources, corporate development, stock-based compensation expense, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expense and other administrative expenses. General and administrative expense decreased during the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to a $2.6 million decrease in acquisition integration costs and a $1.0 million decrease in stock-based compensation expense, partially offset by a $1.0 million increase in costs associated with our CEO search and CEO severance. The decrease in stock-based compensation expense was primarily attributable to the forfeiture of certain equity-based awards upon the departure of our CEO.

General and administrative expense decreased during the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to decreases in acquisition-related costs and professional fees, partially offset by increases in human resource costs and costs associated with the replacement of our CEO. Acquisition-related costs associated with our acquisition of Convio decreased $12.5 million and professional fees decreased $2.9 million during the nine months ended September 30, 2013 when compared to the same period in 2012. The decrease in professional fees was primarily due to strategic investments made in our business optimization efforts and the re-engineering of our accounting processes during the nine months ended September 30, 2012 that did not recur in the same period in 2013. Human resource costs increased $3.0 million during the nine months ended September 30, 2013 when compared to the same comparative period in 2012. The

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

increase in human resource costs was primarily attributable to additional headcount from Convio. We have incurred $2.1 million of incremental costs during the nine months ended September 30, 2013 when compared to the same period in 2012 associated with our CEO search and CEO severance.
Non-GAAP financial measures
The operating results analyzed below are presented on a non-GAAP basis. We use non-GAAP revenue, non-GAAP income from operations and non-GAAP operating margin internally in analyzing our operational performance. Accordingly, we believe these non-GAAP measures are useful to investors, as a supplement to GAAP measures, in evaluating our ongoing operational performance. While we believe these non-GAAP measures provide useful supplemental information, non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies.
Non-GAAP financial measures discussed below exclude the impact of (i) the write-down of Convio's deferred revenue balance; (ii) stock-based compensation expense; (iii) amortization expense; (iv) acquisition integration costs; (v) restructuring costs; (vi) CEO severance; (vii) employee severance; (viii) acquisition-related expenses; (ix) a write-off of proprietary software licenses; and (x) impairment of cost method investment, because we believe they are not directly related to our operating performance in any particular period, but are for our long-term benefit over multiple periods. We believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
GAAP revenue	$127.9	$122.5	$5.4	4%	$368.9	$327.4	$41.5	13%
Non-GAAP adjustments:
Add: Convio deferred revenue write-down	$0.1	$1.4	$(1.3)	(93)%	$1.0	$4.8	$(3.8)	(79)%
Non-GAAP revenue	$128.0	$123.9	$4.1	3%	$369.9	$332.2	$37.7	11%

GAAP income from operations	$18.0	$6.2	$11.8	190%	$36.9	$9.6	$27.3	284%
GAAP operating margin	14%	5%			10%	3%
Non-GAAP adjustments:
Add: Convio deferred revenue write-down	0.1	1.4	(1.3)	(93)%	1.0	4.8	(3.8)	(79)%
Add: Stock-based compensation expense	3.1	4.8	(1.7)	(35)%	13.0	14.5	(1.5)	(10)%
Add: Amortization of intangibles from business combinations	6.1	5.6	0.5	9%	18.5	11.6	6.9	59%
Add: Acquisition integration costs	0.2	2.8	(2.6)	(93)%	1.4	5.8	(4.4)	(76)%
Add: Restructuring costs	0.1	—	0.1	100%	3.5	—	3.5	100%
Add: CEO severance	0.6	—	0.6	100%	1.3	—	1.3	100%
Add: Employee severance	0.6	—	0.6	100%	0.6	—	0.6	100%
Add: Acquisition-related expenses	—	—	—	—%	—	6.4	(6.4)	(100)%
Add: Write-off of prepaid proprietary software licenses	—	—	—	—%	—	0.4	(0.4)	(100)%
Add: Impairment of cost method investment	—	—	—	—%	—	0.2	(0.2)	(100)%
Total non-GAAP adjustments	10.8	14.6	(3.8)	(26)%	39.3	43.7	(4.4)	(10)%
Non-GAAP income from operations	$28.8	$20.8	$8.0	38%	$76.2	$53.3	$22.9	43%
Non-GAAP operating margin	23%	17%			21%	16%

The increases in non-GAAP income from operations and non-GAAP operating margin during the three and nine months ended September 30, 2013 when compared to the same periods in 2012 were primarily due to (i) the inclusion of Convio's subscription-based offerings which have historically yielded higher gross margins than our historical subscription-based offerings; (ii) an increase in demand for our online fundraising offerings and our payment processing services, which have also

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

historically yielded higher gross margins than our other offerings; and (iii) cost synergies realized from our improved operational efficiencies as we integrated the Convio operations. Also contributing to these increases were strategic investments made for our business optimization efforts and the re-engineering of our accounting processes during the nine months ended September 30, 2012 that did not recur in the same comparative period in 2013.
Restructuring
Restructuring costs consist primarily of severance and termination benefits associated with the realignment of our workforce in response to changes in the nonprofit industry and global economy, as well as the move of our San Diego, California operations to our Austin, Texas location. During the nine months ended September 30, 2013, we incurred $3.5 million in before-tax restructuring charges related to these activities. We had no restructuring activities during the nine months ended September 30, 2012.
Interest expense
Interest expense decreased $0.6 million during the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to decreases in our debt balance and the related effective interest rate. Interest expense increased $1.0 million during the nine months ended September 30, 2013 when compared to the same period in 2012. This increase in interest expense was directly related to the borrowings we incurred to fund our acquisition of Convio in May 2012.
Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(in millions)	Timing of recognition	September 30, 2013	December 31, 2012	Change	% Change
Maintenance	Over the term of the agreement, generally one year	$86.0	$81.7	$4.3	5%
Subscriptions	Over the term of the agreement, generally one to three years	70.7	65.9	4.8	7%
Services	As services are delivered	35.2	36.9	(1.7)	(5)%
License fees and other	Upon delivery of the product or service	2.1	0.5	1.6	320%
Total deferred revenue		194.0	185.0	9.0	5%
Less: Long-term portion		8.6	11.1	(2.5)	(23)%
Current portion		$185.4	$173.9	$11.5	7%
To the extent that our customers are billed for our products and services in advance of delivery, we record such amounts in deferred revenue. Deferred revenue attributable to maintenance and subscriptions increased during the nine months ended September 30, 2013 primarily as a result of an increase in billings for maintenance and subscriptions renewals. We generally invoice our maintenance and subscription customers in annual cycles. The decrease in deferred revenue from services during the nine months ended September 30, 2013 was mostly due to a decrease in upfront billings on consulting arrangements. The increase in deferred revenue from license fees and other was attributable to an increase in registration and sponsorship fees for our annual user conference.
Income tax provision
Our effective tax rates, including the effects of period-specific events, were:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Effective tax rate	43.0%	39.0%	41.7%	44.6%
The increase in the effective tax rate during the three months ended September 30, 2013 when compared to the same period in 2012 was due to an increase in nondeductible compensation of certain executive officers, a reduction in the 2012 benefit from

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

research and development credits, and an increase in the proportional earnings during the three months ended September 30, 2013 when compared to the same period in 2012 relative to the estimated full year earnings for the respective periods.
The decrease in the effective tax rate during the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily due to an increase in the benefit from research and development credits and a decrease in nondeductible acquisition costs, partially offset by an increase in nondeductible compensation of certain executive officers and an increase in pretax income. The research and development credits were reinstated in January 2013 with retrospective application to the 2012 tax year. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate of 35.0% due primarily to research and development tax credits, which were partially offset by foreign loss jurisdictions where we have determined a valuation allowance is appropriate, as well as state taxes. Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.
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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $4.0 million at September 30, 2013 and $3.8 million at December 31, 2012. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
Liquidity and capital resources
At September 30, 2013, cash and cash equivalents totaled $16.7 million, compared to $13.5 million at December 31, 2012. The $3.2 million increase in cash and cash equivalents during the nine months ended September 30, 2013, was principally attributable to cash generated from operations of $78.0 million, partially offset by the payment of dividends of $16.5 million, the purchase of computer equipment and software of $13.4 million and a net reduction in debt of $41.8 million.
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
We have drawn on our credit facility from time to time to help us meet financial needs, such as business acquisitions and purchases of common stock under our repurchase program. At September 30, 2013, our available borrowing capacity under our credit facility was $127.9 million. We believe our credit facility will provide us with sufficient flexibility to meet our future financial needs. The credit facility matures in February 2017.
At September 30, 2013, we had $173.7 million of outstanding borrowings under our credit facility. Our average daily borrowings were $178.4 million and $196.0 million during the three and nine months ended September 30, 2013, respectively.
Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of September 30, 2013
Leverage Ratio	< 2.75 to 1.0	1.64 to 1.00
Interest Coverage Ratio	> 3.50 to 1.0	16.85 to 1.00
Under our credit facility, we also have restrictions on the maximum amount of our annual capital expenditures, our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit facility, and (2) we must be in compliance with the leverage ratio set forth in the credit agreement. At September 30, 2013, we were in compliance with all debt covenants under our credit facility.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

At September 30, 2013, our total cash and cash equivalents balance includes approximately $7.5 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next 12 months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. Our current plans anticipate repatriating undistributed earnings in Canada. We currently do not intend nor anticipate a need to repatriate our other cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $78.0 million increased by $38.3 million during the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to an increase in earnings as adjusted for non-cash transactions. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.
Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, other liabilities and deferred revenue. Cash flow from operations associated with working capital increased $10.0 million during the nine months ended September 30, 2013 when compared to the same period in 2012. The net increase was primarily due to timing of cash paid for taxes and a decrease in our days sales outstanding that resulted in more cash collections on accounts receivable during the nine months ended September 30, 2013 when compared to the same period in 2012.
Investing cash flow
During the nine months ended September 30, 2012, we used approximately $280.5 million for the acquisition of Convio. Outside of this acquisition, cash used in investing activities was relatively unchanged year over year. During the nine months ended September 30, 2013, we spent $13.4 million on computer equipment and software associated with the infrastructure that supports our subscription-based offerings compared to $15.4 million during the same period in 2012. The decrease in cash used for property and equipment was partially offset in the 2013 period by a $1.8 million increase in capitalized software development costs from investments in our subscription-based offerings.
Financing cash flow
During the nine months ended September 30, 2013, we had a net reduction in debt of $41.8 million from payments made on outstanding borrowings compared to a net increase in debt of $245.0 million, used to fund the acquisition of Convio during the 2012 comparative period. Also during the nine months ended September 30, 2013, we paid dividends of $16.5 million, which was relatively consistent with the amount paid in the comparable period of 2012.
Commitments and contingencies
As of September 30, 2013, we had future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating leases(1)	$98.9	$10.4	$21.1	$20.7	$46.7
Debt and interest(2)	185.4	16.5	36.7	132.2	—
Total	$284.3	$26.9	$57.8	$152.9	$46.7

(1)	Our commitments related to operating leases have not been reduced by the future minimum lease commitments under sublease agreements, incentive payments and reimbursement of leasehold improvements.

(2)
Included in the table above is $11.7 million of interest. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions used in the above table.

The term loans under our credit facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the credit facility in February 2017.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

We utilize third-party relationships in conjunction with our products. The contractual arrangements vary in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. The total remaining minimum purchase commitments under these arrangements at September 30, 2013, were approximately $13.9 million through 2016. We incurred expense under these arrangements of $1.4 million and $2.1 million for the three and nine months ended September 30, 2013, respectively.
In February 2013, our Board of Directors approved our annual dividend rate of $0.48 per share for 2013. Dividends at the annual rate would aggregate to $22.1 million assuming 46.0 million shares of common stock are outstanding, although dividends are not guaranteed and our Board of Directors may decide to change or suspend dividend payments at any time for any reason. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate adequate operating cash flow.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.
Foreign currency exchange rates
Approximately 13% of our total net revenue for the nine months ended September 30, 2013 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $1.1 million and $1.2 million as of September 30, 2013 and December 31, 2012, respectfully.
The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian and Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. During the three and nine months ended September 30, 2013, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates has had a material impact on our consolidated results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.
Critical accounting policies and estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2013 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Blackbaud, Inc.

Item 3. Quantitative and qualitative disclosures about market risk
We have market rate sensitivity for interest rates and foreign currency exchange rates. Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt and the highly liquid, short-term nature and level of our cash and cash equivalents as of September 30, 2013, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2012 and September 30, 2013. For a discussion of our exposure to foreign currency exchange rate fluctuations, see the “Foreign currency exchange rates” section of Management’s discussion and analysis of financial condition and results of operations in this report.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.
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
The following table provides information about shares of common stock repurchased during the three months ended September 30, 2013. All of these purchases were of common stock withheld by us to satisfy minimum tax obligations of employees due upon vesting of restricted stock. The level of repurchase activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, July 1, 2013				$50,000
July 1, 2013 through July 31, 2013	1,829	$33.90	$—	$50,000
August 1, 2013 through August 31, 2013	83,835	$35.05	$—	$50,000
September 1, 2013 through September 30, 2013	21,465	$36.98	$—	$50,000
Total	107,129	$35.42	$—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. The program does not have an expiration date.

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

BLACKBAUD, INC.

Date:	November 4, 2013	By:	/s/ Anthony W. Boor
Anthony W. Boor
Interim President and Chief Executive Officer
(Principal Executive Officer)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)