Form 10-K
period 2013-12-31
BLACKBAUD INC
filed 2014-02-26
CIK 1280058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2013
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
Large accelerated filer  [X]                       Accelerated filer [ ]              Non-accelerated filer  [ ]     Smaller reporting company  [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 28, 2013 (based on the closing sale price of $32.57 on that date) was approximately $1,086,346,945. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s Common Stock outstanding as of February 12, 2014 was 46,119,969.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders currently scheduled to be held June 23, 2014 are incorporated by reference into Part III hereof. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2013.

BLACKBAUD, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions and projections. Statements which include the words “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “targets,” “plans,” “anticipates,” “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements.
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
Our customers use our products and services to help increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize operations. We have focused solely on the nonprofit market since our incorporation in 1982. At the end of 2013, we had more than 29,000 customers spread over 69 countries. Our customers come from nearly every segment of the nonprofit sector, including education, foundations, health and human services, faith-based, arts and cultural, public and societal benefits, environment and animal welfare, as well as international and foreign affairs.

Nonprofit Industry
The nonprofit industry is large and diverse
There were more than 1.6 million U.S. nonprofit organizations registered with the Internal Revenue Service in 2012, including nearly 1.1 million charitable 501(c)(3) organizations - double the number of charities in 1992. We estimate there are approximately another 3 million charities internationally.  According to Giving USA 2013, donations to U.S. nonprofit organizations in 2012 were $316.2 billion, amounting to 2.0% of U.S. GDP, a 3.5% increase from 2011 donations of $305.5 billion. The compound annual growth rate of donations over the 10-year period from 2002 to 2012 was 3.1%, not adjusted for inflation. These nonprofit organizations also receive fees for services they provide, which are estimated at more than $1.0 trillion annually.
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
Blackbaud Solutions
We offer a broad suite of products and services that address the fundraising needs and operational challenges facing nonprofit organizations. We provide our customers with cloud-based and on-premise software and related services that help them increase donations, reduce the overall costs of managing their businesses and build a strong sense of community while effectively managing communications with their constituents. We also offer a suite of analytical tools and related services that enable nonprofit organizations to extract, aggregate and analyze vast quantities of data to make better-informed operational decisions. In addition, we help our customers increase the returns on their technology investments by providing a broad range of consulting, training and professional services, maintenance and technical support as well as payment processing services.
Our Strategy
Our objective is to maintain and extend our position as the leading provider of software and related services designed specifically for nonprofit organizations, supporting their missions from fundraising to outcomes. Our key strategies for achieving this objective are to:
Achieve worldwide constituent relationship management (“CRM”) leadership for our CRM products
We offer a range of CRM products which we believe meet the needs of nonprofits of all sizes and across verticals within the nonprofit market. We intend to leverage our CRM portfolio to achieve worldwide leadership in nonprofit CRM by extending the penetration of our CRM product lines to larger, more complex nonprofit organizations, and expanding the reach of our CRM products designed for mid-sized and smaller nonprofits.
Grow our worldwide customer base
We intend to expand our industry-leading customer base and enhance our market position. We have established a strong market presence with more than 29,000 customers. We believe that the fragmented nature of the industry presents an opportunity for us to continue to increase our market penetration. We plan to achieve this by making use of our next generation solutions to continue transforming our business to cloud-based applications, which we expect will allow us to serve the entire mid-market customer segment. We also plan to streamline our sales efforts to the small market customer segment. Additionally, we intend to expand our direct sales efforts, especially with regard to national, enterprise and global account-focused sales teams.
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

Revolutionize the customer experience
We intend to make our customers' experience with us effective, efficient and satisfying from their initial interest in our products and services, through their decision to purchase, engage with customer support and utilize product enhancements. We continue to evolve the manner in which we package and sell our offerings to provide higher value combined with flexibility to meet the different needs of our existing and prospective customers. For example, we are increasing the number of our offerings sold under a subscription pricing model, which can make it easier for customers to purchase our solutions. We will continue to focus on providing the highest level of product support while continuing to enhance our existing products and developing new products and services designed to help allow our customers to more effectively achieve their missions.
Strategically pursue partnerships and acquisitions
We intend to continue to selectively pursue acquisitions, to expand existing partnerships and to develop new strategic partnerships to enter new markets and pursue significant untapped opportunities. We intend to develop these alliances with companies that provide us with complementary technology, customers and personnel with significant relevant experience, as well as to increase our access to additional geographic and vertical markets. We have completed significant acquisitions over the past five years both in the United States and internationally, including the acquisition of Convio, Inc. (Convio) in May 2012. The acquisition of Convio provided us with expanded subscription and online offerings and has accelerated our evolution to a subscription-based revenue model.
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
Following is a description of each of our operating units, each of which is a reportable segment for financial accounting purposes:

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

Products and Services
We provide cloud-based and on-premise software solutions and related services to our customers. During 2013, we generated revenue in four reportable segments (the ECBU, the GMBU, the IBU and Target Analytics) and in four geographic regions (United States, Canada, Europe and Asia Pacific), as described in more detail in Note 16 of our consolidated financial statements.
Our broad suite of software, services and analytical tools help nonprofit organizations manage the key aspects of their operations. By automating business processes, our products streamline operations for our customers and help to reduce the overall costs of operating their organizations. We provide solutions that address many of the technological and business process needs of our customers, including:

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

Software products
We provide our wide variety of solutions to nonprofit organizations in several ways. We offer our products as software-as-a-service (“SaaS”), on a perpetual license basis, or as “hosted” software offerings, which can be used individually to help organizations with specific functions, such as fundraising, constituent relationship management, financial management, website management and prospect research, or combined into a fully-integrated suite of tools to help them manage multiple areas of their operations.

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

Blackbaud CRM
Blackbaud CRM is a flexible, extensible, scalable and secure web-based CRM solution. It is our lead offering for organizations with complex fundraising needs across all verticals, specializing in supporting sophisticated major giving, membership and high volume direct marketing programs. Blackbaud CRM helps organizations build deeper and more personalized relationships with constituents, build their brand through online engagement and multi-channel communication tools, and more effectively fundraise, leveraging campaign management, business intelligence and analytics. Blackbaud CRM can be sold as an integrated solution with our enterprise online solutions to enable multi-channel marketing, online engagement and event fundraising.

Luminate CRM
Luminate CRM is our preferred fundraising and CRM offering for mid-tier cause and cure nonprofits and is sold as a single integrated solution with Luminate Online. Luminate CRM is built on the SalesForce.com SaaS computing application platform and offers nonprofits an extensible suite via the SalesForce App Exchange for consolidating information and business processes into one system. The core components of Luminate CRM are campaign management, constituent relations, business intelligence and analytics. When combined with Luminate Online, it provides best-in-class functionality to help nonprofits with online fundraising, peer-to-peer event fundraising, email marketing, advocacy and website management.

eTapestry
eTapestry is a SaaS donor management and fundraising solution built specifically for smaller nonprofits. It offers nonprofit organizations a cost-effective way to manage donors, process gifts, create reports, accept online donations and communicate with constituents. eTapestry was built to operate in a hosted environment and to be accessed online. This technology provides a system that is simple to maintain, efficient to operate and is intuitively easy to learn without extensive training.

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

Everyday Hero
Everyday Hero is an event-driven web-based fundraising solution in Asia-Pacific and the UK. The Everyday Hero solution is focused on meeting the peer-to-peer fundraising needs of nonprofits internationally. It is a leading donor acquisition tool, and helps nonprofits in Asia-Pacific and the UK connect with a younger, more online-focused generation of donors, a first step in helping nonprofits develop long-term relationships with their supporters. We currently plan to make Everyday Hero available to nonprofits in the U.S. beginning in 2014.

Online Express
Blackbaud Online Express is a simple, cloud-based online fundraising and marketing tool designed for smaller nonprofit organizations using The Raiser’s Edge. Launched in 2013, it provides nonprofits with easy-to-use features and functionality such as email marketing, donation forms, event registrations, and dashboard metrics.

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

Events Management
TeamRaiser
TeamRaiser is a complete online fundraising solution that allows nonprofits to tap into the personal networks of their strongest supporters and mobilize volunteers online. Organized around central fundraising events such as runs, walks or rides, it gives nonprofit constituents the ability to create fundraising web pages and send donation appeals via email to their family and friends.
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

Analytics services
Target Analytics provides comprehensive solutions for donor acquisition, prospect research, data enrichment, and performance management, enabling nonprofits to define effective campaign strategies and maximize fundraising results. Target Analytics offers services, software, analytics and data within the following areas:

Donor Acquisition - Target Analytics leverages unique data assets to create acquisition mailing lists and predictive models that identify donor populations that meet the affinity, value and response criteria of our nonprofit clients. Nonprofit organizations use our prospect lists to solicit gifts and other support.

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

Maintenance
Most of our customers that license our software products enroll in one of our maintenance and support programs. In each of the past five years, approximately 95% of our customers have renewed their maintenance plans. Customers enrolled in the programs enjoy fast, reliable customer support, receive regular software updates, stay up-to-date with support newsletters and have unlimited, around-the-clock access to support resources, including our extensive knowledgebase and forums. Customers who enroll in upgraded maintenance plans receive enhanced benefits such as call support priority and dedicated support resources.

Payment processing
Our products provide our customers payment processing capabilities that enable their donors to make donations and purchase goods and services using numerous payment options, including credit card and automated clearing house (“ACH”) checking transactions, through secure online transactions. Blackbaud Merchant Services is a value-added service integrated with our solutions that makes credit card processing simple and secure. Customers are charged one rate for transactions, with no extra fees, making Blackbaud Merchant Services a competitive option. The service also provides customers with a payment card industry (“PCI”) compliant process and streamlined bank reconciliation.

Customers
We have customers in every principal vertical market within the nonprofit industry. At the end of 2013, we had more than 29,000 active customers ranging from small, local charities, to healthcare and higher education organizations, to the largest national health and human services organizations. Our largest single customer accounted for approximately 1% of our 2013 consolidated revenue.

Sales and Marketing
The majority of our software and related services are sold through our direct sales force. Our direct sales force is complemented by a team of account development representatives responsible for sales lead generation and qualification. These sales and marketing professionals are located throughout the United States, United Kingdom, the Netherlands, Canada, Australia and New Zealand. As of December 31, 2013, we had 271 direct sales employees. We plan to continue expanding our direct sales force in the Americas, Europe, Australia and Asia as our operations grow internationally and market demand continues to recover from the current economic environment.
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

Competition
The market for software and related services in the nonprofit sector is highly competitive and fragmented. For certain areas of the market, entry barriers are low. However, we believe our experience and product depth makes us a strong competitor. We expect to continue to see new competitors as the market matures and as nonprofit organizations become more aware of the advantages and efficiencies attainable through the use of specialized software. A number of diversified software enterprises have made acquisitions or developed products for the market, including Ellucian, Abila (formerly Sage Nonprofit Solutions), FrontStream Payments, Bloomerang and Campus Management. Other companies that compete with us, such as Microsoft, Salesforce.com and Oracle, have greater marketing resources, revenue and market recognition than we do. They offer some products that are designed specifically for nonprofits, in addition to some of their products which have a degree of functionality for nonprofits that could be considered competitive. These larger companies could decide to focus more on the nonprofit sector with new, directly competitive products or through acquisitions of our current competitors.

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
We also compete with providers of traditional, less automated fundraising services, including parties providing services in support of traditional direct mail campaigns, special events fundraising, peer to peer, telemarketing and personal solicitations. Although there are numerous general software developers marketing products that have some application in the nonprofit market, these competitors have generally neglected to focus specifically on this market and typically lack the domain expertise to cost effectively build or implement integrated solutions for the market's needs. We believe we compete successfully against these traditional fundraising services, primarily because our products and services are more automated, more robust, more tailored to the needs of nonprofits and more efficient.

Research and Development
We have made substantial investments in research and development and expect to continue to do so as a part of our strategy to introduce additional products and services. As of December 31, 2013, we had 464 employees working on research and development. Our research and development expenses for 2013, 2012 and 2011 were $65.6 million, $64.7 million and $47.7 million, respectively.

Technology and Architecture
We have products, such as Blackbaud CRM, that are built on the Microsoft.Net framework platform. These products are web-delivered applications utilizing a Service Oriented Architecture built on Internet standards and protocols such as HTTP, XML and SOAP. This architecture is designed to support flexible deployment scenarios including on-premise, hosted applications, and SaaS. The applications expose web service application programming interfaces so that functionality and business logic can be accessed programmatically from outside the context of an interactive user application.
Each of our Luminate products, including Luminate Online, Luminate CRM and TeamRaiser, are SaaS applications that are open and extensible and employ a multi-tenant architecture requiring only a web browser for client access. Luminate Online and TeamRaiser share a common codebase and database, and are built on the Java runtime environment. Luminate CRM is built on the SalesForce.com platform.
Our version 7.x generation products (e.g. The Raiser's Edge and Blackbaud CRM) utilize a three-tier client server architecture built on the Microsoft Component Object Model, or COM.
Regardless of product choice, the development strategies of our solutions are designed to be:

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

Intellectual Property and Other Proprietary Rights
To protect our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws in various jurisdictions, as well as employee and third-party nondisclosure agreements and confidentiality procedures. We have a number of registered trademarks, including “Blackbaud,” “The Raiser's Edge,” “Blackbaud CRM” and “Luminate.” We have applied for additional trademarks. We currently have two active patents on our technology, and have a total of three pending patent applications.

Employees
As of December 31, 2013, we had 2,666 employees, none of which are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.

Working Capital
For a discussion of our working capital practices, see “Management’s discussion and analysis of financial conditions and results of operations — Liquidity and capital resources” in Item 7 in this report.

Available Information
Our website address is www.blackbaud.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after such material is electronically filed with or furnished to the SEC, but other information on our website is not incorporated into this report. The SEC maintains an Internet site that contains these reports at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of February 15, 2014:

Name	Age	Title
Michael P. Gianoni	53	President and Chief Executive Officer
Anthony W. Boor	51	Senior Vice President and Chief Financial Officer
Charles T. Cumbaa	61	Senior Vice President, New Business Development
Joseph D. Moye	52	President, Enterprise Customer Business Unit
Kevin Mooney	55	President, General Markets Business Unit
Bradley J. Holman	52	President, International Business Unit
John J. Mistretta	58	Senior Vice President of Human Resources

Michael P. Gianoni joined us as President and Chief Executive Officer in January 2014. Prior to joining us, he served as Executive Vice President and Group President, Financial Institutions at Fiserv, Inc., a global technology provider serving the financial services industry, from January 2010 to December 2013. He joined Fiserv as President of its Investment Services division in December 2007, where he was responsible for product, technology, sales, finance, operations and strategy. Mr. Gianoni was Executive Vice President and General Manager of CheckFree Investment Services, which provided investment management solutions to financial services organizations, from June 2006 until December 2007 when CheckFree was acquired by Fiserv. From May 1994 to November 2005, he served as Senior Vice President of DST Systems Inc., a global provider of technology-based service solutions, where he led various divisions focused on developing new platforms while ensuring stronger operational controls. Mr. Gianoni holds an AS in electrical engineering from Waterbury State Technical College, a BS with a business concentration from Charter Oak State College and an MBA from the University of New Haven.

Anthony W. Boor joined us as Senior Vice President and Chief Financial Officer in November 2011 and served as our interim President and Chief Executive Officer from August 2013 to January 2014. Prior to joining us, he served as an executive with Brightpoint, Inc., a global provider of device lifecycle services to the wireless industry, beginning in 1999, most recently as its Executive Vice President, Chief Financial Officer and Treasurer. He also served as the interim President of Europe, Middle East and Africa during Brightpoint's significant restructuring of that region. Mr. Boor served as Director of Business Operations for Brightpoint North America from August 1998 to July 1999. Prior to joining Brightpoint, Mr. Boor was employed in various financial positions with Macmillan Computer Publishing, Inc., a Viacom owned book publishing company specializing in computer hardware and software related topics, Day Dream Publishing, Inc., a publishing company specializing in calendars, posters and time management materials, Ernst & Young LLP, an accounting firm, Expo New Mexico, a state owned fair and expo grounds and live para-mutual horse racing venue, KPMG LLP, an accounting firm, and Ernst & Whinney LLP, an accounting firm. He holds a BS in Accounting from New Mexico State University.

Charles T. Cumbaa has served as our Senior Vice President of New Business Development since May 2012. He joined us in May 2001 and served as Senior Vice President of Products and Services until December 2009. He also served as our President, Enterprise Customer Business Unit from January 2010 to April 2012. Prior to joining us, Mr. Cumbaa was Executive Vice President with Intertech Information Management, a provider of information management solutions, from December 1998 until October 2000. From 1992 until 1998, he was President and Chief Executive Officer of Cognitech, Inc., a software company he founded. From 1984 to 1992 he was Executive Vice President of Sales and Services at Sales Technologies, a sales force automation company. Prior to that, he was employed by McKinsey & Company, a consulting firm. Mr. Cumbaa holds a BA from Mississippi State University and an MBA from Harvard Business School.

Joseph D. Moye has served as our President, Enterprise Customer Business Unit since October 2012. Before joining us, Mr. Moye was President and Chief Executive Officer for Capgemini Government Solutions, a provider of consulting and technology services to government agencies, from October 2009 to October 2012 where he led the company's expansion in the U.S. public sector marketplace. From October 2006 to September 2009, he was Vice President of Capgemini Group. From January 2000 to September 2005, he was President and Chief Executive Officer of Gazelle Consulting, Inc., a branded leader in business intelligence professional services. Gazelle was acquired by Adjoined Consulting in 2005 and Mr. Moye integrated his team, led the combined business intelligence practice of Adjoined and, ultimately Kanbay's practice after its acquisition of Adjoined, prior to Capgemini acquiring Kanbay. Before founding Gazelle Consulting, Mr. Moye held multiple leadership positions with Sequent Computer Systems, a provider of data center systems and solutions, and Unisys, a provider of IT services, software and technology, where he was responsible for leading business units and channels both domestically and internationally. Mr. Moye holds a BS in Business Administration from Florida State University.

Kevin W. Mooney has served as our President, General Markets Business Unit since January 2010. He joined us in July 2008 as our Senior Vice President of Sales & Marketing and Chief Commercial Officer. Before joining Blackbaud, Mr. Mooney was a senior executive at Travelport GDS from August 2007 to May 2008. As Chief Commercial Officer of Travelport GDS, one of the world's largest providers of information services and transaction processing to the travel industry, Mr. Mooney was responsible for global sales, marketing, training, service and support activities. Prior to that he was Chief Financial Officer for Worldspan from March 2005 until it was acquired by Travelport in August 2007. Mr. Mooney has also held key executive positions in the telecommunications industry and he is a member of the Board of Directors of tw telecom inc., a publicly traded managed network services company. Mr. Mooney graduated from Seton Hall University and holds an MBA in Finance from Georgia State University.

Bradley J. Holman, President of the International Business Unit, joined us in November 2010. Prior to joining Blackbaud, Mr. Holman served as Partner and Chief Commercial Officer at ATI Business Group, a Jakarta-based company that provides outsourcing and technical services to the aviation and travel sectors, from February 2010 to October 2010. Prior to that, from June 2006 to February 2010, Mr. Holman served as President of Travelport's Asia Pacific operations, which provides information services and transaction processing to the travel industry. From July 2001 to May 2006, Mr. Holman held various senior management roles at Travelport, including Senior Vice President of airline services in Asia Pacific and Managing Director of operations in Europe, Middle East and Africa. Mr. Holman holds a BCom. from University of Western Australia.

John J. Mistretta, our Senior Vice President of Human Resources, joined us in August 2005. Prior to joining us, Mr. Mistretta was an Executive Vice President of Human Resources and Alternative Businesses at National Commerce Financial Corporation, a financial services company, from 1998 to 2005. Earlier in his career, Mr. Mistretta held various senior Human Resources positions over a thirteen year period at the banking firm Citicorp. Mr. Mistretta holds a MS in Counseling and a BA in Psychology from the State University of New York at Oswego.

Item 1A. Risk factors

Our business operations face a number of risks. These risks should be read and considered with other information provided in this report.
General economic factors, both domestically and internationally, might adversely affect our financial performance.
General economic conditions, globally or in one or more of the markets we serve, might adversely affect our financial performance. Weakness in the financial and housing markets, inflation, higher levels of unemployment, unavailability of consumer credit, higher consumer debt levels, volatility in credit, equity and foreign exchange markets, higher tax rates and other changes in tax laws, overall economic slowdown and other economic factors could adversely affect donations to nonprofits, reducing their revenue and, therefore, possibly their demand for the products and services we sell and lengthen our sales and payment cycles. Higher interest rates, inflation, higher costs of labor, insurance and healthcare, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States could increase our cost of sales and operating, selling, general and administrative expenses and otherwise adversely affect our operations and operating results. These factors affect not only our operations, but also the operations of suppliers from whom we purchase or license products and services, a factor that could result in an increase in the cost to us of our products and services, reducing our margins. These factors also affect our customers who may reduce their purchasing of our solutions due to adverse effects of certain economic factors.
We significantly increased our leverage in connection with acquisitions
We incurred a substantial amount of indebtedness in connection with recent acquisitions. As a result of this indebtedness, our interest payment obligations have increased. The degree to which we are leveraged could have adverse effects on our business, including the following:

•
Requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends and other general corporate purposes;

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

•
Providers of traditional, less automated fundraising services, such as services that support traditional direct mail or email campaigns, special events fundraising, telemarketing and personal solicitations;

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
A substantial portion of our revenue is currently derived from The Raiser's Edge, Luminate Online, Blackbaud CRM and The Financial Edge, and a decline in sales or renewals of these or similar products and related services could harm our business.
We derive a substantial portion of our revenue from the sale of The Raiser's Edge, Luminate Online, Blackbaud CRM and The Financial Edge, and other products that help customers manage constituent relationships and related services, and we expect revenue from these products and related services to continue to account for a substantial portion of our total revenue for the foreseeable future. For example, revenue from the sale of The Raiser's Edge and related services represented approximately 28%, 30% and 35% of our total revenue in 2013, 2012 and 2011, respectively. Because we often sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support, our future license, services and maintenance revenue are substantially dependent on sales to new customers. On the other hand, for our subscription products, we sell our software on an annual or multiyear basis and for annualized fees substantially lower than we would charge for a perpetual license for the same product, so that we depend on customer renewals for future revenues. If renewal rates for the products are lower than expected for any reason, our operating results would be materially and adversely affected. In addition, we frequently sell these or similar products to new customers and then attempt to generate incremental revenue from the sale of additional products and services. If demand for The Raiser's Edge, Luminate Online, Blackbaud CRM, The Financial Edge or similar products declines significantly, our business would suffer.
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
The implementation of our products and services, particularly in our large CRM engagements, frequently involves complex configuration, business process reengineering and system interfaces and can extend for a year or more. Our enterprise CRM product offerings are complex and we may not have historical experience with unanticipated implementation challenges or complexities that could arise in these engagements. Further, these projects typically are heavily dependent on customer participation, communication and timely responsiveness throughout the implementation cycle. As the complexity of these engagements increases, our revenues and profitability could suffer from delays in project completion and having to perform unplanned incremental services at rates substantially below our normal hourly rates or make investments in the form of non-billable service hours or other concessions. If we are unsuccessful in implementing our products or if we experience delays, it could have a material adverse effect on our profitability and the timing and predictability of our revenue.

If our customers do not renew their annual maintenance and support agreements or subscriptions for our products or if they do not renew them on terms that are favorable to us, our business might suffer.
Most of our maintenance agreements and subscriptions are for a one year term. As the end of the annual period approaches, we seek the renewal of the agreement with the customer. Historically, maintenance and subscriptions renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements or subscriptions with us on beneficial terms or at all, our business, operating results and financial condition could be harmed. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our products and services and their ability to continue their operations and spending levels.
We might not generate increased business from our current customers, which could limit our revenue in the future.
Our ability to grow revenue is highly dependent on the success of our efforts to sell additional products and services to our existing customers. Many of our customers initially make a purchase of only one or a limited number of our products or only for a single department within their organization. These customers might choose not to expand their use of or make additional purchases of our products and services. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or even decrease. In addition, as we deploy new applications and features for our existing products or introduce new products and services, our current customers could choose not to purchase these new offerings.
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
We depend on our principal executive offices and other facilities for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks and natural disasters such as hurricanes and earthquakes, could disrupt one or more of these facilities and adversely affect our operations. In addition, our Charleston headquarters require a remediation effort to improve weather resistance. This remediation effort is the responsibility of the landlord, but delays in the remediation or disruption caused by the remediation effort could have an adverse effect on our operations. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.
If the security of our software is breached, we fail to securely collect, store and transmit customer information, or we fail to safeguard confidential donor data, our products and services might be perceived as not being secure and our reputation and business could suffer.
Fundamental to the use of our products is the secure collection, storage and transmission of confidential donor and end user information. The commercially available network and application security, internal control measures, and physical security procedures to safeguard our systems, may not be sufficient to prevent a security breach, intrusion, loss or theft of personal information will not occur, which may harm our business, customer reputation and future financial results. Any such breach may require us to expend significant resources to address, including notification under data privacy regulations.
Additionally, despite our efforts to combat such measures, computer hackers may attempt to penetrate or bypass our data protection and other security measures and gain unauthorized access to our networks, systems and data or compromise the confidential information of data of our customers. Computer hackers may be able to develop and deploy computer viruses, worms, and other malicious software programs that could attack our products and services, exploit potential security vulnerabilities of our products and services, create system disruptions and cause shutdowns or denials of service. Data may also be accessed or modified improperly as a result of employee or supplier error or malfeasance and third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’ data or our IT systems. These risks for us will increase as we continue to grow our cloud-based offerings and services and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ business in cloud-based IT environments, especially in customer sectors involving particularly sensitive data such as health sciences, financial services and the government. We also have an active acquisition program and have acquired a number of companies, products, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to our acquisitions, we may still inherit such risks when we integrate these acquisitions within our business.

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
Governments in some jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. This legislation could reduce the demand for our software products if we fail to design or enhance our products to enable our customers to comply with the privacy and security measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer data privacy legislation. For example, we are subject to the privacy provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and might be subject to similar provisions of the Gramm-Leach-Bliley Act and related regulations. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. As part of the American Recovery and Reinvestment Act of 2009, Congress passed the Health Information Technology for Economic and Clinical Health Act, or HI-TECH Act. The HI-TECH Act expands the reach of data privacy and security requirements of HIPAA to service providers. HIPAA and associated United States Department of Health and Human Services regulations permit our customers in the healthcare industry to use certain demographic protected health information (such as name, email or physical address and dates of service) for fundraising purposes and to disclose that subset of protected health information to their service providers for fundraising. We may be included in this service provider group under the revised HIPAA regulations by virtue of our service provider relationship with our customers in the healthcare industry. In general, we seek to contractually prohibit our healthcare industry customers from using other types of health information of their clients for fundraising purposes that would be non-compliant with HIPAA, but we believe monitoring our healthcare customers' compliance with such prohibitions is not legally required of service providers and would be cost prohibitive. The law and regulations under HI-TECH are new and still subject to change or interpretation by legal authorities who could cause additional compliance burdens. If we or our customers were found to be subject to and in violation of any of these laws or other data privacy laws or regulations, our business could suffer and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and our customers and make it more difficult for donors to make online donations.
We are in the information technology business, and our products and services store, retrieve, manipulate and manage our customers’ information and data. The effectiveness of our software products relies on our customers’ storage and use of data concerning their donors, including financial, personally identifying and other sensitive data and our business uses similar systems that require us to store and use data with respect to our customers and personnel. Our collection and our customers’ collection and use of this data might raise privacy and security concerns and negatively impact our business or the demand for our products and services. If a breach of data security were to occur, our business may be materially and adversely impacted and products may be perceived as less desirable, which would negatively affect our business and operating results.
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
Conforming our products and services to PCI DSS is expensive and time-consuming. Our failure to achieve or maintain compliance with PCI DSS could make customers believe we are unable to detect and prevent unauthorized use of credit cards and bank account numbers or protect confidential donor data and our reputation and business might be harmed.
Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our payroll and payments businesses. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that funds may be misappropriated due to fraud. The systems supporting our business are comprised of multiple technology platforms that are difficult to scale. If we are unable to effectively manage our systems and processes we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our business. In our payments processing services business, if merchants for whom we process payment transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions, we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments.
As a result of the evolution of our business model to meet customer demand, roughly two thirds of our revenue is now from subscriptions and services, which produces substantially lower gross margins than our traditional license and maintenance revenue. Continuation of this trend will dilute our overall gross margins.
Over the past several years we have evolved our business model toward subscription and service based delivery and away from the traditional software model of perpetual licenses with term-based maintenance. For example, in 2013 our subscription revenue exceeded our combined license and maintenance revenue for the first time, and together subscription and services revenue comprised approximately two thirds of our total revenue. These changes in our model have been driven by customer demand, and we believe have the long-term benefit of producing more predictable and recurring long-term revenue streams. However our subscription and services revenue generate substantially lower gross margins than our product license revenue. For example, in 2013, our subscriptions and services gross margins were 56% and 18%, respectively, whereas for the same period our license and maintenance revenue gross margins were 83% and 81%, respectively. We expect that over time the shift toward subscription and services revenue will continue. If we are unable to achieve economies of scale in our subscription business or increase efficiency in our services business, our overall margins will be adversely affected. Additionally, if nonprofits in general, and specifically our customers and prospects, desire to adopt our subscription offerings much more rapidly than we currently anticipate and we are unable to respond in a timely fashion, we could encounter significant adverse effects to our business, including substantial capital expenditures, reduction in profitability, decrease in revenue growth and/or we could become potentially less competitive, resulting in a loss of market share.

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
Our quarterly revenue and results of operations are difficult to forecast. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful and that such comparisons might not be accurate indicators of future performance. The reasons for these fluctuations include but are not limited to:

•	The size and timing of sales of our software, including the relatively long sales cycles associated with many of our larger software sales;

•	Budget and spending decisions by our customers;

•	The degree of judgment required to estimate large consulting service engagements;

•	Scheduling considerations by our customers as they impact the delivery of purchased services;

•	Varying accounting treatments based upon the facts and circumstances of each arrangement;

•	Utilization of our professional services personnel;

•	Market acceptance of new products we release or acquire;

•	Changes in general economic conditions and conditions in the markets we serve;

•	Costs related to acquisitions of technologies or businesses;

•	The growth rates of certain market segments in which we compete;

•	The amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	Changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	The rate of expansion and productivity of our sales force and the impact of reorganizations of our sales force;

•	Technical difficulties or interruptions in our service;

•	Changes in foreign currency exchange rates;

•
Changes in the effective tax rates due to changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, changes in federal, state or international tax laws and accounting principles, changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period, results of tax examinations by local and foreign taxing authorities;

•	Expenses related to significant, unusual or discrete events which are recorded in the period in which the events occur;

•	Regulatory compliance costs; and

•	Extraordinary expenses such as litigation or other dispute-related settlement payments.
Many of these factors are outside of our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues, operating results, changes in our deferred revenue and unbilled deferred revenue balances and cash flows may not be meaningful and should not be relied upon as an indication of future performance.
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
To meet our objectives successfully, we must attract and retain highly qualified personnel with specialized skill sets. If we are unable to attract suitably qualified management, there could be a material adverse impact on our business. In addition, to execute our continuing growth plans, we need to increase the size and maintain the quality of our sales force, software development staff and our professional services organization. Competition for qualified personnel can be intense, and we might not be successful in attracting and retaining them. The pool of qualified personnel with experience working with or selling to nonprofit organizations is limited overall and specifically in Charleston, South Carolina, where our principal office is located. Our ability to maintain and expand our sales, product development and professional services teams will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to, and the specific needs of, nonprofit organizations. For these reasons, we have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales and services personnel to become productive, particularly with respect to obtaining and supporting major customer accounts. We might also engage additional third-party consultants as contractors, which could have a negative impact on our earnings. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our products and services, we could experience a shortfall in revenue or earnings and not achieve our planned growth.
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
We currently have operations in Canada, United Kingdom, the Netherlands, Ireland, Australia and New Zealand, and we intend to expand further into international markets. We have limited experience in international operations and might not be able to compete effectively in international markets. Our international offices generated revenues of approximately $63.9 million, $61.0 million and $53.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Accordingly, international revenue increased 4.8% and 13.8% in 2013 and 2012, respectively. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors.
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
We expect that an increasing portion of our international revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. If we expand our international operations, exposures to gains and losses on foreign currency transactions may increase.
Material defects or errors in the software we use to deliver our services could harm our reputation, result in significant costs to us and impair our ability to sell our services.
The software applications underlying our services are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service, and new errors in our existing service may be detected in the future. Any defects that cause interruptions to the availability of our services could result in adverse impacts to our business, including:

•	A reduction in sales or delay in market acceptance of our services;

•	Sales credits or refunds to our customers;

•	Loss of existing customers and difficulty in attracting new customers;

•	Diversion of development resources;

•	Harm to our reputation; and

•	Increased warranty and insurance costs.
After the release of our services, defects or errors may also be identified from time to time by our internal team and by our customers. The costs incurred in correcting any material defects or errors in our services may be substantial and could harm our operating results. Furthermore, our customers may use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts, impact our reputation and cause significant customer relations problems.
Our failure to obtain licenses for third-party technologies could harm our business.
We expect to continue licensing technologies from third parties, including applications used in our research and development activities, technologies which are integrated into our products and products that we resell. We believe that the loss of any third-party technologies currently integrated into our products could have a material adverse effect on our business. Our inability in the future to obtain any third-party licenses on commercially reasonable terms, or at all, could delay future product development until equivalent technology can be identified, licensed or developed and integrated. This inability in turn would harm our business and operating results. Our use of third-party technologies exposes us to increased risks including, but not limited to, risks associated with the integration of new technology into our products, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs.
Claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party may require us to incur significant costs, enter into royalty or licensing agreements or develop or license substitute technology.
We may in the future be subject to claims that our technologies in our products and services infringe upon the intellectual property or other proprietary rights of a third party. In addition, the vendors providing us with technology that we use in our own technology could become subject to similar infringement claims. Although we believe that our products and services do not infringe any intellectual property or other proprietary rights, we cannot be certain that our products and services do not, or that they will not in the future, infringe intellectual property or other proprietary rights held by others. Any claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts, or obtain a license to continue to use the products and services that are the subject of the claim, and/or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license on commercially reasonable terms from the third party asserting any particular claim, or that we would be able to successfully develop alternative technology on a timely basis, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the products and services. In addition, we generally provide in our customer agreements for certain products and services that we will indemnify our customers against third-party infringement claims relating to technology we provide to those customers, which could obligate us to pay damages if the products and services were found to be infringing. Infringement claims asserted against us, our vendors or our customers may have a material adverse effect on our business, prospects, financial condition and results of operations.
Our solutions utilize open source software, which may subject us to litigation, require us to re-engineer our solutions, or otherwise divert resources away from our development efforts.
We use open source software in connection with certain of our solutions. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “BSD-style” licenses and other open source licenses.  There is little legal precedent governing the interpretation of many of the terms of some of these licenses, and therefore the potential impact of these terms on our business is currently unable to be determined and may result in unanticipated obligations regarding our products and technologies.  From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to litigation by parties claiming ownership of open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their own software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business.
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
In addition, the laws of some foreign countries do not protect our proprietary rights in our products to the same extent as do the laws of the United States. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our products is difficult, and litigation could become necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, and could result in substantial diversion of management attention and resources and materially harm our business, financial condition and results of operations.
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
In connection with the initial acquisition of our common stock as part of our recapitalization in 1999, we recorded approximately $107.0 million as a deferred tax asset. As of December 31, 2013, we have deferred tax assets recognized of $60.1 million, of which $5.8 million relates to our 1999 recapitalization.
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
Included in our deferred tax asset balance is $14.6 million related to federal net operating loss carryforwards at December 31, 2013. Our federal net operating loss carryforwards are subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors set forth in the Internal Revenue Code. If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration, which would have an adverse effect on our future cash flow, financial condition and results of operations.
We might face challenges in integrating acquisitions and, as a result, might not realize the expected benefits of these acquisitions.
We have completed significant acquisitions over the past five years and we may undertake additional acquisitions in the future. Managing and integrating the operations and personnel of an acquired company can be a complex process. The integration might not be completed rapidly or achieve the anticipated benefits of the acquisition. The successful integration of acquired companies will require, among other things, coordination of various departments, including product development, engineering, sales and marketing and finance. Further, a successful integration of acquired companies internal control structure will be required. The diversion of the attention of management and any difficulties encountered in this process could cause the disruption of, or a loss of momentum in, sales or product development. If we are unable to successfully integrate the operations and personnel of our recently acquired companies, or if there is any significant delay in achieving integration, we will not realize the revenue growth, synergies and other anticipated benefits we expected and our business and results of operations could be adversely affected.
If we are unable to retain key personnel of our acquisitions, our business may suffer.
The success of our acquisitions will depend in part on our ability to retain their engineering, sales, marketing, development and other personnel. It is possible that these employees might decide to terminate their employment. If key employees terminate their employment, the sales, marketing or development activities of acquired companies might be adversely affected, our management's attention might be diverted from successfully integrating the acquired operations and to hiring suitable replacements and, as a result, our business might suffer.
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
We will need to continue to grow our infrastructure to address our acquisitions and other potential market opportunities. Our growth will continue to place, to the extent that we are able to sustain such growth, a strain on our management, administrative, operational and financial infrastructure. If we continue to grow our operations, by way of additional business combinations or otherwise, we may not be effective in enlarging our physical facilities and our systems and our procedures or controls may not be adequate to support such expansion or our business generally. If we are unable to manage our growth, our operating costs may increase and our operating margins may decrease.
Increasing government regulation could affect our business.
We are subject, not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to electronic commerce and other regulations. Although there are currently few such laws and regulations, state, federal and foreign governments may adopt laws and regulations applicable to our business. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance. If such a decline occurs, companies may decide in the future not to use our products and services. Any new laws or regulations in the following areas, among others, could affect our business:

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
Item 1B. Unresolved staff comments
None.
Item 2. Properties
We lease our headquarters in Charleston, South Carolina which consists of approximately 220,000 square feet. The lease on our Charleston headquarters expires in October 2024, and we have the option for two 5-year renewal periods. We also lease additional facilities in Charleston, South Carolina; Austin, Texas; Indianapolis, Indiana, Cambridge, Massachusetts; Washington D.C.; San Diego and Emeryville, California; Overland Park, Kansas; Lincoln, Nebraska; Miami, Florida; Almere, the Netherlands; Glasgow, Scotland; Dublin, Ireland; London, England; East Brisbane, Australia; and Sydney, Australia. We believe that our properties are in good operating condition and adequately serve our current business operations for all of our business segments. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
Item 3. Legal proceedings
From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4. Mine safety disclosures
Not applicable.

PART II
Item 5. Market for registration's common equity, related stockholder matters and issuer purchases of equity securities
Our common stock began trading on the NASDAQ National Market under the symbol “BLKB” on July 26, 2004. On July 1, 2006, our common stock began trading on NASDAQ’s newest market tier, the NASDAQ Global Select Market. The following table sets forth the high and low sales prices for shares of our common stock, as reported by NASDAQ for the periods indicated.
Blackbaud quarterly high and low stock prices

	High	Low
Fiscal year ended December 31, 2013
First quarter	$30.84	$22.85
Second quarter	$34.44	$27.68
Third quarter	$40.00	$32.54
Fourth quarter	$42.23	$33.88
Fiscal year ended December 31, 2012
First quarter	$34.00	$22.63
Second quarter	$33.93	$24.02
Third quarter	$28.34	$22.98
Fourth quarter	$24.88	$20.99
As of February 12, 2014, there were approximately 156 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record. On February 12, 2014, the closing price of our common stock was $32.56.

Stock performance graph
The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The graph covers the most recent five-year period ending December 31, 2013. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2008, and that all dividends are reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Blackbaud, Inc.
NASDAQ Composite
NASDAQ Computer & Data Processing

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Blackbaud, Inc.	$100.00	$179.61	$200.64	$218.64	$183.59	$307.39
NASDAQ Composite	$100.00	$144.88	$170.58	$171.30	$199.99	$283.39
NASDAQ Computer & Data Processing	$100.00	$165.29	$179.77	$177.69	$191.22	$290.35

Common stock acquisitions and repurchases
 The following table provides information about shares of common stock acquired or repurchased during the three months ended December 31, 2013. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon vesting of restricted stock awards and units and exercise of stock appreciation rights.

Period	Total number of shares acquired or purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, October 1, 2013				$50,000
October 1, 2013 through October 31, 2013	6,187	$40.52	—	$50,000
November 1, 2013 through November 30, 2013	141,615	$35.56	—	$50,000
December 1, 2013 through December 31, 2013	23	$36.97	—	$50,000
Total	147,825	$35.77	—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

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
In accordance with this dividend policy, we paid quarterly dividends at an annual rate of $0.48 per share in 2013 and 2012, resulting in an aggregate dividend payment to stockholders of $22.1 million and $21.7 million in 2013 and 2012, respectively. In February 2014, our Board of Directors approved an annual dividend rate of $0.48 per share for 2014. We declared a first quarter dividend of $0.12 per share payable on March 14, 2014, to stockholders of record on February 28, 2014, and currently intend to pay quarterly dividends at an annual rate of $0.48 per share of common stock for each of the remaining fiscal quarters in 2014. Dividends at this rate would total approximately $22.6 million in the aggregate on the common stock in 2014 (assuming 47.0 million shares of common stock are outstanding, net of treasury stock).
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

Assumptions and considerations
We estimate that the cash necessary to fund dividends on our common stock for 2014 at an annual rate of $0.48 per share is approximately $22.6 million (assuming 47.0 million shares of common stock are outstanding, net of treasury stock).
We have a stock repurchase program that authorizes us to purchase up to $50.0 million of our outstanding shares of common stock. The program does not have an expiration date. The shares could be purchased in a self-tender for our stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. Any open market purchases under the repurchase program will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. We might not purchase any shares of common stock and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, to cancel the stock repurchase program.

We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2014, including dividends and purchases under our stock repurchase program. See “Management’s discussion and analysis of financial conditions and results of operations — Liquidity and capital resources” in this report.
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
We have estimated our dividend only for 2014, and we cannot assure our stockholders that during or following 2014 we will pay dividends at the estimated levels, or at all. We are not required to pay dividends and our Board of Directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our Board of Directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Indeed, over time our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.
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

Restrictions on payment of dividends
Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2013, we had $11.9 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2014 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2014, our Board of Directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.
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
Item 6. Selected financial data
The selected financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included elsewhere in this report to fully understand factors that may affect the comparability of the information presented below.
The following data, insofar as it relates to each of the years ended December 31, 2013, 2012 and 2011, has been derived from the audited annual financial statements, including the consolidated balance sheets at December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for the three years ended December 31, 2013, 2012 and 2011 and notes thereto appearing elsewhere herein. The following data, insofar as it relates to each of the years ended December 31, 2010 and 2009, and the consolidated balance sheets as of December 31, 2011, 2010 and 2009 are derived from audited financial statements not included in this report.

As described in Note 3 of the consolidated financial statements included in this annual report, our business acquisitions could affect the comparability of the information presented.

	Year ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Consolidated statements of comprehensive income data:
Revenue
License fees	$16,715	$20,551	$19,475	$23,719	$25,656
Subscriptions	212,656	162,102	103,544	83,912	73,194
Services	126,548	119,626	108,781	87,663	87,239
Maintenance	138,745	136,101	130,604	124,559	116,413
Other revenue	9,153	9,039	8,464	6,712	6,968
Total revenue	503,817	447,419	370,868	326,565	309,470
Cost of revenue
Cost of license fees	2,763	2,993	3,345	3,003	3,697
Cost of subscriptions(1)	93,649	68,773	42,536	31,155	28,158
Cost of services(1)	104,005	97,208	79,086	66,755	61,585
Cost of maintenance(1)	25,741	26,001	25,178	24,123	21,594
Cost of other revenue	6,505	7,485	7,049	7,103	6,098
Total cost of revenue	232,663	202,460	157,194	132,139	121,132
Gross profit	271,154	244,959	213,674	194,426	188,338
Operating expenses
Sales and marketing(1)	97,614	95,218	75,361	69,469	63,495
Research and development(1)	65,645	64,692	47,672	45,499	45,520
General and administrative(1)	50,320	63,133	36,933	32,636	33,383
Restructuring	3,494	175	—	—	—
Amortization	2,539	2,106	980	798	768
Impairment of cost method investment	—	200	1,800	—	—
Total operating expenses	219,612	225,524	162,746	148,402	143,166
Income from operations	51,542	19,435	50,928	46,024	45,172
Interest income	67	146	183	84	637
Interest expense	(5,818)	(5,864)	(200)	(74)	(962)
Other income (expense), net	(462)	(392)	346	(98)	220
Income before provision for income taxes	45,329	13,325	51,257	45,936	45,067
Income tax provision	14,857	6,742	18,037	16,749	17,547
Net income	$30,472	$6,583	$33,220	$29,187	$27,520
Earnings per share
Basic	$0.68	$0.15	$0.76	$0.68	$0.64
Diluted	$0.67	$0.15	$0.75	$0.67	$0.63
Common shares and equivalents outstanding
Basic weighted average shares	44,685	44,146	43,523	43,145	42,771
Diluted weighted average shares	45,421	44,692	44,149	43,876	43,600
Dividends per share	$0.48	$0.48	$0.48	$0.44	$0.40
Summary of stock-based compensation:
Cost of subscriptions	$1,032	$860	$571	$392	$387
Cost of services	2,464	2,786	1,966	1,742	1,433
Cost of maintenance	545	538	741	814	750
Total included in cost of revenue	4,041	4,184	3,278	2,948	2,570
Sales and marketing	2,351	2,527	1,325	1,366	1,605
Research and development	3,731	3,556	3,039	2,844	2,944
General and administrative	6,787	8,973	7,242	5,901	5,291
Total included in operating expenses	12,869	15,056	11,606	10,111	9,840
Total stock-based compensation	$16,910	$19,240	$14,884	$13,059	$12,410

(1)	Includes stock-based compensation as set forth in tabular summary of stock-based compensation for all periods presented.

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Consolidated balance sheet data
Cash and cash equivalents	$11,889	$13,491	$52,520	$28,004	$22,769
Deferred tax asset, including current portion	13,629	15,799	30,927	47,478	59,284
Working (deficit) capital	(126,913)	(97,947)	(52,093)	(57,056)	(74,458)
Total assets	706,610	705,747	392,590	323,806	299,927
Deferred revenue, including current portion	190,574	185,018	163,437	150,661	137,950
Total long-term liabilities	188,384	246,368	12,547	9,319	7,891
Common stock	56	55	54	53	52
Additional paid-in capital	220,763	203,638	175,401	158,372	134,643
Total stockholders’ equity	$161,544	$147,684	$140,002	$116,469	$110,293

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 1A Risk factors and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under “Item 1A. Risk factors” and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results. Except as required by law, we do not intend, and undertake no obligation to revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Executive summary
We provide cloud-based and on-premise software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. We continue to make investments in our product portfolio and go-to-market organization to ensure we are properly positioned to benefit from shifts in the market, including demand for our subscription-based offerings. As of December 31, 2013, we had more than 29,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare as well as international foreign affairs.
We derive revenue from charging subscription fees for the use of our SaaS solutions, selling perpetual licenses and providing a broad offering of services, including consulting, training, installation and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation are generally not essential to the functionality of our software products and are sold separately. Furthermore, we derive revenue from providing hosting services, performing donor prospect research engagements, selling lists of potential donors, and providing transaction processing services, benchmarking studies and data modeling services.
We completed our acquisition of Convio in May 2012 for $335.7 million in consideration. We have included the results of operations of Convio in our consolidated results of operations from the date of acquisition, which impacts the comparability of our statements of comprehensive income when comparing 2013 to 2012 and 2012 to 2011. Because we have integrated a substantial amount of the Convio operations and have made product rationalization decisions, it is not possible to determine the revenue and operating costs attributable solely to the acquired business for 2013.
Overall, revenue in 2013 increased $56.4 million or 13% when compared to 2012. This increase was primarily the result of the inclusion of Convio for the full year in 2013 compared to only eight months in 2012 as well as growth in demand for our online and hosted solutions, as our business continues to shift towards subscription-based offerings. An increase in the volume of transactions for which we process payments also contributed to the increase in subscription revenue as well as a change in presentation from net to gross for revenues and costs associated with certain of our payment processing services effective October 2013.
Income from operations for 2013 increased by $32.1 million or 165% when compared to 2012. The increase in income from operations was primarily attributable to a reduction in costs from improved operational efficiencies realized as we integrated Convio's operations and a reduction in acquisition related costs. Also contributing to the increase was the inclusion of Convio's subscription-based offerings, which have historically yielded higher gross margins than our historical subscription-based offerings and an increase in demand for our online fundraising offerings and our payment processing services, which have historically yielded higher gross margins than our other offerings. These favorable impacts on income from operations were partially offset by an increase in amortization of acquired intangibles.
At December 31, 2013, our cash and cash equivalents were $11.9 million and outstanding borrowings were $152.9 million. During 2013, we generated $107.2 million in cash flow from operations, paid $22.1 million in dividends, used $20.1 million to purchase computer equipment and software and reduced our debt balance by $62.6 million.
During 2013, we continued to experience growth in overall revenue primarily driven by the inclusion of Convio's product offerings and the growing demand for our subscription-based offerings. We plan to further increase our focus on subscription-based offerings as we execute on our key growth initiatives and strengthen our leadership position, while achieving our targeted level of profitability. In the near term, we anticipate there will continue to be a dilutive impact on our profitability as we invest

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

in our product portfolio to meet demand for our subscription offerings and shift from a perpetual license-based model, with upfront revenue recognition, to a subscription-based model, with recognition of revenue occurring ratably over the subscription term.
We also plan to continue investing in our product, sales and marketing organizations and our back-office processes, the infrastructure that supports our subscription-based offerings and certain product development initiatives to achieve optimal scalability of our operations as we execute on our key growth initiatives.
Results of operations
During 2013, 2012 and 2011, we acquired companies that provided us with strategic opportunities to expand our share of the nonprofit market through the integration of complementary products and services to serve the changing needs of our customers. The following are the companies we acquired and their respective acquisition date:

•	Public Interest Data, Inc., or PIDI – February 1, 2011;

•	Everyday Hero Pty. Ltd., or EDH – October 6, 2011;

•	Convio, Inc., or Convio – May 4, 2012; and

•	MyCharity, Ltd. – March 6, 2013
We have included the results of operations of acquired companies in our consolidated statements of comprehensive income from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing 2013 to 2012 and 2012 to 2011. Because we have integrated a substantial amount of these operations, it is impracticable to determine the operating costs attributable solely to the acquired businesses for 2013. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated statements of comprehensive income due to the inclusion of acquired companies.
Comparison of the years ended December 31, 2013 and 2012
Revenue by segment
The table below compares revenue by segment for year ended December 31, 2013, with the same period in 2012.

	Year ended December 31,
(in millions)	2013	2012	Change	% Change
ECBU	$195.6	$165.1	$30.5	18%
GMBU	225.3	203.2	22.1	11%
IBU	41.5	40.1	1.4	3%
Target Analytics	39.8	37.5	2.3	6%
Other	1.6	1.5	0.1	7%
Total revenue	$503.8	$447.4	$56.4	13%

The increases in revenue for ECBU and GMBU during 2013 when compared to 2012 were primarily attributable to growth in subscriptions revenue as a result of the inclusion of Luminate Online, previously a Convio product, and an increase in the volume of transactions for which we process payments. Also contributing to the growth in ECBU revenue were increases in revenue from consulting services and our Blackbaud CRM hosting services. Also contributing to the growth in GMBU revenue was the continued increase in demand for our online and hosted solutions as our business shifts towards subscription-based offerings.

IBU revenue increased during 2013 when compared to 2012 primarily due to incremental subscriptions revenue. The growth in IBU subscriptions revenue was primarily attributable to an increase in variable transaction revenue associated with the use of our products to fundraise online. Also contributing to the increase in IBU subscriptions revenue was an increase in demand for our online and hosted fundraising solutions including Everyday Hero, the Raiser's Edge and eTapestry.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Target Analytics revenue growth during 2013 when compared to 2012 was primarily the result of an increase in demand for our prospect research offerings. Also contributing to the increase in Target Analytics revenue was growth in our performance management and data enrichment portfolios, driven by improved sales execution.

Included in ECBU, GMBU and IBU revenue for 2013 is $3.3 million, $5.0 million and $0.2 million, respectively, attributable to a prospective change in presentation from net to gross for revenue and costs associated with our payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013.
Operating results
License fees

	Year ended December 31,
(in millions)	2013	2012	Change	% Change
License fees revenue	$16.7	$20.6	$(3.9)	(19)%
Cost of license fees	2.8	3.0	(0.2)	(7)%
License fees gross profit	$13.9	$17.6	$(3.7)	(21)%
License fees gross margin	83%	85%

We derive license fees revenue from the sale of our software products under a perpetual license agreement.

During 2013, revenue from license fees decreased primarily as a result of smaller contributions of revenue from our Raiser's Edge and Financial Edge offerings when compared to 2012. In addition, we continue to meet the demand of our emerging and mid-sized customers that increasingly prefer subscription-based hosted applications instead of solutions offered under traditional on-premise perpetual license arrangements. Also contributing to the decreases in revenue from license fees was a prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013. The net revenue attributable to these third-party software arrangements has been included in "Other revenue" for 2013.
Cost of license fees is primarily comprised of third-party software royalties, variable reseller commissions, amortization of software development costs and amortization of intangibles from business combinations. The decrease in cost of license fees during 2013 when compared to 2012 was primarily due to a decrease in third-party software royalties resulting from a prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013.
The decrease in license fees gross margin during 2013 when compared to 2012 was primarily due to the decrease in license fees revenue combined with more sales of products that have third-party software royalty costs associated with them.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Subscriptions

	Year ended December 31,
(in millions)	2013	2012	Change	% Change
Subscriptions revenue	$212.7	$162.1	$50.6	31%
Cost of subscriptions	93.7	68.8	24.9	36%
Subscriptions gross profit	$119.0	$93.3	$25.7	28%
Subscriptions gross margin	56%	58%

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

The increase in subscriptions revenue was primarily attributable to the inclusion of Convio for the full year in 2013 compared to only eight months in 2012, and an increase in demand for our online fundraising offerings. Also contributing to the growth in subscriptions revenue was an increase in the volume of transactions for which we process payments as well as an $8.5 million increase attributable to a prospective change in presentation from net to gross for revenues and costs associated with certain of our payment processing services effective October 2013.
Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of software development costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. The increase in cost of subscriptions during 2013 when compared to 2012 was primarily attributable to increases in amortization of intangibles from business combinations, hosting costs, human resource costs and allocated depreciation, facilities and IT support costs. The increase also included $8.5 million of costs attributable to a prospective change in presentation from net to gross for revenues and costs associated with certain of our payment processing services effective October 2013.
Amortization of intangibles from business combinations increased by $6.6 million during 2013 when compared to 2012 primarily due to the acquisition of Convio and the inclusion of a full year of intangibles amortization in 2013 compared to only eight months in 2012.
Hosting costs, human resource costs and allocated depreciation, facilities and IT support costs increased by $3.2 million, $3.1 million and $2.8 million, respectively, during 2013 when compared to 2012. These increases were primarily a result of the inclusion of Convio and investments made to support anticipated growth in our subscription-based offerings.
Subscriptions gross margin decreased during 2013 when compared to 2012 primarily as a result of the cost increase from the prospective change in presentation from net to gross revenues and costs as discussed above and non-cash amortization of intangible assets purchased. Excluding the effect of the change in presentation, gross margin was relatively unchanged from 2012.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Services

	Year ended December 31,
(in millions)	2013	2012	Change	% Change
Services revenue	$126.5	$119.6	$6.9	6%
Cost of services	104.0	97.2	6.8	7%
Services gross profit	$22.5	$22.4	$0.1	—%
Services gross margin	18%	19%
We derive services revenue from consulting, installation, implementation, education and analytic services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities. Analytic services are comprised of donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services. These services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product is intended to enable organizations to more effectively target their fundraising activities. We typically recognize services revenue upon delivery. We also recognize certain direct and incremental costs associated with consulting services revenue as that revenue is earned. We recognize revenue from upfront activation fees ratably over the estimated period the customer benefits from those upfront services. We continue to expense indirect costs in the period the services are provided.
The increase in services revenue during 2013 when compared to 2012 was attributable to increases in consulting, education and analytic services revenue of $4.1 million, $1.8 million and $1.0 million, respectively. Consulting services revenue increased primarily due to the inclusion of Convio for the full year in 2013 compared to only eight months in 2012. The volume of education services revenue increased due to higher demand for our subscription-based training. Analytic services revenue increased primarily due to an increase in demand for our prospect research offerings. Also contributing to the increase in analytic services revenue was growth in our performance management and data enrichment portfolios, driven by improved sales execution.
Cost of services is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. The increase in cost of services during 2013 when compared to 2012 was primarily attributable to increases in human resource costs, the recognition of deferred implementation service costs and allocated depreciation, facilities and IT support costs. Human resource costs increased $3.8 million primarily as a result of increases in accrued bonus costs, merit-based salary increases and employee health care costs. Our recognition of implementation service costs increased $2.2 million during 2013 when compared to 2012 due to a decrease in the amount of costs that are being deferred in connection with our shift from traditional license and related service arrangements to subscription offerings. Allocated depreciation, facilities and IT support costs increased $0.8 million due to the inclusion of allocable costs from the Convio operations as well as investments we have made in our infrastructure to make our operations more scalable.
Services gross margin decreased in 2013 when compared to 2012 primarily due to increases in human resource costs and allocated costs outpacing the growth of services revenue. Also contributing to the decrease in services gross margin was the inclusion of Convio's service offerings for a full year in 2013, which have historically yielded lower gross margins. Since our acquisition of Convio in May 2012, we have made significant progress integrating operations and realizing gross margin synergies from the combination. However, the impact on services gross margin is obscured by the inclusion of Convio operating results for the full year in 2013 compared to only eight months in 2012.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Maintenance

	Year ended December 31,
(in millions)	2013	2012	Change	% Change
Maintenance revenue	$138.7	$136.1	$2.6	2%
Cost of maintenance	25.7	26.0	(0.3)	(1)%
Maintenance gross profit	$113.0	$110.1	$2.9	3%
Maintenance gross margin	81%	81%
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
The increase in maintenance revenue during 2013 when compared to 2012 was primarily comprised of (i) $10.9 million of incremental maintenance from new customers associated with new license agreements and increases in contracts with existing customers; and (ii) approximately $4.2 million of incremental maintenance from contract inflationary rate adjustments; partially offset by (iii) a $8.4 million reduction in maintenance from contracts that were not renewed and reductions in contracts with existing customers; and (iv) $3.3 million decrease in maintenance revenue attributable to a prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013. The net revenue attributable to these third-party software arrangements has been included in "Other revenue" for 2013.
Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. Cost of maintenance decreased during 2013 when compared to 2012 primarily due to a decrease in proprietary software costs, partially offset by increases in human resource costs and allocated depreciation, facilities and IT support costs. The decrease in proprietary software costs was primarily attributable to a prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013. The increase in human resource costs was primarily due to merit-based salary increases and an increase in employee health care costs.
Maintenance gross margin in 2013 remained relatively unchanged when compared 2012.
Other revenue

	Year ended December 31,
(in millions)	2013	2012	Change	% Change
Other revenue	$9.2	$9.0	$0.2	2%
Cost of other revenue	6.5	7.5	(1.0)	(13)%
Other gross profit	$2.7	$1.5	$1.2	80%
Other gross margin	29%	17%

Other revenue includes reimbursement of travel-related expenses primarily incurred during the performance of services at customer locations, third-party software referral fees, the sale of business forms that are used in conjunction with our software products and fees from user conferences.

Other revenue increased during 2013 when compared to 2012 primarily due to a $1.5 million increase in third-party software referral revenue upon the prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013. During 2012, revenue from these arrangements was recorded on a gross basis to license fees, subscription and maintenance. The increase in third-party

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

software referral fees during 2013 when compared to 2012 was partially offset by a decrease in revenue from reimbursement of travel-related expenses associated with services revenue.
Cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. Cost of other revenue decreased during 2013 when compared to 2012 primarily due to fewer reimbursable expenses related to services provided at customer locations.
Other revenue gross margin increased in 2013 when compared to 2012 primarily due to an increase in third-party software referral fees attributable to the prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013.
Operating expenses
Sales and marketing

	Year ended December 31,
(in millions)	2013	2012	Change	% Change
Sales and marketing expense	$97.6	$95.2	$2.4	3%
% of revenue	19%	21%

Sales and marketing expense includes human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

Sales and marketing expense increased during 2013 when compared to 2012 primarily due to a $1.1 million increase in sales commissions, a $0.9 million increase in allocated depreciation, facilities and IT support costs and a $0.8 million increase in human resource costs. The increase in sales commissions is primarily due to an increased amount of commissionable revenue from 2012 to 2013. The increase in allocated depreciation, facilities and IT support costs resulted from both the inclusion of allocable costs from the Convio operations as well as investments we have made in our infrastructure to make our operations more scalable. The increase in human resource costs was primarily due to increases in employee health care costs and accrued bonus costs, partially offset by a reduction in headcount in connection with the realignment of our workforce, which began in January 2013.

Since the acquisition of Convio in May 2012, we have made significant progress integrating operations and realizing cost synergies from the combination, which is reflected in the improvements in sales and marketing expense as a percentage of revenue for 2012 to 2013.
Research and development

	Year ended December 31,
(in millions)	2013	2012	Change	% Change
Research and development expense	$65.6	$64.7	$0.9	1%
% of revenue	13%	14%

We have made substantial investments in research and development and expect to continue to do so as a part of our strategy to introduce additional products and services. Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and certain other expenses related to researching and developing new products, and allocated depreciation, facilities and IT support costs.

Research and development expense increased during 2013 when compared to 2012 primarily due to a $1.5 million increase in human resource costs and a $1.7 million increase in allocated depreciation, facilities and IT support costs, partially offset by a $2.0 million increase in the amount of software development costs that were capitalized. Human resource costs increased primarily due to the inclusion of additional headcount from Convio. The increase in allocated depreciation, facilities and IT

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

support costs resulted from both the inclusion of allocable costs from the Convio operations as well as investments we have made in our infrastructure to make our operations more scalable. We expect incremental research and development expense in 2014 as we continue to invest in product enhancement and new product innovation.

Since the acquisition of Convio in May 2012, we have made significant progress integrating operations and realizing cost synergies from the combination, which is reflected in the improvement in research and development expense as a percentage of revenue from 2012 to 2013.

General and administrative

	Year ended December 31,
(in millions)	2013	2012	Change	% Change
General and administrative expense	$50.3	$63.1	$(12.8)	(20)%
% of revenue	10%	14%

General and administrative expense consists primarily of human resource costs for general corporate functions including senior management, finance, accounting, legal, human resources and corporate development, stock-based compensation expense, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expense and other administrative expenses.

General and administrative expense decreased during 2013 when compared to 2012 primarily due to decreases in acquisition-related costs and stock-based compensation as well as an increase in the amount of costs allocated out of general and administrative expense including depreciation, IT support costs and certain facilities costs. These reductions in general and administrative expense were partially offset by increases in facilities costs, human resource costs and costs associated with the replacement of our CEO. Acquisition-related costs associated with our acquisition of Convio decreased $13.1 million during 2013 when compared to 2012. Stock-based compensation decreased $2.2 million during 2013 when compared to 2012 primarily due to the departure of employees in connection with the realignment of our workforce, which began in January 2013, and the departure of certain executive officers, including our CEO during 2013. Business costs allocated out of general and administrative expense increased $5.6 million during 2013 when compared to 2012 primarily due to the inclusion of Convio's operations for the full year in 2013 compared to only eight months in 2012. Facilities costs increased by $3.9 million primarily due to the inclusion of Convio's operations for the full year in 2013 compared to only eight months in 2012. Human resource costs increased $3.3 million during 2013 when compared to 2012 primarily due to additional resources needed to support the growth of our business. We also incurred $2.4 million of incremental costs during 2013 when compared to 2012 associated with severance provided to our former CEO and search costs for our new CEO.
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

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Non-GAAP financial measures discussed below exclude the impact of (i) the write-down of Convio's deferred revenue balance; (ii) stock-based compensation expense; (iii) amortization of intangibles from business combinations; (iv) acquisition integration costs; (v) restructuring costs; (vi) CEO severance costs; (vii) employee severance costs; (viii) acquisition-related expenses; (ix) a write-off of proprietary software licenses; and (x) the impairment of a cost method investment, because we believe they are not directly related to our operating performance in any particular period, but are for our long-term benefit over multiple periods. We believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business.

	Year ended December 31,
(in millions)	2013	2012	Change	% Change
GAAP revenue	$503.8	$447.4	$56.4	13%
Non-GAAP adjustments:
Add: Convio deferred revenue write-down	1.1	5.6	(4.5)	(80)%
Non-GAAP revenue	$504.9	$453.0	$51.9	11%

GAAP income from operations	$51.5	$19.4	$32.1	165%
GAAP operating margin	10%	4%
Non-GAAP adjustments:
Add: Convio deferred revenue writedown	1.1	5.6	(4.5)	(80)%
Add: Stock-based compensation expense	16.9	19.2	(2.3)	(12)%
Add: Amortization of intangibles from business combinations	24.6	17.4	7.2	41%
Add: Acquisition integration costs	1.8	6.7	(4.9)	(73)%
Add: Restructuring costs	3.5	0.2	3.3	1,650%
Add: CEO severance	1.3	—	1.3	100%
Add: Employee severance	0.6	—	0.6	100%
Add: Acquisition-related expenses	—	6.4	(6.4)	(100)%
Add: Write-off of prepaid proprietary software licenses	—	0.4	(0.4)	(100)%
Add: Impairment of cost method investment	—	0.2	(0.2)	(100)%
Total Non-GAAP adjustments	49.8	56.1	(6.3)	(11)%
Non-GAAP income from operations	$101.3	$75.5	$25.8	34%
Non-GAAP operating margin	20%	17%

The increase in non-GAAP income from operations and non-GAAP operating margin during 2013 when compared to 2012 was primarily due to (i) the inclusion of Convio's subscription-based offerings which have historically yielded higher gross margins than our historical subscription-based offerings; (ii) an increase in demand for our online fundraising offerings and our payment processing services, which have also historically yielded higher gross margins than our other offerings; and (iii) cost synergies realized from our improved operational efficiencies as we integrated the Convio operations.
Restructuring
Restructuring costs consist primarily of severance and termination benefits associated with the realignment of our workforce in response to changes in the nonprofit industry and global economy, as well as the move of our San Diego, California operations to our Austin, Texas location. We incurred $3.2 million in before-tax restructuring charges related to the realignment of our workforce during 2013. We incurred $0.3 million and $0.2 million in before-tax restructuring charges related to our San Diego office transition during 2013 and 2012, respectively.
Interest expense
Interest expense remained relatively unchanged during 2013 when compared to 2012. Our interest expense is directly related to the borrowings we incurred to fund our acquisition of Convio in May 2012.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(in millions)	Timing of recognition	December 31, 2013	December 31, 2012	Change	% Change
Maintenance	Over the term of the agreement, generally one year	$85.2	$81.7	$3.5	4%
Subscriptions	Over the term of the agreement, generally one to three years	72.5	65.9	6.6	10%
Services	As services are delivered	32.2	36.9	(4.7)	(13)%
License fees and other	Upon delivery of the product or service	0.7	0.5	0.2	40%
Total deferred revenue		190.6	185.0	5.6	3%
Less: Long-term portion		9.1	11.1	(2.0)	(18)%
Current portion		$181.5	$173.9	$7.6	4%
To the extent that our customers are billed for our products and services in advance of delivery, we record such amounts in deferred revenue. Deferred revenue attributable to maintenance and subscriptions increased during 2013 primarily as a result of an increase in renewal billings. We generally invoice our maintenance and subscription customers in annual cycles. The decrease in deferred revenue from services during 2013 was mostly due to a decrease in upfront billings on consulting arrangements. The increase in deferred revenue from license fees and other was attributable to an increase in third-party software referral fees attributable to a change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013.
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

When removing the impact of revenue from acquired companies, revenue increased by $21.9 million, or 6% in 2012. This increase in revenue was primarily attributable to growth in our subscriptions revenue as a result of both an increase in demand for an our online fundraising offerings as well as an increase in transaction fees associated with our payment processing services. The increase in demand for our subscription offerings was primarily driven by the ongoing evolution of our product offerings from a license-based to subscription-based model. Although we continued to experience a shift in our emerging (first-time users) and mid-sized customers’ buying preference away from perpetual licenses towards hosted solutions, license revenue increased in 2012 when compared to 2011 as a result of an increase in sales of our Blackbaud CRM offering to large and/or strategic customers. The increase in maintenance revenue is attributable to maintaining high renewal rates, new maintenance contracts associated with new license agreements and increases in contracts with existing customers during 2012 when compared to 2011. Services revenue grew in 2012 principally as a result of increased demand for our education services.

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
The decrease in cost of license fees in 2012 when compared to 2011 was principally attributable to a decrease in third-party software royalties. Third-party software royalties associated with our license-based products decreased as the demand for our perpetual license arrangements decreased and subscription-based offerings increased.
The increase in license fees gross margin during 2012 was the result of fewer sales of products that have third party software royalty costs associated with them. Additionally, the increase in revenue from Blackbaud CRM arrangements contributed to the increase in license fees gross margin during 2012.
Subscriptions

	Year ended December 31,
(in millions)	2012	2011	Change	% Change
Subscriptions revenue	$162.1	$103.5	$58.6	57%
Cost of subscriptions	68.8	42.5	26.3	62%
Subscriptions gross profit	$93.3	$61.0	$32.3	53%
Subscriptions gross margin	58%	59%

Included in subscriptions revenue for 2012 and 2011 was $45.6 million and $0.7 million of revenue attributable to acquired companies, respectively. Excluding the revenue from acquired companies, the increase in subscriptions revenue of $13.7 million, or 13%, was principally attributable to an increase in demand for our online fundraising and data management offerings as well as an increase in transaction fees associated with our payment processing services.
The increase in cost of subscriptions in 2012 was principally attributable to increases in hosting costs, human resource costs and amortization of intangibles from business combinations.
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
The decrease in subscriptions gross margin during 2012 compared to 2011 was primarily due to investments we made in our infrastructure, including additional headcount, expanded facilities, improved operational processes and computer equipment to support the growth in our subscription offerings.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Services

	Year ended December 31,
(in millions)	2012	2011	Change	% Change
Services revenue	$119.6	$108.8	$10.8	10%
Cost of services	97.2	79.1	18.1	23%
Services gross profit	$22.4	$29.7	$(7.3)	(25)%
Services gross margin	19%	27%
Included in services revenue in 2012 and 2011 is $9.8 million and $0.1 million of revenue attributable to acquired companies, respectively. Excluding the revenue from acquired companies, the increase in services revenue of $1.1 million, or 1%, is principally due to an increase in education services revenue of $1.4 million, partially offset by a decrease in analytic services revenue of $0.6 million. The rates we charged for our education service offerings remained relatively constant year over year and, as such, the increase in revenue was the result of a change in volume. The increase in revenue from education services was the result of higher demand for subscription-based training. Consulting services revenue remained relatively unchanged in 2012 compared to 2011 primarily due to a greater portion of our service engagements being with larger enterprise customers as our mid-market moves to subscription-based offerings. These larger enterprise engagements can experience volatility in utilization due to the complex nature of these engagements.
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

The increase in maintenance revenue in 2012 compared to 2011 was principally comprised of (i) $12.7 million of maintenance from new customers associated with new license agreements and increases in contracts with existing customers and (ii) $4.1 million from maintenance contract inflationary rate adjustments, partially offset by (iii) $11.3 million from maintenance contracts that were not renewed and reductions in contracts with existing customers.
Cost of maintenance increased during 2012 when compared to 2011 primarily as a result of increases in allocated costs and proprietary software costs. The increase in proprietary software costs was attributable to increases in maintenance contracts with existing customers for software products which include third-party royalty costs associated with the maintenance revenue. Maintenance gross margin in 2012 remained relatively unchanged when compared to 2011.

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

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

General and administrative

	Year ended December 31,
(in millions)	2012	2011	Change	% Change
General and administrative expense	$63.1	$36.9	$26.2	71%
% of revenue	14%	10%

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
Non-GAAP income from operations
Non-GAAP financial measures discussed below exclude the impact of (i) the write-down of Convio's deferred revenue balance; (ii) stock-based compensation expense; (iii) amortization expense; (iv) acquisition-related expenses; (v) acquisition integration and restructuring costs; (vi) a write-off of proprietary software licenses; (vii) an impairment of cost method investment; and (viii) a gain on sale of assets, because we believe they are not directly related to our operating performance in any particular period, but are for our long-term benefit over multiple periods. We believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business.

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

The decrease in non-GAAP income from operations and non-GAAP operating margin during 2012 was principally due to: (i) the continued shift from a license-based model with upfront revenue recognition to a subscription-based model, which recognizes revenue ratably over the agreement term; (ii) incremental investments we made in our product development efforts and to improve the performance of our hosting services; and (iii) strategic investments we made in our business optimization efforts and the re-engineering of our accounting processes. Contributing to the decrease in 2012 is the growth of cost of services exceeding the growth of our services revenue.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Interest expense
Interest expense increased $5.7 million during 2012 when compared to 2011. This increase in interest expense is directly related to the borrowings we incurred to fund our acquisition of Convio in May 2012.
Income tax provision
The following is our effective tax rate for the years ended December 31:

	2013	2012	2011
Effective tax rate	32.8%	50.6%	35.2%
The decrease in the effective tax rate during 2013 when compared to 2012 was primarily due to an increase in the benefit from research and development credits and a decrease in nondeductible acquisition costs, partially offset by an increase in nondeductible compensation of certain executive officers and an increase in pretax income. The research and development credits were reinstated in January 2013 with retrospective application to the 2012 tax year. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate of 35.0% due primarily to research and development tax credits, which were partially offset by foreign loss jurisdictions where we have determined a valuation allowance is appropriate, as well as state taxes. Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.
The effective rate in 2012 increased when compared to 2011 primarily due to a decrease in pretax income, reduction in federal research and development credits and nondeductible transaction costs associated with the Convio acquisition.
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
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, United Kingdom, Australia, the Netherlands and Ireland. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2010 through 2013 as well as state and foreign income tax examinations for various years depending on statute of limitations of those jurisdictions.
We have taken federal and state tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease approximates $1.3 million at December 31, 2013, which would favorably affect the effective tax rate.
Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our revenue from professional services is typically lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. In addition, our revenue from transaction fees is typically at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. As a result of these and other factors, our total revenue is lower in the first quarter than in the remainder of our fiscal year, with the third and fourth quarters historically achieving the highest total revenues. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals, delivery of professional services and occurrence of customer events as well as the payment of bonuses, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations is lowest in our first quarter, and due to the timing of client budget cycles, our cash flow from operations is lower in our second quarter as compared to our third and fourth quarters. In addition, deferred revenues can vary on a seasonal basis for the same reasons. This pattern may change, however, as a result of acquisitions, new market opportunities, new product introductions or other factors.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Liquidity and capital resources
At December 31, 2013, cash and cash equivalents totaled $11.9 million, compared to $13.5 million at December 31, 2012. The decrease in cash and cash equivalents during 2013 was principally attributable to cash generated from operations of $107.2 million, offset by a net reduction in debt of $62.6 million, payment of dividends of $22.1 million, the purchase of computer software and equipment of $20.1 million and software development costs that were capitalized of $3.2 million.
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
We have drawn on our credit facility from time to time to help us meet financial needs, such as business acquisitions and payments to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock awards and our related acquisition of treasury stock. At December 31, 2013, our available borrowing capacity under our credit facility was $152.2 million. We believe our credit facility will provide us with sufficient flexibility to meet our future financial needs. The credit facility matures in February 2017.
At December 31, 2013, the carrying amounts of our total current liabilities exceeded the carrying amounts of our total current assets primarily due to the use of cash provided by operating activities for investing and financing activities, including incremental payments made on outstanding borrowings.
At December 31, 2013, we had $152.9 million of outstanding borrowings under our credit facility. Our average daily borrowings were $187.3 million during 2013.
Following is a summary of the financial covenants as defined by credit facility:

Financial covenant	Requirement	As of December 31, 2013
Leverage ratio	< 2.75 to 1.00	1.40 to 1.00
Interest coverage ratio	> 3.50 to 1.00	20.13 to 1.00
Maximum capital expenditures	$67.8 million for the fiscal year ended December 31, 2013	$16.9 million
Under our credit facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit facility, and (2) we must be in compliance with the leverage ratio set forth in the credit agreement. At December 31, 2013, we were in compliance with all debt covenants under our credit facility.
At December 31, 2013, our total cash and cash equivalents balance includes approximately $5.9 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next 12 months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. Our current plans anticipate repatriating undistributed earnings in Canada. We currently do not intend nor anticipate a need to repatriate our other cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $107.2 million increased by $38.6 million during 2013 when compared to the prior year, primarily due to an increase in earnings as adjusted for non-cash transactions. Throughout both 2013 and 2012, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization and stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities and deferred revenue. Cash flow from operations associated with working capital increased $2.6 million in 2013 when compared to 2012. The net increase was primarily due to a decrease in our days sales outstanding that resulted in more cash collections on accounts receivable during 2013 when compared to 2012. The increase was partially offset by an increase in cash paid for employee bonuses due to a change in the timing of these payments.
Investing cash flow
During 2012, we used approximately $280.7 million for the acquisition of Convio. Outside of this acquisition, cash used in investing activities was relatively unchanged year over year. During 2013, we spent $20.1 million on computer equipment and software associated with the infrastructure that supports our subscription-based offerings compared to $20.6 million during 2012. The decrease in cash used for property and equipment was offset in 2013 by a $2.0 million increase in capitalized software development costs from investments in our subscription-based offerings.
Financing cash flow
During 2013, we had a net reduction in debt of $62.6 million primarily from payments made on outstanding borrowings compared to a net increase in debt of $215.5 million, used to fund the acquisition of Convio during 2012. Payment of deferred financing costs increased $1.7 million during 2012 when compared to 2011 as a result of our amended and restated credit facility. Also during 2013, we paid dividends of $22.1 million, which was relatively consistent with the amounts paid in 2012 and 2011.
Commitments and contingencies
As of December 31, 2013, we had future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating leases(1)	$96.5	$10.7	$10.6	$31.1	$44.1
Debt and interest(2)	161.2	20.3	17.7	123.2	—
Purchase obligations(3)	$11.8	$5.1	$4.6	$2.1	$—
Total	$269.5	$36.1	$32.9	$156.4	$44.1

(1)	Our commitments related to operating leases have not been reduced by the future minimum lease commitments under sublease agreements, incentive payments or the reimbursement of leasehold improvements.

(2)
Included in the table above is $8.3 million of interest. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions used in the above table.

(3)
We utilize third-party technology in conjunction with our products and services, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment by us.

The term loans under our credit facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the credit facility in February 2017.
The total liability for uncertain tax positions as of December 31, 2013 and 2012, was $3.7 million and $3.8 million, respectively. As of December 31, 2013 and 2012, we have accrued interest and penalties related to tax positions taken on our tax returns of $0.6 million and $0.7 million, respectively.
In February 2014, our Board of Directors approved our annual dividend rate of $0.48 per share for 2014. Dividends at the annual rate would aggregate to $22.6 million assuming 47.0 million shares of common stock are outstanding, although dividends are not guaranteed and our Board of Directors may decide to change or suspend dividend payments at any time for any reason. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

other things, the terms of our credit facility, general economic conditions and our ability to generate adequate operating cash flow.
Off-balance sheet arrangements
As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Foreign currency exchange rates
Approximately 13% of our total net revenue for the year ended December 31, 2013 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $1.1 million and $1.2 million at December 31, 2013 and December 31, 2012, respectively.
The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars and contracts entered into by our U.K., Australian, Irish and the Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars, Euros and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During 2013, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates has had a material impact on our consolidated results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Critical accounting policies and estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets and goodwill, stock-based compensation, the provision for income taxes, capitalization of software development costs, our allowance for sales returns and doubtful accounts, deferred sales commissions, accounting for business combinations and loss contingencies.
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
Subscriptions
We provide hosting services to customers who have purchased perpetual rights to certain of our software products (hosting services). Revenue from hosting services, as well as data enrichment services, data management services and online training programs, is recognized ratably beginning on the activation date over the term of the agreement, which generally ranges from one to three years. Any related set-up fees are recognized ratably over the estimated period that the customer benefits from the related hosting service. The estimated period of benefit is evaluated on an annual basis using historical customer retention information by product or service.
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
Revenue from transaction processing fees is recognized when the service is provided and the amounts are determinable. Revenue directly associated with processing donations for customers are included in subscriptions revenue.
License fees
We sell software licenses with maintenance, varying levels of professional services and, in certain instances, with hosting services. We allocate revenue to each of the elements in these arrangements using the residual method under which we first allocate revenue to the undelivered elements, typically the non-software license components, based on objective evidence of the fair value of the various elements. We determine the fair value of the various elements using different methods. Fair value for maintenance services associated with software licenses is based upon renewal rates stated in the agreements with customers, which demonstrate a consistent relationship of maintenance pricing as a percentage of the contractual license fee. Fair value of professional services and other products and services is based on the average selling price of these same products and services to other customers when sold on a stand-alone basis. Any remaining revenue is allocated to the delivered elements which is normally the software license in the arrangement.
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
Deferred revenue
To the extent that our customers are billed for the above-described services in advance of delivery, we record such amounts in deferred revenue.
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
Goodwill is assigned to our five reporting units, which are defined as our four operating segments (see Note 16 to our consolidated financial statements) and our payment processing operations. We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Significant judgment is required in the assessment of qualitative factors including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. To the extent the qualitative factors indicate that the fair value is likely less than the carrying amount, we compare the fair value of the reporting unit with its carrying amount.
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
If the carrying amount exceeds its fair value, impairment is indicated. If an impairment is indicated, the impairment is measured as the excess of the recorded goodwill over its fair value, which could materially adversely impact our consolidated financial position and results of operations. The 2013 annual impairment test of our goodwill indicated there was no impairment.
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
We estimate the number of awards that will be forfeited and recognize expense only for those awards that we expect will ultimately vest. Significant judgment is required in determining the adjustment to compensation expense for estimated forfeitures. Compensation expense in a period could be impacted, favorably or unfavorably, by differences between estimated and actual forfeitures.

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

Software Development Costs
We incur certain costs associated with the development of internal-use software and software developed related to our cloud-based solutions, which are accounted for as internal-use software. The costs incurred in the preliminary stages of internal-use software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs for internal-use software are recorded as part of computer software costs within property and equipment. Capitalized costs for software developed for our cloud-based solutions are recorded to other assets. Internal-use software is amortized on a straight line basis over its estimated useful life, which is generally three years.
Although our development efforts are primarily focused on our cloud-based solutions, we also incur cost in connection with the development of certain of our software products licensed to customers on a perpetual basis, which are accounted for as costs of software to be sold, leased or otherwise marketed. Costs for the development of software to be sold are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized software development costs include direct labor costs and fringe benefit costs attributed to programmers, software engineers and quality control teams working on products after they reach technological feasibility but before they are generally available to customers for sale. Capitalized software development costs are typically amortized over the estimated product life on a straight-line basis, which is generally three years.
Sales returns and allowance for doubtful accounts
We maintain a reserve for returns and credits which is estimated based on several factors including historical experience, known credits yet to be issued, the aging of customer accounts and the nature of service level commitments. A considerable amount of judgment is required in assessing these factors. Provisions for sales returns are charged against the related revenue items.
Accounts receivable are recorded at original invoice amounts less an allowance for doubtful accounts, an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific customer reserves and the aging of our receivables. A considerable amount of judgment is required in assessing these factors and if any receivables were to deteriorate, an additional provision for doubtful accounts could be required. Accounts are written off after all means of collection are exhausted and recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense.
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
Critical estimates in valuing intangible assets include, but are not limited to, estimates about: future expected cash flows from customer contracts, proprietary technology and non-compete agreements; the acquired company's brand awareness and market position, assumptions about the period of time the brand will continue to be valuable; as well as expected costs to develop the

Blackbaud, Inc.
Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

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
Recently adopted accounting pronouncements
Effective January 1, 2013, we adopted ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that entities provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements. We have presented the amounts reclassified out of accumulated other comprehensive income by component in Note 10 and Note 14 to our consolidated financial statements.
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
Interest rate risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of December 31, 2013, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2012 and December 31, 2013.
Foreign currency risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s discussion and analysis of financial conditions and results of operations — Foreign currency exchange rates” in this report.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework). Based on this evaluation under the Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Attestation report of registered public accounting firm
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report on Form 10-K.
Item 9B. Other information
None.

PART III
Item 10. Directors, executive officers and corporate governance
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Meetings of the Board and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2014 Annual Meeting of Stockholders expected to be held on June 23, 2014, except for the identification of executive officers of the Registrant which is set forth in Part I of this report.
Item 11. Executive compensation
The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Matters,” “Compensation Discussion and Analysis” and “Summary Compensation Table” contained in Blackbaud’s Proxy Statement for the 2014 Annual Meeting of Stockholders expected to be held on June 23, 2014.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by Item 12 is incorporated by reference from information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in Blackbaud’s Proxy Statement for the 2014 Annual Meeting of Stockholders expected to be held on June 23, 2014.
Item 13. Certain relationships, related transactions and director independence
The information required by Item 13 is incorporated by reference from the information under the caption “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2014 Annual Meeting of Stockholders expected to be held on June 23, 2014.
Item 14. Principal accountant fees and services
The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2014 Annual Meeting of Stockholders expected to be held on June 23, 2014.

PART IV
Item 15. Exhibits and financial statement schedules
(a) The following documents are included as part of the Annual Report on Form 10-K.

1.	Financial statements
The following statements are filed as part of this report:

2.	Financial statement schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements thereto.

3.	Exhibits

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.1		Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1

2.2		Stock Purchase Agreement dated January 16, 2007 by and among Target Software, Inc., Target Analysis Group, Inc., all of the stockholders of Target Software, Inc. and Target Analysis Group, Inc., Charles Longfield, as stockholder representative, and Blackbaud, Inc.	8-K	1/18/2007	2.2

2.3		Agreement and Plan of Merger dated as of May 29, 2008 by and among Blackbaud, Inc., Eucalyptus Acquisition Corporation and Kintera, Inc.	8-K	5/30/2008	2.3
2.4		Share Purchase Agreement dated as of April 29, 2009 between RLC Group B.V., as the Seller, and Blackbaud, Inc., as the Purchaser	10-Q	8/7/2009	10.42

2.5	*	Stock Purchase Agreement dated as of February 1, 2011 by and among Public Interest Data, Inc., all for the stockholders of Public Interest Data, Inc., Stephen W. Zautke, as stockholder representative and Blackbaud, Inc.	10-Q	5/10/2011	2.3

2.6		Agreement and Plan of Merger dated as of January 16, 2012 by and among Blackbaud, Inc., Caribou Acquisition Corporation and Convio, Inc.	8-K	1/17/2012	2.4

2.7		Stock Purchase Agreement dated as of October 6, 2011 by and among Everyday Hero Pty. Ltd., all of the stockholders of Everyday Hero Pty. Ltd., Nathan Betteridge as stockholder representative and Blackbaud Pacific Pty. Ltd.	10-K	2/29/2012	2.7

3.4		Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009

3.5		Amended and Restated Bylaws of Blackbaud, Inc.	8-K	3/22/2011	3.4

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.5		Trademark License and Promotional Agreement dated as of October 13, 1999 between Blackbaud, Inc. and Charleston Battery, Inc.	S-1	2/20/2004	10.5

10.6	†	Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1/A	4/6/2004	10.6

10.8	†	Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1/A	4/6/2004	10.8

10.20	†	Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	6/20/2006	10.20

10.26	†	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.26

10.27	†	Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.27

10.33	†	Blackbaud, Inc. 2008 Equity Incentive Plan	DEF 14A	4/29/2008

10.34	†	Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.34

10.35	†	Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.35

10.36	†	Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.36

10.37	†**	Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.2

10.38	†**	Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.3

10.39	†	Form of Retention Agreement	10-Q	11/10/2008	10.37

10.40	†	Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/2008	10.37

10.41	†	Blackbaud, Inc. 2009 Equity Compensation Plan for Employees from Acquired Companies	S-8	7/2/2009	10.41

10.43	†	Amended and Restated Employment and Noncompetition Agreement dated January 28, 2010 between Blackbaud, Inc. and Marc Chardon	8-K	2/1/2010	10.43

10.44		Credit Agreement dated as of June 17, 2011 by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	6/23/2011	10.44

10.45		Guaranty Agreement dated as of June 17, 2011, by certain subsidiaries of Blackbaud, Inc., as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent	8-K	6/23/2011	10.45

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.46		Pledge Agreement dated as of June 17, 2011 by Blackbaud, Inc. and certain subsidiaries of Blackbaud, Inc. in favor of Wells Fargo Bank, National Association, as Administrative Agent for the ratable benefit of itself and the lenders referred to therein	8-K	6/23/2011	10.46

10.47	†	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Tim Williams	10-Q	11/8/2011	10.47

10.48	†	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Louis Attanasi	10-Q	11/8/2011	10.48

10.49	†	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Charlie Cumbaa	10-Q	11/8/2011	10.49

10.50	†	Employment Agreement dated June 25, 2008 between Blackbaud, Inc. and Kevin Mooney	10-Q	11/8/2011	10.50

10.51	†	Amendment No. 1 to the Amended and Restated Employment and Noncompetition Agreement dated December 13, 2011 between Blackbaud, Inc. and Marc Chardon	8-K	12/16/2011	10.51

10.52		Form of Tender and Support Agreement by and among Blackbaud, Inc. and certain stockholders of Convio, Inc.	8-K	1/17/2012	10.52

10.53		Amended and Restated Credit Agreement dated as of February 9, 2012 by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and an Issuing Lender, SunTrust Bank, as Syndication Agent, and Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, with J.P. Morgan Securities LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners	8-K	2/15/2012	10.53

10.54		Amended and Restated Pledge Agreement dated as of February 9, 2012 by Blackbaud, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the ratable benefit of itself and the lenders referred to therein	8-K	2/15/2012	10.54

10.55	†	Employment Agreement dated November 14, 2011 between Blackbaud, Inc. and Anthony W. Boor	10-K	2/29/2012	10.55

10.56	†	Services Agreement dated November 11, 2011 between Blackbaud, Inc. and Timothy V. Williams	10-K	2/29/2012	10.56

10.57	†	Employment Agreement dated November 16, 2010 between Blackbaud, Inc. and Jana B. Eggers	10-K	2/29/2012	10.57

10.58		Guaranty Agreement dated as of May 4, 2012, by certain subsidiaries of Blackbaud, Inc., as Guarantors, in favor of JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	5/7/2012	10.58

10.59	†***	Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements	S-1/A	3/19/2010	10.1

10.60	†***	Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger)	8-K	2/28/2011	10.1

10.61	†***	Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement	8-K	2/28/2011	10.2

10.62	†***	Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements	S-1	1/22/2010	10.2

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.63	†	Blackbaud, Inc. 2008 Equity Incentive Plan, as amended	8-K	6/26/2012	10.59

10.64	†	Amendment to the Blackbaud, Inc. 2008 Equity Incentive Plan	8-K	6/26/2012	10.60

10.65	†	Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor, Charles T. Cumbaa, Jana B. Eggers, Kevin W. Mooney and Joseph D. Moye	10-K	2/26/2013	10.65

10.66		Lease Amendment and Remediation Agreement entered into as of March 22, 2013, by and between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC.	8-K	3/28/2013	10.66

10.67	†	Letter Agreement entered into as of January 24, 2013, by and between Blackbaud, Inc. and Marc. Chardon	10-Q	5/7/2013	10.67

10.68	†	Form of Management Transition Retention Agreement between Blackbaud, Inc. and each of Anthony W. Boor, Charles T. Cumbaa, Jana B. Eggers, Kevin W. Mooney and Joseph D. Moye	10-Q	5/7/2013	10.68

10.69	†	Management Transition Retention Agreement between Blackbaud, Inc. and Bradley J. Holman	10-Q	5/7/2013	10.69

10.70	†	Letter Agreement dated October 23, 2013 between Blackbaud, Inc. and Anthony W. Boor	8-K	10/25/2013	10.70

10.71	†	Offer Letter Agreement dated November 7, 2013 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/26/2014	10.71	X

10.72	†	Employment and Noncompetition Agreement dated November 8, 2013 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/26/2014	10.72	X

21.1		Subsidiaries of Blackbaud, Inc				X

23.1		Consent of Independent Registered Public Accounting Firm				X

31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	****	XBRL Instance Document				X

101.SCH	****	XBRL Taxonomy Extension Schema Document				X

101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

†	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKBAUD, INC.

Signed:	February 26, 2014	/S/ MICHAEL P. GIANONI
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/ MICHAEL P. GIANONI	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	February 26, 2014
Michael P. Gianoni

/S/ ANTHONY W. BOOR	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 26, 2014
Anthony W. Boor

/S/ ANDREW M. LEITCH	Chairman of the Board	Date:	February 26, 2014
Andrew M. Leitch

/S/ TIMOTHY CHOU	Director	Date:	February 26, 2014
Timothy Chou

/S/ GEORGE H. ELLIS	Director	Date:	February 26, 2014
George H. Ellis

/S/ DAVID G. GOLDEN	Director	Date:	February 26, 2014
David G. Golden

/S/ SARAH E. NASH	Director	Date:	February 26, 2014
Sarah E. Nash

/S/ JOYCE M. NELSON	Director	Date:	February 26, 2014
Joyce M. Nelson

BLACKBAUD, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blackbaud, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, statements of cash flows and statements of stockholders' equity present fairly, in all material respects, the financial position of Blackbaud, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/S/ PRICEWATERHOUSECOOPERS LLP
Charlotte, North Carolina
February 26, 2014

Blackbaud, Inc.
Consolidated balance sheets

(in thousands, except share amounts)	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$11,889	$13,491
Donor restricted cash	107,362	68,177
Accounts receivable, net of allowance of $5,613 and $8,546 at December 31, 2013 and 2012, respectively	66,969	75,692
Prepaid expenses and other current assets	30,115	40,589
Deferred tax asset, current portion	13,434	15,799
Total current assets	229,769	213,748
Property and equipment, net	49,550	49,063
Goodwill	264,599	265,055
Intangible assets, net	143,441	168,037
Other assets	19,251	9,844
Total assets	$706,610	$705,747
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$10,244	$13,623
Accrued expenses and other current liabilities	40,443	45,996
Donations payable	107,362	68,177
Debt, current portion	17,158	10,000
Deferred revenue, current portion	181,475	173,899
Total current liabilities	356,682	311,695
Debt, net of current portion	135,750	205,500
Deferred tax liability	36,880	24,468
Deferred revenue, net of current portion	9,099	11,119
Other liabilities	6,655	5,281
Total liabilities	545,066	558,063
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 55,699,817 and 54,859,604 shares issued at December 31, 2013 and 2012, respectively	56	55
Additional paid-in capital	220,763	203,638
Treasury stock, at cost; 9,573,102 and 9,209,371 shares at December 31, 2013 and 2012, respectively	(183,288)	(170,898)
Accumulated other comprehensive loss	(1,385)	(1,973)
Retained earnings	125,398	116,862
Total stockholders’ equity	161,544	147,684
Total liabilities and stockholders’ equity	$706,610	$705,747
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of comprehensive income

(in thousands, except share and per share amounts)	Years ended December 31,
	2013	2012	2011
Revenue
License fees	$16,715	$20,551	$19,475
Subscriptions	212,656	162,102	103,544
Services	126,548	119,626	108,781
Maintenance	138,745	136,101	130,604
Other revenue	9,153	9,039	8,464
Total revenue	503,817	447,419	370,868
Cost of revenue
Cost of license fees	2,763	2,993	3,345
Cost of subscriptions	93,649	68,773	42,536
Cost of services	104,005	97,208	79,086
Cost of maintenance	25,741	26,001	25,178
Cost of other revenue	6,505	7,485	7,049
Total cost of revenue	232,663	202,460	157,194
Gross profit	271,154	244,959	213,674
Operating expenses
Sales and marketing	97,614	95,218	75,361
Research and development	65,645	64,692	47,672
General and administrative	50,320	63,133	36,933
Restructuring	3,494	175	—
Amortization	2,539	2,106	980
Impairment of cost method investment	—	200	1,800
Total operating expenses	219,612	225,524	162,746
Income from operations	51,542	19,435	50,928
Interest income	67	146	183
Interest expense	(5,818)	(5,864)	(200)
Other (expense) income, net	(462)	(392)	346
Income before provision for income taxes	45,329	13,325	51,257
Income tax provision	14,857	6,742	18,037
Net income	$30,472	$6,583	$33,220
Earnings per share
Basic	$0.68	$0.15	$0.76
Diluted	$0.67	$0.15	$0.75
Common shares and equivalents outstanding
Basic weighted average shares	44,684,812	44,145,535	43,522,563
Diluted weighted average shares	45,421,140	44,691,845	44,149,054
Dividends per share	$0.48	$0.48	$0.48

Other comprehensive income (loss)
Foreign currency translation adjustment	53	(34)	(336)
Unrealized gain (loss) on derivative instruments, net of tax	535	(791)	—
Total other comprehensive income (loss)	588	(825)	(336)
Comprehensive income	$31,060	$5,758	$32,884
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities
Net income	$30,472	$6,583	$33,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,164	32,241	16,995
Provision for doubtful accounts and sales returns	5,403	9,591	5,646
Stock-based compensation expense	16,910	19,240	14,884
Excess tax benefits from stock-based compensation	—	(81)	(932)
Deferred taxes	13,873	7,585	13,533
Impairment of cost method investment	—	200	1,800
Gain on sale of assets	—	—	(549)
Amortization of deferred financing costs	613	678	164
Other non-cash adjustments	1,261	(293)	(1,042)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	3,161	(9,397)	(8,692)
Prepaid expenses and other assets	2,977	(8,817)	(2,915)
Trade accounts payable	(218)	(1,363)	1,714
Accrued expenses and other liabilities	(17,055)	(388)	(1,056)
Donor restricted cash	(39,801)	(27,990)	(22,862)
Donations payable	39,801	27,990	22,862
Deferred revenue	6,683	12,912	12,757
Net cash provided by operating activities	107,244	68,691	85,527
Cash flows from investing activities
Purchase of property and equipment	(20,086)	(20,557)	(18,215)
Purchase of net assets of acquired companies, net of cash acquired	(876)	(280,687)	(23,385)
Capitalized software development costs	(3,197)	(1,245)	(1,012)
Proceeds from sale of assets	—	—	874
Net cash used in investing activities	(24,159)	(302,489)	(41,738)
Cash flows from financing activities
Proceeds from issuance of debt	103,008	315,000	—
Payments on debt	(165,600)	(99,500)	—
Payments of deferred financing costs	—	(2,440)	(767)
Proceeds from exercise of stock options	385	3,146	2,041
Excess tax benefits from stock-based compensation	—	81	932
Dividend payments to stockholders	(22,081)	(21,731)	(21,429)
Payments on capital lease obligations	—	—	(40)
Net cash (used in) provided by financing activities	(84,288)	194,556	(19,263)
Effect of exchange rate on cash and cash equivalents	(399)	213	(10)
Net (decrease) increase in cash and cash equivalents	(1,602)	(39,029)	24,516
Cash and cash equivalents, beginning of year	13,491	52,520	28,004
Cash and cash equivalents, end of year	$11,889	$13,491	$52,520

Supplemental disclosure of cash flow information
Cash (paid) received during the year for:
Interest	$(5,108)	$(5,098)	$(2)
Taxes, net of refunds	$4,132	$(3,456)	$4,601
Purchase of equipment included in accounts payable	$(1,557)	$(4,641)	$(4,760)
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders' equity

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2010	53,316,280	$53	$158,372	$(161,186)	$(812)	$120,042	$116,469
Net income	—	—	—	—	—	33,220	33,220
Payment of dividends	—	—	—	—	—	(21,429)	(21,429)
Exercise of stock options, stock appreciation rights and restricted stock units	262,428	1	2,040	—	—	—	2,041
Surrender of 176,942 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	(5,040)	—	—	(5,040)
Tax impact of exercise of equity-based compensation	—	—	193	—	—	—	193
Stock-based compensation	—	—	14,796	—	—	88	14,884
Restricted stock grants	502,426	—	—	—	—	—	—
Restricted stock cancellations	(121,602)	—		—	—	—	—
Other comprehensive loss	—	—	—	—	(336)	—	(336)
Balance at December 31, 2011	53,959,532	$54	$175,401	$(166,226)	$(1,148)	$131,921	$140,002
Net income	—	—	—	—	—	6,583	6,583
Payment of dividends	—	—	—	—	—	(21,731)	(21,731)
Exercise of stock options, stock appreciation rights and restricted stock units	355,180	—	3,146	—	—	—	3,146
Surrender of 189,547 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	(4,672)	—	—	(4,672)
Tax impact of exercise of equity-based compensation	—	—	81	—	—	—	81
Stock-based compensation	—	—	19,151	—	—	89	19,240
Equity-based awards assumed in business combination	—	—	5,859	—	—	—	5,859
Restricted stock grants	687,652	1	—	—	—	—	1
Restricted stock cancellations	(142,760)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(825)	—	(825)
Balance at December 31, 2012	54,859,604	$55	$203,638	$(170,898)	$(1,973)	$116,862	$147,684
Net income	—	—	—	—	—	30,472	30,472
Payment of dividends	—	—	—	—	—	(22,081)	(22,081)
Exercise of stock options, stock appreciation rights and restricted stock units	609,500	—	385	—	—	—	385
Surrender of 363,731 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	(12,390)	—	—	(12,390)
Tax impact of exercise of equity-based compensation	—	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	16,765	—	—	145	16,910
Restricted stock grants	458,462	1	—	—	—	—	1
Restricted stock cancellations	(227,749)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	588	—	588
Balance at December 31, 2013	55,699,817	$56	$220,763	$(183,288)	$(1,385)	$125,398	$161,544
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements

1. Organization
We provide cloud-based and on-premise software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of December 31, 2013, we had more than 29,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare as well as international foreign affairs.
2. Summary of significant accounting policies
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). In order to provide comparability between periods presented, amortization of software development costs and amortization of deferred financing costs have been broken out separately from other non-cash adjustments in the previously reported consolidated statements of cash flows to conform to the consolidated statement of cash flow presentation of the current period. After this change in presentation, amounts related to the amortization of software development costs are included in depreciation and amortization and amounts related to the amortization of deferred financing costs are presented separately within cash flows from operating activities. Similarly, restructuring costs have been broken out separately from general and administrative expense in the previously reported consolidated statements of comprehensive income to conform to the consolidated statement of comprehensive income presentation of the current period. After this change in presentation, restructuring costs are presented separately within operating expenses.
Basis of consolidation
The consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets and goodwill, stock-based compensation, the provision for income taxes, capitalization of software development costs, our allowance for sales returns and doubtful accounts, deferred sales commissions and professional services costs, valuation of derivative instruments, accounting for business combinations and loss contingencies. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could materially differ from these estimates.
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
•The products or services have been delivered;
•The fee is fixed or determinable; and
•Collection of the resulting receivable is probable.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
Subscriptions
We provide hosting services to customers who have purchased perpetual rights to certain of our software products (hosting services). Revenue from hosting services, as well as data enrichment services, data management services and online training programs, is recognized ratably beginning on the activation date over the term of the agreement, which generally ranges from one to three years. Any related set-up fees are recognized ratably over the estimated period that the customer benefits from the related hosting service. The estimated period of benefit is evaluated on an annual basis using historical customer retention information by product or service.
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
For arrangements that have multiple elements and do not include software licenses, we allocate arrangement consideration at the inception of the arrangement to those elements that qualify as separate units of accounting. The arrangement consideration is allocated to the separate units of accounting based on relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor specific objective evidence (VSOE) of fair value if available; (ii) third-party evidence (TPE) if VSOE is not available; and (iii) best estimate of selling price (BESP) if neither VSOE nor TPE is available. In general, we use VSOE to allocate the selling price to subscription and service deliverables.
We offer certain payment processing services with the assistance of third-party vendors. When we are the primary obligor in a transaction, have latitude in establishing prices and are the party determining the service specifications or have several but not all of these indicators, we record the revenue and cost on a gross basis. Otherwise, we record revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and record the net amount as revenue.
Revenue from transaction processing services is recognized when the service is provided and the amounts are determinable. Revenue directly associated with processing donations for customers are included in subscriptions revenue.
License fees
We sell perpetual software licenses with maintenance, varying levels of professional services and, in certain instances, with hosting services. We allocate revenue to each of the elements in these arrangements using the residual method under which we first allocate revenue to the undelivered elements, typically the non-software license components, based on VSOE of fair value of the various elements. We determine VSOE of fair value of the various elements using different methods. VSOE of fair value for maintenance services associated with software licenses is based upon renewal rates stated in the agreements with customers, which demonstrate a consistent relationship of maintenance pricing as a percentage of the contractual license fee. VSOE of fair value of professional services and other products and services is based on the average selling price of these same products and

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

services to other customers when sold on a stand-alone basis. Any remaining revenue is allocated to the delivered elements which is normally the software license in the arrangement.
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
Maintenance
We recognize revenue from maintenance services ratably over the contract term, typically one year. Maintenance contracts are at rates that vary according to the level of the maintenance program and are generally renewable annually. Maintenance contracts may also include the right to unspecified product upgrades on an if-and-when available basis. Certain support services are sold in prepaid units of time and recognized as revenue upon their usage.
Deferred revenue
To the extent that our customers are billed for the above-described services in advance of delivery, we record such amounts in deferred revenue.
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
Our financial assets and liabilities are classified in their entirety within the hierarchy based on the lowest level of input that is significant to fair value measurement. Changes to a financial assets' or liabilities' level within the fair value hierarchy are determined as of the end of a reporting period. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Financial liabilities measured at fair value on a recurring basis consisted of the following, as of:

	Fair value measurement using
(in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of December 31, 2013
Financial Liabilities:
Derivative instruments(1)	—	427	—	427
Total financial liabilities	$—	$427	$—	$427

Fair value as of December 31, 2012
Financial liabilities:
Derivative instruments(1)	—	1,296	—	1,296
Total financial liabilities	$—	$1,296	$—	$1,296

(1)
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents, donor restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and donations payable approximate their fair values at December 31, 2013 and 2012, due to the immediate or short-term maturity of these instruments.
Financial assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets, goodwill and our credit facility. Intangible assets and goodwill are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. We believe the carrying amount of our credit facility approximates its fair value at December 31, 2013 and 2012, as the debt bears interest rates that approximate market. As LIBOR rates are observable at commonly quoted intervals, it is classified within Level 2 of the fair value hierarchy. There were no non-recurring fair value adjustments recorded during the years ended December 31, 2013 or 2012.
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
We record all derivative instruments on our consolidated balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Ineffective portions of the changes in the fair value of cash flow hedges are recognized currently in earnings. See Note 10 for further discussion of our derivative instruments.

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
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, donor restricted cash and accounts receivable. Our cash and cash equivalents and donor restricted cash are placed with high credit-quality financial institutions. Our accounts receivable are derived from sales to customers who primarily operate in the nonprofit sector. With respect to accounts receivable, we perform ongoing evaluations of our customers and maintain an allowance for doubtful accounts based on historical experience and our expectations of future losses. As of and for the years ended December 31, 2013, 2012 and 2011, there were no significant concentrations with respect to our consolidated revenues or accounts receivable.
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
Construction-in-progress represents purchases of computer software and hardware associated with new internal system implementation projects which had not been placed in service at the respective balance sheet dates. We transferred these assets to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2013 and 2012.
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
Critical estimates in valuing intangible assets include, but are not limited to, estimates about: future expected cash flows from customer contracts, proprietary technology and non-compete agreements; the acquired company's brand awareness and market position, assumptions about the period of time the brand will continue to be valuable; as well as expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
Goodwill
Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by us in a business combination. Goodwill is allocated to reporting units and tested annually for impairment. Our reporting units are our

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

four reportable segments and our payment processing operations. We will also test goodwill for impairment between annual impairment tests if indicators of potential impairment exist. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Significant judgment is required in the assessment of qualitative factors including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. To the extent the qualitative factors indicate that there is more than 50% likelihood that the fair value is less than the carrying amount, we compare the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated and we will recognize an impairment loss in an amount equal to the difference. As a result of our 2013 qualitative assessments of goodwill assigned to each of our reporting units, we concluded it was not more likely than not that the fair value of each reporting unit was less than its carrying value, respectively. There was no impairment of goodwill during 2013, 2012 or 2011.
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
Indefinite-lived intangible assets consist of tradenames. We evaluate the estimated useful lives and the potential for impairment of finite and indefinite-lived intangible assets on an annual basis, or more frequently if events or circumstances indicate revised estimates of useful lives may be appropriate or that the carrying amount may not be recoverable. If the carrying amount is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. Substantially all of our intangible assets were acquired in business combinations. There was no impairment of intangible assets during 2013, 2012 or 2011.
Cost method investments
Cost method investments consist of investments in privately held companies where we do not have the ability to exercise significant influence or have control over the investee. We record these investments at cost and periodically test them for other-than-temporary impairment. During the years ended December 31, 2012 and 2011, we determined that our cost method investment had other-than-temporary impairment based on the projected liquidity of the investment. We used the income approach to determine the fair value of the investment in determining the impairment. An impairment loss of $0.2 million and $1.8 million was recorded in income from operations for the years ended December 31, 2012 and 2011, respectively. There were no remaining cost method investments at December 31, 2013 and 2012.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

We estimate the number of awards that will be forfeited and recognize expense only for those awards that we expect will ultimately vest. Significant judgment is required in determining the adjustment to compensation expense for estimated forfeitures. Compensation expense in a period could be impacted, favorably or unfavorably, by differences between estimated and actual forfeitures.
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
Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other expense, net. For each of the years ended December 31, 2013 and 2012, we recorded net foreign currency losses of $0.4 million. For the year ended December 31, 2011, we recorded net a foreign currency gain of $0.3 million.
Research and development
Research and development costs are expensed as incurred. These costs include human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and certain other expenses related to researching and developing new products, and allocated depreciation, facilities and IT support costs.
Software development costs
We incur certain costs associated with the development of internal-use software and software developed related to our cloud-based solutions, which are accounted for as internal-use software. The costs incurred in the preliminary stages of internal-use software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs for internal-use software are recorded as part of computer software costs within property and equipment. Capitalized costs for software developed for our cloud-based solutions are recorded to other assets. Internal-use software is amortized on a straight line basis over its estimated useful life, which is generally three years.
Although our development efforts are primarily focused on our cloud-based solutions, we also incur cost in connection with the development of certain of our software products licensed to customers on a perpetual basis, which are accounted for as costs of

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

software to be sold, leased or otherwise marketed. Costs for the development of software to be sold are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized software development costs include direct labor costs and fringe benefit costs attributed to programmers, software engineers and quality control teams working on products after they reach technological feasibility but before they are generally available to customers for sale. Capitalized software development costs are typically amortized over the estimated product life on a straight-line basis, which is generally three years.
Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments during the years ended December 31, 2013, 2012 or 2011. At December 31, 2013 and 2012, software development costs, net of accumulated amortization, were $4.2 million and $2.0 million, respectively, and are included in other assets on the consolidated balance sheets. Amortization expense related to software development costs was $1.0 million, $0.4 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in both cost of license fees and cost of subscriptions.
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
Accounts receivable are recorded at original invoice amounts less an allowance for doubtful accounts, an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific customer reserves and the aging of our receivables. A considerable amount of judgment is required in assessing these factors and if any receivables were to deteriorate, an additional provision for doubtful accounts could be required. Accounts are written off after all means of collection are exhausted and recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense.
Below is a summary of the changes in our allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/adjustment	Write-off	Balance at end of year
2013	$7,730	$4,132	$(6,704)	$5,158
2012	3,652	8,914	(4,836)	7,730
2011	2,263	5,619	(4,230)	3,652
Below is a summary of the changes in our allowance for doubtful accounts.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/adjustment	Write-off	Balance at end of year
2013	$816	$775	$(1,136)	$455
2012	261	976	(421)	816
2011	424	27	(190)	261
Sales commissions
We pay sales commissions at the time contracts with customers are signed or shortly thereafter, depending on the size and duration of the sales contract. To the extent that these commissions relate to revenue not yet recognized, the amounts are recorded as deferred sales commission costs. Subsequently, the commissions are recognized as expense as the revenue is recognized.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Below is a summary of the changes in our deferred sales commission costs included in prepaid expenses and other current assets.

Years ended December 31, (in thousands)	Balance at beginning of year	Additions	Expense	Balance at end of year
2013	$18,142	$20,487	$(18,541)	$20,088
2012	16,452	19,693	(18,003)	18,142
2011	11,548	18,415	(13,511)	16,452
Advertising costs
We expense advertising costs as incurred, which was $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Restructuring costs
Restructuring costs include charges for the costs of exit or disposal activities. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred.

Impairment of long-lived assets
We review long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. No impairment of long-lived assets resulted in 2013, 2012 or 2011.
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
Earnings per share
We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed exercise, settlement and vesting of all dilutive securities using the "treasury stock method" when the effect is not anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands, except share and per share amounts)	2013	2012	2011
Numerator:
Net income	$30,472	$6,583	$33,220
Denominator:
Weighted average common shares	44,684,812	44,145,535	43,522,563
Add effect of dilutive securities:
Employee stock-based compensation	736,328	546,310	626,491
Weighted average common shares assuming dilution	45,421,140	44,691,845	44,149,054
Earnings per share:
Basic	$0.68	$0.15	$0.76
Diluted	$0.67	$0.15	$0.75
The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Year ended December 31,
	2013	2012	2011
Shares excluded from calculations of diluted EPS	116,438	434,050	422,418
Recently adopted accounting pronouncements
Effective January 1, 2013, we adopted ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that entities provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements. We have presented the amounts reclassified out of accumulated other comprehensive income by component in Note 10 and Note 14 to our consolidated financial statements.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We do not anticipate any material impact from the adoption of ASU 2013-11.
3. Business combinations
2012 Acquisitions
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
$335,674

The estimated fair value of accounts receivable acquired approximates the contractual value of $12.8 million. The goodwill recognized is attributable primarily to the assembled workforce of Convio and the opportunities for expected synergies. None of the goodwill arising in the acquisition is deductible for income tax purposes. The estimated amount of goodwill assigned to the Enterprise Customer Business Unit and the General Markets Business Unit reporting segments was $124.8 million and $48.5 million, respectively.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired	Weighted average amortization period
	(in thousands)	(in years)
Customer relationships	$53,000	15
Marketing assets	7,800	7
Acquired technology	69,000	8
In-process research and development	9,100	7
Non-compete agreements	1,440	2
Unfavorable leasehold interests	(690)	7
	$139,650

The fair value of the intangible assets was based on the income approach, cost approach, relief of royalty rate method and excess earnings methods. Customer relationships are amortized on an accelerated basis. Marketing assets, acquired technology and non-compete agreements are amortized on a straight-line basis. In-process research and development related to proprietary technology was placed into service subsequent to the time of acquisition and is amortized on a straight-line basis since the time of being placed into service over a weighted average amortization period of seven years.

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

	Year ended December 31,
(in thousands, except per share amounts)	2012	2011
Revenue	$476,887	$451,221
Net income	$116	$27,697
Basic earnings per share	$—	$0.64
Diluted earnings per share	$—	$0.63
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

4. Property and equipment
Property and equipment consisted of the following, as of:

	Estimated useful life (years)	December 31,
(in thousands)		2013	2012
Equipment	3 - 5	$3,710	$2,430
Computer hardware	3 - 5	59,394	56,969
Computer software	3 - 5	19,989	17,540
Construction in progress	-	93	1,854
Furniture and fixtures	5 - 7	6,987	5,486
Leasehold improvements	term of lease	11,375	5,104
Total property and equipment		101,548	89,383
Less: accumulated depreciation		(51,998)	(40,320)
Property and equipment, net of depreciation		$49,550	$49,063
Depreciation expense was $17.5 million, $14.5 million and $9.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Property and equipment, net of depreciation, under capital leases at December 31, 2013 and 2012 was not material.
5. Goodwill and other intangible assets
The change in goodwill for each reportable segment during the year ended December 31, 2013, consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Target Analytics	Other	Total
Balance at December 31, 2012	$148,322	$75,149	$6,311	$33,177	$2,096	$265,055
Additions related to business combinations	—	—	344	—	—	344
Adjustments related to prior year business combinations	(494)	(193)	—	—	—	(687)
Effect of foreign currency translation	—	—	(113)	—	—	(113)
Balance at December 31, 2013	$147,828	$74,956	$6,542	$33,177	$2,096	$264,599
We have no accumulated impairment losses as of December 31, 2013 and 2012. Additions to goodwill during the year ended December 31, 2013, related to an immaterial acquisition. Decreases were the result of adjustments to the allocation of the purchase price for the entity we acquired during the year ended December 31, 2012.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

We have recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization as of:

	December 31,
(in thousands)	2013	2012
Finite-lived gross carrying amount
Customer relationships	$102,030	$101,878
Marketing assets	10,384	10,296
Acquired software and technology	94,144	94,378
Non-compete agreements	2,128	3,979
Database	4,275	4,275
Total finite-lived gross carrying amount	212,961	214,806
Accumulated amortization
Customer relationships	(33,442)	(24,994)
Marketing assets	(4,529)	(2,852)
Acquired software and technology	(27,671)	(14,787)
Non-compete agreements	(1,739)	(2,727)
Database	(3,332)	(2,798)
Total accumulated amortization	(70,713)	(48,158)
Indefinite-lived gross carrying amount
Marketing assets	1,193	1,389
Total intangible assets, net	$143,441	$168,037

Changes to the gross carrying amounts of intangible asset classes during 2013 were related to an immaterial acquisition, the write-off of certain non-compete agreements that expired and the effect of foreign currency translation.

Amortization expense
Amortization expense related to finite-lived intangible assets acquired in business combinations is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on the revenue stream to which the asset contributes. The following table summarizes amortization expense:

	Year ended December 31,
(in thousands)	2013	2012	2011
Included in cost of revenue:
Cost of license fees	$421	$485	$635
Cost of subscriptions	18,578	11,969	3,341
Cost of services	2,528	1,992	1,572
Cost of maintenance	457	722	975
Cost of other revenue	75	75	75
Total included in cost of revenue	22,059	15,243	6,598
Included in operating expenses	2,539	2,106	980
Total	$24,598	$17,349	$7,578

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of December 31, 2013:

Year ended December 31,	Amortization expense (in thousands)
2014	$22,573
2015	22,203
2016	21,799
2017	19,484
2018	18,123
Total	$104,182
6. Prepaid expenses and other assets
Prepaid expenses and other assets consisted of the following as of:

(in thousands)	December 31, 2013	December 31, 2012
Deferred sales commissions	$20,088	$18,142
Prepaid software maintenance	6,875	5,530
Taxes, prepaid and receivable	1,112	7,398
Deferred professional services costs	7,445	8,057
Software development costs	4,172	1,994
Other assets	9,674	9,312
Total prepaid expenses and other assets	49,366	50,433
Less: Long-term portion	19,251	9,844
Total prepaid expenses and other current assets	$30,115	$40,589
7. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following as of:

(in thousands)	December 31, 2013	December 31, 2012
Taxes payable	$5,430	$7,607
Accrued commissions and salaries	7,127	5,905
Accrued bonuses	9,258	11,966
Customer credit balances	3,281	4,577
Accrued software and maintenance	970	3,875
Unrecognized tax benefit	3,698	3,846
Other liabilities	17,334	13,501
Total accrued expenses and other liabilities	47,098	51,277
Less: Long-term portion	6,655	5,281
Total accrued expenses and other current liabilities	$40,443	$45,996

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

8. Deferred revenue
Deferred revenue consisted of the following as of:

(in thousands)	December 31, 2013	December 31, 2012
Maintenance	$85,219	$81,741
Subscriptions	72,480	65,850
Services	32,153	36,904
License fees and other	722	523
Total deferred revenue	190,574	185,018
Less: Deferred revenue, net of current portion	9,099	11,119
Deferred revenue, current portion	$181,475	$173,899
9. Debt
Credit facility
We have a five-year $325.0 million credit facility, which includes the following facilities: (i) a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans, and (ii) a delayed draw term loan. The stock and limited liability company interests of certain subsidiaries are pledged as collateral for the credit facility which is guaranteed by our material domestic subsidiaries.
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
We also pay a quarterly commitment fee on the unused portion of the revolving credit facility from 0.20% to 0.35% per annum, depending on our leverage ratio. At December 31, 2013, the commitment fee was 0.25%.
The term loans under our credit facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the credit facility in February 2017. We evaluate the classification of our debt based on the required annual maturities of our credit facility.
The credit facility includes financial covenants related to the consolidated leverage ratio and interest ratio, as well as restrictions on the maximum amount of annual capital expenditures, our ability to incur obligations with other financial institutions, our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At December 31, 2013, we were in compliance with all debt covenants under the credit facility.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table summarizes our debt balances and the related weighted average effective interest rates, which include our interest cost incurred and the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(in thousands, except percentages)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Credit facility:
Revolving credit loans	$70,408	$123,000	1.95%	2.68%
Term loans	82,500	92,500	2.39%	3.14%
Total debt	152,908	215,500	2.14%	2.88%
Less: Debt, current portion	17,158	10,000	2.39%	3.14%
Debt, net of current portion	$135,750	$205,500	2.11%	2.86%
As of December 31, 2013, the required annual maturities related to our credit facility were as follows:

Year ending December 31, (in thousands)	Annual maturities
2014	$17,158
2015	15,000
2016	15,000
2017	105,750
Total required maturities	$152,908
Deferred financing costs
In February 2012, we amended and restated our credit facility to increase our borrowing capacity. In connection with our amended and restated credit facility, we paid $2.4 million of financing costs. These costs together with a portion of the unamortized financing costs from our previous credit facility are being amortized over the term of the new facility. As of December 31, 2013 and December 31, 2012, deferred financing costs totaling $1.9 million and $2.5 million, respectively, are included in other assets on the consolidated balance sheets.
10. Derivative instruments
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
The fair values of our derivative instruments were as follows as of:

		Liability fair value at
(in thousands)	Balance sheet location	December 31, 2013	December 31, 2012
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$46	$—
Interest rate swaps, long-term portion	Other liabilities	381	1,296
Total derivative instruments designated as hedging instruments		$427	$1,296

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Loss recognized in accumulated other comprehensive loss as of	Location of loss reclassified from accumulated other comprehensive loss into income	Amount reclassified from accumulated other comprehensive loss into income
	December 31, 2013		Year ended December 31,
(in thousands)			2013
Interest rate swaps	$427	Interest expense	$794

			Year ended December 31,
	December 31, 2012		2012
Interest rate swaps	$1,296	Interest expense	$466
We recognize income tax expense or benefit within accumulated other comprehensive loss each reporting period based on the change in fair value of our derivative instruments. The income tax benefit recognized in accumulated other comprehensive loss decreased $(0.3) million during the year ended December 31, 2013. The income tax benefit recognized in accumulated other comprehensive loss was $0.5 million for the year ended December 31, 2012.
11. Commitments and contingencies
Leases
We lease our headquarters facility under a 15-year lease agreement which was entered into in October 2008, and has two five-year renewal options. The current annual base rent of the lease is $4.0 million, payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year.
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
We have provisions in our leases that entitle us to aggregate leasehold improvement allowances of $9.5 million. These amounts are recorded as a reduction to rent expense ratably over the terms of the leases. Rent expense was reduced related to these lease provisions by $0.6 million during the year ended December 31, 2013 and $0.3 million during each of the years ended December 31, 2012 and 2011, respectively. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.
Additionally, we have subleased a portion of our facilities under various agreements extending through 2013. The reduction in rent expense related to these agreements during the year ending December 31, 2013 was not material to the consolidated statements of comprehensive income. Rent expense was reduced by $0.3 million and $0.4 million related to these agreements during the years ended December 31, 2012 and 2011, respectively.
We have also received, and expect to receive through 2016, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $2.4 million, $2.2 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Additionally, we lease various office space and equipment under operating leases. We also have various non-cancelable capital leases for computer equipment and furniture that are not significant.
Total rent expense was $9.0 million, $7.6 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

As of December 31, 2013, the future minimum lease commitments related to lease agreements, net of related sublease commitments and lease incentives, were as follows:

Year ended December 31,	Operating
(in thousands)	leases
2014	$10,027
2015	9,872
2016	9,570
2017	9,616
2018	9,819
Thereafter	41,466
Total minimum lease payments	$90,370
Other commitments
As discussed in Note 9 of these consolidated financial statements, the term loans under our credit facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the credit facility in February 2017.
We utilize third-party technology in conjunction with our products and services, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2013, the remaining aggregate minimum purchase commitment under these arrangements was approximately $11.8 million through 2016. We incurred expense under these arrangements of $3.5 million for the year ended December 31, 2013.
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
Guarantees and indemnification obligations
We enter into agreements in the ordinary course of business with, among others, customers, creditors, vendors and service providers. Pursuant to certain of these agreements we have agreed to indemnify the other party for certain matters, such as property damage, personal injury, acts or omissions of ours, or our employees, agents or representatives, or third-party claims alleging that the activities of its contractual partner pursuant to the contract infringe a patent, trademark or copyright of such third party.
We assess the fair value of our liability on the above indemnities to be immaterial based on historical experience and information known at December 31, 2013.
12. Income taxes
Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. We historically made distributions to our stockholders to cover the stockholders' anticipated tax liability. In connection with our 1999 recapitalization, we converted our U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999, have been subject to federal and state income taxes. We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, United Kingdom, Australia, the Netherlands and Ireland. We are generally subject to U.S. federal income tax examination for calendar tax years 2010 through 2013 as well as state and foreign income tax examinations for various years depending on statutes of limitations of those jurisdictions.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following summarizes the components of income tax expense:

	Year ended December 31,
(in thousands)	2013	2012	2011
Current taxes:
U.S. Federal	$78	$(1,764)	$3,434
U.S. State and local	1,127	410	1,030
International	(221)	511	40
Total current taxes	984	(843)	4,504
Deferred taxes:
U.S. Federal	14,394	8,943	11,943
U.S. State and local	(694)	(796)	1,536
International	173	(562)	54
Total deferred taxes	13,873	7,585	13,533
Total income tax provision	$14,857	$6,742	$18,037

The following summarizes the components of income before provision for income taxes:

	Year ended December 31,
(in thousands)	2013	2012	2011
U.S.	$48,137	$16,793	$50,946
International	(2,808)	(3,468)	311
Income before provision for income taxes	$45,329	$13,325	$51,257

A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate our income tax provision is as follows:

	Year ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	5.2	8.3	4.2
Change in state income tax rate applied to deferred tax balances	(2.5)	(2.2)	0.6
Fixed assets	(1.0)	(7.6)	—
Unrecognized tax benefit	0.3	2.9	(0.3)
State credits, net of federal benefit	(2.9)	(1.7)	(2.2)
Change in valuation reserve	0.7	4.1	0.7
Federal credits generated	(5.1)	—	(2.7)
Foreign tax rate	0.6	2.3	—
Acquisition costs	—	10.8	0.6
Foreign tax credits	(0.5)	(3.0)	—
Section 162(m) limitation	1.8	0.1	(0.4)
Other	1.2	1.6	(0.3)
Income tax provision effective rate	32.8%	50.6%	35.2%
We recorded net excess tax benefits attributable to stock option and stock appreciation right exercises and restricted stock vesting of $0.1 million and $0.2 million in stockholders’ equity during the years ended December 31, 2012 and 2011, respectively. We were unable to recognize additional excess tax benefits of stock-based compensation deductions generated during 2013 and 2012 of $3.8 million and $0.6 million, respectively, because the deductions did not reduce income tax payable after considering our net operating loss carryforwards. Although not recognized for financial reporting purposes, these unrecognized tax benefits are available to reduce future taxable income.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The federal and state research and development tax credits, which had previously expired on December 31, 2011, were reinstated as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013. This legislation retroactively reinstated and extended the credits from the previous expiration date through December 31, 2013. The benefit of the federal and state credits for 2013 and 2012 has been included in 2013 tax expense, representing a $1.8 million and $1.6 million benefit, respectively.

The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2013	2012
Deferred tax assets relating to:
Federal, state and foreign net operating loss carryforwards	$18,144	$30,839
Federal, state and foreign tax credits	18,947	15,438
Intangible assets	5,849	13,706
Effect of expensing nonqualified stock options and restricted stock	3,818	7,634
Accrued bonuses	3,286	4,361
Deferred revenue	3,850	4,342
Allowance for doubtful accounts	1,938	3,161
Other	4,286	8,321
Total deferred tax assets	60,118	87,802
Deferred tax liabilities relating to:
Intangible assets	(55,018)	(65,882)
Fixed assets	(11,557)	(12,643)
Other	(5,752)	(7,318)
Total deferred tax liabilities	(72,327)	(85,843)
Valuation allowance	(11,042)	(10,651)
Net deferred tax asset (liabilities)	$(23,251)	$(8,692)

As of December 31, 2013, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $41.8 million, $3.1 million and $52.6 million, respectively. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2032 and the state net operating loss carryforwards will expire over various periods beginning in 2014. A portion of the foreign and state net operating loss carryforwards have a valuation reserve due to management's uncertainty regarding the future ability to use such carryforwards. Our federal, foreign and state tax credit carryforwards for income tax purposes were approximately $6.3 million, $0.5 million and $12.2 million, net of federal tax, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2022 and the state tax credit carryforwards will begin to expire in 2014. The state tax credits had a valuation reserve of approximately $8.5 million, net of federal tax, as of December 31, 2013.
The following table illustrates the change in our deferred tax asset valuation allowance:

(in thousands)	Balance at beginning of year	Acquisition related change	Charges to expense	Balance at end of year
Year ended December 31,
2013	$10,651	$635	$(244)	$11,042
2012	10,079	286	286	10,651
2011	9,614	—	465	10,079

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table sets forth the change to our unrecognized tax benefit for the years ended December 31, 2013, 2012 and 2011:

	December 31,
(in thousands)	2013	2012	2011
Balance at beginning of year	$3,846	$1,777	$1,414
Increases from prior period positions	1,254	2,766	87
Decreases in prior year position	(813)	(93)	(9)
Increases from current period positions	224	—	285
Lapse of statute of limitations	(813)	(604)	—
Balance at end of year	$3,698	$3,846	$1,777

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $3.7 million at December 31, 2013. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheets as of December 31, 2013 and 2012 was $0.6 million and $0.7 million, respectively. The total amount of interest and penalties included in the consolidated statements of comprehensive income as a decrease in income tax expense for 2012 was $0.3 million. The total amount of interest and penalties included in the consolidated statement of comprehensive income as an increase in income tax expense for 2013 and 2011 was $0.2 million and $0.1 million, respectively.
We have taken federal and state tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease approximates $1.3 million at December 31, 2013.
We concluded that a portion of the undistributed earnings of our foreign subsidiaries, as related solely to Canada, are not permanently reinvested and as a result we recorded a tax liability and applicable foreign tax credits for the effect of repatriating those foreign earnings. For the remaining undistributed earnings, which we do not consider to be significant, we concluded that these earnings would be permanently reinvested in the local jurisdictions and not repatriated to the United States. Accordingly, we have not provided for U.S. federal and foreign withholding taxes on those undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the amount that might be payable if some or all of such earnings were to be remitted.
13. Stock-based compensation
Employee stock-based compensation plans
Under the Blackbaud, Inc. 2008 Equity Incentive Plan (2008 Equity Plan), we may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to eligible employees, directors and consultants. We maintain other stock-based compensation plans including the 2004 Stock Plan, under which no additional grants may be made, and the 2009 Equity Compensation Plan for Employees from Acquired Companies, under which we may grant shares of common stock to employees pursuant to employment contracts or other arrangements entered into in connection with past and future acquisitions.
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
The total number of authorized stock-based awards available under our plans was 5,723,093 as of December 31, 2013. We issue common stock from our pool of authorized stock upon exercise of stock options and stock appreciation rights, vesting of restricted stock units or upon granting of restricted stock.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Historically, we have issued four types of awards under these plans: stock options, restricted stock awards, restricted stock units and stock appreciation rights. The following table sets forth the number of awards outstanding for each award type as of:

	Outstanding at December 31,
Award type	2013	2012
Stock options	24,158	60,775
Restricted stock awards	1,015,934	1,202,121
Restricted stock units	130,512	389,913
Stock appreciation rights	1,292,996	2,786,828
The majority of the stock-based awards granted under these plans have a 10-year contractual term. Stock appreciation rights (SARs) have contractual lives of 7 years. Awards granted to our executive officers and certain members of management are subject to accelerated vesting upon a change in control as defined in the employees’ retention agreement.
We recognize compensation expense associated with stock options and awards with performance or market based vesting conditions on an accelerated basis over the requisite service period of the individual grantees, which generally equals the vesting period. We recognize compensation expense associated with restricted stock awards and SARs on a straight-line basis over the requisite service period of the individual grantees, which generally equals the vesting period. Compensation expense is recognized net of estimated forfeitures such that expense is recognized only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
Stock-based compensation expense is allocated to expense categories on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Year ended December 31,
(in thousands)	2013	2012	2011
Included in cost of revenue:
Cost of subscriptions	$1,032	$860	$571
Cost of services	2,464	2,786	1,966
Cost of maintenance	545	538	741
Total included in cost of revenue	4,041	4,184	3,278
Included in operating expenses:
Sales and marketing	2,351	2,527	1,325
Research and development	3,731	3,556	3,039
General and administrative	6,787	8,973	7,242
Total included in operating expenses	12,869	15,056	11,606
Total	$16,910	$19,240	$14,884

The total amount of compensation cost related to non-vested awards not recognized was $34.5 million at December 31, 2013. It is expected that this amount will be recognized over a weighted average period of 1.9 years .

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Stock options
The following table summarizes the options outstanding under each of our stock-based compensation plans as of December 31, 2013.

Plan	Date of adoption		Options outstanding	Range of exercise prices
2004 Stock Plan	March 23, 2004		11,213	$8.60-$13.05
Kintera 2003 Plan	July 8, 2008	(1)	3,977	$10.59-$19.26
Convio 1999 Plan	May 5, 2012	(1)	6,538	$9.10-$15.54
Convio 2009 Plan	May 5, 2012	(1)	2,430	$15.62-$18.20
Total			24,158

(1)	In connection with the acquisitions of Kintera and Convio, we assumed certain stock options issued and outstanding at the date of acquisition.
The following table summarizes our outstanding stock options as of December 31, 2013, and changes during the year then ended:

Options	Share options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2013	60,775	$11.09
Exercised	(35,831)	10.76
Forfeited	(513)	14.72
Expired	(273)	13.25
Outstanding at December 31, 2013	24,158	$11.49	3.1	$631
Unvested and expected to vest at December 31, 2013	388	$17.75	6.3	$8
Vested and exercisable at December 31, 2013	23,738	$11.38	3.1	$624
There have been no new stock option awards granted since 2005. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.8 million, $3.2 million and $3.1 million, respectively. The total fair value of options that vested during the years ended December 31, 2013, 2012 and 2011 was not material. All outstanding options granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table summarizes our unvested restricted stock awards as of December 31, 2013, and changes during the year then ended:

Restricted stock awards	Restricted stock awards	Weighted average grant-date fair value
Unvested at January 1, 2013	1,202,121	$24.58
Granted	458,462	35.31
Vested	(416,900)	24.86
Forfeited	(227,749)	24.55
Unvested at December 31, 2013	1,015,934	$29.30
As of December 31, 2013, the number and intrinsic value of restricted stock awards expected to vest was 965,270 and $36.3 million, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2013, 2012 and 2011 was $10.4 million, $9.6 million and $9.9 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2012 and 2011 was $22.77 and $27.98, respectively.
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
The following table summarizes our unvested restricted stock units as of December 31, 2013, and changes during the year then ended:

Restricted stock units	Restricted stock units	Weighted average grant-date fair value
Unvested at January 1, 2013	389,913	$27.55
Granted	25,427	35.70
Forfeited	(64,863)	27.69
Expired	(30,049)	24.70
Vested	(189,916)	28.13
Unvested at December 31, 2013	130,512	$28.84

As of December 31, 2013, the number and intrinsic value of restricted stock units expected to vest was 125,247 and $4.7 million, respectively. The weighted average grant date fair value of restricted stock units granted for the years ended December 31, 2012 and 2011 was $21.41 and $26.68, respectively.
Stock appreciation rights
We have granted SARs under the 2008 Equity Plan and the 2004 Stock Plan to certain members of management. The SARs will be settled in stock at the time of exercise and vest four years from the date of grant subject to the recipient’s continued employment with us. The number of shares issued upon the exercise of the SARs is calculated as the difference between the share price of our stock on the date of exercise and the date of grant multiplied by the number of SARs divided by the share price on the exercise date.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table summarizes our outstanding SARs as of December 31, 2013, and changes during the year then ended:

Stock appreciation rights	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2013	2,786,828	$23.87
Granted	60,367	28.47
Exercised	(1,270,064)	23.53
Forfeited	(282,552)	24.79
Expired	(1,583)	$26.17
Outstanding at December 31, 2013	1,292,996	$24.21	5.0	$17,375
Unvested and expected to vest at December 31, 2013	844,760	$24.21	5.5	$11,350
Vested and exercisable at December 31, 2013	418,809	$24.15	3.8	$5,653
The total intrinsic value of SARs exercised during the year ended December 31, 2013, 2012 and 2011 was $12.9 million, $2.4 million and $2.2 million, respectively. The total fair value of SARs that vested during the year ended December 31, 2013, 2012 and 2011 was $3.4 million, $3.9 million and $3.6 million, respectively. The weighted average grant date fair value of SARs granted for the years ended December 31, 2013, 2012 and 2011 was $6.59, $6.36 and $8.10, respectively. All outstanding SARs granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. All SARs granted with a market condition had a fair market value assigned at the grant date based on the use of a Monte Carlo simulation model. Significant assumptions used in the Black-Scholes option pricing model for SARs granted in 2013, 2012 and 2011 were as follows:

	Year ended December 31,
	2013	2012	2011
Volatility	32% to 35%	35% to 41%	41% to 42%
Dividend yield	1.7%	1.7%	1.7% to 1.8%
Risk-free interest rate	0.6% to 0.8%	0.5% to 0.6%	0.6% to 1.9%
Expected SAR life in years	4	4	4

The expected volatility assumption is based on the volatility derived from prices of our stock over a historical term consistent with the expected life of the SAR at the time of grant. The dividend yield is based on the adopted dividend policy in effect at the time of grant and the expectation of future dividends. The risk-free interest rate is based on a United States Treasury instrument with a term consistent with the expected life of the SAR at the time of grant. The expected life of the SAR represents the period that the award is expected to be outstanding based on historical experience. In determining the appropriate expected life of the SAR, we segregate our grantees into categories based upon employee levels that are expected to be indicative of similar award-related behavior.
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

The following table provides information with respect to quarterly dividends paid on common stock during the year ended December 31, 2013.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2013	$0.12	February 28	March 15
May 2013	$0.12	May 28	June 14
August 2013	$0.12	August 28	September 13
November 2013	$0.12	November 27	December 13
In February 2014, our Board of Directors declared a first quarter dividend of $0.12 per share payable on March 14, 2014 to stockholders of record on February 28, 2014.
Stock repurchase program
We have a repurchase program that authorizes us to purchase up to $50.0 million of our outstanding shares of common stock. The program does not have an expiration date. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors.
We account for purchases of treasury stock under the cost method. The remaining amount available to purchase stock under the stock repurchase program was $50.0 million as of December 31, 2013.
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

(in thousands)	Gains and losses on cash flow hedges	Foreign currency translation adjustment	Total
Balance at December 31, 2012	$(791)	$(1,182)	$(1,973)
Other comprehensive (loss) income before reclassifications	(259)	53	(206)
Amounts reclassified from accumulated other comprehensive loss to interest expense(1)	794	—	794
Net current-period other comprehensive income	535	53	588
Balance at December 31, 2013	$(256)	$(1,129)	$(1,385)

(1)	Included in the amount reclassified from accumulated other comprehensive loss during 2013 was an income tax benefit of $0.3 million.
15. Employee profit-sharing plan
We have a 401(k) profit-sharing plan (the 401K Plan) covering substantially all employees. Employees can contribute between 1% and 30% of their salaries in 2013, 2012 and 2011, and we match 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at our discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2013, 2012 and 2011 were $5.1 million, $4.6 million and $4.0 million, respectively. There was no discretionary contribution by us to the 401K Plan in 2013, 2012 and 2011.
16. Segment information
As of December 31, 2013, our reportable segments were as follows: the Enterprise Customer Business Unit, or the ECBU, the General Markets Business Unit, or the GMBU, the International Business Unit, or IBU, and Target Analytics. Following is a description of each reportable segment:

•	The ECBU is focused on marketing, sales, delivery and support to large and/or strategic, specifically identified prospects and customers in North America;

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
We have recast our segment disclosures for 2012 and 2011 to present them on a consistent basis with the current year. During 2013, we refined our methodology for allocating revenue and expenses to our reportable segments to provide further precision in those allocations. Summarized reportable segment financial results were as follows:

	Year ended December 31,
(in thousands)	2013	2012	2011
Revenue by segment:
ECBU	$195,570	$165,161	$127,945
GMBU	225,352	203,178	171,999
IBU	41,488	40,068	33,841
Target Analytics	39,845	37,453	35,769
Other(1)	1,562	1,559	1,314
Total revenue	$503,817	$447,419	$370,868
Segment operating income(2):
ECBU	$103,443	$74,419	$53,141
GMBU	131,707	121,985	101,572
IBU	8,082	5,265	6,922
Target Analytics	16,582	17,619	16,882
Other(1)	1,342	1,485	1,203
	261,156	220,773	179,720
Less:
Corporate unallocated costs(3)	168,106	164,749	106,330
Stock-based compensation costs	16,910	19,240	14,884
Amortization expense	24,598	17,349	7,578
Interest expense (income), net	5,751	5,718	17
Other expense (income), net	462	392	(346)
Income before provision for income taxes	$45,329	$13,325	$51,257

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.

(2)
Segment operating income includes direct, controllable costs related to the sale of products and services by the reportable segment, except for IBU, which includes operating costs from our foreign locations such as sales, marketing, general, administrative, depreciation and facilities costs.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Revenue by product and service group for each of our reportable segments were as follows:

	Year ended December 31,
(in thousands)	2013	2012	2011
ECBU revenue:
License fees	$7,374	$7,888	$6,741
Subscriptions	97,392	73,246	45,572
Services	48,471	44,882	39,662
Maintenance	39,503	35,905	32,759
Other	2,830	3,240	3,211
Total ECBU revenue	$195,570	$165,161	$127,945

GMBU revenue:
License fees	$6,718	$9,068	$8,742
Subscriptions	88,766	65,482	41,017
Services	41,228	39,036	34,820
Maintenance	84,763	86,026	83,963
Other	3,877	3,566	3,457
Total GMBU revenue	$225,352	$203,178	$171,999

IBU revenue:
License fees	$2,510	$3,476	$3,830
Subscriptions	12,743	10,038	4,575
Services	11,337	12,230	11,472
Maintenance	14,056	13,673	13,484
Other	842	651	480
Total IBU revenue	$41,488	$40,068	$33,841

Target Analytics revenue:
License fees	$113	$119	$162
Subscriptions	13,755	13,320	12,292
Services	25,495	23,452	22,810
Maintenance	423	497	396
Other	59	65	109
Total Target Analytics revenue	$39,845	$37,453	$35,769

Other revenue:
License fees	$—	$—	$—
Subscriptions	—	16	88
Services	17	26	17
Maintenance	—	—	2
Other	1,545	1,517	1,207
Total Other revenue	$1,562	$1,559	$1,314
Total consolidated revenue	$503,817	$447,419	$370,868

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

We derive a portion of our revenue from our foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable, long-lived assets by geographic region based on the location of the assets.

(in thousands)	United States	Canada	Europe	Asia Pacific	Total Foreign	Total
Revenue from external customers:
2013	$439,887	$23,344	$24,107	$16,479	$63,930	$503,817
2012	386,376	22,770	23,022	15,251	61,043	447,419
2011	317,305	21,725	21,162	10,676	53,563	370,868
Property and equipment:
December 31, 2013	$47,367	$72	$1,694	$417	$2,183	$49,550
December 31, 2012	47,826	188	810	239	1,237	49,063
It is impractical for us to identify our total assets by segment.
17. Quarterly results (unaudited)

(in thousands, except per share data)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenue	$134,872	$127,854	$125,468	$115,623
Gross profit	68,514	71,740	68,855	62,045
Income from operations	14,622	18,008	14,318	4,594
Income before provision for income taxes	13,287	16,490	12,532	3,020
Net income	11,790	9,393	6,623	2,666
Earnings per share
Basic	$0.26	$0.21	$0.15	$0.06
Diluted	$0.26	$0.21	$0.15	$0.06

(in thousands, except per share data)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenue	$120,051	$122,472	$110,190	$94,706
Gross profit	64,299	67,344	59,685	53,631
Income (loss) from operations	9,875	6,185	(1,877)	5,252
Income (loss) before provision for income taxes	7,342	4,629	(3,446)	4,800
Net income (loss)	3,270	2,825	(2,271)	2,759
Earnings (loss) per share
Basic	$0.07	$0.06	$(0.05)	$0.06
Diluted	$0.07	$0.06	$(0.05)	$0.06
Included in the fourth quarter 2013 was $8.5 million of subscription revenue which was attributable to a prospective change in presentation from net to gross for revenues and costs associated with certain of our payment processing services effective October 2013. Earnings (loss) per common share are computed independently for each of the periods presented and, therefore, may not add up to the total for the year. The results of operations of acquired companies are included in the consolidated results of operations from the date of their respective acquisition as described in Note 3.

18. Restructuring
During 2012, in an effort to consolidate our operating locations, we decided not to renew our lease for office space in San Diego, CA, which matured on June 30, 2013. As a result, we initiated a plan to transition most of our operations based in San Diego, CA to our Austin, TX location, which we substantially completed in June 2013 when the lease matured.
The following table summarizes our restructuring costs related to our San Diego office transition as of December 31, 2013:

	Total costs expected to be incurred	Costs incurred during the year ended	Cumulative costs incurred as of
(in thousands)		December 31, 2013
By component:
Employee severance and retention costs	$295	$120	$295
Employee relocation costs	187	187	187
	482	307	482
By reportable segment:
Other	$482	$307	$482
The change in our liability related to our San Diego office transition during the year ended December 31, 2013, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2012			December 31, 2013
Employee severance and retention costs	$175	$120	$(295)	$—
Employee relocation costs	—	187	(187)	—
	$175	$307	$(482)	$—
In January 2013, we implemented a realignment of our workforce in response to changes in the nonprofit industry and global economy. The realignment included a reduction in workforce of approximately 135 positions and was substantially completed during 2013.
The following table summarizes our restructuring costs related to the reduction in workforce as of December 31, 2013:

	Total costs expected to be incurred	Costs incurred during the year ended	Cumulative costs incurred as of
(in thousands)		December 31, 2013
By component:
Employee severance costs	$3,187	$3,187	$3,187
By reportable segment:
ECBU	$828	$828	$828
GMBU	290	290	290
Target Analytics	136	136	136
Other	1,933	1,933	1,933
	$3,187	$3,187	$3,187
The change in our liability related to the reduction in workforce during 2013, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2012			December 31, 2013
Employee severance costs	$—	$3,187	$(3,187)	$—