Form 10-Q
period 2014-03-31
BLACKBAUD INC
filed 2014-05-07
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
YES  ☐  NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of April 25, 2014 was 46,160,187.

BLACKBAUD, INC.

Safe Harbor Cautionary Statement
This Quarterly Report on Form 10-Q, including the section titled “Management's discussion and analysis of financial condition and results of operations” in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, our ability to successfully integrate acquired businesses and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock-based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “likely,” “will,” “should,” “believes,” “estimates,” “seeks,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause actual results to differ materially from our expectations expressed in the report include: general economic risks; lengthy sales and implementation cycles, particularly in larger organizations; uncertainty regarding increased business and renewals from existing customers; continued success in sales growth; management of integration of recently acquired companies and other risks associated with acquisitions; the ability to attract and retain key personnel; risks associated with successful implementation of multiple integrated software products; risks related to our dividend policy and stock repurchase program, including potential limitations on our ability to grow and the possibility that we might discontinue payment of dividends; risks relating to restrictions imposed by our credit facility; risks associated with management of growth; technological changes that make our products and services less competitive; and the other risk factors set forth from time to time in our SEC filings. Factors that could cause or contribute to such differences include, but are not limited to, those summarized under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2013, and our quarterly reports on Forms 10-Q. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we do not intend, and undertake no obligation to revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I- FINANCIAL INFORMATION
Item 1.        Financial Statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$32,550	$11,889
Donor restricted cash	43,534	107,362
Accounts receivable, net of allowance of $5,394 and $5,613 at March 31, 2014 and December 31, 2013, respectively	63,368	66,969
Prepaid expenses and other current assets	29,940	30,115
Deferred tax asset, current portion	12,103	13,434
Total current assets	181,495	229,769
Property and equipment, net	47,925	49,550
Goodwill	264,819	264,599
Intangible assets, net	137,572	143,441
Other assets	19,938	19,251
Total assets	$651,749	$706,610
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$9,469	$10,244
Accrued expenses and other current liabilities	36,775	40,443
Donations payable	43,534	107,362
Debt, current portion	4,375	17,158
Deferred revenue, current portion	173,155	181,475
Total current liabilities	267,308	356,682
Debt, net of current portion	168,770	135,750
Deferred tax liability	36,532	36,880
Deferred revenue, net of current portion	8,405	9,099
Other liabilities	6,298	6,655
Total liabilities	487,313	545,066
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 55,747,874 and 55,699,817 shares issued at March 31, 2014 and December 31, 2013, respectively	56	56
Additional paid-in capital	225,075	220,763
Treasury stock, at cost; 9,591,130 and 9,573,102 shares at March 31, 2014 and December 31, 2013, respectively	(183,882)	(183,288)
Accumulated other comprehensive loss	(518)	(1,385)
Retained earnings	123,705	125,398
Total stockholders’ equity	164,436	161,544
Total liabilities and stockholders’ equity	$651,749	$706,610
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of comprehensive income
(Unaudited)

(in thousands, except share and per share amounts)	Three months ended March 31,
	2014	2013
Revenue
License fees	$3,907	$2,980
Subscriptions	58,268	47,756
Services	28,130	28,838
Maintenance	35,652	34,148
Other revenue	1,665	1,901
Total revenue	127,622	115,623
Cost of revenue
Cost of license fees	530	725
Cost of subscriptions	30,124	20,383
Cost of services	26,263	25,399
Cost of maintenance	5,414	5,874
Cost of other revenue	999	1,197
Total cost of revenue	63,330	53,578
Gross profit	64,292	62,045
Operating expenses
Sales and marketing	25,116	24,392
Research and development	16,494	16,429
General and administrative	12,818	12,742
Restructuring	—	3,210
Amortization	587	678
Total operating expenses	55,015	57,451
Income from operations	9,277	4,594
Interest income	16	17
Interest expense	(1,459)	(1,694)
Loss on debt extinguishment and termination of derivative instruments	(996)	—
Other (expense) income, net	(236)	103
Income before provision for income taxes	6,602	3,020
Income tax provision	2,788	354
Net income	$3,814	$2,666
Earnings per share
Basic	$0.08	$0.06
Diluted	$0.08	$0.06
Common shares and equivalents outstanding
Basic weighted average shares	45,127,645	44,473,519
Diluted weighted average shares	45,552,451	45,009,213
Dividends per share	$0.12	$0.12

Other comprehensive income
Foreign currency translation adjustment	555	285
Unrealized gain on derivative instruments, net of tax	312	119
Total other comprehensive income	867	404
Comprehensive income	$4,681	$3,070
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities
Net income	$3,814	$2,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,674	10,610
Provision for doubtful accounts and sales returns	1,074	670
Stock-based compensation expense	3,714	5,178
Excess tax benefits from stock-based compensation	(603)	—
Deferred taxes	616	(188)
Amortization of deferred financing costs and discount	162	153
Loss on debt extinguishment and termination of derivative instruments	996	—
Other non-cash adjustments	168	(2)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	2,676	5,404
Prepaid expenses and other assets	309	6,416
Trade accounts payable	2,789	(754)
Accrued expenses and other liabilities	(4,158)	(10,074)
Donor restricted cash	63,680	42,588
Donations payable	(63,680)	(42,588)
Deferred revenue	(8,967)	(7,139)
Net cash provided by operating activities	13,264	12,940
Cash flows from investing activities
Purchase of property and equipment	(6,119)	(6,292)
Purchase of net assets of acquired companies, net of cash acquired	(136)	(876)
Capitalized software development costs	(1,152)	(764)
Net cash used in investing activities	(7,407)	(7,932)
Cash flows from financing activities
Proceeds from issuance of debt	196,000	16,700
Payments on debt	(173,908)	(21,200)
Debt issuance costs	(2,484)	—
Proceeds from exercise of stock options	25	67
Excess tax benefits from stock-based compensation	603	—
Dividend payments to stockholders	(5,537)	(5,479)
Net cash provided by (used in) financing activities	14,699	(9,912)
Effect of exchange rate on cash and cash equivalents	105	(138)
Net increase (decrease) in cash and cash equivalents	20,661	(5,042)
Cash and cash equivalents, beginning of period	11,889	13,491
Cash and cash equivalents, end of period	$32,550	$8,449
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity
(Unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2012	54,859,604	$55	$203,638	$(170,898)	$(1,973)	$116,862	$147,684
Net income	—	—	—	—	—	30,472	30,472
Payment of dividends	—	—	—	—	—	(22,081)	(22,081)
Exercise of stock options and stock appreciation rights and vesting of restricted stock awards and restricted stock units	609,500	—	385	—	—	—	385
Surrender of 363,731 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(12,390)	—	—	(12,390)
Tax impact of exercise of equity-based compensation	—	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	16,765	—	—	145	16,910
Restricted stock grants	458,462	1	—	—	—	—	1
Restricted stock cancellations	(227,749)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	588	—	588
Balance at December 31, 2013	55,699,817	$56	$220,763	$(183,288)	$(1,385)	$125,398	$161,544
Net income	—	—	—	—	—	3,814	3,814
Payment of dividends	—	—	—	—	—	(5,537)	(5,537)
Exercise of stock options and stock appreciation rights and vesting of restricted stock awards and restricted stock units	44,870	—	25	—	—	—	25
Surrender of 18,028 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(594)	—	—	(594)
Tax impact of exercise of equity-based compensation	—	—	603	—	—	—	603
Stock-based compensation	—	—	3,684	—	—	30	3,714
Restricted stock grants	47,838	—	—	—	—	—	—
Restricted stock cancellations	(44,651)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	867	—	867
Balance at March 31, 2014	55,747,874	$56	$225,075	$(183,882)	$(518)	$123,705	$164,436

The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We provide cloud-based and on-premise software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of March 31, 2014, we had more than 30,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare, as well as international foreign affairs.
2. Summary of significant accounting policies
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, and other forms filed with the SEC from time to time.
In order to provide comparability between periods presented, amortization of software development costs and amortization of deferred financing costs and discount have been separated from other non-cash adjustments in the previously reported consolidated statements of cash flows to conform to the consolidated statement of cash flow presentation of the current period. After this change in presentation, amounts related to the amortization of software development costs are included in depreciation and amortization and amounts related to the amortization of deferred financing costs and discount are presented separately within cash flows from operating activities. Similarly, restructuring costs have been separated from general and administrative expense in the previously reported consolidated statements of comprehensive income to conform to the consolidated statement of comprehensive income presentation of the current period. After this change in presentation, restructuring costs are presented separately within operating expenses.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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
We make certain of our software products available for use in hosted application arrangements without licensing perpetual rights to the software (“hosted applications”). Revenue from hosted applications is recognized ratably beginning on the activation date over the term of the agreement, which generally ranges from one to three years. Any revenue related to upfront activation, set-up or implementation fees is recognized ratably over the estimated period that the customer benefits from the related hosted application. Direct and incremental costs relating to upfront activation, set-up and implementation for hosted applications are capitalized until the hosted application is deployed and in use, and then expensed ratably over the estimated period that the customer benefits from the related hosted application.
For arrangements that have multiple elements and do not include software licenses, we allocate arrangement consideration at the inception of the arrangement to those elements that qualify as separate units of accounting. The arrangement consideration is allocated to the separate units of accounting based on relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor specific objective evidence (“VSOE”) of fair value if available; (ii) third-party evidence (“TPE”) if VSOE is not available; and (iii) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. In general, we use VSOE to allocate the selling price to subscription and service deliverables.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We offer certain payment processing services with the assistance of third-party vendors. In general, when we are the principal in a transaction based on the predominant weighting of factors identified in ASC 605-45, we record the revenue and related costs on a gross basis. Otherwise, we net the cost of revenue associated with the service against the gross amount billed to the customer and record the net amount as revenue.
Revenue from transaction processing services is recognized when the service is provided and the amounts are determinable. Revenue directly associated with processing donations for customers are included in subscriptions revenue.
License fees
We sell perpetual software licenses with maintenance, varying levels of professional services and, in certain instances, with hosting services. We allocate revenue to each of the elements in these arrangements using the residual method under which we first allocate revenue to the undelivered elements, typically the non-software license components, based on VSOE of fair value of the various elements. We determine VSOE of fair value of the various elements using different methods. VSOE of fair value for maintenance services associated with software licenses is based upon renewal rates stated in the agreements with customers, which demonstrate a consistent relationship of maintenance pricing as a percentage of the contractual license fee. VSOE of fair value of professional services and other products and services is based on the average selling price of these same products and services to other customers when sold on a stand-alone basis. Any remaining revenue is allocated to the delivered elements, which is normally the software license in the arrangement. In general, revenue is recognized for software licenses upon delivery to our customers.
When a software license is sold with software customization services, generally the services are to provide the customer assistance in creating special reports and other enhancements that will improve operational efficiency and/or help to support business process improvements. These services are generally not essential to the functionality of the software and the related revenues are recognized either as the services are delivered or upon completion. However, when software customization services are considered essential to the functionality of the software, we recognize revenue for both the software license and the services using the percentage-of-completion method.
Services
We generally bill consulting, installation and implementation services based on hourly rates plus reimbursable travel-related expenses. Revenue is recognized for these services over the period the services are delivered.
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
Maintenance
We recognize revenue from maintenance services ratably over the contract term, typically one year. Maintenance contracts are at rates that vary according to the level of the maintenance program associated with the software product and are generally renewable annually. Maintenance contracts may also include the right to unspecified product upgrades on an if-and-when available basis. Certain support services are sold in prepaid units of time and recognized as revenue upon their usage.
Deferred revenue
To the extent that our customers are billed for the above described services in advance of delivery, we record such amounts in deferred revenue.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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
Recently adopted accounting pronouncements
Effective January 1, 2014, we adopted ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.
3. Earnings per share
We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share reflect the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2014	2013
Numerator:
Net income, as reported	$3,814	$2,666
Denominator:
Weighted average common shares	45,127,645	44,473,519
Add effect of dilutive securities:
Employee stock-based compensation	424,806	535,694
Weighted average common shares assuming dilution	45,552,451	45,009,213
Earnings per share:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2014	2013
Shares excluded from calculations of diluted earnings per share	351,383	473,299
4. Fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of:

	Fair value measurement using
(in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of March 31, 2014
Financial assets:
Derivative instruments(1)	$—	$93	$—	$93
Total financial assets	$—	$93	$—	$93

Fair value as of December 31, 2013
Financial liabilities:
Derivative instruments(1)	$—	$427	$—	$427
Total financial liabilities	$—	$427	$—	$427

(1)
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

We did not have financial liabilities measured at fair value on a recurring basis at March 31, 2014 and we did not have financial assets measured at fair value on a recurring basis at December 31, 2013.
We believe the carrying amounts of our cash and cash equivalents, donor restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and donations payable approximate their fair values at March 31, 2014 and December 31, 2013, due to the immediate or short-term maturity of these instruments.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Financial assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets, goodwill and our debt. Intangible assets and goodwill are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. We believe the carrying amount of our debt approximates its fair value at March 31, 2014 and December 31, 2013, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, it is classified within Level 2 of the fair value hierarchy. There were no non-recurring fair value adjustments recorded during the three months ended March 31, 2014 or 2013, except for certain business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date, from refinement during the measurement period. The measurement period for refinement may be up to one year from the acquisition date. We record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.
5. Goodwill and other intangible assets
The change in goodwill for each reportable segment during the three months ended March 31, 2014, consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Target Analytics	Other	Total
Balance at December 31, 2013	$147,828	$74,956	$6,542	$33,177	$2,096	$264,599
Adjustments related to prior year business combinations	—	—	140	—	—	140
Effect of foreign currency translation	—	—	80	—	—	80
Balance at March 31, 2014	$147,828	$74,956	$6,762	$33,177	$2,096	$264,819

Amortization expense
Amortization expense related to finite-lived intangible assets acquired in business combinations is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on the revenue stream to which the asset contributes. The following table summarizes amortization expense:

	Three months ended March 31,
(in thousands)	2014	2013
Included in cost of revenue:
Cost of license fees	$87	$121
Cost of subscriptions	4,560	4,633
Cost of services	656	633
Cost of maintenance	115	114
Cost of other revenue	19	19
Total included in cost of revenue	5,437	5,520
Included in operating expenses	587	678
Total	$6,024	$6,198

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of March 31, 2014:

Year ending December 31,	Amortization
(in thousands)	expense
2014 - remaining	$16,566
2015	22,225
2016	21,819
2017	19,500
2018	18,138
Total	$98,248
6. Prepaid expenses and other assets
Prepaid expenses and other assets consisted of the following as of:

(in thousands)	March 31, 2014	December 31, 2013
Deferred sales commissions	$19,853	$20,088
Prepaid software maintenance	6,284	6,875
Deferred professional services costs	7,106	7,445
Software development costs	4,976	4,172
Other assets	11,659	10,786
Total prepaid expenses and other assets	49,878	49,366
Less: Long-term portion	19,938	19,251
Total prepaid expenses and other current assets	$29,940	$30,115
7. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following as of:

(in thousands)	March 31, 2014	December 31, 2013
Taxes payable	$6,076	$5,430
Accrued commissions and salaries	5,601	7,127
Accrued bonuses	6,563	9,258
Customer credit balances	3,000	3,281
Unrecognized tax benefit	4,160	3,698
Other liabilities	17,673	18,304
Total accrued expenses and other liabilities	43,073	47,098
Less: Long-term portion	6,298	6,655
Total accrued expenses and other current liabilities	$36,775	$40,443

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

8. Deferred revenue
Deferred revenue consisted of the following as of:

(in thousands)	March 31, 2014	December 31, 2013
Maintenance	$78,020	$85,219
Subscriptions	73,447	72,480
Services	29,327	32,153
License fees and other	766	722
Total deferred revenue	181,560	190,574
Less: Long-term portion	8,405	9,099
Deferred revenue, current portion	$173,155	$181,475
9. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(in thousands, except percentages)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Credit facility:
Revolving credit loans	$—	$70,408	—%	1.95%
Term loans	175,000	82,500	2.39%	2.39%
Total debt	175,000	152,908	2.39%	2.14%
Less: Unamortized debt discount	1,855	—
Less: Debt, current portion	4,375	17,158	1.74%	2.39%
Debt, net of current portion	$168,770	$135,750	2.41%	2.11%
We were previously party to a $325.0 million five-year credit facility entered into during February 2012. The credit facility included: a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans (the “2012 Revolving Facility”) and a delayed draw term loan (the “2012 Term Loan”)(together, the “2012 Credit Facility”).
2014 Refinancing
In February 2014, we entered into a five-year $325.0 million credit facility (the “2014 Credit Facility”) and drew $175.0 million on a term loan upon closing, which was used to repay all amounts outstanding under the 2012 Credit Facility.
The 2014 Credit Facility includes the following facilities: (i) a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans (the “2014 Revolving Facility”) and (ii) a term loan facility (the “2014 Term Loan”).
Certain investors of the 2012 Term Loan reinvested in the 2014 Term Loan and the change in the present value of our future cash flows to these investors under the 2012 Term Loan and under the 2014 Term Loan was less than 10%. Accordingly, we accounted for the refinancing event for these investors as a debt modification. Certain investors of the 2012 Term Loan did not invest in the 2014 Term Loan. Accordingly, we accounted for the refinancing event for these investors as a debt extinguishment. Certain investors of the 2012 Revolving Facility reinvested in the 2014 Revolving Facility and provided increased borrowing capacities. Accordingly, we accounted for the refinancing event for these investors as a debt modification. Certain investors of the 2012 Revolving Facility did not invest in the 2014 Revolving Facility. Accordingly, we accounted for the refinancing event for these investors as a debt extinguishment.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We recorded a $0.4 million loss on debt extinguishment related to the write-off of deferred financing costs for the portions of the 2012 Credit Facility considered to be extinguished. This loss was recognized in the consolidated statements of comprehensive income within loss on debt extinguishment and termination of derivative instruments.
In connection with our entry into the 2014 Credit Facility we paid $2.5 million in financing costs. $1.1 million of these financing costs were capitalized and, together with a portion of the unamortized deferred financing costs from the 2012 Credit Facility and prior facilities, are being amortized into interest expense over the term of the new facility using the effective interest method. As of March 31, 2014 and December 31, 2013, deferred financing costs totaling $1.7 million and $1.9 million, respectively, were included in other assets on the consolidated balance sheet.
Summary of the 2014 Credit Facility
The 2014 Credit Facility is secured by the stock and limited liability company interests of certain of our subsidiaries and is guaranteed by our material domestic subsidiaries.
Amounts borrowed under the dollar tranche revolving credit loans and term loans under the 2014 Credit Facility bear interest at a rate per annum equal to, at our option, (a) a base rate equal to the highest of (i) the prime rate, (ii) federal funds rate plus 0.50% and (iii) one month LIBOR plus 1.00% (the “Base Rate”), in addition to a margin of 0.00% to 0.50%, or (b) LIBOR rate plus a margin of 1.00% to 1.50%. Swingline loans bear interest at a rate per annum equal to the Base Rate plus a margin of 0.00% to 0.50% or such other rate agreed to between the Swingline lender and us. Designated currency tranche revolving credit loans bear interest at a rate per annum equal to the LIBOR rate for the applicable currency plus a margin of 1.00% to 1.50%. The exact amount of any margin depends on the nature of the loan (Base Rate or LIBOR) and our net leverage ratio (as defined in the 2014 Credit Facility).
We also pay a quarterly commitment fee on the unused portion of the 2014 Revolving Facility from 0.15% to 0.225% per annum, depending on our net leverage ratio. At March 31, 2014, the commitment fee was 0.225%.
The term loans under the 2014 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2014 Credit Facility.
The 2014 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At March 31, 2014, we were in compliance with our debt covenants under the 2014 Credit Facility.
As of March 31, 2014, the required annual maturities related to our 2014 Credit Facility were as follows:

Year ending December 31, (in thousands)	Annual maturities
2014 - remaining	$3,281
2015	4,375
2016	4,375
2017	4,375
2018	4,375
Thereafter	154,219
Total required maturities	$175,000
10. Derivative instruments
We use derivative instruments to manage interest rate risk. In February 2014, in connection with the refinancing of our debt, we terminated the two interest rate swap agreements associated with the 2012 Credit Facility. As part of the settlement of our swap liability, we recorded a loss of $0.6 million, which was recognized in the consolidated statements of comprehensive income within loss on debt extinguishment and termination of derivative instruments and resulted in a recognized tax benefit of $0.2 million.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

In March 2014, we entered into a new interest rate swap agreement, which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the swap agreement. The initial notional value of the new swap agreement was $125.0 million with an effective date beginning in March 2014. In March 2017, the notional value of the swap agreement will decrease to $75.0 million for the remaining term through February 2018. We designated the swap agreement as a cash flow hedge at the inception of the contract.
The fair values of our derivative instruments were as follows as of:

(in thousands)	Balance sheet location	March 31, 2014	December 31, 2013
Derivative instruments designated as hedging instruments:
Interest rate swap, long-term portion	Other assets	93	—
Total derivative instruments designated as hedging instruments		$93	$—
		March 31, 2014	December 31, 2013
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$—	$46
Interest rate swaps, long-term portion	Other liabilities	—	381
Total derivative instruments designated as hedging instruments		$—	$427
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of loss reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
	March 31, 2014		Three months ended March 31,
(in thousands)			2014
Interest rate swaps	$93	Interest expense	$(214)
Interest rate swaps	$—	Loss on debt extinguishment and termination of derivative instruments	$(587)
Total	$93		$(801)

	March 31, 2013		Three months ended March 31,
			2013
Interest rate swaps	$(1,101)	Interest expense	$(190)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. There was no ineffective portion of our interest rate swap derivatives during the three months ended March 31, 2014 and 2013. See Note 14 for a summary of other changes in accumulated other comprehensive income (loss) by component.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

With our acquisition of Convio, we assumed a lease for office space in Austin, Texas which terminates on September 30, 2023, and has two five-year renewal options. Under the terms of the lease, we will increase our leased space by approximately 20,000 square feet on July 31, 2016. The current annual base rent of the lease is $2.2 million. The base rent escalates annually between 2% and 4% based on the terms of the agreement. The rent expense is recorded on a straight-line basis over the length of the lease term. We have a standby letter of credit of $2.0 million for a security deposit for this lease.
We have provisions in our leases that entitle us to aggregate leasehold improvement allowances of $9.5 million. These amounts are being recorded as a reduction to rent expense ratably over the terms of the leases. Rent expense was reduced related to these lease provisions by $0.2 million and $0.1 million during the three months ended March 31, 2014 and 2013, respectively. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.
We have also received, and expect to receive through 2016, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense upon receipt and were $0.5 million and $0.6 million for the three months ended March 31, 2014 and 2013.
Additionally, we lease various office space and equipment under operating leases. We also have various non-cancelable capital leases for computer equipment and furniture that are not significant.
Total rent expense was $2.2 million for the three months ended March 31, 2014 and 2013.
As of March 31, 2014, the future minimum lease commitments related to lease agreements, net of related lease incentives, were as follows:

Year ending December 31,	Operating
(in thousands)	leases
2014 – remaining	$7,696
2015	10,016
2016	9,702
2017	9,748
2018	9,951
Thereafter	42,142
Total minimum lease payments	$89,255
Other commitments
As discussed in Note 9 of these consolidated financial statements, the term loans under our credit facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the credit facility in February 2019.
We utilize third-party technology in conjunction with our products and services, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. As of March 31, 2014, the remaining aggregate minimum purchase commitment under these arrangements was approximately $10.2 million through 2016. We incurred expense under these arrangements of $1.3 million for the three months ended March 31, 2014.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

12. Income taxes
Our effective tax rates including the effects of period-specific events, were:

	Three months ended March 31,
	2014	2013
Effective tax rate	42.2%	11.7%
The increase in the effective tax rate during the three months ended March 31, 2014 when compared to the same period in 2013 was primarily due to a decrease in the benefit from research and development credits, which was partially offset by a reduction in operating losses of foreign jurisdictions for which we have determined that a related valuation allowance is appropriate. The federal and state research and development tax credits, which had previously expired on December 31, 2011, were reinstated as part of the American Taxpayer Relief Act of 2012 enacted in January 2013. This legislation retroactively reinstated and extended the credits from the previous expiration date through December 31, 2013, resulting in a discrete tax benefit in the first quarter of 2013 of $1.9 million. No similar legislation was in effect during the three months ended March 31, 2014. Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.
We have deferred tax assets for federal, state, and international net operating loss carryforwards and state tax credits. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. A portion of the foreign and state net operating loss carryforwards and a portion of state tax credits have a valuation reserve due to the uncertainty of realizing such carryforwards and credits in the future.
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $3.7 million at March 31, 2014 and December 31, 2013. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
13. Stock-based compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended March 31,
(in thousands)	2014	2013
Included in cost of revenue:
Cost of subscriptions	$189	$226
Cost of services	542	844
Cost of maintenance	145	62
Total included in cost of revenue	876	1,132
Included in operating expenses:
Sales and marketing	471	698
Research and development	662	1,152
General and administrative	1,705	2,196
Total included in operating expenses	2,838	4,046
Total	$3,714	$5,178

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

14. Stockholders’ equity
Dividends
In February 2014, our Board of Directors approved an annual dividend of $0.48 per share and declared a first quarter dividend of $0.12 per share, which was paid on March 14, 2014 to stockholders of record on February 28, 2014.
In April 2014, our Board of Directors declared a second quarter dividend of $0.12 per share payable on June 13, 2014, to stockholders of record on May 28, 2014.
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Three months ended March 31,
(in thousands)	2014	2013
Accumulated other comprehensive loss, beginning of period	$(1,385)	$(1,973)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive loss balance, beginning of period	$(256)	$(791)
Other comprehensive (loss) income before reclassifications, net of tax effects of $113 and $(2)	(169)	3
Amounts reclassified from accumulated other comprehensive loss to interest expense	214	190
Amounts reclassified from accumulated other comprehensive loss to loss on debt extinguishment and termination of derivative instruments	587	—
Tax benefit included in provision for income taxes	(320)	(74)
Total amounts reclassified from accumulated other comprehensive loss	481	116
Net current-period other comprehensive income	312	119
Accumulated other comprehensive income (loss) balance, end of period	$56	$(672)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(1,129)	$(1,182)
Translation adjustments	555	285
Accumulated other comprehensive loss balance, end of period	(574)	(897)
Accumulated other comprehensive loss, end of period	$(518)	$(1,569)
15. Segment information
As of March 31, 2014, our reportable segments were the Enterprise Customer Business Unit (the “ECBU”), the General Markets Business Unit, (the “GMBU”), the International Business Unit (the “IBU”), and Target Analytics. Following is a description of each reportable segment:

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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
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
Summarized reportable segment financial results, were as follows:

	Three months ended March 31,
(in thousands)	2014	2013
Revenue by segment:
ECBU	$49,867	$44,679
GMBU	57,654	53,018
IBU	10,638	9,238
Target Analytics	9,438	8,668
Other(1)	25	20
Total revenue	$127,622	$115,623
Segment operating income(2):
ECBU	$32,102	$23,642
GMBU	38,906	32,176
IBU	1,421	624
Target Analytics	4,304	3,176
Other(1)	1,047	209
	77,780	59,827
Less:
Corporate unallocated costs(3)	58,765	43,857
Stock-based compensation costs	3,714	5,178
Amortization expense	6,024	6,198
Interest expense, net	1,443	1,677
Loss on debt extinguishment and termination of derivative instruments	996	—
Other expense (income), net	236	(103)
Income before provision for income taxes	$6,602	$3,020

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.

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
16. Restructuring
During 2012, in an effort to consolidate our operating locations, we decided not to renew our lease for office space in San Diego, CA, which matured on June 30, 2013. As a result, we initiated a plan to transition most of our operations based in San Diego, CA to our Austin, TX location, which we substantially completed in June 2013 when the lease matured. We incurred $0.1 million in before-tax restructuring charges related to our San Diego office transition during the three months ended March 31, 2013.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

In January 2013, we implemented a realignment of our workforce in response to changes in the nonprofit industry and global economy. The realignment included a reduction in workforce of approximately 135 positions. The cost associated with this realignment was substantially incurred during the first nine months of 2013. We incurred $3.1 million in before-tax restructuring charges related to the realignment of our workforce during the three months ended March 31, 2013.
We had no restructuring activities during the three months ended March 31, 2014.

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
Executive summary
We provide cloud-based and on-premise software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. We continue to make investments in our product portfolio and go-to-market organization to ensure we are properly positioned to benefit from shifts in the market, including demand for our subscription-based offerings. As of March 31, 2014, we had more than 30,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare, as well as international foreign affairs.
We derive revenue from charging subscription fees for the use of our software-as-a-service (“SaaS”) solutions, selling perpetual licenses and providing a broad offering of services, including consulting, training, installation and implementation services, as well as ongoing customer support and maintenance. Furthermore, we derive revenue from providing hosting services, performing donor prospect research engagements, selling lists of potential donors, providing transaction and payment processing services, benchmarking studies and data modeling services. We have experienced growth in our payment processing services from the continued shift to on-line giving, further integration of these services to our existing product portfolio and the sale of these services to new and existing customers. As a result of third-party contractual changes, certain of our subscriptions revenues and costs associated with our payment processing services are presented on a gross basis, whereas comparable revenues and costs are presented on a net basis in the prior year period. As such, total revenue, total cost of revenue, subscriptions revenue and cost of subscriptions revenue for prior periods are not directly comparable, although gross profit, operating income and net income were unaffected by the prospective change, which became effective October 2013.
Total revenue for the three months ended March 31, 2014 increased $12.0 million or 10% when compared to the same period in 2013, of which $6.1 million was attributable to the change in presentation referenced above. Excluding the effect of the prospective change in presentation, total revenue increased by 5% for the three months ended March 31, 2014, which was primarily the result of growth in demand for our online and hosted solutions as our business continues to shift towards subscription-based offerings. An increase in the volume of transactions for which we process payments added to the increase in subscriptions revenue. In addition, our Blackbaud CRM and Raiser's Edge offerings provided larger contributions of license fees and maintenance revenue during the three months ended March 31, 2014 when compared to the same period in 2013.
Income from operations for the three months ended March 31, 2014 increased by $4.7 million or 102% when compared to the same period in 2013. The increase in income from operations was primarily attributable to a larger contribution of license fees and maintenance revenue from our Blackbaud CRM and Raiser's Edge offerings, an increase in demand for our subscription-based fundraising offerings and an increase in the volume of transactions for which we process payments. Also contributing to the increase in income from operations for the three months ended March 31, 2014 compared to the same period in 2013 were decreases of $3.2 million in restructuring costs, $1.5 million in stock-based compensation and $0.8 million in acquisition-related integration costs. These favorable impacts on income from operations were partially offset by the 2014 incremental operating investments targeted to drive the success of our four primary priorities - accelerating organic revenue growth, optimizing the company's product portfolio, increasing recurring revenue and increasing operating efficiencies.
At March 31, 2014, our cash and cash equivalents were $32.6 million. During the three months ended March 31, 2014, we generated $13.3 million in cash flow from operations, received $19.6 million in net proceeds from debt refinancing, returned $5.5 million to stockholders by way of dividends and had cash outlays of $7.3 million for capital expenditures and capitalized software.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

During the three months ended March 31, 2014, we continued to experience growth in overall revenue primarily driven by the growing demand for our subscription-based offerings including our payment processing services. We plan to further increase our focus on subscription-based offerings and expand our payment processing services as we execute on our key growth initiatives and strengthen our leadership position, while achieving our targeted level of profitability. In the near term, we anticipate that there will continue to be an impact on our profitability as we invest in our product portfolio to meet demand for our subscription offerings and shift from a perpetual license-based model, with upfront revenue recognition to a subscription-based model, with recognition of revenue occurring ratably over the subscription term. In the near term, we also anticipate that there will continue to be an impact from our payment processing services on our overall gross margin percentage as growth in the volume of transactions where we provide payment processing services is expected to exceed the growth of certain other product and service offerings.
We also plan to continue to invest in our product, sales and marketing organizations and our back-office processes; the infrastructure that supports our subscription-based offerings and certain product development initiatives to achieve optimal scalability of our operations as we execute on our key growth initiatives.
Recent Developments
Debt refinancing
In February 2014, we entered into a five-year $325.0 million credit facility and drew $175.0 million on a term loan upon closing, which was used to repay all amounts outstanding under our previous credit facility. The credit facility includes the following facilities: (i) a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans, and (ii) a term loan facility. The credit facility is secured by the stock and limited liability company interests of certain of our subsidiaries and is guaranteed by our material domestic subsidiaries.
Comparison of the three months ended March 31, 2014 and 2013
Results of operations
Revenue by segment
The table below compares revenue by segment for the three months ended March 31, 2014, with the same period in 2013.

	Three months ended March 31,
(in millions)	2014		2013	Change	% Change
ECBU	$49.9	(1)	$44.7	$5.2	12%
GMBU	57.7	(1)	53.0	4.7	9%
IBU	10.6	(1)	9.2	1.4	15%
Target Analytics	9.4		8.7	0.7	8%
Other	—		—	—	—%
Total revenue	$127.6		$115.6	$12.0	10%

(1)
Included in ECBU, GMBU and IBU revenue for the first three months of 2014 is $2.3 million, $3.6 million and $0.2 million, respectively, attributable to the prospective change in presentation from net to gross for revenue and costs associated with our payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013.

The increase in revenue for ECBU during the three months ended March 31, 2014 when compared to the same period in 2013 was primarily attributable to an increase in transaction-based subscription revenue including our payment processing services, as the volume of transactions processed increased. Also contributing to the growth in ECBU revenue during the three months ended March 31, 2014 when compared to the same period in 2013 were increases in license fees and maintenance revenue from our Blackbaud CRM and Raiser's Edge offerings.

The increase in revenue for GMBU during the three months ended March 31, 2014 when compared to the same period in 2013 was primarily attributable to an increase in transaction-based subscription revenue including our payment processing services, as the volume of transactions processed increased. Also contributing to the growth in GMBU revenue was the continued

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

increase in demand for our online and hosted solutions including Luminate Online and Altru as our business shifts towards subscription-based offerings.

IBU revenue increased during the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to incremental subscriptions revenue. The growth in IBU subscriptions revenue was primarily attributable to an increase in demand for our online and hosted fundraising solutions including Everyday Hero, the Raiser's Edge and eTapestry. Also contributing to the increase in IBU subscriptions revenue was an increase in the volume of transactions associated with the use of our products to fundraise online. IBU license fees and maintenance revenue associated with sales of the Raiser's Edge increased during the first three months of 2014 when compared to the same period in 2013.

Target Analytics revenue growth during the three months ended March 31, 2014 when compared to the same period in 2013 was primarily the result of an increase in demand for our analytic services offerings. We anticipate incremental growth in this area as demand continues to increase and as we continue to integrate these services into certain of our other subscription and service offerings.
Operating results
License fees

	Three months ended March 31,
(in millions)	2014	2013	Change	% Change
License fees revenue	$3.9	$3.0	$0.9	30%
Cost of license fees	0.5	0.7	(0.2)	(29)%
License fees gross profit	$3.4	$2.3	$1.1	48%
License fees gross margin	87%	77%

We derive license fees revenue from the sale of our software products under a perpetual license agreement. During the three months ended March 31, 2014, revenue from license fees increased as a result of larger contributions of revenue from our Blackbaud CRM and Raiser's Edge offerings when compared to the same period in 2013. Our larger perpetual license transactions, such as those for Blackbaud CRM, have long sales cycles and their timing can result in significant period-to-period variations in revenue.
Cost of license fees is primarily comprised of third-party software royalties, variable reseller commissions, amortization of software development costs and amortization of intangibles from business combinations. The decrease in cost of license fees during the three months ended March 31, 2014 when compared to the same period in 2013 was primarily due a reduction in reseller commissions and fewer sales of products with associated third-party royalty costs. The decrease in reseller commissions was primarily due to improvements in the negotiated rates we pay software resellers.
The increase in license fees gross margin percentage for the three months ended March 31, 2014 when compared to the same period in 2013 was primarily due to the increase in license fees revenue combined with less sales of products with third-party software royalties associated with them. Also contributing to the increase in license fees gross margin percentage was a decrease in reseller commissions recorded in cost of license fees.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Subscriptions

	Three months ended March 31,
(in millions)	2014		2013	Change	% Change
Subscriptions revenue	$58.3	(1)	$47.8	$10.5	22%
Cost of subscriptions	30.1	(1)	20.4	9.7	48%
Subscriptions gross profit	$28.2		$27.4	$0.8	3%
Subscriptions gross margin	48%		57%

(1)
Included in subscriptions revenue and cost of subscriptions for the first three months of 2014 is $6.1 million attributable to the prospective change in presentation from net to gross for revenue and costs associated with our payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013.

Revenue from subscriptions is primarily comprised of revenue from charging for the use of our subscription-based software products, which includes providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, as well as revenue from variable transaction fees associated with the use of our products to fundraise online. We continue to experience growth in sales of our hosted applications and hosting services as we meet the demand of our emerging and mid-sized customers that increasingly prefer subscription-based offerings. In addition, we have experienced growth in our payment processing services from the continued shift to on-line giving, further integration of these services to our existing product portfolio and the sale of these services to new and existing customers.

Excluding the effect of the change in presentation associated with our payment processing services as discussed above, the increase in subscriptions revenue during the three months ended March 31, 2014 when compared to the same period in 2013 was primarily due an increase in demand for our online and hosted fundraising offerings and an increase in the volume of transactions for which we process payments.
Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers.
Excluding the effect of the change in presentation associated with our payment processing services as discussed above, the increase in cost of subscriptions during the three months ended March 31, 2014 when compared to the same period in 2013 was primarily due a $2.1 million increase in human resource costs, a $0.7 million increase in hosting costs, and a $0.6 million increase in allocated depreciation, facilities and IT support costs. The increase in human resource costs during the three months ended March 31, 2014 when compared to the same period in 2013 was primarily due to an increase in subscription customer support directly related to our growing base of subscription customers. The increases in hosting costs, allocated depreciation, facilities and IT support costs during the three months ended March 31, 2014 when compared to the same period in 2013 were primarily a result of investments made to support anticipated growth in our subscription-based offerings.
The decrease in subscriptions gross margin percentage for the three months ended March 31, 2014 when compared to the same period in 2013 was primarily a result of the cost increase from the prospective change in presentation from net to gross revenues and costs as discussed above, which had no impact on gross profit. Absent this presentation change, subscriptions gross margin percentage was 54% for the three months ended March 31, 2014 compared to 57% in the same period in 2013. The remaining decrease in subscriptions gross margin percentage was primarily due to increases in human resource costs, hosting costs and allocated costs outpacing the growth in subscriptions revenue. In the near term, we anticipate that there will continue to be an impact from our payment processing services on our subscriptions gross margin percentage as growth in the volume of transactions where we provide payment processing services is expected to exceed the growth of certain of our other subscription-based offerings.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Services

	Three months ended March 31,
(in millions)	2014	2013	Change	% Change
Services revenue	$28.1	$28.8	$(0.7)	(2)%
Cost of services	26.3	25.4	0.9	4%
Services gross profit	$1.8	$3.4	$(1.6)	(47)%
Services gross margin	6%	12%
We derive services revenue from consulting, installation, implementation, education and analytic services. Consulting, installation and implementation services involve converting data from a customer’s existing system, assistance in file set up and system configuration, and/or process re-engineering. Education services involve customer training activities. Analytic services are comprised of donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services. These analytic services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product is intended to enable organizations to more effectively target their fundraising activities.
The decrease in services revenue during the three months ended March 31, 2014 when compared to the same period in 2013 was attributable to a decrease of $1.1 million in consulting services revenue, partially offset by a $0.4 million increase in analytic services revenue. Consulting services revenue decreased primarily due to resource gaps encountered in fulfilling consulting, installation and implementation services. Also contributing to the decrease in consulting services revenue was the shift in our go-to-market strategy towards subscription-based and SaaS offerings, which, in general, require less implementation services than our traditional on-premise perpetual license arrangements. Analytic services revenue increased primarily due to an increase in demand for our performance benchmarking and data enrichment offerings, as well as our digital fundraising campaigns.
Cost of services is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations.
The increase in cost of services during the three months ended March 31, 2014 when compared to the same period in 2013 was primarily attributable to increases in data costs and the recognition of deferred implementation service costs. Data costs increased $0.4 million primarily as a result of an increase in demand for digital fundraising campaigns. Our recognition of implementation service costs increased $0.3 million during the first three months of 2014 compared to the same period in 2013 due to a decrease in the amount of costs that are being deferred in connection with our shift from traditional license and related service arrangements to subscription offerings.
Services gross margin percentage decreased for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to increases in data costs and the recognition of deferred implementation costs combined with a decrease in services revenue.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Maintenance

	Three months ended March 31,
(in millions)	2014	2013	Change	% Change
Maintenance revenue	$35.6	$34.1	$1.5	4%
Cost of maintenance	5.4	5.9	(0.5)	(8)%
Maintenance gross profit	$30.2	$28.2	$2.0	7%
Maintenance gross margin	85%	83%
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
The increase in maintenance revenue during the three months ended March 31, 2014 when compared to the same period in 2013 was primarily comprised of (i) $2.6 million of incremental maintenance from new customers associated with new license agreements and increases in contracts with existing customers; and (ii) approximately $1.0 million of incremental maintenance from contractual inflationary rate adjustments; partially offset by (iii) a $1.9 million reduction in maintenance from contracts that were not renewed and reductions in contracts with existing customers.
Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. Cost of maintenance decreased during the three months ended March 31, 2014 when compared to the same period in 2013 primarily as a result of a decrease in human resource costs from a reduction in the volume of maintenance customer support requests.
Maintenance gross margin percentage increased during the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to the incremental maintenance revenue from new customers associated with new license agreements and increases in contracts with existing customers combined with the decrease in human resource costs.
Other revenue

	Three months ended March 31,
(in millions)	2014	2013	Change	% Change
Other revenue	$1.7	$1.9	$(0.2)	(11)%
Cost of other revenue	1.0	1.2	(0.2)	(17)%
Other gross profit	$0.7	$0.7	$—	—%
Other gross margin	41%	37%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees. Other revenue decreased during the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to the prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had a change in contractual terms effective October 2013.
Cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. Cost of other revenue decreased during the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to a prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had a change in contractual terms effective October 2013. Also contributing to the decrease in cost of other revenue was less reimbursable expenses related to services provided at customer locations.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Other revenue gross margin percentage increased for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to the prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had a change in contractual terms effective October 2013.
Operating expenses
Sales and marketing

	Three months ended March 31,
(in millions)	2014	2013	Change	% Change
Sales and marketing expense	$25.1	$24.4	$0.7	3%
% of revenue	20%	21%

Sales and marketing expense includes salaries and related human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

Sales and marketing expense increased during the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to a $0.7 million increase in commission expense. The increase in commission expense was primarily due to an increase in commissionable revenue during the three months ended March 31, 2014 when compared to the same period in 2013. Also contributing to the increase in commissions expense was an increase in the amount of deferred sales commissions recognized as expense. To the extent that sales commissions relate to revenue not yet recognized, the amounts are recorded as deferred sales commission costs. Subsequently, the commissions are recognized as expense as the revenue is earned.

Sales and marketing expense decreased as a percentage of revenue during the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to the increase in revenue. Also contributing to the decrease in sales and marketing as a percentage of revenue was the increase in commission expenses as discussed above.
Research and development

	Three months ended March 31,
(in millions)	2014	2013	Change	% Change
Research and development expense	$16.5	$16.4	$0.1	1%
% of revenue	13%	14%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products, and allocated depreciation, facilities and IT support costs.

Research and development expense increased during the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to a $1.1 million increase in third-party contractor costs, partially offset by a $0.5 million decrease in stock-based compensation and a $0.4 million increase in the amount of software development costs that were capitalized. Third-party contractor costs increased as we made investments to optimize our product portfolio including enhancements to existing products and new product innovation, with $0.8 million of the increase directly related to our 2014 incremental operating investments. We expect additional incremental research and development expense for the remainder of 2014 as we continue with these efforts.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

General and administrative

	Three months ended March 31,
(in millions)	2014	2013	Change	% Change
General and administrative expense	$12.8	$12.7	$0.1	1%
% of revenue	10%	11%

General and administrative expense consists primarily of human resource costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, stock-based compensation expense, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expense and other administrative expenses. General and administrative expense remained relatively unchanged during the three months ended March 31, 2014 when compared to the same period in 2013.
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
Non-GAAP financial measures discussed below exclude the impact of (i) a write-down of acquisition-related deferred revenue; (ii) stock-based compensation expense; (iii) amortization of intangibles from business combinations; (iv) CEO transition costs; (v) acquisition-related integration costs; and (vi) restructuring costs, because we believe they are not directly related to our operating performance in any particular period, but are for our long-term benefit over multiple periods. We believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business.

	Three months ended March 31,
(in millions)	2014	2013	Change	% Change
GAAP revenue	$127.6	$115.6	$12.0	10%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	$—	$0.6	$(0.6)	(100)%
Non-GAAP revenue	$127.6	$116.2	$11.4	10%

GAAP income from operations	$9.3	$4.6	$4.7	102%
GAAP operating margin	7%	4%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	0.6	(0.6)	(100)%
Add: Stock-based compensation expense	3.7	5.2	(1.5)	(29)%
Add: Amortization of intangibles from business combinations	6.0	6.2	(0.2)	(3)%
Add: CEO transition costs	0.9	0.3	0.6	200%
Add: Acquisition-related integration costs	—	0.8	(0.8)	(100)%
Add: Restructuring costs	—	3.2	(3.2)	(100)%
Total non-GAAP adjustments	10.6	16.3	(5.7)	(35)%
Non-GAAP income from operations	$19.9	$20.9	$(1.0)	(5)%
Non-GAAP operating margin	16%	18%

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

The decreases in non-GAAP income from operations and non-GAAP operating margin percentage during the three months ended March 31, 2014 when compared to the same period in 2013 were primarily due to the 2014 incremental operating investments targeted to drive the success of our four primary priorities - accelerating organic revenue growth, optimizing the company's product portfolio, increasing recurring revenue and increasing operating efficiencies. Also contributing to the decrease in non-GAAP operating margin percentage during the three months ended March 31, 2014 was a prospective change from net to gross for revenue and costs associated with our payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013. While this change in presentation affected our non-GAAP operating margin percentage, the dollar amount of non-GAAP income from operations was unaffected.
Restructuring
Restructuring costs consist primarily of severance and termination benefits associated with the realignment of our workforce in response to changes in the nonprofit industry and global economy, as well as the move of most of our San Diego, California operations to our Austin, Texas location. During the three months ended March 31, 2013, we incurred $3.2 million in before-tax restructuring charges related to these activities. We had no restructuring activities during the three months ended March 31, 2014.
Interest expense
Interest expense decreased $0.2 million during the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to the decrease in our debt balance and the related effective interest rate.
Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(in millions)	Timing of recognition	March 31, 2014	December 31, 2013	Change	% Change
Maintenance	Over the term of the agreement, generally one year	$78.0	$85.2	$(7.2)	(8)%
Subscriptions	Over the term of the agreement, generally one to three years	73.5	72.5	1.0	1%
Services	As services are delivered	29.3	32.2	(2.9)	(9)%
License fees and other	Upon delivery of the product or service	0.8	0.7	0.1	14%
Total deferred revenue		181.6	190.6	(9.0)	(5)%
Less: Long-term portion		8.4	9.1	(0.7)	(8)%
Current portion		$173.2	$181.5	$(8.3)	(5)%
To the extent that our customers are billed for our products and services in advance of delivery, we record such amounts in deferred revenue. Deferred revenue attributable to maintenance decreased during the three months ended March 31, 2014 primarily as a result of a seasonal decrease in billings for maintenance renewals. Historically, due to the timing of client budget cycles, we have less customer contract renewals in our first quarter as compared to our second and fourth quarters. We generally invoice our maintenance and subscription customers in annual cycles. The decrease in deferred revenue from services during the three months ended March 31, 2014 was primarily due to revenue recognition outpacing new billings on consulting contracts as well as the timing of customer contract renewals for certain recurring consulting services which has a historical renewal pattern similar to that of maintenance contracts. Deferred revenue from subscriptions and license fees remained relatively unchanged during the three months ended March 31, 2014.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Income tax provision
Our effective tax rates, including the effects of period-specific events, were:

	Three months ended March 31,
	2014	2013
Effective tax rate	42.2%	11.7%
The increase in the effective tax rate during the three months ended March 31, 2014 when compared to the same period in 2013 was primarily due to a decrease in the benefit from research and development credits, which was partially offset by a reduction in operating losses of foreign jurisdictions for which we have determined that a related valuation allowance is appropriate. The federal and state research and development tax credits, which had previously expired on December 31, 2011, were reinstated as part of the American Taxpayer Relief Act of 2012 enacted in January 2013. This legislation retroactively reinstated and extended the credits from the previous expiration date through December 31, 2013, resulting in a discrete tax benefit in the first quarter of 2013 of $1.9 million. No similar legislation was in effect during the three months ended March 31, 2014. Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.
We have deferred tax assets for federal, state, and international net operating loss carryforwards and state tax credits. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. A portion of the foreign and state net operating loss carryforwards and a portion of state tax credits have a valuation reserve due to the uncertainty of realizing such carryforwards and credits in the future.
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate, was $3.7 million at March 31, 2014 and December 31, 2013. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. In addition, our transaction revenue has historically been at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. As a result of these and other factors, our total revenue is lower in the first quarter than in the remainder of our fiscal year, with the third and fourth quarters historically achieving the highest total revenues. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals, delivery of professional services and occurrence of customer events as well as the payment of bonuses, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations is lowest in our first quarter, and due to the timing of client budget cycles, our cash flow from operations is lower in our second quarter as compared to our third and fourth quarters. In addition, deferred revenues can vary on a seasonal basis for the same reasons. These patterns may change, however, as a result of the continued shift to on-line giving, growth in volume of transactions for which we process payments, acquisitions, new market opportunities, new product introductions or other factors.
Liquidity and capital resources
At March 31, 2014, cash and cash equivalents totaled $32.6 million, compared to $11.9 million at December 31, 2013. The $20.7 million increase in cash and cash equivalents during the three months ended March 31, 2014, was principally attributable to net proceeds from debt refinancing of $19.6 million and cash generated from operations of $13.3 million, partially offset by the payment of dividends of $5.5 million and cash outlays for purchases of computer equipment and software of $6.1 million.
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
We have drawn on our credit facility from time to time to help us meet financial needs, such as business acquisitions and purchases of common stock under our repurchase program. At March 31, 2014, our available borrowing capacity under our credit facility was $147.9 million. We believe our credit facility will provide us with sufficient flexibility to meet our future financial needs. The credit facility matures in February 2019.
At March 31, 2014, the carrying amount of our debt under our credit facility was $173.1 million. Our average daily borrowings were $160.2 million during the three months ended March 31, 2014.
Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of March 31, 2014
Net Leverage Ratio	≤ 3.50 to 1.00	1.47 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	20.98 to 1.00
Under our credit facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit facility, and (2) our pro forma net leverage ratio, as set forth in the credit agreement, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At March 31, 2014, we were in compliance with all debt covenants under our credit facility.
At March 31, 2014, our total cash and cash equivalents balance includes approximately $6.9 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next 12 months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. Our current plans anticipate repatriating undistributed earnings in Canada. We currently do not intend nor anticipate a need to repatriate our other cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $13.3 million increased by $0.3 million during the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to an increase in earnings as adjusted for non-cash transactions, which was partially offset by a decrease in cash flow from operations associated with working capital. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax asset, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.
Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital decreased $1.2 million during the three months ended March 31, 2014 when compared to the same period in 2013. The net working capital decrease was primarily due to an increase in cash paid for taxes during the three months ended March 31, 2014 when compared to the same period in 2013, whereby we received a net refund of $4.4 million during the three months ended March 31, 2013 and remitted a net payment of $0.5 million during the three months ended March 31, 2014. The net working capital decrease was partially offset by a change in the timing of payouts for certain bonus plans, from quarterly to annually, resulting in a $3.8 million working capital increase for the three months ended March 31, 2014 when compared to the same period in 2013.
Investing cash flow
During the three months ended March 31, 2013, we spent $0.9 million on investments in acquired companies. The decrease in cash used for acquisitions was partially offset by a $0.4 million increase in capitalized software development costs from investments in our subscription-based offerings. Cash outlays were $6.1 million for computer equipment and software associated with the infrastructure that supports our subscription-based offerings, which was relatively consistent with the amount spent in the same period in 2013.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Financing cash flow
During the three months ended March 31, 2014, we received net proceeds of $19.6 million when we refinanced our debt and $0.6 million in proceeds from the exercise of stock-based compensation awards. Also during the three months ended March 31, 2014, we paid dividends of $5.5 million, which was relatively consistent with the amount paid in the comparable period of 2013.
Commitments and contingencies
As of March 31, 2014, we had future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating leases(1)	$95.2	$10.9	$10.6	$31.6	$42.1
Debt and interest(2)	193.2	8.6	8.5	176.1	—
Purchase obligations(3)	$10.2	$4.8	$4.4	$1.0	$—
Total	$298.6	$24.3	$23.5	$208.7	$42.1

(1)	Our commitments related to operating leases have not been reduced by the future minimum lease commitments under sublease agreements, incentive payments and reimbursement of leasehold improvements.

(2)
Included in the table above is $18.2 million of interest. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions used in the above table, which include: (i) the 2014 Term Loan outstanding at March 31, 2014 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) there are no assumed future borrowings on the 2014 Revolving Facility for the purposes of determining minimum commitment amounts.

(3)
We utilize third-party technology in conjunction with our products and services, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment by us.

As discussed above, in February 2014 we entered into a five-year $325.0 million credit facility and drew $175.0 million in a term loan upon closing, which was used to repay all amounts outstanding under our previous credit facility. The term loans under our credit facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the credit facility in February 2019.
The total liability for uncertain tax positions as of March 31, 2014 and December 31, 2013, was $3.7 million. As of March 31, 2014 and December 31, 2013, we had accrued interest and penalties related to tax positions taken on our tax returns of $0.7 million and $0.6 million, respectively.
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
Off-balance sheet arrangements
As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Blackbaud, Inc.
Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Foreign currency exchange rates
Approximately 13% of our total net revenue for the three months ended March 31, 2014 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $0.6 million and $1.1 million as of March 31, 2014 and December 31, 2013, respectfully.
The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian, Irish and the Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars, Euros and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the three months ended March 31, 2014, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates has had a material impact on our consolidated results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations. In addition, if inflationary pressures impact the rate of giving to our customers, there could be adverse impacts to our business, financial condition and results of operations.
Critical accounting policies and estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2014 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 3. Quantitative and qualitative disclosures about market risk
We have market rate sensitivity for interest rates and foreign currency exchange rates.
Interest rate risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of March 31, 2014, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2013 and March 31, 2014.
Foreign currency risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s discussion and analysis of financial condition and results of operations — Foreign currency exchange rates” in this report.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, we carried out an

Blackbaud, Inc.

evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.
Changes in internal control over financial reporting
No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Blackbaud, Inc.

PART II. OTHER INFORMATION
Item 2. Unregistered sales of equity securities and use of proceeds
Common stock acquisitions and repurchases
The following table provides information about shares of common stock acquired or repurchased during the three months ended March 31, 2014. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock and restricted stock units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares acquired	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, January 1, 2014				$50,000
January 1, 2014 through January 31, 2014	1,787	$36.22	$—	$50,000
February 1, 2014 through February 28, 2014	14,691	$32.82	$—	$50,000
March 1, 2014 through March 31, 2014	1,550	$30.50	$—	$50,000
Total	18,028	$32.96	$—	$50,000

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

BLACKBAUD, INC.

Date:	May 7, 2014	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2014	By:	/s/ Anthony W. Boor
Anthony W. Boor
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)