Form 10-Q
period 2014-06-30
BLACKBAUD INC
filed 2014-08-06
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
YES  ☐  NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of July 25, 2014 was 46,178,721.

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

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$24,847	$11,889
Donor restricted cash	44,339	107,362
Accounts receivable, net of allowance of $5,259 and $5,613 at June 30, 2014 and December 31, 2013, respectively	84,425	66,969
Prepaid expenses and other current assets	28,271	30,115
Deferred tax asset, current portion	10,241	13,434
Total current assets	192,123	229,769
Property and equipment, net	47,390	49,550
Goodwill	277,200	264,599
Intangible assets, net	150,877	143,441
Other assets	20,668	19,251
Total assets	$688,258	$706,610
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,904	$10,244
Accrued expenses and other current liabilities	45,160	40,443
Donations payable	44,339	107,362
Debt, current portion	4,375	17,158
Deferred revenue, current portion	190,228	181,475
Total current liabilities	293,006	356,682
Debt, net of current portion	167,770	135,750
Deferred tax liability	36,323	36,880
Deferred revenue, net of current portion	10,187	9,099
Other liabilities	7,994	6,655
Total liabilities	515,280	545,066
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 55,776,295 and 55,699,817 shares issued at June 30, 2014 and December 31, 2013, respectively	56	56
Additional paid-in capital	230,944	220,763
Treasury stock, at cost; 9,599,751 and 9,573,102 shares at June 30, 2014 and December 31, 2013, respectively	(184,173)	(183,288)
Accumulated other comprehensive loss	(1,297)	(1,385)
Retained earnings	127,448	125,398
Total stockholders’ equity	172,978	161,544
Total liabilities and stockholders’ equity	$688,258	$706,610
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of comprehensive income
(Unaudited)

(in thousands, except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue
License fees	$4,541	$5,990	$8,448	$8,970
Subscriptions	64,985	51,964	123,253	99,720
Services	31,795	31,368	59,925	60,206
Maintenance	36,527	34,122	72,179	68,270
Other revenue	1,540	2,024	3,205	3,925
Total revenue	139,388	125,468	267,010	241,091
Cost of revenue
Cost of license fees	497	643	1,027	1,368
Cost of subscriptions	31,749	21,605	61,873	41,988
Cost of services	25,540	26,503	51,803	51,902
Cost of maintenance	5,983	6,561	11,397	12,435
Cost of other revenue	927	1,301	1,926	2,498
Total cost of revenue	64,696	56,613	128,026	110,191
Gross profit	74,692	68,855	138,984	130,900
Operating expenses
Sales and marketing	26,433	24,423	51,549	48,815
Research and development	18,064	16,483	34,558	32,912
General and administrative	13,781	12,849	26,599	25,591
Restructuring	—	146	—	3,356
Amortization	418	636	1,005	1,314
Total operating expenses	58,696	54,537	113,711	111,988
Income from operations	15,996	14,318	25,273	18,912
Interest income	13	20	29	37
Interest expense	(1,328)	(1,497)	(2,787)	(3,191)
Loss on debt extinguishment and termination of derivative instruments	—	—	(996)	—
Other income (expense), net	225	(309)	(11)	(206)
Income before provision for income taxes	14,906	12,532	21,508	15,552
Income tax provision	5,626	5,909	8,414	6,263
Net income	$9,280	$6,623	$13,094	$9,289
Earnings per share
Basic	$0.21	$0.15	$0.29	$0.21
Diluted	$0.20	$0.15	$0.29	$0.21
Common shares and equivalents outstanding
Basic weighted average shares	45,155,955	44,538,444	45,141,878	44,506,157
Diluted weighted average shares	45,660,910	45,349,666	45,607,106	45,190,158
Dividends per share	$0.12	$0.12	$0.24	$0.24
Other comprehensive (loss) income
Foreign currency translation adjustment	(385)	(266)	170	19
Unrealized (loss) gain on derivative instruments, net of tax	(394)	429	(82)	548
Total other comprehensive (loss) income	(779)	163	88	567
Comprehensive income	$8,501	$6,786	$13,182	$9,856
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities
Net income	$13,094	$9,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,194	21,576
Provision for doubtful accounts and sales returns	2,966	1,246
Stock-based compensation expense	8,044	9,895
Excess tax benefits from stock-based compensation	(2,067)	—
Deferred taxes	1,757	4,933
Impairment of capitalized software development costs due to business combination	770	—
Amortization of deferred financing costs and discount	343	306
Loss on debt extinguishment and termination of derivative instruments	996	—
Other non-cash adjustments	1,488	91
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	(15,096)	(11,966)
Prepaid expenses and other assets	2,941	8,319
Trade accounts payable	(1,333)	(4,586)
Accrued expenses and other liabilities	4,419	(9,731)
Donor restricted cash	62,609	41,505
Donations payable	(62,609)	(41,505)
Deferred revenue	5,588	8,100
Net cash provided by operating activities	45,104	37,472
Cash flows from investing activities
Purchase of property and equipment	(5,423)	(10,068)
Purchase of net assets of acquired companies, net of cash acquired	(32,762)	(876)
Capitalized software development costs	(3,831)	(1,643)
Net cash used in investing activities	(42,016)	(12,587)
Cash flows from financing activities
Proceeds from issuance of debt	201,000	27,900
Payments on debt	(180,002)	(47,900)
Debt issuance costs	(2,484)	—
Proceeds from exercise of stock options	107	221
Excess tax benefits from stock-based compensation	2,067	—
Dividend payments to stockholders	(11,081)	(10,959)
Net cash provided by (used in) financing activities	9,607	(30,738)
Effect of exchange rate on cash and cash equivalents	263	(338)
Net increase (decrease) in cash and cash equivalents	12,958	(6,191)
Cash and cash equivalents, beginning of period	11,889	13,491
Cash and cash equivalents, end of period	$24,847	$7,300
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity
(Unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2012	54,859,604	$55	$203,638	$(170,898)	$(1,973)	$116,862	$147,684
Net income	—	—	—	—	—	30,472	30,472
Payment of dividends	—	—	—	—	—	(22,081)	(22,081)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	609,500	—	385	—	—	—	385
Surrender of 363,731 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(12,390)	—	—	(12,390)
Tax impact of exercise of equity-based compensation	—	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	16,765	—	—	145	16,910
Restricted stock grants	458,462	1	—	—	—	—	1
Restricted stock cancellations	(227,749)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	588	—	588
Balance at December 31, 2013	55,699,817	$56	$220,763	$(183,288)	$(1,385)	$125,398	$161,544
Net income	—	—	—	—	—	13,094	13,094
Payment of dividends	—	—	—	—	—	(11,081)	(11,081)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	72,781	—	107	—	—	—	107
Surrender of 26,649 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(885)	—	—	(885)
Tax impact of exercise of equity-based compensation	—	—	2,067	—	—	—	2,067
Stock-based compensation	—	—	8,007	—	—	37	8,044
Restricted stock grants	66,184	—	—	—	—	—	—
Restricted stock cancellations	(62,487)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	88	—	88
Balance at June 30, 2014	55,776,295	$56	$230,944	$(184,173)	$(1,297)	$127,448	$172,978
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We provide cloud-based and on-premise software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. As of June 30, 2014, we had more than 30,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare, as well as international affairs.
2. Summary of significant accounting policies
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, and other forms filed with the SEC from time to time.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and finite-lived intangible assets and goodwill, stock-based compensation, the provision for income taxes, capitalization of software development costs, our allowances for sales returns and doubtful accounts, deferred sales commissions and professional services costs, the valuation of derivative instruments, our accounting for business combinations and loss contingencies. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could materially differ from these estimates.
Revenue recognition
Our revenue is primarily generated from the following sources: (i) charging for the use of our software products in a hosted environment; (ii) providing software maintenance and support services; (iii) providing professional services including

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

implementation, training, consulting, analytic, hosting and other services; and (iv) selling perpetual licenses of our software products.
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
We make certain of our software products available for use in hosted application arrangements without licensing perpetual rights to the software (“hosted applications”). Revenue from hosted applications is recognized ratably beginning on the activation date over the term of the agreement, which generally ranges from one to three years. Any revenue related to upfront activation or set-up fees is deferred and recognized ratably over the estimated period that the customer benefits from the related hosted application. Direct and incremental costs related to upfront activation or set-up activities for hosted applications are capitalized until the hosted application is deployed and in use, and then expensed ratably over the estimated period that the customer benefits from the related hosted application.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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
We sell training at a fixed rate for each specific class at a per attendee price or at a packaged price for several attendees, and recognize the related revenue upon the customer attending and completing training. Additionally, we sell fixed-rate programs, which permit customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions, and revenue in those cases is recognized ratably over the contract period.
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
Recently adopted accounting pronouncements
Effective January 1, 2014, we adopted Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. An entity should apply ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. We expect the adoption of ASU 2014-09 will impact our consolidated financial statements. We are currently evaluating implementation methods and the extent of the impact that implementation of this standard will have upon adoption.
3. Business combinations
WhippleHill
On June 16, 2014, we acquired all of the outstanding stock of WhippleHill Communications, Inc. (“WhippleHill”), a privately held company based in New Hampshire, for $35.0 million in cash, subject to certain adjustments set forth in the stock purchase agreement. WhippleHill is a leading provider of cloud-based solutions designed exclusively to serve K12 private schools. The acquisition of WhippleHill expanded our offerings in the K12 technology sector. The operating results of WhippleHill which were insignificant to the periods presented have been included in our consolidated financial statements from the date of acquisition. Acquisition-related costs of $0.1 million, which primarily consisted of legal and financial advisory services, were expensed as incurred in general and administrative expense during the three and six months ended June 30, 2014.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We recorded $19.0 million of finite-lived intangible assets, $12.3 million of goodwill ($11.8 million of which is deductible for income tax purposes) and $3.7 million of net tangible assets acquired and liabilities assumed associated with this acquisition based on our preliminary determination of estimated fair values. Included in net tangible assets acquired and liabilities assumed was $5.1 million of acquired accounts receivable, for which fair value was estimated to approximate the contractual value. The assets and liabilities recorded for the acquisition of WhippleHill were based on preliminary valuations and the estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of WhippleHill, all of which was assigned to our General Markets Business Unit reporting segment.
The acquisition resulted in the identification of the following identifiable finite-lived intangible assets:

	Intangible assets acquired	Weighted average amortization period
	(in thousands)	(in years)
Customer relationships	$10,900	10
Acquired technology	5,700	6
Trade names	2,300	8
Non-compete agreements	100	3
	$19,000
Customer relationships are being amortized on an accelerated basis. Acquired technology, trade names and non-compete agreements are being amortized on a straight-line basis.
We determined that the WhippleHill acquisition was a non-material business combination. As such, pro forma disclosures are not required and are not presented.
4. Earnings per share
We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share reflect the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013
Numerator:
Net income, as reported	$9,280	$6,623	$13,094	$9,289
Denominator:
Weighted average common shares	45,155,955	44,538,444	45,141,878	44,506,157
Add effect of dilutive securities:
Employee stock-based compensation	504,955	811,222	465,228	684,001
Weighted average common shares assuming dilution	45,660,910	45,349,666	45,607,106	45,190,158
Earnings per share:
Basic	$0.21	$0.15	$0.29	$0.21
Diluted	$0.20	$0.15	$0.29	$0.21

The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Shares excluded from calculations of diluted earnings per share	330,095	54,222	336,745	105,339
5. Fair value measurements
Financial liabilities measured at fair value on a recurring basis consisted of the following, as of:

	Fair value measurement using
(in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of June 30, 2014
Financial liabilities:
Derivative instruments(1)	$—	$553	$—	$553
Total financial liabilities	$—	$553	$—	$553

Fair value as of December 31, 2013
Financial liabilities:
Derivative instruments(1)	$—	$427	$—	$427
Total financial liabilities	$—	$427	$—	$427

(1)
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents, donor restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and donations payable approximate their fair values at June 30, 2014 and December 31, 2013, due to the immediate or short-term maturity of these instruments.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Financial assets and liabilities that are measured at fair value on a non-recurring basis include finite-lived intangible assets, goodwill and our debt. Intangible assets and goodwill are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. We believe the carrying amount of our debt approximates its fair value at June 30, 2014 and December 31, 2013, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, it is classified within Level 2 of the fair value hierarchy. There were no non-recurring fair value adjustments recorded during the six months ended June 30, 2014 or 2013, except for certain business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date, from refinement during the measurement period. The measurement period for refinement may be up to one year from the acquisition date. We record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.
6. Goodwill and other intangible assets
The change in goodwill for each reportable segment during the six months ended June 30, 2014, consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Target Analytics	Other	Total
Balance at December 31, 2013	$147,828	$74,956	$6,542	$33,177	$2,096	$264,599
Additions related to business combinations	—	12,320	—	—	—	12,320
Adjustments related to prior year business combinations	—	—	140	—	—	140
Effect of foreign currency translation	—	—	141	—	—	141
Balance at June 30, 2014	$147,828	$87,276	$6,823	$33,177	$2,096	$277,200

Amortization expense
Amortization expense related to finite-lived intangible assets acquired in business combinations is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on the revenue stream to which the asset contributes. The following table summarizes amortization expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Included in cost of revenue:
Cost of license fees	$87	$126	$174	$247
Cost of subscriptions	4,434	4,678	8,994	9,312
Cost of services	676	633	1,332	1,266
Cost of maintenance	115	114	230	228
Cost of other revenue	18	19	37	37
Total included in cost of revenue	5,330	5,570	10,767	11,090
Included in operating expenses	418	636	1,005	1,314
Total	$5,748	$6,206	$11,772	$12,404

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of June 30, 2014:

Year ending December 31,	Amortization
(in thousands)	expense
2014 - remaining	$12,247
2015	24,867
2016	24,459
2017	22,121
2018	20,744
Total	$104,438
7. Prepaid expenses and other assets
Prepaid expenses and other assets consisted of the following as of:

(in thousands)	June 30, 2014	December 31, 2013
Deferred sales commissions	$20,144	$20,088
Prepaid software maintenance	5,024	6,875
Deferred professional services costs	6,680	7,445
Software development costs	5,942	4,172
Other assets	11,149	10,786
Total prepaid expenses and other assets	48,939	49,366
Less: Long-term portion	20,668	19,251
Total prepaid expenses and other current assets	$28,271	$30,115
8. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following as of:

(in thousands)	June 30, 2014	December 31, 2013
Taxes payable	$8,341	$5,430
Accrued commissions and salaries	6,160	7,127
Accrued bonuses	9,532	9,258
Customer credit balances	2,712	3,281
Unrecognized tax benefit	4,089	3,698
Other liabilities	22,320	18,304
Total accrued expenses and other liabilities	53,154	47,098
Less: Long-term portion	7,994	6,655
Total accrued expenses and other current liabilities	$45,160	$40,443

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

9. Deferred revenue
Deferred revenue consisted of the following as of:

(in thousands)	June 30, 2014	December 31, 2013
Maintenance	$86,146	$85,219
Subscriptions	80,651	72,480
Services	31,858	32,153
License fees and other	1,760	722
Total deferred revenue	200,415	190,574
Less: Long-term portion	10,187	9,099
Deferred revenue, current portion	$190,228	$181,475
10. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(in thousands, except percentages)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Credit facility:
Revolving credit loans	$—	$70,408	—%	1.95%
Term loans	173,906	82,500	2.39%	2.39%
Total debt	173,906	152,908	2.39%	2.14%
Less: Unamortized debt discount	1,761	—
Less: Debt, current portion	4,375	17,158	1.74%	2.39%
Debt, net of current portion	$167,770	$135,750	2.41%	2.11%
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
In connection with our entry into the 2014 Credit Facility we paid $2.5 million in financing costs, of which $1.1 million were capitalized and, together with a portion of the unamortized deferred financing costs from the 2012 Credit Facility and prior facilities, are being amortized into interest expense over the term of the new facility using the effective interest method. As of June 30, 2014 and December 31, 2013, deferred financing costs totaling $1.6 million and $1.9 million, respectively, were included in other assets on the consolidated balance sheet.
Summary of the 2014 Credit Facility
The 2014 Credit Facility is secured by the stock and limited liability company interests of certain of our subsidiaries and is guaranteed by our material domestic subsidiaries.
Amounts borrowed under the dollar tranche revolving credit loans and term loan under the 2014 Credit Facility bear interest at a rate per annum equal to, at our option, (a) a base rate equal to the highest of (i) the prime rate, (ii) federal funds rate plus 0.50% and (iii) one month LIBOR plus 1.00% (the “Base Rate”), in addition to a margin of 0.00% to 0.50%, or (b) LIBOR rate plus a margin of 1.00% to 1.50%. Swingline loans bear interest at a rate per annum equal to the Base Rate plus a margin of 0.00% to 0.50% or such other rate agreed to between the Swingline lender and us. Designated currency tranche revolving credit loans bear interest at a rate per annum equal to the LIBOR rate for the applicable currency plus a margin of 1.00% to 1.50%. The exact amount of any margin depends on the nature of the loan (Base Rate or LIBOR) and our net leverage ratio (as defined in the 2014 Credit Facility).
We also pay a quarterly commitment fee on the unused portion of the 2014 Revolving Facility from 0.15% to 0.225% per annum, depending on our net leverage ratio. At June 30, 2014, the commitment fee was 0.225%.
The term loan under the 2014 Credit Facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2014 Credit Facility.
The 2014 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At June 30, 2014, we were in compliance with our debt covenants under the 2014 Credit Facility.
As of June 30, 2014, the required annual maturities related to our 2014 Credit Facility were as follows:

Year ending December 31, (in thousands)	Annual maturities
2014 - remaining	$2,188
2015	4,375
2016	4,375
2017	4,375
2018	4,375
Thereafter	154,218
Total required maturities	$173,906

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

11. Derivative instruments
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
The fair values of our derivative instruments were as follows as of:

(in thousands)	Balance sheet location	June 30, 2014	December 31, 2013
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$—	$46
Interest rate swaps, long-term portion	Other liabilities	553	381
Total derivative instruments designated as hedging instruments		$553	$427
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of loss reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
	June 30, 2014		Three months ended June 30,	Six months ended June 30,
(in thousands)			2014	2014
Interest rate swaps	$(553)	Interest expense	$(316)	$(530)
Interest rate swaps	—	Loss on debt extinguishment and termination of derivative instruments	—	(587)
Total	$(553)		$(316)	$(1,117)

	June 30, 2013		Three months ended June 30,	Six months ended June 30,
			2013	2013
Interest rate swaps	$(399)	Interest expense	$(199)	$(389)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. There was no ineffective portion of our interest rate swap derivatives during the three and six months ended June 30, 2014 and 2013. See Note 15 for a summary of other changes in accumulated other comprehensive income (loss) by component.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

12. Commitments and contingencies
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
With our acquisition of Convio, we assumed a lease for office space in Austin, Texas which terminates on September 30, 2023, and has two five-year renewal options. Under the terms of the lease, we will increase our leased space by approximately 20,000 square feet on July 31, 2016. The current annual base rent of the lease is $2.2 million. The base rent escalates annually between 2% and 4% based on the terms of the agreement. The rent expense is recorded on a straight-line basis over the length of the lease term. At June 30, 2014, we had a standby letter of credit of $2.0 million for a security deposit for this lease.
We have provisions in our leases that entitle us to aggregate leasehold improvement allowances of $9.5 million. These amounts are being recorded as a reduction to rent expense ratably over the terms of the leases. Rent expense was reduced related to these lease provisions by $0.2 million and $0.3 million during both the three and six months ended June 30, 2014 and 2013, respectively. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.
We have also received, and expect to receive through 2016, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense upon receipt and were $0.6 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and $1.2 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively.
Total rent expense was $2.3 million and $2.4 million for the three months ended June 30, 2014 and 2013, respectively, and $4.5 million for the six months ended June 30, 2014 and 2013.
As of June 30, 2014, the future minimum lease commitments related to lease agreements, net of related lease incentives, were as follows:

Year ending December 31,	Operating
(in thousands)	leases
2014 – remaining	$5,475
2015	10,495
2016	9,896
2017	10,167
2018	10,373
Thereafter	44,287
Total minimum lease payments	$90,693
Other commitments
As discussed in Note 10 of these consolidated financial statements, the term loans under our credit facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the credit facility in February 2019.
We utilize third-party technology in conjunction with our products and services, with contractual arrangements varying in length from one to five years. In certain cases, these arrangements require a minimum annual purchase commitment. As of June 30, 2014, the remaining aggregate minimum purchase commitment under these arrangements was approximately $15.1 million through 2018. We incurred expense under these arrangements of $1.7 million and $3.3 million for the three and six months ended June 30, 2014, respectively.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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
13. Income taxes
Our effective income tax rates including the effects of period-specific events, were:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Effective tax rate	37.7%	47.2%	39.1%	40.3%
The decrease in our effective income tax rate during the three months ended June 30, 2014 when compared to the same period in 2013 was primarily due to a reduction in operating losses of foreign jurisdictions for which we have determined that a related valuation allowance is appropriate.
The decrease in our effective income tax rate during the six months ended June 30, 2014 when compared to the same period in 2013 was primarily due to a reduction in operating losses of foreign jurisdictions for which we have determined that a related valuation allowance is appropriate, partially offset by a decrease in the benefit from research and development credits. The federal and state research and development tax credits, which had previously expired on December 31, 2011, were reinstated as part of the American Taxpayer Relief Act of 2012 enacted in January 2013. This legislation retroactively reinstated and extended the credits from the previous expiration date through December 31, 2013, resulting in a discrete tax benefit attributable to 2012 research and development tax credits of $1.9 million which is included in the six months ended June 30, 2013. No similar legislation providing an extension for prior period credits was in effect during the six months ended June 30, 2014. Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.
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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $3.6 million and $3.7 million at June 30, 2014 and December 31, 2013, respectively. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

14. Stock-based compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Included in cost of revenue:
Cost of subscriptions	$175	$189	$364	$415
Cost of services	582	593	1,124	1,436
Cost of maintenance	196	194	341	256
Total included in cost of revenue	953	976	1,829	2,107
Included in operating expenses:
Sales and marketing	588	545	1,059	1,243
Research and development	762	1,062	1,424	2,215
General and administrative	2,027	2,134	3,732	4,330
Total included in operating expenses	3,377	3,741	6,215	7,788
Total	$4,330	$4,717	$8,044	$9,895
15. Stockholders’ equity
Dividends
In February 2014, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the six months ended June 30, 2014.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2014	$0.12	February 28	March 14
April 2014	$0.12	May 28	June 13
In July 2014, our Board of Directors declared a third quarter dividend of $0.12 per share payable on September 15, 2014 to stockholders of record on August 28, 2014.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Accumulated other comprehensive loss, beginning of period	$(518)	$(1,569)	$(1,385)	$(1,973)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income (loss) balance, beginning of period	$56	$(672)	$(256)	$(791)
Other comprehensive (loss) income before reclassifications, net of tax effects of $375, $(196), $488 and $(198)	(586)	307	(755)	310
Amounts reclassified from accumulated other comprehensive loss to interest expense	316	199	530	389
Amounts reclassified from accumulated other comprehensive loss to loss on debt extinguishment and termination of derivative instruments	—	—	587	—
Tax benefit included in provision for income taxes	(124)	(77)	(444)	(151)
Total amounts reclassified from accumulated other comprehensive loss	192	122	673	238
Net current-period other comprehensive (loss) income	(394)	429	(82)	548
Accumulated other comprehensive loss balance, end of period	$(338)	$(243)	$(338)	$(243)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(574)	$(897)	$(1,129)	$(1,182)
Translation adjustments	(385)	(266)	170	19
Accumulated other comprehensive loss balance, end of period	(959)	(1,163)	(959)	(1,163)
Accumulated other comprehensive loss, end of period	$(1,297)	$(1,406)	$(1,297)	$(1,406)
16. Segment information
As of June 30, 2014, our reportable segments were the Enterprise Customer Business Unit (the “ECBU”), the General Markets Business Unit, (the “GMBU”), the International Business Unit (the “IBU”), and Target Analytics. Following is a description of each reportable segment:

•	The ECBU is focused on marketing, sales, delivery and support to all large and/or strategic prospects and customers in North America;

•	The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America;

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America; and

•	Target Analytics is focused on marketing, sales and delivery of analytic services to all prospects and customers globally.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

general and administrative expenses. Currently, the CEO believes that the exclusion of these costs allows for a better understanding of the operating performance of the operating units and management of other operating expenses and cash needs. The CEO does not review any segment balance sheet information.
Summarized reportable segment financial results, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue by segment:
ECBU	$54,373	$49,275	$104,239	$93,954
GMBU	63,194	55,924	120,849	108,942
IBU	12,126	10,788	22,764	20,026
Target Analytics	9,657	9,458	19,095	18,126
Other(1)	38	23	63	43
Total revenue	$139,388	$125,468	$267,010	$241,091
Segment operating income(2):
ECBU	$36,357	$26,496	$68,458	$50,138
GMBU	41,968	33,371	80,874	65,546
IBU	1,752	2,614	3,173	3,238
Target Analytics	5,517	3,735	9,820	6,911
Other(1)	965	80	2,012	291
	86,559	66,296	164,337	126,124
Less:
Corporate unallocated costs(3)	60,485	41,055	119,248	84,913
Stock-based compensation costs	4,330	4,717	8,044	9,895
Amortization expense	5,748	6,206	11,772	12,404
Interest expense, net	1,315	1,477	2,758	3,154
Loss on debt extinguishment and termination of derivative instruments	—	—	996	—
Other expense (income), net	(225)	309	11	206
Income before provision for income taxes	$14,906	$12,532	$21,508	$15,552

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.

(2)	Segment operating income includes direct, controllable costs related to the sale of products and services by the reportable segment.

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.
17. Restructuring
During 2012, in an effort to consolidate our operating locations, we decided not to renew our lease for office space in San Diego, CA, which matured on June 30, 2013. As a result, we initiated a plan to transition most of our operations based in San Diego, CA to our Austin, TX location, which we substantially completed in June 2013 when the lease matured. We incurred $0.1 million and $0.2 million in before-tax restructuring charges related to our San Diego office transition during the three and six months ended June 30, 2013, respectfully.
In January 2013, we implemented a realignment of our workforce in response to changes in the nonprofit industry and global economy. The realignment included a reduction in workforce of approximately 135 positions. The cost associated with this realignment was substantially incurred during the first nine months of 2013. We incurred $3.2 million in before-tax

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

restructuring charges related to the realignment of our workforce during the six months ended June 30, 2013. The charges incurred during the three months ended June 30, 2013 were insignificant.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations

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
Executive summary
We provide cloud-based and on-premise software solutions and related services designed specifically for nonprofit organizations. Our products and services enable nonprofit organizations to increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize internal operations. We continue to make investments in our product portfolio and go-to-market organization to ensure we are properly positioned to benefit from shifts in the market, including demand for our subscription-based offerings. As of June 30, 2014, we had more than 30,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare, as well as international affairs.
We derive revenue from charging subscription fees for the use of our cloud-based solutions, selling perpetual licenses and providing a broad offering of services, including consulting, training, installation and implementation services, as well as ongoing customer support and maintenance. Furthermore, we derive revenue from providing hosting services, performing donor prospect research engagements, selling lists of potential donors, providing transaction and payment processing services, benchmarking studies and data modeling services. We have experienced growth in our payment processing services from the continued shift to on-line giving, further integration of these services to our existing product portfolio and the sale of these services to new and existing customers. As a result of third-party contractual changes, certain of our subscriptions revenues and costs associated with our payment processing services are presented on a gross basis, whereas comparable revenues and costs are presented on a net basis in the prior year periods. As such, total revenue, total cost of revenue, subscriptions revenue and cost of subscriptions revenue for prior periods are not directly comparable, although gross profit, operating income and net income were unaffected by the prospective change, which became effective October 2013. An analysis of our historical financial statements for the four quarters and year ended December 31, 2013 can be found at www.blackbaud.com/investorrelations that is intended to assist with the evaluation of our performance in light of the change in presentation.
During the second quarter of 2014, we remained focused on our four primary priorities:

•	accelerating organic revenue growth;

•	optimizing our product portfolio;

•	increasing recurring revenue; and

•	investing in infrastructure to drive future operating efficiencies.
Total revenue for the three and six months ended June 30, 2014 increased by approximately 11% when compared to the same periods in 2013, respectively. When removing the impact attributable to the change in presentation referenced above, revenue increased 5% for the three and six months ended June 30, 2014 when compared to the same periods in 2013. These increases were primarily the result of growth in demand for our cloud-based and hosted fundraising solutions as our business continues to shift towards subscription-based offerings. Increases in the volume of transactions for which we process payments as well as variable transactions associated with the use of our solutions to fundraise online added to the increases in subscriptions revenue.
Income from operations for the three and six months ended June 30, 2014 increased by $1.7 million and $6.4 million, respectively, when compared to the same periods in 2013. The increases in income from operations were primarily attributable to an increase in demand for our subscription-based fundraising offerings, an increase in the volume of transactions for which we process payments and an increase in transaction-based usage revenue. Also contributing to the increases in income from operations for the three and six months ended June 30, 2014 compared to the same periods in 2013 were decreases in restructuring costs, stock-based compensation and acquisition-related integration costs. These favorable impacts on income

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

from operations were partially offset by the 2014 incremental operating investments targeted to drive the success of our four primary priorities referenced above.
At June 30, 2014, our cash and cash equivalents were $24.8 million. During the six months ended June 30, 2014, we generated $45.1 million in cash flow from operations, received $19.6 million in net proceeds from debt refinancing, used net cash of $32.6 million for the acquisition of WhippleHill, returned $11.1 million to stockholders by way of dividends and had cash outlays of $9.3 million for purchases of property and equipment and software development costs.
During the three months ended June 30, 2014, we continued to experience growth in overall revenue primarily driven by the growing demand for our cloud-based and hosted fundraising solutions and payment processing services. We plan to further increase our focus on subscription-based offerings and expand our payment processing services as we execute on our key growth initiatives and strengthen our leadership position, while achieving our targeted level of profitability. In the near term, we anticipate that there will continue to be an impact on our profitability as we invest in our product portfolio to meet demand for our subscription offerings and shift from a perpetual license-based model, with upfront revenue recognition to a subscription-based model, with recognition of revenue occurring ratably over the subscription term. In the near term, we also anticipate that there will continue to be an impact from our payment processing services on our overall gross margin percentage as growth in the volume of transactions where we provide payment processing services is expected to exceed the growth of certain other product and service offerings.
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
WhippleHill acquisition
On June 16, 2014, we acquired all of the outstanding stock of WhippleHill Communications, Inc. (“WhippleHill”), a privately held company based in New Hampshire, for $35.0 million in cash, subject to certain adjustments set forth in the stock purchase agreement. WhippleHill is a leading provider of cloud-based solutions designed exclusively to serve K12 private schools. The acquisition of WhippleHill expanded our offerings in the K12 technology sector. The operating results of WhippleHill which were insignificant to the periods presented have been included in our consolidated financial statements from the date of acquisition.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Comparison of the three and six months ended June 30, 2014 and 2013
Results of operations
Revenue by segment

	Three months ended June 30,					Six months ended June 30,
(in millions)	2014		2013	Change	% Change	2014		2013	Change	% Change
ECBU	$54.4	(1)	$49.3	$5.1	10%	$104.2	(1)	$94.0	$10.2	11%
GMBU	63.2	(1)	55.9	7.3	13%	120.8	(1)	109.0	11.8	11%
IBU	12.1	(1)	10.8	1.3	12%	22.8	(1)	20.0	2.8	14%
Target Analytics	9.7		9.5	0.2	2%	19.1		18.1	1.0	6%
Other	—		—	—	—%	0.1		—	0.1	100%
Total revenue	$139.4		$125.5	$13.9	11%	$267.0		$241.1	$25.9	11%

(1)
Included in ECBU, GMBU and IBU revenue for the three months ended June 30, 2014 was $2.4 million, $4.7 million and $0.4 million, respectively, attributable to the prospective change in presentation from net to gross for revenue and costs associated with our payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013. Included in ECBU, GMBU and IBU revenue for the six months ended June 30, 2014 was $4.6 million, $8.4 million and $0.6 million, respectively, attributable to this same presentation change.

The increases in revenue for ECBU and GMBU during the three and six months ended June 30, 2014 when compared to the same periods in 2013 were primarily attributable to growth in subscriptions revenue. The growth in subscriptions resulted from an increase in demand for our cloud-based and hosted fundraising offerings, an increase in the volume of transactions for which we process payments and an increase in usage-based transaction revenue. Also contributing to the growth in ECBU and GMBU revenue were increases in maintenance revenue primarily from new customers associated with new license agreements and increases in contracts with existing customers.

IBU revenue increased during the three and six months ended June 30, 2014 when compared to the same periods in 2013 primarily due to incremental subscriptions revenue. The growth in IBU subscriptions revenue was primarily attributable to an increase in demand for our cloud-based solutions including Everyday Hero and eTapestry and for our hosted fundraising solutions including the Raiser's Edge. Also contributing to the increase in IBU subscriptions revenue was an increase in the volume of transactions associated with the use of our products to fundraise online. IBU maintenance revenue associated with sales of the Raiser's Edge increased during the three and six months ended June 30, 2014 when compared to the same periods in 2013.

Target Analytics revenue remained relatively unchanged during the three months ended June 30, 2014 when compared to the same period in 2013. The growth in Target Analytics revenue during the six months ended June 30, 2014 when compared to the same period in 2013 was primarily the result of an increase in demand for our subscription-based analytic service offerings. We anticipate incremental growth in this area as demand continues to increase and as we continue to integrate these services into certain of our other subscription and service offerings.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Operating results
License fees

	Three months ended June 30,				Six months ended June 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
License fees revenue	$4.5	$6.0	$(1.5)	(25)%	$8.4	$9.0	$(0.6)	(7)%
Cost of license fees	0.5	0.6	(0.1)	(17)%	1.0	1.4	(0.4)	(29)%
License fees gross profit	$4.0	$5.4	$(1.4)	(26)%	$7.4	$7.6	$(0.2)	(3)%
License fees gross margin	89%	90%			88%	84%

We derive license fees revenue from the sale of our software products under perpetual license agreements. During the three and six months ended June 30, 2014, revenue from license fees decreased primarily as a result of smaller contributions of revenue from our Blackbaud CRM and Raiser's Edge offerings when compared to the same periods in 2013. Our larger perpetual license transactions, such as those for Blackbaud CRM, have long sales cycles and their timing can result in significant period-to-period variations in revenue. Additionally, we continue to experience a shift in our emerging and mid-sized customers’ buying preferences away from solutions offered under perpetual license arrangements towards subscription-based hosted applications.
Cost of license fees is primarily comprised of third-party software royalties, variable reseller commissions, amortization of software development costs and amortization of intangibles from business combinations. The decrease in cost of license fees during the three and six months ended June 30, 2014 when compared to the same periods in 2013 was primarily due to a reduction in reseller commissions and fewer sales of products with associated third-party royalty costs. The decrease in reseller commissions was primarily due to improvements in the negotiated rates we pay software resellers.
License fees gross margin percentage during the three months ended June 30, 2014 remained relatively unchanged. The increase in license fees gross margin percentage for the six months ended June 30, 2014 when compared to the same period in 2013 was primarily due to the decrease in reseller commissions and less sales of products with third-party software royalties associated with them relative to the decrease in license fees revenue.
Subscriptions

	Three months ended June 30,					Six months ended June 30,
(in millions)	2014		2013	Change	% Change	2014		2013	Change	% Change
Subscriptions revenue	$65.0	(1)	$52.0	$13.0	25%	$123.3	(1)	$99.7	$23.6	24%
Cost of subscriptions	31.8	(1)	21.6	10.2	47%	61.9	(1)	42.0	19.9	47%
Subscriptions gross profit	$33.2		$30.4	$2.8	9%	$61.4		$57.7	$3.7	6%
Subscriptions gross margin	51%		58%			50%		58%

(1)
Included in subscriptions revenue and cost of subscriptions for the three and six months ended June 30, 2014 was $7.5 million and $13.6 million, respectively, attributable to the prospective change in presentation from net to gross for revenue and costs associated with our payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013.

Revenue from subscriptions is primarily comprised of revenue from charging for the use of our subscription-based software products, which includes providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, revenue from payment processing services as well as variable transaction revenue associated with the use of our products to fundraise online. We continue to experience growth in sales of our hosted applications and hosting services as we meet the demand of our emerging and mid-sized customers that increasingly prefer subscription-based offerings. In addition, we have experienced growth in our payment processing services from the continued shift to on-line giving, further integration of these services to our existing product portfolio and the sale of these services to new and existing customers.

Excluding the effect of the change in presentation associated with our payment processing services as discussed above, the increase in subscriptions revenue during the three and six months ended June 30, 2014 when compared to the same periods in 2013 was primarily due an increase in demand for our cloud-based solutions including Luminate Online and Altru and for our

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

hosted fundraising solutions including the Raiser's Edge and Blackbaud CRM. Subscriptions revenue also increased as a result of greater volume of transactions for which we process payments and an increase in usage-based transaction revenue.
Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers.
Excluding the effects of the change in presentation associated with our payment processing services as discussed above, the increases in cost of subscriptions during the three and six months ended June 30, 2014 when compared to the same periods in 2013 were primarily due to an increase in human resource costs of $2.3 million and $4.5 million, respectively, and an increase in allocated depreciation, facilities and IT support costs of $0.4 million and $0.9 million, respectively. The increase in human resource costs was primarily due to an increase in subscription customer support directly related to our growing base of subscription customers. The increase in allocated costs was primarily a result of investments made to support anticipated growth in our operations.
The decrease in subscriptions gross margin percentages for the three and six months ended June 30, 2014 when compared to the same periods in 2013 was primarily a result of the prospective change in presentation from net to gross revenues and costs as discussed above, which had no impact on gross profit. Absent this presentation change, subscriptions gross margin percentages were 58% and 56% for the three and six months ended June 30, 2014, respectively, compared to 58% and 58% in the same periods in 2013, respectively. The remaining decrease in subscriptions gross margin percentage for the six months ended June 30, 2014 when compared to the same period in 2013 was primarily due to increases in human resource costs and allocated costs outpacing the growth in subscriptions revenue. In the near term, we anticipate that there will continue to be a negative impact from our payment processing services on our subscriptions gross margin percentage as growth in the volume of transactions where we provide payment processing services is expected to exceed the growth of certain of our other subscription-based offerings.
Services

	Three months ended June 30,				Six months ended June 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Services revenue	$31.8	$31.4	$0.4	1%	$59.9	$60.2	$(0.3)	—%
Cost of services	25.5	26.5	(1.0)	(4)%	51.8	51.9	(0.1)	—%
Services gross profit	$6.3	$4.9	$1.4	29%	$8.1	$8.3	$(0.2)	(2)%
Services gross margin	20%	16%			14%	14%
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
Services revenue during the three and six months ended June 30, 2014 when compared to the same periods in 2013 remained relatively unchanged. The continuing shift in our go-to-market strategy towards subscription-based and cloud-based offerings, which, in general, require less implementation services than our traditional on-premise perpetual license arrangements has negatively impacted consulting services revenue growth.
Cost of services is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations.
The decrease in cost of services during the three months ended June 30, 2014 when compared to the same period in 2013 was primarily attributable to a decrease in human resource costs, partially offset by increases in the recognition of deferred implementation service costs, and allocated depreciation, facilities and IT support costs. Human resource costs decreased primarily as a result of a decrease in headcount and an increase in operating efficiency. Our recognition of implementation

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

service costs increased during the three months ended June 30, 2014 compared to the same period in 2013 due to a decrease in the amount of costs that are being deferred in connection with our shift from traditional license and related service arrangements to subscription offerings. The increases in allocated costs were primarily a result of investments made to support anticipated growth in operations.
Cost of services during the six months ended June 30, 2014 when compared to the same period in 2013 remained relatively unchanged.
Services gross margin percentage increased during the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to the decrease in human resource costs relative to the minor change in services revenue. Services gross margin percentage for the six months ended June 30, 2014 when compared to the same period in 2013 remained relatively unchanged.
Maintenance

	Three months ended June 30,				Six months ended June 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Maintenance revenue	$36.5	$34.1	$2.4	7%	$72.2	$68.3	$3.9	6%
Cost of maintenance	6.0	6.6	(0.6)	(9)%	11.4	12.4	(1.0)	(8)%
Maintenance gross profit	$30.5	$27.5	$3.0	11%	$60.8	$55.9	$4.9	9%
Maintenance gross margin	84%	81%			84%	82%
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
The increase in maintenance revenue during the three months ended June 30, 2014 when compared to the same period in 2013 was primarily comprised of (i) $2.4 million of incremental maintenance from new customers associated with new license agreements and increases in contracts with existing customers; and (ii) approximately $1.0 million of incremental maintenance from contractual inflationary rate adjustments; partially offset by (iii) a $1.6 million reduction in maintenance from contracts that were not renewed and reductions in contracts with existing customers.
The increase in maintenance revenue during the six months ended June 30, 2014 when compared to the same period in 2013 was primarily comprised of (i) $5.2 million of incremental maintenance from new customers associated with new license agreements and increases in contracts with existing customers; and (ii) approximately $2.1 million of incremental maintenance from contractual inflationary rate adjustments; partially offset by (iii) a $3.5 million reduction in maintenance from contracts that were not renewed and reductions in contracts with existing customers.
Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. Cost of maintenance decreased during the three and six months ended June 30, 2014 when compared to the same periods in 2013 primarily as a result of a decrease in human resource costs. The decrease in human resource costs was primarily due to a shift in allocated customer support costs towards subscriptions, which is a trend that may continue.
Maintenance gross margin percentage increased during the three and six months ended June 30, 2014 when compared to the same periods in 2013 primarily due to the incremental maintenance revenue from new customers associated with new license agreements and increases in contracts with existing customers combined with the decrease in human resource costs.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Other revenue

	Three months ended June 30,				Six months ended June 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Other revenue	$1.6	$2.0	$(0.4)	(20)%	$3.2	$3.9	$(0.7)	(18)%
Cost of other revenue	0.9	1.3	(0.4)	(31)%	1.9	2.5	(0.6)	(24)%
Other gross profit	$0.7	$0.7	$—	—%	$1.3	$1.4	$(0.1)	(7)%
Other gross margin	44%	35%			41%	36%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees. Other revenue decreased during the three and six months ended June 30, 2014 when compared to the same periods in 2013 primarily due to the prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had a change in contractual terms effective October 2013. A decrease in revenue from reimbursement of travel-related expenses associated with services revenue also contributed to the decrease in other revenue during the three and six months ended June 30, 2014 when compared to the same periods in 2013.
Cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. Cost of other revenue decreased during the three and six months ended June 30, 2014 when compared to the same periods in 2013 primarily due to a prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had a change in contractual terms effective October 2013. Also contributing to the decrease in cost of other revenue was less reimbursable expenses related to services provided at customer locations during the three and six months ended June 30, 2014 when compared to the same periods in 2013.
Other revenue gross margin percentage increased during the three and six months ended June 30, 2014 when compared to the same periods in 2013 primarily due to the prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had a change in contractual terms effective October 2013.
Operating expenses
Sales and marketing

	Three months ended June 30,				Six months ended June 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Sales and marketing expense	$26.4	$24.4	$2.0	8%	$51.5	$48.8	$2.7	6%
% of revenue	19%	19%			19%	20%

Sales and marketing expense includes human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

Sales and marketing expense increased during the three and six months ended June 30, 2014 when compared to the same periods in 2013 primarily due to increases in commission expense, human resource costs and allocated depreciation, facilities and IT support costs. The increase in commission expense was primarily driven by an to an increase in commissionable revenue during the three and six months ended June 30, 2014 when compared to the same periods in 2013. Also contributing to the increase in commissions expense was an increase in the amount of deferred sales commissions recognized as expense. To the extent that sales commissions relate to revenue not yet recognized, the amounts are recorded as deferred sales commission costs. Subsequently, the commissions are recognized as expense as the revenue is earned. Human resource costs increased primarily due to incremental headcount to support the increase in sales and marketing efforts of our growing operations. Allocated costs increased primarily as a result of investments made to support anticipated growth in operations.

Sales and marketing expense as a percentage of revenue remained relatively unchanged during the three months ended June 30, 2014 when compared to the same period in 2013. Sales and marketing expense decreased as a percentage of revenue during the

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

six months ended June 30, 2014 when compared to the same period in 2013 primarily due to revenue outpacing expense growth.
Research and development

	Three months ended June 30,				Six months ended June 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Research and development expense	$18.1	$16.5	$1.6	10%	$34.6	$32.9	$1.7	5%
% of revenue	13%	13%			13%	14%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products, and allocated depreciation, facilities and IT support costs.

Research and development expense increased during the three and six months ended June 30, 2014 when compared to the same periods in 2013 primarily due to increases in third-party contractor costs and human resource costs, partially offset by increases in the amount of software development costs that were capitalized. Third-party contractor costs increased as we made investments to optimize our product portfolio including enhancements to existing products as well as new product innovation. Included in the increases in research and development expense during the three and six months ended June 30, 2014 compared to the same periods in 2013 were $1.8 million and $2.9 million, respectively, related to our 2014 incremental operating investments. We expect additional incremental research and development expense for the remainder of 2014 as we continue with these efforts.

General and administrative

	Three months ended June 30,				Six months ended June 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
General and administrative expense	$13.8	$12.9	$0.9	7%	$26.6	$25.6	$1.0	4%
% of revenue	10%	10%			10%	11%

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

General and administrative expense increased during the three and six months ended June 30, 2014, when compared to the same periods in 2013, primarily due to increases in human resource and facilities costs. Partially offsetting these increases were decreases in third-party contractor fees and stock-based compensation. Human resource costs increased primarily due to additional resources needed to support the growth of our business. The decrease in third-party contractor fees was primarily attributable to one-time costs incurred during the three and six months ended June 30, 2013 for the implementation of certain back-office systems as well as our CEO search.
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
Non-GAAP financial measures discussed below exclude the impact of (i) a write-down of acquisition-related deferred revenue; (ii) stock-based compensation expense; (iii) amortization of intangibles from business combinations; (iv) impairment of capitalized software development costs due to business combinations; (v) acquisition-related integration costs; (vi) acquisition-

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

related expenses; (vii) CEO transition costs; and (viii) restructuring costs, because we believe they are not directly related to our operating performance in any particular period, but are for our long-term benefit over multiple periods. We believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business.

	Three months ended June 30,				Six months ended June 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
GAAP revenue	$139.4	$125.5	$13.9	11%	$267.0	$241.1	$25.9	11%

GAAP income from operations	$16.0	$14.3	$1.7	12%	$25.3	$18.9	$6.4	34%
GAAP operating margin	11%	11%			9%	8%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	0.3	(0.3)	(100)%	—	0.9	(0.9)	(100)%
Add: Stock-based compensation expense	4.3	4.7	(0.4)	(9)%	8.0	9.9	(1.9)	(19)%
Add: Amortization of intangibles from business combinations	5.7	6.2	(0.5)	(8)%	11.7	12.4	(0.7)	(6)%
Add: Impairment of capitalized software development costs due to business combinations	0.8	—	0.8	100%	0.8	—	0.8	100%
Add: Acquisition-related integration costs	0.1	0.4	(0.3)	(75)%	0.1	1.2	(1.1)	(92)%
Add: Acquisition-related expenses	0.1	—	0.1	100%	0.1	—	0.1	100%
Add: CEO transition costs	—	0.3	(0.3)	(100)%	0.9	0.6	0.3	50%
Add: Restructuring costs	—	0.2	(0.2)	(100)%	—	3.4	(3.4)	(100)%
Total non-GAAP adjustments	11.0	12.1	(1.1)	(9)%	21.6	28.4	(6.8)	(24)%
Non-GAAP income from operations	$27.0	$26.4	$0.6	2%	$46.9	$47.3	$(0.4)	(1)%
Non-GAAP operating margin(1)	19%	21%			18%	20%

(1)
For purposes of calculating non-GAAP operating margin for the three and six months ended June 30, 2013, non-GAAP revenue includes a write-down of acquisition-related deferred revenue of $0.3 million and $0.9 million, respectively.

The decreases in non-GAAP income from operations and non-GAAP operating margin percentages during the three and six months ended June 30, 2014 when compared to the same periods in 2013 were primarily due to the 2014 incremental operating investments targeted to drive the success of our four primary priorities - accelerating organic revenue growth, optimizing the company's product portfolio, increasing recurring revenue and increasing operating efficiencies. Also contributing to the decreases in non-GAAP operating margin percentages during the three and six months ended June 30, 2014 was a prospective change from net to gross for revenue and costs associated with our payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013. While this change in presentation affected our non-GAAP operating margin percentages, the dollar amounts of non-GAAP income from operations were unaffected.
Restructuring
Restructuring costs consist primarily of severance and termination benefits associated with the realignment of our workforce in response to changes in the nonprofit industry and global economy, as well as the move of most of our San Diego, California operations to our Austin, Texas location. During the three and six months ended June 30, 2013, we incurred approximately $0.2 million and $3.4 million, respectfully, in before-tax restructuring charges related to these activities. We had no restructuring activities during the three and six months ended June 30, 2014.
Interest expense
Interest expense decreased $0.2 million and $0.4 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013 primarily due to the decrease in our debt balance and the related effective interest rate.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(in millions)	Timing of recognition	June 30, 2014	December 31, 2013	Change	% Change
Maintenance	Over the term of the agreement, generally one year	$86.1	$85.2	$0.9	1%
Subscriptions	Over the term of the agreement, generally one to three years	80.6	72.5	8.1	11%
Services	As services are delivered	31.9	32.2	(0.3)	(1)%
License fees and other	Upon delivery of the product or service	1.8	0.7	1.1	157%
Total deferred revenue		200.4	190.6	9.8	5%
Less: Long-term portion		10.2	9.1	1.1	12%
Current portion		$190.2	$181.5	$8.7	5%
To the extent that our customers are billed for our products and services in advance of delivery, we record such amounts in deferred revenue. Deferred revenue attributable to subscriptions increased during the six months ended June 30, 2014 primarily as a result of an increase in sales and a seasonal increase in billings for subscription renewals. Historically, due to the timing of client budget cycles, we have an increase in customer contract renewals in our second quarter as compared to our fourth quarter. We generally invoice our maintenance and subscription customers in annual cycles 30 days prior to the end of the contract term. The increase in deferred revenue from license fees and other during the six months ended June 30, 2014 was primarily due to a seasonal increase in advance registration billings associated with our annual user conference, which occurs in October each year. Deferred revenue from maintenance and services remained relatively unchanged during the six months ended June 30, 2014.
Income tax provision
Our effective income tax rates, including the effects of period-specific events, were:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Effective tax rate	37.7%	47.2%	39.1%	40.3%
The decrease in our effective income tax rate during the three months ended June 30, 2014 when compared to the same period in 2013 was primarily due to a reduction in operating losses of foreign jurisdictions for which we have determined that a related valuation allowance is appropriate.
The decrease in our effective income tax rate during the six months ended June 30, 2014 when compared to the same period in 2013 was primarily due to a reduction in operating losses of foreign jurisdictions for which we have determined that a related valuation allowance is appropriate, partially offset by a decrease in the benefit from research and development credits. The federal and state research and development tax credits, which had previously expired on December 31, 2011, were reinstated as part of the American Taxpayer Relief Act of 2012 enacted in January 2013. This legislation retroactively reinstated and extended the credits from the previous expiration date through December 31, 2013, resulting in a discrete tax benefit attributable to 2012 research and development tax credits of $1.9 million which is included in the six months ended June 30, 2013. No similar legislation was in effect during the six months ended June 30, 2014. Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.
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

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $3.6 million and $3.7 million at June 30, 2014 and December 31, 2013, respectively. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
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
Liquidity and capital resources
At June 30, 2014, cash and cash equivalents totaled $24.8 million, compared to $11.9 million at December 31, 2013. The $13.0 million increase in cash and cash equivalents during the six months ended June 30, 2014, was principally attributable to cash generated from operations of $45.1 million and net proceeds from debt refinancing of $19.6 million, partially offset by the use of net cash of $32.6 million for the acquisition of WhippleHill, the payment of dividends of $11.1 million and cash outlays for purchases of property and equipment and software development costs totaling $9.3 million.
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
We have drawn on our credit facility from time to time to help us meet financial needs, such as business acquisitions and purchases of common stock under our repurchase program. At June 30, 2014, our available borrowing capacity under our credit facility was $147.6 million. We believe our credit facility will provide us with sufficient flexibility to meet our future financial needs. The credit facility matures in February 2019.
At June 30, 2014, the carrying amount of our debt under our credit facility was $172.1 million. Our average daily borrowings during the three and six months ended June 30, 2014 were $175.2 million and $167.7 million, respectively.
Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of June 30, 2014
Net Leverage Ratio	≤ 3.50 to 1.00	1.49 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	21.93 to 1.00
Under our credit facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit facility, and (2) our pro forma net leverage ratio, as set forth in the credit agreement, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At June 30, 2014, we were in compliance with all debt covenants under our credit facility.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

At June 30, 2014, our total cash and cash equivalents balance includes approximately $10.0 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next 12 months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. Our current plans anticipate repatriating undistributed earnings in Canada. We currently do not intend nor anticipate a need to repatriate our other cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $45.1 million increased by $7.6 million during the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to an increase in cash flow from operations associated with working capital. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital increased $6.4 million during the six months ended June 30, 2014 when compared to the same period in 2013. The net working capital increase was primarily due to:

•	an increase in the amount of taxes payable;

•	a change in the timing of payouts for certain bonus plans, from quarterly to annually;

•	fluctuations in the timing of vendor payments; and

•	partially offset by a decrease in the amount of prepaid taxes.
Investing cash flow
During the six months ended June 30, 2014, we used net cash of $32.6 million for the acquisition of WhippleHill compared to $0.9 million spent on investments in acquired companies during the same period in 2013. Cash outlays were $9.3 million for purchases of property and equipment and software development costs during the six months ended June 30, 2014, down from $11.7 million spent during the same period in 2013.
Financing cash flow
During the six months ended June 30, 2014, we received net proceeds of $19.6 million when we refinanced our debt. Also during the six months ended June 30, 2014, we paid dividends of $11.1 million, which was relatively consistent with the amount paid in the comparable period of 2013.
Commitments and contingencies
As of June 30, 2014, we had future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$96.5	$11.5	$21.5	$22.1	$41.4
Debt and interest(2)	191.0	8.6	16.7	165.7	—
Purchase obligations(3)	$15.1	$6.2	$7.2	$1.7	$—
Total	$302.6	$26.3	$45.4	$189.5	$41.4

(1)	Our commitments related to operating leases have not been reduced by incentive payments and reimbursement of leasehold improvements.

(2)
Included in the table above is $17.1 million of interest. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions used in the above table, which include: (i) the 2014

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Term Loan outstanding at June 30, 2014 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) there are no assumed future borrowings on the 2014 Revolving Facility for the purposes of determining minimum commitment amounts.

(3)
We utilize third-party technology in conjunction with our products and services, with contractual arrangements varying in length from one to five years. In certain cases, these arrangements require a minimum annual purchase commitment by us.

As discussed above, in February 2014 we entered into a five-year $325.0 million credit facility and drew $175.0 million in a term loan upon closing, which was used to repay all amounts outstanding under our previous credit facility. The term loan under our credit facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the credit facility in February 2019.
The total liability for uncertain tax positions as of June 30, 2014 and December 31, 2013, was $3.6 million and $3.7 million, respectively. As of June 30, 2014 and December 31, 2013, we had accrued interest and penalties related to tax positions taken on our tax returns of $0.7 million and $0.6 million, respectively.
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
Off-balance sheet arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Foreign currency exchange rates
Approximately 13% of our total net revenue for the six months ended June 30, 2014 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars, and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $1.0 million and $1.1 million as of June 30, 2014 and December 31, 2013, respectfully.
The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars, contracts entered into by our Canadian subsidiary are generally denominated in Canadian dollars, and contracts entered into by our U.K., Australian, Irish and the Netherlands subsidiaries are generally denominated in pounds sterling, Australian dollars, Euros and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the three and six months ended June 30, 2014, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates has had a material impact on our consolidated results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.
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

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Critical accounting policies and estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2014 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Recently adopted accounting pronouncements
Effective January 1, 2014, we adopted Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. An entity should apply ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. We expect the adoption of ASU 2014-09 will impact our consolidated financial statements. We are currently evaluating implementation methods and the extent of the impact that implementation of this standard will have upon adoption.
Item 3. Quantitative and qualitative disclosures about market risk
We have market rate sensitivity for interest rates and foreign currency exchange rates.
Interest rate risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of June 30, 2014, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2013 and June 30, 2014.
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

Blackbaud, Inc.

Changes in internal control over financial reporting
In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) released COSO 2013, an updated version of its Internal Control - Integrated Framework (1992). The COSO 2013 Framework formalizes the principles embedded in the original COSO 1992, incorporates business and operating environment changes over the past two decades, and improves the original 1992 framework’s ease of use and application. Effective January 1, 2014, we transitioned to COSO 2013 and it has not had a significant impact on our underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including internal control over financial reporting and disclosure controls and procedures.
No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Blackbaud, Inc.

PART II. OTHER INFORMATION
Item 2. Unregistered sales of equity securities and use of proceeds
Common stock acquisitions and repurchases
The following table provides information about shares of common stock acquired or repurchased during the three months ended June 30, 2014. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock and restricted stock units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares acquired	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, April 1, 2014				$50,000
April 1, 2014 through April 30, 2014	329	$32.74	$—	$50,000
May 1, 2014 through May 31, 2014	5,372	$32.94	$—	$50,000
June 1, 2014 through June 30, 2014	2,920	$35.48	$—	$50,000
Total	8,621	$33.79	$—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

Item 6. Exhibits

			Incorporation by Reference
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date

10.73	Credit Agreement, dated as of February 28, 2014, by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, SunTrust Bank, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as an Issuing Lender and Syndication Agent, and Regions Bank and Fifth Third Bank as Co-Documentation Agents with SunTrust Robinson Humphrey, Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Fifth Third Bank, as Joint Lead Arrangers and Joint Bookrunners.		8-K	10.73	3/3/2014

10.74	Pledge Agreement, dated as of February 28, 2014, by Blackbaud and Convio in favor of SunTrust Bank, as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein.		8-K	10.74	3/3/2014

10.75	Guaranty Agreement, dated as of February 28, 2014, by Convio in favor of SunTrust Bank, as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein.		8-K	10.75	3/3/2014

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Blackbaud, Inc.

Incorporation by Reference
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	August 6, 2014	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2014	By:	/s/ Anthony W. Boor
Anthony W. Boor
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)