Form 10-Q
period 2014-09-30
BLACKBAUD INC
filed 2014-11-05
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
YES  ☐  NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of October 28, 2014 was 46,290,675.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$53,960	$11,889
Donor restricted cash	50,075	107,362
Accounts receivable, net of allowance of $4,381 and $5,613 at September 30, 2014 and December 31, 2013, respectively	69,194	66,969
Prepaid expenses and other current assets	30,800	30,115
Deferred tax asset, current portion	6,807	13,434
Total current assets	210,836	229,769
Property and equipment, net	48,014	49,550
Goodwill	274,065	264,599
Intangible assets, net	147,422	143,441
Other assets	22,647	19,251
Total assets	$702,984	$706,610
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$13,346	$10,244
Accrued expenses and other current liabilities	42,938	40,443
Donations payable	50,075	107,362
Debt, current portion	4,372	17,158
Deferred revenue, current portion	195,319	181,475
Total current liabilities	306,050	356,682
Debt, net of current portion	166,771	135,750
Deferred tax liability	30,447	36,880
Deferred revenue, net of current portion	9,440	9,099
Other liabilities	6,140	6,655
Total liabilities	518,848	545,066
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 55,891,319 and 55,699,817 shares issued at September 30, 2014 and December 31, 2013, respectively	56	56
Additional paid-in capital	237,152	220,763
Treasury stock, at cost; 9,603,149 and 9,573,102 shares at September 30, 2014 and December 31, 2013, respectively	(184,299)	(183,288)
Accumulated other comprehensive loss	(1,061)	(1,385)
Retained earnings	132,288	125,398
Total stockholders’ equity	184,136	161,544
Total liabilities and stockholders’ equity	$702,984	$706,610
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of comprehensive income
(Unaudited)

(in thousands, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
License fees	$2,747	$3,831	$11,195	$12,801
Subscriptions	67,043	52,034	190,296	151,754
Services	35,843	35,411	95,768	95,617
Maintenance	36,821	34,722	109,000	102,992
Other revenue	2,144	1,856	5,349	5,781
Total revenue	144,598	127,854	411,608	368,945
Cost of revenue
Cost of license fees	376	492	1,403	1,860
Cost of subscriptions	33,257	21,482	95,130	63,470
Cost of services	27,111	26,121	78,914	78,023
Cost of maintenance	6,147	6,653	17,544	19,088
Cost of other revenue	1,257	1,366	3,183	3,864
Total cost of revenue	68,148	56,114	196,174	166,305
Gross profit	76,450	71,740	215,434	202,640
Operating expenses
Sales and marketing	27,098	23,833	78,647	72,648
Research and development	19,707	16,547	54,265	49,459
General and administrative	15,519	12,628	42,118	38,219
Restructuring	—	110	—	3,466
Amortization	624	614	1,629	1,928
Total operating expenses	62,948	53,732	176,659	165,720
Income from operations	13,502	18,008	38,775	36,920
Interest income	17	16	46	53
Interest expense	(1,272)	(1,394)	(4,059)	(4,585)
Loss on debt extinguishment and termination of derivative instruments (see Notes 10 and 11)	—	—	(996)	—
Other income (expense), net	29	(140)	18	(346)
Income before provision for income taxes	12,276	16,490	33,784	32,042
Income tax provision	1,896	7,097	10,310	13,360
Net income	$10,380	$9,393	$23,474	$18,682
Earnings per share
Basic	$0.23	$0.21	$0.52	$0.42
Diluted	$0.23	$0.21	$0.51	$0.41
Common shares and equivalents outstanding
Basic weighted average shares	45,196,277	44,735,425	45,160,434	44,583,623
Diluted weighted average shares	45,883,570	45,569,275	45,704,157	45,332,617
Dividends per share	$0.12	$0.12	$0.36	$0.36
Other comprehensive income (loss)
Foreign currency translation adjustment	(232)	94	(62)	113
Unrealized gain (loss) on derivative instruments, net of tax	468	(97)	386	451
Total other comprehensive income (loss)	236	(3)	324	564
Comprehensive income	$10,616	$9,390	$23,798	$19,246
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities
Net income	$23,474	$18,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,586	32,085
Provision for doubtful accounts and sales returns	3,837	1,072
Stock-based compensation expense	12,492	12,968
Excess tax benefits from stock-based compensation	(3,762)	—
Deferred taxes	86	9,192
Impairment of capitalized software development costs due to business combination	775	—
Amortization of deferred financing costs and discount	524	720
Loss on debt extinguishment and termination of derivative instruments	996	—
Other non-cash adjustments	1,672	210
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	(1,261)	3,203
Prepaid expenses and other assets	(255)	10,092
Trade accounts payable	939	(1,466)
Accrued expenses and other liabilities	2,902	(18,643)
Donor restricted cash	57,059	26,626
Donations payable	(57,059)	(26,626)
Deferred revenue	10,487	9,855
Net cash provided by operating activities	85,492	77,970
Cash flows from investing activities
Purchase of property and equipment	(8,317)	(13,407)
Purchase of net assets of acquired companies, net of cash acquired	(33,275)	(876)
Capitalized software development costs	(6,287)	(2,371)
Net cash used in investing activities	(47,879)	(16,654)
Cash flows from financing activities
Proceeds from issuance of debt	201,000	63,100
Payments on debt	(181,095)	(104,900)
Debt issuance costs	(2,484)	—
Proceeds from exercise of stock options	182	335
Excess tax benefits from stock-based compensation	3,762	—
Dividend payments to stockholders	(16,631)	(16,458)
Net cash provided by (used in) financing activities	4,734	(57,923)
Effect of exchange rate on cash and cash equivalents	(276)	(205)
Net increase in cash and cash equivalents	42,071	3,188
Cash and cash equivalents, beginning of period	11,889	13,491
Cash and cash equivalents, end of period	$53,960	$16,679
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders’ equity
(Unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2012	54,859,604	$55	$203,638	$(170,898)	$(1,973)	$116,862	$147,684
Net income	—	—	—	—	—	30,472	30,472
Payment of dividends	—	—	—	—	—	(22,081)	(22,081)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	609,500	—	385	—	—	—	385
Surrender of 363,731 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(12,390)	—	—	(12,390)
Tax impact of exercise of equity-based compensation	—	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	16,765	—	—	145	16,910
Restricted stock grants	458,462	1	—	—	—	—	1
Restricted stock cancellations	(227,749)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	588	—	588
Balance at December 31, 2013	55,699,817	$56	$220,763	$(183,288)	$(1,385)	$125,398	$161,544
Net income	—	—	—	—	—	23,474	23,474
Payment of dividends	—	—	—	—	—	(16,631)	(16,631)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	87,927	—	182	—	—	—	182
Surrender of 30,047 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(1,011)	—	—	(1,011)
Tax impact of exercise of equity-based compensation	—	—	3,762	—	—	—	3,762
Stock-based compensation	—	—	12,445	—	—	47	12,492
Restricted stock grants	178,472	—	—	—	—	—	—
Restricted stock cancellations	(74,897)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	324	—	324
Balance at September 30, 2014	55,891,319	$56	$237,152	$(184,299)	$(1,061)	$132,288	$184,136
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We provide software and services for the nonprofit, charitable giving and education communities. Our offerings include a full spectrum of cloud-based and on-premise solutions, and related services for organizations of all sizes, including nonprofit fundraising and relationship management, marketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility, education and other solutions. As of September 30, 2014, we had more than 30,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare, as well as international affairs.
2. Summary of significant accounting policies
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, and other forms filed with the SEC from time to time.
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
3. Business combinations
WhippleHill
On June 16, 2014, we acquired all of the outstanding stock of WhippleHill Communications, Inc. (“WhippleHill”), a privately held company based in New Hampshire, for $35.0 million in cash, subject to certain adjustments set forth in the stock purchase agreement. WhippleHill is a leading provider of cloud-based solutions designed exclusively to serve K12 private schools. The acquisition of WhippleHill expanded our offerings in the K12 technology sector. The operating results of WhippleHill have been included in our consolidated financial statements from the date of acquisition. From the date of acquisition through September 30, 2014, WhippleHill's total revenue was $2.5 million and cost of revenue was $1.6 million. Acquisition-related costs of $0.1 million, which primarily consisted of legal and financial advisory services, were expensed as incurred in general and administrative expense during the three and nine months ended September 30, 2014.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We recorded $22.2 million of finite-lived intangible assets, $9.6 million of goodwill ($9.3 million of which is deductible for income tax purposes) and $3.2 million of net tangible assets acquired and liabilities assumed associated with this acquisition based on our preliminary determination of estimated fair values. The estimated fair values of the finite-lived intangible assets were based on variations of the income approach which estimates fair value based upon the present value of cash flows that the assets are expected to generate and which included the relief-from-royalty method, incremental cash flow method and excess earnings method. Included in net tangible assets acquired and liabilities assumed was $5.1 million of acquired accounts receivable, for which fair value was estimated to approximate the contractual value. The assets and liabilities recorded for the acquisition of WhippleHill were based on preliminary valuations and the estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of WhippleHill, all of which was assigned to our General Markets Business Unit reporting segment. During the three months ended September 30, 2014, we recorded measurement period adjustments to the estimated fair values of the acquired technology and customer relationships assets based on our updated assumptions. These adjustments resulted in an increase in acquired technology and customer relationships of $2.8 million and $0.4 million, respectively, with the corresponding offsets to estimated goodwill.
The acquisition resulted in the identification of the following identifiable finite-lived intangible assets:

	Intangible assets acquired	Weighted average amortization period
	(in thousands)	(in years)
Customer relationships	$11,300	10
Acquired technology	8,500	6
Trade names	2,300	8
Non-compete agreements	100	3
	$22,200
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013
Numerator:
Net income, as reported	$10,380	$9,393	$23,474	$18,682
Denominator:
Weighted average common shares	45,196,277	44,735,425	45,160,434	44,583,623
Add effect of dilutive securities:
Employee stock-based compensation	687,293	833,850	543,723	748,994
Weighted average common shares assuming dilution	45,883,570	45,569,275	45,704,157	45,332,617
Earnings per share:
Basic	$0.23	$0.21	$0.52	$0.42
Diluted	$0.23	$0.21	$0.51	$0.41

The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Shares excluded from calculations of diluted earnings per share	—	44,728	347,178	56,604
5. Fair value measurements
Recurring fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of:

	Fair value measurement using
(in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of September 30, 2014
Financial assets:
Derivative instruments(1)	$—	$214	$—	$214
Total financial assets	$—	$214	$—	$214

Fair value as of December 31, 2013
Financial liabilities:
Derivative instruments(1)	$—	$427	$—	$427
Total financial liabilities	$—	$427	$—	$427

(1)
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We believe the carrying amounts of our cash and cash equivalents, donor restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and donations payable approximate their fair values at September 30, 2014 and December 31, 2013, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at September 30, 2014 and December 31, 2013, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, it is classified within Level 2 of the fair value hierarchy.

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. In the event of an impairment, we determine the fair value of the goodwill and intangible assets using a discounted cash flow approach, which contains significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.
There were no non-recurring fair value adjustments recorded during the nine months ended September 30, 2014 or 2013, except for certain business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date from updated estimates and assumptions during the measurement period. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.
6. Goodwill and other intangible assets
The change in goodwill for each reportable segment (as defined in Note 16) during the nine months ended September 30, 2014, consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Target Analytics	Other	Total
Balance at December 31, 2013	$147,828	$74,956	$6,542	$33,177	$2,096	$264,599
Additions related to business combinations	—	9,561	—	—	—	9,561
Adjustments related to prior year business combinations	—	—	140	—	—	140
Effect of foreign currency translation	—	—	(235)	—	—	(235)
Balance at September 30, 2014	$147,828	$84,517	$6,447	$33,177	$2,096	$274,065

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Amortization expense
Amortization expense related to finite-lived intangible assets acquired in business combinations is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on the revenue stream to which the asset contributes. The following table summarizes amortization expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Included in cost of revenue:
Cost of license fees	$88	$87	$262	$334
Cost of subscriptions	4,721	4,657	13,715	13,968
Cost of services	768	631	2,100	1,897
Cost of maintenance	114	114	344	342
Cost of other revenue	19	19	56	57
Total included in cost of revenue	5,710	5,508	16,477	16,598
Included in operating expenses	624	614	1,629	1,928
Total	$6,334	$6,122	$18,106	$18,526

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of September 30, 2014:

Year ending December 31,	Amortization
(in thousands)	expense
2014 - remaining	$6,206
2015	25,672
2016	25,379
2017	22,673
2018	21,064
Total	$100,994
7. Prepaid expenses and other assets
Prepaid expenses and other assets consisted of the following as of:

(in thousands)	September 30, 2014	December 31, 2013
Deferred sales commissions	$20,132	$20,088
Prepaid software maintenance	9,785	6,875
Deferred professional services costs	6,026	7,445
Software development costs	7,889	4,172
Prepaid royalties	3,275	3,322
Other assets	6,340	7,464
Total prepaid expenses and other assets	53,447	49,366
Less: Long-term portion	22,647	19,251
Total prepaid expenses and other current assets	$30,800	$30,115

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

8. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following as of:

(in thousands)	September 30, 2014	December 31, 2013
Taxes payable	$5,105	$5,430
Accrued commissions and salaries	5,007	7,127
Accrued bonuses	13,997	9,258
Lease incentive obligations	4,128	2,636
Deferred rent liabilities	3,869	2,706
Customer credit balances	2,537	3,281
Unrecognized tax benefit	2,687	3,698
Other liabilities	11,748	12,962
Total accrued expenses and other liabilities	49,078	47,098
Less: Long-term portion	6,140	6,655
Total accrued expenses and other current liabilities	$42,938	$40,443
9. Deferred revenue
Deferred revenue consisted of the following as of:

(in thousands)	September 30, 2014	December 31, 2013
Maintenance	$85,963	$85,219
Subscriptions	85,977	72,480
Services	30,275	32,153
License fees and other	2,544	722
Total deferred revenue	204,759	190,574
Less: Long-term portion	9,440	9,099
Deferred revenue, current portion	$195,319	$181,475
10. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(in thousands, except percentages)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Credit facility:
Revolving credit loans	$—	$70,408	—%	1.95%
Term loans	172,813	82,500	2.15%	2.39%
Total debt	172,813	152,908	2.15%	2.14%
Less: Unamortized debt discount	1,670	—
Less: Debt, current portion	4,372	17,158	1.49%	2.39%
Debt, net of current portion	$166,771	$135,750	2.17%	2.11%

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We were previously party to a $325.0 million five-year credit facility entered into during February 2012. The credit facility included: a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans (the “2012 Revolving Facility”) and a delayed draw term loan (the “2012 Term Loan”) together, (the “2012 Credit Facility”).
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
Certain participants of the 2012 Term Loan participated in the 2014 Term Loan and the change in the present value of our future cash flows to these participants under the 2012 Term Loan and under the 2014 Term Loan was less than 10%. Accordingly, we accounted for the refinancing event for these participants as a debt modification. Certain participants of the 2012 Term Loan did not participate in the 2014 Term Loan. Accordingly, we accounted for the refinancing event for these participants as a debt extinguishment. Certain participants of the 2012 Revolving Facility participated in the 2014 Revolving Facility and provided increased borrowing capacities. Accordingly, we accounted for the refinancing event for these participants as a debt modification. Certain participants of the 2012 Revolving Facility did not participate in the 2014 Revolving Facility. Accordingly, we accounted for the refinancing event for these participants as a debt extinguishment.
We recorded a $0.4 million loss on debt extinguishment related to the write-off of deferred financing costs for the portions of the 2012 Credit Facility considered to be extinguished. This loss was recognized in the consolidated statements of comprehensive income within loss on debt extinguishment and termination of derivative instruments.
In connection with our entry into the 2014 Credit Facility, we paid $2.5 million in financing costs, of which $1.1 million were capitalized and, together with a portion of the unamortized deferred financing costs from the 2012 Credit Facility and prior facilities, are being amortized into interest expense over the term of the new facility using the effective interest method. As of September 30, 2014 and December 31, 2013, deferred financing costs totaling $1.5 million and $1.9 million, respectively, were included in other assets on the consolidated balance sheet.
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
We also pay a quarterly commitment fee on the unused portion of the 2014 Revolving Facility from 0.15% to 0.225% per annum, depending on our net leverage ratio. At September 30, 2014, the commitment fee was 0.200%.
The term loan under the 2014 Credit Facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2014 Credit Facility.
The 2014 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At September 30, 2014, we were in compliance with our debt covenants under the 2014 Credit Facility.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

As of September 30, 2014, the required annual maturities related to the 2014 Credit Facility were as follows:

Year ending December 31, (in thousands)	Annual maturities
2014 - remaining	$1,094
2015	4,375
2016	4,375
2017	4,375
2018	4,375
Thereafter	154,219
Total required maturities	$172,813
11. Derivative instruments
We use derivative instruments to manage interest rate risk. In February 2014, in connection with the refinancing of our debt, we terminated the two interest rate swap agreements associated with the 2012 Credit Facility. As part of the settlement of our swap liabilities, we recorded a loss of $0.6 million, which was recognized in the consolidated statements of comprehensive income within loss on debt extinguishment and termination of derivative instruments and resulted in a recognized tax benefit of $0.2 million.
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
The fair values of our derivative instruments were as follows as of:

(in thousands)	Balance sheet location	September 30, 2014	December 31, 2013
Derivative instruments designated as hedging instruments:
Interest rate swap, long-term portion	Other assets	214	—
Total derivative instruments designated as hedging instruments		$214	$—
		September 30, 2014	December 31, 2013
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$—	$46
Interest rate swaps, long-term portion	Other liabilities	—	381
Total derivative instruments designated as hedging instruments		$—	$427

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of loss reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
	September 30, 2014		Three months ended September 30,	Nine months ended September 30,
(in thousands)			2014	2014
Interest rate swaps	$214	Interest expense	$(318)	$(848)
Interest rate swaps	—	Loss on debt extinguishment and termination of derivative instruments	—	(587)
Total	$214		$(318)	$(1,435)

	September 30, 2013		Three months ended September 30,	Nine months ended September 30,
			2013	2013
Interest rate swaps	$(557)	Interest expense	$(203)	$(592)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. There were no ineffective portions of our interest rate swap derivatives during the three and nine months ended September 30, 2014 and 2013. See Note 15 for a summary of other changes in accumulated other comprehensive income (loss) by component.
12. Commitments and contingencies
Leases
We lease our headquarters facility under a 15-year lease agreement which was entered into in October 2008, and has two five-year renewal options. The current annual base rent of the lease is $4.1 million, payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year.
We have a lease for office space in Austin, Texas which terminates on September 30, 2023, and has two five-year renewal options. Under the terms of the lease, we will increase our leased space by approximately 20,000 square feet on July 31, 2016. The current annual base rent of the lease is $2.2 million. The base rent escalates annually between 2% and 4% based on the terms of the agreement. The rent expense is recorded on a straight-line basis over the length of the lease term. At September 30, 2014, we had a standby letter of credit of $2.0 million for a security deposit for this lease.
We have provisions in our leases that entitle us to aggregate remaining leasehold improvement allowances of $5.6 million. These amounts are being recorded as a reduction to rent expense ratably over the terms of the leases. Rent expense was reduced related to these lease provisions by $0.2 million and $0.1 million during the three months ended September 30, 2014 and 2013, respectively, and $0.5 million and $0.4 million during the nine months ended September 30, 2014 and 2013, respectively. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.
We have also received, and expect to receive through 2016, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense upon receipt and were $0.5 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Total rent expense was $2.3 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively, and $6.9 million and $6.7 million for the nine months ended September 30, 2014 and 2013, respectively.
As of September 30, 2014, the future minimum lease commitments related to lease agreements, net of related lease incentives, were as follows:

Year ending December 31,	Operating
(in thousands)	leases
2014 – remaining	$2,794
2015	10,438
2016	9,861
2017	10,132
2018	10,338
Thereafter	44,138
Total minimum lease payments	$87,701
Other commitments
As discussed in Note 10 of these consolidated financial statements, the term loans under the 2014 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019.
We utilize third-party technology in conjunction with our products and services, with contractual arrangements varying in length from one to five years. In certain cases, these arrangements require a minimum annual purchase commitment. As of September 30, 2014, the remaining aggregate minimum purchase commitment under these arrangements was approximately $14.8 million through 2018. We incurred expense under these arrangements of $1.7 million and $5.4 million for the three and nine months ended September 30, 2014, respectively.
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
13. Income taxes
Our effective income tax rates including the effects of period-specific events, were:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Effective tax rate	15.4%	43.0%	30.5%	41.7%
The decrease in our effective income tax rates during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 was primarily due to discrete tax benefits of $1.6 million from statute of limitations expiration, $1.0 million from a reduction in the state income tax effective rate in the U.S., and an insignificant increase in certain foreign research credits. The decrease in the effective tax rate during the nine months ended September 30, 2014 was also favorably impacted by a reduction in operating losses of foreign jurisdictions for which we have determined that a related valuation allowance is appropriate.
The decrease in our effective income tax rates during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 was partially offset by a decrease in the benefit from research and development credits. The U.S. federal and state research and development tax credits, which had previously expired on December 31, 2011, were reinstated as

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

part of the American Taxpayer Relief Act of 2012 enacted in January 2013. This legislation retroactively reinstated and extended the credits from the previous expiration date through December 31, 2013, resulting in a discrete tax benefit in the first quarter of 2013 of $1.9 million. No similar legislation providing an extension for prior period credits was in effect during the three and nine months ended September 30, 2014. Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.
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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.5 million and $3.7 million at September 30, 2014 and December 31, 2013, respectively. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
14. Stock-based compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Included in cost of revenue:
Cost of subscriptions	$192	$340	$556	$755
Cost of services	529	468	1,653	1,905
Cost of maintenance	161	100	502	356
Total included in cost of revenue	882	908	2,711	3,016
Included in operating expenses:
Sales and marketing	562	512	1,621	1,755
Research and development	762	762	2,186	2,977
General and administrative	2,242	890	5,974	5,220
Total included in operating expenses	3,566	2,164	9,781	9,952
Total	$4,448	$3,072	$12,492	$12,968
15. Stockholders’ equity
Dividends
In February 2014, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the nine months ended September 30, 2014.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2014	$0.12	February 28	March 14
April 2014	$0.12	May 28	June 13
July 2014	$0.12	August 28	September 15

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

In October 2014, our Board of Directors declared a fourth quarter dividend of $0.12 per share payable on December 15, 2014 to stockholders of record on November 28, 2014.
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Accumulated other comprehensive loss, beginning of period	$(1,297)	$(1,406)	$(1,385)	$(1,973)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive loss balance, beginning of period	$(337)	$(243)	$(255)	$(791)
Other comprehensive income (loss) before reclassifications, net of tax effects of $(175), $141, $313 and $(57)	273	(221)	(482)	89
Amounts reclassified from accumulated other comprehensive loss to interest expense	318	203	848	592
Amounts reclassified from accumulated other comprehensive loss to loss on debt extinguishment and termination of derivative instruments	—	—	587	—
Tax benefit included in provision for income taxes	(123)	(79)	(567)	(230)
Total amounts reclassified from accumulated other comprehensive loss	195	124	868	362
Net current-period other comprehensive income (loss)	468	(97)	386	451
Accumulated other comprehensive income (loss) balance, end of period	$131	$(340)	$131	$(340)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(960)	$(1,163)	$(1,130)	$(1,182)
Translation adjustments	(232)	94	(62)	113
Accumulated other comprehensive loss balance, end of period	(1,192)	(1,069)	(1,192)	(1,069)
Accumulated other comprehensive loss, end of period	$(1,061)	$(1,409)	$(1,061)	$(1,409)
16. Segment information
As of September 30, 2014, our reportable segments were the Enterprise Customer Business Unit (the “ECBU”), the General Markets Business Unit, (the “GMBU”), the International Business Unit (the “IBU”), and Target Analytics. Following is a description of each reportable segment:

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
Summarized reportable segment financial results, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue by segment:
ECBU	$53,003	$49,287	$157,242	$143,241
GMBU	66,092	55,753	186,942	164,695
IBU	12,619	10,781	35,383	30,807
Target Analytics	12,923	12,039	32,017	30,165
Other(1)	(39)	(6)	24	37
Total revenue	$144,598	$127,854	$411,608	$368,945
Segment operating income(2):
ECBU	$27,551	$26,685	$96,010	$76,823
GMBU	33,274	32,985	114,149	98,532
IBU	1,418	2,904	4,591	6,142
Target Analytics	6,760	6,311	16,580	13,222
Other(1)	1,947	46	3,959	336
	70,950	68,931	235,289	195,055
Less:
Corporate unallocated costs(3)	46,666	41,729	165,916	126,641
Stock-based compensation costs	4,448	3,072	12,492	12,968
Amortization expense	6,334	6,122	18,106	18,526
Interest expense, net	1,255	1,378	4,013	4,532
Loss on debt extinguishment and termination of derivative instruments	—	—	996	—
Other (income) expense, net	(29)	140	(18)	346
Income before provision for income taxes	$12,276	$16,490	$33,784	$32,042

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.

(2)	Segment operating income includes direct, controllable costs related to the sale of products and services by the reportable segment.

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.
17. Restructuring
During 2012, in an effort to consolidate our operating locations, we decided not to renew our lease for office space in San Diego, CA, which matured on June 30, 2013. As a result, we initiated a plan to transition most of our operations based in San Diego, CA to our Austin, TX location, which we substantially completed in June 2013 when the lease matured. We incurred $0.1 million and $0.3 million in before-tax restructuring charges related to our San Diego office transition during the three and nine months ended September 30, 2013, respectively.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

In January 2013, we implemented a realignment of our workforce in response to changes in the nonprofit industry and global economy. The realignment included a reduction in workforce of approximately 135 positions. The cost associated with this realignment was substantially incurred during the first nine months of 2013. We incurred $3.2 million in before-tax restructuring charges related to the realignment of our workforce during the nine months ended September 30, 2013. The charges incurred during the three months ended September 30, 2013 were insignificant.
18. Subsequent events
MicroEdge acquisition
On October 1, 2014, we completed our acquisition of all of the outstanding equity, including all voting equity interests of MicroEdge Holdings, LLC (“MicroEdge”), pursuant to the purchase agreement dated August 30, 2014. MicroEdge is a provider of high-performance solutions that enable the worldwide giving community to organize, simplify and measure their acts of charitable giving. The acquisition of MicroEdge expands our offerings in the philanthropic giving sector with MicroEdge’s comprehensive technology solutions for grant-making, corporate social responsibility and foundation management. We acquired MicroEdge for an aggregate purchase price of $160 million in cash, subject to certain adjustments set forth in the purchase agreement. As a result of the acquisition, MicroEdge has become a wholly-owned subsidiary of ours. We will include the operating results of MicroEdge in our consolidated financial statements from the date of acquisition within ECBU. During the three months ended September 30, 2014, we incurred $1.0 million of acquisition-related costs associated with the acquisition of MicroEdge, which were recorded in general and administrative expense. Due to the timing of the transaction, the initial accounting for this acquisition, including the measurement of assets acquired, liabilities assumed and goodwill, is not complete and is pending detailed analyses of the facts and circumstances that existed as of the acquisition date.
We financed the acquisition of MicroEdge through cash on hand and borrowings under the 2014 Credit Facility. As previously disclosed, in February 2014, we entered into the 2014 Credit Facility in an aggregate principal amount of $325 million, with a right to increase the revolving commitments and/or request additional term loans in a principal amount of up to $200 million. On October 1, 2014, we exercised our right, and certain lenders agreed, to increase the revolving credit commitments by $100 million such that currently and for the period commencing October 1, 2014, the aggregate revolving credit commitments are $250 million. The additional revolving credit commitments have the same terms as the existing revolving credit commitments.
On October 1, 2014, we drew down $140 million in revolving credit commitments under the 2014 Credit Facility to finance the acquisition of MicroEdge. Following the draw down, approximately $142 million was outstanding under the revolving credit commitments and approximately $108 million was available for future borrowings. Following the closing of the MicroEdge transaction on October 1, 2014, the principal amount outstanding on the term loan was approximately $173 million, resulting in a total amount outstanding on our letters of credit, revolving credit loans and term loan of approximately $315 million after the acquisition.
Entry into interest rate swap agreement
In October 2014, we entered into a new interest rate swap agreement, which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the swap agreement. The initial notional value of the new swap agreement was $75.0 million with an effective date beginning in October 2014. In September 2015, the notional value of the swap agreement will decrease to $50.0 million for the remaining term through June 2016. We designated the swap agreement as a cash flow hedge at the inception of the contract.

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
Executive summary
We provide software and services for the nonprofit, charitable giving and education communities. Our offerings include a full spectrum of cloud-based and on-premise solutions, and related services for organizations of all sizes, including nonprofit fundraising and relationship management, marketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility, eduction and other solutions. We continue to make investments in our product portfolio and go-to-market organization to ensure we are properly positioned to benefit from shifts in the market, including demand for our subscription-based offerings. As of September 30, 2014, we had more than 30,000 active customers distributed across multiple verticals within the nonprofit market including education, foundations, health and human services, religion, arts and cultural, public and societal benefits, environment and animal welfare, as well as international affairs.
We derive revenue from charging subscription fees for the use of our cloud-based solutions, selling perpetual licenses and providing a broad offering of services, including consulting, training, installation and implementation services, as well as ongoing customer support and maintenance. Furthermore, we derive revenue from providing hosting services, performing donor prospect research engagements, selling lists of potential donors, providing transaction and payment processing services, benchmarking studies and data modeling services. We have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing product portfolio and the sale of these services to new and existing customers.
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
During the third quarter of 2014, we remained focused on our strategy for growth including accelerating organic revenue growth; accelerating subscriptions revenue growth from cloud-based solutions including further integration of our suite of solutions; expanding our total addressable market; optimizing our back-office infrastructure through the rollout of new internal systems and programs focused on operational excellence; and implementing a three-year margin improvement plan. We also continued to drive the integration of WhippleHill Communications, Inc.'s (“WhippleHill”) operations.
Total revenue for the three and nine months ended September 30, 2014 increased by approximately 13% and 12%, respectively, when compared to the same periods in 2013. When removing the impact attributable to the change in presentation referenced above and incremental revenue from WhippleHill, revenue increased 5% for the three and nine months ended September 30, 2014 when compared to the same periods in 2013. These increases were primarily the result of growth in demand for our cloud-based and hosted fundraising solutions as our business continues to shift towards subscription-based offerings. Increases in the volume of transactions for which we process payments as well as variable transactions associated with the use of our solutions to fundraise online added to the increases in subscriptions revenue.
Income from operations for the three months ended September 30, 2014 decreased by $4.5 million when compared to the same period in 2013. The decrease in income from operations was primarily attributable to the 2014 incremental operating investments targeted to drive the success of our four primary priorities: accelerating organic growth, optimizing our product portfolio, increasing recurring revenue and increasing operating efficiencies. Also contributing to the decrease in income from operations for the three months ended September 30, 2014 compared to the same period in 2013 were increases in stock-based compensation, acquisition-related expenses. The increase in stock-based compensation was primarily attributable to the

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

forfeiture of certain equity-based awards upon the departure of our former CEO in August 2013, the impact of which was included in the 2013 period. The increase in acquisition-related expenses was due to our acquisition of MicroEdge Holdings, LLC (“MicroEdge”), which was completed on October 1, 2014. These unfavorable impacts on income from operations were partially offset by an increase in demand for our subscription-based fundraising offerings, an increase in the volume of transactions for which we process payments and an increase in transaction-based usage revenue.
Income from operations for the nine months ended September 30, 2014 increased by $1.9 million when compared to the same period in 2013. The increase in income from operations was primarily attributable to an increase in demand for our subscription-based fundraising offerings, an increase in the volume of transactions for which we process payments and an increase in transaction-based usage revenue. Also contributing to the increase in income from operations for the nine months ended September 30, 2014 compared to the same period in 2013 was a decrease in restructuring costs. These favorable impacts on income from operations were partially offset by the 2014 incremental operating investments targeted to drive the success of our growth strategy referenced above.
At September 30, 2014, our cash and cash equivalents were $54.0 million. During the nine months ended September 30, 2014, we generated $85.5 million in cash flow from operations, received $19.6 million in net proceeds from debt refinancing, used net cash of $32.6 million for the acquisition of WhippleHill, returned $16.6 million to stockholders by way of dividends and had cash outlays of $14.6 million for purchases of property and equipment and software development costs.
We plan to further increase our focus on subscription-based offerings and expand our payment processing and analytics services as we execute on our key growth initiatives and strengthen our leadership position, while achieving our targeted level of profitability. In the near term, we anticipate that there will continue to be an impact on our profitability as we invest in our product portfolio to meet demand for our subscription offerings and shift away from a perpetual license-based model, with upfront revenue recognition, to a subscription-based model, with recognition of revenue occurring ratably over the subscription term. In the near term, we also anticipate that there will continue to be an impact from our payment processing services on our overall gross margin percentage as growth in the volume of transactions where we provide payment processing services is expected to exceed the growth of certain other product and service offerings.
We also plan to continue to invest in our product, sales and marketing organizations and our back-office processes as well as the infrastructure that supports our subscription-based offerings and certain product development initiatives to achieve optimal scalability of our operations as we execute on our key growth initiatives.
MicroEdge acquisition
On October 1, 2014, we completed our acquisition of MicroEdge, pursuant to the purchase agreement dated August 30, 2014. MicroEdge is a provider of high-performance solutions that enable the worldwide giving community to organize, simplify and measure their acts of charitable giving. The acquisition of MicroEdge expands our offerings in the philanthropic giving sector with MicroEdge’s comprehensive technology solutions for grant-making, corporate social responsibility and foundation management. We acquired MicroEdge for an aggregate purchase price of $160 million in cash, subject to certain adjustments set forth in the purchase agreement. As a result of the acquisition, MicroEdge has become a wholly-owned subsidiary of ours. We financed the acquisition with cash on hand and borrowings of $140 million under the 2014 Credit Facility.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Comparison of the three and nine months ended September 30, 2014 and 2013
Results of operations
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations for the three and nine months ended September 30, 2014 and 2013. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations due to the inclusion of acquired companies.
We acquired WhippleHill on June 16, 2014. From the date of acquisition through September 30, 2014, WhippleHill's total revenue was $2.5 million and cost of revenue was $1.6 million. Results of operations of MicroEdge are not included since the acquisition was completed on October 1, 2014. See Note 18 for a summary of the MicroEdge acquisition.
Revenue by segment

	Three months ended September 30,					Nine months ended September 30,
(in millions)	2014		2013	Change	% Change	2014		2013	Change	% Change
ECBU	$53.0	(1)	$49.3	$3.7	8%	$157.2	(1)	$143.2	$14.0	10%
GMBU	66.1	(1)(2)	55.8	10.3	18%	187.0	(1)(2)	164.7	22.3	14%
IBU	12.6	(1)	10.8	1.8	17%	35.4	(1)	30.8	4.6	15%
Target Analytics	12.9		12.0	0.9	8%	32.0		30.2	1.8	6%
Other	—		—	—	—%	—		—	—	100%
Total revenue	$144.6		$127.9	$16.7	13%	$411.6		$368.9	$42.7	12%

(1)
Included in ECBU, GMBU and IBU revenue for the three months ended September 30, 2014 was $2.1 million, $4.8 million and $0.6 million, respectively, attributable to the prospective change in presentation from net to gross for revenue and costs associated with certain payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013. Included in ECBU, GMBU and IBU revenue for the nine months ended September 30, 2014 was $6.8 million, $13.2 million and $1.1 million, respectively, attributable to this same presentation change.

(2)	Included in GMBU revenue for the three and nine months ended September 30, 2014 was $2.2 million and $2.5 million, respectively, attributable to the inclusion of WhippleHill.

The increases in revenue for ECBU, GMBU and IBU during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 were primarily attributable to growth in subscriptions revenue. The growth in subscriptions resulted from an increase in demand for our cloud-based and hosted fundraising offerings, an increase in the volume of transactions for which we process payments and an increase in usage-based transaction revenue. Also contributing to the growth in ECBU, GMBU and IBU revenue were increases in maintenance revenue primarily from new customers associated with new license agreements and increases in contracts with existing customers.

Target Analytics revenue increased during the three months ended September 30, 2014 when compared to the same period in 2013 primarily as a result of an increase in demand for, and subsequent deliveries of, our donor prospect research services. Also contributing to the increase in Target Analytics revenue during the three months ended September 30, 2014 was the continued increase in demand for our subscription-based analytic service offerings. The growth in Target Analytics revenue during the nine months ended September 30, 2014 when compared to the same period in 2013 was primarily the result of the trend of increased demand for our subscription-based analytic service offerings. We anticipate incremental growth in this area as demand continues to increase and as we continue to integrate these services into certain of our other subscription and service offerings.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Operating results
Subscriptions

	Three months ended September 30,					Nine months ended September 30,
(in millions)	2014		2013	Change	% Change	2014		2013	Change	% Change
Subscriptions revenue	$67.0	(1)(2)	$52.0	$15.0	29%	$190.3	(1)(3)	$151.8	$38.5	25%
Cost of subscriptions	33.3	(1)(2)	21.5	11.8	55%	95.1	(1)(3)	63.5	31.6	50%
Subscriptions gross profit	$33.7		$30.5	$3.2	10%	$95.2		$88.3	$6.9	8%
Subscriptions gross margin	50%		59%			50%		58%

(1)
Included in subscriptions revenue and cost of subscriptions for the three and nine months ended September 30, 2014 was $7.5 million and $21.1 million, respectively, attributable to the prospective change in presentation from net to gross for revenue and costs associated with certain payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013.

(2)	Included in subscriptions revenue and cost of subscriptions for the three months ended September 30, 2014 was $1.1 million and $0.8 million, respectively, attributable to the inclusion of WhippleHill.

(3)	Included in subscriptions revenue and cost of subscriptions for the nine months ended September 30, 2014 was $1.2 million and $0.9 million, respectively, attributable to the inclusion of WhippleHill.

Revenue from subscriptions is comprised of revenue from charging for the use of our subscription-based software products, which includes providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, revenue from payment processing services as well as variable transaction revenue associated with the use of our products to fundraise online. We continue to experience growth in sales of our hosted applications and hosting services as we meet the demand of our emerging and mid-sized customers that increasingly prefer subscription-based offerings. In addition, we have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing product portfolio and the sale of these services to new and existing customers.

Excluding the effects of the change in presentation associated with certain of our payment processing services and the inclusion of WhippleHill as discussed above, the increase in subscriptions revenue during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 was primarily due an increase in demand for our cloud-based solutions including Luminate CRM, Luminate Online and Altru and for our hosted fundraising solutions including the Raiser's Edge, the Financial Edge and Blackbaud CRM. Subscriptions revenue also increased as a result of greater volume of transactions for which we process payments and an increase in usage-based transaction revenue.
Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations, transaction-based costs related to payments services and other costs incurred in providing support and services to our customers.
Excluding the effects of the change in presentation associated with certain of our payment processing services as discussed above, the increases in cost of subscriptions during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 were primarily due to an increase in human resource costs of $3.0 million and $7.4 million, respectively, and an increase in allocated depreciation, facilities and IT support costs of $0.5 million and $1.4 million, respectively. The increase in human resource costs was primarily due to an increase in subscription customer support directly related to our growing base of subscription customers. The increase in allocated costs was primarily a result of investments made to support anticipated growth in our operations. The inclusion of WhippleHill also contributed to the increases in human resource costs and allocated costs.
The decrease in subscriptions gross margin percentages for the three and nine months ended September 30, 2014 when compared to the same periods in 2013 was primarily a result of the prospective change in presentation from net to gross revenues and costs as discussed above, which had no impact on gross profit. Absent this presentation change, subscriptions gross margin percentages were 57% and 56% for the three and nine months ended September 30, 2014, respectively, compared to 59% and 58% in the same periods in 2013, respectively. The remaining decrease in subscriptions gross margin percentage for the three and nine months ended September 30, 2014 when compared to the same period in 2013 was primarily due to increases

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

in human resource costs and allocated costs outpacing the growth in subscriptions revenue as we expand headcount to support future subscriptions growth. In the near term, we anticipate that there will continue to be a negative impact from our payment processing services on our subscriptions gross margin percentage as growth in the volume of transactions where we provide payment processing services is expected to exceed the growth of certain of our other subscription-based offerings.
Maintenance

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Maintenance revenue	$36.8	$34.7	$2.1	6%	$109.0	$103.0	$6.0	6%
Cost of maintenance	6.1	6.7	(0.6)	(9)%	17.5	19.1	(1.6)	(8)%
Maintenance gross profit	$30.7	$28.0	$2.7	10%	$91.5	$83.9	$7.6	9%
Maintenance gross margin	83%	81%			84%	81%
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
The increase in maintenance revenue during the three months ended September 30, 2014 when compared to the same period in 2013 was primarily comprised of (i) $2.6 million of incremental maintenance from new customers associated with new license agreements and increases in contracts with existing customers; and (ii) approximately $1.1 million of incremental maintenance from contractual inflationary rate adjustments; partially offset by (iii) a $1.7 million reduction in maintenance from contracts that were not renewed and reductions in contracts with existing customers.
The increase in maintenance revenue during the nine months ended September 30, 2014 when compared to the same period in 2013 was primarily comprised of (i) $8.1 million of incremental maintenance from new customers associated with new license agreements and increases in contracts with existing customers; and (ii) approximately $3.2 million of incremental maintenance from contractual inflationary rate adjustments; partially offset by (iii) a $4.9 million reduction in maintenance from contracts that were not renewed and reductions in contracts with existing customers.
Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. Cost of maintenance decreased during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 primarily as a result of a decrease in human resource costs, primarily due to an increase in allocated customer support costs towards subscriptions which is directly related to our growing base of subscription customers and is a trend that is likely to continue.
Maintenance gross margin percentage increased during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 primarily due to the incremental maintenance revenue from new customers associated with new license agreements and increases in contracts with existing customers combined with the decrease in human resource costs.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Services

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Services revenue	$35.8	$35.4	$0.4	1%	$95.8	$95.6	$0.2	—%
Cost of services	27.1	26.1	1.0	4%	78.9	78.0	0.9	1%
Services gross profit	$8.7	$9.3	$(0.6)	(6)%	$16.9	$17.6	$(0.7)	(4)%
Services gross margin	24%	26%			18%	18%
We derive services revenue from consulting, implementation, education, analytic and installation services. Consulting, implementation and installation services involve converting data from a customer’s existing system, system configuration, and/or process re-engineering and assistance in file set up. Education services involve customer training activities. Analytic services are comprised of donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services. These analytic services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product is intended to enable organizations to more effectively target their fundraising activities.
Services revenue during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 remained relatively unchanged. The continuing shift in our go-to-market strategy towards subscription-based and cloud-based offerings, which, in general, require less implementation services than our traditional on-premise perpetual license arrangements has negatively impacted consulting services revenue growth.
Cost of services is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations.
The increase in cost of services during the three months ended September 30, 2014 when compared to the same period in 2013 was primarily attributable to increases in the recognition of deferred implementation service costs, employee training costs and allocated depreciation, facilities and IT support costs. Our recognition of implementation service costs increased during the three months ended September 30, 2014 compared to the same period in 2013 due to a decrease in the amount of costs that are being deferred in connection with our shift from traditional license and related service arrangements to subscription offerings. The increases in allocated costs were primarily a result of investments made to support anticipated growth in operations.
Cost of services during the nine months ended September 30, 2014 when compared to the same period in 2013 remained relatively unchanged.
Services gross margin percentage decreased during the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to the increases in the recognition of deferred implementation service costs and employee training costs relative to the modest change in services revenue. Services gross margin percentage for the nine months ended September 30, 2014 when compared to the same period in 2013 remained relatively unchanged.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

License fees

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
License fees revenue	$2.7	$3.8	$(1.1)	(29)%	$11.2	$12.8	$(1.6)	(13)%
Cost of license fees	0.4	0.5	(0.1)	(20)%	1.4	1.9	(0.5)	(26)%
License fees gross profit	$2.3	$3.3	$(1.0)	(30)%	$9.8	$10.9	$(1.1)	(10)%
License fees gross margin	85%	87%			88%	85%

We derive license fees revenue from the sale of our software products under perpetual license agreements. During the three and nine months ended September 30, 2014, revenue from license fees decreased primarily as a result of a continued shift in our customers’ buying preferences away from solutions offered under perpetual license arrangements towards subscription-based hosted applications.
Cost of license fees is primarily comprised of third-party software royalties, variable reseller commissions, amortization of software development costs and amortization of intangibles from business combinations. The decrease in cost of license fees during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 was primarily due to a reduction in reseller commissions and fewer sales of products with associated third-party royalty costs.
License fees gross margin percentage during the three months ended September 30, 2014 decreased when compared to the same period in 2013 primarily due to the shift in our customers' buying preferences towards subscription-based hosted applications relative to the modest decrease in cost of license fees.
The increase in license fees gross margin percentage for the nine months ended September 30, 2014 when compared to the same period in 2013 was primarily due to the decrease in reseller commissions and less sales of products with third-party software royalties associated with them relative to the decrease in license fees revenue.
Other revenue

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Other revenue	$2.1	$1.9	$0.2	11%	$5.3	$5.8	$(0.5)	(9)%
Cost of other revenue	1.3	1.4	(0.1)	(7)%	3.2	3.9	(0.7)	(18)%
Other gross profit	$0.8	$0.5	$0.3	60%	$2.1	$1.9	$0.2	11%
Other gross margin	38%	26%			40%	33%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees. Other revenue increased during the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to the inclusion of revenue from user conferences and an increase in third-party software referral fees.

Other revenue decreased during the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to the prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had a change in contractual terms effective October 2013. A decrease in revenue from reimbursement of travel-related expenses associated with services revenue also contributed to the decrease in other revenue during the nine months ended September 30, 2014 when compared to the same period in 2013.
Cost of other revenue includes human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. Cost of other revenue decreased during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 primarily due to a prospective change in presentation

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

from gross to net for revenue and costs associated with certain third-party software arrangements that had a change in contractual terms effective October 2013.
Other revenue gross margin percentage increased during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 primarily due to the prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had a change in contractual terms effective October 2013.
Operating expenses
Sales and marketing

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Sales and marketing expense	$27.1	$23.8	$3.3	14%	$78.6	$72.6	$6.0	8%
% of revenue	19%	19%			19%	20%

Sales and marketing expense includes human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

Sales and marketing expense increased during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 primarily due to increases in human resource costs, commission expense and allocated depreciation, facilities and IT support costs. Human resource costs increased primarily due to incremental headcount to support the increase in sales and marketing efforts of our growing operations. Included in the increases in sales and marketing expense during the three and nine months ended September 30, 2014 compared to the same periods in 2013 were $1.0 million and $2.0 million, respectively, related to our 2014 incremental operating investments. The increase in commission expense was primarily driven by an increase in commissionable revenue during the three and nine months ended September 30, 2014 when compared to the same periods in 2013. Also contributing to the increase in commissions expense was an increase in the amount of deferred sales commissions recognized as expense. To the extent that sales commissions relate to revenue not yet recognized, the amounts are recorded as deferred sales commission costs. Subsequently, the commissions are recognized as expense as the revenue is earned. Allocated costs increased primarily as a result of investments made to support anticipated growth in operations. The inclusion of WhippleHill also contributed to the increases in human resource costs and allocated costs.

Sales and marketing expense as a percentage of revenue remained relatively unchanged during the three and nine months ended September 30, 2014 when compared to the same periods in 2013.
Research and development

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Research and development expense	$19.7	$16.5	$3.2	19%	$54.3	$49.5	$4.8	10%
% of revenue	14%	13%			13%	13%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products, and allocated depreciation, facilities and IT support costs.

Research and development expense increased during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 primarily due to increases in third-party contractor costs and human resource costs, partially offset by increases in the amount of software development costs that were capitalized. Third-party contractor costs increased as we made investments to optimize our product portfolio including enhancements to existing products as well as new product innovation. Included in the increases in research and development expense during the three and nine months ended September 30, 2014 compared to the same periods in 2013 were $1.0 million and $3.2 million, respectively, related to our 2014 incremental

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

operating investments. We expect additional incremental research and development expense for the remainder of 2014 as we continue with these efforts. The inclusion of WhippleHill contributed to the increase in human resource costs.

Research and development expense as a percentage of revenue remained relatively unchanged during the three and nine months ended September 30, 2014 when compared to the same periods in 2013.
General and administrative

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
General and administrative expense	$15.5	$12.6	$2.9	23%	$42.1	$38.2	$3.9	10%
% of revenue	11%	10%			10%	10%

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

General and administrative expense increased during the three and nine months ended September 30, 2014, when compared to the same periods in 2013, primarily due to increases in human resource and facilities costs, stock-based compensation and acquisition-related costs. Partially offsetting these increases were decreases in third-party contractor fees and other corporate costs. Human resource costs increased primarily due to additional resources needed to support the growth of our business. The increase in stock-based compensation was primarily attributable to the forfeiture of certain equity-based awards upon the departure of our former CEO in August 2013, the impact of which was included in the 2013 comparable periods. The increase in acquisition-related expenses was due to our acquisition of MicroEdge which was completed on October 1, 2014. The decrease in third-party contractor fees was primarily attributable to one-time costs incurred during the three and nine months ended September 30, 2013 for the implementation of certain back-office systems as well as our CEO search.

General and administrative expense as a percentage of revenue remained relatively unchanged during the three and nine months ended September 30, 2014 when compared to the same periods in 2013.

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
We have acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, we recorded write-downs of deferred revenue to fair value, which resulted in lower recognized revenue. Both on a quarterly and year-to-date basis, the revenue for the acquired business is deferred and typically recognized over a one-year period, so our GAAP revenues for the one-year period after the acquisition will not reflect the full amount of revenues that would have been reported if the acquired deferred revenue was not written down to fair value. The non-GAAP measures described below reverse the acquisition-related deferred revenue write-downs so that the full amount of revenue booked by the acquired companies is included, which we believe provides a more accurate representation of a revenue run-rate in a given period.
Non-GAAP financial measures discussed below exclude the impact of (i) write-downs of acquisition-related deferred revenue; (ii) stock-based compensation expense; (iii) amortization of intangibles from business combinations; (iv) impairment of capitalized software development costs due to business combinations; (v) acquisition-related integration costs; (vi) acquisition-related expenses; (vii) CEO transition costs; (viii) restructuring costs; and (ix) employee severance, because we believe they are not directly related to our operating performance in any particular period, but are for our long-term benefit over multiple periods. We believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
GAAP revenue	$144.6	$127.9	$16.7	13%	$411.6	$368.9	$42.7	12%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	$1.6	$0.1	$1.5	1,500%	$1.6	$1.0	$0.6	60%
Non-GAAP revenue	$146.2	$128.0	$18.2	14%	$413.2	$369.9	$43.3	12%

GAAP income from operations	$13.5	$18.0	$(4.5)	(25)%	$38.8	$36.9	$1.9	5%
GAAP operating margin	9%	14%			9%	10%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	1.6	0.1	1.5	1,500%	1.6	1.0	0.6	60%
Add: Stock-based compensation expense	4.5	3.1	1.4	45%	12.5	13.0	(0.5)	(4)%
Add: Amortization of intangibles from business combinations	6.3	6.1	0.2	3%	18.1	18.5	(0.4)	(2)%
Add: Impairment of capitalized software development costs due to business combinations	—	—	—	—%	0.8	—	0.8	100%
Add: Acquisition-related integration costs	0.2	0.2	—	—%	0.3	1.4	(1.1)	(79)%
Add: Acquisition-related expenses	1.1	—	1.1	100%	1.1	—	1.1	100%
Add: CEO transition costs	—	0.6	(0.6)	(100)%	0.9	1.3	(0.4)	(31)%
Add: Restructuring costs	—	0.1	(0.1)	(100)%	—	3.5	(3.5)	(100)%
Add: Employee severance	—	0.6	(0.6)	(100)%	—	0.6	(0.6)	(100)%
Total non-GAAP adjustments	13.7	10.8	2.9	27%	35.3	39.3	(4.0)	(10)%
Non-GAAP income from operations	$27.2	$28.8	$(1.6)	(6)%	$74.1	$76.2	$(2.1)	(3)%
Non-GAAP operating margin	19%	23%			18%	21%
The decreases in non-GAAP income from operations and non-GAAP operating margin percentages during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 were primarily due to the 2014 incremental operating investments targeted to drive the success of our five strategic priorities - accelerating organic revenue growth, accelerating our product portfolio's move to the cloud, expanding our total addressable market, optimizing our back-office

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

infrastructure and implementing a three-year margin improvement plan. Also contributing to the decreases in non-GAAP operating margin percentages during the three and nine months ended September 30, 2014 was a prospective change from net to gross presentation for revenue and costs associated with our payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013. While this change in presentation affected our non-GAAP operating margin percentages by approximately one percent for both the three and nine months ended September 30, 2014, the dollar amounts of non-GAAP income from operations were unaffected.
Restructuring
Restructuring costs consist primarily of severance and termination benefits associated with the realignment of our workforce in response to changes in the nonprofit industry and global economy, as well as the move of most of our San Diego, California operations to our Austin, Texas location. During the three and nine months ended September 30, 2013, we incurred approximately $0.1 million and $3.5 million, respectively, in before-tax restructuring charges related to these activities. We had no restructuring activities during the three and nine months ended September 30, 2014.
Interest expense
Interest expense during the three months ended September 30, 2014 when compared to the same period in 2013 remained relatively unchanged. Interest expense decreased $0.5 million during the nine months ended September 30, 2014 when compared to the same period in 2013 due to decreases in our effective interest rate and our average daily borrowings.
Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(in millions)	Timing of recognition	September 30, 2014	December 31, 2013	Change	% Change
Maintenance	Over the term of the agreement, generally one year	$86.0	$85.2	$0.8	1%
Subscriptions	Over the term of the agreement, generally one to three years	86.0	72.5	13.5	19%
Services	As services are delivered	30.3	32.2	(1.9)	(6)%
License fees and other	Upon delivery of the product or service	2.5	0.7	1.8	257%
Total deferred revenue		204.8	190.6	14.2	7%
Less: Long-term portion		9.5	9.1	0.4	4%
Current portion		$195.3	$181.5	$13.8	8%
To the extent that our customers are billed for our products and services in advance of delivery, we record such amounts in deferred revenue. Deferred revenue attributable to subscriptions increased during the nine months ended September 30, 2014 primarily as a result of a seasonal increase in billings for subscription renewals. Historically, due to the timing of client budget cycles, we have an increase in customer contract renewals in our second quarter as compared to our fourth quarter which results in a greater amount of deferred revenue for subscriptions as of September 30, 2014. We generally invoice our maintenance and subscription customers in annual cycles 30 days prior to the end of the contract term. Also contributing to the increases in deferred revenue from subscriptions was an increase in sales volume when compared to the same period in 2013. The decrease in deferred revenue from services during the nine months ended September 30, 2014 was primarily due to a seasonal increase in analytic service deliveries during the third quarter. The increase in deferred revenue from license fees and other during the nine months ended September 30, 2014 was primarily due to a seasonal increase in advance registration billings associated with our annual user conference, which occurs in October each year. Deferred revenue from maintenance remained relatively unchanged during the nine months ended September 30, 2014.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Income tax provision
Our effective income tax rates, including the effects of period-specific events, were:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Effective tax rate	15.4%	43.0%	30.5%	41.7%
The decrease in our effective income tax rates during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 was primarily due to discrete tax benefits of $1.6 million from statute of limitations expiration, $1.0 million from a reduction in the state income tax effective rate in the U.S., and an insignificant increase in certain foreign research credits. The decrease in the effective tax rate during the nine months ended September 30, 2014 was also favorably impacted by a reduction in operating losses of foreign jurisdictions for which we have determined that a related valuation allowance is appropriate.
The decrease in our effective income tax rates during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 was partially offset by a decrease in the benefit from research and development credits. The U.S. federal and state research and development tax credits, which had previously expired on December 31, 2011, were reinstated as part of the American Taxpayer Relief Act of 2012 enacted in January 2013. This legislation retroactively reinstated and extended the credits from the previous expiration date through December 31, 2013, resulting in a discrete tax benefit in the first quarter of 2013 of $1.9 million. No similar legislation providing an extension for prior period credits was in effect during the three and nine months ended September 30, 2014. Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.
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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.5 million and $3.7 million at September 30, 2014 and December 31, 2013, respectively. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. In addition, our transaction revenue has historically been at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. As a result of these and other factors, our total revenue has historically been lower in the first quarter than in the remainder of our fiscal year, with the third and fourth quarters historically achieving the highest total revenues. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals, delivery of professional services and occurrence of customer events as well as the payment of bonuses, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations has been lowest in our first quarter, and due to the timing of client budget cycles, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. In addition, deferred revenues can vary on a seasonal basis for the same reasons. These patterns may change, however, as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, acquisitions, new market opportunities, new product introductions or other factors.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Liquidity and capital resources
At September 30, 2014, cash and cash equivalents totaled $54.0 million, compared to $11.9 million at December 31, 2013. The $42.1 million increase in cash and cash equivalents during the nine months ended September 30, 2014, was principally attributable to cash generated from operations of $85.5 million and net proceeds from debt refinancing of $19.6 million, partially offset by the use of net cash of $32.6 million for the acquisition of WhippleHill, the payment of dividends of $16.6 million and cash outlays for purchases of property and equipment and software development costs totaling $14.6 million.
On October 1, 2014, we completed our acquisition of MicroEdge using cash on hand and $140 million drawn from the revolving credit commitments under the 2014 Credit Facility.
Our principal sources of liquidity are operating cash flow, funds available under the 2014 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our maintenance, support and subscription agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures, meet our debt obligations and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock.
We have drawn on our credit facility from time to time to help us meet financial needs, such as business acquisitions and purchases of common stock under our repurchase program. At September 30, 2014, our available borrowing capacity under the 2014 Credit Facility was $147.6 million. We believe the 2014 Credit Facility will provide us with sufficient flexibility to meet our future financial needs. The credit facility matures in February 2019.
At September 30, 2014, the carrying amount of our debt under the 2014 Credit Facility was $171.1 million. Our average daily borrowings during the three and nine months ended September 30, 2014 were $173.9 million and $169.8 million, respectively.
Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of September 30, 2014
Net Leverage Ratio	≤ 3.50 to 1.00	1.23 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	22.44 to 1.00
Under our credit facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the credit facility, and (2) our pro forma net leverage ratio, as set forth in the credit agreement, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At September 30, 2014, we were in compliance with all debt covenants under our credit facility.
At September 30, 2014, our total cash and cash equivalents balance included approximately $7.9 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next 12 months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. Our current plans anticipate repatriating undistributed earnings in Canada. We currently do not intend nor anticipate a need to repatriate our other cash held outside the U.S.
MicroEdge acquisition
We financed the acquisition of MicroEdge through cash on hand and borrowings under the 2014 Credit Facility. As previously disclosed, in February 2014, we entered into the 2014 Credit Facility in an aggregate principal amount of $325 million, with a right to increase the revolving commitments and/or request additional term loans in a principal amount of up to $200 million. On October 1, 2014, we exercised our right, and certain lenders agreed, to increase the revolving credit commitments by $100 million such that as of October 1, 2014, the aggregate revolving credit commitments are $250 million. The additional revolving credit commitments have the same terms as the existing revolving credit commitments.
On October 1, 2014, we drew down $140 million in revolving credit commitments under the 2014 Credit Facility to finance the acquisition of MicroEdge. Following the draw down, approximately $142 million was outstanding under the revolving credit commitments and approximately $108 million was available for future borrowings. Following the closing of the MicroEdge transaction on October 1, 2014, the principal amount outstanding on the term loan was approximately $173 million, resulting in

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

a total amount outstanding on our letters of credit, revolving credit loans and term loan of approximately $315 million after the acquisition.
Entry into interest rate swap agreement
In October 2014, we entered into a new interest rate swap agreement, which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the swap agreement. The initial notional value of the new swap agreement was $75.0 million with an effective date beginning in October 2014. In September 2015, the notional value of the swap agreement will decrease to $50.0 million for the remaining term through June 2016. We designated the swap agreement as a cash flow hedge at the inception of the contract.
Operating cash flow
Net cash provided by operating activities of $85.5 million increased by $7.5 million during the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to an increase in cash flow from operations associated with working capital. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital increased $9.8 million during the nine months ended September 30, 2014 when compared to the same period in 2013. The net working capital increase was primarily due to:

•	an increase in the amount of taxes payable;

•	a change in the timing of payouts for certain bonus plans, from quarterly to annually; and

•	fluctuations in the timing of vendor payments; which were

•	partially offset by a decrease in the amount of prepaid taxes.
Investing cash flow
During the nine months ended September 30, 2014, we used net cash of $32.6 million for the acquisition of WhippleHill compared to $0.9 million spent on investments in acquired companies during the same period in 2013. Cash outlays were $14.6 million for purchases of property and equipment and software development costs during the nine months ended September 30, 2014, down from $15.8 million spent during the same period in 2013.
Financing cash flow
During the nine months ended September 30, 2014, we received net proceeds of $19.6 million when we refinanced our debt. Also during the nine months ended September 30, 2014, we paid dividends of $16.6 million, which was relatively consistent with the amount paid in the comparable period of 2013.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Commitments and contingencies
As of September 30, 2014, we had future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$93.3	$11.3	$21.4	$22.0	$38.6
Debt and interest(2)	187.0	8.1	15.7	163.2	—
Purchase obligations(3)	14.8	6.8	6.6	1.4	—
Total	$295.1	$26.2	$43.7	$186.6	$38.6

(1)	Our commitments related to operating leases have not been reduced by incentive payments and reimbursement of leasehold improvements.

(2)
Included in the table above is $14.2 million of interest. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions used in the above table, which include: (i) the 2014 Term Loan outstanding at September 30, 2014 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) there are no assumed future borrowings on the 2014 Revolving Facility for the purposes of determining minimum commitment amounts.

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
The total liability for uncertain tax positions as of September 30, 2014 and December 31, 2013, was $2.5 million and $3.7 million, respectively. As of September 30, 2014 and December 31, 2013, we had accrued interest and penalties related to tax positions taken on our tax returns of $0.2 million and $0.6 million, respectively.
In February 2014, our Board of Directors approved our annual dividend rate of $0.48 per share to be made in quarterly payments. Dividends at this annual rate would aggregate to $22.6 million assuming 47.0 million shares of common stock are outstanding, although dividends are not guaranteed and our Board of Directors may decide to change or suspend dividend payments at any time for any reason. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate adequate operating cash flow.
Off-balance sheet arrangements
As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Foreign currency exchange rates
Approximately 13% of our total net revenue for the nine months ended September 30, 2014 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars, and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $1.2 million and $1.1 million as of September 30, 2014 and December 31, 2013, respectively.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian, Irish and the Netherlands subsidiaries are generally denominated in Pounds Sterling, Australian dollars, Euros and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the three months ended September 30, 2014, foreign translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates has had a material impact on our consolidated results of operations or financial position, we intend to continue to monitor such exposure and take action as appropriate.
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
Critical accounting policies and estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2014 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
Interest rate risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of September 30, 2014, we believe there is no

Blackbaud, Inc.

material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2013 and September 30, 2014.
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

Blackbaud, Inc.

PART II. OTHER INFORMATION
Item 2. Unregistered sales of equity securities and use of proceeds
Common stock acquisitions and repurchases
The following table provides information about shares of common stock acquired or repurchased during the three months ended September 30, 2014. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock and restricted stock units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares acquired	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, July 1, 2014				$50,000
July 1, 2014 through July 31, 2014	1,036	$35.70	$—	$50,000
August 1, 2014 through August 31, 2014	2,362	$37.56	$—	$50,000
September 1, 2014 through September 30, 2014	—	$—	$—	$50,000
Total	3,398	$36.99	$—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date

10.76	Purchase Agreement, dated August 30, 2014, by and among MicroEdge Holdings, LLC, Blackbaud, Inc, direct and indirect holders of all of the outstanding equity interests of MicroEdge Holdings, LLC, and VFF I AIV I, L.P., as Sellers’ Representative.		8-K	10.76	10/2/2014

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Blackbaud, Inc.

Incorporation by Reference
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

BLACKBAUD, INC.

Date:	November 5, 2014	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2014	By:	/s/ Anthony W. Boor
Anthony W. Boor
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)