Form 10-K
period 2014-12-31
BLACKBAUD INC
filed 2015-02-25
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2014
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
Large accelerated filer  [X]                       Accelerated filer [ ]              Non-accelerated filer  [ ]     Smaller reporting company  [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2014 (based on the closing sale price of $35.74 on that date) was approximately $1,073,739,250. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of February 12, 2015 was 46,310,092.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders currently scheduled to be held June 9, 2015 are incorporated by reference into Part III hereof. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2014.

BLACKBAUD, INC.
ANNUAL REPORT ON FORM 10-K

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions and projections. Statements which include the words “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “will,” “targets,” “plans,” “anticipates,” “aims,” “projects,” “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements.
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
Item 1. Business
Description of Business
We are the leading global provider of software and services designed specifically for the nonprofit, charitable giving and education communities. Our customers use our cloud-based and on-premise software solutions and related services to help increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize operations. Since our incorporation as a New York corporation in 1981, we have focused solely on the nonprofit market and have customers from nearly every segment of this sector, including education, foundations, health and human services, faith-based, arts and cultural, public and societal benefits, environment and animal welfare, as well as international and foreign affairs. We reincorporated as a South Carolina corporation in 1991 and reincorporated as a Delaware corporation in 2004. With recent acquisitions, we have expanded our addressable market to include institutions involved with the entire spectrum of giving activities, from private foundations and other grant-making institutions to corporate social responsibility programs and individuals. At the end of 2014, we had more than 30,000 customers in over 60 countries, doing work in every part of the world.
Market Overview
The nonprofit industry is large and our addressable market is growing
There were approximately 1.6 million U.S. nonprofit organizations registered with the Internal Revenue Service in 2013, including nearly 1.1 million charitable 501(c)(3) organizations - nearly double the number of charities in 1993. We estimate there are an additional 3 million charities internationally. The nonprofit market represents the third largest workforce category in the U.S. behind retail and manufacturing. According to Giving USA 2014, donations to U.S. nonprofit organizations in 2013 were $335.2 billion, amounting to 2.0% of U.S. GDP, a 4.4% increase from 2012 donations of $321.0 billion. The compound annual growth rate of donations over the 10-year period from 2003 to 2013 was 3.5%, not adjusted for inflation. Nonprofit organizations also receive fees for services they provide, which are estimated at more than $1.5 trillion annually.
We estimate that our current total addressable market is over $5.0 billion, which includes market expansion within the education, foundation and corporate social responsibility markets gained through the recent acquisitions of WhippleHill Communications, Inc. (“WhippleHill”) and MicroEdge Holdings, LLC (“MicroEdge”).
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
Because of these challenges, we believe nonprofit organizations can benefit from software applications and services specifically designed to serve their particular needs.
Corporations, grant making institutions and foundations also face unique challenges.
The market segments addressed by our MicroEdge acquisition, which include corporations, grant making institutions and foundations, face their own unique challenges, including the need to:

•	Quantify and improve the impact of their grants;

•	Cultivate better relationships with grantees;

•	Achieve better internal collaboration and alignment with board members, reviewers, etc.;

•	Illustrate the impact of their corporate philanthropy efforts to the communities they serve;

•	Engage employees in meaningful volunteering, giving and other activities;

•	Ensure that their philanthropic efforts align with their business initiatives;

•	Manage all the activities of a foundation’s activities, including fundraising and accounting;

•	Expand the reach of their fundraising efforts; and

•	Cultivate new and existing donors.

Our Strategy
Our objective is to maintain and extend our position as the leading provider of software and related services designed specifically for the nonprofit, charitable giving and education communities, supporting their missions from fundraising to outcomes. Our key strategies for achieving this objective are to:
Delight our Customers
We intend to make our customers' experience with us effective, efficient and satisfying from their initial interest in our products and services, through their decision to purchase, engage with customer support and utilize product enhancements. We continue to focus on initiatives aimed at improving the consistency and quality of user experience across the offerings we provide to our customers. We continue to evolve the manner in which we package and sell our offerings to provide high quality and value combined with flexibility to meet the different needs of our existing and prospective customers. For example, we are increasing the number of our offerings sold under a subscription pricing model, which can make it easier for customers to purchase our solutions. We will continue to focus on providing the highest level of product support while continuing to enhance our existing products and on developing new solutions and services designed to help our customers to be more effective and achieve their missions.

Execute on our Five Growth and Operational Improvement Strategies
During 2014, we began executing on the following five growth and operational improvement strategies targeted to drive an extended period of quality enhancement, product and service innovation, and increasing operating efficiency and financial performance:

1.	Accelerate Organic Revenue Growth
We will continue to focus on accelerating organic revenue growth by integrating solutions, transitioning solutions to a subscription-based model delivered in the cloud, and heightening our solution quality and innovation.

2.	Accelerate our Move to the Cloud
We will continue to transition our business to predominantly serve customers through a subscription-based cloud delivery model, enabling lower cost entry, greater scalability and lower total cost of ownership to our customers.

3.	Expand our Total Addressable Market
We will continue to evaluate compelling opportunities to acquire companies, technologies and/or services. We will be guided by our acquisition criteria for considering attractive assets, which expand our total addressable market, provide new and improved solutions, accelerate growth and our transition to the cloud, as well as drive profitability and returns on our investments.

4.	Optimize our Back-Office Infrastructure
We will continue to focus on continuous improvement of our back-office operations, including utilizing best-in-breed automation solutions. Our support and back-office functions are focused on improving processes, streamlining structure and utilizing scalable tools and systems.

5.	Implement a 3-Year Margin Improvement Plan
We are implementing a 3-year margin improvement plan designed to increase our operating effectiveness and efficiency to result in increasing margin growth for the overall business.
Attract Top talent and Actively Engage Employee Base
Our customer's passion is our purpose, and we have incredible customers whose missions make the world a better place for all of us. Driven by this purpose, our employees come to work every day knowing they can make a real difference with our customers, and thus the world. Collaboration, innovation and high standards are core to our culture and help enable the great work we do. We strive to hire the best employees and provide a workplace where their talents and potential are realized. Our employees' engagement is a focus of every leader at Blackbaud, and we continually work to understand what matters and to make our workplace better. We believe people with a passion for purpose can join our team and have a unique career experience. Our leaders are committed to our employees' personal and career development and continually work to improve the training and tools provided to their teams.
Build Our Reputation as an Industry Thought Leader
In the more than 30 years since our founding, we have gained significant insight into the market and industry segments in which we operate. We produce a wide range of materials, including blogs, monthly indices and white papers, which provide insights and guidance to the nonprofit and giving communities. In addition, we participate in a number of forums, including the Clinton Global Initiative, Social Innovation Summit and industry roundtables, where we exchange views and engage with industry and governmental leaders. We intend to expand these activities and further build our reputation as a thought leader within the industry.

Our Operating Structure
The markets we serve are very diverse, with organizations that range from small, local charities to large, multinational relief organizations. The needs of our customers can vary greatly according to their size and function. To better serve our customers' unique and wide-ranging operations, we organize our operating structure into four operating units: the Enterprise Customer Business Unit (the “ECBU”), the General Markets Business Unit (the “GMBU”), the International Business Unit (the “IBU”), and Target Analytics.
Following is a description of each of our operating units, each of which is a reportable segment for financial accounting purposes:

•	The ECBU is focused on marketing, sales, delivery and support to large and/or strategic prospects and customers in North America.

•	The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America.

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America.

•	Target Analytics is focused on marketing, sales and delivery of analytic services to all prospects and customers globally.

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
Blackbaud Solutions
We offer an integrated platform of products and services that address the constituent relationship management (CRM) needs and operational challenges facing the nonprofit, charitable giving and education communities. In most cases, the core of our solution portfolio centers around a CRM system that seamlessly integrates with other applications to help our customers conduct activities vital to advancing their missions, such as managing finances, analyzing prospects and market data, effectively communicating with current and prospective supporters, and promoting their cause online and offline. Our solutions can be combined with a range of consulting, training and professional services, maintenance and technical support as well as payment processing services.
In addition, with the acquisition of MicroEdge in late 2014, we now offer solutions that stretch across the spectrum of giving activities, including corporate social responsibility programs, grant management, employee involvement, foundation management and other philanthropic activities. These new solutions complement our traditional offerings and we plan to integrate many of them with our core CRM solutions.
During 2014, we generated revenue in four reportable segments (the ECBU, the GMBU, the IBU and Target Analytics) and in four geographic regions (United States, Canada, Europe and Australia), as described in more detail in Note 18 of our consolidated financial statements.

We provide solutions that address many of the technological and business process needs of our customers, including:

•	Constituent relationship management;

•	Online fundraising;

•	Financial management and reporting;

•	Cost accounting information for projects and grants;

•	Integration of financial data and donor information in a centralized system;

•	Student information systems for schools management;

•	Ticketing management;

•	General admissions management;

•	Event, data and information management;

•	Peer-to-peer fundraising;

•	Employee involvement programs;

•	Grant management;

•	Foundation management;

•	Consulting and educational services;

•	Analytics and prospect research; and

•	Payment processing and related regulatory compliance.

Software solutions
Constituent Relationship Management
The Raiser's Edge
The Raiser's Edge is the leading software solution designed to manage a nonprofit organization's constituent relationship management and fundraising activity. It has won four Campbell Rinker Awards for User Satisfaction. The Raiser's Edge enables nonprofit organizations to cultivate lifelong relationships with supporters, and diversify fundraising methods. Constituent relationship management, online fundraising, payment processing and email marketing are coupled with analytics, data enrichment tools and best practices, in a single solution.

In late 2014, we unveiled Raiser’s Edge NXT, which is expected to be available in the summer of 2015. Raiser’s Edge NXT combines the world’s leading nonprofit fundraising solution, Raiser’s Edge, with new fundraising and relationship management technology innovation. This new cloud-based solution will feature a role-based user interface, prescriptive analytics, built-in payment processing, and strengthened marketing outreach.

Blackbaud CRM
Blackbaud CRM is a flexible, extensible, scalable and secure web-based CRM solution. It is our lead offering for organizations with complex fundraising needs across all verticals, specializing in supporting sophisticated major giving, membership and high volume direct marketing programs. Blackbaud CRM helps organizations build deeper and more personalized relationships with constituents, build their brand through online engagement and multi-channel communication tools, and more effectively fundraise, leveraging campaign management, business intelligence and analytics. Blackbaud CRM can be sold as an integrated solution with our enterprise online solutions to enable multi-channel marketing, online engagement and event fundraising. In 2014, we released Blackbaud CRM 4.0, which contains significant developments in the areas of usability, quality, performance and innovation.

Luminate CRM
Luminate CRM is our preferred fundraising and CRM offering for mid-tier cause and cure nonprofits and is sold as a single integrated solution with Luminate Online. Luminate CRM is built on the SalesForce.com cloud computing application platform and offers nonprofits an extensible suite via the SalesForce App Exchange for consolidating information and business processes into one system. The core components of Luminate CRM are campaign management, constituent relations, business intelligence and analytics. When combined with Luminate Online, it provides best-in-class functionality to help nonprofits with online fundraising, peer-to-peer event fundraising, payment processing, email marketing, advocacy and website management.

eTapestry
eTapestry is a cloud-based donor management and fundraising solution built specifically for smaller nonprofits. It offers nonprofit organizations a cost-effective way to manage donors, process gifts, create reports, accept online donations and communicate with constituents. This technology provides a system that is simple to maintain, efficient to operate and is intuitively easy to learn without extensive training.

Online Solutions
Luminate Online
Luminate Online, delivered in the cloud, helps our customers better understand their online supporters, make the right ask at the right time, and raise money online. It includes tools to build online fundraising campaigns as part of an organization's existing website or as a stand-alone fundraising site. Donation forms, gift processing, and tools for communicating through web pages and email give our customers the essentials for building sustainable donor relationships. Customers can also purchase additional modules including TeamRaiser, a leader within events management that allows nonprofits' constituents to create personal or team fundraising web pages and send email donation appeals in support of events such as a walks, runs and rides.
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

Sphere eMarketing
Sphere eMarketing, delivered in the cloud, provides organizations with an integrated system of applications to manage e-marketing, communications, programs, services and online fundraising. Sphere eMarketing enables an organization's volunteers, members, donors and staff to share real-time data and information in an online community in order to better manage constituent relationships. Sphere eMarketing is designed to help organizations manage sophisticated and targeted e-mail campaigns with efficiency and control. Comprehensive real-time reports are available to help organizations make strategic data-driven decisions for future marketing campaigns.

Everyday Hero
Everyday Hero is an event-driven cloud-based fundraising solution focused on meeting the peer-to-peer fundraising needs of nonprofits. It is a leading donor acquisition tool, and helps nonprofits connect with a younger, more online-focused generation of donors, a first step in helping nonprofits develop long-term relationships with their supporters. Founded in Australia, where it is a market leader, Everyday Hero is now sold throughout Europe and was launched in the U.S. in 2014.

Online Express
Blackbaud Online Express is a simple, cloud-based fundraising and marketing tool designed for smaller nonprofit organizations using The Raiser’s Edge. Launched in 2013, it provides nonprofits with easy-to-use features and functionality such as email marketing, donation forms, event registrations, and dashboard metrics.

Financial Management
The Financial Edge
The Financial Edge is an accounting solution designed to address the specific accounting, analytical and financial reporting needs of nonprofit organizations. It integrates with The Raiser's Edge to simplify gift entry processing and relates information from both systems in an informative manner to eliminate redundant tasks. The Financial Edge provides nonprofit organizations with the means to help manage fiscal and fiduciary responsibility, enabling them to be more accountable to their constituents.

In late 2014, Blackbaud unveiled Financial Edge NXT, which is expected to be available in the summer of 2015. Financial Edge NXT combines the reliable Financial Edge accounting platform with powerful reporting tools that help accounting teams drive transparency, stewardship and compliance, and will enable organizations to seamlessly manage transactions, eliminate manual processes and more-all within a highly secure cloud environment.

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

onMessage
onMessage is a content management system that gives schools the flexibility to build and edit webpages, with easy access to content types including photos, videos, downloads, text, and more. It allows users to share material and contribute content across an entire school community.

onRecord
onRecord makes it easy for schools to manage schedules, transcripts and GPAs. A new Student Information System that works directly with onCampus (LMS), onRecord simplifies the process of sharing student data and academic records securely.

onCampus
onCampus is a learning management system that makes it easy to manage, connect, and share information with students, parents, and an entire school community. Developed with direct input from our customers, onCampus gives teachers the tools to meet the demands of a modern private school.

onBoard
onBoard is an enrollment management system that simplifies a school’s admissions process. onBoard helps admissions teams and prospective families manage and track their progress, from inquiry and application through acceptance and enrollment.

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

General Admissions Management
Altru
Altru is a cloud-based arts and cultural solution suite. Altru helps general admissions arts and cultural organizations gain a clear, 360-degree view of their organization, operate more efficiently, engage and cultivate patrons and supporters, streamline external and internal communication efforts, and reduce IT costs. It contains tools for constituent and membership management, program sales, retail sales and ticketing, volunteer management, and events management. It also has sophisticated reporting functionality and tools to manage marketing, communications and fundraising.

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

Employee Involvement programs
AngelPoints
AngelPoints is an integrated corporate social responsibility (“CSR”) solution that helps corporations mobilize the collective power of their employees to make a positive impact on their people, their company, and the world. AngelPoints contains modules that help companies manage employee volunteer and giving programs.

Grant management
GIFTS
GIFTS is an on-premise customizable grant making solution built with core functions that provide comprehensive grant making capabilities. It is the precursor to both GIFTS Alta and GIFTS Online. While still fully supported, all new customers are sold either GIFTS Alta or GIFTS Online.

GIFTS Alta
GIFTS Alta is an on-premise solution and provides the same core functionality as GIFTS, but with many additional capabilities and features, such as visual dashboards. It has a more modern user interface, is user friendly, and can be highly personalized.

GIFTS Online
GIFTS Online is very similar to GIFTS Alta, but is a cloud-based solution.

Foundation management
FIMS
FIMS is an on-premise fully-integrated foundation management system that helps community foundations, faith-based organizations and education and scholarship programs manage grants, finances and donors in one centralized, comprehensive system. It features an open, customizable framework that helps community foundations manage everything from donors, gifts and investments to grants, grantees, funds and financials.

FIMS Host*Net
FIMS Host*Net provides the same core functionality of FIMS, but is cloud-based and fully hosted at our secure data storage facility. This provides customers the convenience of anytime access coupled with hassle-free administration.

Analytic subscriptions and services
Target Analytics provides comprehensive solutions for donor acquisition, prospect research, data enrichment, and performance management, enabling nonprofits to define effective campaign strategies and maximize fundraising results. These services integrate with our CRM and other software solutions to give our customers a comprehensive view of their supporters and the market and provide information essential to making well-informed operating decisions.

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

Prospect Research - Our prospect research solutions include: custom data modeling that delivers critical information on a prospect's likelihood to make a gift to an organization; wealth screenings that deliver detailed wealth information and giving capacity data on prospects; and web-based prospect management software that combines public data with donor information from a nonprofit's database to build a complete view of prospects for targeting and securing gifts.

Data Enrichment - Target Analytics Data Enrichment Services enhance the quality of the data in our customers' databases.  Services include: identifying outdated address files in the database and making corrections based on United States Postal Service data, as well as appending data by using known fields in an organization's constituent records to search and identify key demographic and contact information.
Performance Management - Target Analytics creates relevant and insightful reports that benchmark performance and illustrate key industry trends based on performance attributes provided by our nonprofit clients. Nonprofit organizations use our performance and industry analysis reports to assess marketing and operational effectiveness and also to influence operational planning.
Consulting and education services
Our consultants provide conversion, implementation and customization services for each of our software products. These services include:

•	System implementation;

•	Data conversion, business process analysis and application customization;

•	Database merging and enrichment, and secure credit card transaction processing;

•	Database production activities; and

•	Website design services.
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
Customer support and maintenance
Most of our customers that use our cloud-based solutions or license our software products enroll in one of our support and maintenance programs. Customers enrolled in the programs enjoy fast, reliable customer support, receive regular software updates, stay up-to-date with support newsletters and have unlimited, around-the-clock access to support resources, including our extensive knowledgebase and forums. Customers who enroll in upgraded support and maintenance plans receive enhanced benefits such as call support priority and dedicated support resources.

Payment processing services
Our solutions provide our customers payment processing capabilities that enable their donors to make donations and purchase goods and services using numerous payment options, including credit card and automated clearing house (“ACH”) checking transactions, through secure online transactions. Blackbaud Merchant Services is a value-added service integrated with our solutions that makes credit card processing simple and secure. Customers are charged one rate for credit card transactions, with no extra fees, making Blackbaud Merchant Services a competitive option. The service also provides customers with a payment card industry (“PCI”) compliant process and streamlined bank reconciliation.
Customers
At the end of 2014, we had more than 30,000 active customers including nonprofits, K12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations. Our largest single customer accounted for approximately 1% of our 2014 consolidated revenue.
Sales and Marketing
The majority of our solutions and related services are sold through our direct sales force. Our direct sales force is complemented by a team of account development representatives responsible for sales lead generation and qualification. These sales and marketing professionals are located throughout the United States, United Kingdom, the Netherlands, Canada, Australia and New Zealand. As of December 31, 2014, we had 338 direct sales employees. We plan to continue expanding our direct sales force in the Americas, Europe, Australia and Asia as our operations grow internationally and market demand increases.
We generally begin a customer relationship with the sale of one of our primary products or services, such as The Raiser's Edge, Blackbaud CRM or Luminate, and then offer additional products and services to the customer as the organization's needs increase. As our business model evolves, we are increasingly beginning customer relationships with the sale of an integrated suite of cloud-based solutions.
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
Competition
The market for software and related services in the nonprofit sector is highly competitive and fragmented. For certain areas of the market, entry barriers are low. However, we believe our experience and full spectrum of solutions makes us a strong competitor. We expect to continue to see new competitors as the market matures and as nonprofit organizations become more aware of the advantages and efficiencies attainable through the use of specialized software. A number of diversified software enterprises have made acquisitions or developed products for the market, including Ellucian, Abila (formerly Sage Nonprofit Solutions), FrontStream Payments, Bloomerang and Campus Management. Other companies that compete with us, such as Microsoft, Salesforce.com and Oracle, have greater marketing resources, revenue and market recognition than we do. They offer some products that are designed specifically for nonprofits, in addition to some of their general products, which have a degree of functionality for nonprofits that could be considered competitive. These larger companies could decide to focus more on the nonprofit sector with new, directly competitive products or through acquisitions of our current competitors.

We mainly face competition from four sources:

•	Software developers offering specialized products designed to address specific needs of nonprofit organizations, some of which are sold with subscription pricing;

•	Custom-developed products created either internally or outsourced to custom service providers;

•
Providers of traditional, less automated fundraising services, such as services that support traditional direct mail campaigns, special events fundraising, telemarketing and personal solicitations; and

•	Software developers offering general products not designed to address specific needs of nonprofit, charitable giving and educational organizations.
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
In the independent and family foundation market, we encounter competition primarily from smaller companies with products that range from simple grantmaking solutions to custom developed platforms. Competitors in the family foundation market include Fluxx and Foundant. The competition we face in the corporate giving/grantmaking and employee volunteering market comes primarily from three sources: providers of end-to-end solutions that combine grant making and CSR functionality such as CyberGrants and JK Group; providers of standalone CSR software including VolunteerMatch; and providers of grants management software. Lastly, in the community foundations segment, our competitors include Stellar and Salesforce.com.
Research and Development
We have made substantial investments in research and development and expect to continue to do so as a part of our strategy to introduce additional products and services. As of December 31, 2014, we had 576 employees working on research and development. Our research and development expenses for 2014, 2013 and 2012 were $77.2 million, $65.6 million and $64.7 million, respectively.
Technology and Architecture
We have products, such as Blackbaud CRM, that are built on the Microsoft.Net framework platform. These products are web-delivered applications utilizing a Service Oriented Architecture built on Internet standards and protocols such as HTTP, XML and SOAP. This architecture is designed to support flexible deployment scenarios including on-premise, hosted and cloud-based applications. The applications expose web service application programming interfaces so that functionality and business logic can be accessed programmatically from outside the context of an interactive user application.
Each of our Luminate products, including Luminate Online, Luminate CRM and TeamRaiser, are cloud-based applications that are open and extensible and employ a multi-tenant architecture requiring only a web browser for client access. Luminate Online and TeamRaiser share a common codebase and database, and are built on the Java runtime environment. Luminate CRM is built on the SalesForce.com platform.
Our version 7.x generation products (e.g. The Raiser's Edge and Blackbaud CRM) utilize a three-tier client server architecture built on the Microsoft Component Object Model, or COM.

Regardless of product choice, our development strategies are designed to be:

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
Intellectual Property and Other Proprietary Rights
To protect our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws in various jurisdictions, as well as employee and third-party nondisclosure agreements and confidentiality procedures. We have a number of registered trademarks, including “Blackbaud,” “The Raiser's Edge” and “Luminate.” We have applied for additional trademarks. We currently have two active patents on our technology, and have a total of three pending patent applications.
Employees
As of December 31, 2014, we had 3,033 employees, none of which are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.
Seasonality
For a discussion of seasonal variations in our business, see “Management’s discussion and analysis of financial conditions and results of operations — Seasonality” in Item 7 in this report.
Financial Information about Geographic Areas
For information about revenues by geographic region and long-lived assets by geographic region, please see Note 18 to our consolidated financial statements. For a description of risks attendant to our non-U.S. operations, please see “Risk factors - If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer” in Item 1A in this report.
Working Capital
For a discussion of our working capital practices, see “Management’s discussion and analysis of financial conditions and results of operations — Liquidity and capital resources” in Item 7 in this report.
Available Information
Our website address is www.blackbaud.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after such material is electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC, but other information on our website is not incorporated into this report. The SEC maintains an Internet site that contains these reports at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Executive Officers
The following table sets forth information concerning our executive officers as of February 15, 2015:

Name	Age	Title
Michael P. Gianoni	54	President and Chief Executive Officer
Anthony W. Boor	52	Executive Vice President and Chief Financial Officer
Charles T. Cumbaa(1)	62	Executive Vice President, Corporate and Product Strategy Interim President, Enterprise Customer Business Unit
Kevin Mooney	56	President, General Markets Business Unit
Bradley J. Holman	53	President, International Business Unit
John J. Mistretta	59	Executive Vice President of Human Resources

(1)
In January 2015, Joseph W. Moye tendered his resignation from his position as President, Enterprise Customer Business Unit effective as of January 30, 2015. Mr. Moye will continue as an employee of the Company until March 15, 2015 in a transitional capacity. Mr. Cumbaa, was appointed as interim head of the Enterprise Customer Business Unit while we search for Mr. Moye’s replacement.

Michael P. Gianoni joined us as President and Chief Executive Officer in January 2014. Prior to joining us, he served as Executive Vice President and Group President, Financial Institutions at Fiserv, Inc., a global technology provider serving the financial services industry, from January 2010 to December 2013. He joined Fiserv as President of its Investment Services division in December 2007. Mr. Gianoni was Executive Vice President and General Manager of CheckFree Investment Services, which provided investment management solutions to financial services organizations, from June 2006 until December 2007 when CheckFree was acquired by Fiserv. From May 1994 to November 2005, he served as Senior Vice President of DST Systems Inc., a global provider of technology-based service solutions. Mr. Gianoni is a member of the Board of Directors of Teradata Corporation, a publicly traded global big data analytics and marketing applications company. He holds an AS in electrical engineering from Waterbury State Technical College, a BS with a business concentration from Charter Oak State College, and an MBA and an honorary Doctorate, from the University of New Haven.

Anthony W. Boor joined us as Senior Vice President and Chief Financial Officer in November 2011 and served as our interim President and Chief Executive Officer from August 2013 to January 2014. In January 2015, Mr. Boor's title was changed to Executive Vice President and Chief Financial Officer. Prior to joining us, he served as an executive with Brightpoint, Inc., a global provider of device lifecycle services to the wireless industry, beginning in 1999, most recently as its Executive Vice President, Chief Financial Officer and Treasurer. He also served as the interim President of Europe, Middle East and Africa during Brightpoint's significant restructuring of that region. Mr. Boor served as Director of Business Operations for Brightpoint North America from August 1998 to July 1999. Prior to joining Brightpoint, Mr. Boor was employed in various financial positions with Macmillan Computer Publishing, Inc., a Viacom owned book publishing company specializing in computer hardware and software related topics, Day Dream Publishing, Inc., a publishing company specializing in calendars, posters and time management materials, Ernst & Young LLP, an accounting firm, Expo New Mexico, a state owned fair and expo grounds and live pari-mutual horse racing venue, KPMG LLP, an accounting firm, and Ernst & Whinney LLP, an accounting firm. He holds a BS in Accounting from New Mexico State University.

Charles T. Cumbaa has served as our Senior Vice President of Corporate and Product Strategy since May 2012 and now serves as our Executive Vice President of Corporate and Product Strategy, and our Interim President, Enterprise Customer Business Unit since January 2015. He joined us in May 2001 and served as Senior Vice President of Products and Services until December 2009. He also served as our President, Enterprise Customer Business Unit from January 2010 to April 2012. Prior to joining us, Mr. Cumbaa was Executive Vice President with Intertech Information Management, a provider of document management solutions, from December 1998 until October 2000. From 1992 until 1998, he was President and Chief Executive Officer of Cognitech, Inc., a software company he founded. From 1984 to 1992 he was Executive Vice President of Sales and Services at Sales Technologies, a sales force automation company. Prior to that, he was employed by McKinsey & Company, a consulting firm. Mr. Cumbaa holds a BA from Mississippi State University and an MBA from Harvard Business School.

Kevin W. Mooney has served as our President, General Markets Business Unit since January 2010. He joined us in July 2008 as our Chief Commercial Officer. Before joining Blackbaud, Mr. Mooney was a senior executive at Travelport GDS from August 2007 to May 2008. As Chief Commercial Officer of Travelport GDS, one of the world's largest providers of information services and transaction processing to the travel industry, Mr. Mooney was responsible for global sales, marketing, training, service and support activities. Prior to that he was Chief Financial Officer for Worldspan from March 2005 until it was acquired by Travelport in August 2007. Mr. Mooney has also held key executive positions in the telecommunications industry and he is a member of the Board of Directors of Level 3 Communications, Inc., a publicly traded global managed network services company. Mr. Mooney graduated from Seton Hall University and holds an MBA in Finance from Georgia State University.

Bradley J. Holman has served as our President, International Business Unit since November 2010. Prior to joining Blackbaud, Mr. Holman served as Partner and Chief Commercial Officer at ATI Business Group, a Jakarta-based company that provides outsourcing and technical services to the aviation and travel sectors, from February 2010 to October 2010. Prior to that, from June 2006 to February 2010, Mr. Holman served as President of Travelport's Asia Pacific operations, which provides information services and transaction processing to the travel industry. From July 2001 to May 2006, Mr. Holman held various senior management roles at Travelport, including Senior Vice President of airline services in Asia Pacific and Managing Director of operations in Europe, Middle East and Africa. Mr. Holman holds a BCom. from University of Western Australia.

John J. Mistretta joined us as our Senior Vice President of Human Resources in August 2005. In January 2015, Mr. Mistretta's title was changed to Executive Vice President of Human Resources. Prior to joining us, Mr. Mistretta was an Executive Vice President of Human Resources and Alternative Businesses at National Commerce Financial Corporation, a financial services company, from 1998 to 2005. Earlier in his career, Mr. Mistretta held various senior Human Resources positions over a thirteen year period at the banking firm Citicorp. Mr. Mistretta holds a MS in Counseling and a BA in Psychology from the State University of New York at Oswego.
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
Our market is fragmented, highly competitive and rapidly evolving and there are limited barriers to entry for some aspects of this market. We mainly face competition from four sources:

•	Software developers offering specialized products designed to address specific needs of nonprofit, charitable giving and educational organizations, some of which are sold with subscription pricing;

•
Providers of traditional, less automated fundraising services, such as services that support traditional direct mail or email campaigns, special events fundraising, telemarketing and personal solicitations;

•	Custom-developed products created either internally or outsourced to custom service providers; and

•	Software developers offering general products not designed to address specific needs of nonprofit, charitable giving and educational organizations.
The companies we compete with and other potential competitors may have greater financial, technical and marketing resources and generate greater revenue and better name recognition than we do. Companies such as Microsoft, Salesforce.com and Oracle offer some products that are designed specifically for nonprofit organizations, and also have products with a degree of functionality for nonprofit organizations that could be considered competitive. Also, if one or more of our competitors or potential competitors were to merge or partner with one of our other competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, a large diversified software enterprise, such as Microsoft, Oracle or Salesforce.com, could decide to enter the market directly, including through acquisitions. Competitive pressures can adversely impact our business by limiting the prices we can charge our customers and making the adoption and renewal of our solutions more difficult.

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
We derive a substantial portion of our revenue from the sale of The Raiser's Edge, Luminate Online, Blackbaud CRM and The Financial Edge, and other products that help customers manage constituent relationships and related services, and we expect revenue from these products and related services to continue to account for a substantial portion of our total revenue for the foreseeable future. For example, revenue from the sale of The Raiser's Edge and related services represented approximately 24%, 28% and 30% of our total revenue in 2014, 2013 and 2012, respectively. Because we often sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support, our future license, services and maintenance revenue are substantially dependent on sales to new customers. On the other hand, for our subscription products, we sell our software on an annual or multiyear basis and for annualized fees substantially lower than we would charge for a perpetual license for the same product, so that we depend on customer renewals for future revenues. If renewal rates for the products are lower than expected for any reason, our operating results would be materially and adversely affected. In addition, we frequently sell these or similar products to new customers and then attempt to generate incremental revenue from the sale of additional products and services. If demand for The Raiser's Edge, Luminate Online, Blackbaud CRM, The Financial Edge or similar products declines significantly, our business would suffer.
We encounter lengthy sales cycles, which could have an adverse effect on the amount, timing and predictability of our revenue and sales.
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
If we are unsuccessful in closing sales after expending significant funds and management resources or if we experience delays as discussed above, it could have a material adverse effect on the amount, timing and predictability of our revenue and on our operating results.

We encounter long and complex implementation cycles, particularly for our largest customers, which could have an adverse effect on our profitability and the timing and predictability of our revenue.
The implementation of our products and services, particularly in our large CRM engagements, frequently involves complex configuration, business process reengineering and system interfaces and can extend for a year or more. Our enterprise CRM product offerings are complex and we may experience unanticipated implementation challenges or complexities in these engagements. Further, these projects typically are heavily dependent on customer participation, communication and timely responsiveness throughout the implementation cycle. As the complexity of these engagements increases, our revenues and profitability could suffer from delays in project completion and having to perform unplanned incremental services at rates substantially below our normal hourly rates or make investments in the form of non-billable service hours or other concessions. In certain arrangements, our ability to recognize revenue may be delayed until acceptance of the implemented product by the customer. If we are unsuccessful in implementing our products or if we experience delays, it could have a material adverse effect on our profitability and the timing and predictability of our revenue.

If our customers do not renew their annual maintenance and support agreements or subscriptions for our products or if they do not renew them on terms that are favorable to us, our business might suffer.
Most of our maintenance agreements are for a one year term. Our subscription arrangements are typically either for a one year term or a three year term. As the end of the annual period approaches, we seek the renewal of the agreement with the customer. Historically, maintenance and subscriptions renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements or subscriptions with us on beneficial terms or at all, our business, operating results and financial condition could be harmed. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our products and services and their ability to continue their operations and spending levels.
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
In recent years, much of our revenue growth was derived from increased subscription offerings, including SaaS. This business model depends heavily on achieving economies of scale because the initial upfront investment is costly and the associated revenue is recognized on a ratable basis, such as our recently announced Raiser's Edge NXT and Financial Edge NXT products. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and demand for the subscription software pricing models, then our business and operating results could be adversely affected. The additional investments required to meet customer demand will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.
Defects, delays or interruptions in our cloud-based and hosting services could diminish demand for these services and subject us to substantial liability.
We currently utilize data center hosting facilities to provide cloud-based and hosting services to our customers. Any damage to, or failure of, our data center systems generally could result in interruptions in service to our customers, notwithstanding any disaster recovery arrangements that may currently be in place at these facilities. Because our cloud-based and hosting service offerings are complex, and we have incorporated a variety of new computer hardware and software systems at our data centers, our services might have errors or defects that users identify after they begin using our services. This could result in unanticipated downtime for our customers and harm to our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our Internet-based services and new errors might again be detected in the future. In addition, our customers might use our Internet-based offerings in unanticipated ways that cause a disruption in service for other customers attempting to access their data.

Because our customers use these services for important aspects of their businesses, any defects, delays or disruptions in service or other performance problems with our services could hurt our reputation and damage our customers' businesses. If that occurs, customers could elect to cancel their service, delay or withhold payment to us, not purchase from us in the future or make claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. Any of these could harm our business and our reputation.
The market for software and services for nonprofit, charitable giving and educational organizations might not grow and these organizations might not continue to adopt our products and services.
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
Advances in computer capabilities, computer hacker attacks, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the technology we use to protect sensitive transaction data. If any such compromise of our security, or the security of our customers, were to occur, it could result in misappropriation of proprietary information or interruptions in operations and have an adverse impact on our reputation or the reputation of our customers. All of our products are currently certified as Payment Application Data Security Standard compliant. Currently some of our products are not fully compliant with Payment Card Industry Data Security Standard, or PCI DSS. Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of card data to help prevent credit card fraud. Failure to comply may subject us to fines, penalties, damages and civil liability. If we are not fully compliant and our customers believe we are unable to detect and prevent unauthorized use of credit cards or confidential donor data, our business may be harmed. Conforming our products and services to PCI DSS or other payment services related regulations is also expensive and time-consuming. Additionally, if we do not comply with PCI DSS, issuing banks may believe that the transactions of our customers are compromised and may refuse to process those transactions. Any such refusal could harm the reputation of our products and our business.
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

As a result of the evolution of our business model to meet customer demand, nearly 70% of our revenue is now from subscriptions and services, which produces substantially lower gross margins than our traditional license and maintenance revenue. Continuation of this trend will dilute our overall gross margins.
Over the past several years we have evolved our business model toward subscription and service based delivery and away from the traditional software model of perpetual licenses with term-based maintenance. For example, in 2014 our subscriptions and services revenue together comprised nearly 70% of our total revenue. These changes in our model have been driven by customer demand, and we believe have the long-term benefit of producing more predictable and recurring long-term revenue streams. However our subscription and services revenue generate substantially lower gross margins than our product license revenue. For example, in 2014, our subscriptions and services gross margins were 49% and 17%, respectively, whereas for the same period our license and maintenance revenue gross margins were 89% and 83%, respectively. We expect that over time the shift toward subscription and services revenue will continue. If we are unable to achieve economies of scale in our subscription business or increase efficiency in our services business, our overall margins will be adversely affected. Additionally, if our customers and prospects, desire to adopt our subscription offerings much more rapidly than we currently anticipate and we are unable to respond in a timely fashion, we could encounter significant adverse effects to our business, including substantial capital expenditures, reduction in profitability, decrease in revenue growth and/or we could become potentially less competitive, resulting in a loss of market share.

Certain of our services are contracted under fixed fee arrangements, which we base on estimates. If our estimated number of hours to perform implementation services on a fixed fee engagement are less than our actual hours, our operating results would be adversely affected. Services revenue as a percentage of total revenue has varied significantly from quarter to quarter due to fluctuations in licensing revenue, economic changes, varying accounting treatments, changes in the average selling prices for our products and services, our customers' acceptance of our products and our sales force execution. In addition, the volume and profitability of services can depend in large part upon:

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
If we fail to respond to technological changes and successfully introduce new and improved products, our competitive position may be harmed and our business may suffer.
The software industry is characterized by technological change, evolving industry standards in hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products encompassing new technologies, such as our recently announced Raiser's Edge NXT and Financial Edge NXT products, can render existing products obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to continue to enhance existing products and develop and introduce in a timely manner or acquire new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. There is no assurance that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Further, there can be no assurance that the products, capabilities or technologies developed by others will not render our products or technologies obsolete or noncompetitive. In addition, because our service is designed to operate on a variety of network hardware and software platforms using a standard browser, we will need to continuously modify and enhance our service to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We have made and continue to make significant investments to develop new technologies, and these investments may not bear fruit. Occasionally, we have been required to write down investments in product development after determining that we would no longer pursue the related product opportunity in accordance with evolving industry and customer requirements. If we are unable to develop or acquire on a timely and cost-effective basis new software products or enhancements to existing products or if such new products or enhancements do not achieve market acceptance, our business, results of operations and financial condition may be materially adversely affected.

Because competition for highly qualified personnel is intense, we might not be able to attract and retain key personnel and personnel we need to support our planned growth.
To meet our objectives successfully, we must attract and retain highly qualified personnel with specialized skill sets. If we are unable to attract suitably qualified management, there could be a material adverse impact on our business. In addition, to execute our continuing growth plans, we need to increase the size and maintain the quality of our sales force, software development staff and our professional services organization. Competition for qualified personnel can be intense, and we might not be successful in attracting and retaining them. The pool of qualified personnel with experience working with or selling to nonprofit, charitable giving and educational organizations is limited overall and specifically in Charleston, South Carolina, where our principal office is located. Our ability to maintain and expand our sales, product development and professional services teams will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to, and the specific needs of, nonprofit, charitable giving and educational organizations. For these reasons, we have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales and services personnel to become productive, particularly with respect to obtaining and supporting major customer accounts. We might also engage additional third-party consultants as contractors, which could have a negative impact on our earnings. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our products and services, we could experience a shortfall in revenue or earnings and not achieve our planned growth.
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
We currently have non-U.S. operations in Canada, United Kingdom, the Netherlands, Ireland, Australia and New Zealand, and we intend to expand further into international markets. We have limited experience in international operations and might not be able to compete effectively in international markets. Our international offices generated revenues of approximately $72.7 million, $63.9 million and $61.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Accordingly, international revenue increased 13.8% and 4.8% in 2014 and 2013, respectively. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors.

If we are unable to grow our international operations in a cost effective and timely manner, our business and operating results could be harmed. Doing business internationally involves additional risks that could harm our operating results, including:

•	Difficulties associated with and costs of staffing and managing international operations;

•	Differing technology standards;

•	Difficulties in collecting accounts receivable and longer collection periods;

•	Political and economic instability;

•	Imposition of currency exchange controls;

•	Potentially adverse tax consequences;

•	Reduced protection for intellectual property rights in certain countries;

•	Dependence on local vendors;

•	Protectionist laws and business practices that favor local competition;

•	Compliance with multiple conflicting and changing governmental laws and regulations;

•	Seasonal reductions in business activity specific to certain markets;

•	Longer sales cycles;

•	Restrictions on repatriation of earnings or new taxation thereon;

•	Differing labor regulations;

•	Differing accounting rules and practices;

•	Restrictive and varying privacy regulations in different countries, particularly in the European Union;

•	Restrictions on the export of technologies such as data security and encryption;

•	Compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials; and

•	Import and export restrictions and tariffs.
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
The software applications underlying our services are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects in our software, and new errors in our existing software may be detected in the future. Any defects that cause interruptions to the availability of our services could result in adverse impacts to our business, including:

•	A reduction in sales or delay in market acceptance of our services;

•	Sales credits or refunds to our customers;

•	Loss of existing customers and difficulty in attracting new customers;

•	Diversion of development resources;

•	Harm to our reputation; and

•	Increased warranty and insurance costs.

After the release of our software, defects or errors may also be identified from time to time by our internal team and by our customers. The costs incurred in correcting any material defects or errors in our software may be substantial and could harm our operating results. Furthermore, our customers may use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts, impact our reputation and cause significant customer relations problems.
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
As part of our business strategy, we have made acquisitions in the past, and, we might acquire additional companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. The successful integration of acquired companies will require, among other things, coordination of various departments, including product development, engineering, sales and marketing and finance, as well as integration in our system of internal controls. Acquisitions and investments involve numerous risks, including:

•	Difficulties or delays in integrating operations, technologies, services, accounting and personnel;

•	Difficulties in supporting and transitioning customers of our acquired companies;

•	Diversion of financial and management resources from existing operations;

•	Risks of entering new sectors of the nonprofit, charitable giving and educational industries;

•	Potential loss of key employees; and

•	Inability to generate sufficient return on investment.
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
We recognize our maintenance and subscriptions revenue monthly over the term of the customer agreement. Most of our maintenance agreements are for a one year term. Our subscription arrangements are typically either for a one year term or a three year term. As a result, much of the revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales to new customers, renewals by existing customers or market acceptance of our products in any one quarter will not necessarily be fully reflected in the revenues in that quarter and will negatively affect our revenues and profitability in future quarters.
We significantly increased our leverage in connection with acquisitions.
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
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets could negatively affect our operating results.
As of December 31, 2014, we had $349.0 million and $229.3 million of goodwill and intangible assets, respectively. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of an asset is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations and financial condition.
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

Restrictions in our credit facility may limit our activities, including dividend payments, share repurchases and acquisitions.
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
Our customers and we are subject to a wide variety of tax laws and regulations in jurisdictions around the world. New or revised income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to our customers or us. Any changes to these existing tax laws could adversely affect our domestic and international business operations, and our business and financial performance. Additionally, these events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require our customers or us to pay fines and/or penalties and interest for past amounts deemed to be due. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers' and our compliance, operating and other costs, as well as the costs of our products. Any or all of these events could adversely impact our business and financial performance.
We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a charge against our earnings.
As of December 31, 2014, we had deferred tax assets of $56.8 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. This could be caused by, among other things, deterioration in performance, loss of key contracts, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business and a variety of other factors. If a deferred tax asset was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made. Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely affected.
Depending on future circumstances, it is possible that we might never realize the full value of our deferred tax assets. Any future determination of impairment of a significant portion of our deferred tax assets would have an adverse effect on our financial condition and results of operations.
Our ability to utilize our net operating loss carryforwards may be limited.
Included in our deferred tax asset balance is $11.2 million related to federal net operating loss carryforwards at December 31, 2014. Our federal net operating loss carryforwards are subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors set forth in the Internal Revenue Code. If our net operating loss carryforwards are further limited, and we have taxable income that exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration, which would have an adverse effect on our future cash flow, financial condition and results of operations.

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
Fundamental to the use of our products is the secure collection, storage and transmission of confidential donor and end user information, including in our payment processing business. The network and application security, internal control measures, and physical security procedures we employ to safeguard our systems may not be sufficient to prevent a security breach, intrusion, loss or theft of personal information, which may harm our business, reputation and future financial results. Any such breach may require significant resources to address, including notification under data privacy regulations.
Additionally, despite our efforts to combat such threats, computer hackers may attempt to penetrate or bypass our data protection and other security measures and gain unauthorized access to our networks, systems and data or compromise the confidential information of data of our customers. Computer hackers may be able to develop and deploy computer viruses, worms, and other malicious software programs that could attack our products and services, exploit potential security vulnerabilities of our products and services, create system disruptions and cause shutdowns or denials of service. Data may also be accessed or modified improperly as a result of employee or supplier error or malfeasance and third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’ data or our IT systems. These risks for us will increase as we continue to grow our cloud-based offerings and services, store and process increasingly large amounts of our customers’ confidential information and data, host or manage parts of our customers’ business in cloud-based IT environments and grow our payment processing business, especially in customer sectors involving particularly sensitive data such as health sciences, financial services and the government. We also have an active acquisition program and have acquired a number of companies, products, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to our acquisitions, we may still inherit such risks when we integrate these acquisitions within our business.
A compromise of our data security that results in customer or donor personal or credit card information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our online sales operations. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remedy such security vulnerabilities before they are exploited. Also, computers, including those that use our software, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We might be required to expend significant capital and other resources to protect further against security breaches or to rectify problems caused by any security breach. Even though we carry cyber-technology insurance policies that may provide insurance coverage under certain circumstances, we might suffer losses as a result of a security breach that exceed the coverage available under our insurance policies or for which we do not have coverage.
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

Governments in some jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. This legislation could reduce the demand for our software products if we fail to design or enhance our products to enable our customers to comply with the privacy and security measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer data privacy legislation. For example, we are subject to the privacy provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and might be subject to similar provisions of the Gramm-Leach-Bliley Act and related regulations. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. As part of the American Recovery and Reinvestment Act of 2009, Congress passed the Health Information Technology for Economic and Clinical Health Act, or HI-TECH Act. The HI-TECH Act expands the reach of data privacy and security requirements of HIPAA to service providers. HIPAA and associated United States Department of Health and Human Services regulations permit our customers in the healthcare industry to use certain demographic protected health information (such as name, email or physical address and dates of service) for fundraising purposes and to disclose that subset of protected health information to their service providers for fundraising. We may be included in this service provider group under the revised HIPAA regulations by virtue of our service provider relationship with our customers in the healthcare industry. In general, we seek to contractually prohibit our healthcare industry customers from using other types of health information of their clients for fundraising purposes that would be non-compliant with HIPAA, but we believe monitoring our healthcare customers' compliance with such prohibitions is not legally required of service providers and would be cost prohibitive. The law and regulations under HI-TECH are new and still subject to change or interpretation by legal authorities that could cause additional compliance burdens. If our customers or we were found to be subject to and in violation of any of these laws or other data privacy laws or regulations, our business could suffer and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on our customers and us and make it more difficult for donors to make online donations.
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
Increasing government regulation could affect our business.
We are subject to regulations applicable to businesses generally as well as laws and regulations directly applicable to electronic commerce and other regulations. State, federal and foreign governments may adopt new laws and regulations applicable to our business. Any such legislation or regulation could dampen the growth and decrease the acceptance of the Internet and online commerce. If such a decline occurs, companies may decide in the future not to use our products and services. Any new laws or regulations in the following areas, among others, could negatively affect our business:

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

Pending and enacted legislation at the state and federal levels, including those related to fundraising activities, may also restrict further our information gathering and disclosure practices, for example, by requiring us to comply with extensive and costly registration, reporting or disclosure requirements. Any substantial increase in government regulation affecting our business, or any failure to comply with existing regulations, could require substantial investments to achieve compliance, which could adversely affect our operating results and financial condition.
General economic factors, both domestically and internationally, might adversely affect our financial performance.
General economic conditions, globally or in one or more of the markets we serve, might adversely affect our financial performance. Weakness in the financial and housing markets, inflation, higher levels of unemployment, unavailability of consumer credit, higher consumer debt levels, volatility in credit, equity and foreign exchange markets, higher tax rates and other changes in tax laws, overall economic slowdowns and other economic factors could adversely affect donations to nonprofits, reducing their revenue and, therefore, possibly their demand for the products and services we sell and lengthen our sales and payment cycles. In addition, these adverse economic conditions could reduce charitable transactions executed through our payments platform, which would adversely affect our revenue and net income. Higher interest rates, inflation, higher costs of labor, insurance and healthcare, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States could increase our cost of sales and operating, selling, general and administrative expenses and otherwise adversely affect our operations and operating results. These factors affect not only our operations, but also the operations of suppliers from whom we purchase or license products and services, a factor that could result in an increase in the cost to us of our products and services, reducing our margins. These factors also affect our customers who may reduce their purchasing of our solutions due to adverse effects of certain economic factors.
Our operations might be affected by the occurrence of a natural disaster or other catastrophic event.
We depend on our principal executive offices and other facilities for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks, computer hacker attacks and natural disasters such as hurricanes and earthquakes, could disrupt one or more of these facilities and adversely affect our operations. Our principal executive offices are located in a coastal region that has experienced hurricanes in the past. Even though we carry business interruption insurance policies and typically have provisions in our commercial contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.
Item 1B. Unresolved staff comments
None.
Item 2. Properties
We lease our headquarters in Charleston, South Carolina which consists of approximately 220,000 square feet. The lease on our Charleston headquarters expires in October 2024, and we have the option for two 5-year renewal periods. We also lease additional office space in Charleston, South Carolina; Austin, Texas; Indianapolis, Indiana; Cambridge, Massachusetts; Washington D.C.; San Diego and Emeryville, California; Overland Park, Kansas; Lincoln, Nebraska; Miami, Florida; Bedford, New Hampshire; Edina, Minnesota; New York, New York; Almere, the Netherlands; Glasgow, Scotland; Dublin, Ireland; London, England; East Brisbane, Australia; and Sydney, Australia. We believe that our properties are in good operating condition and adequately serve our current business operations for all of our business segments. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
Item 3. Legal proceedings
From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.
Item 4. Mine safety disclosures
Not applicable.

PART II
Item 5. Market for registration's common equity, related stockholder matters and issuer purchases of equity securities
Our common stock is trading on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “BLKB.” The following table sets forth, for the quarterly reporting periods indicated, the high and low market prices for shares of our common stock, as reported by NASDAQ, and dividend per share information.

	Common Stock Market Prices
	High	Low	Dividends Declared
Fiscal year ended December 31, 2014
Fourth quarter	$45.86	$37.38	$0.12
Third quarter	40.99	33.62	0.12
Second quarter	36.33	29.42	0.12
First quarter	38.84	29.99	0.12
Fiscal year ended December 31, 2013
Fourth quarter	$42.23	$33.88	$0.12
Third quarter	40.00	32.54	0.12
Second quarter	34.44	27.68	0.12
First quarter	30.84	22.85	0.12
As of February 12, 2015, there were approximately 147 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record. On February 12, 2015, the closing price of our common stock was $43.95.

Stock performance graph
The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The graph covers the most recent five-year period ending December 31, 2014. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2009, and that all dividends are reinvested.

December 31,	2009	2010	2011	2012	2013	2014
Blackbaud, Inc.	$100.00	$111.71	$121.73	$102.22	$171.14	$199.28
NASDAQ Composite Index	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Computer & Data Processing Index	100.00	106.82	107.70	115.65	176.58	202.04

Common stock acquisitions and repurchases
 The following table provides information about shares of common stock acquired or repurchased during the three months ended December 31, 2014. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares acquired or purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plan or programs (in thousands)
Beginning balance, October 1, 2014				$50,000
October 1, 2014 through October 31, 2014	—	$—	—	50,000
November 1, 2014 through November 30, 2014	134,030	44.85	—	50,000
December 1, 2014 through December 31, 2014	2,875	44.98	—	50,000
Total	136,905	$44.85	—	$50,000

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
In accordance with this dividend policy, we paid quarterly dividends at an annual rate of $0.48 per share in 2014 and 2013, resulting in aggregate dividend payments to stockholders of $22.1 million in each of 2014 and 2013. In February 2015, our Board of Directors approved an annual dividend rate of $0.48 per share for 2015. We declared a first quarter dividend of $0.12 per share payable on March 13, 2015, to stockholders of record on February 27, 2015, and currently intend to pay quarterly dividends at an annual rate of $0.48 per share of common stock for each of the remaining fiscal quarters in 2015. Dividends at this rate would total approximately $22.6 million in the aggregate on our common stock in 2015 (assuming 47.0 million shares of common stock are outstanding, net of treasury stock).
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

Assumptions and considerations
We estimate that the cash necessary to fund dividends on our common stock for 2015 at an annual rate of $0.48 per share is approximately $22.6 million (assuming 47.0 million shares of common stock are outstanding, net of treasury stock).

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
We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2015, including dividends and purchases under our stock repurchase program. See “Management’s discussion and analysis of financial conditions and results of operations — Liquidity and capital resources” in Item 7 in this report.
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
We have estimated our dividend only for 2015, and we cannot assure our stockholders that during or following 2015 we will pay dividends at the estimated levels, or at all. We are not required to pay dividends and our Board of Directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our Board of Directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Indeed, over time our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.
We believe that our dividend policy could limit, but not preclude, our ability to pursue growth as we intend to retain sufficient cash after the distribution of dividends to permit the pursuit of growth opportunities. In order to pay dividends at the level currently anticipated under our dividend policy and to fund any substantial portion of our stock repurchase program, we expect that we could require financing or borrowings to fund any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our anticipated capital expenditure levels. Management will evaluate potential growth opportunities as they arise and, if our Board of Directors determines that it is in our best interest to use cash that would otherwise be available for distribution as dividends to pursue an acquisition opportunity, to materially increase capital spending or for some other purpose, the Board would be free to depart from or change our dividend policy at any time.
Restrictions on payment of dividends
Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2014, we had $14.7 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2015 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2015, our Board of Directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.
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

Item 6. Selected financial data
The selected financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” in Item 7 in this report and our financial statements and the related notes included elsewhere in this report to fully understand factors, including our business acquisitions and presentation of certain of our subscriptions revenues and costs on a gross basis effective October 2013, that may affect the comparability of the information presented below.
The following data, insofar as it relates to each of the years ended December 31, 2014, 2013 and 2012, has been derived from the audited annual financial statements, including the consolidated balance sheets at December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for the three years ended December 31, 2014, 2013 and 2012 and notes thereto appearing elsewhere herein. The following data, insofar as it relates to each of the years ended December 31, 2011 and 2010, and the consolidated balance sheets as of December 31, 2012, 2011 and 2010 are derived from audited financial statements not included in this report.

	Year ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
SUMMARY OF OPERATIONS
Total revenue	$564,421	$503,817	$447,419	$370,868	$326,565
Total cost of revenue	273,438	232,663	202,460	157,194	132,139
Gross profit	290,983	271,154	244,959	213,674	194,426
Total operating expenses	244,619	219,612	225,524	162,746	148,402
Income from operations	46,364	51,542	19,435	50,928	46,024
Net income	28,290	30,472	6,583	33,220	29,187
PER SHARE DATA
Basic net income	$0.63	$0.68	$0.15	$0.76	$0.68
Diluted net income	0.62	0.67	0.15	0.75	0.67
Cash dividends	0.48	0.48	0.48	0.48	0.44
BALANCE SHEET DATA
Total assets	$943,183	$706,610	$705,747	$392,590	$323,806
Deferred revenue, including current portion	221,274	190,574	185,018	163,437	150,661
Total debt, including current portion	280,571	152,908	215,500	—	—
Total long-term liabilities	336,263	188,384	246,368	12,547	9,319

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
Executive summary
We provide software and services for the nonprofit, charitable giving and education communities. Our offerings include a full spectrum of cloud-based and on-premise solutions, and related services for organizations of all sizes, including nonprofit fundraising and relationship management, marketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility, education and other solutions. We continue to make investments in our product portfolio and go-to-market organization to ensure we are properly positioned to benefit from shifts in the market, including demand for our subscription-based offerings. As of December 31, 2014, we had more than 30,000 active customers including nonprofits, K12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations.
During 2014, we began executing on the following five growth and operational improvement strategies targeted to drive an extended period of quality enhancement, product and service innovation, and increasing operating efficiency and financial performance:

1.	Accelerate organic revenue growth;

2.	Accelerate our product portfolio's move to the cloud;

3.	Expand our total addressable market;

4.	Optimize our back-office infrastructure; and

5.	Implement a 3-year margin improvement plan.
We completed our acquisition of MicroEdge in October 2014 for an aggregate purchase price of $159.8 million in cash. MicroEdge is a leading provider of high-performance solutions that enable the worldwide giving community to organize, simplify and measure their acts of charitable giving. The acquisition of MicroEdge expands our offerings in the philanthropic giving sector with MicroEdge’s comprehensive technology solutions for grant-making, corporate social responsibility and foundation management.
Additionally, we completed our acquisition of WhippleHill in June 2014 for an aggregate purchase price of $35.0 million in cash. WhippleHill is a leading provider of cloud-based solutions designed exclusively to serve K12 private schools. The acquisition of WhippleHill expanded our offerings in the K12 technology sector.
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing 2014 to 2013 and 2012. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of acquired companies.
We derive revenue from charging subscription fees for the use of our cloud-based solutions, selling perpetual licenses and providing a broad offering of services, including consulting, training, installation and implementation services, as well as ongoing customer support and maintenance. Furthermore, we derive revenue from providing hosting services, performing donor prospect research engagements, selling lists of potential donors, providing transaction and payment processing services, benchmarking studies and data modeling services. We have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services into our existing product portfolio and the sale of these services to new and existing customers.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

As a result of third-party contractual changes, certain of our subscriptions revenues and costs associated with our payment processing services are presented on a gross basis since October 2013, whereas comparable revenues and costs are presented on a net basis in the prior periods. As such, total revenue, total cost of revenue, subscriptions revenue and cost of subscriptions revenue for prior periods are not directly comparable, although gross profit, operating income and net income were unaffected by the prospective change. An analysis of our historical financial statements for the four quarters and year ended December 31, 2013 presented on a basis comparable to 2014 can be found at www.blackbaud.com/investorrelations, which is intended to assist with the evaluation of our performance in light of the change in presentation.
Overall, revenue in 2014 increased $60.6 million or 12% when compared to 2013. When removing the $21.1 million of incremental 2014 revenue attributable to the change in presentation referenced above and incremental revenue of $4.5 million and $5.8 million from WhippleHill and MicroEdge, respectively, revenue increased 6% during 2014 when compared to 2013. This increase was primarily the result of growth in recurring revenue, which includes subscriptions revenue and maintenance revenue. During 2014, we experienced an increase in demand for our cloud-based and hosted fundraising solutions as our business continues to shift towards providing predominantly subscription-based offerings. Subscriptions revenue also benefited from increases in the number of customers and volume of transactions for which we process payments, as well as variable transactions associated with the use of our solutions to fundraise online. The increase in maintenance revenue is attributable to maintaining high customer retention rates, new customer license agreements and increases in contracts with existing customers during 2014 when compared to 2013.
Income from operations in 2014 decreased by $5.1 million or 10% when compared to 2013. The decrease in income from operations was primarily attributable to $17.5 million of incremental investments we made during 2014 that were targeted to drive the success of our five growth and operational improvement strategies discussed above. Also contributing to the decrease in income from operations during 2014 compared to 2013 were increases in amortization of intangible assets arising from our acquisitions of WhippleHill and MicroEdge of $1.5 million, net acquisition-related expenses of $1.3 million and the impairment of capitalized software development costs of $1.6 million. These unfavorable impacts on income from operations were partially offset by the increases in subscriptions and maintenance revenue discussed above.
At December 31, 2014, our cash and cash equivalents were $14.7 million and outstanding borrowings under the 2014 Credit Facility were $282.4 million. During 2014, we generated $102.3 million in cash flow from operations and raised net debt of $129.5 million. In 2014 we used net cash of $188.9 million for the acquisitions of WhippleHill and MicroEdge, returned $22.1 million to stockholders by way of dividends and had cash outlays of $22.4 million for purchases of property and equipment and capitalized software development costs.
We plan to further increase our focus on subscription-based offerings and expand our payment processing and analytics services as we execute on our key growth initiatives and seek to strengthen our market leadership position, while achieving our targeted level of profitability. In the near term, we anticipate that there will continue to be an impact from our payment processing services on our overall gross and operating margins as growth in the volume of transactions where we provide payment processing services is expected to exceed the growth of certain other product and service offerings.
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

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Results of operations
During 2014, 2013 and 2012, we acquired companies that provided us with strategic opportunities to expand our share of the philanthropic giving market through the integration of complementary products and services to serve the changing needs of our customers. The following are the companies we acquired and their respective acquisition date:

•	MicroEdge Holdings, LLC (“MicroEdge”) – October 1, 2014;

•	WhippleHill Communications, Inc. (“WhippleHill”) – June 16, 2014;

•	MyCharity, Ltd. (“MyCharity”) – March 6, 2013; and

•	Convio, LLC (“Convio”) – May 4, 2012;
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing 2014 to 2013 and 2013 to 2012. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of acquired companies. Because we have integrated the Convio and MyCharity operations, it is impracticable to determine the operating costs attributable solely to these acquired businesses for 2014 and 2013.
Comparison of the years ended December 31, 2014 and 2013
Revenue by segment
The table below compares revenue by segment for 2014 and 2013.

	Year ended December 31,
(in millions, except percentages)	2014		2013	Change	% Change
ECBU	$219.9	(1)(2)	$195.6	$24.3	12%
GMBU	254.7	(1)(3)	225.3	29.4	13%
IBU	46.5	(1)	41.5	5.0	12%
Target Analytics	41.8		39.8	2.0	5%
Other	1.6		1.6	—	—%
Total revenue(4)	$564.4		$503.8	$60.7	12%

(1)
Included in ECBU, GMBU and IBU revenue for the year ended December 31, 2014 was $6.8 million, $13.2 million and $1.1 million, respectively, attributable to the prospective change in presentation from net to gross for revenue and costs associated with certain payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013.

(2)	Included in ECBU revenue for the year ended December 31, 2014 was $5.8 million attributable to the inclusion of MicroEdge.

(3)	Included in GMBU revenue for the year ended December 31, 2014 was $4.5 million attributable to the inclusion of WhippleHill.

(4)	The individual amounts for each segment may not sum to total revenue due to rounding.

When removing the impact attributable to the change in revenue presentation and acquisitions of WhippleHill and MicroEdge noted above, the increases in revenue for ECBU, GMBU and IBU during 2014 when compared to 2013 were primarily attributable to growth in subscriptions revenue. The growth in subscriptions resulted from an increase in demand for our cloud-based and hosted fundraising offerings, increases in the number of customers and the volume of transactions for which we process payments, and an increase in usage-based transaction revenue. Also contributing to the growth in ECBU, GMBU and IBU revenue were increases in maintenance revenue primarily from new customer license agreements and increases in contracts with existing customers. The growth in Target Analytics revenue during 2014 when compared to 2013 was primarily the result of increased demand for our subscription-based analytic service offerings.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Operating results
Subscriptions

	Year ended December 31,
(in millions, except percentages)	2014		2013	Change	% Change
Subscriptions revenue	$263.4	(1)(2)	$212.7	$50.7	24%
Cost of subscriptions	133.2	(1)(3)	93.7	39.5	42%
Subscriptions gross profit	$130.2		$119.0	$11.2	9%
Subscriptions gross margin	49%		56%

(1)
Included in subscriptions revenue and cost of subscriptions for 2014 was $21.1 million attributable to the prospective change in presentation from net to gross for revenue and costs associated with certain payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013.

(2)	Included in subscriptions revenue for 2014 was $2.7 million and $3.0 million attributable to the inclusion of WhippleHill and MicroEdge, respectively.

(3)
Included in cost of subscriptions for 2014 was $1.2 million attributable to the inclusion of WhippleHill. The impact on cost of subscriptions in 2014 as a result of the inclusion of MicroEdge was not significant.

Subscriptions revenue is comprised of revenue from charging for the use of our subscription-based software products, which includes providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, revenue from payment processing services as well as variable transaction revenue associated with the use of our products. We continue to experience growth in sales of our hosted applications and hosting services as we meet the demand of our customers that increasingly prefer subscription-based offerings. In addition, we have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing product portfolio and the sale of these services to new and existing customers.

Excluding the effects of the change in presentation associated with certain of our payment processing services and the inclusion of WhippleHill and MicroEdge as discussed above, the increase in subscriptions revenue during 2014 when compared to 2013 was primarily due an increase in demand for our cloud-based solutions including Luminate CRM, Luminate Online and Altru and for our hosted fundraising solutions including Blackbaud CRM, the Raiser's Edge and the Financial Edge. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments, and an increase in usage-based transaction revenue.
Cost of subscriptions is primarily comprised of human resource costs, hosting expenses, stock-based compensation expense, third-party royalty and data expenses, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations, transaction-based costs related to payments services, remittances of amounts due to third-parties under our payment processing services and other costs incurred in providing support and services to our customers.
Excluding the effects of the change in presentation associated with certain of our payment processing services as discussed above, the increase in cost of subscriptions during 2014 when compared to 2013 was primarily due to an increase in human resource costs of $10.5 million, an increase in amortization of intangible assets from business combinations of $1.7 million, an increase in allocated depreciation, facilities and IT support costs of $3.3 million. Also contributing to the increase in cost of subscriptions during 2014 was an increase in transaction-based costs related to our payments services. The increase in human resource costs was primarily due to an increase in subscription customer support directly related to our growing base of subscription customers. The increase in allocated costs was primarily a result of investments made to support anticipated growth in our operations. The inclusion of WhippleHill and MicroEdge also contributed to the increases in human resource costs and allocated costs.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

The decrease in subscriptions gross margin during 2014 when compared to 2013 was primarily a result of the prospective change in presentation from net to gross revenues and costs as discussed above, which had no impact on gross profit. Absent this presentation change, subscriptions gross margin was 54% for 2014 compared to 56% in 2013. The remaining decrease in subscriptions gross margin for 2014 when compared to 2013 was primarily due to increases in human resource costs and allocated costs outpacing the growth in subscriptions revenue as we expand headcount to support projected future subscriptions growth. In the near term, we anticipate that there will continue to be a negative impact from our payment processing services on our subscriptions gross margin as growth in the volume of transactions where we provide payment processing services is expected to exceed the growth of certain of our other subscription-based offerings.
Maintenance

	Year ended December 31,
(in millions, except percentages)	2014		2013	Change	% Change
Maintenance revenue	$147.4	(1)	$138.7	$8.7	6%
Cost of maintenance	25.5	(1)	25.7	(0.2)	(1)%
Maintenance gross profit	$121.9		$113.0	$8.9	8%
Maintenance gross margin	83%		81%

(1)	Included in maintenance revenue and cost of maintenance for 2014 was $1.9 million and $0.6 million, respectively, attributable to the inclusion of MicroEdge.
Maintenance revenue is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. Maintenance contracts are typically for a term of one year. Approximately 95% of our license customers with maintenance contracts were retained in 2014. This retention rate did not vary materially compared to prior periods. Over time, we anticipate a decrease in maintenance contract renewals as we transition our product portfolio to a subscription-based cloud delivery model and away from a perpetual license-based model.
Excluding the impact of MicroEdge, as discussed above, the increase in maintenance revenue during 2014 when compared to 2013 was primarily comprised of (i) $10.4 million of incremental maintenance from new customer license agreements and increases in contracts with existing customers; and (ii) approximately $4.2 million of incremental maintenance from contractual inflationary rate adjustments; partially offset by (iii) a $7.4 million reduction in maintenance from contracts that were not renewed and reductions in contracts with existing customers.
Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. When removing the incremental costs attributable to MicroEdge discussed above, cost of maintenance during 2014 decreased when compared to 2013 primarily as a result of a decrease in human resource costs. Human resource costs decreased primarily due to an increase in allocated customer support costs towards subscriptions which is directly related to our growing base of subscription customers and is a trend that is likely to continue.
Maintenance gross margin increased during 2014 when compared to 2013 primarily due to the incremental maintenance revenue from new customers associated with new license agreements and increases in contracts with existing customers combined with the decrease in human resource costs.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Services

	Year ended December 31,
(in millions, except percentages)	2014		2013	Change	% Change
Services revenue	$128.4	(1)	$126.5	$1.9	2%
Cost of services	106.5	(2)	104.0	2.5	2%
Services gross profit	$21.9		$22.5	$(0.6)	(3)%
Services gross margin	17%		18%

(1)	Included in services revenue for 2014 was $1.6 million attributable to the inclusion of WhippleHill. The impact on services revenue in 2014 as result of the inclusion of MicroEdge was not significant.

(2)	Included in cost of services for 2014 was $2.5 million and $0.8 million attributable to the inclusion of WhippleHill and MicroEdge, respectively.
We derive services revenue from consulting, implementation, education, analytic and installation services. Consulting, implementation and installation services involve converting data from a customer’s existing system, system configuration, process re-engineering and assistance in file set up. Education services involve customer training activities. Analytic services are comprised of donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services. These analytic services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product is intended to enable organizations to more effectively target their fundraising activities.
When removing the incremental services revenue attributable to WhippleHill discussed above, services revenue during 2014 remained relatively unchanged when compared to 2013. The continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services than our traditional on-premise perpetual license arrangements has negatively impacted consulting services revenue growth.
Cost of services is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations.
When removing the incremental cost of services related to WhippleHill and MicroEdge discussed above, cost of services remained relatively unchanged during 2014 when compared to 2013.
When removing the impact of WhippleHill and MicroEdge discussed above, services gross margin remained relatively unchanged during 2014 when compared to 2013.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

License fees

	Year ended December 31,
(in millions, except percentages)	2014	2013	Change	% Change
License fees revenue	$16.2	$16.7	$(0.5)	(3)%
Cost of license fees	1.8	2.8	(1.0)	(36)%
License fees gross profit	$14.4	$13.9	$0.5	4%
License fees gross margin	89%	83%

We derive license fees revenue from the sale of our software products under perpetual license agreements. During 2014, revenue from license fees decreased primarily as a result of a continued shift in our customers’ buying preferences away from solutions offered under perpetual license arrangements towards subscription-based hosted applications.
Cost of license fees is primarily comprised of third-party software royalties, variable reseller commissions, amortization of software development costs and amortization of intangibles from business combinations. The decrease in cost of license fees during 2014 when compared to 2013 was primarily due to a $0.6 million reduction in third-party software royalties as we sold fewer products with third-party software. Also contributing to the decrease in cost of license fees was a modest reduction in reseller commissions.
The increase in license fees gross margin during 2014 when compared to 2013 was primarily due to less sales of products with third-party software royalties associated with them relative to the decrease in license fees revenue.
Other revenue

	Year ended December 31,
(in millions, except percentages)	2014	2013	Change	% Change
Other revenue	$9.0	$9.2	$(0.2)	(2)%
Cost of other revenue	6.4	6.5	(0.1)	(2)%
Other gross profit	$2.6	$2.7	$(0.1)	(4)%
Other gross margin	29%	29%

Other revenue includes the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees. Other revenue and cost of other revenue during 2014 when compared to 2013 remained relatively unchanged.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Operating expenses
Sales and marketing

	Year ended December 31,
(in millions, except percentages)	2014	2013	Change	% Change
Sales and marketing expense	$107.4	$97.6	$9.8	10%
% of revenue	19%	19%

Sales and marketing expense includes human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

Sales and marketing expense increased during 2014 when compared to 2013 primarily due to increases in human resource costs, commission expense and allocated depreciation, facilities and IT support costs of $3.8 million, $2.2 million and $1.7 million, respectively. Human resource costs increased primarily due to incremental headcount to support the increase in sales and marketing efforts of our growing operations. Commission expense increased driven primarily by an increase in commissionable revenue during the 2014 when compared to 2013. Allocated costs increased primarily as a result of investments made to support anticipated growth in operations. Included in the overall increase in sales and marketing expense during 2014 compared to 2013 was more than $3.1 million related to our 2014 incremental operating investments targeted to accelerate organic revenue growth. The inclusion of WhippleHill and MicroEdge also contributed to the increases in human resource costs and allocated costs.

Sales and marketing expense as a percentage of revenue remained relatively unchanged during 2014 when compared to 2013.
Research and development

	Year ended December 31,
(in millions, except percentages)	2014	2013	Change	% Change
Research and development expense	$77.2	$65.6	$11.6	18%
% of revenue	14%	13%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new products, upgrading and enhancing existing products, and allocated depreciation, facilities and IT support costs.

Research and development expense increased during 2014 when compared to 2013 primarily due to increases in human resource costs, third-party contractor costs and allocated depreciation, facilities and IT support costs of $8.6 million, $4.2 million and $2.8 million, respectively. Partially offsetting these increases was a $5.1 million increase in the amount of software development costs that were capitalized from an increase in development activities that generate costs which qualify for capitalization as internal-use software. The inclusion of WhippleHill and MicroEdge also contributed to the increases in human resource costs and allocated costs. Included in the overall increase in research and development expense during 2014 compared to 2013 was more than $6.1 million related to our 2014 incremental operating investments, which contributed to the increased third-party contractor costs, as we made investments to optimize our product portfolio including enhancements to existing products as well as new product innovation.

Research and development expense as a percentage of revenue increased during 2014 when compared to 2013 primarily due to our 2014 incremental operating investments as discussed above.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

General and administrative

	Year ended December 31,
(in millions, except percentages)	2014	2013	Change	% Change
General and administrative expense	$58.3	$50.3	$8.0	16%
% of revenue	10%	10%

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

General and administrative expense increased during 2014 when compared to 2013 primarily due to increases in human resource and facilities costs and acquisition-related costs of $9.1 million, $4.5 million, and $1.3 million, respectively. Partially offsetting these increases were decreases in third-party contractor fees and other corporate costs of $1.3 million and $6.9 million. Human resource costs increased primarily due to additional resources needed to support the growth of our business and the inclusion of WhippleHill and MicroEdge. The increases in facilities and acquisition-related expenses were due to our acquisitions of WhippleHill and MicroEdge. The decrease in third-party contractor fees was primarily attributable to one-time costs incurred during 2013 for the implementation of certain back-office systems as well as our CEO search. Included in the overall increase in general and administrative expense during 2014 compared to 2013 was more than $0.7 million related to our 2014 incremental operating investments targeted to optimize our back-office infrastructure.

General and administrative expense as a percentage of revenue remained relatively unchanged during 2014 when compared to 2013.
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
We have acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, we recorded write-downs of acquired deferred revenue to fair value, which resulted in lower recognized revenue for a certain period of time until the related obligations to provide services are fulfilled. Therefore, our GAAP revenue after the acquisitions will not reflect the full amount of revenue that would have been reported if the acquired deferred revenue was not written down to fair value. The non-GAAP measures described below reverse the acquisition-related deferred revenue write-downs so that the full amount of revenue booked by the acquired companies is included, which we believe provides a more accurate representation of a revenue run-rate in a given period.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Non-GAAP income from operations and non-GAAP operating margin discussed below exclude the impact of (i) write-downs of acquisition-related deferred revenue; (ii) stock-based compensation expense; (iii) amortization of intangibles from business combinations; (iv) impairment of capitalized software development costs; (v) acquisition-related integration costs; (vi) acquisition-related expenses; (vii) CEO transition costs; (viii) restructuring costs; and (ix) employee severance, because we believe they are not directly related to our operating performance in any particular period, but are for our long-term benefit over multiple periods. We believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business.

	Year ended December 31,
(in millions, except percentages)	2014	2013	Change	% Change
GAAP revenue	$564.4	$503.8	$60.6	12%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	6.3	1.1	5.2	473%
Non-GAAP revenue	$570.7	$504.9	$65.8	13%

GAAP income from operations	$46.4	$51.5	$(5.1)	(10)%
GAAP operating margin	8%	10%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	6.3	1.1	5.2	473%
Add: Stock-based compensation expense	17.3	16.9	0.4	2%
Add: Amortization of intangibles from business combinations	26.1	24.6	1.5	6%
Add: Impairment of capitalized software development costs	1.6	—	1.6	100%
Add: Acquisition-related integration costs	0.8	1.8	(1.0)	(56)%
Add: Acquisition-related expenses	2.3	—	2.3	100%
Add: CEO transition costs	0.9	1.3	(0.4)	(31)%
Add: Restructuring costs	—	3.5	(3.5)	(100)%
Add: Employee severance	—	0.6	(0.6)	(100)%
Total Non-GAAP adjustments	55.3	49.8	5.5	11%
Non-GAAP income from operations	$101.7	$101.3	$0.4	—%
Non-GAAP operating margin	18%	20%
The modest increase in non-GAAP income from operations and the decrease in non-GAAP operating margin during 2014 when compared to 2013 were primarily due to the 2014 incremental operating investments targeted to drive the success of our five growth and operational improvement strategies - accelerating organic revenue growth, accelerating our product portfolio's move to the cloud, expanding our total addressable market, optimizing our back-office infrastructure and implementing a three-year margin improvement plan. Also contributing to the decrease in non-GAAP operating margin during 2014 was a prospective change from net to gross presentation for revenue and costs associated with our payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013. While this change in presentation affected our non-GAAP operating margin by approximately 1% percent during 2014, the dollar amount of non-GAAP income from operations was unaffected.
Restructuring
Restructuring costs consist primarily of severance and termination benefits associated with the realignment of our workforce in response to changes in the nonprofit industry and global economy, as well as the transition of most of our San Diego, California operations to our Austin, Texas location. We incurred $3.2 million in before-tax restructuring charges related to the realignment of our workforce during 2013. The amount we incurred in before-tax restructuring charges related to our San Diego office transition during 2013 was insignificant.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Interest expense
Interest expense remained relatively unchanged when comparing 2014 to 2013. Our interest expense is directly related to the borrowings we incurred to fund our acquisitions of Convio, WhippleHill and MicroEdge. We expect interest expense to increase in 2015 as we experience a full-year of debt service on our increased borrowings in 2014.
Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(in millions, except percentages)	Timing of recognition	December 31, 2014	December 31, 2013	Change	% Change
Maintenance	Over the term of the agreement, generally one year	$92.8	$85.2	$7.6	9%
Subscriptions	Over the term of the agreement, generally one to three years	98.2	72.5	25.7	35%
Services	As services are delivered	29.5	32.2	(2.7)	(8)%
License fees and other	Upon delivery of the product or service	0.8	0.7	0.1	14%
Total deferred revenue		221.3	190.6	30.7	16%
Less: Long-term portion		9.0	9.1	(0.1)	(1)%
Current portion		$212.3	$181.5	$30.8	17%
To the extent that our customers are billed for our products and services in advance of delivery, we record such amounts in deferred revenue. We generally invoice our maintenance and subscription customers in annual cycles 30 days prior to the end of the contract term. Deferred revenue attributable to maintenance increased during 2014 primarily as a result of the inclusion of MicroEdge. Deferred revenue attributable to subscriptions increased during 2014 primarily as a result of the inclusion of WhippleHill and MicroEdge and an increase in new sale and renewal billings of our subscription-based products. The decrease in deferred revenue from services during 2014 was primarily due to a decrease in consulting arrangements with upfront billing, partially offset by the inclusion of WhippleHill and MicroEdge. The continuing shift in our go-to-market strategy towards subscription-based and cloud-based offerings, which, in general, require less implementation services than our traditional on-premise perpetual license arrangements has negatively impacted consulting services revenue growth. Deferred revenue from license fees and other remained relatively unchanged when comparing 2014 and 2013.
Comparison of the years ended December 31, 2013 and 2012
Revenue by segment
The table below compares revenue by segment for 2013 and 2012.

	Year ended December 31,
(in millions, except percentages)	2013	2012	Change	% Change
ECBU	$195.6	$165.1	$30.5	18%
GMBU	225.3	203.2	22.1	11%
IBU	41.5	40.1	1.4	3%
Target Analytics	39.8	37.5	2.3	6%
Other	1.6	1.5	0.1	7%
Total revenue	$503.8	$447.4	$56.4	13%

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
Operating results
Subscriptions

	Year ended December 31,
(in millions, except percentages)	2013	2012	Change	% Change
Subscriptions revenue	$212.7	$162.1	$50.6	31%
Cost of subscriptions	93.7	68.8	24.9	36%
Subscriptions gross profit	$119.0	$93.3	$25.7	28%
Subscriptions gross margin	56%	58%

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

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Maintenance

	Year ended December 31,
(in millions, except percentages)	2013	2012	Change	% Change
Maintenance revenue	$138.7	$136.1	$2.6	2%
Cost of maintenance	25.7	26.0	(0.3)	(1)%
Maintenance gross profit	$113.0	$110.1	$2.9	3%
Maintenance gross margin	81%	81%
The increase in maintenance revenue during 2013 when compared to 2012 was primarily comprised of (i) $10.9 million of incremental maintenance from new customer license agreements and increases in contracts with existing customers; and (ii) approximately $4.2 million of incremental maintenance from contract inflationary rate adjustments; partially offset by (iii) a $8.4 million reduction in maintenance from contracts that were not renewed and reductions in contracts with existing customers; and (iv) $3.3 million decrease in maintenance revenue attributable to a prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013. The net revenue attributable to these third-party software arrangements has been included in "Other revenue" for 2013.
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
Maintenance gross margin in 2013 remained relatively unchanged when compared 2012.
Services

	Year ended December 31,
(in millions, except percentages)	2013	2012	Change	% Change
Services revenue	$126.5	$119.6	$6.9	6%
Cost of services	104.0	97.2	6.8	7%
Services gross profit	$22.5	$22.4	$0.1	—%
Services gross margin	18%	19%
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
License fees

	Year ended December 31,
(in millions, except percentages)	2013	2012	Change	% Change
License fees revenue	$16.7	$20.6	$(3.9)	(19)%
Cost of license fees	2.8	3.0	(0.2)	(7)%
License fees gross profit	$13.9	$17.6	$(3.7)	(21)%
License fees gross margin	83%	85%

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
Other revenue

	Year ended December 31,
(in millions, except percentages)	2013	2012	Change	% Change
Other revenue	$9.2	$9.0	$0.2	2%
Cost of other revenue	6.5	7.5	(1.0)	(13)%
Other gross profit	$2.7	$1.5	$1.2	80%
Other gross margin	29%	17%

Other revenue increased during 2013 when compared to 2012 primarily due to a $1.5 million increase in third-party software referral revenue upon the prospective change in presentation from gross to net for revenue and costs associated with certain third-party software arrangements that had changes in contractual terms effective January 2013. During 2012, revenue from these arrangements was recorded on a gross basis to license fees, subscription and maintenance. The increase in third-party software referral fees during 2013 when compared to 2012 was partially offset by a decrease in revenue from reimbursement of travel-related expenses associated with services revenue.
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

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Operating expenses
Sales and marketing

	Year ended December 31,
(in millions, except percentages)	2013	2012	Change	% Change
Sales and marketing expense	$97.6	$95.2	$2.4	3%
% of revenue	19%	21%

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

Since the acquisition of Convio in May 2012, we made significant progress integrating operations and realizing cost synergies from the combination, which is reflected in the improvements in sales and marketing expense as a percentage of revenue for 2012 to 2013.
Research and development

	Year ended December 31,
(in millions, except percentages)	2013	2012	Change	% Change
Research and development expense	$65.6	$64.7	$0.9	1%
% of revenue	13%	14%

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

After the acquisition of Convio in May 2012, we made significant progress integrating operations and realizing cost synergies from the combination, which is reflected in the improvement in research and development expense as a percentage of revenue from 2012 to 2013.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

General and administrative

	Year ended December 31,
(in millions, except percentages)	2013	2012	Change	% Change
General and administrative expense	$50.3	$63.1	$(12.8)	(20)%
% of revenue	10%	14%

General and administrative expense decreased during 2013 when compared to 2012 primarily due to decreases in acquisition-related costs and stock-based compensation as well as an increase in the amount of costs allocated out of general and administrative expense including depreciation, IT support costs and certain facilities costs. These reductions in general and administrative expense were partially offset by increases in facilities costs, human resource costs and costs associated with the replacement of our CEO. Acquisition-related costs associated with our acquisition of Convio decreased $13.1 million during 2013 when compared to 2012. Stock-based compensation decreased $2.2 million during 2013 when compared to 2012 primarily due to the departure of employees in connection with the realignment of our workforce, which began in January 2013, and the departure of certain executive officers, including our CEO, during 2013. Business costs allocated out of general and administrative expense increased $5.6 million during 2013 when compared to 2012 primarily due to the inclusion of Convio's operations for the full year in 2013 compared to only eight months in 2012. Facilities costs increased by $3.9 million primarily due to the inclusion of Convio's operations for the full year in 2013 compared to only eight months in 2012. Human resource costs increased $3.3 million during 2013 when compared to 2012 primarily due to additional resources needed to support the growth of our business. We also incurred $2.4 million of incremental costs during 2013 when compared to 2012 associated with severance provided to our former CEO and search costs for our new CEO.
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

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Non-GAAP income from operations and non-GAAP operating margin discussed below exclude the impact of (i) the write-down of Convio's deferred revenue balance; (ii) stock-based compensation expense; (iii) amortization of intangibles from business combinations; (iv) acquisition integration costs; (v) restructuring costs; (vi) CEO severance costs; (vii) employee severance costs; (viii) acquisition-related expenses; (ix) a write-off of proprietary software licenses; and (x) the impairment of a cost method investment, because we believe they are not directly related to our operating performance in any particular period, but are for our long-term benefit over multiple periods. We believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business.

	Year ended December 31,
(in millions, except percentages)	2013	2012	Change	% Change
GAAP revenue	$503.8	$447.4	$56.4	13%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	1.1	5.6	(4.5)	(80)%
Non-GAAP revenue	$504.9	$453.0	$51.9	11%

GAAP income from operations	$51.5	$19.4	$32.1	165%
GAAP operating margin	10%	4%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	1.1	5.6	(4.5)	(80)%
Add: Stock-based compensation expense	16.9	19.2	(2.3)	(12)%
Add: Amortization of intangibles from business combinations	24.6	17.4	7.2	41%
Add: Acquisition-related integration costs	1.8	6.7	(4.9)	(73)%
Add: Restructuring costs	3.5	0.2	3.3	1,650%
Add: CEO severance	1.3	—	1.3	100%
Add: Employee severance	0.6	—	0.6	100%
Add: Acquisition-related expenses	—	6.4	(6.4)	(100)%
Add: Write-off of prepaid proprietary software licenses	—	0.4	(0.4)	(100)%
Add: Impairment of cost method investment	—	0.2	(0.2)	(100)%
Total Non-GAAP adjustments	49.8	56.1	(6.3)	(11)%
Non-GAAP income from operations	$101.3	$75.5	$25.8	34%
Non-GAAP operating margin	20%	17%

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
Restructuring
Restructuring costs consist primarily of severance and termination benefits associated with the realignment of our workforce in response to changes in the nonprofit industry and global economy, as well as the transition of most of our San Diego, California operations to our Austin, Texas location. We incurred $3.2 million in before-tax restructuring charges related to the realignment of our workforce during 2013. The amounts we incurred in before-tax restructuring charges related to our San Diego office transition during 2013 and 2012 were insignificant.
Interest expense
Interest expense remained relatively unchanged during 2013 when compared to 2012. Our interest expense is directly related to the borrowings we incurred to fund our acquisition of Convio in May 2012.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Income tax provision
The following is our effective tax rate for the years ended December 31:

	2014	2013	2012
Effective tax rate	27.9%	32.8%	50.6%
The decrease in the effective tax rate during 2014 when compared to 2013 was primarily due to a benefit of $1.6 million from statute of limitations expiration and a benefit of $0.7 million from a reduction in the state income tax effective rate in the U.S. The decrease was partially offset by a discrete tax benefit for 2012 research and development tax credits recorded in 2013 of $1.9 million.
The decrease in the effective tax rate during 2013 when compared to 2012 was primarily due to an increase in the benefit from research and development credits and a decrease in nondeductible acquisition costs, partially offset by an increase in nondeductible compensation of certain executive officers and an increase in pretax income.
The U.S. federal research and development credits, which had previously expired on December 31, 2011, were reinstated as part of the American Taxpayer Relief Act of 2012 enacted in January 2013. This legislation retroactively reinstated and extended the credits from the previous expiration date through December 31, 2013. The 2014 research and development credits were reinstated in December 2014 as part of the Tax Increase Prevention Act of 2014.
Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.
We have deferred tax assets for federal, state, and international net operating loss carryforwards and state tax credits. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. A portion of the foreign and state net operating loss carryforwards and a portion of the state tax credits have a valuation reserve due to the uncertainty of realizing such carryforwards and credits in the future.
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, United Kingdom, Australia, the Netherlands and Ireland. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2011 through 2014, as well as state and foreign income tax examinations for various years depending on statute of limitations of those jurisdictions.
We have taken federal and state tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2014 was insignificant.
Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. In addition, our transaction revenue has historically been at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. As a result of these and other factors, our total revenue has historically been lower in the first quarter than in the remainder of our fiscal year, with the third and fourth quarters historically achieving the highest total revenues. Our revenue from payment processing services has also historically increased during the fourth quarter due to year-end giving. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals, delivery of professional services and occurrence of customer events, as well as the payment of bonuses, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations has been lowest in our first quarter, and due to the timing of client budget cycles, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. In addition, deferred revenues can vary on a seasonal basis for the same reasons. These patterns may change, however, as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, acquisitions, new market opportunities, new product introductions or other factors.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Liquidity and capital resources
At December 31, 2014, cash and cash equivalents totaled $14.7 million, compared to $11.9 million at December 31, 2013. The increase in cash and cash equivalents during 2014 was principally attributable to cash generated from operations of $102.3 million, a net increase in debt of $129.5 million, partially offset by the use of net cash of $188.9 million for the acquisitions of WhippleHill and MicroEdge, the payment of dividends of $22.1 million and cash outlays for purchases of property and equipment and capitalized software development costs totaling $22.4 million.
Our principal sources of liquidity are operating cash flow, funds available under the 2014 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription, maintenance and support agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures, meet our debt obligations and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock.
During 2015, we expect capital expenditures between $24.0 and $26.0 million, which includes purchases of property and equipment and estimated capitalized software development costs. Refer to the commitments and contingencies subsection below for future minimum commitments related to purchase obligations.
We have drawn on our credit facility from time to time to help us meet financial needs, such as business acquisitions and purchases of common stock under our repurchase program. At December 31, 2014, our available borrowing capacity under the 2014 Credit Facility was $136.9 million. We believe the 2014 Credit Facility will provide us with sufficient flexibility to meet our future financial needs. The credit facility matures in February 2019.
At December 31, 2014, the carrying amount of our debt under the 2014 Credit Facility was $280.6 million. Our average daily borrowings were $200.0 million during 2014.
Following is a summary of the financial covenants under the 2014 Credit Facility:

Financial covenant	Requirement	As of December 31, 2014
Net Leverage Ratio	≤ 3.50 to 1.00	2.20 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	16.57 to 1.00
Under the 2014 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (1) no default or event of default shall have occurred and be continuing under the 2014 Credit Facility, and (2) our pro forma net leverage ratio, as set forth in the credit agreement, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At December 31, 2014, we were in compliance with all debt covenants under the 2014 Credit Facility.
At December 31, 2014, our total cash and cash equivalents balance includes approximately $8.8 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next 12 months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. Our current plans anticipate repatriating undistributed earnings in Canada. We currently do not intend nor anticipate a need to repatriate our other cash held outside the U.S.
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

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Entry into interest rate swap agreements
In March 2014, we entered into an interest rate swap agreement (the “March 2014 Swap Agreement”), which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the swap agreement. The initial notional value of the March 2014 Swap Agreement was $125.0 million with an effective date beginning in March 2014. In March 2017, the notional value of the March 2014 Swap Agreement will decrease to $75.0 million for the remaining term through February 2018. We designated the March 2014 Swap Agreement as a cash flow hedge at the inception of the contract.
In October 2014, we entered into an additional interest rate swap agreement (the “October 2014 Swap Agreement”), which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the swap agreement. The initial notional value of the October 2014 Swap Agreement was $75.0 million with an effective date beginning in October 2014. In September 2015, the notional value of the October 2014 Swap Agreement will decrease to $50.0 million for the remaining term through June 2016. We designated the October 2014 Swap Agreement as a cash flow hedge at the inception of the contract.
Operating cash flow
Net cash provided by operating activities of $102.3 million decreased by $5.0 million during 2014 when compared to the prior year, primarily due to a decrease in earnings as adjusted for non-cash transactions, partially offset by an increase in cash flow from operations associated with working capital. Throughout both 2014 and 2013, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation and adjustments to our provision for sales returns and allowances; (ii) the tax benefit associated with our deferred tax assets, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital.
Working capital changes as they impact the statement of cash flows are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities and deferred revenue. Cash flow from operations associated with working capital increased $10.3 million in 2014 when compared to 2013. The net working capital increase was primarily due to:

•	a change in the timing of payouts for certain bonus plans, from quarterly to annually;

•	increases in deferred revenue from growth in subscriptions;

•	increases in accrued commissions and salaries; and

•	fluctuations in the timing of vendor payments; which were partially offset by

•	an increase in prepaid taxes; and

•	increases in accounts receivable from growth in subscriptions.
Investing cash flow
During 2014, we used net cash of $188.9 million for the acquisitions of WhippleHill and MicroEdge compared to $0.9 million spent on investments in acquired companies during 2013. Aggregate cash outlays for purchases of property and equipment and capitalized software development costs were $22.4 million during 2014, which was relatively unchanged from 2013.
During 2012, we used approximately $280.7 million for the acquisition of Convio. Outside of this acquisition, cash used in investing activities was relatively unchanged when comparing 2013 and 2012.
Financing cash flow
During 2014, we had a net increase in debt of $129.5 million, which was primarily used to finance the acquisition of MicroEdge, and we received a tax benefit of $7.5 million from the exercise of stock-based compensation awards. Cash outlays related to deferred financing costs increased $3.0 million during 2014 when compared to 2013 as a result of refinancing our credit facility. Also during 2014, we paid dividends of $22.1 million, which was relatively consistent with the amounts paid in 2013 and 2012.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

During 2013, we had a net reduction in debt of $62.6 million primarily from payments made on outstanding borrowings compared to a net increase in debt of $215.5 million primarily used to fund the acquisition of Convio during 2012.
Commitments and contingencies
As of December 31, 2014, we had future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$96.5	$13.2	$24.3	$23.2	$35.8
Debt and interest(2)	301.9	10.0	18.3	273.6	—
Purchase obligations(3)	13.0	8.0	5.0	—	—
Total	$411.4	$31.2	$47.6	$296.8	$35.8

(1)	Our commitments related to operating leases have not been reduced by incentive payments and reimbursement of leasehold improvements.

(2)
Included in the table above is $19.5 million of interest. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions used in the above table, which include: (i) that the amounts outstanding under the 2014 Credit Facility at December 31, 2014 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2014 Revolving Facility for the purposes of determining minimum commitment amounts.

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
The total liability for uncertain tax positions as of December 31, 2014 and 2013, was $3.6 million and $3.7 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of December 31, 2014 and $0.6 million as of December 31, 2013.
In February 2015, our Board of Directors approved our annual dividend rate of $0.48 per share for 2015. Dividends at the annual rate would aggregate to $22.6 million assuming 47.0 million shares of our common stock are outstanding, although dividends are not guaranteed and our Board of Directors may decide to change or suspend dividend payments at any time for any reason. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of our credit facility, general economic conditions and our ability to generate adequate operating cash flow.
Off-balance sheet arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Foreign currency exchange rates
Approximately 13% of our total net revenue for the year ended December 31, 2014 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $0.9 million and $1.1 million at December 31, 2014 and 2013, respectively.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

The vast majority of our contracts are entered into by our U.S., Canadian or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian, Irish and Netherlands subsidiaries are generally denominated in Pounds Sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During 2014, foreign translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Though we do not believe our exposure to currency exchange rates has had a material impact on our consolidated results of operations or financial position, we expect an impact on our operating results in the near term due to exchange rate fluctuations, primarily from Canadian dollar exchange rate fluctuations, and we will continue to monitor our exposure.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations. In addition, if inflationary pressures impact the rate of giving to our nonprofit customers, there could be adverse impacts to our business, financial condition and results of operations.
Critical accounting policies and estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets and goodwill, the provision for income taxes, and the accounting for business combinations, among others.
We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from any of our estimates under different assumptions or conditions. We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements.
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

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

Valuation of long-lived and intangible assets and goodwill
We review identifiable intangible and other long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate or a change in circumstances that indicates it is more likely than not that a long-lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life. If such events or changes in circumstances occur, we use the undiscounted cash flow method to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, we measure the impairment using discounted cash flows. The discount rate utilized would be based on our best estimate of our risks and required investment returns at the time the impairment assessment is made. During the year ended December 31, 2014, we recorded impairment charges of $1.6 million against certain previously capitalized software development costs which reduced the carrying value of certain previously capitalized software development costs to zero. The impairment charges resulted from obtaining software products through the acquisition of WhippleHill and determining that it was no longer probable that certain computer software that was being developed would be placed into service.
Goodwill is assigned to our four reporting units, which are defined as our four operating segments (see Note 18 to our consolidated financial statements). We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Significant judgment is required in the assessment of qualitative factors including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. To the extent the qualitative factors indicate that the fair value is likely less than the carrying amount, we compare the fair value of the reporting unit with its carrying amount.
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
If the carrying amount exceeds its fair value, impairment is indicated. If an impairment is indicated, the impairment is measured as the excess of the recorded goodwill over its fair value, which could materially adversely impact our consolidated financial position and results of operations. The 2014 annual impairment test of our goodwill indicated there was no impairment.

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
We make estimates in determining tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance significant judgment is required. We consider all positive and negative evidence and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine there is less than a 50% likelihood that we will be able to use a deferred tax asset in the future in excess of its net carrying value, then an adjustment to the deferred tax asset valuation allowance is made to increase income tax expense, thereby reducing net income in the period such determination was made.

Item 7. Management’s discussion and analysis of financial condition and results of operations (continued)

We measure and recognize uncertain tax positions. To recognize such positions we must first determine if it is more likely than not that the position will be sustained upon audit. We must then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Significant judgment is required in the identification and measurement of uncertain tax positions.

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
Interest rate risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of December 31, 2014, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2013 and December 31, 2014.
Foreign currency risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s discussion and analysis of financial conditions and results of operations — Foreign currency exchange rates” in Item 7 in this report.
Item 8. Financial statements and supplementary data
The following financial statements are filed as part of this Annual Report on Form 10-K:

BLACKBAUD, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blackbaud, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of cash flows, and of stockholders’ equity present fairly, in all material respects, the financial position of Blackbaud, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s report on internal control over financial reporting in Item 9A, management has excluded MicroEdge from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded MicroEdge from our audit of internal control over financial reporting. MicroEdge is a wholly-owned subsidiary whose total assets and total revenues represent 2.0% and 1.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/S/ PRICEWATERHOUSECOOPERS LLP
Charlotte, North Carolina
February 25, 2015

Blackbaud, Inc.
Consolidated balance sheets

(in thousands, except share amounts)	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$14,735	$11,889
Donor restricted cash	140,709	107,362
Accounts receivable, net of allowance of $4,539 and $5,613 at December 31, 2014 and 2013, respectively	77,523	66,969
Prepaid expenses and other current assets	40,392	30,115
Deferred tax asset, current portion	14,423	13,434
Total current assets	287,782	229,769
Property and equipment, net	50,402	49,550
Goodwill	349,008	264,599
Intangible assets, net	229,307	143,441
Other assets	26,684	19,251
Total assets	$943,183	$706,610
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$11,436	$10,244
Accrued expenses and other current liabilities	52,201	40,443
Donations payable	140,709	107,362
Debt, current portion	4,375	17,158
Deferred revenue, current portion	212,283	181,475
Total current liabilities	421,004	356,682
Debt, net of current portion	276,196	135,750
Deferred tax liability	43,639	36,880
Deferred revenue, net of current portion	8,991	9,099
Other liabilities	7,437	6,655
Total liabilities	757,267	545,066
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 56,048,135 and 55,699,817 shares issued at December 31, 2014 and 2013, respectively	56	56
Additional paid-in capital	245,674	220,763
Treasury stock, at cost; 9,740,054 and 9,573,102 shares at December 31, 2014 and 2013, respectively	(190,440)	(183,288)
Accumulated other comprehensive loss	(1,032)	(1,385)
Retained earnings	131,658	125,398
Total stockholders’ equity	185,916	161,544
Total liabilities and stockholders’ equity	$943,183	$706,610
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of comprehensive income

(in thousands, except share and per share amounts)	Years ended December 31,
	2014	2013	2012
Revenue
License fees	$16,216	$16,715	$20,551
Subscriptions	263,435	212,656	162,102
Services	128,371	126,548	119,626
Maintenance	147,418	138,745	136,101
Other revenue	8,981	9,153	9,039
Total revenue	564,421	503,817	447,419
Cost of revenue
Cost of license fees	1,818	2,763	2,993
Cost of subscriptions	133,221	93,649	68,773
Cost of services	106,506	104,005	97,208
Cost of maintenance	25,448	25,741	26,001
Cost of other revenue	6,445	6,505	7,485
Total cost of revenue	273,438	232,663	202,460
Gross profit	290,983	271,154	244,959
Operating expenses
Sales and marketing	107,360	97,614	95,218
Research and development	77,179	65,645	64,692
General and administrative	58,277	50,320	63,133
Restructuring	—	3,494	175
Amortization	1,803	2,539	2,106
Impairment of cost method investment	—	—	200
Total operating expenses	244,619	219,612	225,524
Income from operations	46,364	51,542	19,435
Interest income	59	67	146
Interest expense	(6,011)	(5,818)	(5,864)
Loss on debt extinguishment and termination of derivative instruments	(996)	—	—
Other expense, net	(182)	(462)	(392)
Income before provision for income taxes	39,234	45,329	13,325
Income tax provision	10,944	14,857	6,742
Net income	$28,290	$30,472	$6,583
Earnings per share
Basic	$0.63	$0.68	$0.15
Diluted	$0.62	$0.67	$0.15
Common shares and equivalents outstanding
Basic weighted average shares	45,215,138	44,684,812	44,145,535
Diluted weighted average shares	45,799,874	45,421,140	44,691,845
Dividends per share	$0.48	$0.48	$0.48

Other comprehensive income (loss)
Foreign currency translation adjustment	261	53	(34)
Unrealized gain (loss) on derivative instruments, net of tax	92	535	(791)
Total other comprehensive income (loss)	353	588	(825)
Comprehensive income	$28,643	$31,060	$5,758
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities
Net income	$28,290	$30,472	$6,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,417	43,164	32,241
Provision for doubtful accounts and sales returns	5,248	5,403	9,591
Stock-based compensation expense	17,345	16,910	19,240
Excess tax benefits from stock based compensation	(7,455)	—	(81)
Deferred taxes	3,050	13,873	7,585
Impairment of capitalized software development costs	1,626	—	—
Loss on debt extinguishment and termination of derivative instruments	996	—	—
Amortization of deferred financing costs and discount	734	613	678
Impairment of cost method investment	—	—	200
Other non-cash adjustments	1,163	1,261	(293)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	(5,750)	3,161	(9,397)
Prepaid expenses and other assets	(8,464)	2,977	(8,817)
Trade accounts payable	(948)	(218)	(1,363)
Accrued expenses and other liabilities	4,014	(17,055)	(388)
Donor restricted cash	(33,510)	(39,801)	(27,990)
Donations payable	33,510	39,801	27,990
Deferred revenue	17,011	6,683	12,912
Net cash provided by operating activities	102,277	107,244	68,691
Cash flows from investing activities
Purchase of property and equipment	(13,911)	(20,086)	(20,557)
Purchase of net assets of acquired companies, net of cash acquired	(188,918)	(876)	(280,687)
Capitalized software development costs	(8,535)	(3,197)	(1,245)
Net cash used in investing activities	(211,364)	(24,159)	(302,489)
Cash flows from financing activities
Proceeds from issuance of debt	365,100	103,008	315,000
Payments on debt	(235,589)	(165,600)	(99,500)
Debt issuance costs	(3,003)	—	(2,440)
Proceeds from exercise of stock options	188	385	3,146
Excess tax benefits from stock based compensation	7,455	—	81
Dividend payments to stockholders	(22,107)	(22,081)	(21,731)
Net cash provided by (used in) financing activities	112,044	(84,288)	194,556
Effect of exchange rate on cash and cash equivalents	(111)	(399)	213
Net increase (decrease) in cash and cash equivalents	2,846	(1,602)	(39,029)
Cash and cash equivalents, beginning of year	11,889	13,491	52,520
Cash and cash equivalents, end of year	$14,735	$11,889	$13,491

Supplemental disclosure of cash flow information
Cash (paid) received during the year for:
Interest	$(4,894)	$(5,108)	$(5,098)
Taxes, net of refunds	$(9,581)	$4,132	$(3,456)
Purchase of equipment and other assets included in accounts payable	$(3,300)	$(1,557)	$(4,641)
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders' equity

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2011	53,959,532	$54	$175,401	$(166,226)	$(1,148)	$131,921	$140,002
Net income	—	—	—	—	—	6,583	6,583
Payment of dividends	—	—	—	—	—	(21,731)	(21,731)
Exercise of stock options, stock appreciation rights and restricted stock units	355,180	—	3,146	—	—	—	3,146
Surrender of 189,547 shares upon restricted stock vesting and exercise of stock appreciation rights	—	—	—	(4,672)	—	—	(4,672)
Tax impact of exercise of equity-based compensation	—	—	81	—	—	—	81
Stock-based compensation	—	—	19,151	—	—	89	19,240
Equity-based awards assumed in business combination	—	—	5,859	—	—	—	5,859
Restricted stock grants	687,652	1	—	—	—	—	1
Restricted stock cancellations	(142,760)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(825)	—	(825)
Balance at December 31, 2012	54,859,604	$55	$203,638	$(170,898)	$(1,973)	$116,862	$147,684
Net income	—	—	—	—	—	30,472	30,472
Payment of dividends	—	—	—	—	—	(22,081)	(22,081)
Exercise of stock options, stock appreciation rights and restricted stock units	609,500	—	385	—	—	—	385
Surrender of 363,731 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(12,390)	—	—	(12,390)
Tax impact of exercise of equity-based compensation	—	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	16,765	—	—	145	16,910
Restricted stock grants	458,462	1	—	—	—	—	1
Restricted stock cancellations	(227,749)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	588	—	588
Balance at December 31, 2013	55,699,817	$56	$220,763	$(183,288)	$(1,385)	$125,398	$161,544
Net income	—	—	—	—	—	28,290	28,290
Payment of dividends	—	—	—	—	—	(22,107)	(22,107)
Exercise of stock options, stock appreciation rights and restricted stock units	186,473	—	188	—	—	—	188
Surrender of 166,952 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(7,152)	—	—	(7,152)
Tax impact of exercise of equity-based compensation	—	—	7,455	—	—	—	7,455
Stock-based compensation	—	—	17,268	—	—	77	17,345
Restricted stock grants	248,567	—	—	—	—	—	—
Restricted stock cancellations	(86,722)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	353	—	353
Balance at December 31, 2014	56,048,135	$56	$245,674	$(190,440)	$(1,032)	$131,658	$185,916
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements

1. Organization
We provide software and services for the nonprofit, charitable giving and education communities. Our offerings include a full spectrum of cloud-based and on-premise solutions, and related services for organizations of all sizes, including nonprofit fundraising and relationship management, marketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility, education and other solutions. As of December 31, 2014, we had more than 30,000 active customers including nonprofits, K12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations.
2. Summary of significant accounting policies
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Fair value measurements
We measure certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. An active market is defined as a market in which transactions for the asset or liability take place with sufficient frequency and volume to provide pricing information on an ongoing basis. We use a three-tier fair value hierarchy to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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
We record all derivative instruments on our consolidated balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Ineffective portions of the changes in the fair value of cash flow hedges are recognized currently in earnings. See Note 12 of these consolidated financial statements for further discussion of our derivative instruments.

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
Cash and cash equivalents
We consider all highly liquid investments purchased with a maturity of three months or less and cash items in transit to be cash equivalents.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, donor restricted cash and accounts receivable. Our cash and cash equivalents and donor restricted cash are placed with high credit-quality financial institutions. Our accounts receivable are derived from sales to customers who primarily operate in the nonprofit sector. With respect to accounts receivable, we perform ongoing evaluations of our customers and maintain an allowance for doubtful accounts based on historical experience and our expectations of future losses. As of and for the years ended December 31, 2014, 2013 and 2012, there were no significant concentrations with respect to our consolidated revenues or accounts receivable.
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
Construction-in-progress represents purchases of computer software and hardware associated with new internal system implementation projects which had not been placed in service at the respective balance sheet dates. We transferred these assets to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2014 and 2013.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Goodwill
Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by us in a business combination. Goodwill is allocated to reporting units and tested annually for impairment. Our reporting units are our four reportable segments as described in Note 18 of these consolidated financial statements. We will also test goodwill for impairment between annual impairment tests if indicators of potential impairment exist. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Significant judgment is required in the assessment of qualitative factors including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. To the extent the qualitative factors indicate that there is more than 50% likelihood that the fair value is less than the carrying amount, we compare the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated and we will recognize an impairment loss in an amount equal to the difference. As a result of our 2014 qualitative assessments of goodwill assigned to each of our reporting units, we concluded it was not more likely than not that the fair value of each reporting unit was less than its carrying value, respectively. There was no impairment of goodwill during 2014, 2013 or 2012.
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
Indefinite-lived intangible assets consist of trade names. We evaluate the estimated useful lives and the potential for impairment of finite and indefinite-lived intangible assets on an annual basis, or more frequently if events or circumstances indicate revised estimates of useful lives may be appropriate or that the carrying amount may not be recoverable. If the carrying amount is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. Substantially all of our intangible assets were acquired in business combinations. There was no impairment of acquired intangible assets during 2014, 2013 or 2012.
Cost method investments
Cost method investments consist of investments in privately held companies where we do not have the ability to exercise significant influence or have control over the investee. We record these investments at cost and periodically test them for other-than-temporary impairment. During the year ended December 31, 2012, we determined that our cost method investment had other-than-temporary impairment based on the projected liquidity of the investment. We used the income approach to determine the fair value of the investment in determining the impairment. An insignificant impairment loss was recorded in income from operations for the year ended December 31, 2012. There were no remaining cost method investments at December 31, 2014.
Deferred financing costs
Deferred financing costs included in other assets represent the direct costs of entering into our credit facility in February 2014 and portions of the unamortized deferred financing costs from prior facilities. These costs are amortized over the term of the credit facility as interest expense using the effective interest method.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
We make estimates in determining tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance significant judgment is required. We consider all positive and negative evidence and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine there is less than a 50% likelihood that we will be able to use a deferred tax asset in the future in excess of its net carrying value, then an adjustment to the deferred tax asset valuation allowance is made to increase income tax expense, thereby reducing net income in the period such determination was made.
We measure and recognize uncertain tax positions. To recognize such positions we must first determine if it is more likely than not that the position will be sustained upon audit. We must then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Significant judgment is required in the identification and measurement of uncertain tax positions.
Foreign currency
Net assets recorded in a foreign currency are translated at the exchange rate on the balance sheet date. Revenue and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income.
Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other expense, net. For each of the years ended December 31, 2014, 2013 and 2012, we recorded insignificant net foreign currency losses.
Research and development
Research and development costs are expensed as incurred. These costs include human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and certain other expenses related to researching and developing new products, and allocated depreciation, facilities and IT support costs.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Software development costs
We incur certain costs associated with the development of internal-use software and software developed related to our cloud-based solutions, which are accounted for as internal-use software. The costs incurred in the preliminary stages of internal-use software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs for internal-use software developed for our cloud-based solutions are recorded to other assets. Historically, we have also incurred and capitalized costs in connection with the development of certain of our software products licensed to customers on a perpetual basis, which are accounted for as costs of software to be sold, leased or otherwise marketed; however, costs capitalized related to those products were insignificant as of December 31, 2014 and as of December 31, 2013. Capitalized costs for internal-use software related to business processes are recorded as part of computer software costs within property and equipment and were $0.6 million as of December 31, 2014 and insignificant as of December 31, 2013.
Internal-use software is amortized on a straight line basis over its estimated useful life, which is generally three years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the year ended December 31, 2014, we recorded impairment charges of $1.6 million against certain previously capitalized software development costs. The charges reduced the carrying value of the certain previously capitalized software development costs to zero and are reflected in research and development expense. The impairment charges resulted from obtaining software products through the acquisition of WhippleHill and determining that it was no longer probable that certain computer software that was being developed would be placed into service. There were no impairments during the years ended December 31, 2013 or 2012.
At December 31, 2014 and 2013, capitalized software development costs, net of accumulated amortization, were $8.9 million and $4.2 million, respectively. Amortization expense related to software development costs was $1.9 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively, and is included in both cost of license fees and cost of subscriptions. For the year ended December 31, 2012, amortization expense related to software development costs was insignificant.
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
Below is a summary of the changes in our allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/adjustment	Write-off	Balance at end of year
2014	$5,158	$4,407	$(5,380)	$4,185
2013	7,730	4,132	(6,704)	5,158
2012	3,652	8,914	(4,836)	7,730

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Below is a summary of the changes in our allowance for doubtful accounts.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/adjustment	Write-off	Balance at end of year
2014	$455	$777	$(878)	$354
2013	816	775	(1,136)	455
2012	261	976	(421)	816
Sales commissions
We pay sales commissions at the time contracts with customers are signed or shortly thereafter, depending on the size and duration of the sales contract. To the extent that these commissions relate to revenue not yet recognized, the amounts are recorded as deferred sales commission costs. Subsequently, the commissions are recognized as expense as the revenue is recognized.
Below is a summary of the changes in our deferred sales commission costs included in prepaid expenses and other current assets.

Years ended December 31, (in thousands)	Balance at beginning of year	Additions	Expense	Balance at end of year
2014	$20,088	$24,615	$(22,073)	$22,630
2013	18,142	20,487	(18,541)	20,088
2012	16,452	19,693	(18,003)	18,142
Advertising costs
We expense advertising costs as incurred, which was $1.6 million, $1.1 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Restructuring costs
Restructuring costs include charges for the costs of exit or disposal activities. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred.

Impairment of long-lived assets
We review long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. No impairment of long-lived assets occurred in 2014 except for the impairment of previously capitalized software development costs discussed above. No impairment of long-lived assets occurred in 2013 or 2012.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
3. Business combinations
2014 Acquisitions
MicroEdge
On October 1, 2014, we completed our acquisition of all of the outstanding equity, including all voting equity interests of MicroEdge Holdings, LLC (“MicroEdge”). MicroEdge is a provider of high-performance solutions that enable the worldwide giving community to organize, simplify and measure their acts of charitable giving. The acquisition of MicroEdge expands our offerings in the philanthropic giving sector with MicroEdge’s comprehensive technology solutions for grant-making, corporate social responsibility and foundation management. We acquired MicroEdge for an aggregate purchase price of $159.8 million in cash. As a result of the acquisition, MicroEdge has become a wholly-owned subsidiary of ours. The operating results of MicroEdge have been included in our consolidated financial statements from the date of acquisition within the Enterprise Customer Business Unit. From the date of acquisition through December 31, 2014, MicroEdge's total revenue was $5.8 million and and its loss from operations was insignificant. Acquisition-related costs of $2.1 million, which primarily consisted of legal and financial advisory services, were expensed as incurred in general and administrative expense during the year ended December 31, 2014. We financed the acquisition of MicroEdge through cash on hand and borrowings of $140 million under our existing credit facility.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The preliminary purchase price allocation is based upon a preliminary valuation of assets and liabilities and the estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities pending finalization include the valuation of acquired intangible assets, the assumed deferred revenue and the evaluation of deferred income taxes. Differences between the preliminary and final valuation could have a material impact on our future results of operations and financial position. The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

(in thousands)
Net working capital, excluding deferred revenue	$9,642
Property and equipment	1,371
Other long term assets	792
Deferred revenue	(11,670)
Deferred tax liability	(6,090)
Intangible assets and liabilities	90,200
Goodwill	75,541
$159,786

The estimated fair value of accounts receivable acquired approximates the contractual value of $6.3 million. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of MicroEdge, all of which was assigned to our Enterprise Customer Business Unit reporting segment. Approximately $34.9 million of the goodwill arising in the acquisition is deductible for income tax purposes.

The MicroEdge acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired	Weighted average amortization period
MicroEdge	(in thousands)	(in years)
Customer relationships	$61,200	13
Marketing assets	2,500	6
Marketing assets	1,600	Indefinite
Acquired technology	24,300	6
Non-compete agreements	600	3
Total intangible assets	$90,200	11

The fair value of the intangible assets was based on variations of the income approach, which estimates fair value based on the present value of cash flows that the assets are expected to generate which included the relief-from-royalty method, incremental cash flow method, excess earnings method and with and without method, depending on the intangibles asset being valued. Customer relationships are amortized on an accelerated basis. Marketing assets, acquired technology and non-compete agreements are amortized on a straight-line basis.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following unaudited pro forma condensed combined consolidated results of operations assume that the acquisition of MicroEdge occurred on January 1, 2013. This unaudited pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and should not be relied upon as being indicative of the historical results that would have been attained had the transaction been consummated as of January 1, 2013, or of the results that may occur in the future. The unaudited pro forma information reflects adjustments for amortization of intangibles related to the fair value adjustments of the assets acquired, write-down of acquired deferred revenue to fair value, additional interest expense related to the financing of the transaction and the related tax effects of the adjustments.

	Years ended December 31,
(in thousands, except per share amounts)	2014	2013
Revenue	$592,930	$528,095
Net income	$26,944	$25,300
Basic earnings per share	$0.60	$0.57
Diluted earnings per share	$0.59	$0.56
WhippleHill
On June 16, 2014, we acquired all of the outstanding stock, including all voting equity interests of WhippleHill Communications, Inc. (“WhippleHill”), a privately held company based in New Hampshire, for $35.0 million in cash, subject to certain adjustments set forth in the stock purchase agreement. WhippleHill is a leading provider of cloud-based solutions designed exclusively to serve K12 private schools. The acquisition of WhippleHill expanded our offerings in the K12 technology sector. The operating results of WhippleHill have been included in our consolidated financial statements from the date of acquisition. From the date of acquisition through December 31, 2014, WhippleHill's total revenue was $4.5 million and its loss from operations was $1.7 million. Insignificant acquisition-related costs, which primarily consisted of legal and financial advisory services, were expensed as incurred in general and administrative expense during the year ended December 31, 2014.
We recorded $22.2 million of finite-lived intangible assets, $9.3 million of goodwill (all of which is deductible for income tax purposes) and $3.5 million of net tangible assets acquired and liabilities assumed associated with this acquisition based on our preliminary determination of estimated fair values. The estimated fair values of the finite-lived intangible assets were based on variations of the income approach which estimates fair value based upon the present value of cash flows that the assets are expected to generate and which included the relief-from-royalty method, incremental cash flow method and excess earnings method. Included in net tangible assets acquired and liabilities assumed was $4.6 million of acquired accounts receivable, for which fair value was estimated to approximate the contractual value. The assets and liabilities recorded for the acquisition of WhippleHill were based on preliminary valuations and the estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities pending finalization include the valuation of acquired intangible assets, the assumed deferred revenue and the evaluation of deferred income taxes. Differences between the preliminary and final valuation could have a material impact on our future results of operations and financial position. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of WhippleHill, all of which was assigned to our General Markets Business Unit reporting segment. During the three months ended December 31, 2014, we recorded insignificant measurement period adjustments to the estimated fair values of the assets acquired and liabilities assumed based on updated information.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The WhippleHill acquisition resulted in the identification of the following identifiable finite-lived intangible assets:

	Intangible assets acquired	Weighted average amortization period
WhippleHill	(in thousands)	(in years)
Customer relationships	$11,300	11
Acquired technology	8,500	6
Trade names	2,300	8
Non-compete agreements	100	3
Total intangible assets	$22,200	9
The fair value of the intangible assets was based on variations of the income approach, which estimates fair value based on the present value of cash flows that the assets are expected to generate which included the relief-from-royalty method, incremental cash flow method, excess earnings method and with and without method, depending on the intangibles asset being valued. Customer relationships are being amortized on an accelerated basis. Acquired technology, trade names and non-compete agreements are being amortized on a straight-line basis.
We determined that the WhippleHill acquisition was not a material business combination. As such, pro forma disclosures are not required and are not presented.
2012 Acquisition
Convio
In May 2012, we completed our acquisition of all of the outstanding equity, including all voting equity interests of Convio, Inc. (Convio), for approximately $329.8 million in cash consideration and the assumption of unvested equity awards valued at approximately $5.9 million, for a total of $335.7 million. Convio was a leading provider of on-demand constituent engagement solutions that enabled nonprofit organizations to more effectively raise funds, advocate for change and cultivate relationships. The acquisition of Convio expanded our subscription and online offerings and accelerated our evolution to a subscription-based revenue model. As a result of the acquisition, Convio has become a wholly-owned subsidiary of ours. The results of operations of Convio are included in our consolidated financial statements from the date of acquisition. Because we have integrated a substantial amount of the Convio operations and have made product rationalization decisions, it is not possible to determine the revenue and operating costs attributable solely to the acquired business. During the year ended December 31, 2012, we incurred $6.4 million of acquisition-related costs associated with the acquisition of Convio, which were recorded in general and administrative expense.
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
$335,674

The estimated fair value of accounts receivable acquired approximated the contractual value of $12.8 million. The goodwill recognized was attributable primarily to the assembled workforce of Convio and the opportunities for expected synergies. None of the goodwill arising in the acquisition is deductible for income tax purposes. The estimated amount of goodwill assigned to the Enterprise Customer Business Unit and the General Markets Business Unit reporting segments was $124.8 million and $48.5 million, respectively.

The Convio acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired	Weighted average amortization period
Convio	(in thousands)	(in years)
Customer relationships	$53,000	15
Marketing assets	7,800	7
Acquired technology	69,000	8
In-process research and development	9,100	7
Non-compete agreements	1,440	2
Unfavorable leasehold interests	(690)	7
Total intangible assets	$139,650	10

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

Year ended December 31,
(in thousands, except per share amounts)	2012
Revenue	$476,887
Net income	$116
Basic earnings per share	$—
Diluted earnings per share	$—
4. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
(in thousands, except share and per share amounts)	2014	2013	2012
Numerator:
Net income	$28,290	$30,472	$6,583
Denominator:
Weighted average common shares	45,215,138	44,684,812	44,145,535
Add effect of dilutive securities:
Employee stock-based compensation	584,736	736,328	546,310
Weighted average common shares assuming dilution	45,799,874	45,421,140	44,691,845
Earnings per share:
Basic	$0.63	$0.68	$0.15
Diluted	$0.62	$0.67	$0.15
The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Years ended December 31,
	2014	2013	2012
Shares excluded from calculations of diluted EPS	23,159	116,438	434,050

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

5. Fair value measurements
Recurring fair value measurements
Financial liabilities measured at fair value on a recurring basis consisted of the following, as of:

	Fair value measurement using
(in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of December 31, 2014
Financial liabilities:
Derivative instruments(1)	$—	$268	$—	$268
Total financial liabilities	$—	$268	$—	$268

Fair value as of December 31, 2013
Financial liabilities:
Derivative instruments(1)	$—	$427	$—	$427
Total financial liabilities	$—	$427	$—	$427

(1)
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents, donor restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and donations payable approximate their fair values at December 31, 2014 and 2013, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at December 31, 2014 and 2013, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, it is classified within Level 2 of the fair value hierarchy.

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
There were no non-recurring fair value adjustments recorded to intangible assets and goodwill during the years ended December 31, 2014 or 2013, except for certain business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date from updated estimates and assumptions during the measurement period. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

6. Property and equipment
Property and equipment consisted of the following, as of:

	Estimated useful life (years)	December 31,
(in thousands)		2014	2013
Equipment	3 - 5	$3,680	$3,710
Computer hardware	3 - 5	67,145	59,394
Computer software	3 - 5	24,126	19,989
Construction in progress	-	587	93
Furniture and fixtures	5 - 7	7,182	6,987
Leasehold improvements	Term of lease	14,528	11,375
Total property and equipment		117,248	101,548
Less: accumulated depreciation		(66,846)	(51,998)
Property and equipment, net of depreciation		$50,402	$49,550
Depreciation expense was $17.3 million, $17.5 million and $14.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Property and equipment, net of depreciation, under capital leases at December 31, 2014 and 2013 was not significant.
7. Goodwill and other intangible assets
The change in goodwill for each reportable segment (as defined in Note 18 of these consolidated financial statements) during the year ended December 31, 2014, consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Target Analytics	Other(1)	Total
Balance at December 31, 2013	$147,828	$74,956	$6,542	$33,177	$2,096	$264,599
Additions related to business combinations	75,541	9,257	—	—	—	84,798
Adjustments related to prior year business combinations	—	—	140	—	—	140
Effect of foreign currency translation	—	—	(529)	—	—	(529)
Balance at December 31, 2014	$223,369	$84,213	$6,153	$33,177	$2,096	$349,008

(1)	Other includes goodwill not assigned to one of our four reportable segments.
We have no accumulated impairment losses as of December 31, 2014 and 2013. Additions to goodwill for ECBU and GMBU during the year ended December 31, 2014, related to our acquisitions of MicroEdge and WhippleHill, respectively, as described in Note 3 of these consolidated financial statements. The addition to goodwill for IBU during the year ended December 31, 2014 was the result of measurement period adjustments to the estimated fair values of the assets acquired and liabilities assumed based on updated information for the entity we acquired during the year ended December 31, 2013.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

We have recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization as of:

	December 31,
(in thousands)	2014	2013
Finite-lived gross carrying amount
Customer relationships	$174,239	$102,030
Marketing assets	15,158	10,384
Acquired software and technology	126,650	94,144
Non-compete agreements	1,158	2,128
Database	4,275	4,275
Total finite-lived gross carrying amount	321,480	212,961
Accumulated amortization
Customer relationships	(43,671)	(33,442)
Marketing assets	(6,137)	(4,529)
Acquired software and technology	(40,801)	(27,671)
Non-compete agreements	(389)	(1,739)
Database	(3,867)	(3,332)
Total accumulated amortization	(94,865)	(70,713)
Indefinite-lived gross carrying amount
Marketing assets	2,692	1,193
Total intangible assets, net	$229,307	$143,441

Changes to the gross carrying amounts of intangible asset classes during 2014 were related to our business acquisitions as described in Note 3 of these financial statements, the write-off of certain non-compete agreements that expired and the effect of foreign currency translation.

Amortization expense
Amortization expense related to finite-lived intangible assets acquired in business combinations is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on the revenue stream to which the asset contributes. The following table summarizes amortization expense:

	Year ended December 31,
(in thousands)	2014	2013	2012
Included in cost of revenue:
Cost of license fees	$349	$421	$485
Cost of subscriptions	20,239	18,578	11,969
Cost of services	2,910	2,528	1,992
Cost of maintenance	772	457	722
Cost of other revenue	75	75	75
Total included in cost of revenue	24,345	22,059	15,243
Included in operating expenses	1,803	2,539	2,106
Total	$26,148	$24,598	$17,349

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of December 31, 2014:

Year ended December 31,	Amortization expense (in thousands)
2015	$32,828
2016	35,282
2017	32,760
2018	30,582
2019	27,430
Total	$158,882
8. Prepaid expenses and other assets
Prepaid expenses and other assets consisted of the following as of:

(in thousands)	December 31, 2014	December 31, 2013
Deferred sales commissions	$22,630	$20,088
Prepaid software maintenance	9,480	6,875
Taxes, prepaid and receivable	8,991	1,112
Deferred professional services costs	5,753	7,445
Software development costs	8,914	4,172
Prepaid royalties	3,192	2,813
Other assets	8,116	6,861
Total prepaid expenses and other assets	67,076	49,366
Less: Long-term portion	26,684	19,251
Total prepaid expenses and other current assets	$40,392	$30,115
9. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following as of:

(in thousands)	December 31, 2014	December 31, 2013
Taxes payable	$4,285	$5,430
Accrued commissions and salaries	8,712	7,127
Accrued bonuses	19,480	9,258
Lease incentive obligations	4,099	2,636
Deferred rent liabilities	4,200	2,706
Customer credit balances	2,573	3,281
Accrued health care costs	2,707	2,459
Unrecognized tax benefit	3,791	3,698
Other liabilities	9,791	10,503
Total accrued expenses and other liabilities	59,638	47,098
Less: Long-term portion	7,437	6,655
Total accrued expenses and other current liabilities	$52,201	$40,443

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

10. Deferred revenue
Deferred revenue consisted of the following as of:

(in thousands)	December 31, 2014	December 31, 2013
Maintenance	$92,823	$85,219
Subscriptions	98,225	72,480
Services	29,457	32,153
License fees and other	769	722
Total deferred revenue	221,274	190,574
Less: Deferred revenue, net of current portion	8,991	9,099
Deferred revenue, current portion	$212,283	$181,475
11. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(in thousands, except percentages)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Credit facility:
Revolving credit loans	$110,700	$70,408	1.56%	1.95%
Term loans	171,719	82,500	2.03%	2.39%
Total debt	282,419	152,908	1.85%	2.14%
Less: Unamortized debt discount	1,848	—
Less: Debt, current portion	4,375	17,158	1.39%	2.39%
Debt, net of current portion	$276,196	$135,750	1.85%	2.11%
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

We recorded a $0.4 million loss on debt extinguishment related to the write-off of deferred financing costs for the portions of the 2012 Credit Facility considered to be extinguished. This loss was recognized in the consolidated statements of comprehensive income within loss on debt extinguishment and termination of derivative instruments.
In connection with our entry into the 2014 Credit Facility, we paid $2.5 million in financing costs, of which $1.1 million were capitalized and, together with a portion of the unamortized deferred financing costs from the 2012 Credit Facility and prior facilities, are being amortized into interest expense over the term of the new facility using the effective interest method. As of December 31, 2014 and 2013, deferred financing costs totaling $1.7 million and $1.9 million, respectively, were included in other assets on the consolidated balance sheet.
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
We also pay a quarterly commitment fee on the unused portion of the revolving credit facility from 0.15% to 0.225% per annum, depending on our leverage ratio. At December 31, 2014, the commitment fee was 0.175%.
The term loan under the 2014 Credit Facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2014 Credit Facility.
The 2014 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At December 31, 2014, we were in compliance with our debt covenants under the 2014 Credit Facility.
Financing for MicroEdge Acquisition
The 2014 Credit Facility included a right to increase the revolving commitments and/or request additional term loans in a principal amount of up to $200 million. On October 1, 2014, we exercised our right, and certain lenders agreed, to increase the revolving credit commitments by $100 million such that currently and for the period commencing October 1, 2014, the aggregate revolving credit commitments are $250 million. The additional revolving credit commitments have the same terms as the existing revolving credit commitments.
On October 1, 2014, we drew down $140 million in revolving credit commitments under the 2014 Credit Facility to finance the acquisition of MicroEdge.
As of December 31, 2014, the required annual maturities related to the 2014 Credit Facility were as follows:

Year ending December 31, (in thousands)	Annual maturities
2015	$4,375
2016	4,375
2017	4,375
2018	4,375
2019	$264,919
Thereafter	$—
Total required maturities	$282,419

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

12. Derivative instruments
We use derivative instruments to manage interest rate risk. In February 2014, in connection with the refinancing of our debt, we terminated the two interest rate swap agreements associated with the 2012 Credit Facility. As part of the settlement of our swap liabilities, we recorded a loss of $0.6 million, which was recognized in the consolidated statements of comprehensive income within loss on debt extinguishment and termination of derivative instruments. This loss resulted in the recognition of an insignificant tax benefit.
In March 2014, we entered into an interest rate swap agreement (the “March 2014 Swap Agreement”), which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the swap agreement. The initial notional value of the March 2014 Swap Agreement was $125.0 million with an effective date beginning in March 2014. In March 2017, the notional value of the March 2014 Swap Agreement will decrease to $75.0 million for the remaining term through February 2018. We designated the March 2014 Swap Agreement as a cash flow hedge at the inception of the contract.
In October 2014, we entered into an additional interest rate swap agreement (the “October 2014 Swap Agreement”), which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the swap agreement. The initial notional value of the October 2014 Swap Agreement was $75.0 million with an effective date beginning in October 2014. In September 2015, the notional value of the October 2014 Swap Agreement will decrease to $50.0 million for the remaining term through June 2016. We designated the October 2014 Swap Agreement as a cash flow hedge at the inception of the contract.
The fair values of our derivative instruments were as follows as of:

		Liability fair value at
(in thousands)	Balance sheet location	December 31, 2014	December 31, 2013
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$—	$46
Interest rate swaps, long-term portion	Other liabilities	268	381
Total derivative instruments designated as hedging instruments		$268	$427
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Loss recognized in accumulated other comprehensive loss as of	Location of loss reclassified from accumulated other comprehensive loss into income	Amount reclassified from accumulated other comprehensive loss into income
	December 31, 2014		Year ended December 31,
(in thousands)			2014
Interest rate swaps	$(268)	Interest expense	$1,215

			Year ended December 31,
	December 31, 2013		2013
Interest rate swaps	$(427)	Interest expense	$794

			Year ended December 31,
	December 31, 2012		2012
Interest rate swaps	$(1,296)	Interest expense	$466
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. There were no ineffective portions of our interest rate swap derivatives during years ended December 31, 2014, 2013 and 2012. See Note 16 of these consolidated financial statements for a summary of other changes in accumulated other comprehensive income (loss) by component.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

13. Commitments and contingencies
Leases
We lease our headquarters facility under a 15-year lease agreement, which was entered into in October 2008, and has two five-year renewal options. The current annual base rent of the lease is $4.1 million, payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year.
We have a lease for office space in Austin, Texas that terminates on September 30, 2023, and has two five-year renewal options. Under the terms of the lease, we will increase our leased space by approximately 20,000 square feet on July 31, 2016. The current annual base rent of the lease is $2.3 million. The base rent that escalates annually between 2% and 4% based on the terms of the agreement. The related rent expense is recorded on a straight-line basis over the length of the lease term. At December 31, 2014, we had a standby letter of credit of $2.0 million for a security deposit for this lease.
We have provisions in our leases that entitle us to aggregate remaining leasehold improvement allowances of $5.7 million. These amounts are being recorded as a reduction to rent expense ratably over the terms of the leases. Rent expense was reduced related to these lease provisions by $0.7 million and $0.6 million during the years ended December 31, 2014 and 2013, respectively. The reduction in rent expense related to these lease provisions during the year ended December 31, 2012 was insignificant. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.
We have also received, and expect to receive through 2016, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense and were $2.2 million, $2.4 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Total rent expense was $9.4 million, $9.0 million and $7.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, the future minimum lease commitments related to lease agreements, net of related lease incentives, were as follows:

Year ended December 31,	Operating
(in thousands)	leases
2015	$12,425
2016	11,807
2017	10,995
2018	11,205
2019	10,537
Thereafter	33,882
Total minimum lease payments	$90,851
Other commitments
As discussed in Note 11 of these consolidated financial statements, the term loans under the 2014 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019.
We utilize third-party technology in conjunction with our products and services, with contractual arrangements varying in length from one to three years. In certain cases, these arrangements require a minimum annual purchase commitment. As of December 31, 2014, the remaining aggregate minimum purchase commitment under these arrangements was approximately $13.0 million through 2018. We incurred expense under these arrangements of $6.1 million for the year ended December 31, 2014.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
We assess the fair value of our liability on the above indemnities to be immaterial based on historical experience and information known at December 31, 2014.
14. Income taxes
Prior to October 13, 1999, we were organized as an S corporation under the Internal Revenue Code and, therefore, were not subject to federal income taxes. We historically made distributions to our stockholders to cover the stockholders' anticipated tax liability. In connection with our 1999 recapitalization, we converted our U.S. taxable status from an S corporation to a C corporation and, accordingly, since October 14, 1999, have been subject to federal and state income taxes. We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, United Kingdom, Australia, the Netherlands and Ireland. We are generally subject to U.S. federal income tax examination for calendar tax years 2011 through 2014 as well as state and foreign income tax examinations for various years depending on statutes of limitations of those jurisdictions.
The following summarizes the components of income tax expense:

	Year ended December 31,
(in thousands)	2014	2013	2012
Current taxes:
U.S. Federal	$5,757	$78	$(1,764)
U.S. State and local	2,158	1,127	410
International	(21)	(221)	511
Total current taxes	7,894	984	(843)
Deferred taxes:
U.S. Federal	4,725	14,394	8,943
U.S. State and local	(1,329)	(694)	(796)
International	(346)	173	(562)
Total deferred taxes	3,050	13,873	7,585
Total income tax provision	$10,944	$14,857	$6,742

The following summarizes the components of income before provision for income taxes:

	Year ended December 31,
(in thousands)	2014	2013	2012
U.S.	$39,638	$48,137	$16,793
International	(404)	(2,808)	(3,468)
Income before provision for income taxes	$39,234	$45,329	$13,325

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate our income tax provision is as follows:

	Year ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	3.2	5.2	8.3
Change in state income tax rate applied to deferred tax balances	(1.1)	(2.5)	(2.2)
Fixed assets	(0.3)	(1.0)	(7.6)
Unrecognized tax benefit	(2.9)	0.3	2.9
State credits, net of federal benefit	(1.0)	(2.9)	(1.7)
Change in valuation reserve	1.3	0.7	4.1
Federal credits generated	(4.7)	(5.1)	—
Foreign tax rate	(0.1)	0.6	2.3
Acquisition costs	0.6	—	10.8
Foreign tax credits	(1.5)	(0.5)	(3.0)
Section 162(m) limitation	0.4	1.8	0.1
Other	(1.0)	1.2	1.6
Income tax provision effective rate	27.9%	32.8%	50.6%
We recorded net excess tax benefits attributable to stock option and stock appreciation right exercises and restricted stock vesting of $7.5 million in stockholders’ equity during the year ended December 31, 2014. No excess tax benefits from stock-based compensation were recorded during the year ended December 31, 2013 and the amount recorded during the year ended December 31, 2012 was insignificant.
The U.S. federal and state research and development tax credits, which had previously expired on December 31, 2011, were reinstated as part of the American Taxpayer Relief Act of 2012 enacted in January 2013. This legislation retroactively reinstated and extended the credits from the previous expiration date through December 31, 2013. The 2014 research and development credits were reinstated in December 2014 as part of the Tax Increase Prevention Act of 2014. The benefit of the federal and state credits for 2013 and 2012 was included in 2013 tax expense, representing a $1.6 million and $1.8 million benefit, respectively. The benefit of the federal and state credits for 2014 of $2.6 million was included in 2014 tax expense.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2014	2013
Deferred tax assets relating to:
Federal and state and foreign net operating loss carryforwards	$15,428	$18,144
Federal, state and foreign tax credits	14,792	18,947
Intangible assets	562	5,849
Stock-based compensation	4,072	3,818
Accrued bonuses	7,177	3,286
Deferred revenue	7,332	3,850
Allowance for doubtful accounts	1,655	1,938
Other	5,790	4,286
Total deferred tax assets	56,808	60,118
Deferred tax liabilities relating to:
Intangible assets	(54,794)	(55,018)
Fixed assets	(10,715)	(11,557)
Other	(7,593)	(5,752)
Total deferred tax liabilities	(73,102)	(72,327)
Valuation allowance	(11,161)	(11,042)
Net deferred tax liability	$(27,455)	$(23,251)

As of December 31, 2014, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $32.0 million, $6.9 million and $49.7 million, respectively. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2032 and the state net operating loss carryforwards will expire over various periods beginning in 2015. A portion of the foreign and state net operating loss carryforwards have a valuation reserve due to management's uncertainty regarding the future ability to use such carryforwards. Our federal, foreign and state tax credit carryforwards for income tax purposes were approximately $1.9 million, $0.4 million and $12.5 million, net of federal tax, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2030 and the state tax credit carryforwards will begin to expire in 2015. The state tax credits had a valuation reserve of approximately $8.0 million, net of federal tax, as of December 31, 2014.
The following table illustrates the change in our deferred tax asset valuation allowance:

(in thousands)	Balance at beginning of year	Acquisition related change	Charges to expense	Balance at end of year
Year ended December 31,
2014	$11,042	$—	$119	$11,161
2013	10,651	635	(244)	11,042
2012	10,079	286	286	10,651

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table sets forth the change to our unrecognized tax benefit for the years ended December 31, 2014, 2013 and 2012:

	December 31,
(in thousands)	2014	2013	2012
Balance at beginning of year	$3,698	$3,846	$1,777
Increases from prior period positions	195	1,254	2,766
Decreases in prior year positions	(102)	(813)	(93)
Increases from current period positions	1,046	224	—
Lapse of statute of limitations	(1,273)	(813)	(604)
Balance at end of year	$3,564	$3,698	$3,846

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $2.8 million at December 31, 2014. Included in the increases for current and prior period positions is $0.8 million as a result of our 2014 acquisitions. These amounts are covered under an indemnification agreement and, therefore, we have recorded a corresponding indemnification asset. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2014 was insignificant and the total amount included in the consolidated balance sheet as of December 31, 2013 was $0.6 million. The total amount of interest and penalties included in the consolidated statements of comprehensive income as an increase or decrease in income tax expense for 2014, 2013 and 2012 was insignificant.
We have taken federal and state tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2014 was insignificant.
We concluded that a portion of the undistributed earnings of our foreign subsidiaries, as related solely to Canada, are not permanently reinvested and as a result we recorded a tax liability and applicable foreign tax credits for the effect of repatriating those foreign earnings. For the remaining undistributed earnings, which we do not consider to be significant, we concluded that these earnings would be permanently reinvested in the local jurisdictions and not repatriated to the United States. Accordingly, we have not provided for U.S. federal income taxes and foreign withholding taxes on those undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the amount that might be payable if some or all of such earnings were to be remitted.
15. Stock-based compensation
Employee stock-based compensation plans
Under the Blackbaud, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), we may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to eligible employees, directors and consultants. We maintain other stock-based compensation plans including the 2004 Stock Plan, under which no additional grants may be made, and the 2009 Equity Compensation Plan for Employees from Acquired Companies, under which we may grant shares of common stock to employees pursuant to employment contracts or other arrangements entered into in connection with past and future acquisitions.
In connection with the acquisition of Kintera in July 2008, we maintain the Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended (the “Kintera 2003 Plan”), which we assumed upon the acquisition of Kintera. In connection with the acquisition of Convio in May 2012, we maintain the Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended (the “Convio 1999 Plan”) and Convio, Inc. 2009 Stock Incentive Plan, as amended (the “Convio 2009 Plan”), which we assumed upon the acquisition of Convio. Our Compensation Committee of the Board of Directors administers all of these plans and the stock-based awards are granted under terms determined by them.
The total number of authorized stock-based awards available under our plans was 5,086,698 as of December 31, 2014. We issue common stock from our pool of authorized stock upon exercise of stock options and stock appreciation rights, vesting of restricted stock units or upon granting of restricted stock.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Historically, we have issued four types of awards under these plans: stock options, restricted stock awards, restricted stock units and stock appreciation rights. The following table sets forth the number of awards outstanding for each award type as of:

	Outstanding at December 31,
Award type	2014	2013
Stock options	7,547	24,158
Restricted stock awards	812,451	1,015,934
Restricted stock units	274,733	130,512
Stock appreciation rights	983,473	1,292,996
The majority of the stock-based awards granted under these plans have a 10-year contractual term. Stock appreciation rights (“SARs”) have contractual lives of 7 years. Awards granted to our executive officers and certain members of management are subject to accelerated vesting upon a change in control as defined in the employees’ retention agreement.
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
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Year ended December 31,
(in thousands)	2014	2013	2012
Included in cost of revenue:
Cost of subscriptions	$687	$1,032	$860
Cost of services	2,229	2,464	2,786
Cost of maintenance	689	545	538
Total included in cost of revenue	3,605	4,041	4,184
Included in operating expenses:
Sales and marketing	2,147	2,351	2,527
Research and development	3,264	3,731	3,556
General and administrative	8,329	6,787	8,973
Total included in operating expenses	13,740	12,869	15,056
Total	$17,345	$16,910	$19,240

The total amount of compensation cost related to non-vested awards not recognized was $31.2 million at December 31, 2014. It is expected that this amount will be recognized over a weighted average period of 1.7 years.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Stock options
The following table summarizes the options outstanding under each of our stock-based compensation plans as of December 31, 2014.

Plan	Date of adoption		Options outstanding	Range of exercise prices
Kintera 2003 Plan	July 8, 2008	(1)	3,353	$10.59-$19.26
Convio 1999 Plan	May 5, 2012	(1)	3,213	$9.10-$12.55
Convio 2009 Plan	May 5, 2012	(1)	981	$15.62-$18.20
Total			7,547

(1)	In connection with the acquisitions of Kintera and Convio, we assumed certain stock options issued and outstanding at the date of acquisition.
The following table summarizes our outstanding stock options as of December 31, 2014, and changes during the year then ended:

Stock options	Share options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2014	24,158	$11.49
Exercised	(16,278)	11.53
Forfeited	(29)	17.85
Expired	(304)	8.89
Outstanding at December 31, 2014	7,547	$11.49	4.0	$240
Vested and exercisable at December 31, 2014	7,547	$11.49	4.0	$240
There have been no new stock option awards granted since 2005. The total intrinsic value of options exercised during the year ended December 31, 2014 was insignificant. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was $0.8 million and $3.2 million, respectively. The total fair value of options that vested during the years ended December 31, 2014, 2013 and 2012 was insignificant. All outstanding options granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model.
Restricted stock awards
We have also granted shares of common stock subject to certain restrictions under the 2008 Equity Plan and the 2004 Stock Plan. Restricted stock awards granted to employees vest in equal annual installments generally over four years from the grant date subject to the recipient’s continued employment with us. Restricted stock awards granted to non-employee directors vest after one year from the date of grant or, if earlier, immediately prior to the next annual election of directors, provided the non-employee director is serving as a director at that time. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to vote such shares and receive dividends.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table summarizes our unvested restricted stock awards as of December 31, 2014, and changes during the year then ended:

Restricted stock awards	Restricted stock awards	Weighted average grant-date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested at January 1, 2014	1,015,934	$29.30
Granted	248,567	37.89
Vested	(365,328)	28.76
Forfeited	(86,722)	28.34
Unvested at December 31, 2014	812,451	$32.28	8.5	$35,147
Unvested and expected to vest at December 31, 2014	761,951	$32.25	8.5	$32,962
The total fair value of restricted stock awards that vested during the years ended December 31, 2014, 2013 and 2012 was $10.5 million, $10.4 million and $9.6 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2013 and 2012 was $35.31 and $22.77, respectively.
Restricted stock units
We have also granted restricted stock units subject to certain restrictions under the 2008 Equity Plan and assumed restricted stock units in connection with the Convio acquisition. Restricted stock units granted to employees vest in equal annual installments generally over three years from the grant date subject to the recipient’s continued employment with us. We have also granted restricted stock units for which vesting is subject to meeting certain performance and/or market conditions. Restricted stock units granted with a market condition had a fair market value assigned at the grant date based on the use of a Monte Carlo simulation model. The fair market value of the stock at the time of the grant is amortized to expense on a straight-line basis over the period of vesting except for awards with market or performance conditions, which are amortized on an accelerated basis over the period of vesting. Income tax benefits resulting from the vesting of restricted stock units are recognized in the period the unit is exercised to the extent expense has been recognized.
The following table summarizes our unvested restricted stock units as of December 31, 2014, and changes during the year then ended:

Restricted stock units	Restricted stock units	Weighted average grant-date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested at January 1, 2014	130,512	$28.84
Granted	232,596	33.38
Forfeited	(16,897)	29.36
Expired	(21,842)	26.82
Vested	(49,636)	28.58
Unvested at December 31, 2014	274,733	$32.86	3.6	$11,885
Unvested and expected to vest at December 31, 2014	240,652	$32.83	3.7	$10,411

The total fair value of restricted stock units that vested during the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $5.4 million and $2.1 million, respectively. The weighted average grant date fair value of restricted stock units granted for the years ended December 31, 2013 and 2012 was $35.70 and $21.41, respectively.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Stock appreciation rights
We have granted SARs under the 2008 Equity Plan and the 2004 Stock Plan to certain members of management. The SARs will be settled in stock at the time of exercise and vest in equal annual installments generally over four years from the date of grant subject to the recipient’s continued employment with us. The number of shares issued upon the exercise of the SARs is calculated as the difference between the share price of our stock on the date of exercise and the date of grant multiplied by the number of SARs divided by the share price on the exercise date.
The following table summarizes our outstanding SARs as of December 31, 2014, and changes during the year then ended:

Stock appreciation rights	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2014	1,292,996	$24.21
Exercised	(286,189)	23.83
Forfeited	(23,334)	23.96
Outstanding at December 31, 2014	983,473	$24.33	4.2	$18,617
Unvested and expected to vest at December 31, 2014	476,043	$23.82	4.7	$9,256
Vested and exercisable at December 31, 2014	489,718	$24.82	3.7	$9,031
There have been no new SARs granted since 2013. The total intrinsic value of SARs exercised during the year ended December 31, 2014, 2013 and 2012 was $5.0 million, $12.9 million and $2.4 million, respectively. The total fair value of SARs that vested during the year ended December 31, 2014, 2013 and 2012 was $2.5 million, $3.4 million and $3.9 million, respectively. The weighted average grant date fair value of SARs granted for the years ended December 31, 2013 and 2012 was $6.59 and $6.36, respectively. All outstanding SARs granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. All SARs granted with a market condition had a fair market value assigned at the grant date based on the use of a Monte Carlo simulation model. Significant assumptions used in the Black-Scholes option pricing model for SARs granted in 2013 and 2012 were as follows:

Assumptions	2013	2012
Volatility	32% to 35%	35% to 41%
Dividend yield	1.7%	1.7%
Risk-free interest rate	0.6% to 0.8%	0.5% to 0.6%
Expected SAR life in years	4	4

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
16. Stockholders' equity
Preferred stock
Our Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.

Dividends
Our Board of Directors has adopted a dividend policy, which provides for the distribution to stockholders a portion of cash generated by us that is in excess of operational needs and capital expenditures. The 2014 Credit Facility limits the amount of dividends payable and certain state laws restrict the amount of dividends distributed.
The following table provides information with respect to quarterly dividends paid on common stock during the year ended December 31, 2014.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2014	$0.12	February 28	March 14
April 2014	0.12	May 28	June 13
July 2014	0.12	August 28	September 15
October 2014	0.12	November 28	December 15
In February 2015, our Board of Directors declared a first quarter dividend of $0.12 per share payable on March 13, 2015 to stockholders of record on February 27, 2015.
Stock repurchase program
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. The program does not have an expiration date. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors.
We account for purchases of treasury stock under the cost method. The remaining amount available to purchase stock under the stock repurchase program was $50.0 million as of December 31, 2014.
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Year ended December 31,
(in thousands)	2014	2013	2012
Accumulated other comprehensive loss, beginning of period	$(1,385)	$(1,973)	$(1,148)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive loss balance, beginning of period	$(256)	$(791)	$—
Other comprehensive (loss) income before reclassifications, net of tax effects of $644, $(30) and $687	(999)	46	(1,075)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,215	794	466
Amounts reclassified from accumulated other comprehensive loss to loss on debt extinguishment and termination of derivative instruments	587	—	—
Tax benefit included in provision for income taxes	(711)	(305)	(182)
Total amounts reclassified from accumulated other comprehensive loss	1,091	489	284
Net current-period other comprehensive income (loss), net of tax	92	535	(791)
Accumulated other comprehensive loss balance, end of period	$(164)	$(256)	$(791)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(1,129)	$(1,182)	$(1,148)
Translation adjustments	261	53	(34)
Accumulated other comprehensive loss balance, end of period	(868)	(1,129)	(1,182)
Accumulated other comprehensive loss, end of period	$(1,032)	$(1,385)	$(1,973)

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

17. Defined contribution plan
We have a defined contribution plan 401(k) (the 401K Plan) covering substantially all employees. Employees can contribute between 1% and 30% of their salaries in 2014, 2013 and 2012, and we match 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at our discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2014, 2013 and 2012 were $5.6 million, $5.1 million and $4.6 million, respectively. There was no discretionary contribution by us to the 401K Plan in 2014, 2013 and 2012.
18. Segment information
As of December 31, 2014, our reportable segments were as follows: the Enterprise Customer Business Unit (the “ECBU”), the General Markets Business Unit, (the “GMBU”), the International Business Unit, (the “IBU”), and Target Analytics. Following is a description of each reportable segment:

•	The ECBU is focused on marketing, sales, delivery and support to large and/or strategic prospects and customers in North America;

•	The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America;

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America; and

•	Target Analytics is focused on marketing, sales and delivery of analytics services to all prospects and customers globally.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

We have recast our segment disclosures for 2013 and 2012 to present them on a consistent basis with the current year. During 2014, we refined our methodology for allocating expenses to our reportable segments to provide further precision in those allocations. Summarized reportable segment financial results were as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Revenue by segment:
ECBU	$219,909	$195,570	$165,161
GMBU	254,689	225,352	203,178
IBU	46,475	41,488	40,068
Target Analytics	41,751	39,845	37,453
Other(1)	1,597	1,562	1,559
Total revenue	$564,421	$503,817	$447,419
Segment operating income(2):
ECBU	$111,810	$102,915	$74,131
GMBU	132,176	130,650	121,120
IBU	4,167	8,536	5,755
Target Analytics	17,043	16,378	17,451
Other(1)	1,781	1,447	1,295
	266,977	259,926	219,752
Less:
Corporate unallocated costs(3)	177,120	166,876	163,728
Stock-based compensation costs	17,345	16,910	19,240
Amortization expense	26,148	24,598	17,349
Interest expense, net	5,952	5,751	5,718
Loss on debt extinguishment and termination of derivative instruments	996	—	—
Other expense, net	182	462	392
Income before provision for income taxes	$39,234	$45,329	$13,325

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.

(2)	Segment operating income includes direct, controllable costs related to the sale of products and services by the reportable segment.

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Revenue by product and service group for each of our reportable segments were as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
ECBU revenue:
License fees	$8,122	$7,374	$7,888
Subscriptions	114,789	97,392	73,246
Services	49,385	48,471	44,882
Maintenance	44,948	39,503	35,905
Other	2,665	2,830	3,240
Total ECBU revenue	$219,909	$195,570	$165,161

GMBU revenue:
License fees	$6,017	$6,718	$9,068
Subscriptions	116,676	88,766	65,482
Services	41,938	41,228	39,036
Maintenance	86,665	84,763	86,026
Other	3,393	3,877	3,566
Total GMBU revenue	$254,689	$225,352	$203,178

IBU revenue:
License fees	$1,744	$2,510	$3,476
Subscriptions	16,700	12,743	10,038
Services	11,212	11,337	12,230
Maintenance	15,509	14,056	13,673
Other	1,310	842	651
Total IBU revenue	$46,475	$41,488	$40,068

Target Analytics revenue:
License fees	$333	$113	$119
Subscriptions	15,245	13,755	13,320
Services	25,836	25,495	23,452
Maintenance	296	423	497
Other	41	59	65
Total Target Analytics revenue	$41,751	$39,845	$37,453

Other revenue:
License fees	$—	$—	$—
Subscriptions	25	—	16
Services	—	17	26
Maintenance	—	—	—
Other	1,572	1,545	1,517
Total Other revenue	$1,597	$1,562	$1,559
Total consolidated revenue	$564,421	$503,817	$447,419

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

We derive a portion of our revenue from our foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable, long-lived assets by geographic region based on the location of the assets.

(in thousands)	United States	Canada	Europe	Australia	Total Foreign	Total
Revenue from external customers:
2014	$491,731	$26,944	$27,411	$18,335	$72,690	$564,421
2013	439,887	23,344	24,107	16,479	63,930	503,817
2012	386,376	22,770	23,022	15,251	61,043	447,419
Property and equipment:
December 31, 2014	$47,925	$34	$1,869	$574	$2,477	$50,402
December 31, 2013	47,367	72	1,694	417	2,183	49,550
It is impractical for us to identify our total assets by segment.
19. Quarterly results (unaudited)

(in thousands, except per share data)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$152,813	$144,598	$139,388	$127,622
Gross profit	75,549	76,450	74,692	64,292
Income from operations	7,589	13,502	15,996	9,277
Income before provision for income taxes	5,450	12,276	14,906	6,602
Net income	4,816	10,380	9,280	3,814
Earnings per share
Basic	$0.11	$0.23	$0.21	$0.08
Diluted	$0.10	$0.23	$0.20	$0.08

(in thousands, except per share data)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenue	$134,872	$127,854	$125,468	$115,623
Gross profit	68,514	71,740	68,855	62,045
Income from operations	14,622	18,008	14,318	4,594
Income before provision for income taxes	13,287	16,490	12,532	3,020
Net income	11,790	9,393	6,623	2,666
Earnings per share
Basic	$0.26	$0.21	$0.15	$0.06
Diluted	$0.26	$0.21	$0.15	$0.06
Included in the fourth quarter 2013 was $8.5 million of subscription revenue which was attributable to a prospective change in presentation from net to gross for revenues and costs associated with certain of our payment processing services effective October 2013. Earnings per common share are computed independently for each of the periods presented and, therefore, may not add up to the total for the year. The results of operations of acquired companies are included in the consolidated results of operations from the date of their respective acquisition as described in Note 3 of these consolidated financial statements.

20. Restructuring
During 2012, in an effort to consolidate our operating locations, we decided not to renew our lease for office space in San Diego, CA, which matured on June 30, 2013. As a result, we initiated a plan to transition most of our operations based in San Diego, CA to our Austin, TX location, which we substantially completed in June 2013 when the lease ended. The amounts we incurred in before-tax restructuring charges related to our San Diego office transition during the years ended December 31, 2013 and 2012 were insignificant.
In January 2013, we implemented a realignment of our workforce in response to changes in the nonprofit industry and global economy. The realignment included a reduction in workforce of approximately 135 positions. The cost associated with this realignment was substantially incurred during 2013. We incurred $3.2 million in before-tax restructuring charges related to the realignment of our workforce during the year ended December 31, 2013.

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
Changes in internal control over financial reporting
In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) released Internal Controls - Integrated Framework (2013), an updated version of its Internal Control - Integrated Framework (1992). The COSO Internal Control - Integrated Framework (2013) formalizes the principles embedded in the original COSO 1992, incorporates business and operating environment changes over the past two decades, and improves the original 1992 framework’s ease of use and application. Effective January 1, 2014, we transitioned to the COSO Internal Control - Integrated Framework (2013) and it has not had a significant impact on our underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including internal control over financial reporting and disclosure controls and procedures.
No change in internal control over financial reporting occurred during the fiscal quarter ended December 31, 2014 with respect to our operations, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We have excluded MicroEdge from our assessment of internal control over financial reporting as of December 31, 2014, because it was acquired on October 1, 2014. MicroEdge assets represented 2.0% of our total assets and 1.0% of our total revenue as of and for the year ended December 31, 2014.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Attestation report of registered public accounting firm
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K.
Item 9B. Other information
None.

PART III
Item 10. Directors, executive officers and corporate governance
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Meetings of the Board and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2015 Annual Meeting of Stockholders expected to be held on June 9, 2015, except for the identification of executive officers of the Registrant which is set forth in Part I of this report.
Item 11. Executive compensation
The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Matters,” “Compensation Discussion and Analysis” and “Summary Compensation Table” contained in Blackbaud’s Proxy Statement for the 2015 Annual Meeting of Stockholders expected to be held on June 9, 2015.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by Item 12 is incorporated by reference from information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in Blackbaud’s Proxy Statement for the 2015 Annual Meeting of Stockholders expected to be held on June 9, 2015.
Item 13. Certain relationships, related transactions and director independence
The information required by Item 13 is incorporated by reference from the information under the caption “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2015 Annual Meeting of Stockholders expected to be held on June 9, 2015.
Item 14. Principal accountant fees and services
The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2015 Annual Meeting of Stockholders expected to be held on June 9, 2015.

PART IV
Item 15. Exhibits and financial statement schedules
(a) The following documents are included as part of the Annual Report on Form 10-K:

1.	Financial statements
The following statements are filed as part of this report:

2.	Financial statement schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements thereto.

3.	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K:

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1		Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1
2.2		Stock Purchase Agreement dated January 16, 2007 by and among Target Software, Inc., Target Analysis Group, Inc., all of the stockholders of Target Software, Inc. and Target Analysis Group, Inc., Charles Longfield, as stockholder representative, and Blackbaud, Inc.	8-K	1/18/2007	2.2
2.3		Agreement and Plan of Merger dated as of May 29, 2008 by and among Blackbaud, Inc., Eucalyptus Acquisition Corporation and Kintera, Inc.	8-K	5/30/2008	2.3
2.4		Share Purchase Agreement dated as of April 29, 2009 between RLC Group B.V., as the Seller, and Blackbaud, Inc., as the Purchaser	10-Q	8/7/2009	10.42
2.5	*	Stock Purchase Agreement dated as of February 1, 2011 by and among Public Interest Data, Inc., all for the stockholders of Public Interest Data, Inc., Stephen W. Zautke, as stockholder representative and Blackbaud, Inc.	10-Q	5/10/2011	2.3
2.6		Agreement and Plan of Merger dated as of January 16, 2012 by and among Blackbaud, Inc., Caribou Acquisition Corporation and Convio, Inc.	8-K	1/17/2012	2.4
2.7		Stock Purchase Agreement dated as of October 6, 2011 by and among Everyday Hero Pty. Ltd., all of the stockholders of Everyday Hero Pty. Ltd., Nathan Betteridge as stockholder representative and Blackbaud Pacific Pty. Ltd.	10-K	2/29/2012	2.7
3.4		Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009
3.5		Amended and Restated Bylaws of Blackbaud, Inc.	8-K	3/22/2011	3.4

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.5		Trademark License and Promotional Agreement dated as of October 13, 1999 between Blackbaud, Inc. and Charleston Battery, Inc.	S-1	2/20/2004	10.5
10.6	†	Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1/A	4/6/2004	10.6
10.8	†	Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1/A	4/6/2004	10.8
10.20	†	Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	6/20/2006	10.20
10.26	†	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.26
10.27	†	Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.27
10.33	†	Blackbaud, Inc. 2008 Equity Incentive Plan	DEF 14A	4/29/2008
10.34	†	Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.34
10.35	†	Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.35
10.36	†	Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.36
10.37	†**	Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.2
10.38	†**	Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.3
10.39	†	Form of Retention Agreement	10-Q	11/10/2008	10.37
10.40		Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/2008	10.37
10.41	†	Blackbaud, Inc. 2009 Equity Compensation Plan for Employees from Acquired Companies	S-8	7/2/2009	10.41
10.43	†	Amended and Restated Employment and Noncompetition Agreement dated January 28, 2010 between Blackbaud, Inc. and Marc Chardon	8-K	2/1/2010	10.43
10.44		Credit Agreement dated as of June 17, 2011 by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Book Managers	8-K	6/23/2011	10.44
10.45		Guaranty Agreement dated as of June 17, 2011, by certain subsidiaries of Blackbaud, Inc., as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent	8-K	6/23/2011	10.45
10.46		Pledge Agreement dated as of June 17, 2011 by Blackbaud, Inc. and certain subsidiaries of Blackbaud, Inc. in favor of Wells Fargo Bank, National Association, as Administrative Agent for the ratable benefit of itself and the lenders referred to therein	8-K	6/23/2011	10.46
10.47	†	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Tim Williams	10-Q	11/8/2011	10.47

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.48	†	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Louis Attanasi	10-Q	11/8/2011	10.48
10.49	†	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Charlie Cumbaa	10-Q	11/8/2011	10.49
10.50	†	Employment Agreement dated June 25, 2008 between Blackbaud, Inc. and Kevin Mooney	10-Q	11/8/2011	10.50
10.51	†	Amendment No. 1 to the Amended and Restated Employment and Noncompetition Agreement dated December 13, 2011 between Blackbaud, Inc. and Marc Chardon	8-K	12/16/2011	10.51
10.52		Form of Tender and Support Agreement by and among Blackbaud, Inc. and certain stockholders of Convio, Inc.	8-K	1/17/2012	10.52
10.53		Amended and Restated Credit Agreement dated as of February 9, 2012 by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and an Issuing Lender, SunTrust Bank, as Syndication Agent, and Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, with J.P. Morgan Securities LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners	8-K	2/15/2012	10.53
10.54		Amended and Restated Pledge Agreement dated as of February 9, 2012 by Blackbaud, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the ratable benefit of itself and the lenders referred to therein	8-K	2/15/2012	10.54
10.55	†	Employment Agreement dated November 14, 2011 between Blackbaud, Inc. and Anthony W. Boor	10-K	2/29/2012	10.55
10.56	†	Services Agreement dated November 11, 2011 between Blackbaud, Inc. and Timothy V. Williams	10-K	2/29/2012	10.56
10.57	†	Employment Agreement dated November 16, 2010 between Blackbaud, Inc. and Jana B. Eggers	10-K	2/29/2012	10.57
10.58		Guaranty Agreement dated as of May 4, 2012, by certain subsidiaries of Blackbaud, Inc., as Guarantors, in favor of JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	5/7/2012	10.58
10.59	†***	Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements	S-1/A	3/19/2010	10.1
10.60	†***	Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger)	8-K	2/28/2011	10.1
10.61	†***	Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement	8-K	2/28/2011	10.2
10.62	†***	Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements	S-1	1/22/2010	10.2
10.63	†	Blackbaud, Inc. 2008 Equity Incentive Plan, as amended	8-K	6/26/2012	10.59
10.64	†	Amendment to the Blackbaud, Inc. 2008 Equity Incentive Plan	8-K	6/26/2012	10.60
10.65	†	Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor, Charles T. Cumbaa, Jana B. Eggers, Kevin W. Mooney and Joseph D. Moye	10-K	2/26/2013	10.65
10.66		Lease Amendment and Remediation Agreement entered into as of March 22, 2013, by and between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC.	8-K	3/28/2013	10.66
10.67	†	Letter Agreement entered into as of January 24, 2013, by and between Blackbaud, Inc. and Marc. Chardon	10-Q	5/7/2013	10.67

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.68	†	Form of Management Transition Retention Agreement between Blackbaud, Inc. and each of Anthony W. Boor, Charles T. Cumbaa, Jana B. Eggers, Kevin W. Mooney and Joseph D. Moye	10-Q	5/7/2013	10.68
10.69	†	Management Transition Retention Agreement between Blackbaud, Inc. and Bradley J. Holman	10-Q	5/7/2013	10.69
10.70	†	Letter Agreement dated October 23, 2013 between Blackbaud, Inc. and Anthony W. Boor	8-K	10/25/2013	10.70
10.71	†	Offer Letter Agreement dated November 7, 2013 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/26/2014	10.71
10.72	†	Employment and Noncompetition Agreement dated November 8, 2013 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/26/2014	10.72
10.73		Credit Agreement, dated as of February 28, 2014, by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, SunTrust Bank, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as an Issuing Lender and Syndication Agent, and Regions Bank and Fifth Third Bank as Co-Documentation Agents with SunTrust Robinson Humphrey, Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Fifth Third Bank, as Joint Lead Arrangers and Joint Bookrunners.	8-K	3/3/2014	10.73
10.74		Pledge Agreement, dated as of February 28, 2014, by Blackbaud and Convio in favor of SunTrust Bank, as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein.	8-K	3/3/2014	10.74
10.75		Guaranty Agreement, dated as of February 28, 2014, by Convio in favor of SunTrust Bank, as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein.	8-K	3/3/2014	10.75
10.76		Purchase Agreement, dated August 30, 2014, by and among MicroEdge Holdings, LLC, Blackbaud, Inc, direct and indirect holders of all of the outstanding equity interests of MicroEdge Holdings, LLC, and VFF I AIV I, L.P., as Sellers’ Representative.	8-K	10/2/2014	10.76
21.1		Subsidiaries of Blackbaud, Inc.				X
23.1		Consent of Independent Registered Public Accounting Firm				X
31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	****	XBRL Instance Document				X
101.SCH	****	XBRL Taxonomy Extension Schema Document				X
101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document				X

Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

***
The Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements thereunder (“Convio 2009 Original Plan Documents”) and the Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements thereunder (“Convio 1999 Plan Documents”) were filed by Convio in its Forms S-1/A and S-1, filed March 19, 2010 and January 25, 2010 as exhibits 10.1 and 10.2, respectively. The Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger) and Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement were filed by Convio in its Form 8-K on February 28, 2011 as exhibits 10.1 and 10.2 (together with the Convio 2009 Original Plan Documents, the “Convio 2009 Plan Documents”). We assumed the Convio 2009 Plan Documents and Convio 1999 Plan Documents when we acquired Convio in May 2012. We filed the Convio 2009 Plan Documents and Convio 1999 Plan Documents by incorporation by reference as exhibits 10.59, 10.60, 10.61 and 10.62 in our Form S-8 on May 7, 2012.

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

BLACKBAUD, INC.

Signed:	February 25, 2015	/S/ MICHAEL P. GIANONI
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/ MICHAEL P. GIANONI	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	February 25, 2015
Michael P. Gianoni

/S/ ANTHONY W. BOOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 25, 2015
Anthony W. Boor

/S/ ANDREW M. LEITCH	Chairman of the Board of Directors	Date:	February 25, 2015
Andrew M. Leitch

/S/ TIMOTHY CHOU	Director	Date:	February 25, 2015
Timothy Chou

/S/ GEORGE H. ELLIS	Director	Date:	February 25, 2015
George H. Ellis

/S/ DAVID G. GOLDEN	Director	Date:	February 25, 2015
David G. Golden

/S/ SARAH E. NASH	Director	Date:	February 25, 2015
Sarah E. Nash

/S/ JOYCE M. NELSON	Director	Date:	February 25, 2015
Joyce M. Nelson

/S/ PETER J. KIGHT	Director	Date:	February 25, 2015
Peter J. Kight