Form 10-Q
period 2015-03-31
BLACKBAUD INC
filed 2015-05-06
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
YES  ☐  NO  ☑
The number of shares of the registrant’s Common Stock outstanding as of April 27, 2015 was 46,873,670.

Blackbaud, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions and projections. Statements which include the words “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “will,” “targets,” “plans,” “anticipates,” “aims,” “projects,” “estimates” or the negative version of those words and similar statements of a future or forward-looking nature identify forward-looking statements.
Although we attempt to be accurate in making these forward-looking statements, future circumstances might differ from the assumptions on which such statements are based. In addition, other important factors that could cause results to differ materially include those set forth elsewhere in this report, under “Item 1A. Risk factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our other SEC filings. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

(in thousands, except share amounts)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$13,286	$14,735
Donor restricted cash	58,355	140,709
Accounts receivable, net of allowance of $4,393 and $4,539 at March 31, 2015 and December 31, 2014, respectively	74,901	77,523
Prepaid expenses and other current assets	39,074	40,392
Deferred tax asset, current portion	14,119	14,423
Total current assets	199,735	287,782
Property and equipment, net	47,444	50,402
Goodwill	348,605	349,008
Intangible assets, net	220,910	229,307
Other assets	26,668	26,684
Total assets	$843,362	$943,183
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$11,203	$11,436
Accrued expenses and other current liabilities	35,270	52,201
Donations payable	58,355	140,709
Debt, current portion	4,375	4,375
Deferred revenue, current portion	205,876	212,283
Total current liabilities	315,079	421,004
Debt, net of current portion	281,413	276,196
Deferred tax liability	42,443	43,639
Deferred revenue, net of current portion	9,102	8,991
Other liabilities	7,445	7,437
Total liabilities	655,482	757,267
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 56,641,530 and 56,048,135 shares issued at March 31, 2015 and December 31, 2014, respectively	57	56
Additional paid-in capital	251,340	245,674
Treasury stock, at cost; 9,775,789 and 9,740,054 shares at March 31, 2015 and December 31, 2014, respectively	(192,038)	(190,440)
Accumulated other comprehensive loss	(1,827)	(1,032)
Retained earnings	130,348	131,658
Total stockholders’ equity	187,880	185,916
Total liabilities and stockholders’ equity	$843,362	$943,183
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of comprehensive income
(Unaudited)

(in thousands, except share and per share amounts)	Three months ended March 31,
	2015	2014
Revenue
Subscriptions	$72,513	$58,268
Maintenance	38,896	35,652
Services	31,306	28,130
License fees and other	4,278	5,572
Total revenue	146,993	127,622
Cost of revenue
Cost of subscriptions	36,178	30,124
Cost of maintenance	7,502	5,414
Cost of services	26,971	26,263
Cost of license fees and other	1,161	1,529
Total cost of revenue	71,812	63,330
Gross profit	75,181	64,292
Operating expenses
Sales and marketing	28,562	25,116
Research and development	21,276	16,494
General and administrative	16,843	12,818
Amortization	488	587
Total operating expenses	67,169	55,015
Income from operations	8,012	9,277
Interest income	8	16
Interest expense	(1,686)	(1,459)
Loss on debt extinguishment and termination of derivative instruments (see Notes 10 and 11)	—	(996)
Other expense, net	(295)	(236)
Income before provision for income taxes	6,039	6,602
Income tax provision	1,754	2,788
Net income	$4,285	$3,814
Earnings per share
Basic	$0.09	$0.08
Diluted	$0.09	$0.08
Common shares and equivalents outstanding
Basic weighted average shares	45,529,668	45,127,645
Diluted weighted average shares	46,168,096	45,552,451
Dividends per share	$0.12	$0.12
Other comprehensive (loss) income
Foreign currency translation adjustment	(326)	555
Unrealized (loss) gain on derivative instruments, net of tax	(469)	312
Total other comprehensive (loss) income	(795)	867
Comprehensive income	$3,490	$4,681
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities
Net income	$4,285	$3,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,678	10,674
Provision for doubtful accounts and sales returns	1,358	1,074
Stock-based compensation expense	5,102	3,714
Excess tax benefits from exercise and vesting of stock-based compensation	(584)	(603)
Deferred taxes	(886)	616
Loss on debt extinguishment and termination of derivative instruments	—	996
Amortization of deferred financing costs and discount	210	162
Other non-cash adjustments	524	168
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	555	2,676
Prepaid expenses and other assets	3,633	309
Trade accounts payable	(111)	2,789
Accrued expenses and other liabilities	(18,768)	(4,158)
Donor restricted cash	82,140	63,680
Donations payable	(82,140)	(63,680)
Deferred revenue	(4,765)	(8,967)
Net cash provided by operating activities	4,231	13,264
Cash flows from investing activities
Purchase of property and equipment	(2,521)	(6,119)
Purchase of net assets of acquired companies, net of cash acquired	—	(136)
Capitalized software development costs	(3,129)	(1,152)
Net cash used in investing activities	(5,650)	(7,407)
Cash flows from financing activities
Proceeds from issuance of debt	41,800	196,000
Payments on debt	(36,694)	(173,908)
Debt issuance costs	—	(2,484)
Proceeds from exercise of stock options	11	25
Excess tax benefits from from exercise and vesting of stock-based compensation	584	603
Dividend payments to stockholders	(5,626)	(5,537)
Net cash provided by financing activities	75	14,699
Effect of exchange rate on cash and cash equivalents	(105)	105
Net (decrease) increase in cash and cash equivalents	(1,449)	20,661
Cash and cash equivalents, beginning of period	14,735	11,889
Cash and cash equivalents, end of period	$13,286	$32,550
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Consolidated statements of stockholders' equity
(Unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2013	55,699,817	$56	$220,763	$(183,288)	$(1,385)	$125,398	$161,544
Net income	—	—	—	—	—	28,290	28,290
Payment of dividends	—	—	—	—	—	(22,107)	(22,107)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	186,473	—	188	—	—	—	188
Surrender of 166,952 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(7,152)	—	—	(7,152)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	7,455	—	—	—	7,455
Stock-based compensation	—	—	17,268	—	—	77	17,345
Restricted stock grants	248,567	—	—	—	—	—	—
Restricted stock cancellations	(86,722)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	353	—	353
Balance at December 31, 2014	56,048,135	$56	$245,674	$(190,440)	$(1,032)	$131,658	$185,916
Net income	—	—	—	—	—	4,285	4,285
Payment of dividends	—	—	—	—	—	(5,626)	(5,626)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	88,021	—	11	—	—	—	11
Surrender of 35,735 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(1,598)	—	—	(1,598)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	584	—	—	—	584
Stock-based compensation	—	—	5,071	—	—	31	5,102
Restricted stock grants	540,155	1	—	—	—	—	1
Restricted stock cancellations	(34,781)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	(795)	—	(795)
Balance at March 31, 2015	56,641,530	$57	$251,340	$(192,038)	$(1,827)	$130,348	$187,880
The accompanying notes are an integral part of these consolidated financial statements.

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We provide software and services for the nonprofit, charitable giving and education communities. Our offerings include a full spectrum of cloud-based and on-premise solutions, and related services for organizations of all sizes, including nonprofit fundraising and relationship management, marketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility, education and other solutions. As of March 31, 2015, we had more than 30,000 active customers including nonprofits, K12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations.
2. Summary of significant accounting policies
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, and other forms filed with the SEC from time to time.
Reclassifications
In order to provide comparability between periods presented, "license fees" and "other revenue" have been combined within "license fees and other" in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period. Similarly, "cost of license fees" and "cost of other revenue" have been combined within "cost of license fees and other" in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period.
Reclassifications were also made to prior period segment disclosures to reflect a change in reportable segments including the reassignment of goodwill from a former reportable segment to the other reportable segments. See Note 16 to these consolidated financial statements for additional discussion.
Basis of consolidation
The consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets including goodwill, stock-based compensation, the provision for income taxes, deferred taxes, capitalization of software development costs, our allowances for sales returns and doubtful accounts, deferred sales commissions and professional services costs, valuation of derivative instruments, accounting for business combinations and loss contingencies. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could materially differ from these estimates.
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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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
We sell fixed-rate programs, which permit customers to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions, and revenue in those cases is recognized ratably over the contract period. Additionally, we sell training at a fixed rate for each specific class at a per attendee price or at a packaged price for several attendees, and recognize the related revenue upon the customer attending and completing training.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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
Deferred revenue
To the extent that our customers are billed for the above described products and services in advance of delivery, we record such amounts in deferred revenue.
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
(Unaudited)

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
Recently issued accounting pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for the Company in fiscal year 2016. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We are currently evaluating implementation methods and the extent of the impact that implementation of this standard will have upon adoption.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. ASU 2015-03 will be effective for the Company in fiscal year 2016. Early adoption is permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We are currently evaluating the extent of the impact that implementation of this standard will have on adoption; however, we will reclassify debt issuance costs from other assets and record them as a direct deduction from the carrying amount of our debt liability.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. An entity should apply ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. On April 29, 2015, the FASB issued a proposed ASU to defer the effective date of the new standard for one year. The proposal would now require application of the new standard no later than annual reporting periods beginning after December 15, 2017, including interim reporting periods therein; however, under the proposal, public entities would be permitted to elect to early adopt the new standard as of the original effective date. We expect the adoption of ASU 2014-09 will impact our consolidated financial statements. We are currently evaluating implementation methods and the extent of the impact that implementation of this standard will have upon adoption.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

3. Business combinations
2014 Acquisitions
MicroEdge
On October 1, 2014, we completed our acquisition of all of the outstanding equity, including all voting equity interests of MicroEdge Holdings, LLC (“MicroEdge”). MicroEdge is a provider of high-performance solutions that enable the worldwide giving community to organize, simplify and measure their acts of charitable giving. The acquisition of MicroEdge expands our offerings in the philanthropic giving sector with MicroEdge’s comprehensive technology solutions for grant-making, corporate social responsibility and foundation management. We acquired MicroEdge for an aggregate purchase price of $159.8 million in cash. As a result of the acquisition, MicroEdge has become a wholly-owned subsidiary of ours. The operating results of MicroEdge have been included in our consolidated financial statements from the date of acquisition within the Enterprise Customer Business Unit. For the three months ended March 31, 2015, MicroEdge's total revenue was $6.6 million. Because we have integrated a substantial amount of MicroEdge's operations, it is impracticable to determine the operating costs attributable solely to the acquired business. We financed the acquisition of MicroEdge through cash on hand and borrowings of $140 million under our existing credit facility.
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

(in thousands)
Net working capital, excluding deferred revenue	$9,642
Property and equipment	1,371
Other long term assets	792
Deferred revenue	(11,670)
Deferred tax liability	(6,090)
Intangible assets and liabilities	90,200
Goodwill	75,541
Total purchase price	$159,786

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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The MicroEdge acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired	Weighted average amortization period
MicroEdge	(in thousands)	(in years)
Customer relationships	$61,200	13
Marketing assets	2,500	7
Marketing assets	1,600	Indefinite
Acquired technology	24,300	7
Non-compete agreements	600	3
Total intangible assets	$90,200	11

The estimated fair values of the finite-lived intangible assets was based on variations of the income approach, which estimates fair value based on the present value of cash flows that the assets are expected to generate which included the relief-from-royalty method, incremental cash flow method, excess earnings method and with and without method, depending on the intangible asset being valued. Customer relationships are amortized on an accelerated basis. Marketing assets, certain of the acquired technology and non-compete agreements are being amortized on a straight-line basis. Certain of the acquired technology is being amortized on an accelerated basis.

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

Three months ended March 31,
(in thousands, except per share amounts)	2014
Revenue	$132,307
Net income	$1,876
Basic earnings per share	$0.04
Diluted earnings per share	$0.04
WhippleHill
On June 16, 2014, we acquired all of the outstanding stock of WhippleHill Communications, Inc. (“WhippleHill”), a privately held company based in New Hampshire, for $35.0 million in cash, subject to certain adjustments set forth in the stock purchase agreement. WhippleHill is a provider of cloud-based solutions designed exclusively to serve K12 private schools. The acquisition of WhippleHill expanded our offerings in the K12 technology sector. The operating results of WhippleHill have been included in our consolidated financial statements from the date of acquisition. Because we have integrated WhippleHill's operations, it is impracticable to determine the revenue and operating costs attributable solely to the acquired business.

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
The WhippleHill acquisition resulted in the identification of the following identifiable finite-lived intangible assets:

	Intangible assets acquired	Weighted average amortization period
WhippleHill	(in thousands)	(in years)
Customer relationships	$11,300	11
Acquired technology	8,500	7
Marketing assets	2,300	9
Non-compete agreements	100	3
Total intangible assets	$22,200	9
The estimated fair values of the finite-lived intangible assets were based on variations of the income approach which estimates fair value based upon the present value of cash flows that the assets are expected to generate and which included the relief-from-royalty method, incremental cash flow method, excess earnings method and with and without method, depending on the intangible asset being valued. Customer relationships are being amortized on an accelerated basis. Acquired technology, trade names and non-compete agreements are being amortized on a straight-line basis.
We determined that the WhippleHill acquisition was a non-material business combination. As such, pro forma disclosures are not required and are not presented.
4. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2015	2014
Numerator:
Net income	$4,285	$3,814
Denominator:
Weighted average common shares	45,529,668	45,127,645
Add effect of dilutive securities:
Stock-based compensation	638,428	424,806
Weighted average common shares assuming dilution	46,168,096	45,552,451
Earnings per share:
Basic	$0.09	$0.08
Diluted	$0.09	$0.08

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2015	2014
Shares excluded from calculations of diluted earnings per share	18,575	351,383
5. Fair value measurements
Recurring fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of:

	Fair value measurement using
(in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of March 31, 2015
Financial liabilities:
Derivative instruments(1)	$—	$1,030	$—	$1,030
Total financial liabilities	$—	$1,030	$—	$1,030

Fair value as of December 31, 2014
Financial liabilities:
Derivative instruments(1)	$—	$268	$—	$268
Total financial liabilities	$—	$268	$—	$268

(1)
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents, donor restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and donations payable approximate their fair values at March 31, 2015 and December 31, 2014, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at March 31, 2015 and December 31, 2014, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, it is classified within Level 2 of the fair value hierarchy.

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

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

6. Goodwill and other intangible assets
The change in goodwill for each reportable segment (as defined in Note 16) during the three months ended March 31, 2015, consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Other(1)	Total
Balance at December 31, 2014	$240,621	$99,806	$6,485	$2,096	$349,008
Effect of foreign currency translation	—	—	(403)	—	(403)
Balance at March 31, 2015	$240,621	$99,806	$6,082	$2,096	$348,605

(1)	Other includes goodwill not assigned to one of our three reportable segments.
As a result of the change in our reportable segments as of March 31, 2015, $33.2 million of goodwill that had been attributed to the former Target Analytics segment was reassigned. Of that amount $17.3 million, $15.6 million and $0.3 million was reassigned to ECBU, GMBU and IBU, respectively, based on their relative fair values. The reassignment of goodwill is reflected in the goodwill balances as of March 31, 2015 and December 31, 2014. In connection with the change in reportable segments, goodwill allocated to the ECBU, GMBU and IBU reporting units was reviewed under the two-step quantitative goodwill impairment test in accordance with the authoritative guidance. Under the first step of the authoritative guidance for impairment testing, the fair value of the reporting units was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Based on the first step of the analysis, we determined the fair value of each reporting unit is significantly above its respective carrying amount. As such, we were not required to perform step two of the analysis for the purposes of determining the amount of any impairment loss and no impairment charge was recorded as a result of the interim period impairment test performed during the three months ended March 31, 2015.

Amortization expense
Amortization expense related to finite-lived intangible assets acquired in business combinations is allocated to cost of revenue on the consolidated statements of comprehensive income based on the revenue stream to which the asset contributes, except for marketing assets and non-compete agreements, for which the associated amortization expense is included in operating expenses. The following table summarizes amortization expense:

	Three months ended March 31,
(in thousands)	2015	2014
Included in cost of revenue:
Cost of subscriptions	$5,772	$4,560
Cost of maintenance	1,153	115
Cost of services	607	656
Cost of license fees and other	107	106
Total included in cost of revenue	7,639	5,437
Included in operating expenses	488	587
Total amortization of intangibles from business combinations	$8,127	$6,024

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of March 31, 2015:

Year ending December 31,	Amortization
(in thousands)	expense
2015 - remaining	$24,237
2016	34,878
2017	32,282
2018	30,172
2019	27,124
Total	$148,693
7. Prepaid expenses and other assets
Prepaid expenses and other assets consisted of the following as of:

(in thousands)	March 31, 2015	December 31, 2014
Deferred sales commissions	$21,173	$22,630
Prepaid software maintenance	9,411	9,480
Taxes, prepaid and receivable	6,596	8,991
Deferred professional services costs	5,229	5,753
Software development costs	11,268	8,914
Prepaid royalties	2,858	3,192
Other assets	9,207	8,116
Total prepaid expenses and other assets	65,742	67,076
Less: Long-term portion	26,668	26,684
Prepaid expenses and other current assets	$39,074	$40,392
8. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following as of:

(in thousands)	March 31, 2015	December 31, 2014
Taxes payable	$3,174	$4,285
Accrued commissions and salaries	4,915	8,712
Accrued bonuses	8,537	19,480
Lease incentive obligations	4,011	4,099
Deferred rent liabilities	4,244	4,200
Customer credit balances	2,172	2,573
Accrued health care costs	2,440	2,707
Unrecognized tax benefit	3,077	3,791
Other liabilities	10,145	9,791
Total accrued expenses and other liabilities	42,715	59,638
Less: Long-term portion	7,445	7,437
Accrued expenses and other current liabilities	$35,270	$52,201

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

9. Deferred revenue
Deferred revenue consisted of the following as of:

(in thousands)	March 31, 2015	December 31, 2014
Subscriptions	$99,467	$98,225
Maintenance	85,915	92,823
Services	28,355	29,457
License fees and other	1,241	769
Total deferred revenue	214,978	221,274
Less: Long-term portion	9,102	8,991
Deferred revenue, current portion	$205,876	$212,283
10. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(in thousands, except percentages)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Credit facility:
Revolving credit loans	$116,900	$110,700	2.09%	1.56%
Term loans	170,625	171,719	2.42%	2.03%
Total debt	287,525	282,419	2.28%	1.85%
Less: Unamortized debt discount	1,737	1,848
Less: Debt, current portion	4,375	4,375	1.78%	1.39%
Debt, net of current portion	$281,413	$276,196	2.29%	1.85%
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
In connection with our entry into the 2014 Credit Facility, we paid $2.5 million in financing costs, of which $1.1 million were capitalized and, together with a portion of the unamortized deferred financing costs from the 2012 Credit Facility and prior facilities, are being amortized into interest expense over the term of the new facility using the effective interest method. As of March 31, 2015 and December 31, 2014, deferred financing costs totaling $1.6 million and $1.7 million, respectively, were included in other assets on the consolidated balance sheet.
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
We also pay a quarterly commitment fee on the unused portion of the 2014 Revolving Facility from 0.15% to 0.225% per annum, depending on our net leverage ratio. At March 31, 2015, the commitment fee was 0.225%.
The term loan under the 2014 Credit Facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2014 Credit Facility.
The 2014 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At March 31, 2015, we were in compliance with our debt covenants under the 2014 Credit Facility.
Financing for MicroEdge Acquisition
The 2014 Credit Facility includes an option to request increases in the revolving commitments and/or request additional term loans in a principal amount of up to $200 million. On October 1, 2014, we exercised this option, and certain lenders agreed, to increase the revolving credit commitments by $100 million such that currently and for the period commencing October 1, 2014, the aggregate revolving credit commitments are $250 million. The additional revolving credit commitments have the same terms as the existing revolving credit commitments.
On October 1, 2014, we drew down $140 million in revolving credit commitments under the 2014 Credit Facility to finance the acquisition of MicroEdge.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

As of March 31, 2015, the required annual maturities related to the 2014 Credit Facility were as follows:

Year ending December 31, (in thousands)	Annual maturities
2015 - remaining	$3,281
2016	4,375
2017	4,375
2018	4,375
2019	271,119
Thereafter	—
Total required maturities	$287,525
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
In March 2014, we entered into a new interest rate swap agreement (the "March 2014 Swap Agreement"), which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the swap agreement. The initial notional value of the March 2014 Swap Agreement was $125.0 million with an effective date beginning in March 2014. In March 2017, the notional value of the March 2014 Swap Agreement will decrease to $75.0 million for the remaining term through February 2018. We designated the March 2014 Swap Agreement as a cash flow hedge at the inception of the contract.
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
The fair values of our derivative instruments were as follows as of:

(in thousands)	Balance sheet location	March 31, 2015	December 31, 2014
Derivative instruments designated as hedging instruments:
Interest rate swaps, long-term portion	Other liabilities	$1,030	$268
Total derivative instruments designated as hedging instruments		$1,030	$268

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of loss reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
	March 31, 2015		Three months ended March 31,
(in thousands)			2015
Interest rate swaps	$(1,030)	Interest expense	$(375)

	March 31, 2014		Three months ended March 31,
			2014
Interest rate swaps	$93	Interest expense	$(214)
Interest rate swaps	—	Loss on debt extinguishment and termination of derivative instruments	(587)
Total	$93		$(801)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. There were no ineffective portions of our interest rate swap derivatives during the three months ended March 31, 2015 and 2014. See Note 15 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.
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
We have a lease for office space in Austin, Texas which terminates on September 30, 2023, and has two five-year renewal options. Under the terms of the lease, we will increase our leased space by approximately 20,000 square feet on July 31, 2016. The current annual base rent of the lease is $2.3 million. The base rent escalates annually between 2% and 4% based on the terms of the agreement. The rent expense is recorded on a straight-line basis over the length of the lease term. At March 31, 2015, we had a standby letter of credit of $2.0 million for a security deposit for this lease.
We have provisions in our leases that entitle us to aggregate remaining leasehold improvement allowances of $5.5 million. These amounts are being recorded as a reduction to rent expense ratably over the terms of the leases. The reductions in rent expense related to these lease provisions during the three months ended March 31, 2015 and 2014, were insignificant. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We have also received, and expect to receive through 2016, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense upon receipt and were $0.6 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.
Total rent expense was $2.5 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, the future minimum lease commitments related to lease agreements, net of related lease incentives, were as follows:

Year ending December 31,	Operating
(in thousands)	leases
2015 – remaining	$9,156
2016	11,647
2017	10,844
2018	11,109
2019	10,460
Thereafter	33,774
Total minimum lease payments	$86,990
Other commitments
As discussed in Note 10 to these consolidated financial statements, the term loans under the 2014 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019.
We utilize third-party technology in conjunction with our products and services, with contractual arrangements varying in length from one to five years. In certain cases, these arrangements require a minimum annual purchase commitment. As of March 31, 2015, the remaining aggregate minimum purchase commitment under these arrangements was approximately $14.5 million through 2018. We incurred expense under these arrangements of $2.1 million for the three months ended March 31, 2015.
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
13. Income taxes
Our effective income tax rates including the effects of period-specific events, were:

	Three months ended March 31,
	2015	2014
Effective tax rate	29.0%	42.2%
The decrease in our effective income tax rate during the three months ended March 31, 2015, when compared to the same period in 2014, was primarily due to a discrete tax benefit from the settlement of an Internal Revenue Service ("IRS") audit.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.3 million and $2.8 million at March 31, 2015 and December 31, 2014, respectively. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
14. Stock-based compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended March 31,
(in thousands)	2015	2014
Included in cost of revenue:
Cost of subscriptions	$143	$189
Cost of maintenance	161	145
Cost of services	597	542
Total included in cost of revenue	901	876
Included in operating expenses:
Sales and marketing	701	471
Research and development	978	662
General and administrative	2,522	1,705
Total included in operating expenses	4,201	2,838
Total stock-based compensation expense	$5,102	$3,714
15. Stockholders' equity
Dividends
In February 2015, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the three months ended March 31, 2015.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2015	$0.12	February 27	March 13
In April 2015, our Board of Directors declared a second quarter dividend of $0.12 per share payable on June 15, 2015 to stockholders of record on May 28, 2015.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Three months ended March 31,
(in thousands)	2015	2014
Accumulated other comprehensive loss, beginning of period	$(1,032)	$(1,385)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive loss balance, beginning of period	$(164)	$(256)
Other comprehensive loss before reclassifications, net of tax effects of $439 and $113	(698)	(169)
Amounts reclassified from accumulated other comprehensive loss to interest expense	375	214
Amounts reclassified from accumulated other comprehensive loss to loss on debt extinguishment and termination of derivative instruments	—	587
Tax benefit included in provision for income taxes	(146)	(320)
Total amounts reclassified from accumulated other comprehensive loss	229	481
Net current-period other comprehensive (loss) income	(469)	312
Accumulated other comprehensive (loss) income balance, end of period	$(633)	$56
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(868)	$(1,129)
Translation adjustments	(326)	555
Accumulated other comprehensive loss balance, end of period	(1,194)	(574)
Accumulated other comprehensive loss, end of period	$(1,827)	$(518)
16. Segment information
In March 2015, we implemented a new internal reporting structure in which Target Analytics is no longer being viewed as a stand-alone business unit, but rather as a suite of solutions being sold by the Enterprise Customer Business Unit (the “ECBU”), the General Markets Business Unit (the “GMBU”), and the International Business Unit (the “IBU”). As a result of the change in our internal reporting structure, which was effective beginning in March 2015, the operating results of Target Analytics are no longer regularly reviewed by our chief operating decision maker ("CODM") to make decisions about resources to be allocated and to assess performance, and therefore, Target Analytics no longer meets the definition of an operating segment. In addition, Target Analytics did not meet any of the quantitative thresholds set forth in ASC 280, Segment Reporting, during the three months ended March 31, 2014 and had been previously disclosed for informational purposes. The change in reportable segments had no effect on our consolidated financial position, results of operations or cash flows for the periods presented.
As of March 31, 2015, our reportable segments were the ECBU, the GMBU, and the IBU. Following is a description of each reportable segment:

•	The ECBU is focused on marketing, sales, delivery and support to all large and/or strategic prospects and customers in North America;

•	The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America; and

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America.

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Our CODM is our chief executive officer, or CEO. The CEO reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. The CEO uses internal financial reports that provide segment revenues and operating income, excluding stock-based compensation expense, amortization expense, depreciation expense, research and development expense and certain corporate sales, marketing, general and administrative expenses. Currently, the CEO believes that the exclusion of these costs allows for a better understanding of the operating performance of the operating units and management of other operating expenses and cash needs. The CEO does not review any segment balance sheet information.
We have recast our segment disclosures for the three months ended March 31, 2014 in order to present them on a consistent basis with our change in reportable segments in the current year. Summarized reportable segment financial results, were as follows:

	Three months ended March 31,
(in thousands)	2015	2014
Revenue by segment:
ECBU	$66,914	$55,825
GMBU	69,929	61,130
IBU	10,127	10,642
Other(1)	23	25
Total revenue	$146,993	$127,622
Segment operating income(2):
ECBU	$32,204	$27,027
GMBU	34,663	32,745
IBU	1,301	1,050
Other(1)	(312)	232
	67,856	61,054
Less:
Corporate unallocated costs(3)	46,615	42,039
Stock based compensation costs	5,102	3,714
Amortization expense	8,127	6,024
Interest expense, net	1,678	1,443
Loss on debt extinguishment and termination of derivative instruments	—	996
Other expense, net	295	236
Income before provision for income taxes	$6,039	$6,602

(1)	Other includes revenue and the related costs from the sale of products and services not directly attributable to an operating segment.

(2)	Segment operating income includes direct, controllable costs related to the sale of products and services by the reportable segment.

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this report and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results. Except as required by law, we do not intend, and undertake no obligation to revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Executive summary
We provide software and services for the nonprofit, charitable giving and education communities. Our offerings include a full spectrum of cloud-based and on-premise solutions, and related services for organizations of all sizes, including nonprofit fundraising and relationship management, marketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility, education and other solutions. We continue to make investments in our product portfolio and go-to-market organization to ensure we are well positioned to benefit from shifts in the market, including demand for our cloud-based subscription offerings. As of March 31, 2015, we had more than 30,000 active customers including nonprofits, K12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations.
During the first quarter of 2015, we continued to execute on the following five growth and operational improvement strategies targeted to drive an extended period of quality enhancement, product and service innovation, and increasing operating efficiency and financial performance:

1.	Accelerate organic revenue growth;

2.	Accelerate our product portfolio's move to the cloud;

3.	Expand our total addressable market;

4.	Optimize our back-office infrastructure; and

5.	Implement a margin improvement plan.
We completed our acquisitions of WhippleHill and MicroEdge in June 2014 and October 2014, respectively. We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing the three months ended March 31, 2015 and 2014. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of acquired companies.
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
Total revenue for the three months ended March 31, 2015 increased by approximately 15% when compared to the same period in 2014. The inclusion of MicroEdge added $6.6 million of incremental revenue and WhippleHill also positively impacted revenue for the three months ended March 31, 2015 when compared to the same period in 2014. Excluding the impact of these acquisitions, our revenue growth was primarily driven by growth in subscriptions revenue. During the three months ended March 31, 2015, we experienced an increase in demand for our cloud-based and hosted solutions as our business continues to shift towards providing predominantly subscription-based offerings. Subscriptions revenue also grew as a result of increases in the number of customers and volume of transactions for which we process payments, and an increase in usage-based transaction revenue.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Income from operations for the three months ended March 31, 2015 decreased by $1.3 million when compared to the same period in 2014. The decrease in income from operations was primarily attributable to a $2.1 million increase in amortization of intangible assets from business combinations, an increase in stock-based compensation and charges recorded for employee severance. These unfavorable impacts on income from operations were partially offset by the increase subscription revenue discussed above as well as the incremental investments we made during the three months ended March 31, 2014 that were targeted to drive the success of our five growth and operational improvement strategies, which did not recur in the three months ended March 31, 2015.
At March 31, 2015, our cash and cash equivalents were $13.3 million and outstanding borrowings under the 2014 Credit Facility were $285.8 million. During the three months ended March 31, 2015, we generated $4.2 million in cash flow from operations, increased net borrowings by $5.1 million, returned $5.6 million to stockholders by way of dividends and had cash outlays of $5.7 million for purchases of property and equipment and software development costs.
We plan to further increase our focus on cloud-based subscription offerings and expand our payment processing and analytics services as we execute on our key growth initiatives and strengthen our market leadership position, while achieving our targeted level of profitability. In the near term, we anticipate that there will continue to be an impact from our payment processing services on our overall gross and operating margins as growth in the volume of transactions where we provide payment processing services is expected to exceed the growth of certain other product and service offerings.
We also plan to continue to invest in our product, sales and marketing organizations and our back-office processes as well as the infrastructure that supports our cloud-based subscription offerings and certain product development initiatives to achieve optimal scalability of our operations as we execute on our key growth initiatives.
Comparison of the three months ended March 31, 2015 and 2014
Results of operations
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing the three months ended March 31, 2015 and 2014. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of acquired companies.
We acquired WhippleHill on June 16, 2014. Because we have integrated WhippleHill's operations, it is impracticable to determine the revenue and operating costs attributable solely to the acquired business. We acquired MicroEdge on October 1, 2014. For the three months ended March 31, 2015, MicroEdge's total revenue was $6.6 million. Because we have integrated a substantial portion of MicroEdge's operations, it is impracticable to determine the operating costs attributable solely to the acquired business. See Note 3 to our consolidated financial statements for a summary of these acquisitions.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Revenue by segment
	Three months ended March 31,
(in millions, except percentages)	2015		2014	Change	% Change
ECBU	$66.9	(1)	$55.8	$11.1	20%
GMBU	69.9		61.1	8.8	14%
IBU	10.1		10.6	(0.5)	(5)%
Other	—		—	—	100%
Total revenue(2)	$147.0		$127.6	$19.4	15%

(1)	Included in ECBU revenue for the three months ended March 31, 2015 was $6.6 million attributable to the inclusion of MicroEdge.

(2)	The individual amounts for each year may not sum to total revenue due to rounding.

When removing the impact attributable to MicroEdge as discussed above, the increase in ECBU revenue during the three months ended March 31, 2015, when compared to the same period in 2014, was primarily attributable to growth in subscriptions revenue. The growth in subscriptions resulted primarily from increases in demand for our hosted solution Blackbaud CRM and our cloud-based solution Luminate CRM. ECBU subscriptions revenue also benefited from increases in the number of customers and the volume of transactions for which we process payments, and an increase in usage-based transaction revenue. Also contributing to the overall growth in ECBU revenue was an increase in consulting services revenue related to our Blackbaud CRM and Luminate Online solutions and maintenance revenue primarily from new Blackbaud CRM customers.

The increase in GMBU revenue during the three months ended March 31, 2015, when compared to the same period in 2014, was primarily attributable to growth in subscriptions revenue and the contribution of revenue from WhippleHill. The growth in subscriptions revenue was primarily due to strong demand for our hosted solutions including the Raiser's Edge and Financial Edge as well as our cloud-based solutions including Altru and Online Express. GMBU subscriptions revenue also benefited from increases in the number of customers and the volume of transactions for which we process payments, and an increase in usage-based transaction revenue. Also contributing to overall growth in GMBU revenue was an increase in consulting services revenue related to our Luminate Online and Raiser's Edge solutions.

The decrease in IBU revenue during the three months ended March 31, 2015, when compared to the same period in 2014, was primarily related to a reduction in perpetual license sales of our Raiser's Edge solution. Also contributing to the decrease in IBU revenue was a decrease in consulting services revenue related to our Raiser's Edge solution.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Operating results

Subscriptions
	Three months ended March 31,
(in millions, except percentages)	2015		2014	Change	% Change
Subscriptions revenue	$72.5	(1)	$58.3	$14.2	24%
Cost of subscriptions	36.2		30.1	6.1	20%
Subscriptions gross profit	$36.3		$28.2	$8.1	29%
Subscriptions gross margin	50%		48%

(1)	Included in subscriptions revenue for the three months ended March 31, 2015 was $3.7 million attributable to the inclusion of MicroEdge.

Subscriptions revenue is comprised of revenue from charging for the use of our subscription-based software products, which includes providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, revenue from payment processing services as well as variable transaction revenue associated with the use of our products. We continue to experience growth in sales of our hosted applications and hosting services as we meet the demand of our customers that increasingly prefer cloud-based subscription offerings. In addition, we have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing product portfolio and the sale of these services to new and existing customers.

Excluding the incremental subscriptions revenue from MicroEdge as discussed above, the increase in subscriptions revenue during the three months ended March 31, 2015, when compared to the same period in 2014, was primarily due to strong demand for our cloud-based solutions including Luminate CRM and Altru and for our hosted solutions including Blackbaud CRM, the Raiser's Edge and the Financial Edge. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments, and an increase in usage-based transaction revenue. Also contributing to the increase in subscriptions revenue was the inclusion of WhippleHill during the three months ended March 31, 2015.
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
The increase in cost of subscriptions during the three months ended March 31, 2015, when compared to the same period in 2014, was primarily due to an increase in transaction-based costs related to our payments services of $1.7 million, an increase in human resource costs of $1.5 million and an increase in amortization of intangible assets from business combinations of $1.2 million. The increase in human resource costs was primarily due to an increase in subscription customer support headcount directly related to our growing base of subscription customers. The inclusion of WhippleHill and MicroEdge also contributed to the increase in human resource costs.
The increase in subscriptions gross margin for the three months ended March 31, 2015, when compared to the same period in 2014, was primarily due to the increase in subscriptions revenue outpacing the growth in transaction-based costs related to our payments services and human resource costs, as we achieved economies of scale. In the near term, we anticipate that there will continue to be a negative impact from our payment processing services on our subscriptions gross margin percentage as growth in the volume of transactions where we provide payment processing services is expected to exceed the growth of certain of our other cloud-based subscription offerings.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Maintenance
	Three months ended March 31,
(in millions, except percentages)	2015		2014	Change	% Change
Maintenance revenue	$38.9	(1)	$35.7	$3.2	9%
Cost of maintenance	7.5		5.4	2.1	39%
Maintenance gross profit	$31.4		$30.3	$1.1	4%
Maintenance gross margin	81%		85%

(1)	Included in maintenance revenue for the three months ended March 31, 2015 was $2.4 million attributable to the inclusion of MicroEdge.
Maintenance revenue is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and upgrades to our software products and online, telephone and email support. Maintenance contracts are typically for a term of one year, and maintenance renewal rates in the period reported did not vary materially compared to prior periods. Over time, we anticipate a decrease in maintenance contract renewals as we transition our product portfolio to a cloud-based subscription delivery model and away from a perpetual license-based model.
Excluding the incremental maintenance revenue from MicroEdge as discussed above, the increase in maintenance revenue during the three months ended March 31, 2015, when compared to the same period in 2014, was primarily comprised of (i) $2.6 million of incremental maintenance from new customers associated with new license agreements and increases in contracts with existing customers; and (ii) approximately $0.9 million of incremental maintenance from contractual inflationary rate adjustments; partially offset by (iii) a $2.6 million reduction in maintenance from contracts that were not renewed and reductions in contracts with existing customers.
Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers. Cost of maintenance increased during the three months ended March 31, 2015, when compared to the same period in 2014, primarily as a result of an increase in amortization of intangible assets from business combinations of $1.0 million and an increase in human resource costs of $0.5 million, primarily due to the inclusion of MicroEdge. Partially offsetting this increase in human resource costs was a reduction in customer support costs as our business shifts towards cloud-based subscriptions, which is a trend that is likely to continue.
Maintenance gross margin decreased during the three months ended March 31, 2015 when compared to the same period in 2014, primarily due to the incremental amortization of intangible assets from business combinations and human resource costs attributable to MicroEdge.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Services
	Three months ended March 31,
(in millions, except percentages)	2015	2014	Change	% Change
Services revenue	$31.3	$28.1	$3.2	11%
Cost of services	27.0	26.3	0.7	3%
Services gross profit	$4.3	$1.8	$2.5	139%
Services gross margin	14%	6%
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
Services revenue increased during the three months ended March 31, 2015, when compared to the same period in 2014, primarily as a result of an increase in consulting services revenue of $2.9 million related to our Blackbaud CRM and Luminate Online solutions. We expect that the continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services and little to no customization services when compared our traditional on-premise perpetual license arrangements, will negatively impact consulting services revenue growth.
Cost of services is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations. Cost of services during the three months ended March 31, 2015, when compared to the same period in 2014, was relatively unchanged.
Services gross margin increased during the three months ended March 31, 2015, when compared to the same period in 2014, primarily due to the increase in consulting services revenue relative to the modest change in cost of services.

License fees and other
	Three months ended March 31,
(in millions, except percentages)	2015	2014	Change	% Change
License fees and other revenue	$4.3	$5.6	$(1.3)	(23)%
Cost of license fees and other	1.2	1.5	(0.3)	(20)%
License fees and other gross profit	$3.1	$4.1	$(1.0)	(24)%
License fees and other gross margin	72%	73%

License fees and other revenue includes revenue from the sale of our software products under perpetual license agreements, the sale of business forms that are used in conjunction with our software products, reimbursement of travel-related expenses primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees.

During the three months ended March 31, 2015, revenue from license fees and other decreased primarily as a result of a continued shift in our customers’ buying preferences away from software offered under perpetual license arrangements towards cloud-based subscription offerings.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Cost of license fees and other is primarily comprised of third-party software royalties, variable reseller commissions, amortization of software development costs, human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations.
The decrease in cost of license fees and other during the three months ended March 31, 2015, when compared to the same period in 2014, was primarily due to less reimbursable expenses related to services provided at customer locations and a reduction in reseller commissions.
License fees and other gross margin decreased during the three months ended March 31, 2015, when compared to the same period in 2014, primarily due to the shift in our customers' buying preferences towards cloud-based subscription offerings relative to the modest decrease in cost of license fees and other.
Operating expenses

Sales and marketing
	Three months ended March 31,
(in millions, except percentages)	2015	2014	Change	% Change
Sales and marketing expense	$28.6	$25.1	$3.5	14%
% of revenue	19%	20%

Sales and marketing expense includes human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

Sales and marketing expense increased during the three months ended March 31, 2015, when compared to the same period in 2014, primarily due to increases in human resource costs, advertising and marketing materials and commission expense of $1.4 million, $0.5 million and $0.5 million, respectively. Human resource costs increased primarily due to incremental headcount to support the increase in sales and marketing efforts of our growing operations. The inclusion of WhippleHill and MicroEdge also contributed to the increases in human resource costs. Advertising and marketing materials increased as a result of the inclusion of WhippleHill and MicroEdge. The increase in commission expense was primarily driven by an increase in commissionable revenue during the three months ended March 31, 2015, when compared to the same period in 2014.

Sales and marketing expense as a percentage of revenue remained relatively unchanged during the three months ended March 31, 2015, when compared to the same period in 2014.

Research and development
	Three months ended March 31,
(in millions, except percentages)	2015	2014	Change	% Change
Research and development expense	$21.3	$16.5	$4.8	29%
% of revenue	14%	13%

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

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Research and development expense increased during the three months ended March 31, 2015, when compared to the same period in 2014, primarily due to increases in human resource costs and allocated depreciation, facilities and IT support costs of $4.9 million and $0.8 million, respectively. Partially offsetting these increases was a $2.0 million increase in the amount of software development costs that were capitalized from an increase in development activities that generate costs which qualify for capitalization as internal-use software. The inclusion of WhippleHill and MicroEdge also contributed to the increases in human resource costs and allocated costs.

Research and development expense as a percentage of revenue increased during the three months ended March 31, 2015, when compared to the same period in 2014, primarily due to the inclusion of WhippleHill and MicroEdge.

General and administrative
	Three months ended March 31,
(in millions, except percentages)	2015	2014	Change	% Change
General and administrative expense	$16.8	$12.8	$4.0	31%
% of revenue	11%	10%

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

General and administrative expense increased during the three months ended March 31, 2015, when compared to the same period in 2014, primarily due to increases in human resource and facilities costs, stock-based compensation expense and acquisition-related expenses of $4.3 million, $0.8 million and $0.6 million, respectively. Partially offsetting these increases was a decrease in other corporate costs of $1.8 million. Human resource costs increased primarily due to additional resources needed to support the growth of our business and the inclusion of WhippleHill and MicroEdge. The increase in facilities and acquisition-related expenses was due to our acquisitions of WhippleHill and MicroEdge. The increase in stock-based compensation expense was primarily attributable to a change in timing of equity award grants and certain senior management hires, including our CEO.

General and administrative expense increased as a percentage of revenue during the three months ended March 31, 2015, when compared to the same period in 2014, primarily due to the inclusion of WhippleHill and MicroEdge.
Non-GAAP financial measures
The operating results analyzed below are presented on a non-GAAP basis. We use non-GAAP revenue, non-GAAP income from operations, non-GAAP operating margin, EBITDA and Adjusted EBITDA internally in analyzing our operational performance. Accordingly, we believe these non-GAAP measures are useful to investors, as a supplement to GAAP measures, in evaluating our ongoing operational performance. While we believe these non-GAAP measures provide useful supplemental information, non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies.
We have acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, we recorded write-downs of deferred revenue to fair value, which resulted in lower recognized revenue for a certain period of time until the related obligations to provide services are fulfilled. Therefore, our GAAP revenues after the acquisitions will not reflect the full amount of revenue that would have been reported if the acquired deferred revenue was not written down to fair value. The non-GAAP measures described below reverse the acquisition-related deferred revenue write-downs so that the full amount of revenue booked by the acquired companies is included, which we believe provides a more accurate representation of a revenue run-rate in a given period.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

The non-GAAP financial measures discussed below exclude the impact of certain transactions because we believe they are not directly related to our operating performance in any particular period, but are for our long-term benefit over multiple periods. We believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business.

	Three months ended March 31,
(in millions, except percentages)	2015	2014	Change	% Change
GAAP Revenue	$147.0	$127.6	$19.4	15%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	3.5	—	3.5	100%
Non-GAAP revenue	$150.5	$127.6	$22.9	18%

GAAP income from operations	$8.0	$9.3	$(1.3)	(14)%
GAAP operating margin	5.5%	7.3%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	3.5	—	3.5	100%
Add: Stock-based compensation expense	5.1	3.7	1.4	38%
Add: Amortization of intangibles from business combinations	8.1	6.0	2.1	35%
Add: Employee severance	1.1	—	1.1	100%
Add: Acquisition-related integration costs	0.5	—	0.5	100%
Add: Acquisition-related expenses	0.1	—	0.1	100%
Add: CEO transition costs	—	0.9	(0.9)	(100)%
Subtotal(1)	18.4	10.6	7.8	74%
Non-GAAP income from operations(1)	$26.5	$19.9	$6.6	33%
Non-GAAP operating margin	17.6%	15.6%

(1)	The individual amounts for each year may not sum to subtotal or Non-GAAP income from operations due to rounding.
The increases in non-GAAP income from operations and non-GAAP operating margin during the three months ended March 31, 2015, when compared to the same period in 2014, were primarily due to the strong growth in subscriptions revenue and the incremental revenue from acquired companies as discussed above, partially offset by increases in human resource costs, transaction-based costs related to payments services and hosting costs. Also contributing to the increases in non-GAAP income from operations and non-GAAP operating margin were the incremental investments we made during the three months ended March 31, 2014 that were targeted to drive the success of our five growth and operational improvement strategies, which did not recur in the three months ended March 31, 2015. While we continue to invest in these strategies, the amount of investments has decreased in the three months ended March 31, 2015, when compared to the same period in 2014.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

(in millions, except percentages)	Three months ended March 31,
	2015	2014	Change	% Change
GAAP net income	$4.3	$3.8	0.5	13%
Non-GAAP adjustments:
Add: Interest, net	1.7	1.4	0.3	21%
Add: Income tax provision	1.8	2.8	(1.0)	(36)%
Add: Depreciation	4.8	4.3	0.5	12%
Add: Amortization of intangibles from business combinations	8.1	6.0	2.1	35%
Add: Amortization of software development costs	0.8	0.3	0.5	167%
Subtotal(1)	17.1	14.9	2.2	15%
EBITDA(1)	$21.4	$18.7	$2.7	14%
EBITDA Margin	14.2%	14.7%
Non-GAAP adjustments:
Add: Other expense, net	$0.3	$0.2	$0.1	50%
Add: Loss on debt extinguishment and termination of derivative instruments	—	1.0	(1.0)	(100)%
Add: Acquisition-related deferred revenue write-down	3.5	—	3.5	100%
Add: Stock-based compensation expense	5.1	3.7	1.4	38%
Add: Employee severance	1.1	—	1.1	100%
Add: Acquisition-related integration costs	0.5	—	0.5	100%
Add: Acquisition-related expenses	0.1	—	0.1	100%
Add: CEO transition costs	—	0.9	(0.9)	(100)%
Subtotal(1)	10.6	5.8	4.8	83%
Adjusted EBITDA(1)	$32.0	$24.5	$7.5	31%
Adjusted EBITDA Margin	21.3%	19.2%

(1)	The individual amounts for each year may not sum to subtotals, EBITDA or Adjusted EBITDA due to rounding.
Interest expense
Interest expense during the three months ended March 31, 2015, when compared to the same period in 2014, remained relatively unchanged.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(in millions)	Timing of recognition	March 31, 2015	December 31, 2014	Change	% Change
Subscriptions	Over the period billed in advance, generally one year	$99.5	$98.2	$1.3	1%
Maintenance	Over the period billed in advance, generally one year	85.9	92.8	(6.9)	(7)%
Services	As services are delivered	28.4	29.5	(1.1)	(4)%
License fees and other	Upon delivery of the product or service	1.2	0.8	0.4	50%
Total deferred revenue		215.0	221.3	(6.3)	(3)%
Less: Long-term portion		9.1	9.0	0.1	1%
Current portion		$205.9	$212.3	$(6.4)	(3)%

(1)	The individual amounts for each year may not sum to total deferred revenue due to rounding.
To the extent that our customers are billed for our products and services in advance of delivery, we record such amounts in deferred revenue. Deferred revenue attributable to maintenance decreased during the three months ended March 31, 2015 primarily as a result of a seasonal decrease in billings for maintenance renewals. Historically, due to the timing of client budget cycles, we have less customer contract renewals in our first quarter as compared to our second and fourth quarters. We generally invoice our maintenance and subscription customers in annual cycles 30 days prior to the end of the contract term. The increase in deferred revenue from license fees and other during the three months ended March 31, 2015 was primarily due to a seasonal increase in advance registration billings associated with our K12 user conference, which occurs in July each year. Deferred revenue from subscriptions and services remained relatively unchanged during the three months ended March 31, 2015.
Income tax provision
Our effective income tax rates, including the effects of period-specific events, were:

	Three months ended March 31,
	2015	2014
Effective tax rate	29.0%	42.2%
The decrease in our effective income tax rate during the three months ended March 31, 2015, when compared to the same period in 2014, was primarily due to a discrete tax benefit from the settlement of an IRS audit.
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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.3 million and $2.8 million at March 31, 2015 and December 31, 2014, respectively. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

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
Liquidity and capital resources
At March 31, 2015, cash and cash equivalents totaled $13.3 million, compared to $14.7 million at December 31, 2014. The $1.4 million decrease in cash and cash equivalents during the three months ended March 31, 2015, was principally attributable to the payment of dividends of $5.6 million and cash outlays for purchases of property and equipment and software development costs totaling $5.7 million, partially offset by cash generated from operations of $4.2 million and a net increase in borrowings of $5.1 million.
Our principal sources of liquidity are operating cash flow, funds available under the 2014 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription, maintenance and support agreements and market acceptance of our products and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures, meet our debt obligations and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare or pay further dividends and/or repurchase our common stock. To the extent we undertake future material acquisitions, investments or unanticipated capital expenditures, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure including through potential debt issuances.
We have drawn on our credit facility from time to time to help us meet financial needs, such as business acquisitions and purchases of common stock under our repurchase program. At March 31, 2015, our available borrowing capacity under the 2014 Credit Facility was $130.7 million. We believe the 2014 Credit Facility will provide us with sufficient flexibility to meet our future financial needs. The credit facility matures in February 2019.
At March 31, 2015, the carrying amount of our debt under the 2014 Credit Facility was $285.8 million. Our average daily borrowings during the three months ended March 31, 2015 were $278.5 million.
Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of March 31, 2015
Net Leverage Ratio	≤ 3.50 to 1.00	2.19 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	17.97 to 1.00

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Under the 2014 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2014 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the credit agreement, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At March 31, 2015, we were in compliance with all debt covenants under the 2014 Credit Facility.
At March 31, 2015, our total cash and cash equivalents balance included approximately $8.5 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next 12 months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. Our current plans anticipate repatriating undistributed earnings in Canada. We currently do not intend nor anticipate a need to repatriate our other cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $4.2 million decreased by $9.0 million during the three months ended March 31, 2015, when compared to the same period in 2014, primarily due to a decrease in cash flow from operations associated with working capital. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital decreased $12.1 million during the three months ended March 31, 2015, when compared to the same period in 2014, primarily due to:

•	a change in the timing of payouts for certain bonus plans, from quarterly to annually, and an increase in amounts paid resulting from over-performance against 2014 targets; and

•	the payout of commissions accrued as of December 31, 2014 which increased, when compared to the same period in 2013, due to an increase in commissionable revenue.
Investing cash flow
During the three months ended March 31, 2015, we had cash outlays of $5.7 million for purchases of property and equipment and software development costs, down from $7.3 million spent during the same period in 2014.
Financing cash flow
During the three months ended March 31, 2015, we increased net borrowings by $5.1 million compared to $19.6 million of net proceeds when we refinanced our debt during the same period in 2014. Also during the three months ended March 31, 2015, we paid dividends of $5.6 million, which was relatively consistent with the amount paid in the comparable period of 2014.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Commitments and contingencies
As of March 31, 2015, we had future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$92.5	$12.8	$23.8	$22.7	$33.2
Debt and interest(2)	310.2	11.2	20.2	278.8	—
Purchase obligations(3)	14.5	9.9	4.5	0.1	—
Total	$417.2	$33.9	$48.5	$301.6	$33.2

(1)	Our commitments related to operating leases have not been reduced by incentive payments and reimbursement of leasehold improvements.

(2)
Included in the table above is $22.6 million of interest. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions used in the above table, which include: (i) that the amounts outstanding under the 2014 Credit Facility at March 31, 2015 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2014 Revolving Facility for the purposes of determining minimum commitment amounts.

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
The total liability for uncertain tax positions as of March 31, 2015 and December 31, 2014, was $3.1 million and $3.6 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of March 31, 2015 and December 31, 2014.
In February 2015, our Board of Directors approved our annual dividend rate of $0.48 per share to be made in quarterly payments. Dividends at this annual rate would aggregate to $22.6 million assuming 47.0 million shares of common stock are outstanding, although dividends are not guaranteed and our Board of Directors may decide to change or suspend dividend payments at any time for any reason. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of the 2014 Credit Facility, general economic conditions and our ability to generate adequate operating cash flow.
Off-balance sheet arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Foreign currency exchange rates
Approximately 11% of our total net revenue for the three months ended March 31, 2015 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $1.2 million and $0.9 million as of March 31, 2015 and December 31, 2014, respectively.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian, Irish and Netherlands subsidiaries are generally denominated in Pounds Sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the three months ended March 31, 2015, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and Canadian dollar, the impact was not material to our consolidated results of operations or financial position as of and for the three months ended March 31, 2015. We will continue monitoring such exposure and take action as appropriate.
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
Critical accounting policies and estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Recently issued accounting pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for the Company in fiscal year 2016. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We are currently evaluating implementation methods and the extent of the impact that implementation of this standard will have upon adoption.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. ASU 2015-03 will be effective for the Company in fiscal year 2016. Early adoption is permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We are currently evaluating the extent of the impact that implementation of this standard will have on adoption; however, we will reclassify debt issuance costs from other assets and record them as a direct deduction from the carrying amount of our debt liability.

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. An entity should apply ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. On April 29, 2015, the FASB issued a proposed ASU to defer the effective date of the new standard for one year. The proposal would now require application of the new standard no later than annual reporting periods beginning after December 15, 2017, including interim reporting periods therein; however, under the proposal, public entities would be permitted to elect to early adopt the new standard as of the original effective date. We expect the adoption of ASU 2014-09 will impact our consolidated financial statements. We are currently evaluating implementation methods and the extent of the impact that implementation of this standard will have upon adoption.

Blackbaud, Inc.

Item 3. Quantitative and qualitative disclosures about market risk
We have market rate sensitivity for interest rates and foreign currency exchange rates.
Interest rate risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of March 31, 2015, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2014 and March 31, 2015.
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
Changes in internal control over financial reporting
No change in internal control over financial reporting occurred during the most recent fiscal quarter ended March 31, 2015 with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Blackbaud, Inc.

PART II. OTHER INFORMATION
Item 2. Unregistered sales of equity securities and use of proceeds
Common stock acquisitions and repurchases
The following table provides information about shares of common stock acquired or repurchased during the three months ended March 31, 2015. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares acquired	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, January 1, 2015				$50,000
January 1, 2015 through January 31, 2015	1,342	$42.61	$—	50,000
February 1, 2015 through February 28, 2015	32,909	44.73	$—	50,000
March 1, 2015 through March 31, 2015	1,484	46.91	$—	50,000
Total	35,735	$44.74	$—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

Blackbaud, Inc.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document.	X
101.SCH*	XBRL Taxonomy Extension Schema Document.	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X
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

BLACKBAUD, INC.

Date:	May 6, 2015	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2015	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)