Form 10-Q
period 2015-06-30
BLACKBAUD INC
filed 2015-08-06
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☑	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐  NO  ☑
The number of shares of the registrant’s Common Stock outstanding as of July 27, 2015 was 46,873,681.

Second Quarter 2015 Form 10-Q	1

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

2	Second Quarter 2015 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

(in thousands, except share amounts)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$13,227	$14,735
Donor restricted cash	61,055	140,709
Accounts receivable, net of allowance of $4,433 and $4,539 at June 30, 2015 and December 31, 2014, respectively	87,462	77,523
Prepaid expenses and other current assets	41,628	40,392
Deferred tax asset, current portion	11,967	14,423
Total current assets	215,339	287,782
Property and equipment, net	48,960	50,402
Goodwill	345,873	349,008
Intangible assets, net	212,596	229,307
Other assets	32,592	26,684
Total assets	$855,360	$943,183
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$18,100	$11,436
Accrued expenses and other current liabilities	45,357	52,201
Donations payable	61,055	140,709
Debt, current portion	4,375	4,375
Deferred revenue, current portion	225,076	212,283
Total current liabilities	353,963	421,004
Debt, net of current portion	253,130	276,196
Deferred tax liability	37,469	43,639
Deferred revenue, net of current portion	8,796	8,991
Other liabilities	6,747	7,437
Total liabilities	660,105	757,267
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 56,658,529 and 56,048,135 shares issued at June 30, 2015 and December 31, 2014, respectively	57	56
Additional paid-in capital	257,996	245,674
Treasury stock, at cost; 9,790,192 and 9,740,054 shares at June 30, 2015 and December 31, 2014, respectively	(192,665)	(190,440)
Accumulated other comprehensive loss	(1,926)	(1,032)
Retained earnings	131,793	131,658
Total stockholders’ equity	195,255	185,916
Total liabilities and stockholders’ equity	$855,360	$943,183

The accompanying notes are an integral part of these consolidated financial statements.

Second Quarter 2015 Form 10-Q	3

Blackbaud, Inc.
Consolidated statements of comprehensive income
(Unaudited)

(in thousands, except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue
Subscriptions	$80,009	$64,985	$152,522	$123,253
Maintenance	38,627	36,527	77,523	72,179
Services	33,667	31,795	64,973	59,925
License fees and other	3,956	6,081	8,234	11,653
Total revenue	156,259	139,388	303,252	267,010
Cost of revenue
Cost of subscriptions	39,400	31,749	75,578	61,873
Cost of maintenance	6,969	5,983	14,471	11,397
Cost of services	25,915	25,540	52,886	51,803
Cost of license fees and other	1,146	1,424	2,307	2,953
Total cost of revenue	73,430	64,696	145,242	128,026
Gross profit	82,829	74,692	158,010	138,984
Operating expenses
Sales and marketing	29,723	26,433	58,285	51,549
Research and development	20,166	18,064	41,442	34,558
General and administrative	17,955	13,781	34,798	26,599
Amortization	524	418	1,012	1,005
Total operating expenses	68,368	58,696	135,537	113,711
Income from operations	14,461	15,996	22,473	25,273
Interest income	7	13	15	29
Interest expense	(1,873)	(1,328)	(3,559)	(2,787)
Loss on sale of business	(1,976)	—	(1,976)	—
Loss on debt extinguishment and termination of derivative instruments (see Notes 10 and 11)	—	—	—	(996)
Other income (expense), net	695	225	400	(11)
Income before provision for income taxes	11,314	14,906	17,353	21,508
Income tax provision	4,272	5,626	6,026	8,414
Net income	$7,042	$9,280	$11,327	$13,094
Earnings per share
Basic	$0.15	$0.21	$0.25	$0.29
Diluted	$0.15	$0.20	$0.24	$0.29
Common shares and equivalents outstanding
Basic weighted average shares	45,579,345	45,155,955	45,554,645	45,141,878
Diluted weighted average shares	46,402,707	45,660,910	46,289,440	45,607,106
Dividends per share	$0.12	$0.12	$0.24	$0.24
Other comprehensive (loss) income
Foreign currency translation adjustment	(196)	(385)	(522)	170
Unrealized gain (loss) on derivative instruments, net of tax	97	(394)	(372)	(82)
Total other comprehensive (loss) income	(99)	(779)	(894)	88
Comprehensive income	$6,943	$8,501	$10,433	$13,182

The accompanying notes are an integral part of these consolidated financial statements.

4	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net income	$11,327	$13,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,272	21,194
Provision for doubtful accounts and sales returns	2,934	2,966
Stock-based compensation expense	11,413	8,044
Excess tax benefits from exercise and vesting of stock-based compensation	(954)	(2,067)
Deferred taxes	(801)	1,757
Loss on sale of business	1,976	—
Impairment of capitalized software development costs	—	770
Loss on debt extinguishment and termination of derivative instruments	—	996
Amortization of deferred financing costs and discount	420	343
Other non-cash adjustments	289	1,488
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	(13,355)	(15,096)
Prepaid expenses and other assets	(2,102)	2,941
Trade accounts payable	5,235	(1,333)
Accrued expenses and other liabilities	(9,882)	4,419
Donor restricted cash	78,718	62,609
Donations payable	(78,718)	(62,609)
Deferred revenue	13,792	5,588
Net cash provided by operating activities	47,564	45,104
Cash flows from investing activities
Purchase of property and equipment	(7,014)	(5,423)
Capitalized software development costs	(6,982)	(3,831)
Purchase of net assets of acquired companies, net of cash acquired	—	(32,762)
Net cash used in sale of business	(521)	—
Net cash used in investing activities	(14,517)	(42,016)
Cash flows from financing activities
Proceeds from issuance of debt	70,100	201,000
Payments on debt	(93,388)	(180,002)
Debt issuance costs	—	(2,484)
Proceeds from exercise of stock options	18	107
Excess tax benefits from exercise and vesting of stock-based compensation	954	2,067
Dividend payments to stockholders	(11,255)	(11,081)
Net cash (used in) provided by financing activities	(33,571)	9,607
Effect of exchange rate on cash and cash equivalents	(984)	263
Net (decrease) increase in cash and cash equivalents	(1,508)	12,958
Cash and cash equivalents, beginning of period	14,735	11,889
Cash and cash equivalents, end of period	$13,227	$24,847

The accompanying notes are an integral part of these consolidated financial statements.

Second Quarter 2015 Form 10-Q	5

Blackbaud, Inc.
Consolidated statements of stockholders' equity
(Unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2013	55,699,817	$56	$220,763	$(183,288)	$(1,385)	$125,398	$161,544
Net income	—	—	—	—	—	28,290	28,290
Payment of dividends	—	—	—	—	—	(22,107)	(22,107)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	186,473	—	188	—	—	—	188
Surrender of 166,952 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(7,152)	—	—	(7,152)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	7,455	—	—	—	7,455
Stock-based compensation	—	—	17,268	—	—	77	17,345
Restricted stock grants	248,567	—	—	—	—	—	—
Restricted stock cancellations	(86,722)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	353	—	353
Balance at December 31, 2014	56,048,135	$56	$245,674	$(190,440)	$(1,032)	$131,658	$185,916
Net income	—	—	—	—	—	11,327	11,327
Payment of dividends	—	—	—	—	—	(11,255)	(11,255)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	112,153	—	18	—	—	—	18
Surrender of 47,975 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(2,225)	—	—	(2,225)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	954	—	—	—	954
Stock-based compensation	—	—	11,350	—	—	63	11,413
Restricted stock grants	568,001	1	—	—	—	—	1
Restricted stock cancellations	(69,760)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	(894)	—	(894)
Balance at June 30, 2015	56,658,529	$57	$257,996	$(192,665)	$(1,926)	$131,793	$195,255

The accompanying notes are an integral part of these consolidated financial statements.

6	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We provide software and services for the nonprofit, charitable giving and education communities. Our offerings include a full spectrum of cloud-based and on-premise solutions, and related services for organizations of all sizes, including nonprofit fundraising and relationship management, eMarketing, advocacy, accounting, payments, analytics, as well as grant management, corporate social responsibility, education and other solutions. As of June 30, 2015, we had more than 30,000 active customers including nonprofits, K-12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations.
2. Summary of significant accounting policies
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, and other forms filed with the SEC from time to time.
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
Reclassifications were also made to prior period segment disclosures to reflect a change in reportable segments including the reassignment of goodwill from a former reportable segment to our remaining reportable segments. See Note 6 and Note 16 to these consolidated financial statements for additional discussion.
Basis of consolidation
The consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Second Quarter 2015 Form 10-Q	7

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
Revenue recognition
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud-based and hosted environments; (ii) providing software maintenance and support services; (iii) providing professional services including implementation, training, consulting, analytic, hosting and other services; (iv) providing transaction and payment processing services; and (v) selling perpetual licenses of our software solutions.
We recognize revenue when all of the following conditions are met:
•Persuasive evidence of an arrangement exists;
•The solutions or services have been delivered;
•The fee is fixed or determinable; and
•Collection of the resulting receivable is probable.
Determining whether and when these criteria have been met can require significant judgment and estimates. We deem acceptance of an agreement to be evidence of an arrangement. Delivery of our services occurs when the services have been performed. Delivery of our solutions occurs when the solution is shipped or transmitted, and title and risk of loss have transferred to the customers. Our typical agreements do not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. Payment terms greater than 90 days are considered to be beyond our customary payment terms. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we defer revenue recognition until collection. Revenue is recognized net of actual and estimated sales returns and allowances.
We follow guidance provided in ASC 605-45, Principal Agent Considerations, which states that determining whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in the evaluation.
Subscriptions
We make certain of our software solutions available for use in hosted application arrangements without licensing perpetual rights to the software (“hosted applications”). Revenue from hosted applications is recognized ratably beginning on the activation date over the term of the agreement, which generally ranges from one to three years. Any revenue related to upfront activation or set-up fees is deferred and recognized ratably over the estimated period that the customer benefits from the related hosted application. Direct and incremental costs related to upfront activation or set-up activities for hosted applications are capitalized until the hosted application is deployed and in use, and then expensed ratably over the estimated period that the customer benefits from the related hosted application.

8	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We provide hosting services to customers who have purchased perpetual rights to certain of our software solutions (“hosting services”). Revenue from hosting services, online training programs as well as subscription-based analytic services such as data enrichment and data management services, is recognized ratably beginning on the activation date over the term of the agreement, which generally ranges from one to three years. Any related set-up fees are recognized ratably over the estimated period that the customer benefits from the related hosting service. The estimated period of benefit is evaluated on an annual basis using historical customer retention information by solution or service.
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
Maintenance
We recognize revenue from maintenance services ratably over the contract term, typically one year. Maintenance contracts are at rates that vary according to the level of the maintenance program associated with the software solution and are generally renewable annually. Maintenance contracts may also include the right to unspecified solution upgrades on an if-and-when available basis. Certain incremental support services are sold in prepaid units of time and recognized as revenue upon their usage.
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

Second Quarter 2015 Form 10-Q	9

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

License fees
We sell perpetual software licenses with maintenance, varying levels of professional services and, in certain instances, with hosting services. We allocate revenue to each of the elements in these arrangements using the residual method under which we first allocate revenue to the undelivered elements, typically the non-software license components, based on VSOE of fair value of the various elements. We determine VSOE of fair value of the various elements using different methods. VSOE of fair value for maintenance services associated with software licenses is based upon renewal rates stated in the agreements with customers, which demonstrate a consistent relationship of maintenance pricing as a percentage of the contractual license fee. VSOE of fair value of professional services and other solutions and services is based on the average selling price of these same solutions and services to other customers when sold on a stand-alone basis. Any remaining revenue is allocated to the delivered elements, which is normally the software license in the arrangement. In general, revenue is recognized for software licenses upon delivery to our customers.
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
Deferred revenue
To the extent that our customers are billed for the above described solutions and services in advance of delivery, we record such amounts in deferred revenue.
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

10	Second Quarter 2015 Form 10-Q

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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. ASU 2015-03 will be effective for the Company in fiscal year 2016. Early adoption is permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We are currently evaluating the extent of the impact that implementation of this standard will have on adoption; however, we will reclassify debt issuance costs attributable to the term portion of our debt liability from other assets and record them as a direct deduction from the carrying amount of our debt liability.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016. An entity should apply ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. On July 9, 2015, the FASB decided to delay the effective date of the new standard for one year. The new standard now requires application no later than annual reporting periods beginning after December 15, 2017, including interim reporting periods therein; however, public entities are permitted to elect to early adopt the new standard as of the original effective date. We expect the adoption of ASU 2014-09 will impact our consolidated financial statements. We are currently evaluating implementation methods and the extent of the impact that implementation of this standard will have upon adoption.

Second Quarter 2015 Form 10-Q	11

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

3. Business combinations
2014 Acquisitions
MicroEdge
On October 1, 2014, we completed our acquisition of all of the outstanding equity, including all voting equity interests of MicroEdge Holdings, LLC (“MicroEdge”). MicroEdge is a provider of software solutions that enable the worldwide giving community to organize, simplify and measure their acts of charitable giving. The acquisition of MicroEdge expands our offerings in the philanthropic giving sector with MicroEdge’s comprehensive solutions for grant-making, corporate social responsibility and foundation management. We acquired MicroEdge for an aggregate purchase price of $159.8 million in cash. As a result of the acquisition, MicroEdge has become a wholly-owned subsidiary of ours. The operating results of MicroEdge have been included in our consolidated financial statements from the date of acquisition within the Enterprise Customer Business Unit. For the three and six months ended June 30, 2015, MicroEdge's total revenue was $7.4 million and $14.0 million, respectively. Because we have integrated a substantial amount of MicroEdge's operations, it is impracticable to determine the operating costs attributable solely to the acquired business. We financed the acquisition of MicroEdge through cash on hand and borrowings of $140.0 million under our existing credit facility.
The preliminary purchase price allocation is based upon a preliminary valuation of assets and liabilities and the estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities pending finalization include the valuation of acquired intangible assets and assumed deferred revenue as well as the evaluation of deferred income taxes. Differences between the preliminary and final valuation could have a material impact on our future results of operations and financial position. The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

(in thousands)
Net working capital, excluding deferred revenue	$9,442
Property and equipment	1,371
Other long term assets	992
Deferred revenue	(11,670)
Deferred tax liability	(4,509)
Intangible assets and liabilities	90,200
Goodwill	73,960
Total purchase price	$159,786

The estimated fair value of accounts receivable acquired approximates the contractual value of $6.3 million. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of MicroEdge, all of which was assigned to our Enterprise Customer Business Unit reporting segment. Approximately $37.4 million of the goodwill arising in the acquisition is deductible for income tax purposes.

During the three months ended June 30, 2015, we recorded a measurement period adjustment to the estimated fair value of the deferred tax liability following the receipt of new information. The adjustment resulted in a decrease in the deferred tax liability of $1.6 million, with the corresponding offset to goodwill. No historical financial information was retrospectively revised as the measurement period adjustment was not material.

12	Second Quarter 2015 Form 10-Q

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

The estimated fair values of the finite-lived intangible assets were based on variations of the income approach, which estimates fair value based on the present value of cash flows that the assets are expected to generate which included the relief-from-royalty method, incremental cash flow method, excess earnings method, as well as the with and without method, depending on the intangible asset being valued. The method of amortization of identifiable finite-lived intangible assets is based on the expected pattern in which the estimated economic benefits of the respective assets are consumed or otherwise used up. Customer relationships are amortized on an accelerated basis. Marketing assets, certain of the acquired technology and non-compete agreements are being amortized on a straight-line basis. Certain of the acquired technology is also being amortized on an accelerated basis.

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

	Three months ended June 30,	Six months ended June 30,
(in thousands, except per share amounts)	2014	2014
Revenue	$145,283	$277,590
Net income	7,627	9,503
Basic earnings per share	$0.17	$0.21
Diluted earnings per share	$0.17	$0.21
WhippleHill
On June 16, 2014, we acquired all of the outstanding stock of WhippleHill Communications, Inc. (“WhippleHill”), a privately held company based in New Hampshire, for $35.0 million in cash. WhippleHill is a provider of cloud-based solutions designed exclusively to serve K-12 private schools. The acquisition of WhippleHill expanded our offerings in the K-12 technology sector. The operating results of WhippleHill have been included in our consolidated financial statements from the date of acquisition. Because we have integrated WhippleHill's operations, it is impracticable to determine the revenue and operating costs attributable solely to the acquired business.

Second Quarter 2015 Form 10-Q	13

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We recorded $22.2 million of finite-lived intangible assets, $9.3 million of goodwill (all of which is deductible for income tax purposes) and $3.5 million of net tangible assets acquired and liabilities assumed associated with this acquisition based on our preliminary determination of estimated fair values. Included in net tangible assets acquired and liabilities assumed was $4.6 million of acquired accounts receivable, for which fair value was estimated to approximate the contractual value. We finalized the purchase price allocation for WhippleHill, including the valuation of assets acquired and liabilities assumed, during the second quarter of 2015. No measurement period adjustments were made for this acquisition during the three months ended June 30, 2015. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of WhippleHill, all of which was assigned to our General Markets Business Unit reporting segment.
The WhippleHill acquisition resulted in the identification of the following identifiable finite-lived intangible assets:

	Intangible assets acquired	Weighted average amortization period
WhippleHill	(in thousands)	(in years)
Customer relationships	$11,300	11
Acquired technology	8,500	7
Marketing assets	2,300	9
Non-compete agreements	100	3
Total intangible assets	$22,200	9
The estimated fair values of the finite-lived intangible assets were based on variations of the income approach which estimates fair value based upon the present value of cash flows that the assets are expected to generate and which included the relief-from-royalty method, incremental cash flow method, excess earnings method, as well as the with and without method, depending on the intangible asset being valued. The method of amortization of identifiable finite-lived intangible assets is based on the expected pattern in which the estimated economic benefits of the respective assets are consumed or otherwise used up. Customer relationships are being amortized on an accelerated basis. Acquired technology, trade names and non-compete agreements are being amortized on a straight-line basis.
We determined that the WhippleHill acquisition was a non-material business combination. As such, pro forma disclosures are not required and are not presented.
4. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2015	2014	2015	2014
Numerator:
Net income	$7,042	$9,280	$11,327	$13,094
Denominator:
Weighted average common shares	45,579,345	45,155,955	45,554,645	45,141,878
Add effect of dilutive securities:
Stock-based compensation	823,362	504,955	734,795	465,228
Weighted average common shares assuming dilution	46,402,707	45,660,910	46,289,440	45,607,106
Earnings per share:
Basic	$0.15	$0.21	$0.25	$0.29
Diluted	$0.15	$0.20	$0.24	$0.29

14	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Shares excluded from calculations of diluted earnings per share	12,705	330,095	10,152	336,745
5. Fair value measurements
Recurring fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of:

	Fair value measurement using
(in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of June 30, 2015
Financial liabilities:
Derivative instruments(1)	$—	$873	$—	$873
Total financial liabilities	$—	$873	$—	$873

Fair value as of December 31, 2014
Financial liabilities:
Derivative instruments(1)	$—	$268	$—	$268
Total financial liabilities	$—	$268	$—	$268

(1)
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents, donor restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and donations payable approximate their fair values at June 30, 2015 and December 31, 2014, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at June 30, 2015 and December 31, 2014, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, it is classified within Level 2 of the fair value hierarchy.

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

Second Quarter 2015 Form 10-Q	15

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

There were no non-recurring fair value adjustments recorded to intangible assets and goodwill during the three and six months ended June 30, 2015, except for certain fair value measurements to reassign goodwill from the change in reportable segments beginning in March 2015 (as disclosed in Note 5 to these consolidated financial statements) as well as for certain business combination accounting adjustments to the initial fair value estimates of the MicroEdge assets acquired and liabilities assumed at the acquisition date (as disclosed in Note 3 to these consolidated financial statements) from updated estimates and assumptions during the measurement period. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.
6. Goodwill and other intangible assets
The change in goodwill for each reportable segment (as defined in Note 16) during the six months ended June 30, 2015, consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Other(1)	Total
Balance at December 31, 2014	$240,621	$99,806	$6,485	$2,096	$349,008
Adjustments related to prior year business combinations(2)	(1,581)	—	—	—	(1,581)
Adjustments related to dispositions(3)	—	—	(1,153)	—	(1,153)
Effect of foreign currency translation(4)	—	—	(401)	—	(401)
Balance at June 30, 2015	$239,040	$99,806	$4,931	$2,096	$345,873

(1)	Other includes goodwill not assigned to one of our three reportable segments.

(2)	See Note 3 to these consolidated financial statements for details of the adjustments related to business combinations.

(3)	See Note 17 to these consolidated financial statements for a summary of the disposition.

(4)	Includes an insignificant reduction in goodwill related to the disposition discussed in (3) above.
As a result of the change in our reportable segments effective beginning in March 2015, $33.2 million of goodwill that had been attributed to the former Target Analytics segment as of December 31, 2014 was reassigned. Of that amount $17.3 million, $15.6 million and $0.3 million was reassigned to ECBU, GMBU and IBU, respectively, based on their relative fair values. The reassignment of goodwill is reflected in the goodwill balances as of June 30, 2015 and December 31, 2014. In connection with the change in reportable segments, goodwill allocated to the ECBU, GMBU and IBU reporting units was reviewed under the two-step quantitative goodwill impairment test in accordance with the authoritative guidance. Under the first step of the authoritative guidance for impairment testing, the fair value of the reporting units was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Based on the first step of the analysis, we determined the fair value of each reporting unit is significantly above its respective carrying amount. As such, we were not required to perform step two of the analysis for the purposes of determining the amount of any impairment loss and no impairment charge was recorded as a result of the interim period impairment test performed during the three months ended March 31, 2015.
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

16	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The following table summarizes amortization expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Included in cost of revenue:
Cost of subscriptions	$5,767	$4,434	$11,539	$8,994
Cost of maintenance	1,006	115	2,159	230
Cost of services	702	676	1,309	1,332
Cost of license fees and other	92	105	199	211
Total included in cost of revenue	7,567	5,330	15,206	10,767
Included in operating expenses	524	418	1,012	1,005
Total amortization of intangibles from business combinations	$8,091	$5,748	$16,218	$11,772

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of June 30, 2015:

Year ending December 31,	Amortization
(in thousands)	expense
2015 - remaining	$16,115
2016	34,819
2017	32,267
2018	30,167
2019	27,114
Total	$140,482
7. Prepaid expenses and other assets
Prepaid expenses and other assets consisted of the following as of:

(in thousands)	June 30, 2015	December 31, 2014
Deferred sales commissions	$26,795	$22,630
Software development costs, net	14,135	8,914
Prepaid software maintenance	12,971	9,480
Deferred professional services costs	4,702	5,753
Taxes, prepaid and receivable	2,755	8,991
Prepaid royalties	2,075	3,192
Other assets	10,787	8,116
Total prepaid expenses and other assets	74,220	67,076
Less: Long-term portion	32,592	26,684
Prepaid expenses and other current assets	$41,628	$40,392

Second Quarter 2015 Form 10-Q	17

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

8. Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following as of:

(in thousands)	June 30, 2015	December 31, 2014
Accrued bonuses	$15,242	$19,480
Accrued commissions and salaries	7,323	8,712
Taxes payable	4,103	4,285
Deferred rent liabilities	4,023	4,200
Lease incentive obligations	3,815	4,099
Unrecognized tax benefit	2,836	3,791
Customer credit balances	2,510	2,573
Accrued health care costs	2,281	2,707
Other liabilities	9,971	9,791
Total accrued expenses and other liabilities	52,104	59,638
Less: Long-term portion	6,747	7,437
Accrued expenses and other current liabilities	$45,357	$52,201
9. Deferred revenue
Deferred revenue consisted of the following as of:

(in thousands)	June 30, 2015	December 31, 2014
Subscriptions	$106,988	$98,225
Maintenance	93,467	92,823
Services	31,386	29,457
License fees and other	2,031	769
Total deferred revenue	233,872	221,274
Less: Long-term portion	8,796	8,991
Deferred revenue, current portion	$225,076	$212,283
10. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(in thousands, except percentages)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Credit facility:
Revolving credit loans	$89,600	$110,700	2.32%	1.56%
Term loans	169,531	171,719	2.42%	2.03%
Total debt	259,131	282,419	2.39%	1.85%
Less: Unamortized debt discount	1,626	1,848
Less: Debt, current portion	4,375	4,375	1.79%	1.39%
Debt, net of current portion	$253,130	$276,196	2.40%	1.85%

18	Second Quarter 2015 Form 10-Q

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
Certain lenders of the 2012 Term Loan participated in the 2014 Term Loan and the change in the present value of our future cash flows to these lenders under the 2012 Term Loan and under the 2014 Term Loan was less than 10%. Accordingly, we accounted for the refinancing event for these lenders as a debt modification. Certain lenders of the 2012 Term Loan did not participate in the 2014 Term Loan. Accordingly, we accounted for the refinancing event for these lenders as a debt extinguishment. Certain lenders of the 2012 Revolving Facility participated in the 2014 Revolving Facility and provided increased borrowing capacities. Accordingly, we accounted for the refinancing event for these lenders as a debt modification. Certain lenders of the 2012 Revolving Facility did not participate in the 2014 Revolving Facility. Accordingly, we accounted for the refinancing event for these lenders as a debt extinguishment.
We recorded a $0.4 million loss on debt extinguishment related to the write-off of deferred financing costs for the portions of the 2012 Credit Facility considered to be extinguished. This loss was recognized in the consolidated statements of comprehensive income within loss on debt extinguishment and termination of derivative instruments.
In connection with our entry into the 2014 Credit Facility, we paid $2.5 million in financing costs, of which $1.1 million were capitalized and, together with a portion of the unamortized deferred financing costs from the 2012 Credit Facility and prior facilities, are being amortized into interest expense over the term of the new facility using the effective interest method. As of June 30, 2015 and December 31, 2014, deferred financing costs totaling $1.5 million and $1.7 million, respectively, were included in other assets on the consolidated balance sheet.
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
We also pay a quarterly commitment fee on the unused portion of the 2014 Revolving Facility from 0.15% to 0.225% per annum, depending on our net leverage ratio. At June 30, 2015, the commitment fee was 0.225%.
The term loan under the 2014 Credit Facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2014 Credit Facility.
The 2014 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At June 30, 2015, we were in compliance with our debt covenants under the 2014 Credit Facility.

Second Quarter 2015 Form 10-Q	19

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Financing for MicroEdge Acquisition
The 2014 Credit Facility includes an option to request increases in the revolving commitments and/or request additional term loans in a principal amount of up to $200.0 million. On October 1, 2014, we exercised this option, and certain lenders agreed, to increase the revolving credit commitments by $100.0 million such that for the period commencing October 1, 2014, the aggregate revolving credit commitments were $250.0 million. The additional revolving credit commitments have the same terms as the existing revolving credit commitments.
On October 1, 2014, we drew down $140.0 million in revolving credit commitments under the 2014 Credit Facility to finance the acquisition of MicroEdge.
As of June 30, 2015, the required annual maturities related to the 2014 Credit Facility were as follows:

Year ending December 31, (in thousands)	Annual maturities
2015 - remaining	$2,188
2016	4,375
2017	4,375
2018	4,375
2019	243,818
Thereafter	—
Total required maturities	$259,131
11. Derivative instruments
We use derivative instruments to manage our variable interest rate risk. In February 2014, in connection with the refinancing of our debt, we terminated the two interest rate swap agreements associated with the 2012 Credit Facility. As part of the settlement of our swap liabilities, we recorded a loss of $0.6 million, which was recognized in the consolidated statements of comprehensive income within loss on debt extinguishment and termination of derivative instruments. This loss resulted in the recognition of an insignificant tax benefit.
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
The fair values of our derivative instruments were as follows as of:

(in thousands)	Balance sheet location	June 30, 2015	December 31, 2014
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$96	$—
Interest rate swaps, long-term portion	Other liabilities	777	268
Total derivative instruments designated as hedging instruments		$873	$268

20	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
	June 30, 2015		Three months ended June 30,	Six months ended June 30,
(in thousands)			2015	2015
Interest rate swaps	$(873)	Interest expense	$(374)	$(749)

	June 30, 2014		Three months ended June 30,	Six months ended June 30,
			2014	2014
Interest rate swaps	$(553)	Interest expense	$(316)	$(530)
Interest rate swaps	—	Loss on debt extinguishment and termination of derivative instruments	—	(587)
Total	$(553)		$(316)	$(1,117)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. There were no ineffective portions of our interest rate swap derivatives during the three and six months ended June 30, 2015 and 2014. See Note 15 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.
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
We have a lease for office space in Austin, Texas which terminates on September 30, 2023, and has two five-year renewal options. Under the terms of the lease, we will increase our leased space by approximately 20,000 square feet on July 31, 2016. The current annual base rent of the lease is $2.3 million. The base rent escalates annually between 2% and 4% based on the terms of the agreement. The rent expense is recorded on a straight-line basis over the length of the lease term. At June 30, 2015, we had a standby letter of credit of $2.0 million for a security deposit for this lease.
We have provisions in our leases that entitle us to aggregate remaining leasehold improvement allowances of $5.3 million. These amounts are being recorded as a reduction to rent expense ratably over the terms of the leases. The reductions in rent expense related to these lease provisions during the three and six months ended June 30, 2015 and 2014, were insignificant. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.

Second Quarter 2015 Form 10-Q	21

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We have also received, and expect to receive through 2016, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense upon receipt and were $0.6 million for the three months ended June 30, 2015 and 2014 and $1.2 million for the six months ended June 30, 2015 and 2014.
Total rent expense was $2.4 million and $2.3 million for the three months ended June 30, 2015 and 2014, respectively, and $4.9 million and $4.5 million for the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, the future minimum lease commitments related to lease agreements, net of related lease incentives, were as follows:

Year ending December 31,	Operating
(in thousands)	leases
2015 – remaining	$6,095
2016	11,691
2017	10,888
2018	11,156
2019	10,507
Thereafter	33,911
Total minimum lease payments	$84,248
Other commitments
As discussed in Note 10 to these consolidated financial statements, the term loans under the 2014 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019.
We utilize third-party technology in conjunction with our solutions and services, with contractual arrangements varying in length from one to five years. In certain cases, these arrangements require a minimum annual purchase commitment. As of June 30, 2015, the remaining aggregate minimum purchase commitment under these arrangements was approximately $8.1 million through 2018.
Legal contingencies
We are subject to legal proceedings and claims that arise in the ordinary course of business. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2015, in our opinion, there was not at least a reasonable possibility that these actions arising in the ordinary course of business will have a material adverse effect upon our consolidated financial position, results of operations or cash flows and, therefore, no material loss contingencies were recorded.

22	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

13. Income taxes
Our effective income tax rates including the effects of period-specific events, were:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Effective tax rate	37.8%	37.7%	34.7%	39.1%
Our effective income tax rate remained relatively unchanged when comparing the three months ended June 30, 2015 to the same period in 2014. Despite remaining relatively unchanged in the aggregate, our effective tax rate increased because of a loss from the sale of our Netherlands entity for which we have determined that a related valuation allowance is appropriate and therefore did not recognize any tax benefit, and that impact was partially offset by an increase in the domestic production activities deduction.
The decrease in our effective income tax rate during the six months ended June 30, 2015 when compared to the same period in 2014 was primarily due to a discrete tax benefit from the settlement of an Internal Revenue Service ("IRS") audit and an increase in the domestic production activities deduction, partially offset by a loss from the sale of our Netherlands entity for which we have determined that a related valuation allowance is appropriate and therefore did not recognize any tax benefit.
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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.1 million and $2.8 million at June 30, 2015 and December 31, 2014, respectively. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
14. Stock-based compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Included in cost of revenue:
Cost of subscriptions	$325	$175	$468	$364
Cost of maintenance	85	196	246	341
Cost of services	639	582	1,236	1,124
Total included in cost of revenue	1,049	953	1,950	1,829
Included in operating expenses:
Sales and marketing	804	588	1,506	1,059
Research and development	1,186	762	2,164	1,424
General and administrative	3,272	2,027	5,793	3,732
Total included in operating expenses	5,262	3,377	9,463	6,215
Total stock-based compensation expense	$6,311	$4,330	$11,413	$8,044

Second Quarter 2015 Form 10-Q	23

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

15. Stockholders' equity
Dividends
In February 2015, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the six months ended June 30, 2015.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2015	$0.12	February 27	March 13
April 2015	$0.12	May 28	June 15
In July 2015, our Board of Directors declared a third quarter dividend of $0.12 per share payable on September 15, 2015 to stockholders of record on August 28, 2015.
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Accumulated other comprehensive loss, beginning of period	$(1,827)	$(518)	$(1,032)	$(1,385)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive (loss) income balance, beginning of period	$(633)	$56	$(164)	$(256)
Other comprehensive loss before reclassifications, net of tax effects of $83, $375, $522 and $488	(133)	(586)	(831)	(755)
Amounts reclassified from accumulated other comprehensive loss to interest expense	374	316	749	530
Amounts reclassified from accumulated other comprehensive loss to loss on debt extinguishment and termination of derivative instruments	—	—	—	587
Tax benefit included in provision for income taxes	(144)	(124)	(290)	(444)
Total amounts reclassified from accumulated other comprehensive loss	230	192	459	673
Net current-period other comprehensive income (loss)	97	(394)	(372)	(82)
Accumulated other comprehensive loss balance, end of period	$(536)	$(338)	$(536)	$(338)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(1,194)	$(574)	$(868)	$(1,129)
Translation adjustments	(196)	(385)	(522)	170
Accumulated other comprehensive loss balance, end of period	(1,390)	(959)	(1,390)	(959)
Accumulated other comprehensive loss, end of period	$(1,926)	$(1,297)	$(1,926)	$(1,297)

24	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

16. Segment information
In March 2015, we implemented a new internal reporting structure in which Target Analytics is no longer being viewed as a stand-alone business unit, but rather as a suite of solutions being sold by the Enterprise Customer Business Unit (the “ECBU”), the General Markets Business Unit (the “GMBU”), and the International Business Unit (the “IBU”). As a result of the change in our internal reporting structure, which was effective beginning in March 2015, the operating results of Target Analytics are no longer regularly reviewed by our chief operating decision maker ("CODM") to make decisions about resources to be allocated nor to assess performance, and, therefore, Target Analytics no longer meets the definition of an operating segment. In addition, Target Analytics did not meet any of the quantitative thresholds set forth in ASC 280, Segment Reporting, during the three and six months ended June 30, 2014 and had been previously disclosed for informational purposes. The change in reportable segments had no effect on our consolidated financial position, results of operations or cash flows for the periods presented.
As of June 30, 2015, our reportable segments were the ECBU, the GMBU, and the IBU. Following is a description of each reportable segment:

•	The ECBU is focused on marketing, sales, delivery and support to all large and/or strategic prospects and customers in North America;

•	The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America; and

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America.
Our CODM is our chief executive officer ("CEO"). The CEO reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. The CEO uses internal financial reports that provide segment revenues and operating income, excluding stock-based compensation expense, amortization expense, depreciation expense, research and development expense and certain corporate sales, marketing, general and administrative expenses. Currently, the CEO believes that the exclusion of these costs allows for a better understanding of the operating performance of the operating units and management of other operating expenses and cash needs. The CEO does not review any segment balance sheet information.

Second Quarter 2015 Form 10-Q	25

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We have recast our segment disclosures for the three and six months ended June 30, 2014 in order to present them on a consistent basis with our change in reportable segments in the current year. Summarized reportable segment financial results, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue by segment:
ECBU	$69,385	$60,143	$136,299	$115,968
GMBU	76,138	67,029	146,067	128,159
IBU	10,687	12,178	20,814	22,820
Other(1)	49	38	72	63
Total revenue	$156,259	$139,388	$303,252	$267,010
Segment operating income(2):
ECBU	$33,750	$31,305	$65,954	$58,332
GMBU	39,338	35,780	74,001	68,525
IBU	2,091	731	3,392	1,781
Other(1)	255	555	(57)	787
	75,434	68,371	143,290	129,425
Less:
Corporate unallocated costs(3)	(46,571)	(42,297)	(93,186)	(84,336)
Stock based compensation costs	(6,311)	(4,330)	(11,413)	(8,044)
Amortization expense	(8,091)	(5,748)	(16,218)	(11,772)
Interest expense, net	(1,866)	(1,315)	(3,544)	(2,758)
Loss on sale of business	(1,976)	—	(1,976)	—
Loss on debt extinguishment and termination of derivative instruments	—	—	—	(996)
Other income (expense), net	695	225	400	(11)
Income before provision for income taxes	$11,314	$14,906	$17,353	$21,508

(1)	Other includes revenue and the related costs from the sale of solutions and services not directly attributable to a reportable segment.

(2)	Segment operating income includes direct, controllable costs related to the sale of solutions and services by the reportable segment.

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

26	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

17. Disposition of business
On May 18, 2015, we completed the sale of RLC Customer Technology B.V. ("RLC"), a formerly wholly-owned entity based in the Netherlands, to a private software company by selling all of the issued and outstanding stock of RLC in exchange for $0.4 million in gross cash proceeds. We incurred an insignificant amount of legal costs associated with the disposition of this business. As part of the disposition, we derecognized $1.4 million of goodwill related to RLC. As a result of this disposition, we also recognized an insignificant foreign currency translation gain in our consolidated statement of comprehensive income, which was recorded in stockholders’ equity immediately preceding the disposition. In addition, due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on a portion of the recorded loss on sale of the business. Overall, this transaction, including costs associated with the disposition and the recognition of an insignificant foreign currency translation gain, resulted in a $2.0 million loss, which was recorded in loss on sale of business in our consolidated statements of comprehensive income for the three and six months ended June 30, 2015. The disposition of RLC did not qualify for reporting as a discontinued operation since the transaction did not represent a strategic shift in our operations.
The following table presents the carrying amounts of RLC's assets and liabilities immediately preceding the disposition on May 18, 2015, which are excluded from our consolidated balance sheet as of June 30, 2015.

(in thousands)	June 30, 2015
Cash and cash equivalents	$952
Accounts receivable, net of allowance	132
Prepaid expenses and other assets	38
Property and equipment, net	31
Deferred tax asset	6
Goodwill	1,374
Intangible assets, net	289
Total assets held-for-sale	$2,822

Trade accounts payable	$82
Accrued expenses and other liabilities	181
Deferred revenue	490
Deferred tax liability	90
Total liabilities held-for-sale	$843
18. Subsequent events
As previously disclosed, in February 2014, we entered into the 2014 Credit Facility in an aggregate principal amount of $325.0 million, with an option to request increases in the revolving commitments and/or request additional term loans in an aggregate principal amount of up to $200.0 million. On October 1, 2014, we exercised this option, and certain lenders agreed to increase the revolving credit commitments by $100.0 million such that for the period commencing October 1, 2014, the aggregate revolving credit commitments were $250.0 million.
On July 17, 2015, we again exercised this option and certain lenders agreed to increase the revolving credit commitments by an additional $100.0 million (the "Additional Revolving Credit Commitments") such that currently and for the period commencing July 17, 2015, the aggregate revolving credit commitments are $350.0 million. The Additional Revolving Credit Commitments have the same terms as the existing revolving credit commitments.

Second Quarter 2015 Form 10-Q	27

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
Executive summary
We provide software and services for the nonprofit, charitable giving and education communities. Our offerings include a full spectrum of cloud-based and on-premise solutions, and related services for organizations of all sizes, including nonprofit fundraising and relationship management, eMarketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility, education and other solutions. We continue to make investments in our solution portfolio and go-to-market organization to ensure we are well positioned to benefit from shifts in the market, including demand for our cloud-based subscription offerings. As of June 30, 2015, we had more than 30,000 active customers including nonprofits, K-12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations.
During the second quarter of 2015, we continued to execute on the following five growth strategies targeted to drive an extended period of quality enhancement, solution and service innovation, and increasing operating efficiency and financial performance:

1.	Accelerate organic revenue growth;

2.	Accelerate our solution portfolio's move to the cloud;

3.	Expand our total addressable market;

4.	Optimize our back-office infrastructure; and

5.	Implement a margin improvement plan.
We completed our acquisitions of WhippleHill and MicroEdge in June 2014 and October 2014, respectively. We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing the three and six months ended June 30, 2015 and 2014. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of acquired companies.
We derive revenue from charging subscription fees for the use of our cloud-based solutions, selling perpetual licenses and providing a broad offering of services, including consulting, training, installation and implementation services, as well as ongoing customer support and maintenance. Furthermore, we derive revenue from providing hosting services, providing transaction and payment processing services and from providing analytic services including performing donor prospect research engagements, benchmarking studies, data modeling services and selling lists of potential donors. We have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing solution portfolio and the sale of these services to new and existing customers.

28	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Total revenue for the three and six months ended June 30, 2015 increased by 12.1% and 13.6%, respectively, when compared to the same periods in 2014. The inclusion of MicroEdge added incremental revenue of $7.4 million and $14.0 million, respectively, and WhippleHill also positively impacted revenue for the three and six months ended June 30, 2015 when compared to the same periods in 2014. Excluding the impact of these acquisitions, our revenue growth was primarily driven by growth in subscriptions revenue. During the three and six months ended June 30, 2015, we experienced an increase in demand for our cloud-based solutions as our business continues to shift towards providing predominantly subscription-based solutions. Subscriptions revenue also grew as a result of increases in the number of customers and volume of transactions for which we process payments. License fees and other revenue declined for the three and six months ended June 30, 2015 from the continued migration of our business to subscription-based solutions.
Income from operations for the three and six months ended June 30, 2015 decreased by $1.5 million and $2.8 million, respectively, when compared to the same periods in 2014. The decreases in income from operations during the three and six months ended June 30, 2015 were primarily attributable to increases in amortization of intangible assets from business combinations of $2.3 million and $4.4 million, respectively, and increases in stock-based compensation of $2.0 million and $3.4 million, respectively. For the six months ended June 30, 2015, we also recorded charges for employee severance of $1.6 million. These unfavorable impacts on income from operations were partially offset by the increases in subscriptions revenue discussed above, as well as the non-recurrence in the three and six months ended June 30, 2015 of certain incremental investments we made during the three and six months ended June 30, 2014, that were targeted to drive the success of our five growth and operational improvement strategies. While we continue to invest in these strategies, the amount of investments has decreased in the three and six months ended June 30, 2015, when compared to the same periods in 2014.
In May 2015, we completed the sale of RLC, a formerly wholly-owned entity based in the Netherlands, by selling all of the issued and outstanding shares of RLC to a private software company. The sale resulted in a loss of $2.0 million, which negatively impacted net income for the three and six months ended June 30, 2015. We continue to sell and support many of our offerings to customers in the Netherlands either directly through our other foreign subsidiaries or through the use of partnerships, which we view as a better approach for serving that market.
At June 30, 2015, our cash and cash equivalents were $13.2 million and outstanding borrowings under the 2014 Credit Facility were $259.1 million. During the six months ended June 30, 2015, we generated $47.6 million in cash flow from operations, reduced outstanding borrowings by $23.3 million, returned $11.3 million to stockholders by way of dividends and had cash outlays of $14.0 million for purchases of property and equipment and software development costs.
We plan to continue focusing on cloud-based subscription offerings and on expanding our payment processing and analytics services as we execute on our key growth initiatives and strengthen our market leadership position, while achieving our targeted level of profitability. We also plan to continue to invest in our solution, sales and marketing organizations and our back-office processes as well as the infrastructure that supports our cloud-based subscription offerings and certain solution development initiatives to achieve optimal scalability of our operations as we execute on our key growth initiatives.
General availability of Raiser's Edge NXT
We achieved a milestone on our strategy to accelerate our solution portfolio's move to the cloud on July 14, 2015 by announcing the general availability of our new cloud-based fundraising and relationship management solution, Raiser's Edge NXT.
Increase in revolving credit commitments
As previously disclosed, in February 2014, we entered into the 2014 Credit Facility in an aggregate principal amount of $325.0 million, with an option to request increases in the revolving commitments and/or request additional term loans in an aggregate principal amount of up to $200.0 million. On October 1, 2014, we exercised this option, and certain lenders agreed, to increase the revolving credit commitments by $100.0 million such that for the period commencing October 1, 2014, the aggregate revolving credit commitments were $250.0 million.

Second Quarter 2015 Form 10-Q	29

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

On July 17, 2015, we again exercised this option, and certain lenders agreed, to increase the revolving credit commitments by an additional $100.0 million (the "Additional Revolving Credit Commitments") such that currently and for the period commencing July 17, 2015, the aggregate revolving credit commitments are $350.0 million. The Additional Revolving Credit Commitments have the same terms as the existing revolving credit commitments.
Comparison of the three and six months ended June 30, 2015 and 2014
Results of operations
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing the three and six months ended June 30, 2015 and 2014. We have noted in the discussion below, to the extent meaningful and quantifiable, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of acquired companies.
We acquired WhippleHill on June 16, 2014. Because we have integrated WhippleHill's solutions and operations, it is impracticable to determine the revenue and operating costs attributable solely to the acquired business. We acquired MicroEdge on October 1, 2014. For the three and six months ended months ended June 30, 2015, MicroEdge's total revenue was $7.4 million and $14.0 million, respectively. Because we have integrated a substantial portion of MicroEdge's operations, it is impracticable to determine the operating costs attributable solely to the acquired business. See Note 3 to our consolidated financial statements in this report for a summary of these acquisitions.

Revenue by segment
	Three months ended June 30,					Six months ended June 30,
(in millions, except percentages)	2015		2014	$ Change	% Change	2015		2014	$ Change	% Change
ECBU	$69.4	(1)	$60.1	$9.3	15%	$136.3	(1)	$116.0	$20.3	18%
GMBU	76.1		67.0	9.1	14%	146.1		128.2	17.9	14%
IBU	10.7		12.2	(1.5)	(12)%	20.8		22.8	(2.0)	(9)%
Other	—		—	—	—%	0.1		0.1	—	—%
Total revenue(2)	$156.3		$139.4	$16.9	12%	$303.3		$267.0	$36.3	14%

(1)	Included in ECBU revenue for the three and six months ended June 30, 2015 was $7.4 million and $14.0 million, respectively, attributable to the inclusion of MicroEdge.

(2)	The individual amounts for each year may not sum to total revenue due to rounding.

ECBU
	Three months ended June 30,				Six months ended June 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
ECBU revenue	$69.4	$60.1	$9.3	15%	$136.3	$116.0	$20.3	18%
% of total revenue	44%	43%			45%	43%

(1)	Included in ECBU revenue for the three and six months ended June 30, 2015 was $7.4 million and $14.0 million, respectively, attributable to the inclusion of MicroEdge.

When removing the impact attributable to MicroEdge as discussed above, the increases in ECBU revenue during the three and six months ended June 30, 2015, when compared to the same periods in 2014, were primarily attributable to growth in subscriptions revenue. The growth in subscriptions resulted primarily from increases in demand for our hosting services associated with our Blackbaud CRM solution and our cloud-based solution Luminate CRM. ECBU subscriptions revenue also benefited from increases in the number of customers and the volume of transactions for which we process payments. Also contributing to the overall growth in ECBU revenue was an increase in maintenance revenue related to new Blackbaud CRM customers.

30	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

GMBU
	Three months ended June 30,				Six months ended June 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
GMBU revenue	$76.1	$67.0	$9.1	14%	$146.1	$128.2	$17.9	14%
% of total revenue	49%	48%			48%	48%

The increases in GMBU revenue during the three and six months ended June 30, 2015, when compared to the same periods in 2014, were primarily attributable to growth in subscriptions revenue and the contribution of revenue from WhippleHill. The growth in subscriptions revenue was primarily due to strong demand for our cloud-based solutions, including Altru and Online Express and our Raiser's Edge and Financial Edge solutions. GMBU subscriptions revenue also benefited from increases in the number of customers and the volume of transactions for which we process payments. Also contributing to overall growth in GMBU revenue was an increase in consulting services revenue related to our Raiser's Edge and Luminate Online solutions.

IBU
	Three months ended June 30,				Six months ended June 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
IBU revenue	$10.7	$12.2	$(1.5)	(12)%	$20.8	$22.8	$(2.0)	(9)%
% of total revenue	7%	9%			7%	9%

The decreases in IBU revenue during the three and six months ended June 30, 2015, when compared to the same periods in 2014, were primarily related to reductions in perpetual license sales of our Raiser's Edge solution, which also caused IBU maintenance revenue to decrease. The reductions in Raiser's Edge license fees and maintenance revenue were partially offset by growing demand for, and sales of, our Blackbaud CRM solution. Also contributing to the decreases in IBU revenue were decreases in consulting services revenue related to our Raiser's Edge solution. In the near term, we expect a continued reduction in IBU revenue related to Raiser's Edge license fees and maintenance as our customers transition to our Raiser's Edge NXT solution.

Second Quarter 2015 Form 10-Q	31

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Operating results

Subscriptions
	Three months ended June 30,					Six months ended June 30,
(in millions, except percentages)	2015		2014	$ Change	% Change	2015		2014	$ Change	% Change
Subscriptions revenue	$80.0	(1)	$65.0	$15.0	23%	$152.5	(1)	$123.3	$29.2	24%
Cost of subscriptions	39.4		31.7	7.7	24%	75.6		61.9	13.7	22%
Subscriptions gross profit	$40.6		$33.3	$7.3	22%	$76.9		$61.4	$15.5	25%
Subscriptions gross margin	51%		51%			50%		50%

(1)	Included in subscriptions revenue for the three and six months ended June 30, 2015 was $4.2 million and $7.9 million, respectively, attributable to the inclusion of MicroEdge.

Subscriptions revenue is comprised of revenue from charging for the use of our subscription-based software solutions, which includes providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, revenue from payment processing services as well as variable transaction revenue associated with the use of our solutions. We continue to experience growth in sales of our hosted applications and hosting services as we meet the demand of our customers that increasingly prefer cloud-based subscription offerings. In addition, we have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing solution portfolio and the sale of these services to new and existing customers.

Excluding the incremental subscriptions revenue from MicroEdge as discussed above, the increases in subscriptions revenue during the three and six months ended June 30, 2015, when compared to the same periods in 2014, were primarily due to strong demand across our solution portfolio including our cloud-based solutions, such as Luminate CRM and Altru, our Raiser's Edge and Financial Edge solutions, as well as from providing hosting services to customers who have purchased perpetual rights to certain of our software solutions. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments, as well as increases in the volume of subscription-based analytic services provided. Also contributing to the increases in subscriptions revenue was the inclusion of WhippleHill during the three and six months ended June 30, 2015.
Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations, transaction-based costs related to payments services including remittances of amounts due to third-parties and other costs incurred in providing support and services to our customers.
The increases in cost of subscriptions during the three and six months ended June 30, 2015, when compared to the same periods in 2014, were relatively consistent with the increases in revenue during those periods. The increases in cost of subscriptions were primarily due to increases in transaction-based costs related to our payments services of $2.5 million and $4.3 million, respectively, increases in human resource costs of $1.6 million and $3.1 million, respectively, increases in amortization of intangible assets from business combinations of $1.3 million and $2.5 million, respectively, and increases in the cost of third-party technology embedded in certain of our subscription solutions of $0.8 million and $1.3 million, respectively. The increases in human resource costs were primarily due to an increase in subscription customer support headcount directly related to our growing base of subscription customers. The inclusion of WhippleHill and MicroEdge also contributed to the increases in human resource costs during the three and six months ended June 30, 2015.
Our subscriptions gross margin for the three and six months ended June 30, 2015, when compared to the same period in 2014, were relatively unchanged.

32	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Maintenance
	Three months ended June 30,					Six months ended June 30,
(in millions, except percentages)	2015		2014	$ Change	% Change	2015		2014	$ Change	% Change
Maintenance revenue	$38.6	(1)	$36.5	$2.1	6%	$77.5	(1)	$72.2	$5.3	7%
Cost of maintenance	7.0		6.0	1.0	17%	14.5		11.4	3.1	27%
Maintenance gross profit	$31.6		$30.5	$1.1	4%	$63.0		$60.8	$2.2	4%
Maintenance gross margin	82%		84%			81%		84%

(1)	Included in maintenance revenue for the three and six months ended June 30, 2015 was $2.6 million and $4.9 million, respectively, attributable to the inclusion of MicroEdge.
Maintenance revenue is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and certain upgrades to our software solutions and online, telephone and email support. Maintenance contracts are typically for a term of one year, and maintenance renewal rates in the period reported did not vary materially compared to prior periods. Over time, we anticipate a decrease in maintenance contract renewals as we transition our solution portfolio to a cloud-based subscription delivery model and away from a perpetual license-based model.
Excluding the incremental maintenance revenue from MicroEdge as discussed above, maintenance decreased by $0.5 million during the three months ended June 30, 2015, when compared to the same period in 2014. The decrease was primarily comprised of (i) $2.7 million of reductions in maintenance from contracts that were not renewed and reductions in contracts with existing customers; partially offset by (ii) $1.5 million of incremental maintenance from new customers associated with new license agreements and increases in contracts with existing customers; and (iii) $0.7 million of incremental maintenance from contractual inflationary rate adjustments. The decrease in maintenance revenue, excluding amounts attributable to MicroEdge, during the three months ended June 30, 2015, when compared to the same period in 2014, was primarily related to a reduction in maintenance contracts associated with the on-premise Raiser's Edge as customers migrated to our Raiser's Edge NXT solution. As discussed above, this is a trend we expect to continue as we transition our solution portfolio to a cloud-based subscription delivery model.
Excluding the incremental maintenance revenue from MicroEdge as discussed above, the increase in maintenance revenue during the six months ended June 30, 2015, when compared to the same period in 2014, was primarily comprised of (i) $3.4 million of incremental maintenance from new customers associated with new license agreements and increases in contracts with existing customers; and (ii) $1.5 million of incremental maintenance from contractual inflationary rate adjustments; partially offset by (iii) reductions of $4.5 million in maintenance from contracts that were not renewed and reductions in contracts with existing customers. The increase in maintenance revenue during the six months ended June 30, 2015, when compared to the same period in 2014, was primarily related to maintenance contracts associated with Blackbaud CRM.
Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our customers.
Cost of maintenance increased during the three and six months ended June 30, 2015, when compared to the same periods in 2014, primarily as a result of increases in amortization of intangible assets from business combinations of $0.9 million and $1.9 million, respectively. Also contributing to the increase in cost of subscriptions for the six months ended June 30, 2015, when compared to the same period in 2014, was an increase in human resource costs primarily due to the inclusion of MicroEdge.
Maintenance gross margin decreased during the three and six months ended June 30, 2015 when compared to the same periods in 2014, primarily due to the transition of our solution portfolio to a cloud-based subscription delivery model, as well as incremental amortization of intangible assets from business combinations attributable to MicroEdge.

Second Quarter 2015 Form 10-Q	33

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Services
	Three months ended June 30,					Six months ended June 30,
(in millions, except percentages)	2015		2014	$ Change	% Change	2015		2014	$ Change	% Change
Services revenue	$33.7	(1)	$31.8	$1.9	6%	$65.0	(2)	$59.9	$5.1	9%
Cost of services	25.9		25.5	0.4	2%	52.9		51.8	1.1	2%
Services gross profit	$7.8		$6.3	$1.5	24%	$12.1		$8.1	$4.0	49%
Services gross margin	23%		20%			19%		14%

(1)	The impact on services revenue for the three months ended June 30, 2015 as a result of the inclusion of MicroEdge was not significant.

(2)	Included in services revenue for the six months ended June 30, 2015 was $0.8 million attributable to the inclusion of MicroEdge.
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
Services revenue increased during the three months ended June 30, 2015, when compared to the same period in 2014 primarily as a result of the inclusion of WhippleHill consulting services revenue. Also contributing to the growth in services revenue during the three months ended June 30, 2015, when compared to the same period in 2014, were an increase in analytic services deliveries and growth in consulting services revenue related to our Blackbaud CRM solution.
Excluding the incremental services revenue from MicroEdge as discussed above, the increase in services revenue during the six months ended June 30, 2015, when compared to the same period in 2014, was primarily a result of an increase in consulting services revenue of $3.8 million related to our Blackbaud CRM solution, as well as the inclusion of WhippleHill. Also contributing to the growth in services revenue during the six months ended June 30, 2015, when compared to the same period in 2014, was an increase in training services deliveries. We expect that the continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services and little to no customization services when compared our traditional on-premise perpetual license arrangements, will negatively impact consulting services revenue growth over time.
Cost of services is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations.
Cost of services during the three months ended June 30, 2015, when compared to the same period in 2014, was relatively unchanged.
The increase in cost of services during the six months ended June 30, 2015, when compared to the same period in 2014, was primarily due to a $0.7 million increase in charges recorded for employee severance.
Services gross margin increased during the three and six months ended June 30, 2015, when compared to the same periods in 2014, primarily due to an improvement in the utilization of consulting services personnel and increases in service revenue relative to the modest changes in cost of services.

34	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

License fees and other
	Three months ended June 30,				Six months ended June 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
License fees and other revenue	$4.0	$6.1	$(2.1)	(34)%	$8.2	$11.7	$(3.5)	(30)%
Cost of license fees and other	1.1	1.4	(0.3)	(21)%	2.3	3.0	(0.7)	(23)%
License fees and other gross profit	$2.9	$4.7	$(1.8)	(38)%	$5.9	$8.7	$(2.8)	(32)%
License fees and other gross margin	73%	77%			72%	74%

License fees and other revenue includes revenue from the sale of our software solutions under perpetual license agreements, the sale of business forms that are used in conjunction with our software solutions, reimbursement of travel-related expenses primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees.

Revenue from license fees and other decreased during the three and six months ended June 30, 2015, when compared to the same periods in 2014, primarily as a result of the ongoing shift in our customers’ buying preferences away from software offered under perpetual license arrangements towards cloud-based subscription offerings.
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
The decreases in cost of license fees and other during the three and six months ended June 30, 2015, when compared to the same periods in 2014, were primarily due to reductions in reseller commissions and third-party software royalties, driven by the ongoing shift in our customers' buying preferences away from software offered under perpetual license arrangements towards cloud-based subscription offerings.
License fees and other gross margin decreased during the three and six months ended June 30, 2015, when compared to the same periods in 2014, primarily due to the ongoing shift in our customers' buying preferences towards cloud-based subscription offerings relative to the modest decreases in cost of license fees and other.
Operating expenses

Sales and marketing
	Three months ended June 30,				Six months ended June 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing expense	$29.7	$26.4	$3.3	13%	$58.3	$51.5	$6.8	13%
% of total revenue	19%	19%			19%	19%

Sales and marketing expense includes human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

Sales and marketing expense as a percentage of revenue remained relatively unchanged during the three and six months ended June 30, 2015, when compared to the same periods in 2014.

Second Quarter 2015 Form 10-Q	35

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

The increases in sales and marketing expense increased during the three and six months ended June 30, 2015, when compared to the same periods in 2014, were primarily due to increases in human resource costs of $1.3 million and $2.7 million, respectively, and commission expense of $0.5 million and $1.0 million, respectively. An increase in advertising and marketing costs of $0.7 million also contributed to the increase in sales and marketing expense during the six months ended June 30, 2015. Human resource costs increased primarily due to incremental headcount to support the increase in sales and marketing efforts of our growing operations. The inclusion of WhippleHill and MicroEdge also contributed to the increases in human resource costs, as well as the increase in advertising and marketing costs. The increases in commission expense were primarily driven by increases in commissionable revenue during the three and six months ended June 30, 2015, when compared to the same periods in 2014.

Research and development
	Three months ended June 30,				Six months ended June 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development expense	$20.2	$18.1	$2.1	12%	$41.4	$34.6	$6.8	20%
% of total revenue	13%	13%			14%	13%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.

Research and development expense as a percentage of revenue remained relatively unchanged during the three and six months ended June 30, 2015, when compared to the same periods in 2014.

The increases in research and development expense during the three and six months ended June 30, 2015, when compared to the same periods in 2014, were primarily due to increases in human resource costs of $3.5 million and $8.4 million, respectively. The inclusion of WhippleHill and MicroEdge contributed to the increases in human resource costs. Partially offsetting these increases in human resource costs during the three and six months ended June 30, 2015 were increases of $1.7 million and $3.7 million, respectively, in the amount of software development costs that were capitalized from an increase in development activities that generate costs which qualify for capitalization as internal-use software including development costs related to our Raiser's Edge NXT and Financial Edge NXT cloud-based solutions as well as development costs associated with the software solutions of companies acquired in 2014. We expect that the increase in the amount of software development costs capitalized is a trend that will continue in the near-term.

General and administrative
	Three months ended June 30,				Six months ended June 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
General and administrative expense	$18.0	$13.8	$4.2	30%	$34.8	$26.6	$8.2	31%
% of total revenue	12%	10%			11%	10%

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

General and administrative expense increased as a percentage of revenue during the three and six months ended June 30, 2015, when compared to the same periods in 2014, primarily due to the inclusion of MicroEdge, which historically had higher general and administrative expenses as a percentage of revenue.

36	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

The increases in general and administrative expense during the three and six months ended June 30, 2015, when compared to the same periods in 2014, were primarily due to increases in human resource of $2.0 million and $4.6 million, respectively, increases in facilities costs of $1.1 million and $2.2 million, respectively, increases in stock-based compensation expense of $1.2 million and $2.1 million, respectively, and increases in acquisition-related expenses and integration costs of $0.7 million and $1.3 million, respectively. Partially offsetting these increases during the three and six months ended June 30, 2015 were decreases in other corporate costs of $1.3 million and $3.5 million, respectively. Human resource costs increased primarily due to additional resources needed to support the growth of our business and from the inclusion of WhippleHill and MicroEdge personnel. The increases in facilities and acquisition-related expenses and integration costs were due to our acquisitions of WhippleHill and MicroEdge. The increases in stock-based compensation expense were primarily attributable to a change in timing of certain annual equity award grants, whereby annual grants that would have otherwise been made in 2013 were instead made during 2014, as well as the impact of new equity award grants in the current year to certain senior management hires. There was no change in the timing of annual equity award grants in the current year when compared to the prior year.
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
We have acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, we recorded write-downs of deferred revenue under arrangements predating the acquisition to fair value, which resulted in lower recognized revenue than the contributed purchase price until the related obligations to provide services under such arrangements are fulfilled. Therefore, our GAAP revenues after the acquisitions will not reflect the full amount of revenue that would have been reported if the acquired deferred revenue was not written down to fair value. The non-GAAP measures described below reverse the acquisition-related deferred revenue write-downs so that the full amount of revenue booked by the acquired companies is included, which we believe provides a more accurate representation of a revenue run-rate in a given period and, therefore, will provide more meaningful comparative results in future periods.
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

Second Quarter 2015 Form 10-Q	37

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

	Three months ended June 30,				Six months ended June 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
GAAP Revenue	$156.3	$139.4	$16.9	12%	$303.3	$267.0	$36.3	14%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	2.5	—	2.5	100%	6.0	—	6.0	100%
Non-GAAP revenue	$158.7	$139.4	$19.3	14%	$309.3	$267.0	$42.3	16%

GAAP income from operations	$14.5	$16.0	$(1.5)	(9)%	$22.5	$25.3	$(2.8)	(11)%
GAAP operating margin	9.3%	11.5%			7.4%	9.5%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	2.5	—	2.5	100%	6.0	—	6.0	100%
Add: Stock-based compensation expense	6.3	4.3	2.0	47%	11.4	8.0	3.4	43%
Add: Amortization of intangibles from business combinations	8.1	5.7	2.4	42%	16.2	11.8	4.4	37%
Add: Employee severance	0.4	—	0.4	100%	1.6	—	1.6	100%
Add: Impairment of capitalized software development costs	—	0.8	(0.8)	(100)%	—	0.8	(0.8)	(100)%
Add: Acquisition-related integration costs	0.2	0.1	0.1	100%	0.7	0.1	0.6	600%
Add: Acquisition-related expenses	0.7	0.1	0.6	600%	0.8	0.1	0.7	700%
Add: CEO transition costs	—	—	—	—%	—	0.9	(0.9)	(100)%
Subtotal(1)	18.2	11.0	7.2	65%	36.7	21.6	15.0	69%
Non-GAAP income from operations(1)	$32.7	$27.0	$5.7	21%	$59.2	$46.9	$12.3	26%
Non-GAAP operating margin	20.6%	19.4%			19.1%	17.6%

(1)	The individual amounts for each year may not sum to subtotal or Non-GAAP income from operations due to rounding.
The increases in non-GAAP income from operations and non-GAAP operating margin during the three and six months ended June 30, 2015, when compared to the same periods in 2014, were primarily due to the growth in subscriptions revenue and the incremental revenue from acquired companies as discussed above, partially offset by increases in human resource costs, transaction-based costs related to payments services and IT infrastructure costs. Also contributing to the increases in non-GAAP income from operations and non-GAAP operating margin were the non-recurrence in the three and six months ended June 30, 2015 of certain incremental investments made during the three and six months ended June 30, 2014, that were targeted to drive the success of our five growth and operational improvement strategies. While we continue to invest in these strategies, the amount of investments has decreased in the three and six months ended June 30, 2015, when compared to the same periods in 2014.

38	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

	Three months ended June 30,				Six months ended June 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
GAAP net income	$7.0	$9.3	(2.3)	(25)%	$11.3	$13.1	(1.8)	(14)%
Non-GAAP adjustments:
Add: Interest, net	1.9	1.3	0.6	46%	3.5	2.8	0.7	25%
Add: Income tax provision	4.3	5.6	(1.3)	(23)%	6.0	8.4	(2.4)	(29)%
Add: Depreciation	4.5	4.3	0.2	5%	9.3	8.6	0.7	8%
Add: Amortization of intangibles from business combinations	8.1	5.7	2.4	42%	16.2	11.8	4.4	37%
Add: Amortization of software development costs	1.0	0.4	0.6	150%	1.8	0.8	1.0	125%
Subtotal(1)	19.7	17.5	2.2	13%	36.8	32.4	4.4	14%
EBITDA(1)	$26.8	$26.7	$0.1	—%	$48.2	$45.5	$2.7	6%
EBITDA Margin	16.9%	19.2%			15.6%	17.0%
Non-GAAP adjustments:
Add: Other (income) expense, net	$(0.7)	$(0.2)	$(0.5)	250%	$(0.4)	$—	$(0.4)	100%
Add: Loss on sale of business	2.0	—	2.0	100%	2.0	—	2.0	100%
Add: Loss on debt extinguishment and termination of derivative instruments	—	—	—	—%	—	1.0	(1.0)	(100)%
Add: Acquisition-related deferred revenue write-down	2.5	—	2.5	100%	6.0	—	6.0	100%
Add: Stock-based compensation expense	6.3	4.3	2.0	47%	11.4	8.0	3.4	43%
Add: Employee severance	0.4	—	0.4	100%	1.6	—	1.6	100%
Add: Impairment of capitalized software development costs	—	0.8	(0.8)	(100)%	—	0.8	(0.8)	(100)%
Add: Acquisition-related integration costs	0.2	0.1	0.1	100%	0.7	0.1	0.6	600%
Add: Acquisition-related expenses	0.7	0.1	0.6	600%	0.8	0.1	0.7	700%
Add: CEO transition costs	—	—	—	—%	—	0.9	(0.9)	(100)%
Subtotal(1)	11.4	5.0	6.4	128%	22.0	10.9	11.1	102%
Adjusted EBITDA(1)	$38.2	$31.8	$6.4	20%	$70.2	$56.3	$13.9	25%
Adjusted EBITDA Margin	24.1%	22.8%			22.7%	21.1%

(1)	The individual amounts for each year may not sum to subtotals, EBITDA or Adjusted EBITDA due to rounding.

Interest expense
	Three months ended June 30,				Six months ended June 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest expense	$1.9	$1.3	$0.6	46%	$3.6	$2.8	$0.8	29%
% of total revenue	1%	1%			1%	1%
Interest expense increased during the three and six months ended June 30, 2015, when compared to the same periods in 2014, primarily due to an increase in our average daily borrowings related to our acquisition of MicroEdge.

Second Quarter 2015 Form 10-Q	39

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(in millions)	Timing of recognition	June 30, 2015	December 31, 2014	Change	% Change
Subscriptions	Over the period billed in advance, generally one year	$107.0	$98.2	$8.8	9%
Maintenance	Over the period billed in advance, generally one year	93.5	92.8	0.7	1%
Services	As services are delivered	31.4	29.5	1.9	6%
License fees and other	Upon delivery of the solution or service	2.0	0.8	1.2	150%
Total deferred revenue(1)		233.9	221.3	12.6	6%
Less: Long-term portion		8.8	9.0	(0.2)	(2)%
Current portion		$225.1	$212.3	$12.8	6%

(1)	The individual amounts for each year may not sum to total deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. Deferred revenue attributable to subscriptions increased during the six months ended June 30, 2015 as a result of both an increase subscription sales as well as a seasonal increase in billings for subscription renewals. Historically, due to the timing of client budget cycles, we have an increase in customer contract renewals in our second quarter as compared to our fourth quarter. We generally invoice our maintenance and subscription customers in annual cycles 30 days prior to the end of the contract term. The increase in deferred revenue from license fees and other during the six months ended June 30, 2015 was primarily due to a seasonal increase in advance registration billings associated with our K-12 and bbcon user conferences, which occur each year in July and October, respectively. The increase in deferred revenue from services during the six months ended June 30, 2015 was the result of an increase in consulting and training services billings. Deferred revenue from maintenance remained relatively unchanged during the six months ended June 30, 2015.
Income tax provision
Our effective income tax rates, including the effects of period-specific events, were:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Effective tax rate	37.8%	37.7%	34.7%	39.1%
Our effective income tax rate remained relatively unchanged when comparing the three months ended June 30, 2015 to the same period in 2014. Despite remaining relatively unchanged in the aggregate, our effective tax rate increased because of a loss from the sale of our Netherlands entity for which we have determined that a related valuation allowance is appropriate and therefore did not recognize any tax benefit, and that impact was partially offset by an increase in the domestic production activities deduction.
The decrease in our effective income tax rate during the six months ended June 30, 2015 when compared to the same period in 2014 was primarily due to a discrete tax benefit from the settlement of an IRS audit and an increase in the domestic production activities deduction, partially offset by the effect from the sale of our Netherlands entity.
Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.

40	Second Quarter 2015 Form 10-Q

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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.1 million and $2.8 million at June 30, 2015 and December 31, 2014, respectively. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. In addition, our transaction revenue has historically been at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. As a result of these and other factors, our total revenue has historically been lower in the first quarter than in the remainder of our fiscal year, with the third and fourth quarters historically achieving the highest total revenues. Our revenue from payment processing services has also historically increased during the fourth quarter due to year-end giving. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals, delivery of professional services and occurrence of customer events, the payment of bonuses, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations has been lowest in our first quarter, and due to the timing of client budget cycles, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. Partially offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are merit-based salary increases, which are generally effective in April each year. In addition, deferred revenues can vary on a seasonal basis for the same reasons. These patterns may change, however, as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, acquisitions, new market opportunities, new solution introductions or other factors.
Liquidity and capital resources
The table below presents selected financial information as of June 30, 2015 and December 31, 2014 and during the six months ended June 30, 2015 and 2014:

(in millions)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$13.2	$14.7
Property and equipment, net	49.0	50.4
Software development costs, net	14.1	8.9
Total debt	259.1	282.4
Working capital	(138.6)	(133.2)
Working capital excluding deferred revenue	86.5	79.1

	Six months ended June 30,
(in millions)	2015	2014
Net cash provided by operating activities	$47.6	$45.1
Net cash used in investing activities	(14.5)	(42.0)
Net cash (used in) provided by financing activities	(33.6)	9.6

Second Quarter 2015 Form 10-Q	41

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Our principal sources of liquidity are operating cash flow, funds available under the 2014 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription, maintenance and support agreements and market acceptance of our solutions and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures, meet our debt obligations and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends and/or repurchase our common stock. To the extent we undertake future material acquisitions, investments or unanticipated capital expenditures, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure including through potential debt issuances.
At June 30, 2015, our total cash and cash equivalents balance included approximately $7.0 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next 12 months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our other cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $47.6 million increased by $2.5 million during the six months ended June 30, 2015, when compared to the same period in 2014. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, loss on sale of business, impairment of capitalized software development costs, loss on debt extinguishment and termination of derivative instruments, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital decreased $2.8 million during the six months ended June 30, 2015, when compared to the same period in 2014, primarily due to:

•
an increase in current period bonus payments from a prior year change in the timing of payouts for certain bonus plans, from quarterly to annually, partially offset by an increase in amounts accrued for current period performance against current period targets;

•
an increase in monthly commission payments from over-performance against current period targets and from a net increase in the current year payment for prior period over-performance against the prior period target;

•	an increase in cash outlays for facility costs primarily due to prior year acquisitions; which were partially offset by:

•	fluctuations in the timing of vendor payments; and

•	an increase in deferred subscriptions revenue as a result of an increase in subscription sales and related amounts billed and deferred.
Investing cash flow
During the six months ended June 30, 2015, we had cash outlays of $7.0 million for both software development costs and purchases of property, which were up $3.2 million and $1.6 million, respectively, from cash spent during the same period in 2014. The increase in cash outlays for software development costs was primarily driven by development activities related to the Raiser's Edge NXT and Financial Edge NXT cloud-based solutions, development activities for other solutions and the inclusion of software development costs related to solutions historically provided by companies acquired in 2014. In addition, we used net cash of $0.5 million in the sale of a business during the six months ended June 30, 2015. We used $32.8 million of cash during the six months ended June 30, 2014, for the acquisition of companies including WhippleHill, while no such investments were made during the six months ended June 30, 2015.

42	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Financing cash flow
During the six months ended June 30, 2015, we had a net reduction in borrowings of $23.3 million compared to a net increase in borrowings of $21.0 million during the same period in 2014. Also during the six months ended June 30, 2015, we paid dividends of $11.3 million, which was relatively consistent with the amount paid in the comparable period of 2014.
We have drawn on our credit facility from time to time to help us meet financial needs, such as business acquisitions and purchases of common stock under our repurchase program. At June 30, 2015, our available borrowing capacity under the 2014 Credit Facility was $158.0 million, and in July 2015, we exercised our option to increase our borrowing capacity under the 2014 Credit Facility by $100.0 million, as described below. We believe the 2014 Credit Facility will provide us with sufficient flexibility to meet our future financial needs. The 2014 Credit Facility matures in February 2019.
At June 30, 2015, the carrying amount of our debt under the 2014 Credit Facility was $257.5 million. Our average daily borrowings during the three and six months ended June 30, 2015 were $272.5 million and $275.5 million, respectively.
Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of June 30, 2015
Net Leverage Ratio	≤ 3.50 to 1.00	1.92 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	18.68 to 1.00
Under the 2014 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2014 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the credit agreement, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At June 30, 2015, we were in compliance with all debt covenants under the 2014 Credit Facility.
Increase in revolving credit commitments
As previously disclosed, in February 2014, we entered into the 2014 Credit Facility in an aggregate principal amount of $325.0 million, with an option to request increases in the revolving commitments and/or request additional term loans in a principal amount of up to $200.0 million. On October 1, 2014, we exercised this option, and certain lenders agreed, to increase the revolving credit commitments by $100.0 million such that for the period commencing October 1, 2014, the aggregate revolving credit commitments were $250.0 million.
On July 17, 2015, we again exercised this option, and certain lenders agreed, to increase the revolving credit commitments by an additional $100.0 million such that currently and for the period commencing July 17, 2015, the aggregate revolving credit commitments are $350.0 million. The additional revolving credit commitments have the same terms as the existing revolving credit commitments.

Second Quarter 2015 Form 10-Q	43

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Commitments and contingencies
As of June 30, 2015, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$259.1	$4.4	$8.7	$246.0	$—
Interest payments on debt(2)	1.2	1.1	0.1	—	—

Unrecorded contractual obligations:
Operating leases(3)	89.6	12.7	23.8	22.4	30.7
Interest payments on debt(4)	20.4	5.8	11.3	3.3	—
Purchase obligations(5)	8.1	4.5	3.5	0.1	—
Total contractual obligations	$378.4	$28.5	$47.4	$271.8	$30.7

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2014 Credit Facility at June 30, 2015 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2014 Revolving Facility for the purposes of determining minimum commitment amounts.

(2)	Represents interest payment obligations related to our interest rate swap agreements.

(3)	Our commitments related to operating leases have not been reduced by incentive payments and reimbursement of leasehold improvements.

(4)
The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions described in (1) above.

(5)
We utilize third-party technology in conjunction with our solutions and services, with contractual arrangements varying in length from one to five years. In certain cases, these arrangements require a minimum annual purchase commitment by us.

The term loan under the 2014 Credit Facility requires periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019.
The total liability for uncertain tax positions as of June 30, 2015 and December 31, 2014, was $2.8 million and $3.6 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of June 30, 2015 and December 31, 2014.
In February 2015, our Board of Directors approved our annual dividend rate of $0.48 per share to be made in quarterly payments. Dividends at this annual rate would aggregate to $22.6 million assuming 47.0 million shares of common stock are outstanding, although dividends are not guaranteed and our Board of Directors may decide, in its absolute discretion, to change or suspend dividend payments at any time for any reason. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of the 2014 Credit Facility, general economic conditions and our ability to generate adequate operating cash flow.
Off-balance sheet arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

44	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Foreign currency exchange rates
Approximately 11% of our total net revenue for the six months ended June 30, 2015 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $1.4 million and $0.9 million as of June 30, 2015 and December 31, 2014, respectively.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in Pounds Sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the six months ended June 30, 2015, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and Canadian dollar, the impact was not material to our consolidated results of operations or financial position as of and for the six months ended June 30, 2015. We will continue monitoring such exposure and take action as appropriate.
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
Critical accounting policies and estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2015 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Recently issued accounting pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 of our consolidated financial statements in this report.

Second Quarter 2015 Form 10-Q	45

Blackbaud, Inc.

Item 3. Quantitative and qualitative disclosures about market risk
We have market rate sensitivity for interest rates and foreign currency exchange rates.
Interest rate risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of June 30, 2015, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2014 and June 30, 2015.
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
Changes in internal control over financial reporting
No change in internal control over financial reporting occurred during the most recent fiscal quarter ended June 30, 2015 with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

46	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.

PART II. OTHER INFORMATION
Item 1A. Risk factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item IA, "Risk factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended June 30, 2015. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, April 1, 2015				$50,000
April 1, 2015 through April 30, 2015	4,945	$49.37	$—	50,000
May 1, 2015 through May 31, 2015	7,295	52.47	—	50,000
June 1, 2015 through June 30, 2015	—	—	—	50,000
Total	12,240	$51.22	$—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

Second Quarter 2015 Form 10-Q	47

Blackbaud, Inc.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.77	Employment contract between Blackbaud, Inc. and Bradley J. Holman	X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document.	X
101.SCH*	XBRL Taxonomy Extension Schema Document.	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X
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

48	Second Quarter 2015 Form 10-Q

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	August 6, 2015	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2015	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Second Quarter 2015 Form 10-Q	49