Form 10-Q
period 2015-09-30
BLACKBAUD INC
filed 2015-11-05
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☑	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐  NO  ☑
The number of shares of the registrant’s Common Stock outstanding as of October 26, 2015 was 46,900,094.

Third Quarter 2015 Form 10-Q	1

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

2	Third Quarter 2015 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blackbaud, Inc.
Consolidated balance sheets
(Unaudited)

(in thousands, except share amounts)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$17,555	$14,735
Donor restricted cash	63,460	140,709
Accounts receivable, net of allowance of $4,448 and $4,539 at September 30, 2015 and December 31, 2014, respectively	78,152	77,523
Prepaid expenses and other current assets	39,557	40,392
Deferred tax asset, current portion	10,608	14,423
Total current assets	209,332	287,782
Property and equipment, net	49,024	50,402
Goodwill	345,770	349,008
Intangible assets, net	204,738	229,307
Other assets	35,300	26,684
Total assets	$844,164	$943,183
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$13,137	$11,436
Accrued expenses and other current liabilities	45,576	52,201
Donations payable	63,460	140,709
Debt, current portion	4,375	4,375
Deferred revenue, current portion	227,161	212,283
Total current liabilities	353,709	421,004
Debt, net of current portion	237,293	276,196
Deferred tax liability	34,800	43,639
Deferred revenue, net of current portion	7,369	8,991
Other liabilities	7,025	7,437
Total liabilities	640,196	757,267
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 56,693,785 and 56,048,135 shares issued at September 30, 2015 and December 31, 2014, respectively	57	56
Additional paid-in capital	265,024	245,674
Treasury stock, at cost; 9,796,306 and 9,740,054 shares at September 30, 2015 and December 31, 2014, respectively	(193,168)	(190,440)
Accumulated other comprehensive loss	(2,020)	(1,032)
Retained earnings	134,075	131,658
Total stockholders’ equity	203,968	185,916
Total liabilities and stockholders’ equity	$844,164	$943,183

The accompanying notes are an integral part of these consolidated financial statements.

Third Quarter 2015 Form 10-Q	3

Blackbaud, Inc.
Consolidated statements of comprehensive income
(Unaudited)

(in thousands, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Subscriptions	$80,901	$67,043	$233,423	$190,296
Maintenance	38,209	36,821	115,732	109,000
Services	35,905	35,843	100,878	95,768
License fees and other	3,796	4,891	12,030	16,544
Total revenue	158,811	144,598	462,063	411,608
Cost of revenue
Cost of subscriptions	39,485	33,257	115,063	95,130
Cost of maintenance	6,708	6,147	21,179	17,544
Cost of services	26,235	27,111	79,121	78,914
Cost of license fees and other	1,745	1,633	4,052	4,586
Total cost of revenue	74,173	68,148	219,415	196,174
Gross profit	84,638	76,450	242,648	215,434
Operating expenses
Sales and marketing	31,139	27,098	89,424	78,647
Research and development	20,561	19,707	62,003	54,265
General and administrative	18,446	15,519	53,244	42,118
Amortization	524	624	1,536	1,629
Total operating expenses	70,670	62,948	206,207	176,659
Income from operations	13,968	13,502	36,441	38,775
Interest income	8	17	23	46
Interest expense	(1,816)	(1,272)	(5,375)	(4,059)
Loss on sale of business	—	—	(1,976)	—
Loss on debt extinguishment and termination of derivative instruments (see Notes 8 and 9)	—	—	—	(996)
Other income, net	184	29	584	18
Income before provision for income taxes	12,344	12,276	29,697	33,784
Income tax provision	4,433	1,896	10,459	10,310
Net income	$7,911	$10,380	$19,238	$23,474
Earnings per share
Basic	$0.17	$0.23	$0.42	$0.52
Diluted	$0.17	$0.23	$0.41	$0.51
Common shares and equivalents outstanding
Basic weighted average shares	45,616,832	45,196,277	45,576,029	45,160,434
Diluted weighted average shares	46,596,714	45,883,570	46,403,196	45,704,157
Dividends per share	$0.12	$0.12	$0.36	$0.36
Other comprehensive (loss) income
Foreign currency translation adjustment	168	(232)	(354)	(62)
Unrealized (loss) gain on derivative instruments, net of tax	(262)	468	(634)	386
Total other comprehensive (loss) income	(94)	236	(988)	324
Comprehensive income	$7,817	$10,616	$18,250	$23,798

The accompanying notes are an integral part of these consolidated financial statements.

4	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Consolidated statements of cash flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net income	$19,238	$23,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,340	32,586
Provision for doubtful accounts and sales returns	4,573	3,837
Stock-based compensation expense	17,899	12,492
Excess tax benefits from exercise and vesting of stock-based compensation	(1,490)	(3,762)
Deferred taxes	(2,274)	86
Loss on sale of business	1,976	—
Impairment of capitalized software development costs	—	775
Loss on debt extinguishment and termination of derivative instruments	—	996
Amortization of deferred financing costs and discount	660	524
Other non-cash adjustments	(159)	1,672
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable	(6,378)	(1,261)
Prepaid expenses and other assets	(324)	(255)
Trade accounts payable	3,284	939
Accrued expenses and other liabilities	(9,027)	2,902
Donor restricted cash	76,091	57,059
Donations payable	(76,091)	(57,059)
Deferred revenue	15,973	10,487
Net cash provided by operating activities	85,291	85,492
Cash flows from investing activities
Purchase of property and equipment	(14,560)	(8,317)
Capitalized software development costs	(10,868)	(6,287)
Purchase of net assets of acquired companies, net of cash acquired	(520)	(33,275)
Net cash used in sale of business	(521)	—
Net cash used in investing activities	(26,469)	(47,879)
Cash flows from financing activities
Proceeds from issuance of debt	83,600	201,000
Payments on debt	(122,581)	(181,095)
Debt issuance costs	(429)	(2,484)
Proceeds from exercise of stock options	23	182
Excess tax benefits from exercise and vesting of stock-based compensation	1,490	3,762
Dividend payments to stockholders	(16,883)	(16,631)
Net cash (used in) provided by financing activities	(54,780)	4,734
Effect of exchange rate on cash and cash equivalents	(1,222)	(276)
Net increase in cash and cash equivalents	2,820	42,071
Cash and cash equivalents, beginning of period	14,735	11,889
Cash and cash equivalents, end of period	$17,555	$53,960

The accompanying notes are an integral part of these consolidated financial statements.

Third Quarter 2015 Form 10-Q	5

Blackbaud, Inc.
Consolidated statements of stockholders' equity
(Unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2013	55,699,817	$56	$220,763	$(183,288)	$(1,385)	$125,398	$161,544
Net income	—	—	—	—	—	28,290	28,290
Payment of dividends	—	—	—	—	—	(22,107)	(22,107)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	186,473	—	188	—	—	—	188
Surrender of 166,952 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(7,152)	—	—	(7,152)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	7,455	—	—	—	7,455
Stock-based compensation	—	—	17,268	—	—	77	17,345
Restricted stock grants	248,567	—	—	—	—	—	—
Restricted stock cancellations	(86,722)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	353	—	353
Balance at December 31, 2014	56,048,135	$56	$245,674	$(190,440)	$(1,032)	$131,658	$185,916
Net income	—	—	—	—	—	19,238	19,238
Payment of dividends	—	—	—	—	—	(16,883)	(16,883)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	119,575	—	23	—	—	—	23
Surrender of 56,252 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(2,728)	—	—	(2,728)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	1,490	—	—	—	1,490
Stock-based compensation	—	—	17,837	—	—	62	17,899
Restricted stock grants	609,435	1	—	—	—	—	1
Restricted stock cancellations	(83,360)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	(988)	—	(988)
Balance at September 30, 2015	56,693,785	$57	$265,024	$(193,168)	$(2,020)	$134,075	$203,968

The accompanying notes are an integral part of these consolidated financial statements.

6	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We are a leading provider of software and services for the worldwide philanthropic community. We offer a full spectrum of cloud-based and on-premise solutions, as well as a resource network that empowers and connects organizations of all sizes. Our portfolio of software and services support nonprofit fundraising and relationship management, eMarketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility, and education. As of September 30, 2015, we had more than 30,000 active clients including nonprofits, K-12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations.
2. Summary of significant accounting policies
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, and other forms filed with the SEC from time to time.
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
Reclassifications were also made to prior period segment disclosures to reflect a change in reportable segments including the reassignment of goodwill from a former reportable segment to our remaining reportable segments. See Note 6 and Note 14 to these consolidated financial statements for additional discussion.
Basis of consolidation
The consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Third Quarter 2015 Form 10-Q	7

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
Determining whether and when these criteria have been met can require significant judgment and estimates. We deem acceptance of a contract to be evidence of an arrangement. Delivery of our services occurs when the services have been performed. Delivery of our solutions occurs when the solution is shipped or transmitted, and title and risk of loss have transferred to the clients. Our typical arrangements do not include client acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. Payment terms greater than 90 days are considered to be beyond our customary payment terms. Collection is deemed probable if we expect that the client will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we defer revenue recognition until collection. Revenue is recognized net of actual and estimated sales returns and allowances.
We follow guidance provided in ASC 605-45, Principal Agent Considerations, which states that determining whether a company should recognize revenue based on the gross amount billed to a client or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in the evaluation.
Subscriptions
We make certain of our software solutions available for use in hosted application arrangements without licensing perpetual rights to the software (“hosted applications”). Revenue from hosted applications is recognized ratably beginning on the activation date over the term of the agreement, which generally ranges from one to three years. Any revenue related to upfront activation or set-up fees is deferred and recognized ratably over the estimated period that the client benefits from the related hosted application. Direct and incremental costs related to upfront activation or set-up activities for hosted applications are capitalized until the hosted application is deployed and in use, and then expensed ratably over the estimated period that the client benefits from the related hosted application.

8	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We provide hosting services to clients who have purchased perpetual rights to certain of our software solutions (“hosting services”). Revenue from hosting services, online training programs as well as subscription-based analytic services such as data enrichment and data management services, is recognized ratably beginning on the activation date over the term of the agreement, which generally ranges from one to three years. Any related set-up fees are recognized ratably over the estimated period that the client benefits from the related hosting service. The estimated period of benefit is evaluated on an annual basis using historical client retention information by solution or service.
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
We offer certain payment processing services with the assistance of third-party vendors. In general, when we are the principal in a transaction based on the predominant weighting of factors identified in ASC 605-45, we record the revenue and related costs on a gross basis. Otherwise, we net the cost of revenue associated with the service against the gross amount billed to the client and record the net amount as revenue.
Revenue from transaction processing services is recognized when the service is provided and the amounts are determinable. Revenue directly associated with processing donations for clients are included in subscriptions revenue.
Maintenance
We recognize revenue from maintenance services ratably over the term of the arrangement, generally three years at contract inception with one year annual renewals thereafter. Maintenance contracts are at rates that vary according to the level of the maintenance program associated with the software solution and are generally renewable annually. Maintenance contracts may also include the right to unspecified solution upgrades on an if-and-when available basis. Certain incremental support services are sold in prepaid units of time and recognized as revenue upon their usage.
Services
We generally bill consulting, installation and implementation services based on hourly rates plus reimbursable travel-related expenses. Revenue is recognized for these services over the period the services are delivered.
We recognize analytic services revenue from donor prospect research engagements, the sale of lists of potential donors, benchmarking studies and data modeling service engagements upon delivery. In arrangements where we provide clients the right to updates to the lists during the contract period, revenue is recognized ratably over the contract period.
We sell fixed-rate programs, which permit clients to attend unlimited training over a specified contract period, typically one year, subject to certain restrictions, and revenue in those cases is recognized ratably over the contract period. Additionally, we sell training at a fixed rate for each specific class at a per attendee price or at a packaged price for several attendees, and recognize the related revenue upon the client attending and completing training.

Third Quarter 2015 Form 10-Q	9

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

License fees
We sell perpetual software licenses with maintenance, varying levels of professional services and, in certain instances, with hosting services. We allocate revenue to each of the elements in these arrangements using the residual method under which we first allocate revenue to the undelivered elements, typically the non-software license components, based on VSOE of fair value of the various elements. We determine VSOE of fair value of the various elements using different methods. VSOE of fair value for maintenance services associated with software licenses is based upon renewal rates stated in the arrangements with clients, which demonstrate a consistent relationship of maintenance pricing as a percentage of the contractual license fee. VSOE of fair value of professional services and other solutions and services is based on the average selling price of these same solutions and services to other clients when sold on a stand-alone basis. Any remaining revenue is allocated to the delivered elements, which is normally the software license in the arrangement. In general, revenue is recognized for software licenses upon delivery to our clients.
When a software license is sold with software customization services, generally the services are to provide the client assistance in creating special reports and other enhancements that will improve operational efficiency and/or help to support business process improvements. These services are generally not essential to the functionality of the software and the related revenues are recognized either as the services are delivered or upon completion. However, when software customization services are considered essential to the functionality of the software, we recognize revenue for both the software license and the services using the percentage-of-completion method.
Deferred revenue
To the extent that our clients are billed for the above described solutions and services in advance of delivery, we record such amounts in deferred revenue. For example, our subscription and maintenance clients are generally billed one year in advance.
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

10	Third Quarter 2015 Form 10-Q

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
Recently issued accounting pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 requires for acquirers in business combinations to recognize adjustments to provisional amounts identified during measurement periods in the reporting periods in which adjusted amounts are determined. The update requires that acquirers record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, resulting from changes in provisional amounts, calculated as if the accounting had been completed at acquisition date. The update also requires separate income statement presentation or note disclosure of amounts recorded in current period earnings by line item that would have been recorded in previous reporting periods if the provisional amount adjustments had been recognized at the acquisition date (requirements to retrospectively account for those adjustments have been eliminated). The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after its effective date, with earlier application permitted for financial statements that have not been issued. We will adopt ASU 2015-16 on January 1, 2016 and apply this guidance where applicable in any future business combinations.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). The amendments in this update provide guidance to clients about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the client should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the client should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for the Company in fiscal year 2016. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We will adopt ASU 2015-05 on January 1, 2016 on a prospective basis and do not expect that the implementation of this standard will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. ASU 2015-03 will be effective for the Company in fiscal year 2016. Early adoption is permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We are currently considering early adoption of ASU 2015-03 and do not expect that the implementation of this standard will have a material impact on our consolidated balance sheets.

Third Quarter 2015 Form 10-Q	11

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016. An entity should apply ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. In July, 2015, the FASB decided to delay the effective date of the new standard for one year. The new standard now requires application no later than annual reporting periods beginning after December 15, 2017, including interim reporting periods therein; however, public entities are permitted to elect to early adopt the new standard as of the original effective date. We expect the adoption of ASU 2014-09 will impact our consolidated financial statements. We are currently evaluating implementation methods and the extent of the impact that implementation of this standard will have upon adoption.
3. Business combinations
2014 Acquisitions
MicroEdge
On October 1, 2014, we completed our acquisition of all of the outstanding equity, including all voting equity interests of MicroEdge Holdings, LLC (“MicroEdge”). MicroEdge is a provider of software solutions that enable the worldwide giving community to organize, simplify and measure their acts of charitable giving. The acquisition of MicroEdge expanded our offerings in the philanthropic giving sector with its comprehensive solutions for grant-making, corporate social responsibility and foundation management. We acquired MicroEdge for an aggregate purchase price of $159.8 million in cash. As a result of the acquisition, MicroEdge has become a wholly-owned subsidiary of ours. The operating results of MicroEdge have been included in our consolidated financial statements from the date of acquisition within the Enterprise Customer Business Unit. For the three and nine months ended September 30, 2015, MicroEdge's total revenue was $8.3 million and $22.2 million, respectively. Because we have integrated a substantial amount of MicroEdge's operations into ours, it is impracticable to determine the operating costs attributable solely to the acquired business. We financed the acquisition of MicroEdge through cash on hand and borrowings of $140.0 million under our existing credit facility.
The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

(in thousands)
Net working capital, excluding deferred revenue	$9,442
Property and equipment	1,371
Other long-term assets	992
Deferred revenue	(11,670)
Deferred tax liability	(4,509)
Intangible assets	90,200
Goodwill	73,960
Total purchase price	$159,786

12	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The estimated fair value of accounts receivable acquired approximates the contractual value of $6.3 million. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of MicroEdge, all of which was assigned to our Enterprise Customer Business Unit reporting segment. Approximately $37.4 million of the goodwill arising in the acquisition is deductible for income tax purposes. We finalized the purchase price allocation for MicroEdge, including the valuation of assets acquired and liabilities assumed, during the third quarter of 2015. No measurement period adjustments were made for this acquisition during the three months ended September 30, 2015. During the nine months ended September 30, 2015, we recorded a measurement period adjustment to the estimated fair value of the deferred tax liability following the receipt of new information. The adjustment resulted in a decrease in the deferred tax liability of $1.6 million, with the corresponding offset to goodwill. No historical financial information was retrospectively revised as the measurement period adjustment was not material.

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

	Three months ended September 30,	Nine months ended September 30,
(in thousands, except per share amounts)	2014	2014
Revenue	$151,681	$429,271
Net income	10,219	19,722
Basic earnings per share	$0.23	$0.44
Diluted earnings per share	$0.22	$0.43

Third Quarter 2015 Form 10-Q	13

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

WhippleHill
On June 16, 2014, we acquired all of the outstanding stock of WhippleHill Communications, Inc. (“WhippleHill”), a privately held company based in New Hampshire, for $35.0 million in cash. WhippleHill is a provider of cloud-based solutions designed exclusively to serve K-12 private schools. The acquisition of WhippleHill expanded our offerings in the K-12 technology sector. The operating results of WhippleHill have been included in our consolidated financial statements from the date of acquisition. Because we have integrated WhippleHill's operations into ours, including our historical K-12 solutions, it is impracticable to determine the revenue and operating costs attributable solely to the acquired business.
We recorded $22.2 million of finite-lived intangible assets, $9.3 million of goodwill (all of which is deductible for income tax purposes) and $3.5 million of net tangible assets acquired and liabilities assumed associated with the WhippleHill acquisition based on our determination of estimated fair values. Included in net tangible assets acquired and liabilities assumed was $4.6 million of acquired accounts receivable, for which fair value was estimated to approximate the contractual value. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of WhippleHill, all of which was assigned to our General Markets Business Unit reporting segment. We finalized the purchase price allocation for WhippleHill, including the valuation of assets acquired and liabilities assumed, during the second quarter of 2015.
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

14	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

4. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2015	2014	2015	2014
Numerator:
Net income	$7,911	$10,380	$19,238	$23,474
Denominator:
Weighted average common shares	45,616,832	45,196,277	45,576,029	45,160,434
Add effect of dilutive securities:
Stock-based compensation	979,882	687,293	827,167	543,723
Weighted average common shares assuming dilution	46,596,714	45,883,570	46,403,196	45,704,157
Earnings per share:
Basic	$0.17	$0.23	$0.42	$0.52
Diluted	$0.17	$0.23	$0.41	$0.51

The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Shares excluded from calculations of diluted earnings per share	9,765	—	18,658	347,178
5. Fair value measurements
Recurring fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of:

	Fair value measurement using
(in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of September 30, 2015
Financial liabilities:
Derivative instruments(1)	$—	$1,312	$—	$1,312
Total financial liabilities	$—	$1,312	$—	$1,312

Fair value as of December 31, 2014
Financial liabilities:
Derivative instruments(1)	$—	$268	$—	$268
Total financial liabilities	$—	$268	$—	$268

(1)
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

Third Quarter 2015 Form 10-Q	15

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We believe the carrying amounts of our cash and cash equivalents, donor restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and donations payable approximate their fair values at September 30, 2015 and December 31, 2014, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at September 30, 2015 and December 31, 2014, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.

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

There were no non-recurring fair value adjustments recorded to intangible assets and goodwill during the three months ended September 30, 2015. There were no non-recurring fair value adjustments to intangible assets and goodwill during the nine months ended September 30, 2015, except for certain fair value measurements to reassign goodwill from the change in reportable segments beginning in March 2015 (as disclosed in Note 6 to these consolidated financial statements) as well as for certain insignificant business combination accounting adjustments to the initial fair value estimates of the MicroEdge assets acquired and liabilities assumed at the acquisition date (as disclosed in Note 3 to these consolidated financial statements) from updated estimates and assumptions during the measurement period. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.
6. Goodwill and other intangible assets
The change in goodwill for each reportable segment (as defined in Note 14) during the nine months ended September 30, 2015, consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Other(1)	Total
Balance at December 31, 2014	$240,621	$99,806	$6,485	$2,096	$349,008
Additions related to business combinations(2)	—	—	115	—	115
Adjustments related to prior year business combinations(3)	(1,581)	—	—	—	(1,581)
Adjustments related to dispositions(4)	—	—	(1,153)	—	(1,153)
Effect of foreign currency translation(5)	—	—	(619)	—	(619)
Balance at September 30, 2015	$239,040	$99,806	$4,828	$2,096	$345,770

(1)	Other includes goodwill not assigned to one of our three reportable segments.

(2)	Represents goodwill related to an immaterial business combination completed during the three months ended September 30, 2015.

(3)	See Note 3 to these consolidated financial statements for details of the immaterial measurement period adjustment.

(4)	See Note 15 to these consolidated financial statements for a summary of the disposition.

(5)	Includes an insignificant reduction in goodwill related to the disposition discussed in (4) above.

16	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

As a result of the change in our reportable segments effective beginning in March 2015, $33.2 million of goodwill that had been attributed to the former Target Analytics segment as of December 31, 2014 was reassigned. Of that amount $17.3 million, $15.6 million and $0.3 million was reassigned to ECBU, GMBU and IBU, respectively, based on their relative fair values. The reassignment of goodwill is reflected in the goodwill balances as of September 30, 2015 and December 31, 2014. In connection with the change in reportable segments, goodwill allocated to the ECBU, GMBU and IBU reporting units was reviewed under the two-step quantitative goodwill impairment test in accordance with the authoritative guidance. Under the first step of the authoritative guidance for impairment testing, the fair value of the reporting units was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Based on the first step of the analysis, we determined the fair value of each reporting unit was significantly above its respective carrying amount. As such, we were not required to perform step two of the analysis for the purposes of determining the amount of any impairment loss and no impairment charge was recorded as a result of the interim period impairment test performed during the three months ended March 31, 2015.
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
The following table summarizes amortization expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Included in cost of revenue:
Cost of subscriptions	$5,761	$4,721	$17,300	$13,715
Cost of maintenance	1,000	114	3,160	344
Cost of services	698	768	2,007	2,100
Cost of license fees and other	86	107	283	318
Total included in cost of revenue	7,545	5,710	22,750	16,477
Included in operating expenses	524	624	1,536	1,629
Total amortization of intangibles from business combinations	$8,069	$6,334	$24,286	$18,106

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of September 30, 2015:

Year ending December 31,	Amortization
(in thousands)	expense
2015 - remaining	$8,069
2016	34,821
2017	32,272
2018	30,168
2019	27,114
Total	$132,444

Third Quarter 2015 Form 10-Q	17

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

7. Consolidated financial statement details
Prepaid expenses and other assets

(in thousands)	September 30, 2015	December 31, 2014
Deferred sales commissions	$26,801	$22,630
Software development costs, net	16,480	8,914
Prepaid software maintenance	12,427	9,480
Deferred professional services costs	4,186	5,753
Taxes, prepaid and receivable	1,195	8,991
Prepaid royalties	1,840	3,192
Other assets	11,928	8,116
Total prepaid expenses and other assets	74,857	67,076
Less: Long-term portion	35,300	26,684
Prepaid expenses and other current assets	$39,557	$40,392
Accrued expenses and other liabilities

(in thousands)	September 30, 2015	December 31, 2014
Accrued bonuses	$18,229	$19,480
Accrued commissions and salaries	5,091	8,712
Taxes payable	3,824	4,285
Deferred rent liabilities	4,001	4,200
Lease incentive obligations	3,637	4,099
Unrecognized tax benefit	2,856	3,791
Customer credit balances	2,843	2,573
Accrued health care costs	2,802	2,707
Other liabilities	9,318	9,791
Total accrued expenses and other liabilities	52,601	59,638
Less: Long-term portion	7,025	7,437
Accrued expenses and other current liabilities	$45,576	$52,201
Deferred revenue

(in thousands)	September 30, 2015	December 31, 2014
Subscriptions	$110,582	$98,225
Maintenance	91,297	92,823
Services	30,236	29,457
License fees and other	2,415	769
Total deferred revenue	234,530	221,274
Less: Long-term portion	7,369	8,991
Deferred revenue, current portion	$227,161	$212,283

18	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

8. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(in thousands, except percentages)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Credit facility:
Revolving credit loans	$75,000	$110,700	2.61%	1.56%
Term loans	168,437	171,719	2.44%	2.03%
Total debt	243,437	282,419	2.49%	1.85%
Less: Unamortized debt discount	1,769	1,848
Less: Debt, current portion	4,375	4,375	1.83%	1.39%
Debt, net of current portion	$237,293	$276,196	2.50%	1.85%
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
In connection with our entry into the 2014 Credit Facility, we paid $2.5 million in financing costs, of which $1.1 million were capitalized and, together with a portion of the unamortized deferred financing costs from the 2012 Credit Facility and prior facilities, are being amortized into interest expense over the term of the new facility using the effective interest method. As of September 30, 2015 and December 31, 2014, deferred financing costs totaling $1.5 million and $1.7 million, respectively, were included in other assets on the consolidated balance sheet.

Third Quarter 2015 Form 10-Q	19

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
We also pay a quarterly commitment fee on the unused portion of the 2014 Revolving Facility from 0.15% to 0.225% per annum, depending on our net leverage ratio. At September 30, 2015, the commitment fee was 0.225%.
The term loan under the 2014 Credit Facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2014 Credit Facility.
The 2014 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At September 30, 2015, we were in compliance with our debt covenants under the 2014 Credit Facility.
Financing for MicroEdge acquisition
The 2014 Credit Facility includes an option to request increases in the revolving commitments and/or request additional term loans in an aggregate principal amount of up to $200.0 million. On October 1, 2014, we exercised this option, and certain lenders agreed, to increase the revolving credit commitments by $100.0 million (the "October 2014 Additional Revolving Credit Commitments") such that for the period commencing October 1, 2014, the aggregate revolving credit commitments available were $250.0 million. The October 2014 Additional Revolving Credit Commitments have the same terms as the existing revolving credit commitments.
On October 1, 2014, we drew down $140.0 million in revolving credit commitments under the 2014 Credit Facility to finance the acquisition of MicroEdge.
2015 increase in revolving credit commitments
On July 17, 2015, we again exercised this option and certain lenders agreed to increase the revolving credit commitments by an additional $100.0 million (the "July 2015 Additional Revolving Credit Commitments") such that for the period commencing July 17, 2015, the aggregate revolving credit commitments available were $350.0 million. The July 2015 Additional Revolving Credit Commitments have the same terms as the existing revolving credit commitments.
As of September 30, 2015, the required annual maturities related to the 2014 Credit Facility were as follows:

Year ending December 31, (in thousands)	Annual maturities
2015 - remaining	$1,094
2016	4,375
2017	4,375
2018	4,375
2019	229,218
Thereafter	—
Total required maturities	$243,437

20	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

9. Derivative instruments
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
In October 2014, we entered into an additional interest rate swap agreement (the “October 2014 Swap Agreement”), which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the swap agreement. The initial notional value of the October 2014 Swap Agreement was $75.0 million with an effective date beginning in October 2014. In September 2015, the notional value of the October 2014 Swap Agreement decreased to $50.0 million for the remaining term through June 2016. We designated the October 2014 Swap Agreement as a cash flow hedge at the inception of the contract.
The fair values of our derivative instruments were as follows as of:

(in thousands)	Balance sheet location	September 30, 2015	December 31, 2014
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$78	$—
Interest rate swaps, long-term portion	Other liabilities	1,234	268
Total derivative instruments designated as hedging instruments		$1,312	$268
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
	September 30, 2015		Three months ended September 30,	Nine months ended September 30,
(in thousands)			2015	2015
Interest rate swaps	$(1,312)	Interest expense	$(373)	$(1,122)

	September 30, 2014		Three months ended September 30,	Nine months ended September 30,
			2014	2014
Interest rate swaps	$214	Interest expense	$(318)	$(848)
Interest rate swaps	—	Loss on debt extinguishment and termination of derivative instruments	—	(587)
Total	$214		$(318)	$(1,435)

Third Quarter 2015 Form 10-Q	21

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive loss as of September 30, 2015 that is expected to be reclassified into earnings within the next twelve months is $1.0 million. There were no ineffective portions of our interest rate swap derivatives during the three and nine months ended September 30, 2015 and 2014. See Note 13 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.
10. Commitments and contingencies
Leases
We lease our headquarters facility under a 15-year lease agreement which was entered into in October 2008, and has two five-year renewal options. The current annual base rent of the lease is $5.0 million, payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year.
We have a lease for office space in Austin, Texas which terminates on September 30, 2023, and has two five-year renewal options. Under the terms of the lease, we will increase our leased space by approximately 20,000 square feet on July 31, 2016. The current annual base rent of the lease is $2.3 million. The base rent escalates annually between 2% and 4% based on the terms of the agreement. The rent expense is recorded on a straight-line basis over the length of the lease term. At September 30, 2015, we had a standby letter of credit of $2.0 million for a security deposit for this lease.
We have provisions in our leases that entitle us to aggregate remaining leasehold improvement allowances of $5.1 million. These amounts are being recorded as a reduction to rent expense ratably over the terms of the leases. The reductions in rent expense related to these lease provisions during the three months ended September 30, 2015 and 2014 were insignificant. The reductions in rent expense related to these lease provisions during the nine months ended September 30, 2015 and 2014, were $0.6 million and $0.5 million, respectively. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.
We have also received, and expect to receive through 2016, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense upon receipt and were $0.6 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $1.8 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively.
Total rent expense was $2.5 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively, and $7.4 million and $6.9 million for the nine months ended September 30, 2015 and 2014, respectively.

22	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

As of September 30, 2015, the future minimum lease commitments related to lease agreements, net of related lease incentives, were as follows:

Year ending December 31,	Operating
(in thousands)	leases
2015 – remaining	$3,157
2016	13,015
2017	11,625
2018	11,464
2019	11,216
Thereafter	38,561
Total minimum lease payments	$89,038
Other commitments
As discussed in Note 8 to these consolidated financial statements, the term loans under the 2014 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019.
We utilize third-party technology in conjunction with our solutions and services, with contractual arrangements varying in length from one to five years. In certain cases, these arrangements require a minimum annual purchase commitment. As of September 30, 2015, the remaining aggregate minimum purchase commitment under these arrangements was approximately $6.7 million through 2018.
Product and service indemnifications
In the ordinary course of business, we provide certain indemnifications of varying scope to clients against claims of intellectual property infringement made by third parties arising from the use of our products or services. If we determine that it is probable that a loss has been incurred related to product or service indemnifications, any such loss that could be reasonably estimated would be recognized. We have not identified any losses and, accordingly, we have not recorded a liability related to these indemnifications.
Legal contingencies
We are subject to legal proceedings and claims that arise in the ordinary course of business. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2015, in our opinion, there was not at least a reasonable possibility that these actions arising in the ordinary course of business will have a material adverse effect upon our consolidated financial position, results of operations or cash flows and, therefore, no material loss contingencies were recorded.
11. Income taxes
Our effective income tax rates including the effects of period-specific events, were:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Effective tax rate	35.9%	15.4%	35.2%	30.5%
The increase in our effective income tax rate during the three months ended September 30, 2015, when compared to the same period in 2014, was primarily due to discrete tax benefits included in the 2014 period of $1.6 million from statute of limitations expirations and $1.0 million from a reduction in the state income tax effective rate in the U.S., and that impact was partially offset by an increase in the domestic production activities deduction.

Third Quarter 2015 Form 10-Q	23

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

In addition to the tax matters described above, the increase in our effective income tax rate during the nine months ended September 30, 2015, when compared to the same period in 2014, reflects a loss from the sale of our Netherlands entity for which we have determined that a related valuation allowance is appropriate and therefore did not recognize any tax benefit. This increase in our effective income tax rate was partially offset by a discrete tax benefit from the settlement of an audit and an increase in the domestic production activities deduction.
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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.1 million and $2.8 million at September 30, 2015 and December 31, 2014, respectively. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
12. Stock-based compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Included in cost of revenue:
Cost of subscriptions	$213	$192	$681	$556
Cost of maintenance	107	161	353	502
Cost of services	449	529	1,685	1,653
Total included in cost of revenue	769	882	2,719	2,711
Included in operating expenses:
Sales and marketing	768	562	2,273	1,621
Research and development	1,145	762	3,309	2,186
General and administrative	3,804	2,242	9,598	5,974
Total included in operating expenses	5,717	3,566	15,180	9,781
Total stock-based compensation expense	$6,486	$4,448	$17,899	$12,492

24	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

13. Stockholders' equity
Dividends
In February 2015, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the nine months ended September 30, 2015.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2015	$0.12	February 27	March 13
April 2015	$0.12	May 28	June 15
July 2015	$0.12	August 28	September 15
In October 2015, our Board of Directors declared a fourth quarter dividend of $0.12 per share payable on December 15, 2015 to stockholders of record on November 25, 2015.
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Accumulated other comprehensive loss, beginning of period	$(1,926)	$(1,297)	$(1,032)	$(1,385)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive loss balance, beginning of period	$(536)	$(337)	$(164)	$(255)
Other comprehensive (loss) income before reclassifications, net of tax effects of $309, $(175), $831 and $313	(491)	273	(1,322)	(482)
Amounts reclassified from accumulated other comprehensive loss to interest expense	373	318	1,122	848
Amounts reclassified from accumulated other comprehensive loss to loss on debt extinguishment and termination of derivative instruments	—	—	—	587
Tax benefit included in provision for income taxes	(144)	(123)	(434)	(567)
Total amounts reclassified from accumulated other comprehensive loss	229	195	688	868
Net current-period other comprehensive (loss) income	(262)	468	(634)	386
Accumulated other comprehensive (loss) income balance, end of period	$(798)	$131	$(798)	$131
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(1,390)	$(960)	$(868)	$(1,130)
Translation adjustments	168	(232)	(354)	(62)
Accumulated other comprehensive loss balance, end of period	(1,222)	(1,192)	(1,222)	(1,192)
Accumulated other comprehensive loss, end of period	$(2,020)	$(1,061)	$(2,020)	$(1,061)

Third Quarter 2015 Form 10-Q	25

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

14. Segment information
In March 2015, we implemented a new internal reporting structure in which Target Analytics is no longer being viewed as a stand-alone business unit, but rather as a suite of solutions being sold by the Enterprise Customer Business Unit (the “ECBU”), the General Markets Business Unit (the “GMBU”), and the International Business Unit (the “IBU”). As a result of the change in our internal reporting structure, which became effective in March 2015, the operating results of Target Analytics are no longer regularly reviewed by our chief operating decision maker ("CODM") to make decisions about resources to be allocated nor to assess performance, and, therefore, Target Analytics no longer meets the definition of an operating segment. In addition, Target Analytics did not meet any of the quantitative thresholds set forth in ASC 280, Segment Reporting, during the three and nine months ended September 30, 2014 and had been previously disclosed for informational purposes. The change in reportable segments had no effect on our consolidated financial position, results of operations or cash flows for the periods presented.
As of September 30, 2015, our reportable segments were the ECBU, the GMBU, and the IBU. Following is a description of each reportable segment:

•	The ECBU is focused on marketing, sales, delivery and support to all large and/or strategic prospects and clients in North America;

•	The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and clients in North America; and

•	The IBU is focused on marketing, sales, delivery and support to all prospects and clients outside of North America.
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

26	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We have recast our segment disclosures for the three and nine months ended September 30, 2014 in order to present them on a consistent basis with our change in reportable segments in the current year. Summarized reportable segment financial results, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue by segment:
ECBU	$69,326	$60,556	$205,625	$176,524
GMBU	78,244	70,965	224,311	199,124
IBU	11,181	13,117	31,995	35,937
Other(1)	60	(40)	132	23
Total revenue	$158,811	$144,598	$462,063	$411,608
Segment operating income(2):
ECBU	$33,568	$31,560	$99,522	$89,892
GMBU	40,718	36,317	114,719	104,842
IBU	2,431	1,553	5,823	3,334
Other(1)	(219)	283	(276)	1,070
	76,498	69,713	219,788	199,138
Less:
Corporate unallocated costs(3)	(47,975)	(45,429)	(141,162)	(129,765)
Stock based compensation costs	(6,486)	(4,448)	(17,899)	(12,492)
Amortization expense	(8,069)	(6,334)	(24,286)	(18,106)
Interest expense, net	(1,808)	(1,255)	(5,352)	(4,013)
Loss on sale of business	—	—	(1,976)	—
Loss on debt extinguishment and termination of derivative instruments	—	—	—	(996)
Other income, net	184	29	584	18
Income before provision for income taxes	$12,344	$12,276	$29,697	$33,784

(1)	Other includes revenue and the related costs from the sale of solutions and services not directly attributable to a reportable segment.

(2)	Segment operating income includes direct, controllable costs related to the sale of solutions and services by the reportable segment.

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

Third Quarter 2015 Form 10-Q	27

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

15. Disposition of business
On May 18, 2015, we completed the sale of RLC Customer Technology B.V. ("RLC"), a formerly wholly-owned entity based in the Netherlands, to a private software company by selling all of the issued and outstanding stock of RLC in exchange for $0.4 million in gross cash proceeds. We incurred an insignificant amount of legal costs associated with the disposition of this business. As part of the disposition, we derecognized $1.4 million of goodwill related to RLC. As a result of this disposition, we also recognized an insignificant foreign currency translation gain in our consolidated statement of comprehensive income, which was recorded in stockholders’ equity immediately preceding the disposition. In addition, due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on a portion of the recorded loss on sale of the business. Overall, this transaction, including costs associated with the disposition and the recognition of an insignificant foreign currency translation gain, resulted in a $2.0 million loss, which was recorded in loss on sale of business in our consolidated statements of comprehensive income for the nine months ended September 30, 2015. The disposition of RLC did not qualify for reporting as a discontinued operation since the transaction did not represent a strategic shift in our operations.
The following table presents the carrying amounts of RLC's assets and liabilities immediately preceding the disposition on May 18, 2015, which are excluded from our consolidated balance sheet as of September 30, 2015.

(in thousands)
Cash and cash equivalents	$952
Accounts receivable, net of allowance	132
Prepaid expenses and other assets	38
Property and equipment, net	31
Deferred tax asset	6
Goodwill	1,374
Intangible assets, net	289
Total assets held-for-sale	$2,822

Trade accounts payable	$82
Accrued expenses and other liabilities	181
Deferred revenue	490
Deferred tax liability	90
Total liabilities held-for-sale	$843

28	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

16. Subsequent events
Smart Tuition acquisition
On October 2, 2015, we completed our acquisition from Smart Tuition Holdings, LLC of all of the outstanding equity, including all voting equity interests, of Smart, LLC (“Smart Tuition”), pursuant to the unit purchase agreement dated August 10, 2015. Smart Tuition is a leading provider of payment software and services for private schools and parents. The acquisition of Smart Tuition further expanded our offerings in the K-12 technology sector. We acquired Smart Tuition for an aggregate purchase price of $187.8 million in cash, net of closing adjustments. As a result of the acquisition, Smart Tuition has become a wholly-owned subsidiary of ours. We will include the operating results of Smart Tuition as well as any goodwill arising from the acquisition in our consolidated financial statements within GMBU from the date of acquisition. During the three and nine months ended September 30, 2015, we incurred acquisition-related expenses associated with the acquisition of Smart Tuition of $0.6 million and $0.8 million, respectively, which were recorded in general and administrative expense. Due to the timing of the transaction, the initial accounting for this acquisition, including the measurement of assets acquired, liabilities assumed and goodwill, is not complete and is pending detailed analyses of the facts and circumstances that existed as of the October 2, 2015 acquisition date.
On October 2, 2015, we drew down a $186.0 million revolving credit loan under the 2014 Credit Facility to finance the acquisition of Smart Tuition. Following the draw down, approximately $261.0 million was outstanding under the revolving credit loans with approximately $85.0 million of capacity unutilized when including issued letters of credit. Following the closing of the Smart Tuition transaction on October 2, 2015, the principal amount outstanding on the term loan was approximately $168.0 million, resulting in a total amount outstanding on the revolving credit loans and term loan of approximately $429.0 million after the acquisition.
Entry into interest rate swap agreement
In October 2015, we entered into an additional interest rate swap agreement (the "October 2015 Swap Agreement"), which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the swap agreement. The notional value of the October 2015 Swap Agreement was $75.0 million with an effective date beginning in October 2015 through February 2018. We designated the October 2015 Swap Agreement as a cash flow hedge at the inception of the contract.

Third Quarter 2015 Form 10-Q	29

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
Executive summary
We are a leading provider of software and services for the worldwide philanthropic community. We offer a full spectrum of cloud-based and on-premise solutions, as well as a resource network that empowers and connects organizations of all sizes. Our portfolio of software and services support nonprofit fundraising and relationship management, eMarketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility, and education. We continue to make investments in our solution portfolio and go-to-market organization to ensure we are well positioned to benefit from shifts in the market, including demand for our cloud-based subscription offerings, which we expect will drive higher long-term revenue growth. As of September 30, 2015, we had more than 30,000 active clients including nonprofits, K-12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations.
We derive revenue from charging subscription fees for the use of our cloud-based solutions, selling perpetual licenses and providing a broad offering of services, including consulting, training, installation and implementation services, as well as ongoing client support and maintenance. Furthermore, we derive revenue from providing hosting services, providing transaction and payment processing services and from providing analytic services including performing donor prospect research engagements, benchmarking studies, data modeling services and selling lists of potential donors. We have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing solution portfolio and the sale of these services to new and existing clients.
During the third quarter of 2015, we continued to execute on the following five growth strategies targeted to drive an extended period of quality enhancement, solution and service innovation, and increasing operating efficiency and financial performance:

1.	Accelerate organic revenue growth;

2.	Accelerate our solution portfolio's move to the cloud;

3.	Expand our total addressable market;

4.	Optimize our back-office infrastructure; and

5.	Implement a margin improvement plan.
We plan to continue focusing on cloud-based subscription offerings and on expanding our payment processing and analytics services as we execute on our key growth initiatives and strengthen our market leadership position, while achieving our targeted level of profitability. We also plan to continue to invest in our solutions, sales and marketing organizations and our back-office processes as well as the infrastructure that supports our cloud-based subscription offerings and certain solution development initiatives to achieve optimal scalability of our operations as we execute on our key growth initiatives.
We completed our acquisitions of WhippleHill and MicroEdge in June 2014 and October 2014, respectively. We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing the three and nine months ended September 30, 2015 and 2014. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of acquired companies.

30	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

In May 2015, we completed the sale of RLC as discussed in Note 15 of our consolidated financial statements in this report. The sale resulted in a loss of $2.0 million, which negatively impacted net income for the nine months ended September 30, 2015. We continue to sell and support many of our offerings to clients in the Netherlands either directly through our other foreign subsidiaries or through the use of partnerships, which we view as a better approach for serving that market.

Total revenue
	Three months ended September 30,					Nine months ended September 30,
(in millions, except percentages)	2015		2014	$ Change	% Change	2015		2014	$ Change	% Change
Total revenue(1)	$158.8	(1)	$144.6	$14.2	9.8%	$462.1	(1)	$411.6	$50.5	12.3%

(1)
Included in total revenue for the three and nine months ended September 30, 2015 was $8.3 million and $22.2 million, respectively, attributable to the inclusion of MicroEdge. WhippleHill also positively impacted revenue for the nine months ended September 30, 2015 when compared to the same period in 2014.

Excluding the impact of acquisitions, our revenue growth during the three and nine months ended September 30, 2015 was primarily driven by growth in subscriptions revenue as our business model continues to shift towards providing predominantly cloud-based subscription solutions. Subscriptions revenue also grew as a result of increases in the number of clients and the volume of transactions for which we process payments. Excluding the impact of MicroEdge, maintenance revenue, as well as license fees and other revenue declined for the three and nine months ended September 30, 2015 from the continued migration of our business model toward subscription-based solutions, including our Raiser's Edge NXT and Financial Edge NXT solutions. In the near-term, the transition to subscription-based solutions negatively impacts total revenue growth, as time-based license revenue from subscription arrangements is deferred and recognized ratably over the subscription period, whereas on-premise license revenue from arrangements that include perpetual licenses is recognized up-front. In addition, the fluctuation in foreign currency exchange rates, primarily those between the U.S. dollar and Canadian dollar, negatively impacted our total revenue during the three and nine months ended September 30, 2015. Further explanation of this impact is included below under the caption "Foreign currency exchange rates".

Income from operations
	Three months ended September 30,				Nine months ended September 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Income from operations	$14.0	$13.5	$0.5	3.7%	$36.4	$38.8	$(2.4)	(6.2)%
The modest increase in income from operations during the three months ended September 30, 2015 was primarily driven by growth in subscriptions revenue discussed above. The decrease in income from operations during the nine months ended September 30, 2015 were primarily attributable to increases in amortization of intangible assets from business combinations of $1.8 million and $6.2 million, respectively, and increases in stock-based compensation of $2.1 million and $5.4 million, respectively. For the nine months ended September 30, 2015, we also recorded charges for employee severance of $2.2 million related to the elimination of certain roles within the company. These unfavorable impacts on income from operations were partially offset by the increases in subscriptions revenue, as well as the non-recurrence in the three and nine months ended September 30, 2015 of certain incremental investments we made during the three and nine months ended September 30, 2014, that were targeted to drive the success of our five growth strategies. While we continue to invest in these strategies, the amount of investments has decreased in the three and nine months ended September 30, 2015, when compared to the same periods in 2014.
At September 30, 2015, our cash and cash equivalents were $17.6 million and outstanding borrowings under the 2014 Credit Facility were $243.4 million. During the nine months ended September 30, 2015, we generated $85.3 million in cash flow from operations, reduced outstanding borrowings by $39.0 million, returned $16.9 million to stockholders by way of dividends and had cash outlays of $25.4 million for purchases of property and equipment and capitalized software development costs.

Third Quarter 2015 Form 10-Q	31

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Recent Developments
Smart Tuition acquisition
As previously disclosed, on October 2, 2015, we completed our acquisition from Smart Tuition, pursuant to the unit purchase agreement dated August 10, 2015. Smart Tuition is a leading provider of payment software and services for private schools and parents. The acquisition of Smart Tuition further expanded our offerings in the K-12 technology sector. We acquired Smart Tuition for $187.8 million in cash, net of closing adjustments. As a result of the acquisition, Smart Tuition has become a wholly-owned subsidiary of ours. We will include the operating results of Smart Tuition in our consolidated financial statements within GMBU from the date of acquisition. During the three and nine months ended September 30, 2015, we incurred acquisition-related expenses associated with the acquisition of Smart Tuition of $0.6 million and $0.8 million, respectively, which were recorded in general and administrative expense. Due to the timing of the transaction, the initial accounting for this acquisition, including the measurement of assets acquired, liabilities assumed and goodwill, is not complete and is pending detailed analyses of the facts and circumstances that existed as of the October 2, 2015 acquisition date.
On October 2, 2015, we drew down a $186.0 million revolving credit loan under the 2014 Credit Facility to finance the acquisition of Smart Tuition. Following the draw down, approximately $261.0 million was outstanding under the revolving credit loans with approximately $85.0 million of capacity unutilized when including issued letters of credit. Following the closing of the Smart Tuition transaction on October 2, 2015, the principal amount outstanding on the term loan was approximately $168.0 million, resulting in a total amount outstanding on the revolving credit loans and term loan of approximately $429.0 million after the acquisition.
Entry into interest rate swap agreement
In October 2015, we entered into the October 2015 Swap Agreement, which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the swap agreement. The notional value of the October 2015 Swap Agreement was $75.0 million with an effective date beginning in October 2015 through February 2018. We designated the October 2015 Swap Agreement as a cash flow hedge at the inception of the contract.
Comparison of the three and nine months ended September 30, 2015 and 2014
Results of operations
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing the three and nine months ended September 30, 2015 and 2014. We have noted in the discussion below, to the extent meaningful and quantifiable, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of acquired companies.
We acquired WhippleHill on June 16, 2014. Because we have integrated WhippleHill's solutions and operations into ours, including our historical K-12 solutions, it is impracticable to determine the revenue and operating costs attributable solely to the acquired business. We acquired MicroEdge on October 1, 2014. For the three and nine months ended September 30, 2015, MicroEdge's total revenue was $8.3 million and $22.2 million, respectively. Because we have integrated a substantial portion of MicroEdge's operations into ours, it is impracticable to determine the operating costs attributable solely to the acquired business. See Note 3 to our consolidated financial statements in this report for a summary of these acquisitions.

32	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Revenue by segment
	Three months ended September 30,					Nine months ended September 30,
(in millions, except percentages)	2015		2014	$ Change	% Change	2015		2014	$ Change	% Change
ECBU	$69.3	(1)	$60.6	$8.7	14.4%	$205.6	(1)	$176.5	$29.1	16.5%
GMBU	78.2		71.0	7.2	10.1%	224.3	(2)	199.1	25.2	12.7%
IBU	11.2		13.1	(1.9)	(14.5)%	32.0		35.9	(3.9)	(10.9)%
Other	0.1		—	0.1	100.0%	0.1		—	0.1	100.0%
Total revenue(3)	$158.8		$144.6	$14.2	9.8%	$462.1		$411.6	$50.5	12.3%

(1)	Included in ECBU revenue and total revenue for the three and nine months ended September 30, 2015 was $8.3 million and $22.2 million, respectively, attributable to the inclusion of MicroEdge.

(2)	WhippleHill positively impacted GMBU revenue and total revenue for the nine months ended September 30, 2015 when compared to the same period in 2014.

(3)	The individual amounts for each year may not sum to total revenue due to rounding.

ECBU
	Three months ended September 30,					Nine months ended September 30,
(in millions, except percentages)	2015		2014	$ Change	% Change	2015		2014	$ Change	% Change
ECBU revenue	$69.3	(1)	$60.6	$8.7	14.4%	$205.6	(1)	$176.5	$29.1	16.5%
% of total revenue	43.6%		41.9%			44.5%		42.9%

(1)	Included in ECBU revenue for the three and nine months ended September 30, 2015 was $8.3 million and $22.2 million, respectively, attributable to the inclusion of MicroEdge.

When removing the impact attributable to MicroEdge as discussed above, ECBU revenue remained relatively unchanged during the three months ended September 30, 2015, when compared to the same period in 2014. Growth in subscriptions revenue was primarily offset by a decrease in consulting services revenue. The subscriptions revenue growth was driven primarily by an increase in the number of clients and the volume of transactions for which we process payments, as well as an increase in demand for our hosting services associated with our Blackbaud CRM solution. We expect that the continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services and little to no customization services when compared our traditional on-premise perpetual license arrangements, will negatively impact consulting services revenue growth over time. In addition, implementation services associated with our larger perpetual license transactions, such as those for Blackbaud CRM, can be of substantial value and take an extended period of time which can result in period-to-period variations in revenue. Similarly, the timing of when on-premise perpetual license arrangements are entered into can result in period-to-period variations in revenue since license fee revenue associated with these arrangements is generally recognized up front.

When removing the impact attributable to MicroEdge as discussed above, the increase in ECBU revenue during the nine months ended September 30, 2015, when compared to the same period in 2014, was primarily attributable to growth in subscriptions revenue, partially offset by decreases in consulting services revenue and revenue from license fees. The growth in subscriptions resulted primarily from an increase in the number of clients and the volume of transactions for which we process payments, as well as increases in demand for our hosting services associated with our Blackbaud CRM solution and our cloud-based solution Luminate CRM. Also contributing to the overall growth in ECBU revenue was an increase in maintenance revenue related to new Blackbaud CRM clients. As discussed above, consulting services revenue decreased as a result of the continuing shift in our go-to-market strategy towards cloud-based solutions, which in general, require less implementation services. The decrease in license fees revenue was primarily related to the timing of our larger Blackbaud CRM sales.

Third Quarter 2015 Form 10-Q	33

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

GMBU
	Three months ended September 30,				Nine months ended September 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015		2014	$ Change	% Change
GMBU revenue	$78.2	$71.0	$7.2	10.1%	$224.3	(1)	$199.1	$25.2	12.7%
% of total revenue	49.2%	49.1%			48.5%		48.4%

(1)	WhippleHill positively impacted GMBU revenue for the nine months ended September 30, 2015 when compared to the same period in 2014.

The increases in GMBU revenue during the three and nine months ended September 30, 2015, when compared to the same periods in 2014, were primarily attributable to growth in subscriptions revenue, partially offset by declines in license fee and other revenue and maintenance revenue. The growth in subscriptions revenue was primarily due to increases in demand across our portfolio of cloud-based solutions. GMBU subscriptions revenue also benefited from increases in the number of clients and the volume of transactions for which we process payments. The contribution of revenue from WhippleHill added to GMBU's subscription revenue growth during the nine months ended September 30, 2015. Also contributing to overall growth in GMBU revenue during the three and nine months ended September 30, 2015 were modest increases in consulting services revenue related to our Raiser's Edge NXT and Luminate Online solutions, as well as training services revenue. The growth in subscriptions and services revenue were partially offset by decreases in license fee and other revenue and maintenance revenue during the three and nine months ended September 30, 2015 from the continued migration of our business to subscription-based solutions.

IBU
	Three months ended September 30,				Nine months ended September 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
IBU revenue	$11.2	$13.1	$(1.9)	(14.5)%	$32.0	$35.9	$(3.9)	(10.9)%
% of total revenue	7.1%	9.1%			6.9%	8.7%

The decreases in IBU revenue during the three and nine months ended September 30, 2015, when compared to the same periods in 2014, were primarily related to reductions in perpetual license sales of our Raiser's Edge solution, which also caused IBU consulting services revenue and maintenance revenue to decrease. In the near term, we expect a continued reduction in IBU revenue related to Raiser's Edge license fees, consulting services and maintenance as our clients transition to our Raiser's Edge NXT solution. Also contributing to the decrease in IBU revenue during the three and nine months ended September 30, 2015 was the sale of RLC in May 2015.

34	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Operating results

Subscriptions
	Three months ended September 30,					Nine months ended September 30,
(in millions, except percentages)	2015		2014	$ Change	% Change	2015		2014	$ Change	% Change
Subscriptions revenue	80.9	(1)	67.0	13.9	20.7%	233.4	(1)	190.3	43.1	22.6%
Cost of subscriptions	39.5		33.3	6.2	18.6%	115.1		95.1	20.0	21.0%
Subscriptions gross profit	$41.4		$33.7	$7.7	22.8%	$118.3		$95.2	$23.1	24.3%
Subscriptions gross margin	51.2%		50.3%			50.7%		50.0%

(1)
Included in subscriptions revenue for the three and nine months ended September 30, 2015 was $4.8 million and $12.8 million, respectively, attributable to the inclusion of MicroEdge. WhippleHill also positively impacted subscriptions revenue for the nine months ended September 30, 2015 when compared to the same period in 2014.

Subscriptions revenue is comprised of revenue from charging for the use of our subscription-based software solutions, which includes providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, revenue from payment processing services as well as variable transaction revenue associated with the use of our solutions. We continue to experience growth in sales of our hosted applications and hosting services as we meet the demand of our clients that increasingly prefer cloud-based subscription offerings. In addition, we have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing solution portfolio and the sale of these services to new and existing clients.

Excluding the incremental subscriptions revenue from MicroEdge as discussed above, the increases in subscriptions revenue during the three and nine months ended September 30, 2015, when compared to the same periods in 2014, were primarily due to strong demand across our solution portfolio including our cloud-based solutions, as well as from providing hosting services to clients who have purchased perpetual rights to certain of our software solutions. Subscriptions revenue also grew as a result of increases in the number of clients and the volume of transactions for which we process payments, as well as increases in the volume of subscription-based analytic services provided. Also contributing to the increases in subscriptions revenue was the inclusion of WhippleHill during the nine months ended September 30, 2015.
Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations, transaction-based costs related to payments services including remittances of amounts due to third-parties and other costs incurred in providing support and services to our clients.
The increases in cost of subscriptions during the three and nine months ended September 30, 2015, when compared to the same periods in 2014, were relatively consistent with the increases in revenue during those periods. The increases in cost of subscriptions were primarily due to increases in transaction-based costs related to our payments services of $1.4 million and $6.0 million, respectively, increases in human resource costs of $0.8 million and $3.9 million, respectively, increases in amortization of intangible assets from business combinations of $1.0 million and $3.6 million, respectively, and increases in the cost of third-party technology embedded in certain of our subscription solutions of $1.2 million and $2.5 million, respectively. The increases in human resource costs were primarily due to an increase in subscription client support headcount directly related to our growing base of subscription clients. The inclusion of MicroEdge also contributed to the increases in human resource costs during the three and nine months ended September 30, 2015 while the inclusion of WhippleHill contributed to the increase during the nine months ended September 30, 2015.
The increases in subscriptions gross margins for the three and nine months ended September 30, 2015, when compared to the same periods in 2014, were primarily the result of gains in efficiency and scalability from the incremental investments made during 2014.

Third Quarter 2015 Form 10-Q	35

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Maintenance
	Three months ended September 30,					Nine months ended September 30,
(in millions, except percentages)	2015		2014	$ Change	% Change	2015		2014	$ Change	% Change
Maintenance revenue	$38.2	(1)	$36.8	$1.4	3.8%	$115.7	(1)	$109.0	$6.7	6.1%
Cost of maintenance	6.7		6.1	0.6	9.8%	21.2		17.5	3.7	21.1%
Maintenance gross profit	$31.5		$30.7	$0.8	2.6%	$94.5		$91.5	$3.0	3.3%
Maintenance gross margin	82.5%		83.4%			81.7%		83.9%

(1)	Included in maintenance revenue for the three and nine months ended September 30, 2015 was $2.9 million and $7.8 million, respectively, attributable to the inclusion of MicroEdge.
Maintenance revenue is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide clients with updates, enhancements and certain upgrades to our software solutions and online, telephone and email support. Maintenance contracts are typically for a term of three years at contract inception with one year annual renewals thereafter, and maintenance renewal rates in the period reported did not vary materially compared to prior periods. Over time, we anticipate a decrease in maintenance contract renewals as we transition our solution portfolio and maintenance clients to a cloud-based subscription delivery model and away from a perpetual license-based model.
Excluding the incremental maintenance revenue from MicroEdge as discussed above, maintenance decreased by $1.5 million during the three months ended September 30, 2015, when compared to the same period in 2014. The decrease was primarily comprised of (i) $3.6 million of reductions in maintenance from contracts that were not renewed and reductions in contracts with existing clients; partially offset by (ii) $1.3 million of incremental maintenance from new clients associated with new license contracts and increases in contracts with existing clients; and (iii) $0.7 million of incremental maintenance from contractual inflationary rate adjustments. The decrease in maintenance revenue, excluding amounts attributable to MicroEdge, during the three months ended September 30, 2015, when compared to the same period in 2014, was primarily related to a reduction in maintenance contracts associated with on-premise Raiser's Edge as clients migrated to our Raiser's Edge NXT cloud-based solution. As discussed above, this is a trend we expect to continue as we transition our solution portfolio to a cloud-based subscription delivery model.
Excluding the incremental maintenance revenue from MicroEdge as discussed above, maintenance revenue decreased by $1.1 million during the nine months ended September 30, 2015, when compared to the same period in 2014. The decrease was primarily comprised of (i) $7.7 million of reductions in maintenance from contracts that were not renewed and reductions in contracts with existing clients; partially offset by (ii) $4.4 million of incremental maintenance from new clients associated with new license contracts and increases in contracts with existing clients; and (iii) $2.2 million of incremental maintenance from contractual inflationary rate adjustments. The decrease in maintenance revenue during the nine months ended September 30, 2015, when compared to the same period in 2014, was primarily related to a reduction in maintenance contracts associated with on-premise Raiser's Edge as clients migrated to our Raiser's Edge NXT cloud-based solution, partially offset by an increase in maintenance contracts associated with Blackbaud CRM.
Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations and other costs incurred in providing support and services to our clients.
Cost of maintenance increased during the three and nine months ended September 30, 2015, when compared to the same periods in 2014, primarily as a result of increases in amortization of intangible assets from business combinations of $0.9 million and $2.8 million, respectively. Also contributing to the increase in cost of subscriptions for the nine months ended September 30, 2015, when compared to the same period in 2014, was an increase in human resource costs primarily due to the inclusion of MicroEdge.
Maintenance gross margins decreased during the three and nine months ended September 30, 2015 when compared to the same periods in 2014, primarily due to the transition of our solution portfolio to a cloud-based subscription delivery model, as well as incremental amortization of intangible assets from business combinations attributable to MicroEdge.

36	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Services
	Three months ended September 30,					Nine months ended September 30,
(in millions, except percentages)	2015		2014	$ Change	% Change	2015		2014	$ Change	% Change
Services revenue	$35.9	(1)	$35.8	$0.1	0.3%	$100.9	(2)	$95.8	$5.1	5.3%
Cost of services	26.2		27.1	(0.9)	(3.3)%	79.1		78.9	0.2	0.3%
Services gross profit	$9.7		$8.7	$1.0	11.5%	$21.8		$16.9	$4.9	29.0%
Services gross margin	27.0%		24.3%			21.6%		17.6%

(1)	The impact on services revenue for the three months ended September 30, 2015 as a result of the inclusion of MicroEdge was not significant.

(2)	Included in services revenue for the nine months ended September 30, 2015 was $1.2 million attributable to the inclusion of MicroEdge.
We derive services revenue from consulting, implementation, education, analytic and installation services. Consulting, implementation and installation services involve converting data from a client’s existing system, system configuration, process re-engineering and assistance in file set up. Education services involve client training activities. Analytic services are comprised of donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services. These analytic services involve the assessment of current and prospective donor information of the client and are performed using our proprietary analytical tools. The end product is intended to enable organizations to more effectively target their fundraising activities.
Services revenue was relatively unchanged during the three months ended September 30, 2015, when compared to the same period in 2014. We expect that the continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services and little to no customization services when compared our traditional on-premise perpetual license arrangements, will negatively impact consulting services revenue growth over time. In addition, implementation services associated with our larger perpetual license transactions, such as those for Blackbaud CRM, can be of substantial value and take an extended period of time which can result in period-to-period variations in services revenue.
Excluding the incremental services revenue from MicroEdge as discussed above, the increase in services revenue during the nine months ended September 30, 2015, when compared to the same period in 2014, was primarily a result of an increase in consulting services revenue related to our Blackbaud CRM solution. Also contributing to the growth in services revenue during the nine months ended September 30, 2015, when compared to the same period in 2014, was an increase in training services deliveries.
Cost of services is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, classroom rentals, costs incurred in providing client training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations.
The decrease in cost of services during the three months ended September 30, 2015, when compared to the same period in 2014, was primarily due to a decrease in human resource costs related to a reduction in consulting services headcount.
Cost of services was relatively unchanged during the nine months ended September 30, 2015, when compared to the same period in 2014.
Services gross margins increased during the three and nine months ended September 30, 2015, when compared to the same periods in 2014, primarily due to improvements in the utilization of consulting services personnel and decreases in human resource costs.

Third Quarter 2015 Form 10-Q	37

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

License fees and other
	Three months ended September 30,				Nine months ended September 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
License fees and other revenue	$3.8	$4.9	$(1.1)	(22.4)%	$12.0	$16.5	$(4.5)	(27.3)%
Cost of license fees and other	1.7	1.6	0.1	6.3%	4.1	4.6	(0.5)	(10.9)%
License fees and other gross profit	$2.1	$3.3	$(1.2)	(36.4)%	$7.9	$11.9	$(4.0)	(33.6)%
License fees and other gross margin	55.3%	67.3%			65.8%	72.1%

License fees and other revenue includes revenue from the sale of our software solutions under perpetual license arrangements, the sale of business forms that are used in conjunction with our software solutions, reimbursement of travel-related expenses primarily incurred during the performance of services at client locations, fees from user conferences and third-party software referral fees.

Revenue from license fees and other decreased during the three and nine months ended September 30, 2015, when compared to the same periods in 2014, primarily as a result of the ongoing transition of our solution portfolio away from a perpetual license-based model toward a cloud-based subscription delivery model. In addition, our larger perpetual license transactions such as those for Blackbaud CRM can be of substantial value, which can result in period-to-period variations in revenue since the license fee revenue associated with these arrangements is generally recognized up front when the arrangements are entered into.
Cost of license fees and other is primarily comprised of third-party software royalties, variable reseller commissions, amortization of software development costs, human resource costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at client locations, allocated depreciation, facilities and IT support costs and amortization of intangibles from business combinations.
The increase in cost of license fees and other during the three months ended September 30, 2015, when compared to the same period in 2014, was primarily due to costs associated with our bbcon® user conference, which occurs each year in October.
The decrease in cost of license fees and other during the nine months ended September 30, 2015, when compared to the same period in 2014, was primarily due to reductions in reseller commissions and third-party software royalties, driven by the ongoing transition of our solution portfolio away from a perpetual license-based model toward a subscription-based delivery model.
License fees and other gross margin decreased during the three and nine months ended September 30, 2015, when compared to the same periods in 2014, primarily due to the ongoing transition of our solution portfolio away from a perpetual license-based model toward a subscription-based delivery model relative to the modest changes in cost of license fees and other.

38	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Operating expenses

Sales and marketing
	Three months ended September 30,				Nine months ended September 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing expense	$31.1	$27.1	$4.0	14.8%	$89.4	$78.6	$10.8	13.7%
% of total revenue	19.6%	18.7%			19.3%	19.1%

Sales and marketing expense includes human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

Sales and marketing expense as a percentage of revenue increased during the three months ended September 30, 2015, when compared to the same period in 2014, primarily due to an increase in commission expense of $2.1 million and an increase in human resource costs of $1.6 million, in each, as discussed below. Sales and marketing expense as a percentage of revenue remained relatively unchanged during the nine months ended September 30, 2015, when compared to the same period in 2014.

The increase in sales and marketing expense during the nine months ended September 30, 2015, when compared to the same period in 2014, was primarily due to increases in human resource costs and commissions expense of $4.3 million and $3.1 million, respectively. An increase in IT support costs of $0.9 million also contributed to the increase in sales and marketing expense during the nine months ended September 30, 2015. Human resource costs increased primarily due to incremental headcount to support the increase in sales and marketing efforts of our growing operations. The inclusion of MicroEdge also contributed to the increases in human resource costs, as well as the increase in allocated IT support costs. The increases in commission expense were primarily driven by increases in commissionable revenue during the three and nine months ended September 30, 2015, when compared to the same periods in 2014, as well as an increase in sales of solutions for which commission expense is recognized immediately upon sale.

Research and development
	Three months ended September 30,				Nine months ended September 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development expense	$20.6	$19.7	$0.9	4.6%	$62.0	$54.3	$7.7	14.2%
% of total revenue	13.0%	13.6%			13.4%	13.2%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.

Research and development expense as a percentage of revenue remained relatively unchanged during the three and nine months ended September 30, 2015, when compared to the same periods in 2014.

Third Quarter 2015 Form 10-Q	39

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

The increases in research and development expense during the three and nine months ended September 30, 2015, when compared to the same periods in 2014, were primarily due to increases in human resource costs of $1.6 million and $10.0 million, respectively. We have added engineering headcount to drive our product development efforts. The inclusion of MicroEdge contributed to the increases in human resource costs. Also contributing to the increases in research and development expense during the nine months ended September 30, 2015 were increases in stock-based compensation of $1.2 million and allocated IT support costs of $1.1 million, respectively. Partially offsetting these increases during the three and nine months ended September 30, 2015 were increases of $1.5 million and $5.1 million, respectively, in the amount of software development costs that were capitalized from an increase in development activities for internal-use software including development costs such as our Raiser's Edge NXT and Financial Edge NXT cloud-based solutions, as well as development costs associated with the software solutions of acquired companies. We expect that the increase in the amount of software development costs capitalized is a trend that will continue in the near-term.

General and administrative
	Three months ended September 30,				Nine months ended September 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
General and administrative expense	$18.4	$15.5	$2.9	18.7%	$53.2	$42.1	$11.1	26.4%
% of total revenue	11.6%	10.7%			11.5%	10.2%

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

General and administrative expense increased as a percentage of revenue during the three and nine months ended September 30, 2015, when compared to the same periods in 2014, primarily due to the inclusion of MicroEdge, which historically had higher general and administrative expenses as a percentage of revenue. The growth in stock-based compensation discussed below contributed to the increases in general and administrative expense as a percentage of revenue.

The increases in general and administrative expense during the three and nine months ended September 30, 2015, when compared to the same periods in 2014, were primarily due to increases in human resource costs of $2.0 million and $6.6 million, respectively, increases in infrastructure costs of $0.9 million and $3.6 million, respectively, and increases in stock-based compensation expense of $1.6 million and $3.6 million, respectively. Partially offsetting these increases during the three and nine months ended September 30, 2015 were decreases in other corporate costs of $1.1 million and $3.5 million, respectively. Human resource costs increased primarily due to additional resources needed to support the growth of our business and from the inclusion of WhippleHill and MicroEdge personnel. The increases in infrastructure and acquisition-related expenses and integration costs were due to our acquisitions of WhippleHill and MicroEdge. The increases in stock-based compensation expense were primarily attributable to a change in timing of certain annual equity award grants, whereby annual grants that would have otherwise been made in 2013 were instead made during 2014, as well as the impact of new equity award grants in the current year to certain senior management hires. There was no change in the timing of annual equity award grants in the current year when compared to the prior year.
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

40	Third Quarter 2015 Form 10-Q

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

	Three months ended September 30,				Nine months ended September 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
GAAP Revenue	$158.8	$144.6	$14.2	9.8%	$462.1	$411.6	$50.5	12.3%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	1.1	1.6	(0.5)	(31.3)%	7.1	1.6	5.5	343.8%
Non-GAAP revenue	$159.9	$146.2	$13.7	9.4%	$469.2	$413.2	$56.0	13.6%

GAAP income from operations	$14.0	$13.5	$0.5	3.7%	$36.4	$38.8	$(2.4)	(6.2)%
GAAP operating margin	8.8%	9.3%			7.9%	9.4%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	1.1	1.6	(0.5)	(31.3)%	7.1	1.6	5.5	343.8%
Add: Stock-based compensation expense	6.5	4.4	2.1	47.7%	17.9	12.5	5.4	43.2%
Add: Amortization of intangibles from business combinations	8.1	6.3	1.8	28.6%	24.3	18.1	6.2	34.3%
Add: Employee severance	0.6	—	0.6	100.0%	2.2	—	2.2	100.0%
Add: Impairment of capitalized software development costs	—	—	—	—%	—	0.8	(0.8)	(100.0)%
Add: Acquisition-related integration costs	0.1	0.2	(0.1)	(50.0)%	0.7	0.3	0.4	133.3%
Add: Acquisition-related expenses	0.3	1.1	(0.8)	(72.7)%	1.0	1.1	(0.1)	(9.1)%
Add: CEO transition costs	—	—	—	—%	—	0.9	(0.9)	(100.0)%
Subtotal(1)	16.6	13.7	3.1	22.6%	53.3	35.3	17.9	50.7%
Non-GAAP income from operations(1)	$30.6	$27.2	$3.4	12.5%	$89.7	$74.1	$15.6	21.1%
Non-GAAP operating margin	19.1%	18.6%			19.1%	17.9%

(1)	The individual amounts for each year may not sum to subtotal or non-GAAP income from operations due to rounding.
The increases in non-GAAP income from operations and non-GAAP operating margins during the three and nine months ended September 30, 2015, when compared to the same periods in 2014, were primarily due to the growth in subscriptions revenue and the incremental revenue from acquired companies as discussed above, partially offset by increases in human resource costs, transaction-based costs related to payments services and IT infrastructure costs. Also contributing to the increases in non-GAAP income from operations and non-GAAP operating margins were the non-recurrence in the three and nine months ended September 30, 2015 of certain incremental investments made during the three and nine months ended September 30, 2014, that were targeted to drive the success of our five growth strategies. Our non-GAAP operating margins have started to benefit from gains in efficiency and scalability as a result of these incremental investments. While we continue to invest in these strategies, the amount of investments has decreased in the three and nine months ended September 30, 2015, when compared to the same periods in 2014.

Third Quarter 2015 Form 10-Q	41

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

	Three months ended September 30,				Nine months ended September 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
GAAP net income	$7.9	$10.4	(2.5)	(24.0)%	$19.2	$23.5	(4.3)	(18.3)%
Non-GAAP adjustments:
Add: Interest, net	1.8	1.3	0.5	38.5%	5.4	4.0	1.4	35.0%
Add: Income tax provision	4.4	1.9	2.5	131.6%	10.5	10.3	0.2	1.9%
Add: Depreciation	4.5	4.6	(0.1)	(2.2)%	13.8	13.2	0.6	4.5%
Add: Amortization of intangibles from business combinations	8.1	6.3	1.8	28.6%	24.3	18.1	6.2	34.3%
Add: Amortization of software development costs	1.5	0.5	1.0	200.0%	3.3	1.2	2.1	175.0%
Subtotal(1)	20.3	14.5	5.8	40.0%	57.2	46.9	10.3	22.0%
EBITDA(1)	$28.2	$24.9	$3.3	13.3%	$76.4	$70.4	$6.0	8.5%
EBITDA Margin	17.6%	17.0%			16.3%	17.0%
Non-GAAP adjustments:
Add: Other (income) expense, net	$(0.2)	$—	$(0.2)	100.0%	$(0.6)	$—	$(0.6)	100.0%
Add: Loss on sale of business	—	—	—	—%	2.0	—	2.0	100.0%
Add: Loss on debt extinguishment and termination of derivative instruments	—	—	—	—%	—	1.0	(1.0)	(100.0)%
Add: Acquisition-related deferred revenue write-down	1.1	1.6	(0.5)	(31.3)%	7.1	1.6	5.5	343.8%
Add: Stock-based compensation expense	6.5	4.4	2.1	47.7%	17.9	12.5	5.4	43.2%
Add: Employee severance	0.6	—	0.6	100.0%	2.2	—	2.2	100.0%
Add: Impairment of capitalized software development costs	—	—	—	—%	—	0.8	(0.8)	(100.0)%
Add: Acquisition-related integration costs	0.1	0.2	(0.1)	(50.0)%	0.7	0.3	0.4	133.3%
Add: Acquisition-related expenses	0.3	1.1	(0.8)	(72.7)%	1.0	1.1	(0.1)	(9.1)%
Add: CEO transition costs	—	—	—	—%	—	0.9	(0.9)	(100.0)%
Subtotal(1)	8.4	7.3	1.1	15.1%	30.4	18.2	12.2	67.0%
Adjusted EBITDA(1)	$36.6	$32.3	$4.3	13.3%	$106.8	$88.6	$18.2	20.5%
Adjusted EBITDA Margin	22.9%	22.1%			22.8%	21.4%

(1)	The individual amounts for each year may not sum to subtotals, EBITDA or Adjusted EBITDA due to rounding.

Interest expense
	Three months ended September 30,				Nine months ended September 30,
(in millions, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest expense	$1.8	$1.3	$0.5	38.5%	$5.4	$4.1	$1.3	31.7%
% of total revenue	1.1%	0.9%			1.2%	1.0%
Interest expense increased during the three and nine months ended September 30, 2015, when compared to the same periods in 2014, primarily due to an increase in our average daily borrowings related to our acquisition of MicroEdge in October 2014. In the near term, we expect interest expense as well as interest expense as a percentage of revenue to increase as a result of our acquisition of Smart Tuition.

42	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(in millions)	Timing of recognition	September 30, 2015	December 31, 2014	Change	% Change
Subscriptions	Over the period billed in advance, generally one year	$110.6	$98.2	$12.4	12.6%
Maintenance	Over the period billed in advance, generally one year	91.3	92.8	(1.5)	(1.6)%
Services	As services are delivered	30.2	29.5	0.7	2.4%
License fees and other	Upon delivery of the solution or service	2.4	0.8	1.6	200.0%
Total deferred revenue(1)		234.5	221.3	13.2	6.0%
Less: Long-term portion		7.4	9.0	(1.6)	(17.8)%
Current portion(1)		$227.2	$212.3	$14.8	7.0%

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our clients are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. Deferred revenue attributable to subscriptions increased during the nine months ended September 30, 2015 as a result of both an increase subscription sales as well as a seasonal increase in billings for subscription renewals. Historically, due to the timing of client budget cycles, we have an increase in client contract renewals in our second quarter as compared to our fourth quarter, which results in a greater amount of deferred revenue for subscriptions as of September 30, 2015 as compared to our fourth quarter. We generally invoice our maintenance and subscription clients in annual cycles 30 days prior to the end of the contract term. The increase in deferred revenue from license fees and other during the nine months ended September 30, 2015 was primarily due to a seasonal increase in advance registration billings associated with our bbcon® user conference, which occurs each year in October. Deferred revenue from both maintenance and services remained relatively unchanged during the nine months ended September 30, 2015.
Income tax provision
Our effective income tax rates, including the effects of period-specific events, were:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Effective tax rate	35.9%	15.4%	35.2%	30.5%
The increase in our effective income tax rate during the three months ended September 30, 2015 when compared to the same period in 2014 was primarily due to discrete tax benefits included in the 2014 period of $1.6 million from statute of limitations expirations and $1.0 million from a reduction in the state income tax effective rate in the U.S., and that impact was partially offset by an increase in the domestic production activities deduction.
In addition to the tax matters described above, the increase in our effective income tax rate during the nine months ended September 30, 2015 when compared to the same period in 2014, reflects a loss from the sale of RLC for which we have determined that a related valuation allowance is appropriate and therefore did not recognize any tax benefit. This increase in our effective income tax rate was partially offset by a discrete tax benefit from the settlement of an audit and an increase in the domestic production activities deduction.
Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.

Third Quarter 2015 Form 10-Q	43

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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.1 million and $2.8 million at September 30, 2015 and December 31, 2014, respectively. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. In addition, our transaction revenue has historically been at its lowest in the first quarter due to the timing of client fundraising initiatives and events. As a result of these and other factors, our total revenue has historically been lower in the first quarter than in the remainder of our fiscal year, with the third and fourth quarters historically achieving the highest total revenues. Our revenue from payment processing services has also historically increased during the fourth quarter due to year-end giving. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of client contract renewals, delivery of professional services and occurrence of client events, the payment of bonuses, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations has been lowest in our first quarter, and due to the timing of client budget cycles, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. Partially offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are merit-based salary increases, which are generally effective in April each year. In addition, deferred revenues can vary on a seasonal basis for the same reasons. These patterns may change, however, as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, acquisitions, new market opportunities, new solution introductions or other factors.
Liquidity and capital resources
The following table presents selected financial information about our financial position and cash flows:

(in millions, except percentages)	September 30, 2015	December 31, 2014	$ Change	% Change
Cash and cash equivalents	$17.6	$14.7	$2.9	19.7%
Property and equipment, net	49.0	50.4	(1.4)	(2.8)%
Software development costs, net	16.5	8.9	7.6	85.4%
Total carrying value of debt	241.7	280.6	(38.9)	(13.9)%
Working capital	(144.4)	(133.2)	(11.2)	8.4%
Working capital excluding deferred revenue	82.8	79.1	3.7	4.7%

	Nine months ended September 30,
	2015	2014	$ Change	% Change
Net cash provided by operating activities	$85.3	$85.5	$(0.2)	(0.2)%
Net cash used in investing activities	(26.5)	(47.9)	21.4	(44.7)%
Net cash (used in) provided by financing activities	(54.8)	4.7	(59.5)	(1,266.0)%

44	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Our principal sources of liquidity are operating cash flow, funds available under the 2014 Credit Facility and cash on hand. Our operating cash flow depends on continued client renewal of our subscription, maintenance and support arrangements and market acceptance of our solutions and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures, meet our debt obligations and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends and/or repurchase our common stock. To the extent we undertake future material acquisitions, investments or unanticipated capital expenditures, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure including through potential debt issuances.
At September 30, 2015, our total cash and cash equivalents balance included approximately $6.3 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $85.3 million was relatively unchanged during the nine months ended September 30, 2015, when compared to the same period in 2014. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, loss on sale of business, impairment of capitalized software development costs, loss on debt extinguishment and termination of derivative instruments, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital decreased $9.3 million during the nine months ended September 30, 2015, when compared to the same period in 2014, primarily due to:

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

•	an increase in cash outlays for facility costs primarily due to prior year acquisitions; which were partially offset by:

•	fluctuations in the timing of vendor payments.
Investing cash flow
Net cash used in investing activities of $26.5 million decreased by $21.4 million during the nine months ended September 30, 2015, when compared to the same period in 2014. During the nine months ended September 30, 2014, we used $33.3 million of cash for the acquisition of companies including WhippleHill, compared to $0.5 million used for similar investments during the nine months ended September 30, 2015.

Third Quarter 2015 Form 10-Q	45

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

During the nine months ended September 30, 2015, we had cash outlays of $14.6 million and $10.9 million for purchases of property and equipment and software development costs, respectively, which were up $6.2 million and$4.6 million, respectively, from cash spent during the same period in 2014. The increase in cash outlays for property and equipment were primarily driven by investments in our information technology infrastructure, technology platforms and infrastructure used in the delivery of our solutions to clients, fluctuations in the timing of vendor payments, various facilities upgrades at a number of our U.S. and international locations, as well as incremental property and equipment costs from prior year business acquisitions. The increase in cash outlays for software development costs was primarily driven by development activities related to the Raiser's Edge NXT and Financial Edge NXT cloud-based solutions, development activities for other solutions and the inclusion of software development costs related to solutions historically provided by companies acquired in 2014.
Financing cash flow
During the nine months ended September 30, 2015, we had a net reduction in borrowings of $39.0 million compared to a net increase in borrowings of $19.9 million during the same period in 2014. Also during the nine months ended September 30, 2015, we paid dividends of $16.9 million, which was relatively consistent with the amount paid in the comparable period of 2014.
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At September 30, 2015, our available borrowing capacity under the 2014 Credit Facility was $272.6 million. We believe the 2014 Credit Facility will provide us with sufficient flexibility to meet our future financial needs. The 2014 Credit Facility matures in February 2019.
At September 30, 2015, the carrying amount of our debt under the 2014 Credit Facility was $241.7 million. Our average daily borrowings during the three and nine months ended September 30, 2015 were $247.0 million and $265.9 million, respectively.
Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of September 30, 2015
Net Leverage Ratio	≤ 3.50 to 1.00	1.79 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	18.78 to 1.00
Under the 2014 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2014 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the credit agreement, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At September 30, 2015, we were in compliance with all debt covenants under the 2014 Credit Facility.
Smart Tuition acquisition
We acquired Smart Tuition for $187.8 million in cash, net of closing adjustments. On October 2, 2015, we drew down a $186.0 million revolving credit loan under the 2014 Credit Facility to finance the acquisition of Smart Tuition. Following the draw down, approximately $261.0 million was outstanding under the revolving credit loans with approximately $85.0 million of capacity unutilized when including issued letters of credit. Following the closing of the Smart Tuition transaction on October 2, 2015, the principal amount outstanding on the term loan was approximately $168.0 million, resulting in a total amount outstanding on the revolving credit loans and term loan of approximately $429.0 million after the acquisition.
Entry into interest rate swap agreement
In October 2015, we entered into the October 2015 Swap Agreement, which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the October 2015 Swap Agreement. The notional value of the October 2015 Swap Agreement was $75.0 million with an effective date beginning in October 2015 through February 2018. We designated the October 2015 Swap Agreement as a cash flow hedge at the inception of the contract.

46	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Commitments and contingencies
As of September 30, 2015, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$243.4	$4.4	$8.7	$230.3	$—
Interest payments on debt(2)	1.3	1.0	0.3	—	—

Unrecorded contractual obligations:
Operating leases(3)	94.7	13.9	25.2	23.5	32.1
Interest payments on debt(4)	17.3	5.1	10.3	1.9	—
Purchase obligations(5)	6.7	3.7	3.0	—	—
Total contractual obligations	$363.4	$28.1	$47.5	$255.7	$32.1

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2014 Credit Facility at September 30, 2015 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2014 Revolving Facility for the purposes of determining minimum commitment amounts.

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
The total liability for uncertain tax positions as of September 30, 2015 and December 31, 2014, was $2.9 million and $3.6 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of September 30, 2015 and December 31, 2014.
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
Off-balance sheet arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Third Quarter 2015 Form 10-Q	47

Blackbaud, Inc.
Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Foreign currency exchange rates
Approximately 11% of our total revenue for the nine months ended September 30, 2015 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $1.2 million and $0.9 million as of September 30, 2015 and December 31, 2014, respectively.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in Pounds Sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the nine months ended September 30, 2015, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the nine months ended September 30, 2015, the fluctuation in foreign currency exchange rates reduced our total revenue by $7.2 million. We will continue monitoring such exposure and take action as appropriate. To determine the impact on total revenue of fluctuations in currency exchange rates, current period revenues from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. This impact is non-GAAP financial information and is not in accordance with, or an alternative to, information prepared in accordance with GAAP.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations. In addition, if inflationary pressures impact the rate of giving to our clients, there could be adverse impacts to our business, financial condition and results of operations.
Critical accounting policies and estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2015 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Recently issued accounting pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 of our consolidated financial statements in this report.

48	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.

Item 3. Quantitative and qualitative disclosures about market risk
We have market rate sensitivity for interest rates and foreign currency exchange rates.
Interest rate risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of September 30, 2015, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2014 and September 30, 2015.
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
Changes in internal control over financial reporting
No change in internal control over financial reporting occurred during the most recent fiscal quarter ended September 30, 2015 with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Third Quarter 2015 Form 10-Q	49

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
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended September 30, 2015. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, July 1, 2015				$50,000
July 1, 2015 through July 31, 2015	—	$—	—	50,000
August 1, 2015 through August 31, 2015	8,277	60.53	—	50,000
September 1, 2015 through September 30, 2015	—	—	—	50,000
Total	8,277	$60.53	—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

50	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.78	Unit Purchase Agreement, dated as of August 10, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.		8-K	10.78	10/8/2015
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	XBRL Instance Document.	X
101.SCH*	XBRL Taxonomy Extension Schema Document.	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X
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

Third Quarter 2015 Form 10-Q	51

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	November 5, 2015	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2015	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

52	Third Quarter 2015 Form 10-Q