Form 10-K
period 2015-12-31
BLACKBAUD INC
filed 2016-02-24
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2015 (based on the closing sale price of $56.95 on that date) was approximately $2,047,562,190. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 8, 2016 was 46,971,656.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders currently scheduled to be held June 15, 2016 are incorporated by reference into Part III hereof. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2015.

2015 Form 10-K	1

Blackbaud, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the documents incorporated herein by reference, contains forward-looking statements that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These "forward-looking statements" are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, our ability to successfully integrate acquired businesses and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock-based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “will,” “targets,” “plans,” “anticipates,” “aims,” “projects,” “estimates,” or any variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Accordingly, they should not be viewed as assurances of future performance, and actual results may differ materially and adversely from those expressed in any forward-looking statements.
Important factors that could cause actual results to differ materially from our expectations expressed in forward-looking statements include, but are not limited to, those summarized under “Item 1A. Risk factors” and elsewhere in this report and in our other SEC filings. Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

2	2015 Form 10-K

Blackbaud, Inc.

PART I.
Item 1. Business
Description of Business
We are a leading provider of software and services for the global philanthropic community. Our customers use our cloud-based and on-premises software solutions and related services to help increase donations, reduce fundraising costs, improve communications with constituents, manage their finances and optimize operations. Since our incorporation as a New York corporation in 1981, we have been dedicated to developing software and services that help this industry grow and operate more efficiently. Our solutions are designed to meet the needs of nonprofits, foundations and other charitable giving organizations, and academic institutions - from large, multi-national organizations to small, emerging entities. We reincorporated as a South Carolina corporation in 1991 and reincorporated as a Delaware corporation in 2004. With recent acquisitions, we have expanded our addressable market to include institutions involved with the entire spectrum of giving activities, such as nonprofits, K-12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities and corporations. Using Blackbaud technology, these organizations raise, invest, manage and award more than $100 billion each year. At the end of 2015, we had approximately 35,000 active customers located in over 60 countries using our solutions. Our customers serve as a constant source of inspiration to us, and we are extremely proud to play a part in their success.
Market Overview
The philanthropic industry is significant and our addressable market is substantial and growing
There were approximately 1.7 million U.S. nonprofit organizations registered with the Internal Revenue Service in 2014, including approximately 1.1 million charitable 501(c)(3) organizations reported in 2014. We estimate there are over 3 million charities internationally outside the U.S. The nonprofit market represents the third largest workforce category in the U.S. behind retail and manufacturing. Nonprofit organizations receive fees for services they provide, which are estimated at more than $1.5 trillion annually with nonprofit expenses also amounting to more than $1.5 trillion. According to Giving USA 2015, donations to U.S. nonprofit organizations in 2014 were $358.4 billion, amounting to 2.1% of U.S. GDP, a 7.1% increase from 2013. The average annual rate of change in total giving dollars over the last 40 years was 6.8%.
Our estimated current total addressable market ("TAM") is $6.3 billion. This includes an expansion in 2015 from our acquisition of Smart, LLC ("Smart Tuition") into K-12 tuition and financial aid management; a new and near adjacency within the education market. The total market expansion created by our recent acquisitions of Smart Tuition, WhippleHill Communications, Inc. (“WhippleHill”) and MicroEdge Holdings, LLC (“MicroEdge”) is estimated to be in excess of $1.5 billion.
Traditional methods of fundraising are often costly and inefficient
Many nonprofits use manual methods or stand-alone software applications not specifically designed to manage fundraising. Such methods are often costly and inefficient because of the difficulties in effectively collecting, sharing, and using donation-related information. Furthermore, general purpose software applications frequently have limited functionality and do not efficiently integrate multiple databases. Some nonprofit organizations have developed proprietary software, but doing so is expensive, requiring on-site technical personnel for development, implementation and maintenance.
The nonprofit industry faces particular operational challenges
Nonprofit organizations must efficiently:

•	Solicit funds and build relationships with major donors;

•	Garner small cash contributions from numerous contributors;

•	Manage and develop complex relationships with large numbers of constituents;

•	Communicate their accomplishments and the importance of their mission online and offline;

•	Comply with complex accounting, tax and reporting requirements that differ from those for traditional businesses;

•	Solicit cash and in-kind contributions from businesses to help raise money or deliver products and services;

•	Provide a wide array of programs and services to individual constituents; and

2015 Form 10-K	3

Blackbaud, Inc.

•	Improve the data collection and information sharing capabilities of their employees, volunteers and donors by creating and providing distributed access to centralized databases.
Because of these challenges, we believe nonprofit organizations can benefit from software applications and services specifically designed to serve their particular needs.
Corporations, grant making institutions and foundations also face unique challenges
The market segments addressed by our MicroEdge acquisition, which include corporations, grant making institutions and foundations, face their own unique challenges, including the need to:

•	Quantify and improve the impact of their grants;

•	Cultivate better relationships with grantees;

•	Achieve better internal collaboration and alignment with board members, reviewers, and other stakeholders;

•	Illustrate the impact of their corporate philanthropy efforts to the communities they serve;

•	Engage employees in meaningful volunteering, giving and other activities;

•	Ensure that their philanthropic efforts align with their business initiatives;

•	Manage all of a foundation's activities, including fundraising and accounting;

•	Expand the reach of their fundraising efforts; and

•	Cultivate new and existing donors.
Strategy
Our objective is to maintain and extend our position as a leading provider of software and services for the global philanthropic community, supporting their missions from fundraising to outcomes. Our key strategies for achieving this objective are to:
Delight our customers
We intend to make our customers' experience with us effective, efficient and satisfying from their initial interest in our solutions and services, through their decision to purchase, engage with customer support and utilize solution enhancements. We continue to focus on initiatives aimed at improving the consistency and quality of user experience across the offerings we provide to our customers. We continue to evolve the manner in which we package and sell our offerings to provide high quality and value combined with flexibility to meet the different needs of our existing and prospective customers. For example, we are increasing the number of our cloud-based solutions sold under a subscription pricing model, which can make it easier for customers to purchase our solutions. In addition, we are continuing to integrate value-adding capabilities such as payment processing, analytics and business intelligence into our suite of solutions to better address our customers' needs with comprehensive offerings. We will continue to focus on providing the highest level of solution support, enhancing our existing solutions and developing new solutions and services designed to help our customers to be more effective and achieve their missions.
Execute on our Five Point Growth Strategy
During 2014, we introduced and began executing on a five point growth strategy. In 2015, these strategies evolved to account for progress to date and future outlook and are as follows:

1.	Integrated and Open Solutions in the Cloud
We will continue to transition our business to predominantly serve customers through a subscription-based cloud delivery model, enabling lower cost of entry, greater scalability and lower total cost of ownership to our customers. There is a concerted effort underway to optimize our portfolio of solutions and integrate powerful capabilities — such as built in data, analytics, payment processing and tailored user-specific experiences — to bring even greater value and performance to our customers. In 2015, we announced the general availability of Raiser's Edge NXT™, Financial Edge NXT™, and we introduced Blackbaud SKY™, which is our new, innovative cloud technology architecture for the global philanthropic community.

2.	Drive Sales Effectiveness
We are making investments to increase the effectiveness of our sales organization, to expand our direct sales and customer success teams and to introduce indirect sales with the announcement of a value added reseller ("VAR") program, launching in the first quarter of 2016.

4	2015 Form 10-K

Blackbaud, Inc.

3.	Expand TAM into Near Adjacencies with Acquisitions
We will continue to evaluate compelling opportunities to acquire companies, technologies and/or services. We will be guided by our acquisition criteria for considering attractive assets, which expand our total addressable market, provide entry into new and near adjacencies, accelerate our shift to the cloud, accelerate revenue growth, are accretive to margins and present synergistic opportunities.

4.	Streamline Operations
We have largely completed the installations of single best-in-breed back-office solutions to standardize operations utilizing scalable tools and systems. Our focus is now shifting towards optimizing those systems, as well as operational excellence and quality initiatives focused on streamlining processes to gain efficiency and scalability.

5.	Execute our 3-Year Margin Improvement Plan
In 2014, we implemented a 3-year operating margin improvement plan designed to increase our operating effectiveness and efficiency and improve non-GAAP operating margins 300 to 600 basis points on a constant currency basis from our 2014 baseline of 17.5%, by the time we exit 2017.
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
Build our Reputation as an Industry Thought Leader
In our nearly 35 years of experience in the philanthropic market, we have gained significant insight into the market and industry segments in which we operate. We produce a wide range of thought leadership materials, including blogs, monthly indices and white papers, which provide insights and guidance to the philanthropic community. We also participate in a number of industry forums where we exchange views and engage with industry and governmental leaders. Our annual user conference, bbcon™, is used in part as a forum to offer thought leadership to our customers, as well as other market specific user conferences such as our annual K-12 conference. We intend to expand these activities and further build our reputation as a thought leader within the industry.
Operating Structure
The markets we serve are very diverse, with organizations that range from small, local charities to large, multinational relief organizations. The needs of our customers can vary greatly according to their size and function. To better serve our customers' unique and wide-ranging operations, we organize our operating structure into three operating units: the General Markets Business Unit (the “GMBU”), the Enterprise Customer Business Unit (the “ECBU”) and the International Business Unit (the “IBU”).
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

Each operating unit contains specialized sales, services, support, marketing and finance functions. We believe this structure allows us to be more responsive to the needs of fundamentally different customer segments and to focus on developing solutions appropriate for these unique markets while leveraging the infrastructure of our broader organization and shared

2015 Form 10-K	5

Blackbaud, Inc.

technology in a cost-effective manner. It also allows us to develop highly customized approaches to marketing and selling our solutions in the markets we serve.
During 2015, we generated revenue in three reportable segments (the GMBU, the ECBU and the IBU) and in four geographic regions (United States, Canada, Europe and Australia), as described in more detail in Note 16 of our consolidated financial statements. It is impracticable for us to identify our total assets by segment. Summarized below is our percentage of total revenue for each of our principal solution and service groups:

Percentage of Total Revenue

Years ended December 31,
	2015	2014	2013
Subscriptions	52.0%	46.7%	42.2%
Maintenance	24.1%	26.1%	27.5%
Services	20.8%	22.7%	25.1%
Solutions and Services
We offer a full spectrum of cloud-based and on-premises solutions as well as a resource network that empowers and connects organizations of all sizes. Blackbaud's portfolio of software and services support nonprofit fundraising and relationship management, digital marketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility ("CSR"), and education. We offer the global philanthropic community a complete system to meet any need with the market-leading constituent relationship management ("CRM") system and online engagement platforms, backed by our analytic services that we are leveraging to make our software "smarter." In most cases, the core of our solution portfolio centers around a CRM system, which seamlessly integrates with other applications to help our customers conduct activities vital to advancing their missions, such as managing finances, analyzing prospects and market data, effectively communicating with current and prospective supporters and promoting their cause online and offline. Our solutions can be combined with a range of consulting, training and professional services, maintenance and technical support as well as payment processing, analytic and business intelligence services. In addition, we offer solutions that stretch across the spectrum of giving activities, including CSR programs, grant management, employee involvement, foundation management and other philanthropic activities.
With the acquisition of Smart Tuition in October 2015, we expanded our suite of solutions that help K-12 schools improve back-office processes, enhance communication with parents and eliminate inefficiencies and now offer easy to use, anywhere-accessible solutions that support tuition and financial aid management. Smart Tuition's solution suite, which includes Smart Tuition, Smart Aid and Smart for Dioceses, serves thousands of schools and over 300,000 families.
We provide solutions and services in the following areas that address many of the technological and business process needs of our customers:

•	Fundraising & Relationship Management;

•	Analytics & Business Intelligence;

•	Communication & Marketing;

•	Finance & Operations;

•	K-12 Private Schools;

•	Arts and Cultural;

•	Customer Support and Maintenance;

•	Payment Processing;

•	Professional Services;

•	Training; and

•	CSR.

6	2015 Form 10-K

Blackbaud, Inc.

Fundraising and Relationship Management
Raiser's Edge NXT became generally available in July 2015 and is the leading cloud-based solution designed to manage a nonprofit organization's constituent relationship management and fundraising activity. Raiser's Edge NXT is the first and only cloud fundraising and relationship management solution that is all-inclusive, fully integrated with data, analytics, payment processing and tailored user-specific experiences, and is built exclusively to serve the unique needs of nonprofit organizations. Built on our modern Blackbaud SKY technology architecture, it is the most advanced technology available to help nonprofits build relationships with supporters, grow new revenue streams, and expand mission impact.

Blackbaud CRM™, also known informally as Enterprise CRM, is a comprehensive, customizable fundraising and relationship management solution. It is our lead offering for enterprise-level organizations seeking a powerful, yet adaptable solution for fundraising, marketing, and program management across the engagement lifecycle, specializing in supporting sophisticated major giving, membership and high volume direct marketing programs. Blackbaud CRM helps organizations build deeper and more personalized relationships with constituents, build their brand through online engagement and multi-channel communication tools, and more effectively fundraise, leveraging campaign management, business intelligence and analytics. Blackbaud CRM can be sold as an integrated solution with our enterprise online solutions to enable multi-channel marketing, online engagement and event fundraising.

Luminate CRM™ is our Salesforce-based CRM offering for nonprofits and is sold as a single integrated solution with Luminate Online. Luminate CRM is built on the SalesForce.com cloud computing application platform and offers nonprofits an extensible suite via the SalesForce App Exchange for consolidating information and business processes into one system. The core components of Luminate CRM are campaign management, constituent relations, business intelligence and analytics. When combined with Luminate Online, it provides best-in-class functionality to help nonprofits with online fundraising, peer-to-peer event fundraising, payment processing, email marketing, advocacy and website management.

eTapestry™ is a simple, cloud-based donor management and fundraising solution built specifically for smaller, developing nonprofits in need of a solid cloud solution to support basic fundraising needs. It offers nonprofit organizations a cost-effective way to manage donors, process gifts, create reports, accept online donations and communicate with constituents. This technology provides a system that is simple to maintain, efficient to operate and is intuitively easy to learn without extensive training.

everydayhero™ is an innovative, cloud-based crowdfundraising solution designed to meet the peer-to-peer fundraising needs of nonprofits' supporters. It is a leading donor acquisition tool, and helps nonprofits connect with a younger, more online-focused generation of donors, a first step in helping nonprofits develop long-term relationships with their supporters. Founded in Australia, where it is a market leader, everydayhero is now sold throughout Europe and the U.S. With recent integrations with fitness applications such as Strava and MapMyFitness, everydayhero continues to enhance the fundraising landscape by providing millions across the globe the chance to easily integrate fitness and philanthropy.
Analytics & Business Intelligence
Our analytics offerings provide comprehensive solutions for donor acquisition, prospect research, data enrichment, and performance management, enabling nonprofits to define effective campaign strategies and maximize fundraising results. These services either integrate with or are already integrated into our software solutions to give our customers a comprehensive view of their supporters and the market and provide information essential to making well-informed operating decisions.

Our analytics offerings include subscription solutions and services within the following areas:

Donor Acquisition - Our donor acquisition solutions leverage unique data assets to create acquisition mailing lists and predictive models that identify donor populations that meet the affinity, value and response criteria of our nonprofit customers. Nonprofit organizations use our prospect lists to solicit gifts and other support.

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

2015 Form 10-K	7

Blackbaud, Inc.

Data Enrichment - Our data enrichment solutions enhance the quality of the data in our customers' databases. These solutions include: identifying outdated address files in the database and making corrections based on United States Postal Service data, as well as appending data by using known fields in an organization's constituent records to search and identify key demographic and contact information.
Performance Management - Our performance management solutions create relevant and insightful reports that benchmark performance and illustrate key industry trends based on performance attributes provided by our nonprofit customers. Nonprofit organizations use our performance and industry analysis reports to assess marketing and operational effectiveness and also to influence operational planning.
Communications & Marketing
Luminate Online™, delivered in the cloud, helps our customers better understand their online supporters, make the right ask at the right time, and raise money online. It includes tools to build online fundraising campaigns as part of an organization's existing website or as a stand-alone fundraising site. Donation forms, gift processing, and tools for communicating through web pages and email give our customers the essentials for building sustainable donor relationships. Customers can also purchase additional modules including TeamRaiser, a solution within events management that allows nonprofits' constituents to create personal or team fundraising web pages and send email donation appeals in support of events such as a walks, runs and rides.

Blackbaud Online Express™ is a simple, cloud-based fundraising and marketing tool designed for smaller nonprofit organizations using Raiser’s Edge. It provides nonprofits with easy-to-use features and functionality such as email marketing, donation forms, event registrations, and dashboard metrics.

Blackbaud NetCommunity™ is an online marketing and communications tool that enables organizations that utilize Raiser's Edge software to build interactive websites and manage email marketing campaigns. With Blackbaud NetCommunity, organizations can, among other things, establish online communities for social networking among constituents and also provide a platform for online giving, membership purchases and event registration. Because Blackbaud NetCommunity requires a Raiser's Edge database to operate, it can only be sold with Raiser's Edge or to existing Raiser's Edge customers.
Finance & Operations
Financial Edge NXT became generally available in September 2015 and is the first-of-its-kind cloud accounting solution for nonprofits that is intuitive, fully integrated, and built the way nonprofits need it on our modern Blackbaud SKY technology architecture. Financial Edge NXT is advanced technology with powerful reporting tools to help accounting teams drive transparency, stewardship, and compliance while enabling them to seamlessly manage transactions and eliminate manual processes. It seamlessly integrates with Raiser's Edge NXT to simplify gift entry processing and relates information from both systems in an informative manner to eliminate redundant tasks and manual processes. Financial Edge NXT provides nonprofit organizations with the means to help manage fiscal and fiduciary responsibility, enabling them to be more accountable to their constituents.

GIFTS Online™ is a cloud-based solution built with core functions that provide comprehensive grant making capabilities, but with many additional capabilities and features, such as visual dashboards. It has a modern user interface, is user friendly, and can be highly personalized.

FIMS™ is an on-premises, fully-integrated foundation management system that helps community foundations, faith-based organizations and education and scholarship programs manage grants, finances and donors in one centralized, comprehensive system. It features an open, customizable framework that helps community foundations manage everything from donors, gifts and investments to grants, grantees, funds and financials. We also offer FIMS as a fully hosted solution.

Blackbaud Outcomes™ empowers funders and nonprofits to collaborate around their intended program outcomes and work together to achieve impact. The cloud-based software helps users define and measure their outcomes, allowing them to track the effectiveness of their programs, make informed decisions, better understand the impact of their social investments, and tell an impact story using ROI-focused results and a common outcomes measurement language.

8	2015 Form 10-K

Blackbaud, Inc.

K-12 Private Schools
onMessage™ is a content management system that gives schools the flexibility to build and edit webpages, with easy access to content types including photos, videos, downloads, text and more. It allows users to share material and contribute content across an entire school community.

onRecord™ makes it easy for schools to manage schedules, transcripts and GPAs. A new Student Information System that works directly with onCampus (LMS), onRecord simplifies the process of sharing student data and academic records securely.

onCampus™ is a learning management system that makes it easy to manage, connect, and share information with students, parents, and an entire school community. Developed with direct input from our customers, onCampus gives teachers the tools to meet the demands of a modern private school.

onBoard™ is an enrollment management system that simplifies a school’s admissions process. onBoard helps admissions teams and prospective families manage and track their progress, from inquiry and application through acceptance and enrollment.

Smart Tuition™ benefits schools by giving administrators better access to financial data and payment services, and by giving parents more ways to remit tuition payments. The solution helps ease the burden for administrative staff by offering invoicing, payment processing, customer service, enhanced communication with parents and later payer follow-up services.

Smart Aid™ offers schools the ability to accept online, customized applications for financial aid and to make better financial aid decisions with a proprietary Hobbies, Interest and Lifestyles ("HIL") profile. The HIL profile provides in-depth information on an applicant, delivering to the school a way to make more informed decisions on how they distribute financial aid awards.
Arts & Cultural
Altru™ is a cloud solution that helps arts and cultural organizations consolidate admissions, membership, fundraising, merchandise, marketing and more, giving users a comprehensive view of their supporters. By helping general admissions arts and cultural organizations gain a clear, 360-degree view of their organization, it enables them to operate more efficiently, engage and cultivate patrons and supporters, streamline external and internal communication efforts, and reduce IT costs. It contains tools for constituent and membership management, program sales, retail sales and ticketing, volunteer management, and events management. It also has sophisticated reporting functionality and tools to manage marketing, communications and fundraising.
Customer Support & Maintenance
Most of our customers that purchase our solutions also enroll in one of our support and maintenance programs. For many of our cloud-based subscription solutions, customer support is automatically included as part of the solution. Customers enrolled in the programs enjoy fast, reliable customer support, receive regular software updates, stay up-to-date with support newsletters and have unlimited, around-the-clock access to support resources, including our extensive knowledgebase and forums. Customers who enroll in upgraded support and maintenance plans receive enhanced benefits such as call support priority and dedicated support resources.
Payment Processing
Our solutions provide our customers payment processing capabilities that enable their donors to make donations and purchase goods and services using numerous payment options, including credit card and automated clearing house (“ACH”) checking transactions, through secure online transactions. Blackbaud Merchant Services is a value-added service integrated with our solutions that makes credit card processing simple and secure. Customers are charged one rate for credit card transactions, with no extra fees, making Blackbaud Merchant Services a competitive option. The service also provides customers with a payment card industry (“PCI”) compliant process and streamlined bank reconciliation. As discussed above, we also provide our K-12 private school customers with student tuition payment processing services.

2015 Form 10-K	9

Blackbaud, Inc.

Professional Services
Our consultants provide data conversion, implementation and customization services for each of our software solutions. These services include:

•	System implementation;

•	Data conversion, business process analysis and application customization;

•	Database merging and enrichment, and secure credit card transaction processing;

•	Database production activities; and

•	Website design services.
In addition, we apply our industry knowledge and experience, combined with expert knowledge of our solutions, to evaluate an organization's needs and consult on how to improve a business process.
Training
We provide a variety of onsite, instructor-led online and on-demand training services to our customers relating to the use of our solutions and application of best practices. Our instructors have extensive training in the use of our solutions and present course material that is designed to include hands-on lab exercises, as well as course materials with examples and problems to solve.
Corporate Social Responsibility
AngelPoints™ is an integrated CSR solution that helps corporations mobilize the collective power of their employees to make a positive impact on their people, their company, and the world. AngelPoints contains modules that help companies manage employee volunteer and giving programs.
Customers
At the end of 2015, we had approximately 35,000 active customers including nonprofits, K-12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations. Our largest single customer accounted for approximately 1% of our 2015 consolidated revenue.
Sales and Marketing
The majority of our solutions and related services are sold through our direct sales force. Our direct sales force is complemented by a team of account development representatives responsible for sales lead generation and qualification. These sales and marketing professionals are located throughout the United States, the United Kingdom, Canada, Australia and New Zealand. As of December 31, 2015, we had 376 direct sales employees. We plan to continue expanding our direct sales force in the Americas, Europe, Australia and New Zealand as our operations grow internationally and market demand increases.
We generally begin a customer relationship with the sale of one of our primary solutions or services, such as Raiser's Edge NXT, Blackbaud CRM or Luminate, and then offer additional solutions and services to the customer as the organization's needs increase. As our business model evolves, we are increasingly beginning customer relationships with the sale of an integrated suite of cloud-based solutions.
We conduct marketing programs to create brand recognition and market awareness for our solutions and services. Our marketing efforts include participation at tradeshows, technical conferences and technology seminars, publication of technical and educational articles in industry journals and preparation of competitive analyses. Our customers and strategic partners provide references and recommendations that we often feature in our advertising and promotional activities.
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

10	2015 Form 10-K

Blackbaud, Inc.

Corporate Philanthropy and Volunteerism
Blackbaud operates under a fundamental belief that the world would be better if good took over. The company is an active participant in the ecosystem of good, working to drive positive change both through what we do as a business and how we serve individually. We offer an array of philanthropy programs aimed at engaging our employees as agents of good, including matching gifts, competitive grants that honor excellent examples of volunteerism, employee-led grants committees, skills-based volunteerism initiatives, as well as science, technology, engineering and mathematics focused community programs. Blackbaud attracts people who are committed to service, with 84% saying our focus on nonprofits was a driver in their decision to join the company and 81% actively serving as volunteers. More than 100 nonprofits have Blackbaud employees on their boards.
Competition
The market for software and related services in the nonprofit sector is competitive and highly fragmented. For certain areas of the market, entry barriers are low. However, we believe our experience and full spectrum of solutions makes us a strong competitor. We expect to continue to see new competitors as the market matures and as nonprofit organizations become more aware of the advantages and efficiencies attainable through the use of specialized software.
We compete with several software developers that provide specialized products, such as on-demand software specifically designed for nonprofit organizations, charitable giving and educational organizations. In addition, we compete with custom-developed solutions created either internally by nonprofit organizations or outside by custom service providers. We believe that we compete successfully, because building efficient, highly functional custom solutions equal to ours may require technical resources that might not be available within nonprofit organizations or might not be readily available to certain custom solution providers. In addition, the nonprofit organization's legacy database and software system may not have been designed to support the increasingly complex and advanced needs of today's growing community of nonprofit organizations.
We also compete with providers of traditional, less automated fundraising service providers, including parties providing services in support of traditional direct mail or email campaigns, special events fundraising, peer to peer, telemarketing and personal solicitations. We believe we compete successfully against these traditional fundraising service providers, primarily because our solutions and services are more automated, more robust, more tailored to the needs of nonprofit organization and more efficient.
In the independent, family and community foundation markets, we encounter competition primarily from smaller companies with products that range from simple grantmaking solutions to custom developed platforms. The competition we face in the corporate giving/grantmaking and employee volunteering markets comes primarily from three sources: providers of end-to-end solutions that combine grant making and CSR functionality; providers of standalone CSR software; and providers of grants management software.
Larger companies that compete with us, such as Microsoft, Salesforce.com and Oracle, have greater marketing resources, revenue and market recognition than we do. They offer some products that are designed specifically for nonprofit organizations, in addition to some of their general products, which have a degree of functionality for nonprofit organizations that could be considered competitive. These larger companies could decide to focus more on the nonprofit sector with new, directly competitive products or through acquisitions of our current competitors.
Research and Development
We have made substantial investments in research and development and expect to continue to do so as a part of our strategy to introduce additional innovative solutions and services. As of December 31, 2015, we had 617 employees working on research and development. Our research and development expenses for 2015, 2014 and 2013 were $84.6 million, $77.2 million and $65.6 million, respectively, and our cash outlays for software development costs for 2015, 2014 and 2013 were $15.5 million, $8.5 million and $3.2 million, respectively. We plan to continue significantly investing in the innovation of our portfolio of solutions and services.

2015 Form 10-K	11

Blackbaud, Inc.

Technology and Architecture
Our new cloud technology, SKY, combines software defined infrastructure, leading edge development processes, and a micro service oriented architecture to deliver our next generation solutions, the first of which were Raiser's Edge NXT and Financial Edge NXT. Another component of SKY, SKY API, gives customers, partners and other application developers access to industry-standard, open, Representational State Transfer (or REST) APIs and a comprehensive set of resources that enable them to customize, integrate or extend functionality of our solutions. Additionally SKY UX, our open source user experience framework, increases the reach of our solutions by enabling developers to create interfaces that look and feel like ours by using the same user experience foundation as our engineers.
Other solutions, such as Blackbaud CRM, are built on the Microsoft.Net framework platform. These solutions are web-delivered applications utilizing an architecture built on internet standards and protocols such as HTTP, XML and SOAP. This architecture is designed to support on-premises and hosted application deployment scenarios. The applications expose web service application programming interfaces so that functionality and business logic can be accessed programmatically from outside the context of an interactive user application.
Each of our Luminate solutions, including Luminate Online, Luminate CRM and TeamRaiser, are cloud-based applications that are open and extensible and employ a multi-tenant architecture requiring only a web browser for customer access. Luminate Online and TeamRaiser share a common codebase and database, and are built on the Java runtime environment. Luminate CRM is built on the SalesForce.com platform.
Our version 7.x generation solutions (e.g. Raiser's Edge) utilize a three-tier customer server architecture built on the Microsoft Component Object Model, or COM.
Regardless of solution choice, our development strategies are designed to be:

•
Flexible. Our component-based architecture is programmable and easily customized by our customers without requiring modification of the source code, ensuring that the technology can be extended to accommodate changing demands of our customers and the market.

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

We will continue to license technologies from third parties that are integrated into certain of our solutions.
Intellectual Property and Other Proprietary Rights
To protect our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws in various jurisdictions, as well as employee and third-party nondisclosure agreements and confidentiality procedures. We have a number of registered trademarks, including “Blackbaud,” “Raiser's Edge NXT” and “Luminate.” We have applied for additional trademarks. We currently have two active patents on our technology, and have a total of three pending patent applications.
Employees
As of December 31, 2015, we had 3,095 employees, none of which are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.
Seasonality
For a discussion of seasonal variations in our business, see “Management’s discussion and analysis of financial conditions and results of operations — Seasonality” in Item 7 in this report.
Financial Information about Geographic Areas
For information about revenues by geographic region and long-lived assets by geographic region, please see Note 16 to our consolidated financial statements in this report. For a description of risks attendant to our non-U.S. operations, please see “Risk factors - If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer” in Item 1A in this report.

12	2015 Form 10-K

Blackbaud, Inc.

Working Capital
For a discussion of our working capital practices, see “Management’s discussion and analysis of financial conditions and results of operations — Liquidity and capital resources” in Item 7 in this report.
Available Information
Our website address is www.blackbaud.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC, but other information on our website is not incorporated into this report. The SEC maintains an Internet site that contains these reports at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of February 15, 2016:

Name	Age	Title
Michael P. Gianoni	55	President and Chief Executive Officer
Anthony W. Boor	53	Executive Vice President and Chief Financial Officer
Charles T. Cumbaa	63	Executive Vice President of Corporate and Product Strategy
Kevin W. Mooney	57	Executive Vice President and President, General Markets Business Unit
Brian E. Boruff	56	Executive Vice President and President, Enterprise Customer Business Unit
John J. Mistretta	60	Executive Vice President of Human Resources
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

Anthony W. Boor joined us as Executive Vice President (which position was previously designated as Senior Vice President) and Chief Financial Officer in November 2011 and served as our interim President and Chief Executive Officer from August 2013 to January 2014. Prior to joining us, he served as an executive with Brightpoint, Inc., a global provider of device lifecycle services to the wireless industry, beginning in 1999, most recently as its Executive Vice President, Chief Financial Officer and Treasurer. He also served as the interim President of Europe, Middle East and Africa during Brightpoint's significant restructuring of that region. Mr. Boor served as Director of Business Operations for Brightpoint North America from August 1998 to July 1999. Prior to joining Brightpoint, Mr. Boor was employed in various financial positions with Macmillan Computer Publishing, Inc., a Viacom owned book publishing company specializing in computer hardware and software related topics, Day Dream Publishing, Inc., a publishing company specializing in calendars, posters and time management materials, Ernst & Young LLP, an accounting firm, Expo New Mexico, a state-owned fair and expo grounds and live pari-mutual horse racing venue, KPMG LLP, an accounting firm, and Ernst & Whinney LLP, an accounting firm. He holds a BS in Accounting from New Mexico State University.

2015 Form 10-K	13

Blackbaud, Inc.

Charles T. Cumbaa has served as our Executive Vice President (which position was previously designated as Senior Vice President) of Corporate and Product Strategy since May 2012. He joined us in May 2001 and served as Senior Vice President of Products and Services until December 2009. He also served as our President, Enterprise Customer Business Unit from January 2010 to April 2012. Prior to joining us, Mr. Cumbaa was Executive Vice President with Intertech Information Management, a provider of document management solutions, from December 1998 until October 2000. From 1992 until 1998, he was President and Chief Executive Officer of Cognitech, Inc., a software company he founded. From 1984 to 1992 he was Executive Vice President of Sales and Services at Sales Technologies, a sales force automation company. Prior to that, he was employed by McKinsey & Company, a consulting firm. Mr. Cumbaa holds a BA from Mississippi State University and an MBA from Harvard Business School.

Kevin W. Mooney has served as our Executive Vice President (which position was previously designated as Senior Vice President) and President, General Markets Business Unit since January 2010. He joined us in July 2008 as our Chief Commercial Officer. Before joining Blackbaud, Mr. Mooney was a senior executive at Travelport GDS from August 2007 to May 2008. As Chief Commercial Officer of Travelport GDS, one of the world's largest providers of information services and transaction processing to the travel industry, Mr. Mooney was responsible for global sales, marketing, training, service and support activities. Prior to that he was Chief Financial Officer for Worldspan from March 2005 until it was acquired by Travelport in August 2007. Mr. Mooney has also held key executive positions in the telecommunications industry and he is a member of the Board of Directors of Level 3 Communications, Inc., a publicly traded global managed network services company. Mr. Mooney graduated from Seton Hall University and holds an MBA in Finance from Georgia State University.

Brian E. Boruff joined us as our Executive Vice President and President, Enterprise Customer Business Unit in May 2015. Prior to joining us, Mr. Boruff was the Vice President of Products, Platforms and Solutions at Infosys, a global provider of consulting technology and next-generation services, from June 2013 until April 2015. From May 2011 until June 2013 he was a Managing Director of Accenture, a global management consulting and technology services company. From January 2009 until May 2011, Mr. Boruff was the Global Vice President of Cloud Computing and Emerging Technologies at CSC, a global provider of information technology services and solutions. Prior to that, Mr. Boruff spent 15 years at Microsoft, a platform and productivity company, from July 1993 until September 2008 where he held various domestic and international executive roles as well as client-facing software sales and services roles. Mr. Boruff holds a BA in Computer Science and Biochemistry from the University of Tennessee.

John J. Mistretta joined us as our Executive Vice President (which position was previously designated as Senior Vice President) of Human Resources in August 2005. Prior to joining us, Mr. Mistretta was an Executive Vice President of Human Resources and Alternative Businesses at National Commerce Financial Corporation, a financial services company, from 1998 to 2005. Earlier in his career, Mr. Mistretta held various senior Human Resources positions over a thirteen-year period at the banking firm Citicorp. He also serves as a board member for YEScarolina, a local nonprofit dedicated to teaching youth the principles of entrepreneurship and free enterprise. Mr. Mistretta holds a MS in Counseling and a BA in Psychology from the State University of New York at Oswego.
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

•	Software developers offering general products not designed to address specific needs of organizations in the philanthropic community.

14	2015 Form 10-K

Blackbaud, Inc.

The companies we compete with and other potential competitors may have greater financial, technical and marketing resources and generate greater revenue and better name recognition than we do. Also, a large diversified software enterprise could decide to enter the market directly, including through acquisitions. Competitive pressures can adversely impact our business by limiting the prices we can charge our customers and making the adoption and renewal of our solutions more difficult.
Our competitors might also establish or strengthen cooperative relationships with resellers and third-party consulting firms or other parties with whom we have had relationships, thereby limiting our ability to promote our solutions. These competitive pressures could cause our revenue and market share to decline.
A substantial portion of our revenue is currently derived from Raiser's Edge, Raiser's Edge NXT, Luminate Online, Blackbaud CRM, Financial Edge and Financial Edge NXT, and a decline in sales or renewals of these or similar solutions and related services could harm our business.
We derive a substantial portion of our revenue from the sale of Raiser's Edge, Raiser's Edge NXT, Luminate Online, Blackbaud CRM, Financial Edge and Financial Edge NXT, and other solutions that help customers manage constituent relationships and related services, and we expect revenue from these solutions and related services to continue to account for a substantial portion of our total revenue for the foreseeable future. If renewal rates for these solutions are lower than expected for any reason, our operating results would be materially and adversely affected. In addition, we frequently sell these or similar solutions to new customers and then attempt to generate incremental revenue from the sale of additional solutions and services. If demand for Raiser's Edge, Raiser's Edge NXT, Luminate Online, Blackbaud CRM, Financial Edge, Financial Edge NXT or similar solutions declines significantly, our business would suffer.
We encounter lengthy sales cycles, which could have an adverse effect on the amount, timing and predictability of our revenue and sales.
Sales of our software solutions to our larger enterprise customers often require an extensive education and marketing effort. We could expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Historically, our software solution sales cycle averages approximately two months for sales to existing customers and from six to nine months for sales to new customers. Our sales cycle for all of our solutions and services is subject to significant risks and delays over which we have little or no control, including:

•	Our customers' budgetary constraints;

•	The impact of the macroeconomic environment on our customers; and

•	The timing and expiration of our customers' current arrangements for similar services.
We encounter long and complex implementation cycles, particularly for our largest customers, which could have an adverse effect on our profitability and the timing and predictability of our revenue.
The implementation of our solutions and services, particularly in our large CRM engagements, frequently involves complex configuration, business process reengineering and system interfaces and can extend for a year or more. Our Blackbaud CRM solution offerings are complex and we may experience unanticipated implementation challenges or complexities in these engagements. Further, these projects typically are heavily dependent on customer participation, communication and timely responsiveness throughout the implementation cycle. As the complexity of these engagements increases, our revenues and profitability could suffer from delays in project completion and having to perform unplanned incremental services at rates substantially below our normal hourly rates or make investments in the form of non-billable service hours or other concessions. In certain arrangements, our ability to recognize revenue may be delayed until acceptance of the implemented solution by the customer. If we are unsuccessful in implementing our solutions or if we experience delays, it could have a material adverse effect on our profitability and the timing and predictability of our revenue.

2015 Form 10-K	15

Blackbaud, Inc.

Because a significant portion of our revenue is recognized ratably over the terms of the contract, downturns in sales may not be immediately reflected in our revenue.
We recognize our maintenance and subscriptions revenue monthly over the term of the customer agreement. Most of our maintenance arrangements are for a one year term. Our subscription arrangements are typically either for a one year term or a three year term. As a result, much of the revenue we report in each quarter is attributable to arrangements entered into during previous quarters. Consequently, a decline in sales to new customers, renewals by existing customers or market acceptance of our solutions in any one quarter will not necessarily be fully reflected in the revenues in that quarter and will negatively affect our revenues and profitability in future quarters.

If our customers do not renew their annual maintenance and support arrangements or subscriptions for our solutions or if they do not renew them on terms that are favorable to us, our business might suffer.
Most of our maintenance arrangements are for a one-year term. Our subscription arrangements are typically either for a one year term or a three year term. As the end of the annual period approaches, we seek the renewal of the agreement with the customer. Historically, maintenance and subscriptions renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support arrangements or subscriptions with us on beneficial terms or at all, our business, operating results and financial condition could be harmed. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions and services and their ability to continue their operations and spending levels.
We might not generate increased business from our current customers, which could limit our revenue in the future.
Our ability to grow revenue is highly dependent on the success of our efforts to sell additional solutions and services to our existing customers. Many of our customers initially make a purchase of only one or a limited number of our solutions or only for a single department within their organization. These customers might choose not to expand their use of or make additional purchases of our solutions and services. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or even decrease. In addition, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current customers could choose not to purchase these new offerings.
The offering of our solutions on a subscription basis and demand by our customers for these offerings are increasing. Our failure to manage this demand could lead to lower than expected revenues and profits.
In recent years, much of our revenue growth was derived from increased cloud-based subscription offerings. This business model depends heavily on achieving economies of scale because the initial upfront investment is costly and the associated revenue is recognized on a ratable basis, such as our Raiser's Edge NXT and Financial Edge NXT solutions, which became generally available in 2015. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate demand for the subscription software pricing models, then we could encounter substantial capital expenditures, a reduction in profitability, a decrease in revenue growth and could become less competitive. The additional investments required to meet customer demand could increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.
Defects, delays or interruptions in our cloud-based solutions and hosting services could diminish demand for these services and subject us to substantial liability.
We currently utilize data center hosting facilities to provide cloud-based solutions to our subscription customers and hosting services to our on-premises license customers. Any damage to, or failure of, our data center systems generally could result in interruptions in service to our customers, notwithstanding any disaster recovery agreements that may currently be in place at these facilities. Because our cloud-based solutions and hosting service offerings are complex, and we have incorporated a variety of new computer hardware and software systems at our data centers, our services might have errors or defects that users identify after they begin using our services. This could result in unanticipated downtime for our customers and harm to our reputation and business. Internet-based services sometimes contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our web-based services and new errors might again be detected in the future. In addition, our customers might use our Internet-based offerings in unanticipated ways that cause a disruption in service for other customers attempting to access their data.

16	2015 Form 10-K

Blackbaud, Inc.

Because our customers use these services for important aspects of their businesses, any defects, delays or disruptions in service or other performance problems with our services could hurt our reputation and damage our customers' businesses. If that occurs, customers could elect to cancel their service, delay or withhold payment to us, not purchase from us in the future or make claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. Any of these could harm our business and reputation.
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
After the release of our software, defects or errors may also be identified from time to time by our internal team and our customers. The costs incurred in correcting any material defects or errors in our software may be substantial and could harm our operating results. Furthermore, our customers may use our software together with solutions from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our solution development efforts, impact our reputation and cause significant customer relations problems.
Our failure to obtain licenses for third-party technologies could harm our business.
We expect to continue licensing technologies from third parties, including applications used in our research and development activities, technologies which are integrated into our solutions and solutions that we resell. We believe that the loss of any third-party technologies currently integrated into our solutions could have a material adverse effect on our business. Our inability in the future to obtain any third-party licenses on commercially reasonable terms, or at all, could delay future solution development until equivalent technology can be identified, licensed or developed and integrated. This inability in turn could harm our business and operating results. Our use of third-party technologies exposes us to increased risks including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs.
The market for software and services for nonprofit, charitable giving and educational organizations might not grow and these organizations might not continue to adopt our solutions and services.
Many nonprofit organizations have not traditionally used integrated and comprehensive software and services for their nonprofit-specific needs. We cannot be certain that the market for such solutions and services will continue to develop and grow or that nonprofit organizations will elect to adopt our solutions and services rather than continue to use traditional, less automated methods, attempt to develop software internally, rely upon legacy software systems, or use software solutions not specifically designed for the nonprofit market. Nonprofit organizations that have already invested substantial resources in other fundraising methods or other non-integrated software solutions might be reluctant to adopt our solutions and services to supplement or replace their existing systems or methods. In addition, the implementation of one or more of our core software solutions can involve significant time and capital commitments by our customers, which they may be unwilling or unable to make. If demand for and market acceptance of our solutions and services does not increase, we might not grow our business as we expect.
If we are unable, or our customers believe we are unable, to detect and prevent unauthorized use of payment card information and safeguard confidential donor data, we could be subject to financial liability, our reputation could be harmed and customers may be reluctant to use our solutions and services.
The rules of payment card associations in which we participate require that we comply with Payment Card Industry Data Security Standard ("PCI DSS") in order to preserve security of payment card data. Under PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of payment card data to help prevent card fraud. Conforming our solutions and services to PCI DSS or other payment services related regulations or requirements imposed by payment networks or our customers or payment processing partners is expensive and time-consuming. However, failure

2015 Form 10-K	17

Blackbaud, Inc.

to comply may subject us to fines, penalties, damages and civil liability, may impair the security of payment card data in our possession, and may harm our reputation and our business prospects, including by limiting our ability to process transactions. All of our solutions are currently certified as compliant with the Payment Application Data Security Standard, which is a subset of the requirements for PCI DSS. However, currently some of our solutions are not fully compliant with PCI DSS.
If the security of our software is breached, we fail to securely collect, store and transmit customer information, or we fail to safeguard confidential donor data, we could be exposed to liability, litigation, penalties and remedial costs and our reputation and business could suffer.
Fundamental to the use of our solutions is the secure collection, storage and transmission of confidential donor and end user data and transaction data, including in our payment processing business. Despite, the network and application security, internal control measures, and physical security procedures we employ to safeguard our systems, we may still be vulnerable to a security breach, intrusion, loss or theft of confidential donor data and transaction data, which may harm our business, reputation and future financial results.
Despite our efforts to combat such threats, computer hackers may attempt to penetrate or bypass our data protection and other security measures and gain unauthorized access to our networks, systems and data or compromise the confidential data of our customers and their donors. Computer hackers may be able to develop and deploy computer viruses, worms, and other malicious software programs that could attack our solutions and services, exploit potential security vulnerabilities of our solutions and services, create system disruptions and cause shutdowns or denials of service. Data may also be accessed or modified improperly as a result of employee or supplier error or malfeasance and third parties may attempt to fraudulently induce employees or customers into disclosing confidential and sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’ data or our IT systems. Also, computers, including those that use our software, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of or unauthorized access to data. These risks for us will increase as we continue to grow our cloud-based offerings and services, store and process increasingly large amounts of our customers’ confidential data, host or manage parts of our customers’ business in cloud-based IT environments and grow our payment processing business, especially in customer sectors involving particularly sensitive data such as health sciences, financial services and the government, or where personal information is transferred internationally. We also have an active acquisition program and have acquired a number of companies, solutions, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to our acquisitions, we may still inherit such risks when we integrate these acquisitions within our business.
A compromise of our data security that results in customer or donor personal or payment card data being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity and could result in litigation against us or the imposition of penalties. We might be required to expend significant capital and other resources to protect further against security breaches or to rectify problems caused by any security breach, including notification under data privacy laws and regulations and expenses related to remediating our information security systems. Even though we carry cyber-technology insurance policies that may provide insurance coverage under certain circumstances, we might suffer losses as a result of a security breach that exceed the coverage available under our insurance policies or for which we do not have coverage. A security breach and any efforts we make to address such breach could also result in a disruption of our operations, particularly our online sales operations.
Further, the existence of vulnerabilities, even if they do not result in a security breach, may harm client confidence and require substantial resources to address, and we may not be able to discover or remedy such security vulnerabilities before they are exploited, which may harm our business, reputation and future financial results.
Privacy and data protection concerns, including evolving government regulation in the area of consumer data privacy or data protection, could adversely affect our business and operating results.
The effectiveness of our software solutions relies on our customers' storage and use of data concerning their customers, including financial, personally identifying or other sensitive data. Our customers' collection and use of this data for donor profiling, data analytics or communications outreach might raise privacy and data protection concerns and negatively impact the demand for our solutions and services. For example, our custom modeling and analytical services, including ProspectPoint, WealthPoint and donorCentrics, rely heavily on processing and using of data we gather from customers

18	2015 Form 10-K

Blackbaud, Inc.

and various sources. Privacy and data protection laws could restrict or add regulatory and compliance processes to our ability to market and profit from those services.
Governments in some jurisdictions have enacted or are considering enacting consumer data privacy or data protection legislation, including laws and regulations applying to the solicitation, collection, transfer, processing and use of personal data. This legislation could reduce the demand for our software solutions if we fail to design or enhance our solutions to enable our customers to comply with the privacy and data protection measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer privacy or data protection legislation. For example, we must comply with applicable provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and might be subject to similar provisions of the Gramm-Leach-Bliley Act and related regulations. Even technical violations of these laws may result in penalties that are assessed for each non-compliant transaction.

HIPAA (including the Health Information Technology for Economic and Clinical Health Act and associated United States Department of Health and Human Services regulations) permits our customers in the healthcare industry to use certain limited information for fundraising purposes and to disclose that limited subset of protected health information to their service providers (referred to as "business associates" under HIPAA) for fundraising if certain requirements are met. Except as specifically permitted under HIPAA, customers in the healthcare industry (i) may not reveal additional healthcare information for fundraising purposes unless they have specific written permission from the patient, and (ii) must provide their patients with the ability to opt out of fundraising activities.

Under HIPAA, business associates are required to protect the privacy and security of healthcare information received from a customer in the healthcare industry. We believe that we comply with those requirements where applicable. Further, we contractually require our healthcare industry customers to comply with their own obligations under HIPAA related to fundraising, but we do not monitor our customers for compliance as we believe monitoring is not legally required and would be cost prohibitive. The regulations and enforcement environment under HIPAA are continuing to evolve and could require additional compliance measures requiring further investment by us.

If our customers or we were found to be subject to and in violation of any privacy or data protection laws or regulations, our business may be materially and adversely impacted and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on our customers and us and make it more difficult for donors to make online donations.

We are in the information technology business, and our solutions and services store, retrieve, transfer, manipulate and manage our customers’ information and data. The effectiveness of our software solutions relies on our customers’ storage and use of data concerning their donors, including financial, personally identifying and other sensitive data and our business uses similar systems that require us to store and use data with respect to our customers and personnel. Our collection and our customers’ collection and use of this data might raise privacy and data protection concerns and negatively impact our business or the demand for our solutions and services. If a breach of data security were to occur, or other violation of privacy or data protection laws and regulations were to be alleged, our business may be materially and adversely impacted and solutions may be perceived as less desirable, which would negatively affect our business and operating results.
If we fail to respond to technological changes and successfully introduce new and improved solutions, our competitive position may be harmed and our business may suffer.
The introduction of solutions encompassing new technologies can render existing solutions obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to continue to enhance existing solutions and develop and introduce in a timely manner or acquire new solutions that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. If we are unable to develop or acquire on a timely and cost-effective basis new software solutions or enhancements to existing solutions or if such new solutions or enhancements do not achieve market acceptance, our business, results of operations and financial condition may be materially adversely affected.

2015 Form 10-K	19

Blackbaud, Inc.

Because competition for highly qualified personnel is intense, we might not be able to attract and retain key personnel needed to support our planned growth.
To meet our objectives successfully, we must attract and retain highly qualified personnel with specialized skill sets. If we are unable to attract suitably qualified management, there could be a material adverse impact on our business. In addition, to execute our continuing growth plans, we need to increase the size and maintain the quality of our sales force, software development staff and our professional services organization. Competition for qualified personnel can be intense, and we might not be successful in attracting and retaining them. The pool of qualified personnel with experience working with or selling to nonprofit, charitable giving and educational organizations is limited overall and specifically in Charleston, South Carolina, where our principal office is located. Our ability to maintain and expand our sales, solution development and professional services teams will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to, and the specific needs of, nonprofit, charitable giving and educational organizations. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our solutions and services, we could experience a shortfall in revenue or earnings and not achieve our planned growth.
Further, in the past, we have used equity incentive programs as part of our overall employee compensation agreements to both attract and retain personnel. A decline in our stock price could negatively impact the value of these equity incentive and related compensation programs as retention and recruiting tools. We may need to create new or additional equity incentive programs and/or compensation packages to remain competitive, which could be dilutive to our existing stockholders and/or adversely affect our results of operations.
If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer.
We currently have non-U.S. operations in Canada, the United Kingdom, Ireland, Australia and New Zealand, and we intend to expand further into international markets. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors.
If we are unable to grow our international operations in a cost-effective and timely manner, our business and operating results could be harmed. Doing business internationally involves additional risks that could harm our operating results, including, without limitation:

•	Differing technology standards;

•	Imposition of currency exchange controls;

•	Potentially adverse tax consequences;

•	Reduced protection for intellectual property rights in certain countries;

•	Compliance with multiple conflicting and changing governmental laws and regulations;

•	Seasonal reductions in business activity specific to certain markets;

•	Restrictions on repatriation of earnings;

•	Differing labor regulations;

•	Differing accounting rules and practices;

•	Restrictive and varying privacy regulations in different countries, particularly in the European Union;

•	Restrictions on the export of technologies such as data security and encryption; and

•	Import and export restrictions and tariffs.
We expect that an increasing portion of our international revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. If we expand our international operations, exposures to gains and losses on foreign currency transactions may increase.

20	2015 Form 10-K

Blackbaud, Inc.

Acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.
As part of our business strategy, we have made acquisitions in the past. The successful integration of acquired companies requires, among other things, coordination of various departments, including solution development, engineering, sales and marketing and finance, as well as integration in our system of internal controls. Acquisitions and investments involve numerous risks, including, without limitation:

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
The success of our acquisitions will depend in part on our ability to retain their engineering, sales, marketing, development and other personnel. It is possible that these employees might decide to terminate their employment. If key employees terminate their employment, the sales, marketing or development activities of acquired companies might be adversely affected, our management's attention might be diverted from successfully integrating the acquired operations to hiring suitable replacements and, as a result, our business might suffer.
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
If we incur additional debt, these risks may intensify. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

2015 Form 10-K	21

Blackbaud, Inc.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets could negatively affect our operating results.
As of December 31, 2015, we had $436.4 million and $294.7 million of goodwill and intangible assets, respectively. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of an asset is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. Changes in circumstances that could indicate that the carrying value of goodwill or intangible assets may not be recoverable include declines in our stock price, market capitalization, cash flows and slower growth rates in our industry. We cannot accurately predict the likelihood or potential amount and timing of any impairment of goodwill or other intangible assets. An impairment of a significant portion of goodwill or intangible assets could materially and negatively affect our results of operations and financial condition.
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
Our quarterly revenue and results of operations are difficult to forecast. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter-to-quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful and that such comparisons might not be accurate indicators of future performance. The reasons for these fluctuations include but are not limited to:

•	Changes in general economic conditions and conditions in the markets we serve;

•	Costs related to acquisitions of technologies or businesses;

•	The growth rates of certain market segments in which we compete;

•	Market acceptance of new solutions we release or acquire;

•	The amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	Budget and spending decisions by our customers;

•	The size and timing of sales of our software, including the relatively long sales cycles associated with many of our larger software sales;

•	The degree of judgment required to estimate large consulting service engagements;

•	Scheduling considerations by our customers as they impact the delivery of purchased services;

•	Varying accounting treatments based upon the facts and circumstances of each arrangement;

•	Utilization of our professional services personnel;

•	Changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	The rate of expansion and productivity of our sales force and the impact of reorganizations of our sales force;

•	Technical difficulties or interruptions in our service;

•	Changes in foreign currency exchange rates;

22	2015 Form 10-K

Blackbaud, Inc.

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
Our customers and we are subject to a wide variety of tax laws and regulations in jurisdictions around the world. New or revised income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to our customers or us. Any changes to these existing tax laws could adversely affect our domestic and international business operations, and our business and financial performance. Additionally, these events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require our customers or us to pay fines and/or penalties and interest for past amounts deemed to be due. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers' and our compliance, operating and other costs, as well as the costs of our solutions. Any or all of these events could adversely impact our business and financial performance.

2015 Form 10-K	23

Blackbaud, Inc.

We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a charge against our earnings.
As of December 31, 2015, we had deferred tax assets of $55.4 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. This could be caused by, among other things, deterioration in performance, loss of key contracts, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors. If a deferred tax asset was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made. Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely affected.
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
We may in the future be subject to claims that our technologies in our solutions and services infringe upon the intellectual property or other proprietary rights of a third party. In addition, the vendors providing us with technology that we use in our own technology could become subject to similar infringement claims. Although we believe that our solutions and services do not infringe any intellectual property or other proprietary rights, we cannot be certain that our solutions and services do not, or that they will not in the future, infringe intellectual property or other proprietary rights held by others. Any claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts, or obtain a license to continue to use the solutions and services that are the subject of the claim, and/or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license on commercially reasonable terms from the third party asserting any particular claim, or that we would be able to successfully develop alternative technology on a timely basis, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the solutions and services. In addition, we generally provide in our customer arrangements for certain solutions and services that we will indemnify our customers against third-party infringement claims relating to technology we provide to those customers, which could obligate us to pay damages if the solutions and services were found to be infringing. Infringement claims asserted against us, our vendors or our customers may have a material adverse effect on our business, prospects, financial condition and results of operations.
Our solutions utilize open source software, which may subject us to litigation, require us to re-engineer our solutions, or otherwise divert resources away from our development efforts.
We use open source software in connection with certain of our solutions. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “BSD-style” licenses and other open source licenses.  There is little legal precedent governing the interpretation of many of the terms of some of these licenses, and therefore the potential impact of these terms on our business is currently unable to be determined and may result in unanticipated obligations regarding our solutions and technologies. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to litigation by parties claiming ownership of open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their own software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business.

24	2015 Form 10-K

Blackbaud, Inc.

We rely upon trademark, copyright, patent and trade secret laws to protect our proprietary rights, which might not provide us with adequate protection.
Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology rights. We might not be successful in protecting our proprietary technology and our proprietary rights might not provide us with a meaningful competitive advantage. To protect our core proprietary technology, we rely on a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure agreements, each of which affords only limited protection. We have no patent protection for Raiser's Edge, which is one of our core solutions and responsible for a significant portion of our revenue. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition.
In addition, the laws of some foreign countries do not protect our proprietary rights in our solutions to the same extent as do the laws of the United States. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our solutions is difficult, and litigation could become necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, and could result in substantial diversion of management attention and resources and materially harm our business, financial condition and results of operations.
Increasing and evolving government regulation could affect our business.
We are subject to numerous laws and regulations applicable to businesses generally as well as laws and regulations directly applicable to electronic commerce and payment processing. State, federal and foreign governments may adopt new laws and regulations or modify existing laws and regulations applicable to our business. Any such new or modified legislation or regulation could dampen the growth and decrease the acceptance of the Internet and online commerce. If such a decline occurs, companies may decide in the future not to use our solutions and services. Any new or modified laws or regulations in the following areas, among others, could negatively affect our business:

•	User privacy;

•	Payment processing and related interchange rates;

•	Merchant surcharge limits;

•	Taxation of foreign earnings; and

•	Consumer protection, including the potential application of “do not call” registry requirements on our customers and consumer backlash in general to direct marketing efforts of our customers.
Pending and enacted legislation at the state and federal levels, including those related to fundraising activities and payment processing, may also restrict further our information gathering and disclosure practices, for example, by requiring us to comply with extensive and costly registration, reporting or disclosure requirements. Any substantial increase in government regulation affecting our business, or any failure to comply with existing regulations, could require substantial investments to achieve compliance, which could adversely affect our operating results and financial condition.
General economic factors, both domestically and internationally, might adversely affect our financial performance.
General economic conditions, globally or in one or more of the markets we serve, might adversely affect our financial performance. Weakness in the financial and housing markets, inflation, higher levels of unemployment, unavailability of consumer credit, higher consumer debt levels, volatility in credit, equity and foreign exchange markets, higher tax rates and other changes in tax laws, overall economic slowdowns and other economic factors could adversely affect donations to nonprofits, reducing their revenue and, therefore, possibly their demand for the solutions and services we sell and lengthen our sales and payment cycles. In addition, these adverse economic conditions could reduce charitable transactions executed through our payments platform, which would adversely affect our revenue and net income. Higher interest rates, inflation, higher costs of labor, insurance and healthcare, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States could increase our cost of sales and operating, selling, general and administrative expenses and otherwise adversely affect our operations and operating results. These conditions could affect not only our operations, but also the operations of suppliers from whom we purchase or license solutions and services, which could result in an increase in the cost to us of our solutions and services, reducing our margins. These

2015 Form 10-K	25

Blackbaud, Inc.

factors also affect our customers who may reduce their purchasing of our solutions due to the adverse effects of certain economic factors.
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
Item 1B. Unresolved staff comments
None.
Item 2. Properties
We lease our headquarters in Charleston, South Carolina which consists of approximately 218,000 square feet. The lease on our Charleston headquarters expires in October 2024, and we have the option for two 5-year renewal periods. We also lease additional office space in Charleston, South Carolina; Austin, Texas; Indianapolis, Indiana; Cambridge, Massachusetts; Washington D.C.; San Diego and Emeryville, California; Overland Park, Kansas; Lincoln, Nebraska; Miami, Florida; Bedford, New Hampshire; Edina, Minnesota; New York, New York; Middlesex, New Jersey; Glasgow, Scotland; Dublin, Ireland; London, England; Brisbane, Australia; and Sydney, Australia. We believe that our properties are in good operating condition and adequately serve our current business operations for all of our business segments. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
Item 3. Legal proceedings
From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.
Item 4. Mine safety disclosures
Not applicable.

26	2015 Form 10-K

Blackbaud, Inc.

PART II.
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

	Common Stock Market Prices
	High	Low	Dividends Declared
Fiscal year ended December 31, 2015
Fourth quarter	$67.54	$56.17	$0.12
Third quarter	63.73	54.10	0.12
Second quarter	59.67	47.39	0.12
First quarter	47.45	42.00	0.12
Fiscal year ended December 31, 2014
Fourth quarter	$45.86	$37.38	$0.12
Third quarter	40.99	33.62	0.12
Second quarter	36.33	29.42	0.12
First quarter	38.84	29.99	0.12
As of February 8, 2016, there were approximately 144 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record. On February 8, 2016, the closing price of our common stock was $51.50.

2015 Form 10-K	27

Blackbaud, Inc.

Stock Performance Graph
The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The graph covers the most recent five-year period ending December 31, 2015. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2010, and that all dividends are reinvested.

December 31,	2010	2011	2012	2013	2014	2015
Blackbaud, Inc.	$100.00	$108.97	$91.50	$153.20	$178.39	$274.57
NASDAQ Composite Index	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Computer & Data Processing Index	100.00	100.83	108.27	165.81	190.41	224.42

28	2015 Form 10-K

Blackbaud, Inc.

Common Stock Acquisitions and Repurchases
The following table provides information about shares of common stock acquired or repurchased during the three months ended December 31, 2015. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, October 1, 2015				$50,000
October 1, 2015 through October 31, 2015	845	$64.01	—	50,000
November 1, 2015 through November 30, 2015	105,920	62.67	—	50,000
December 1, 2015 through December 31, 2015	—	—	—	50,000
Total	106,765	$62.70	—	$50,000

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
In accordance with this dividend policy, we paid quarterly dividends at an annual rate of $0.48 per share in 2015 and 2014, resulting in aggregate dividend payments to stockholders of $22.5 million and $22.1 million in 2015 and 2014, respectively. In February 2016, our Board of Directors approved an annual dividend rate of $0.48 per share for 2016. We declared a first quarter dividend of $0.12 per share payable on March 15, 2016, to stockholders of record on February 26, 2016, and currently intend to pay quarterly dividends at an annual rate of $0.48 per share of common stock for each of the remaining fiscal quarters in 2016.
Dividends on our common stock will not be cumulative. Consequently, if dividends on our common stock are not declared and/or paid at the targeted level, our stockholders will not be entitled to receive such payments in the future. We are not obligated to pay dividends, and as described more fully below, our stockholders might not receive any dividends as a result of the following factors:

•	Our credit facility limits the amount of dividends we are permitted to pay;

•	Our Board of Directors could decide to reduce dividends or not to pay dividends at all, at any time and for any reason;

•	The amount of dividends distributed is subject to state law restrictions (as discussed below); and

•	We might not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements and anticipated cash needs.

Assumptions and Considerations
We estimate that the cash necessary to fund dividends on our common stock for 2016 at an annual rate of $0.48 per share is approximately $22.6 million (assuming 47.0 million shares of common stock are outstanding, net of treasury stock).
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

2015 Form 10-K	29

Blackbaud, Inc.

repurchase program will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. We might not purchase any shares of common stock and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, to cancel the stock repurchase program.
We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2016, including dividends and purchases under our stock repurchase program. See “Management’s discussion and analysis of financial conditions and results of operations — Liquidity and capital resources” in Item 7 in this report.
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
We have estimated our dividend only for 2016, and we cannot assure our stockholders that during or following 2016 we will pay dividends at the estimated levels, or at all except with regard to dividends previously declared by the Board of Directors but not yet paid. We are not required to pay dividends and our Board of Directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our Board of Directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Over time, our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.
We believe that our dividend policy could limit, but not preclude, our ability to pursue growth as we intend to retain sufficient cash after the distribution of dividends to permit the pursuit of growth opportunities. In order to pay dividends at the level currently anticipated under our dividend policy and to fund any substantial portion of our stock repurchase program, we could require financing or borrowings to fund any significant acquisitions or to pursue growth opportunities requiring capital significantly beyond our anticipated levels. Management will evaluate potential growth opportunities as they arise and, if our Board of Directors determines that it is in our best interest to use cash that would otherwise be available for distribution as dividends to pursue an acquisition opportunity, to materially increase capital spending or for some other purpose, the Board would be free to depart from or change our dividend policy at any time.
Restrictions on Payment of Dividends
Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2015, we had $15.4 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2016 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2016, our Board of Directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.
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

30	2015 Form 10-K

Blackbaud, Inc.

Item 6. Selected financial data
The selected financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” in Item 7 in this report and our financial statements and the related notes included elsewhere in this report to fully understand factors, including our business acquisitions and dispositions as well as presentation of certain of our subscriptions revenues and costs on a gross basis effective October 2013, that may affect the comparability of the information presented below.
The following data, insofar as it relates to each of the years ended December 31, 2015, 2014 and 2013, has been derived from the audited annual financial statements, including the consolidated balance sheets at December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for the three years ended December 31, 2015, 2014 and 2013 and notes thereto in Item 8 of this report. The following data, insofar as it relates to each of the years ended December 31, 2012 and 2011, and the consolidated balance sheets as of December 31, 2013, 2012 and 2011 are derived from audited financial statements not included in this report.

	Year ending December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
SUMMARY OF OPERATIONS
Total revenue	$637,940	$564,421	$503,817	$447,419	$370,868
Total cost of revenue	304,631	273,438	232,663	202,460	157,194
Gross profit	333,309	290,983	271,154	244,959	213,674
Total operating expenses	286,597	244,619	219,612	225,524	162,746
Income from operations	46,712	46,364	51,542	19,435	50,928
Net income	25,649	28,290	30,472	6,583	33,220
PER SHARE DATA
Basic net income	$0.56	$0.63	$0.68	$0.15	$0.76
Diluted net income	0.55	0.62	0.67	0.15	0.75
Cash dividends	0.48	0.48	0.48	0.48	0.48
BALANCE SHEET DATA
Total assets	$1,223,853	$943,183	$706,610	$705,747	$392,590
Deferred revenue, including current portion	237,335	221,274	190,574	185,018	163,437
Total debt, including current portion	408,604	280,571	152,908	215,500	—
Total long-term liabilities	446,967	336,263	188,384	246,368	12,547

2015 Form 10-K	31

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 1A Risk factors and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis presents financial information denominated in millions of dollars which can lead to differences from rounding when compared to similar information contained in the consolidated financial statements and related notes which are primarily denominated in thousands of dollars. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current view with respect to future events and financial performance and are subject to risks and uncertainties, including those set forth under “Item 1A. Risk factors” and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results. Except as required by law, we do not intend, and undertake no obligation to revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Executive summary
We are a leading provider of software and services for the global philanthropic community. We offer a full spectrum of cloud-based and on-premises software solutions, as well as a resource network that empowers and connects organizations of all sizes. Our portfolio of software and services support nonprofit fundraising and relationship management, digital marketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility, and education. As of December 31, 2015, we had approximately 35,000 active customers including nonprofits, K-12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations.
We derive revenue from charging subscription fees for the use of our cloud-based solutions, selling perpetual software licenses and providing a broad offering of services, including consulting, training, installation and implementation services, as well as ongoing customer support and maintenance. Furthermore, we derive revenue from providing hosting services, providing transaction and payment processing services and from providing analytic services including performing donor prospect research engagements, benchmarking studies, data modeling services and selling lists of potential donors. We have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing solution portfolio and the sale of these services to new and existing customers.
During 2014, we introduced and began executing on a five point growth strategy. In 2015, these strategies evolved to account for progress to date and future outlook and are as follows:

1.	Integrated and Open Solutions in the Cloud
We will continue to transition our business to predominantly serve customers through a subscription-based cloud delivery model, enabling lower cost of entry, greater scalability and lower total cost of ownership to our customers. There is a concerted effort underway to optimize our portfolio of solutions and integrate powerful capabilities — such as built in data, analytics, payment processing and tailored user-specific experiences — to bring even greater value and performance to our customers. In 2015, we announced the general availability of Raiser's Edge NXT, Financial Edge NXT, and we introduced Blackbaud SKY, which is our new, innovative cloud technology architecture for the global philanthropic community.

2.	Drive Sales Effectiveness
We are making investments to increase the effectiveness of our sales organization, to expand our direct sales and customer success teams and to introduce indirect sales with the announcement of a value added reseller ("VAR") program, launching in 2016.

3.	Expand TAM into Near Adjacencies with Acquisitions
We will continue to evaluate compelling opportunities to acquire companies, technologies and/or services. We will be guided by our acquisition criteria for considering attractive assets, which expand our total addressable market, provide entry into new and near adjacencies, accelerate our shift to the cloud, accelerate revenue growth, are accretive to margins and present synergistic opportunities.

4.	Streamline Operations
We have largely completed the installations of single best-in-breed back-office solutions to standardize operations utilizing scalable tools and systems. Our focus is now shifting towards operational excellence and quality initiatives focused on streamlining processes to gain efficiency and scalability.

32	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

5.	Execute our 3-Year Margin Improvement Plan
In 2014, we implemented a 3-year operating margin improvement plan designed to increase our operating effectiveness and efficiency and improve non-GAAP operating margins 300 to 600 basis points on a constant currency basis from our 2014 baseline of 17.5%, by the time we exit 2017.
We plan to continue making investments in our solution portfolio and go-to-market organization to ensure we are well positioned to benefit from shifts in the market, including demand for our cloud-based subscription offerings, which we expect will drive higher long-term revenue growth. We plan to continue making investments in the infrastructure that supports these offerings as well as certain other solution development initiatives including further expansion of our payment processing and analytics services. As we execute on our five key growth initiatives to strengthen our market leadership position, we also plan to focus on achieving scalability of our operations, while attaining our targeted level of profitability.
We completed our acquisition of Smart Tuition in October 2015 for $187.8 million in cash, net of closing adjustments. Smart Tuition is a leading provider of payment software and services for private schools and parents. The acquisition of Smart Tuition further expanded our offerings in the K-12 technology sector. We drew down a $186.0 million revolving credit loan under the 2014 Credit Facility to finance the acquisition of Smart Tuition. Additionally, we completed our acquisitions of WhippleHill and MicroEdge in June 2014 and October 2014, respectively. We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing 2015, 2014 and 2013. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of acquired companies.
In May 2015, we completed the sale of Customer Technology B.V. ("RLC"), a formerly wholly-owned entity based in the Netherlands, as discussed in Note 18 of our consolidated financial statements in this report. The sale resulted in a loss of $2.0 million, which negatively impacted net income for 2015. We continue to sell and support many of our offerings to customers in the Netherlands either directly through our other foreign subsidiaries or through the use of partnerships, which we view as a better approach for serving that market.

Total revenue

Years ended December 31,
(dollars in millions)	2015(1)	Change	2014(2)
Total revenue	$637.9	13.0%	$564.4

(1)
Included in total revenue for 2015 was $31.9 million and $8.5 million attributable to the inclusion of MicroEdge and Smart Tuition, respectively. WhippleHill also positively impacted total revenue for 2015.

(2)	Included in total revenue for 2014 was $4.5 million and $5.8 million attributable to the inclusion of WhippleHill and MicroEdge, respectively.
Excluding the impact of acquisitions noted above, our revenue growth during 2015 was primarily driven by growth in subscriptions revenue as our business model continues to shift towards providing predominantly cloud-based subscription solutions. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments. Excluding the impact of MicroEdge, maintenance revenue, as well as license fees and other revenue declined during 2015 from the continued migration of our business model toward subscription-based solutions, including our Raiser's Edge NXT and Financial Edge NXT solutions. In the near-term, the transition to subscription-based solutions negatively impacts total revenue growth, as time-based license revenue from subscription arrangements is deferred and recognized ratably over the subscription period, whereas on-premises license revenue from arrangements that include perpetual licenses is recognized up-front. In addition, the fluctuation in foreign currency exchange rates, primarily those between the U.S. dollar and Canadian dollar, negatively impacted our total revenue during 2015 by approximately $9.6 million. Further explanation of this impact is included below under the caption "Foreign currency exchange rates".

2015 Form 10-K	33

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Income from operations

Years ended December 31,
(dollars in millions)	2015	Change	2014
Income from operations	$46.7	0.6%	$46.4
The modest increase in income from operations during 2015 was primarily driven by growth in subscriptions revenue discussed above, partially offset by increases in stock-based compensation, amortization of intangible assets from business combinations of $7.9 million and $6.1 million, respectively. In 2015, we also recorded charges for employee severance of $3.2 million related to the elimination of certain roles within the company. In addition, the fluctuation in foreign currency exchange rates, primarily those between the U.S. dollar and Canadian dollar, negatively impacted our income from operations during 2015 by approximately $3.7 million. Further explanation of this impact is included below under the caption "Foreign currency exchange rates".
Customer retention
Historically, we have disclosed a measure of retention for our license customers with maintenance contracts. Maintenance contracts are typically renewed on an annual basis. Subscription contracts are typically for a term of three years at contract inception with one year renewals thereafter. Over time, we anticipate a decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud-based subscription delivery model. We also anticipate an increase in subscription contract renewals as we continue focusing on innovation, quality and the integration of our subscription solutions which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines subscription and maintenance customer contracts provides a better representation of our customers' overall behavior. For 2015, approximately 94% of our customers with recurring subscription or maintenance contracts were retained.
Balance sheet and cash flow
At December 31, 2015, our cash and cash equivalents were $15.4 million and outstanding borrowings under the 2014 Credit Facility were $410.2 million. During 2015, we generated $114.3 million in cash flow from operations, made repayments on outstanding borrowings of $184.5 million, returned $22.5 million to stockholders by way of dividends and had cash outlays of $34.1 million for purchases of property and equipment and capitalized software development costs.

34	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Results of operations
Comparison of 2015 to 2014 and 2014 to 2013
During 2015, 2014 and 2013, we acquired companies that provided us with strategic opportunities to expand our TAM and share of the philanthropic giving market through the integration of complementary solutions and services to serve the changing needs of our customers. The following are the companies we acquired and their respective acquisition date:

•	Smart, LLC ("Smart Tuition") – October 2, 2015;

•	MicroEdge Holdings, LLC (“MicroEdge”) – October 1, 2014;

•	WhippleHill Communications, Inc. (“WhippleHill”) – June 16, 2014; and

•	MyCharity, Ltd. (“MyCharity”) – March 6, 2013.
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing 2015 to 2014 and 2014 to 2013. We have noted in the discussion below, to the extent meaningful and quantifiable, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of acquired companies.
Since we have integrated certain of WhippleHill's historical offerings into our suite of K-12 solutions and also because we are selling certain of WhippleHill's solutions instead of our historical offerings, it is impracticable to determine the amount of 2015 revenue attributable solely to this acquired company. In addition, because we have integrated the operations of MicroEdge and WhippleHill into ours, it is impracticable to determine amounts of operating costs attributable solely to these acquired companies for 2015. Similarly, since we have integrated MyCharity's solutions and operations into ours, it is impracticable to determine the amount of revenue and operating costs attributable solely to this acquired company. See Note 3 to our consolidated financial statements in this report for a summary of these acquisitions with the exception of MyCharity which is insignificant for disclosure.
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

Revenue by segment

Years ended December 31,
(dollars in millions)	2015	Change	2014(3)	Change	2013
GMBU(1)	$313.9	16.0%	$270.6	12.6%	$240.4
ECBU(2)	279.9	14.2%	245.1	11.6%	219.7
IBU	42.0	(10.8)%	47.1	11.9%	42.1
Other	2.1	31.3%	1.6	—%	1.6
Total revenue(4)	$637.9	13.0%	$564.4	12.0%	$503.8

(1)
Included in GMBU revenue for 2014 was $4.5 million attributable to the inclusion of WhippleHill. WhippleHill also positively impacted GMBU revenue and total revenue for 2015. Included in GMBU revenue for 2015 was $8.5 million attributable to the inclusion of Smart Tuition.

(2)	Included in ECBU revenue and total revenue for 2015 and 2014 was $31.9 million and $5.8 million, respectively, attributable to the inclusion of MicroEdge.

(3)
Included in ECBU, GMBU, IBU and total revenue for 2014 was $6.8 million, $13.2 million, $1.1 million and $21.1 million, respectively, attributable to the prospective change in presentation from net to gross for revenue and costs associated with certain payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013. These amounts make comparability of 2014 to 2013 less meaningful, as we accounted for these payments on a net basis prior to October 2013. The revenue for 2015 and 2014 are presented on a comparable basis.

(4)	The individual amounts for each year may not sum to total revenue due to rounding.

2015 Form 10-K	35

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

GMBU

Years ended December 31,
(dollars in millions)	2015	Change	2014(2)	Change	2013
GMBU revenue(1)	$313.9	16.0%	$270.6	12.6%	$240.4
% of total revenue	49.2%		47.9%		47.7%

(1)
Included in GMBU revenue for 2014 was $4.5 million attributable to the inclusion of WhippleHill. WhippleHill also positively impacted GMBU revenue and total revenue for 2015. Included in GMBU revenue for 2015 was $8.5 million attributable to the inclusion of Smart Tuition.

(2)
Included in GMBU revenue for 2014 was $13.2 million attributable to the prospective change in presentation from net to gross for revenue and costs associated with certain payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013. These amounts make comparability of 2014 to 2013 less meaningful, as we accounted for these payments on a net basis prior to October 2013. The revenue for 2015 and 2014 are presented on a comparable basis.

2015 vs. 2014

After removing the impact attributable to Smart Tuition as discussed above, the remaining $34.8 million increase in GMBU revenue during 2015 when compared to 2014 was primarily attributable to growth in subscriptions revenue, partially offset by declines in license fee and other revenue and maintenance revenue. The growth in subscriptions revenue was primarily due to increases in demand across our portfolio of cloud-based solutions. GMBU subscriptions revenue also benefited from increases in the number of customers and the volume of transactions for which we process payments. The contribution of revenue from WhippleHill added to GMBU's subscription revenue growth during 2015. Also contributing to overall growth in GMBU revenue during 2015 were modest increases in consulting services revenue as well as training services revenue. The growth in subscriptions and services revenue were partially offset by decreases in license fee and other revenue and maintenance revenue during 2015 from the continued migration of our business to subscription-based solutions.
2014 vs. 2013

After removing the impact attributable to the change in revenue presentation and acquisition of WhippleHill noted above, the remaining $12.5 million increase in revenue for GMBU during 2014 when compared to 2013 was primarily attributable to growth in subscriptions revenue. The growth in subscriptions resulted from an increase in demand for our cloud-based and hosted fundraising offerings, increases in the number of customers and the volume of transactions for which we process payments, and an increase in usage-based transaction revenue. Also contributing to the growth in GMBU revenue was an increase in maintenance revenue primarily from new customer license arrangements and increases in contracts with existing customers.

36	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

ECBU

Years ended December 31,
(dollars in millions)	2015	Change	2014(2)	Change	2013
ECBU revenue(1)	$279.9	14.2%	$245.1	11.6%	$219.7
% of total revenue	43.9%		43.4%		43.6%

(1)	Included in ECBU revenue for 2015 and 2014 was $31.9 million and $5.8 million, respectively, attributable to the inclusion of MicroEdge.

(2)
Included in ECBU revenue for 2014 was $6.8 million attributable to the prospective change in presentation from net to gross for revenue and costs associated with certain payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013. These amounts make comparability of 2014 to 2013 less meaningful, as we accounted for these payments on a net basis prior to October 2013. The revenue for 2015 and 2014 are presented on a comparable basis.

2015 vs. 2014

After removing the impacts attributable to MicroEdge as discussed above, the remaining $8.7 million increase in ECBU revenue during 2015, when compared to 2014, was primarily attributable to growth in subscriptions revenue, partially offset by decreases in consulting services revenue and revenue from license fees. The growth in subscriptions resulted primarily from an increase in the number of customers and the volume of transactions for which we process payments, as well as increases in demand for our hosting services associated with our Blackbaud CRM solution and our subscription-based analytic services. Also contributing to the overall growth in ECBU revenue was an increase in maintenance revenue related to new Blackbaud CRM customers. As discussed above, consulting services revenue and license fees and other revenue decreased as a result of the continuing shift in our go-to-market strategy towards cloud-based solutions, which in general, require less implementation services.
2014 vs. 2013

After removing the impact attributable to the change in revenue presentation and acquisition of MicroEdge noted above, the remaining $12.8 million increase in revenue for ECBU during 2014 when compared to 2013 was primarily attributable to growth in subscriptions revenue. The growth in subscriptions resulted from an increase in demand for our cloud-based and hosted fundraising offerings, increases in the number of customers and the volume of transactions for which we process payments, and an increase in usage-based transaction revenue. Also contributing to the growth in ECBU revenue was an increase in maintenance revenue primarily related to new Blackbaud CRM customers.

2015 Form 10-K	37

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

IBU

Years ended December 31,
(dollars in millions)	2015	Change	2014(1)	Change	2013
IBU revenue	$42.0	(10.8)%	$47.1	11.9%	$42.1
% of total revenue	6.6%		8.3%		8.4%

(1)
Included in IBU revenue for 2014 was $1.1 million attributable to the prospective change in presentation from net to gross for revenue and costs associated with certain payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013. These amounts make comparability of 2014 to 2013 less meaningful, as we accounted for these payments on a net basis prior to October 2013. The revenue for 2015 and 2014 are presented on a comparable basis.

2015 vs. 2014

The decrease in IBU revenue during 2015, when compared to 2014, was primarily related to a reduction in perpetual license sales of our Raiser's Edge solution, which also caused IBU consulting services revenue and maintenance revenue to decrease. In the near term, we expect a continued reduction in IBU revenue related to Raiser's Edge license fees, consulting services and maintenance as our customers transition to our Raiser's Edge NXT solution. Also contributing to the decrease in IBU revenue during 2015 was the sale of RLC in May 2015 as well as changes in exchange rates between foreign currencies and the U.S. dollar which affect the translation of its revenues into U.S. dollars for purposes of reporting consolidated financial results.
2014 vs. 2013

After removing the impact attributable to the change in revenue presentation noted above, the remaining $3.9 million increase in revenue for IBU during 2014 when compared to 2013 was primarily attributable to growth in subscriptions revenue. The growth in subscriptions resulted from an increase in usage-based transaction revenue, increases in the number of customers and the volume of transactions for which we process payments, and an increase in demand for our cloud-based and hosted fundraising offerings. Also contributing to the growth in IBU revenue was an increase in maintenance revenue primarily from new customer license arrangements and increases in contracts with existing customers.

38	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Operating results

Subscriptions

Years ended December 31,
(dollars in millions)	2015	Change	2014(2)	Change	2013
Subscriptions revenue(1)	$331.8	26.0%	$263.4	23.8%	$212.7
Cost of subscriptions(3)	167.3	25.6%	133.2	42.3%	93.6
Subscriptions gross profit	$164.5	26.3%	$130.2	9.3%	$119.1
Subscriptions gross margin	49.6%		49.4%		56.0%

(1)
Included in subscriptions revenue for 2015 was $18.2 million and $8.3 million attributable to the inclusion of MicroEdge and Smart Tuition, respectively. WhippleHill also positively impacted subscriptions revenue for 2015 when compared to 2014. Included in subscriptions revenue for 2014 was $3.0 million and $2.7 million attributable to the inclusion of MicroEdge and WhippleHill, respectively.

(2)
Included in subscriptions revenue and cost of subscriptions for 2014 was $21.1 million attributable to the prospective change in presentation from net to gross for revenue and costs associated with certain payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013. These amounts make comparability of 2014 to 2013 less meaningful, as we accounted for these payments on a net basis prior to October 2013. The revenue for 2015 and 2014 are presented on a comparable basis.

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

We continue to experience growth in sales of our hosted applications and hosting services as we meet the demand of our customers that increasingly prefer cloud-based subscription offerings, including existing customers that are migrating from on-premises solutions to our cloud-based solutions. In addition, we have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing solution portfolio and the sale of these services to new and existing customers. Recurring subscription contracts are typically for a term of three years at contract inception with one year annual renewals thereafter. We intend to continue focusing on innovation, quality and the integration of our subscription solutions which we believe will drive subscriptions revenue growth.
Cost of subscriptions is primarily comprised of human resource costs, stock-based compensation expense, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations, amortization of software development costs, transaction-based costs related to payments services including remittances of amounts due to third-parties and other costs incurred in providing support and services to our customers.

2015 vs. 2014
Excluding the incremental subscriptions revenue from MicroEdge and Smart Tuition as discussed above, subscriptions increased by $44.9 million during 2015 when compared to 2014. The increase in recurring subscriptions revenue during 2015 when compared to 2014 was primarily due to strong demand across our solution portfolio including our cloud-based solutions, as well as from providing hosting services to customers who have purchased perpetual rights to certain of our software solutions. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments, as well as an increase in the volume of subscription-based analytic services provided. Also contributing to the increase in subscriptions revenue was the inclusion of WhippleHill for the full year in 2015.
The increase in cost of subscriptions during 2015 when compared to 2014 was relatively consistent with the increase in revenue. The increase in cost of subscriptions was primarily due to an increase in transaction-based costs related to our payments services of $10.0 million, an increase in human resource costs of $7.0 million, an increase in amortization expense related to software development costs of $3.5 million, an increase in the cost of third-party technology embedded in certain of our subscription solutions of $3.4 million and an increase in amortization of intangible assets from business combinations of $2.8 million. The increase in human resource costs was primarily due to an increase in subscription customer support headcount directly related to our growing base of subscription customers. The inclusion of Smart Tuition, MicroEdge and WhippleHill also contributed to the increase in human resource costs during 2015.

2015 Form 10-K	39

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Subscriptions gross margin remained relatively unchanged when comparing 2015 to 2014.
2014 vs. 2013

Excluding the effects of the change in presentation associated with certain of our payment processing services and the incremental subscriptions revenue from WhippleHill and MicroEdge as discussed above, the remaining $23.9 million increase in subscriptions revenue during 2014 when compared to 2013 was primarily due an increase in demand for our cloud-based solutions. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments, and an increase in usage-based transaction revenue.
Excluding the effects of the change in presentation associated with certain of our payment processing services as discussed above, the $18.5 million increase in cost of subscriptions during 2014 when compared to 2013 was primarily due to an increase in human resource costs of $10.5 million, an increase in amortization of intangible assets from business combinations of $1.7 million and an increase in allocated depreciation, facilities and IT support costs of $3.3 million. Also contributing to the increase in cost of subscriptions during 2014 was an increase in transaction-based costs related to our payments services. The increase in human resource costs was primarily due to an increase in subscription customer support directly related to our growing base of subscription customers. The increase in allocated costs was primarily a result of investments made to support anticipated growth in our operations. The inclusion of WhippleHill and MicroEdge also contributed to the increases in human resource costs and allocated costs.
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

40	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Maintenance

Years ended December 31,
(dollars in millions)	2015	Change	2014	Change	2013
Maintenance revenue(1)	$153.8	4.3%	$147.4	6.3%	$138.7
Cost of maintenance(2)	27.1	6.7%	25.4	(1.2)%	25.7
Maintenance gross profit	$126.7	3.9%	$122.0	8.0%	$113.0
Maintenance gross margin	82.4%		82.7%		81.4%

(1)	Included in maintenance revenue for 2015 and 2014 was $11.0 million and $1.9 million, respectively, attributable to the inclusion of MicroEdge.

(2)	Included in cost of maintenance for 2014 was $0.6 million attributable to the inclusion of MicroEdge.
Maintenance revenue is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and certain upgrades to our software solutions and online, telephone and email support. Maintenance contracts are typically renewed on an annual basis.
Cost of maintenance is primarily comprised of human resource costs, stock-based compensation expense, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangibles from business combinations, amortization of software development costs and other costs incurred in providing support and services to our customers.

2015 vs. 2014
After removing the incremental maintenance revenue from MicroEdge as discussed above, maintenance revenue decreased by $2.7 million during 2015 when compared to 2014. The decrease in maintenance revenue during 2015 when compared to 2014 was primarily related to a reduction in maintenance contracts associated with on-premises Raiser's Edge as customers migrated to our Raiser's Edge NXT cloud-based solution, partially offset by an increase in maintenance contracts associated with Blackbaud CRM. The decrease was primarily comprised of (i) $11.2 million of reductions in maintenance from contracts that were not renewed and reductions in contracts with existing customers; partially offset by (ii) $5.7 million of incremental maintenance from new customers associated with new license contracts and increases in contracts with existing customers; and (iii) $2.8 million of incremental maintenance from contractual inflationary rate adjustments.
Cost of maintenance increased during 2015 when compared to 2014 primarily as a result of an increase in amortization of intangible assets from business combinations of $3.4 million. Partially offsetting the increase in cost of maintenance was a decrease in human resource costs primarily due to the shift in customer support headcount from maintenance towards subscriptions as customers migrate towards our cloud-based solution.
Maintenance gross margin remained relatively unchanged when comparing 2015 to 2014.
2014 vs. 2013
After removing the impact of MicroEdge, as discussed above, the remaining $6.8 million increase in maintenance revenue during 2014 when compared to 2013 was primarily comprised of (i) $10.4 million of incremental maintenance from new customer license arrangements and increases in contracts with existing customers; and (ii) approximately $4.2 million of incremental maintenance from contractual inflationary rate adjustments; partially offset by (iii) a $7.4 million reduction in maintenance from contracts that were not renewed and reductions in contracts with existing customers.
When removing the incremental costs attributable to MicroEdge discussed above, cost of maintenance during 2014 decreased by $0.9 million when compared to 2013 primarily as a result of a decrease in human resource costs. Human resource costs decreased primarily due to the shift in customer support headcount from maintenance towards subscriptions which is directly related to our growing base of subscription customers.
Maintenance gross margin increased during 2014 when compared to 2013 primarily due to the incremental maintenance revenue from new customers associated with new license arrangements and increases in contracts with existing customers combined with the decrease in human resource costs.

2015 Form 10-K	41

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Services

Years ended December 31,
(dollars in millions)	2015	Change	2014	Change	2013
Services revenue(1)	$133.0	3.6%	$128.4	1.5%	$126.5
Cost of services(2)	102.8	(3.5)%	106.5	2.4%	104.0
Services gross profit	$30.2	37.9%	$21.9	(2.7)%	$22.5
Services gross margin	22.7%		17.0%		17.8%

(1)
Included in services revenue for 2015 was $1.8 million attributable to the inclusion of MicroEdge. The impact on services revenue in 2015 as a result of the inclusion of Smart Tuition was not significant. Included in services revenue for 2014 was $1.6 million attributable to the inclusion of WhippleHill. The impact on services revenue in 2014 as a result of the inclusion of MicroEdge was not significant.

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

2015 vs. 2014
After the incremental services revenue from MicroEdge as discussed above, the remaining $2.8 million increase in services revenue during 2015 when compared to 2014 was primarily a result of an increase in consulting services revenue from the inclusion of WhippleHill for the full year in 2015. Also contributing to the growth in services revenue during 2015 when compared to 2014 were increases in analytic and training services deliveries.
We expect that the continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services and little to no customization services when compared our traditional on-premises perpetual license arrangements, will negatively impact consulting services revenue growth over time.
Cost of services decreased during 2015, when compared to 2014 primarily due to a $3.2 million decrease in human resource costs related to a reduction in consulting services headcount.
Services gross margin increased during 2015 when compared to 2014 primarily due to improvements in the utilization of consulting services personnel.
2014 vs. 2013
After removing the incremental services revenue attributable to WhippleHill discussed above, services revenue remained relatively unchanged when comparing 2014 to 2013. The continuing shift in our go-to-market strategy towards cloud-based subscription offerings which, in general, require less implementation services than our traditional on-premises perpetual license arrangements has negatively impacted consulting services revenue growth.
After removing the incremental cost of services related to WhippleHill and MicroEdge discussed above, cost of services remained relatively unchanged when comparing 2014 to 2013.
After removing the impact of WhippleHill and MicroEdge discussed above, services gross margin remained relatively unchanged when comparing 2014 to 2013.

42	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

License fees and other

Years ended December 31,
(dollars in millions)	2015	Change	2014	Change	2013
License fees and other revenue	$19.4	(23.0)%	$25.2	(2.7)%	$25.9
Cost of license fees and other	7.4	(10.8)%	8.3	(10.8)%	9.3
License fees and other gross profit	$12.0	(29.0)%	$16.9	1.8%	$16.6
License fees and other gross margin	61.8%		67.2%		64.2%

License fees and other revenue includes revenue from the sale of our software solutions under perpetual license arrangements, reimbursement of travel-related expenses primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees.
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

2015 vs. 2014

Revenue from license fees and other decreased during 2015 when compared to 2014 primarily as a result of the ongoing transition of our solution portfolio away from a perpetual license-based model toward a cloud-based subscription delivery model.
The decrease in cost of license fees and other during 2015 when compared to 2014 was primarily due to reductions in third-party software royalties and reseller commissions, driven by the ongoing transition of our solution portfolio away from a perpetual license-based model toward a subscription-based delivery model. In addition, cost of license fees and other decreased as there was less amortization of software development costs in 2015 when compared to 2014.
License fees and other gross margin decreased during 2015 when compared to 2014 primarily due to the ongoing transition of our solution portfolio away from a perpetual license-based model toward a subscription-based delivery model relative to the lesser changes in cost of license fees and other as some costs are more fixed in nature.
2014 vs. 2013

During 2014, revenue from license fees and other decreased primarily as a result of a continued shift in our customers’ buying preferences away from solutions offered under perpetual license arrangements towards subscription-based hosted applications.
The decrease in cost of license fees and other during 2014 when compared to 2013 was primarily due to a $0.6 million reduction in third-party software royalties as we sold fewer solutions with third-party software. Also contributing to the decrease in cost of license fees was a modest reduction in reseller commissions.
The increase in license fees gross margin during 2014 when compared to 2013 was primarily due to less sales of solutions with third-party software royalties associated with them relative to the decrease in license fees revenue.

2015 Form 10-K	43

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Operating expenses

Sales and marketing

Years ended December 31,
(dollars in millions)	2015	Change	2014	Change	2013
Sales and marketing expense	$123.6	15.1%	$107.4	10.0%	$97.6
% of total revenue	19.4%		19.0%		19.4%

Sales and marketing expense includes human resource costs, stock-based compensation expense, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

2015 vs. 2014

Sales and marketing expense as a percentage of revenue remained relatively unchanged when comparing 2015 to 2014.

The increase in sales and marketing expense during 2015 when compared to 2014 was primarily due to increases in human resource costs and commissions expense of $5.7 million and $4.9 million, respectively. To a lesser extent, increases in advertising and marketing materials costs of $1.9 million and IT support costs of $1.3 million also contributed to the increase in sales and marketing expense during 2015. Human resource costs increased primarily due to incremental headcount to support the increase in sales and marketing efforts of our growing operations. The increase in commission expense was primarily driven by an increase in commissionable revenue during 2015 when compared to 2014. The inclusion of Smart Tuition, MicroEdge and WhippleHill also contributed to the increase in sales and marketing expense.
2014 vs. 2013

Sales and marketing expense as a percentage of revenue remained relatively unchanged when comparing 2014 to 2013.

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

44	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Research and development

Years ended December 31,
(dollars in millions)	2015	Change	2014	Change	2013
Research and development expense	$84.6	9.6%	$77.2	17.7%	$65.6
% of total revenue	13.3%		13.7%		13.0%

Research and development expense includes human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and other expenses related to developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.

2015 vs. 2014

Research and development expense as a percentage of revenue remained relatively unchanged when comparing 2015 to 2014.

The increase in research and development expense during 2015 when compared to 2014 was primarily due to increases in human resource costs of $11.1 million. We have added engineering headcount to drive our solution development efforts. The inclusion of Smart Tuition, MicroEdge and WhippleHill contributed to the increase in human resource costs. Also contributing to the increase in research and development expense during 2015 were increases in stock-based compensation of $1.6 million and allocated IT support costs of $1.6 million. Partially offsetting these research and development expense increases during 2015 was a $7.2 million increase in the amount of software development costs that were capitalized. The increase in the amount capitalized was a result of incurring more qualifying costs associated with development activities that are required to be capitalized under the internal-use software guidance such as those related to development of our Raiser's Edge NXT and Financial Edge NXT cloud-based solutions, as well as development costs associated with the solutions of acquired companies. We expect that the increase in the amount of software development costs capitalized will continue in the near-term as we make investments on innovation, quality and the integration of our solutions which we believe will drive revenue growth. Capitalized software development costs associated with our cloud-based solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life.
2014 vs. 2013

Research and development expense as a percentage of revenue increased during 2014 when compared to 2013 primarily due to our 2014 incremental operating investments as we made investments to optimize our portfolio of solutions including enhancements to existing solutions, as well as new solution innovation.

Research and development expense increased during 2014 when compared to 2013 primarily due to increases in human resource costs, third-party contractor costs and allocated depreciation, facilities and IT support costs of $8.6 million, $4.2 million and $2.8 million, respectively. Partially offsetting these increases was a $5.1 million increase in the amount of software development costs that were capitalized from an increase in development activities that generate costs which qualify for capitalization as internal-use software. The inclusion of WhippleHill and MicroEdge also contributed to the increases in human resource costs and allocated costs. Included in the overall increase in research and development expense during 2014 compared to 2013 was more than $6.1 million related to our 2014 incremental operating investments as discussed above, which contributed to the increased third-party contractor costs.

2015 Form 10-K	45

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

General and administrative

Years ended December 31,
(dollars in millions)	2015	Change	2014	Change	2013
General and administrative expense	$76.1	30.5%	$58.3	15.9%	$50.3
% of total revenue	11.9%		10.3%		10.0%

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

2015 vs. 2014

General and administrative expense increased as a percentage of revenue during 2015 when compared to 2014 primarily due to the inclusion of MicroEdge, which historically had higher general and administrative expenses as a percentage of revenue. The growth in stock-based compensation discussed below also contributed to the increase in general and administrative expense as a percentage of revenue.

The increase in general and administrative expense during 2015 when compared to 2014 was primarily due to increases in human resource costs of $7.7 million, stock-based compensation expense of $5.6 million, infrastructure costs of $3.7 million and acquisition-related expenses and integration costs of $1.9 million. Partially offsetting these increases during 2015 was a decrease in other corporate costs of $4.9 million. Human resource costs increased primarily due to additional resources needed to support the growth of our business and from the inclusion of Smart Tuition, MicroEdge and WhippleHill personnel. The increases in infrastructure and acquisition-related expenses and integration costs were primarily due to our acquisitions of Smart Tuition and MicroEdge. The increase in stock-based compensation expense was primarily attributable to a change in timing of certain annual equity award grants, whereby annual grants that would have otherwise been made in 2013 were instead made during 2014, as well as the impact of new equity award grants in the current year to certain senior management hires. There was no change in the timing of annual equity award grants in the current year when compared to the prior year.
2014 vs. 2013

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

46	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Interest expense

Years ended December 31,
(dollars in millions)	2015	Change	2014	Change	2013
Interest expense	$8.1	35.0%	$6.0	3.4%	$5.8
% of total revenue	1.3%		1.1%		1.2%

2015 vs. 2014
Interest expense increased during 2015 when compared to 2014 primarily due to an increase in our average daily borrowings related to our acquisitions of Smart Tuition in October 2015 and MicroEdge in October 2014. In the near term, we expect interest expense, as well as interest expense as a percentage of revenue, to increase as a result of our acquisition of Smart Tuition.
2014 vs. 2013
Interest expense remained relatively unchanged when comparing 2014 to 2013. Our interest expense for 2014 and 2013 was directly related to the borrowings we incurred to fund our acquisitions of Convio, Inc. ("Convio"), WhippleHill and MicroEdge.
Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	December 31, 2015	Change	December 31, 2014
Subscriptions	Over the period billed in advance, generally one year	$122.5	24.7%	$98.2
Maintenance	Over the period billed in advance, generally one year	85.9	(7.4)%	92.8
Services	As services are delivered	28.5	(3.4)%	29.5
License fees and other	Upon delivery of the solution or service	0.4	(50.0)%	0.8
Total deferred revenue(1)		237.3	7.2%	221.3
Less: Long-term portion		7.1	(21.1)%	9.0
Current portion(1)		$230.2	8.4%	$212.3

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. We generally invoice our maintenance and subscription customers in annual cycles 30 days prior to the end of the contract term. Deferred revenue attributable to subscriptions increased during 2015 when compared to 2014 primarily as a result of the inclusion of Smart Tuition and an increase in subscription sales. The decreases in deferred revenue attributable to maintenance, services and license fees and other during 2015 was primarily due to the continuing shift in our go-to-market strategy towards cloud-based subscription offerings which do not require maintenance contracts and, in general, require less implementation services than our traditional on-premises license arrangements.
We have acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, we recorded write-downs of deferred revenue from customer arrangements predating the acquisition to fair value, which resulted in lower recorded deferred revenue as of the acquisition date than the actual amounts paid in advance for solutions and services under those customer arrangements. Therefore, our deferred revenue after an acquisition will not reflect the full amount of deferred revenue that would have been reported if the acquired deferred revenue was not written down to fair value.

2015 Form 10-K	47

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Income tax provision
Our effective income tax rates, including the effects of period-specific events, were:

Years ended December 31,
	2015	2014	2013
Effective tax rate	30.6%	27.9%	32.8%
Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.
We have deferred tax assets for federal, state, and international net operating loss carryforwards and tax credits. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. A portion of the foreign and state net operating loss carryforwards and a portion of state tax credits have a valuation reserve due to the uncertainty of realizing such carryforwards and credits in the future.
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the United Kingdom, Australia, and Ireland. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2012 through 2015, as well as state and foreign income tax examinations for various years depending on statute of limitations of those jurisdictions.
We have taken federal and state tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2015 was insignificant.
The U.S. federal research and development credits, which had previously expired on December 31, 2011, were reinstated as part of the American Taxpayer Relief Act of 2012 enacted in January 2013. This legislation retroactively reinstated and extended the credits from the previous expiration date through December 31, 2013. The 2014 research and development credits were reinstated in December 2014 as part of the Tax Increase Prevention Act of 2014. The 2015 federal research & development credit was reinstated in December 2015 as part of the Protecting Americans from Tax Hikes Act of 2015.
We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

2015 vs. 2014
The increase in our effective income tax rate during 2015 when compared to 2014 was primarily due to a $0.8 million charge to expense from an increase in the state effective tax rate applied to deferred balances as a result of changes in state apportionment rules and a $0.7 million charge to expense as a result of the loss on the sale of RLC. This increase in our effective tax rate was partially offset by an increase in the benefit of the domestic production activities deduction and a reduction in the loss of a foreign subsidiary for which we have determined that a valuation allowance is appropriate.
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.3 million and $2.8 million at December 31, 2015 and December 31, 2014, respectively.
2014 vs. 2013
The decrease in our effective tax rate during 2014 when compared to 2013 was primarily due to a benefit of $1.6 million from statute of limitations expiration and a benefit of $0.7 million from a reduction in the state income tax effective rate in the U.S. The decrease was partially offset by a discrete tax benefit for 2012 research and development tax credits recorded in 2013 of $1.9 million.

48	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

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
Calculations of these non-GAAP financial measures, as well as reconciliations of these non-GAAP measures to their most directly comparable GAAP measures, are as follows:

Years ended December 31,
(dollars in millions)	2015	Change	2014	Change	2013
GAAP Revenue	$637.9	13.0%	$564.4	12.0%	$503.8
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	9.4	51.6%	6.2	463.6%	1.1
Non-GAAP revenue(1)	$647.3	13.4%	$570.7	13.0%	$504.9

GAAP gross profit	$333.3	14.5%	$291.0	7.3%	$271.2
GAAP gross margin	52.2%		51.6%		53.8%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	9.4	51.6%	6.2	463.6%	1.1
Add: Stock-based compensation expense	3.5	(2.8)%	3.6	(10.0)%	4.0
Add: Amortization of intangibles from business combinations	30.0	23.5%	24.3	10.0%	22.1
Add: Employee severance	1.5	100.0%	—	—%	—
Add: Acquisition-related integration costs	—	—%	—	(100.0)%	0.8
Subtotal(1)	44.3	29.5%	34.2	22.1%	28.0
Non-GAAP gross profit(1)	$377.7	16.1%	$325.2	8.7%	$299.1
Non-GAAP gross margin	58.3%		57.0%		59.3%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

2015 Form 10-K	49

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Years ended December 31,
(dollars in millions, except per share amounts)	2015	Change	2014	Change	2013
GAAP income from operations	$46.7	0.6%	$46.4	(9.9)%	$51.5
GAAP operating margin	7.3%		8.2%		10.2%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	9.4	51.6%	6.2	463.6%	1.1
Add: Stock-based compensation expense	25.2	45.7%	17.3	2.4%	16.9
Add: Amortization of intangibles from business combinations	32.2	23.4%	26.1	6.1%	24.6
Add: Employee severance	3.2	100.0%	—	(100.0)%	0.6
Add: Impairment of capitalized software development costs	0.2	(87.5)%	1.6	100.0%	—
Add: Acquisition-related integration costs	1.1	37.5%	0.8	(55.6)%	1.8
Add: Acquisition-related expenses	3.9	69.6%	2.3	100.0%	—
Add: CEO transition costs	—	(100.0)%	0.9	(30.8)%	1.3
Add: Restructuring costs	—	—%	—	(100.0)%	3.5
Subtotal(1)	75.2	36.0%	55.3	11.3%	49.7
Non-GAAP income from operations(1)	$122.0	20.0%	$101.7	0.4%	$101.3
Non-GAAP operating margin	18.8%		17.8%		20.1%

GAAP net income	$25.6	(9.5)%	$28.3	(7.2)%	$30.5
Shares used in computing GAAP diluted earnings per share	46,498,704	1.5%	45,799,874	0.8%	45,421,140
GAAP diluted earnings per share	$0.55	(11.3)%	$0.62	(7.5)%	$0.67
Non-GAAP adjustments:
Add: Total Non-GAAP adjustments affecting loss from operations	75.2	36.0%	55.3	11.3%	49.7
Add: Loss on sale of business	2.0	100.0%	—	—%	—
Add: Loss on debt extinguishment and termination of derivative instruments	—	(100.0)%	1.0	100.0%	—
Less: Tax impact related to Non-GAAP adjustments	(33.2)	26.2%	(26.3)	18.5%	(22.2)
Non-GAAP net income(1)	$69.6	19.4%	$58.3	0.5%	$58.0

Shares used in computing Non-GAAP diluted earnings per share	46,498,704	1.5%	45,799,874	0.8%	45,421,140
Non-GAAP diluted earnings per share	$1.50	18.1%	$1.27	(0.8)%	$1.28

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.

50	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

As announced at our 2015 Investor Day, beginning in 2016, we intend to update the non-GAAP tax rate we apply to the aggregate of the non-GAAP adjustments discussed above, which will impact the tax impact related to non-GAAP adjustments, non-GAAP net income and non-GAAP diluted earnings per share measures in future periods. Historically, for the purposes of determining non-GAAP net income, we have utilized a non-GAAP tax rate of 39.0% in our calculation of the tax impact related to non-GAAP adjustments. At Investor Day, we previously communicated that we would be adjusting this rate to 36.0% to better reflect our periodic effective tax rate calculated in accordance with GAAP and our then current expectations related to tax rate impacting legislation such as the domestic production activities deduction and certain credits which are recurring in nature. Subsequent to that Investor Day communication, the business research and development tax credit was permanently extended. As a result, for the purposes of determining non-GAAP net income in 2016, we now intend to utilize a 32.0% non-GAAP tax rate in our calculation of the tax impact related to non-GAAP adjustments. The non-GAAP tax rate utilized in future periods will be reviewed annually to determine whether it remains appropriate in consideration of our financial results including our periodic effective tax rate calculated in accordance with GAAP, our operating environment and related tax legislation in effect and other factors deemed necessary. All measures of the tax impact related to non-GAAP adjustments, non-GAAP net income and non-GAAP diluted earnings per share included above are calculated under our historical methodology.
2015 vs. 2014
The increases in non-GAAP income from operations and non-GAAP operating margins during 2015 when compared to 2014 were primarily due to the growth in subscriptions revenue and the incremental revenue from acquired companies as discussed above, partially offset by increases in human resource costs, transaction-based costs related to payments services and IT infrastructure costs. Also contributing to the increases in non-GAAP income from operations and non-GAAP operating margins were the realization of benefits from certain incremental investments made during 2014 that were targeted to drive the success of our five growth strategies including gains in efficiency and scalability. While we continue to invest in these strategies, the amount of certain investments has decreased in 2015 when compared to 2014.
2014 vs. 2013
The modest increase in non-GAAP income from operations and the decrease in non-GAAP operating margin during 2014 when compared to 2013 were primarily due to the 2014 incremental operating investments targeted to drive the success of our then current five growth strategies. Also contributing to the decrease in non-GAAP operating margin during 2014 was a prospective change from net to gross presentation for revenue and costs associated with our payment processing services as a result of certain third-party arrangements that had changes in contractual terms effective October 2013. While this change in presentation affected our non-GAAP operating margin by approximately 1.0% during 2014, the dollar amount of non-GAAP income from operations was unaffected.
Non-GAAP organic revenue growth

In addition, we discuss non-GAAP organic revenue growth and non-GAAP organic revenue growth on a constant currency basis. We use these measures internally in analyzing our operational performance because we believe they provide useful information for evaluating the periodic growth of our business on a consistent basis. Non-GAAP organic revenue growth excludes incremental acquisition-related revenue attributable to companies acquired in the current fiscal year. For companies acquired in the immediately preceding fiscal year, non-GAAP organic revenue growth reflects presentation of full year incremental non-GAAP revenue derived from such companies as if they were combined throughout the prior period, and it includes the current period non-GAAP revenue attributable to those companies, as if there were no acquisition-related write-downs of acquired deferred revenue to fair value as required by GAAP. In addition, non-GAAP organic revenue growth excludes prior period revenue associated with divested businesses in the current fiscal year. The exclusion of the prior period revenue is to present the results of the divested businesses within the results of the combined company for the same period of time in both the prior and current periods. We believe this presentation provides a more comparable representation of its current business’ organic revenue growth and revenue run-rate.

2015 Form 10-K	51

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

2015

Calculations of non-GAAP organic revenue growth and non-GAAP organic revenue growth on a constant currency basis for the full year of 2015, as well as reconciliations of those non-GAAP measures to their most directly comparable GAAP measures, are as follows:

Years ended December 31,
(dollars in millions)	2015	Change	2014
GAAP revenue	$637.9	13.0%	$564.4
(Less) Add: Non-GAAP acquisition-related revenue (1)	(0.9)		37.4
Less: Revenue from divested businesses (2)	—		(1.3)
Total Non-GAAP adjustments	(0.9)		36.2
Non-GAAP revenue (3)	$637.1	6.1%	$600.6
Foreign currency impact on Non-GAAP revenue (4)	9.6		—
Non-GAAP revenue on constant currency basis (4)	$646.7	7.7%	$600.6

(1)
Non-GAAP acquisition-related revenue excludes incremental acquisition-related revenue calculated in accordance with GAAP that is attributable to companies acquired in the current fiscal year. For companies acquired in the immediately preceding fiscal year, non-GAAP acquisition-related revenue reflects presentation of full-year incremental non-GAAP revenue derived from such companies, as if they were combined throughout the prior period, and it includes the current period non-GAAP revenue from the acquisition-related deferred revenue write-down attributable to those companies.

(2)
For businesses divested in the current fiscal year, non-GAAP organic revenue growth excludes a portion of the prior year period revenue associated with businesses divested of in the current fiscal year. The exclusion of the prior period revenue is to present the results of the divested business with the results of the combined company for the same period of time in both the prior and current periods.

(3)
Non-GAAP revenue for the prior year periods presented herein will not agree to non-GAAP revenue presented in the respective prior period quarterly financial information solely due to the manner in which non-GAAP organic revenue growth is calculated.

(4)
To determine non-GAAP organic revenue growth on a constant currency basis, revenues from entities reporting in foreign currencies were translated to U.S. Dollars using the comparable prior period's quarterly weighted average foreign currency exchange rates. The primary foreign currencies creating the impact are the Canadian Dollar, EURO, British Pound and Australian Dollar.

Non-GAAP organic revenue growth and non-GAAP organic revenue growth on a constant currency basis during 2015 was primarily due to the growth in subscriptions revenue as well as contributions from our acquisitions of WhippleHill in June 2014 and MicroEdge in October 2014, each of which were accretive to our non-GAAP organic revenue growth rate. To a lesser extent, growth in services revenue also contributed to non-GAAP organic revenue growth and non-GAAP organic revenue growth on a constant currency basis.
2014

As a result of third-party contractual changes, subscriptions revenues and costs associated with certain of our payment processing services are presented on a gross basis since October 2013, whereas comparable revenues and costs are presented on a net basis in the prior periods. Therefore, in addition to above discussion of how we calculate non-GAAP organic growth for 2015, to calculate non-GAAP organic revenue growth for 2014, non-GAAP revenue for the first through third quarters of fiscal 2013 reflects presentation of revenue specifically associated with certain of our payment processing services, as if the change in presentation effective October 1, 2013 from a net basis to a gross basis, as previously reported, had instead occurred on January 1, 2013.

52	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Calculations of non-GAAP organic revenue growth for the full year of 2014, as well as reconciliations of that non-GAAP measure to its most directly comparable GAAP measure, are as follows:

Years ended December 31,
(dollars in millions)	2014	Change	2013
GAAP revenue	$564.4	12.0%	$503.8
Less: GAAP acquisition-related revenue(1)	(10.4)		—
Add: Payments revenue from net-to-gross presentation change(2)	—		13.7
Total Non-GAAP adjustments	(10.4)		13.7
Non-GAAP revenue	$554.0	7.1%	$517.5

(1)	The calculation excludes incremental acquisition-related revenue calculated in accordance with GAAP that is attributable to companies acquired in the current fiscal year.

(2)
The calculation reflects gross presentation of revenues associated with certain payment processing services throughout 2013, as if the change in presentation was effective January 2013, instead of effective October 2013 as previously discussed.

Non-GAAP organic revenue growth during 2014 was primarily due to the growth in subscriptions revenue and, to a lesser extent, growth in maintenance revenue.
Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. In addition, our transaction revenue has historically been at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. Our revenue from payment processing services has also historically increased during the fourth quarter due to year-end giving. As a result of these and other factors, our total revenue has historically been lower in the first quarter than in the remainder of our fiscal year, with the third and fourth quarters historically achieving the highest total revenues. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals including renewals associated with customers of acquired companies, delivery of professional services and occurrence of customer events, the payment of bonuses, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations has been lowest in our first quarter, and due to the timing of customer budget cycles, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. Partially offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are merit-based salary increases, which are generally effective in April each year. In addition, deferred revenues can vary on a seasonal basis for the same reasons. These patterns may change, however, as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, acquisitions, new market opportunities, new solution introductions or other factors.
Liquidity and capital resources
The following table presents selected financial information about our financial position:

(dollars in millions)	December 31, 2015	Change	December 31, 2014
Cash and cash equivalents	$15.4	4.8%	$14.7
Property and equipment, net	52.7	5.6%	49.9
Software development costs, net	19.6	108.5%	9.4
Total carrying value of debt	408.6	45.6%	280.6
Working capital	(167.2)	25.5%	(133.2)
Working capital excluding deferred revenue	63.0	(20.4)%	79.1

2015 Form 10-K	53

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

The following table presents selected financial information about our cash flows:

Years ended December 31,
(dollars in millions)	2015	Change	2014	Change	2013
Net cash provided by operating activities	$114.3	11.7%	$102.3	(4.6)%	$107.2
Net cash used in investing activities	(222.7)	5.3%	(211.4)	773.6%	(24.2)
Net cash provided by (used in) financing activities	110.4	(1.4)%	112.0	(232.9)%	(84.3)
Our principal sources of liquidity are operating cash flow, funds available under the 2014 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription, maintenance and support arrangements and market acceptance of our solutions and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures, meet our debt obligations and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends and/or repurchase our common stock. To the extent we undertake future material acquisitions, investments or unanticipated capital expenditures, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure including through potential debt issuances.
At December 31, 2015, our total cash and cash equivalents balance included approximately $5.9 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating cash flow
Throughout 2015, 2014 and 2013, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, loss on sale of business, impairment of capitalized software development costs, loss on debt extinguishment and termination of derivative instruments, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue.

2015 vs. 2014
Cash flow from operations associated with working capital decreased $5.9 million during 2015 when compared to 2014, primarily due to:

•
an increase in current year bonus payments from a prior year change in the timing of payouts for certain bonus plans, from quarterly to annually, partially offset by an increase in amounts accrued for current year performance against current year targets;

•	a decrease in the growth rate of deferred revenue which was primarily attributable to the fair value of acquired deferred revenues and billing cycles of acquired companies, partially offset by

•	fluctuations in the timing of vendor payments; and

•	a reduction in cash taxes paid.

54	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

2014 vs. 2013
Cash flow from operations associated with working capital increased $10.3 million in 2014 when compared to 2013. The net working capital increase was primarily due to:

•	a change in the timing of payouts for certain bonus plans, from quarterly to annually;

•	an increase in deferred revenue from growth in subscriptions;

•	increases in accrued commissions and salaries; and

•	fluctuations in the timing of vendor payments; which were partially offset by

•	an increase in prepaid taxes; and

•	increases in accounts receivable from growth in subscriptions.
Investing cash flow

During 2016, we expect capital expenditures between $45.0 million and $50.0 million, which includes purchases of property and equipment and estimated cash outlays for capitalized software development costs. Refer to the commitments and contingencies subsection below for future minimum commitments related to purchase obligations.

2015 vs. 2014
Net cash used in investing activities of $222.7 million increased by $11.3 million during 2015, when compared to 2014.
During 2015, we had cash outlays of $18.6 million and $15.5 million for purchases of property and equipment and software development costs, respectively, which were up $4.7 million and $6.9 million, respectively, from cash spent during 2014. The increase in cash outlays for property and equipment were primarily driven by investments in our information technology infrastructure, technology platforms and infrastructure used in the delivery of our cloud-based solutions to customers, various facilities upgrades at a number of our U.S. and international locations, as well as incremental property and equipment costs from prior year business acquisitions. The increase in cash outlays for software development costs was primarily driven by development activities related to our Raiser's Edge NXT and Financial Edge NXT cloud-based solutions, development activities for other solutions and the inclusion of software development costs related to solutions historically provided by companies acquired in 2014.
During 2015, we used $187.8 million of cash for the acquisition of Smart Tuition compared to $188.9 million used in 2014 for the acquisitions of WhippleHill and MicroEdge.
2014 vs. 2013
During 2014, we used net cash of $188.9 million for the acquisitions of WhippleHill and MicroEdge compared to $0.9 million spent on investments in acquired companies during 2013. Aggregate cash outlays for purchases of property and equipment and capitalized software development costs were $22.4 million during 2014, which was relatively unchanged from 2013.
Financing cash flow

2015 vs. 2014
During 2015, we had a net increase in borrowings of $127.8 million, which was primarily used to finance the acquisition of Smart Tuition. The excess tax benefit we received from the exercise and vesting of stock-based compensation awards decreased by $2.0 million when comparing 2015 and 2014. Cash outlays related to deferred financing fees decreased in 2015 as we refinanced our credit facility in 2014. Also during 2015, we paid dividends of $22.5 million, which was relatively consistent with the amount paid in 2014.

2015 Form 10-K	55

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

2014 vs. 2013
During 2014, we had a net increase in debt of $129.5 million, which was primarily used to finance the acquisition of MicroEdge, and we received an excess tax benefit of $7.5 million from the exercise of stock-based compensation awards. Cash outlays related to deferred financing costs increased $3.0 million during 2014 when compared to 2013 as a result of refinancing our credit facility. Also during 2014, we paid dividends of $22.1 million, which was relatively consistent with the amount paid in 2013.
2014 Credit Facility
We have drawn on our five-year $325.0 million credit facility (the "2014 Credit Facility") from time to time to help us meet financial needs, such as financing for business acquisitions. At December 31, 2015, our available borrowing capacity under the 2014 Credit Facility was $103.7 million. We believe the 2014 Credit Facility will provide us with sufficient flexibility to meet our future financial needs. The 2014 Credit Facility matures in February 2019.
At December 31, 2015, the carrying amount of our debt under the 2014 Credit Facility was $408.6 million. Our average daily borrowings were $303.8 million during 2015.
Following is a summary of the financial covenants under the 2014 Credit Facility:

Financial Covenant	Requirement	Ratio as of December 31, 2015
Net Leverage Ratio	≤ 3.50 to 1.00	2.76 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	17.11 to 1.00
Under the 2014 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2014 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the credit agreement, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At December 31, 2015, we were in compliance with all debt covenants under the 2014 Credit Facility.
Financing for MicroEdge acquisition
We financed the acquisition of MicroEdge through cash on hand and borrowings under the 2014 Credit Facility. As previously disclosed, in February 2014, we entered into the 2014 Credit Facility in an aggregate principal amount of $325 million, with an option to request increases in the revolving commitments and/or request additional term loans in an aggregate principal amount of up to $200.0 million. On October 1, 2014, we exercised this option, and certain lenders agreed, to increase the revolving credit commitments by $100.0 million (the "October 2014 Additional Revolving Credit Commitments") such that for the period commencing October 1, 2014 through July 17, 2015, the aggregate revolving credit commitments that were available was $250.0 million. The October 2014 Additional Revolving Credit Commitments have the same terms as the existing revolving credit commitments. On October 1, 2014, we drew down $140.0 million in revolving credit commitments under the 2014 Credit Facility to finance the acquisition of MicroEdge.
Financing for Smart Tuition acquisition
On July 17, 2015, we again exercised this option and certain lenders agreed to increase the revolving credit commitments by an additional $100.0 million (the "July 2015 Additional Revolving Credit Commitments") such that for the period commencing July 17, 2015, the aggregate revolving credit commitments available were $350.0 million. The July 2015 Additional Revolving Credit Commitments have the same terms as the existing revolving credit commitments. On October 2, 2015, we drew down a $186.0 million revolving credit loan under the 2014 Credit Facility to finance the acquisition of Smart Tuition.

56	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Entry into interest rate swap agreement
In October 2015, we entered into an additional interest rate swap agreement (the "October 2015 Swap Agreement"), which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the October 2015 Swap Agreement. The notional value of the October 2015 Swap Agreement was $75.0 million with an effective date beginning in October 2015 and maturing in February 2018. We designated the October 2015 Swap Agreement as a cash flow hedge at the inception of the contract.
Commitments and contingencies
As of December 31, 2015, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$410.2	$4.4	$8.7	$397.1	$—
Interest payments on debt(2)	0.7	0.7	—	—	—

Unrecorded contractual obligations:
Operating leases(3)	97.3	14.6	26.1	24.3	32.3
Interest payments on debt(4)	27.7	8.8	17.6	1.3	—
Purchase obligations(5)	19.0	7.8	9.1	2.1	—
Total contractual obligations	$554.9	$36.3	$61.5	$424.8	$32.3

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2014 Credit Facility at December 31, 2015 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2014 Credit Facility for the purposes of determining minimum commitment amounts.

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
The total liability for uncertain tax positions as of December 31, 2015 and December 31, 2014, was $3.0 million and $3.6 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of December 31, 2015 and December 31, 2014.
In February 2016, our Board of Directors approved our annual dividend rate of $0.48 per share to be made in quarterly payments. Dividends at this annual rate would aggregate to $22.6 million assuming 47.0 million shares of our common stock are outstanding, although dividends are not guaranteed and our Board of Directors may decide, in its absolute discretion, to change or suspend dividend payments at any time for any reason. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of the 2014 Credit Facility, general economic conditions and our ability to generate adequate operating cash flow.
In February 2016, our Board of Directors declared a first quarter dividend of $0.12 per share payable on March 15, 2016 to stockholders of record on February 26, 2016.
Off-balance sheet arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

2015 Form 10-K	57

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Foreign currency exchange rates
Approximately 11% of our total revenue for 2015 was derived from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $0.8 million and $0.9 million as of December 31, 2015 and December 31, 2014, respectively.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in Pounds Sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During 2015, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. During 2015, however, the fluctuation in foreign currency exchange rates reduced our total revenue and income from operations by approximately $9.6 million and $3.7 million, respectively. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on total revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.
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
Critical accounting estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets including goodwill, income taxes, and business combinations, among others.
We base our estimates on historical experience, current trends and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from any of our estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 of our consolidated financial statements in this report. We believe the accounting estimates listed below are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

58	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Revenue Recognition

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

See Note 2 to our consolidated financial statements in this report for a complete discussion of our revenue recognition policies.
We recognize revenue when all of the following conditions are met:
(1) Persuasive evidence of an arrangement exists;
(2) The solutions or services have been delivered;
(3) The fee is fixed or determinable; and
(4) Collection of the resulting receivable is probable.
To the extent that our customers are billed for our solutions and services in advance of meeting each of the conditions above, we record such amounts in deferred revenue.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make significant estimates and assumptions, and to apply judgment.
For example, for arrangements that have multiple elements and include software licenses, we must exercise judgment and use estimates in order to (1) allocate the total price among the various elements we must deliver; (2) determine whether undelivered services are essential to the functionality of the delivered solutions and services; (3) determine whether vendor specific objective evidence ("VSOE") of fair value exists for each undelivered element; and (4) determine whether and when each element has been delivered.
For arrangements that have multiple elements and do not include software licenses, we must exercise judgment and use estimates in order to (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of VSOE of fair value if available, third-party evidence ("TPE") if VSOE is not available, and best estimate of selling price ("BESP") if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements based on the relative selling price method.
In addition, we exercise judgment in certain transactions when determining whether we should recognize revenue based on the gross amount billed to a customer (as a principle) or the net amount retained (as an agent). These judgments are based on the predominant weighting of factors identified in accounting guidance.
If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue or deferred revenue that we report in a particular period.

Business Combinations

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

We allocate the purchase price of an acquired business to its identifiable assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. The excess of the purchase price over the amount allocated to the assets acquired and liabilities assumed, if any, is recorded as goodwill.
We use available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of long-lived and identifiable intangible assets, and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain new information about facts and circumstances that existed as of the closing date.

Our purchase price allocation methodology contains uncertainties because it requires management to make significant estimates and assumptions, and to apply judgment to estimate the fair value of assets acquired and liabilities assumed, especially with respect to long-lived and intangible assets.
Management estimates the fair value of assets acquired and liabilities assumed based on quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses.
Critical estimates in valuing intangible assets include, but are not limited to, estimates about: future expected cash flows from customer contracts and relationships, proprietary technology and non-compete agreements; the acquired company's brand awareness and market position, the market awareness of the acquired company's branded technology solutions and services, assumptions about the period of time the brands will continue to be valuable; as well as expected costs to develop any in-process research and development into commercially viable solutions and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

If actual results are materially different than the assumptions we used to determine fair value of the assets acquired and liabilities assumed through a business combination as well as the estimated useful lives of the acquired intangible assets, it is possible that adjustments to the carrying values of such assets and liabilities will have a material impact on our financial position and results of operations.
See Note 3 to our consolidated financial statements in this report for information regarding our significant acquisitions.

2015 Form 10-K	59

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Income Taxes

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

We make estimates and judgments in accounting for income taxes. Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities.
We measure and recognize uncertain tax positions. To recognize uncertain tax positions we must first determine if it is more likely than not that the position will be sustained upon audit. We must then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
We make estimates in determining tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized.

The calculation of our income tax provision requires estimates due to transactions, credits and calculations where the ultimate tax determination is uncertain. Uncertainties arise as a consequence of the actual source of taxable income between domestic and foreign locations, the outcome of tax audits and the ultimate utilization of tax credits.
Our effective income tax rate is also affected by changes in the geographic distribution of our earnings or losses, changes in tax law in jurisdictions where we conduct business.
Significant judgment is required in the identification and measurement of uncertain tax positions. Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.
In assessing the adequacy of a recorded valuation allowance significant judgment is required. We consider all positive and negative evidence and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.
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

Long-lived and Intangible Assets including Goodwill

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

We review our long-lived and identifiable intangible assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances occur, we use the undiscounted cash flow method to determine whether the asset is impaired. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, we measure the impairment using discounted cash flows.
Goodwill is assigned to our three reporting units, which are defined as our three operating segments (see Note 7 to our consolidated financial statements in this report). We test goodwill for impairment annually during our fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In general, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. To the extent the qualitative factors indicate that the fair value is likely less than the carrying amount, we compare the fair value of the reporting unit with its carrying amount. We estimate fair value for each reporting unit based on projected future cash flows discounted using our weighted average cost of capital. If the carrying amount exceeds its fair value, impairment is indicated. If an impairment is indicated, the impairment loss is measured as the excess of the recorded goodwill over its fair value.

We review our long-lived and identifiable intangible assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances occur, we use the undiscounted cash flow method to determine whether the asset is impaired. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, we measure the impairment using discounted cash flows.
Goodwill is assigned to our three reporting units, which are defined as our three operating segments (see Note 7 to our consolidated financial statements in this report). We test goodwill for impairment annually during our fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In general, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. To the extent the qualitative factors indicate that the fair value is likely less than the carrying amount, we compare the fair value of the reporting unit with its carrying amount. We estimate fair value for each reporting unit based on projected future cash flows discounted using our weighted average cost of capital. If the carrying amount exceeds its fair value, impairment is indicated. If an impairment is indicated, the impairment loss is measured as the excess of the recorded goodwill over its fair value.

We have not made any material changes in the accounting methodology we use to assess impairment loss during the years ended December 31, 2015, 2014 and 2013.
During the year ended December 31, 2015, we recorded insignificant impairment charges against previously capitalized software development costs. During the year ended December 31, 2014, we recorded impairment charges of $1.6 million against certain previously capitalized software development costs. The charges reduced the carrying value of those costs to zero. The impairment charges resulted from obtaining software solutions through the acquisitions of Smart Tuition in 2015 and WhippleHill in 2014 and determining that it was no longer probable that certain computer software that was being developed would be placed into service.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to assess impairment losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations.

60	2015 Form 10-K

Blackbaud, Inc.
Item 7. Management's discussion and analysis of financial condition and results of operations (continued)

Recently issued accounting pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 of our consolidated financial statements in this report.

2015 Form 10-K	61

Blackbaud, Inc.

Item 7A. Quantitative and qualitative disclosures about market risk
We have market rate sensitivity for interest rates and foreign currency exchange rates.
Interest rate risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of December 31, 2015, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2014 and December 31, 2015.
Foreign currency risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s discussion and analysis of financial condition and results of operations — Foreign currency exchange rates” in Item 7 this report.
Item 8. Financial statements and supplementary data
BLACKBAUD, INC.

62	2015 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blackbaud, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of cash flows, and of stockholders’ equity present fairly, in all material respects, the financial position of Blackbaud, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities in 2015.

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

As described in Management’s Report on Internal Control Over Financial Reporting in Item 9A, management has excluded Smart Tuition from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Smart Tuition from our audit of internal control over financial reporting. Smart Tuition is a wholly-owned subsidiary whose total assets and total revenues represent 5.5% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
/S/ PRICEWATERHOUSECOOPERS LLP
Charlotte, North Carolina
February 24, 2016

2015 Form 10-K	63

Blackbaud, Inc.
Consolidated balance sheets

(in thousands, except share amounts)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$15,362	$14,735
Restricted cash due to customers	255,038	140,709
Accounts receivable, net of allowance of $4,943 and $4,539 at December 31, 2015 and December 31, 2014, respectively	80,046	77,523
Prepaid expenses and other current assets	48,666	40,392
Deferred tax asset, current portion	—	14,423
Total current assets	399,112	287,782
Property and equipment, net	52,651	49,896
Software development costs, net	19,551	9,420
Goodwill	436,449	349,008
Intangible assets, net	294,672	229,307
Other assets	21,418	17,770
Total assets	$1,223,853	$943,183
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$19,208	$11,436
Accrued expenses and other current liabilities	57,461	52,201
Due to customers	255,038	140,709
Debt, current portion	4,375	4,375
Deferred revenue, current portion	230,216	212,283
Total current liabilities	566,298	421,004
Debt, net of current portion	404,229	276,196
Deferred tax liability	27,996	43,639
Deferred revenue, net of current portion	7,119	8,991
Other liabilities	7,623	7,437
Total liabilities	1,013,265	757,267
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 56,873,817 and 56,048,135 shares issued at December 31, 2015 and December 31, 2014, respectively	57	56
Additional paid-in capital	276,340	245,674
Treasury stock, at cost; 9,903,071 and 9,740,054 shares at December 31, 2015 and December 31, 2014, respectively	(199,861)	(190,440)
Accumulated other comprehensive loss	(825)	(1,032)
Retained earnings	134,877	131,658
Total stockholders’ equity	210,588	185,916
Total liabilities and stockholders’ equity	$1,223,853	$943,183

The accompanying notes are an integral part of these consolidated financial statements.

64	2015 Form 10-K

Blackbaud, Inc.
Consolidated statements of comprehensive income

(in thousands, except share and per share amounts)	Years ended December 31,
	2015	2014	2013
Revenue
Subscriptions	$331,759	$263,435	$212,656
Maintenance	153,801	147,418	138,745
Services	132,978	128,371	126,548
License fees and other	19,402	25,197	25,868
Total revenue	637,940	564,421	503,817
Cost of revenue
Cost of subscriptions	167,341	133,221	93,649
Cost of maintenance	27,066	25,448	25,741
Cost of services	102,815	106,506	104,005
Cost of license fees and other	7,409	8,263	9,268
Total cost of revenue	304,631	273,438	232,663
Gross profit	333,309	290,983	271,154
Operating expenses
Sales and marketing	123,646	107,360	97,614
Research and development	84,636	77,179	65,645
General and administrative	76,084	58,277	50,320
Amortization	2,231	1,803	2,539
Restructuring	—	—	3,494
Total operating expenses	286,597	244,619	219,612
Income from operations	46,712	46,364	51,542
Interest expense	(8,073)	(6,011)	(5,818)
Other expense, net	(1,687)	(1,119)	(395)
Income before provision for income taxes	36,952	39,234	45,329
Income tax provision	11,303	10,944	14,857
Net income	$25,649	$28,290	$30,472
Earnings per share
Basic	$0.56	$0.63	$0.68
Diluted	$0.55	$0.62	$0.67
Common shares and equivalents outstanding
Basic weighted average shares	45,623,854	45,215,138	44,684,812
Diluted weighted average shares	46,498,704	45,799,874	45,421,140
Dividends per share	$0.48	$0.48	$0.48
Other comprehensive income
Foreign currency translation adjustment	62	261	53
Unrealized gain on derivative instruments, net of tax	145	92	535
Total other comprehensive income	207	353	588
Comprehensive income	$25,856	$28,643	$31,060

The accompanying notes are an integral part of these consolidated financial statements.

2015 Form 10-K	65

Blackbaud, Inc.
Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities
Net income	$25,649	$28,290	$30,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,997	45,417	43,164
Provision for doubtful accounts and sales returns	6,825	5,248	5,403
Stock-based compensation expense	25,246	17,345	16,910
Excess tax benefits from exercise and vesting of stock-based compensation	(5,466)	(7,455)	—
Deferred taxes	3,165	3,050	13,873
Loss on sale of business	1,976	—	—
Impairment of capitalized software development costs	239	1,626	—
Loss on debt extinguishment and termination of derivative instruments	—	996	—
Amortization of deferred financing costs and discount	899	734	613
Other non-cash adjustments	(197)	1,163	1,261
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(7,593)	(5,750)	3,161
Prepaid expenses and other assets	(10,979)	(8,464)	2,977
Trade accounts payable	6,133	(948)	(218)
Accrued expenses and other liabilities	(166)	4,014	(17,055)
Restricted cash due to customers	(34,279)	(33,510)	(39,801)
Due to customers	34,279	33,510	39,801
Deferred revenue	12,612	17,011	6,683
Net cash provided by operating activities	114,340	102,277	107,244
Cash flows from investing activities
Purchase of property and equipment	(18,633)	(13,911)	(20,086)
Capitalized software development costs	(15,481)	(8,535)	(3,197)
Purchase of net assets of acquired companies, net of cash acquired	(188,072)	(188,918)	(876)
Net cash used in sale of business	(521)	—	—
Net cash used in investing activities	(222,707)	(211,364)	(24,159)
Cash flows from financing activities
Proceeds from issuance of debt	312,300	365,100	103,008
Payments on debt	(184,475)	(235,589)	(165,600)
Debt issuance costs	(429)	(3,003)	—
Proceeds from exercise of stock options	32	188	385
Excess tax benefits from exercise and vesting of stock-based compensation	5,466	7,455	—
Dividend payments to stockholders	(22,508)	(22,107)	(22,081)
Net cash provided by (used in) financing activities	110,386	112,044	(84,288)
Effect of exchange rate on cash and cash equivalents	(1,392)	(111)	(399)
Net increase (decrease) in cash and cash equivalents	627	2,846	(1,602)
Cash and cash equivalents, beginning of year	14,735	11,889	13,491
Cash and cash equivalents, end of year	$15,362	$14,735	$11,889

Supplemental disclosure of cash flow information
Cash (paid) received during the year for:
Interest	(7,208)	(4,894)	(5,108)
Taxes, net of refunds	(4,795)	(9,581)	4,132
Purchase of equipment and other assets included in accounts payable	(3,204)	(3,300)	(1,557)

The accompanying notes are an integral part of these consolidated financial statements.

66	2015 Form 10-K

Blackbaud, Inc.
Consolidated statements of stockholders' equity

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2012	54,859,604	$55	$203,638	$(170,898)	$(1,973)	$116,862	$147,684
Net income	—	—	—	—	—	30,472	30,472
Payment of dividends	—	—	—	—	—	(22,081)	(22,081)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	609,500	—	385	—	—	—	385
Surrender of 363,731 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(12,390)	—	—	(12,390)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	16,765	—	—	145	16,910
Restricted stock grants	458,462	1	—	—	—	—	1
Restricted stock cancellations	(227,749)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	588	—	588
Balance at December 31, 2013	55,699,817	$56	$220,763	$(183,288)	$(1,385)	$125,398	$161,544
Net income	—	—	—	—	—	28,290	28,290
Payment of dividends	—	—	—	—	—	(22,107)	(22,107)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	186,473	—	188	—	—	—	188
Surrender of 166,952 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(7,152)	—	—	(7,152)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	7,455	—	—	—	7,455
Stock-based compensation	—	—	17,268	—	—	77	17,345
Restricted stock grants	248,567	—	—	—	—	—	—
Restricted stock cancellations	(86,722)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	353	—	353
Balance at December 31, 2014	56,048,135	$56	$245,674	$(190,440)	$(1,032)	$131,658	$185,916
Net income	—	—	—	—	—	25,649	25,649
Payment of dividends	—	—	—	—	—	(22,508)	(22,508)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	202,078	—	32	—	—	—	32
Surrender of 163,017 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(9,421)	—	—	(9,421)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	5,466	—	—	—	5,466
Stock-based compensation	—	—	25,168	—	—	78	25,246
Restricted stock grants	736,252	1	—	—	—	—	1
Restricted stock cancellations	(112,648)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	207	—	207
Balance at December 31, 2015	56,873,817	$57	$276,340	$(199,861)	$(825)	$134,877	$210,588

The accompanying notes are an integral part of these consolidated financial statements.

67	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements

1. Organization
We are a leading provider of software and services for the global philanthropic community. We offer a full spectrum of cloud-based and on-premises solutions, as well as a resource network that empowers and connects organizations of all sizes. Our portfolio of software and services support nonprofit fundraising and relationship management, digital marketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility, and education. As of December 31, 2015, we had approximately 35,000 active customers including nonprofits, K-12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations.
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
Reclassifications
In order to provide comparability between periods presented, "donor restricted cash" and "donations payable" have been renamed as "restricted cash due to customers" and "due to customers", respectively, in the previously reported consolidated balance sheets to conform to presentation of the current period.
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
In order to provide comparability between periods presented, "interest income", "loss on sale of business", "loss on debt extinguishment and termination of derivative instruments" and "other income (expense), net" have been combined within "other expense, net" in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period. See Note 8 to these consolidated financial statements for additional details.
In order to provide comparability between periods presented, capitalized software development costs have been presented separately as "software development costs, net" in the previously reported consolidated balance sheet to conform to presentation of the current period. Prior to separate presentation, substantially all of the net book value of capitalized software development costs had been recorded within "other assets".
Reclassifications were also made to prior period goodwill and segment disclosures to reflect changes in our reporting units and reportable segments. See Note 7 and Note 16 to these consolidated financial statements for additional discussion.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets including goodwill, income taxes, business combinations, stock-based compensation, capitalization of software development costs, our allowances for sales returns and doubtful accounts, deferred sales commissions and professional services costs, valuation of derivative instruments and loss contingencies. Changes in the

68	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
Determining whether and when these criteria have been met can require significant judgment and estimates. We deem acceptance of a contract to be evidence of an arrangement. Delivery of our services occurs when the services have been performed. Delivery of our solutions occurs when the solution is shipped or transmitted, and title and risk of loss have transferred to the customers. Our typical arrangements do not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. Payment terms greater than 90 days are considered to be beyond our customary payment terms. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we defer revenue recognition until collection. Revenue is recognized net of actual and estimated sales returns and allowances.
We follow guidance provided in ASC 605-45, Principal Agent Considerations, which states that determining whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in the evaluation.
Subscriptions
We provide cloud-based subscription solutions to customers which are available for use in hosted application arrangements without licensing perpetual rights to the software (“hosted applications”). Revenue from hosted applications is recognized ratably beginning on the activation date over the term of the arrangement, which generally ranges from one to three years. Any revenue related to upfront activation or set-up fees is deferred and recognized ratably over the estimated period that the customer benefits from the related hosted application. Direct and incremental costs related to upfront activation or set-up activities for hosted applications are capitalized until the hosted application is deployed and in use, and then expensed ratably over the estimated period that the customer benefits from the related hosted application.
We provide hosting services to customers who have purchased perpetual rights to certain of our software solutions (“hosting services”). Revenue from hosting services, online training programs as well as subscription-based analytic services such as data enrichment and data management services, is recognized ratably beginning on the activation date over the term of the arrangement, which generally ranges from one to three years. Any related set-up fees are recognized ratably over the estimated period that the customer benefits from the related hosting service. The estimated period of benefit is evaluated on an annual basis using historical customer retention information by solution or service.
For arrangements that have multiple elements and do not include software licenses, we allocate arrangement consideration at the inception of the arrangement to those elements that qualify as separate units of accounting. The arrangement consideration is allocated to the separate units of accounting based on relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor specific objective evidence (“VSOE”) of fair value if available; (ii) third-

2015 Form 10-K	69

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

party evidence (“TPE”) if VSOE is not available; and (iii) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. In general, we use VSOE to allocate the selling price to subscription and service deliverables.
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
Maintenance
We recognize revenue from maintenance services ratably over the term of the arrangement, generally one year at contract inception with annual renewals thereafter. Maintenance contracts are at rates that vary according to the level of the maintenance program associated with the software solution and are generally renewable annually. Maintenance contracts may also include the right to unspecified solution upgrades on an if-and-when available basis. Certain incremental support services are sold in prepaid units of time and recognized as revenue upon their usage.
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
License fees
We sell perpetual software licenses with maintenance, varying levels of professional services and, in certain instances, with hosting services. We allocate revenue to each of the elements in these arrangements using the residual method under which we first allocate revenue to the undelivered elements, typically the non-software license components, based on VSOE of fair value of the various elements. We determine VSOE of fair value of the various elements using different methods. VSOE of fair value for maintenance services associated with software licenses is based upon renewal rates stated in the arrangements with customers, which demonstrate a consistent relationship of maintenance pricing as a percentage of the contractual license fee. VSOE of fair value of professional services and other solutions and services is based on the average selling price of these same solutions and services to other customers when sold on a stand-alone basis. Any remaining revenue is allocated to the delivered element, which is normally the software license in the arrangement. In general, revenue is recognized for software licenses upon delivery to our customers.
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

70	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Deferred revenue
To the extent that our customers are billed for the above described solutions and services in advance of delivery, we record such amounts in deferred revenue. For example, our subscription and maintenance customers are generally billed one year in advance.
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
We record all derivative instruments on our consolidated balance sheets at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Ineffective portions of the changes in the fair value of cash flow hedges are recognized currently in earnings. See Note 10 of these consolidated financial statements for further discussion of our derivative instruments.

Reimbursable travel expense
We expense reimbursable travel costs as incurred and include them in cost of license fees and other revenue. The reimbursement of these costs by our customers is included in license fees and other revenue.
Sales taxes
We present sales taxes and other taxes collected from customers and remitted to governmental authorities on a net basis and, as such, exclude them from revenues.
Shipping and handling
We expense shipping and handling costs as incurred and include them in cost of license fees and other revenue. The reimbursement of these costs by our customers is included in license fees and other revenue.

2015 Form 10-K	71

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Cash and cash equivalents
We consider all highly liquid investments purchased with a maturity of three months or less and cash items in transit to be cash equivalents.
Restricted cash due to customers; Due to customers
Restricted cash due to customers consists of monies collected by us and payable to our customers, net of the associated transaction fees earned. Monies associated with amounts due to customers are segregated in a separate bank account and used exclusively for the payment of amounts due to customers. This usage restriction is either legally or internally imposed and reflects our intention with regard to such deposits.
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash due to customers and accounts receivable. Our cash and cash equivalents and restricted cash due to customers are placed with high credit-quality financial institutions. Our accounts receivable are derived from sales to customers who primarily operate in the nonprofit sector. With respect to accounts receivable, we perform ongoing evaluations of our customers and maintain an allowance for doubtful accounts based on historical experience and our expectations of future losses. As of and for the years ended December 31, 2015, 2014 and 2013, there were no significant concentrations with respect to our consolidated revenues or accounts receivable.
Property and equipment
We record property and equipment assets at cost and depreciate them over their estimated useful lives using the straight-line method. Property and equipment subject to capital leases are depreciated over the lesser of the term of the lease or the estimated useful life of the asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to earnings. Repair and maintenance costs are expensed as incurred.
Construction-in-progress represents purchases of computer software and hardware associated with new internal system implementation projects which had not been placed in service at the respective balance sheet dates. We transferred these assets to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2015, 2014 and 2013.
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
Critical estimates in valuing intangible assets include, but are not limited to, estimates about: future expected cash flows from customer contracts, proprietary technology and non-compete agreements; the acquired company's brand awareness and market position, assumptions about the period of time the brand will continue to be valuable; as well as expected costs to develop any in-process research and development into commercially viable solutions and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable, and unanticipated events and changes in circumstances may occur.

72	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Goodwill
Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by us in a business combination. Goodwill is allocated to reporting units and tested annually for impairment. Our reporting units are our three reportable segments as described in Note 16 of these consolidated financial statements. We will also test goodwill for impairment between annual impairment tests if indicators of potential impairment exist. The quantitative impairment test is a two-step process that first compares the fair values of the reporting units with their respective carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a potential impairment is indicated, and we then perform the second step to determine the amount of any impairment loss by comparing the implied fair value of the affected reporting unit's goodwill with the carrying amount of its goodwill. If the carrying amount of the affected reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to that excess. In 2015, we performed the quantitative impairment test which indicated that the estimated fair values of the reporting units significantly exceeded their respective carrying values; therefore, the second step of the impairment test was not required to be performed.
In each of 2014 and 2013, we performed the optional qualitative assessment of the goodwill assigned to each of our reporting units. When a qualitative assessment is performed, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Significant judgment is required in the assessment of qualitative factors including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. To the extent the qualitative factors indicate that there is more than 50% likelihood that the fair value is less than the carrying amount, we compare the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated and we will recognize an impairment loss in an amount equal to the difference. As a result of our 2014 and 2013 qualitative assessments of goodwill assigned to each of our reporting units, we concluded it was not more likely than not that the fair value of each reporting unit was less than its carrying value, respectively.
There was no impairment of goodwill during 2015, 2014 or 2013.
Intangible assets
We amortize finite-lived intangible assets over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Straight-line and accelerated(1)	4-17
Marketing assets	Straight-line	1-8
Acquired software and technology	Straight-line and accelerated(2)	4-10
Non-compete agreements	Straight-line	2-5
Database	Straight-line	8

(1)	Certain of the customer relationships are amortized on an accelerated basis.

(2)	Certain of the acquired software and technology assets are amortized on an accelerated basis.
Indefinite-lived intangible assets consist of trade names. We evaluate the estimated useful lives and the potential for impairment of finite and indefinite-lived intangible assets on an annual basis, or more frequently if events or circumstances indicate revised estimates of useful lives may be appropriate or that the carrying amount may not be recoverable. If the carrying amount is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. Substantially all of our intangible assets were acquired in business combinations. There was no impairment of acquired intangible assets during 2015, 2014 or 2013.

2015 Form 10-K	73

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
We estimate the number of awards that will be forfeited and recognize expense only for those awards that we expect will ultimately vest. Significant judgment is required in determining the adjustment to compensation expense for estimated forfeitures. Compensation expense in a period could be impacted, favorably or unfavorably, by differences between estimated and actual forfeitures. Income tax benefits resulting from the vesting and exercise of stock-based compensation awards are recognized in the period the unit or award is vested or option or right is exercised to the extent expense has been recognized.
Income taxes
We make estimates and judgments in accounting for income taxes. The calculation of the income tax provision requires estimates due to transactions, credits and calculations where the ultimate tax determination is uncertain. Uncertainties arise as a consequence of the actual source of taxable income between domestic and foreign locations, the outcome of tax audits and the ultimate utilization of tax credits. To the extent actual results differ from estimated amounts recorded, such differences will impact the income tax provision in the period in which the determination is made.
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
Foreign currency
Net assets recorded in a foreign currency are translated at the exchange rate on the balance sheet date. Revenue and expense items are translated using an average of monthly exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income.
Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other expense, net. For the year ended December 31, 2015, we recorded an insignificant net foreign currency gain. For the years ended December 31, 2014 and 2013, we recorded insignificant net foreign currency losses.

74	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Research and development
Research and development costs are expensed as incurred. These costs include human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and certain other expenses related to researching and developing new solutions, and allocated depreciation, facilities and IT support costs.
Software development costs
We incur certain costs associated with the development of internal-use software, which are primarily related to activities performed to develop our cloud-based solutions. Internal and external costs incurred in the preliminary project stage of internal-use software development are expensed as incurred. Once the software being developed has reached the application development stage, qualifying internal costs including payroll and payroll-related costs of employees who are directly associated with and devote time to the software project as well as external direct costs of materials and services are capitalized. Capitalization ceases at the point at which the developed software is substantially complete and ready for its intended use, which is typically upon completion of all substantial testing. Qualifying costs capitalized during the application development stage include those related to specific upgrades and enhancements when it is probable that those costs incurred will result in additional functionality. Overhead costs, including general and administrative costs, as well as maintenance, training and all other costs associated with post-implementation stage activities are expensed as incurred. In addition, internal costs that cannot be reasonably separated between maintenance and relatively minor upgrades and enhancements are expensed as incurred. Historically, we have also incurred and capitalized costs in connection with the development of certain of our software solutions licensed to customers on a perpetual basis, which are accounted for as costs of software to be sold, leased or otherwise marketed; however, costs capitalized related to those solutions were insignificant as of December 31, 2015 and 2014.
Capitalized software development costs are amortized on a straight line basis over the software asset's estimated useful life, which is generally three years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the year ended December 31, 2015, we recorded insignificant impairment charges against previously capitalized software development costs. During the year ended December 31, 2014, we recorded impairment charges of $1.6 million against certain previously capitalized software development costs. The charges reduced the carrying value of the certain previously capitalized software development costs to zero and are reflected in research and development expense. The impairment charges resulted from obtaining software solutions through the acquisitions of Smart Tuition in 2015 and WhippleHill in 2014, respectively, and our determination that it was no longer probable that certain internal-use software that was previously being developed would be placed into service. There were no impairment charges during the year ended December 31, 2013.
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

2015 Form 10-K	75

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Below is a summary of the changes in our allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/adjustment	Write-off	Balance at end of year
2015	$4,185	$5,834	$(5,588)	$4,431
2014	5,158	4,407	(5,380)	4,185
2013	7,730	4,132	(6,704)	5,158
Below is a summary of the changes in our allowance for doubtful accounts.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/adjustment	Write-off	Balance at end of year
2015	$354	$699	$(541)	$512
2014	455	777	(878)	354
2013	816	775	(1,136)	455
Sales commissions
We pay sales commissions at the time contracts with customers are signed or shortly thereafter, depending on the size and duration of the sales contract. To the extent that these commissions relate to revenue not yet recognized, the amounts are recorded as deferred sales commission costs. Subsequently, the commissions are recognized as sales and marketing expense as the revenue is recognized.
Below is a summary of the changes in our deferred sales commission costs included in prepaid expenses and other current assets.

Years ended December 31, (in thousands)	Balance at beginning of year	Additions	Expense	Balance at end of year
2015	$22,630	$55,934	$(48,423)	$30,141
2014	20,088	24,615	(22,073)	22,630
2013	18,142	20,487	(18,541)	20,088
Advertising costs
We expense advertising costs as incurred, which was $2.3 million, $1.6 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Restructuring costs
Restructuring costs include charges for the costs of exit or disposal activities. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred.

Impairment of long-lived assets
We review long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. No impairment of long-lived assets occurred in 2015 or 2014 except for the impairment of previously capitalized software development costs discussed above. No impairment of long-lived assets occurred in 2013.

76	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
Earnings per share
We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share reflect the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options and stock appreciation rights and vesting of restricted stock awards and units.
Recently adopted accounting pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-17, Income Taxes (Topic 740)-Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. As a result, each jurisdiction will now only have one net non-current deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. ASU 2015-17 is effective for public business entities in fiscal years beginning after December 15, 2016; however, early adoption is permitted. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively to all periods presented. We early adopted ASU 2015-17, utilizing the prospective application as permitted, and therefore have not retrospectively adjusted prior period information.
Recently issued accounting pronouncements

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 requires for acquirers in business combinations to recognize adjustments to provisional amounts identified during measurement periods in the reporting periods in which adjusted amounts are determined. The update requires that acquirers record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, resulting from changes in provisional amounts, calculated as if the accounting had been completed at acquisition date. The update also requires separate income statement presentation or note disclosure of amounts recorded in current period earnings by line item that would have been recorded in previous reporting periods if the provisional amount adjustments had been recognized at the acquisition date (requirements to retrospectively account for those adjustments have been eliminated). The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after its effective date, with earlier application permitted for financial statements that have not been issued. We will adopt ASU 2015-16 effective January 1, 2016 and apply this guidance where applicable in any future business combinations.
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

2015 Form 10-K	77

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

after the effective date or (2) retrospectively. We will adopt ASU 2015-05 effective January 1, 2016 on a prospective basis and do not expect that the implementation of this standard will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. ASU 2015-03 will be effective for the Company in fiscal year 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We are currently evaluating the impacts that implementation of this standard will have upon adoption but do not expect that the implementation of this standard will have a material impact on our consolidated balance sheets.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016. An entity should apply ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. In July 2015, the FASB decided to delay the effective date of the new standard for one year. The new standard now requires application no later than annual reporting periods beginning after December 15, 2017, including interim reporting periods therein; however, public entities are permitted to elect to early adopt the new standard as of the original effective date. We expect the adoption of ASU 2014-09 will impact our consolidated financial statements. We are currently evaluating implementation methods and the extent of the impact that implementation of this standard will have upon adoption.
3. Business combinations
2015 Acquisitions
Smart Tuition
On October 2, 2015, we completed our acquisition of all of the outstanding equity, including all voting equity interests, of Smart, LLC (“Smart Tuition”). Smart Tuition is a leading provider of payment software and services for private schools and parents. The acquisition of Smart Tuition further expanded our offerings in the K-12 technology sector. We acquired Smart Tuition for $187.8 million in cash, net of closing adjustments. As a result of the acquisition, Smart Tuition has become a wholly-owned subsidiary of ours. We included the operating results of Smart Tuition as well as goodwill arising from the acquisition in our consolidated financial statements within GMBU from the date of acquisition. For the year ended December 31, 2015, Smart Tuition's total revenue and operating income included in our consolidated financial statements was $8.5 million and $0.9 million, respectively. During the year ended December 31, 2015, we incurred acquisition-related expenses associated with the acquisition of Smart Tuition of $3.7 million, which were recorded in general and administrative expense. Due to the timing of the transaction, the initial accounting for this acquisition, including the measurement of assets acquired, liabilities assumed and goodwill, is not complete and is pending detailed analyses of the facts and circumstances that existed as of the October 2, 2015 acquisition date.
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

78	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The preliminary purchase price allocation is based upon a preliminary valuation of assets and liabilities and the estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities pending finalization include the valuation of acquired intangible assets, the assumed deferred revenue and deferred taxes. Differences between the preliminary and final valuation could have a material impact on our future results of operations and financial position. The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

(in thousands)
Net working capital, excluding deferred revenue	$550
Property and equipment	2,457
Deferred revenue	(6,500)
Deferred tax asset	2,637
Intangible assets	97,800
Goodwill	90,558
Total purchase price(1)	$187,502
(1) The purchase price differs from the net cash outlay of $187.8 million due to certain insignificant acquisition-related expenses included therein.

The estimated fair value of accounts receivable acquired approximates the contractual value of $3.0 million. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of Smart Tuition, all of which was assigned to our GMBU reporting segment. Approximately $86.5 million of the goodwill arising in the acquisition is deductible for income tax purposes.

The Smart Tuition acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired	Weighted average amortization period
Smart Tuition	(in thousands)	(in years)
Customer relationships	$72,300	17
Marketing assets	1,200	3
Acquired technology	22,100	7
Non-compete agreements	2,200	5
Total intangible assets	$97,800	14

The estimated fair values of the finite-lived intangible assets were based on variations of the income approach, which estimates fair value based on the present value of cash flows that the assets are expected to generate which included the relief-from-royalty method, incremental cash flow method including the with and without method and excess earnings method, depending on the intangible asset being valued. The method of amortization of identifiable finite-lived intangible assets is based on the expected pattern in which the estimated economic benefits of the respective assets are consumed or otherwise used up. Customer relationships and acquired technology are being amortized on an accelerated basis while marketing assets and non-compete agreements are being amortized on a straight-line basis.

2015 Form 10-K	79

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following unaudited pro forma condensed combined consolidated results of operations assume that the acquisition of Smart Tuition occurred on January 1, 2014. This unaudited pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and should not be relied upon as being indicative of the historical results that would have been attained had the transaction been consummated as of January 1, 2014, or of the results that may occur in the future. The unaudited pro forma information reflects adjustments for amortization of intangibles related to the fair value adjustments of the assets acquired, write-down of acquired deferred revenue to fair value, additional interest expense related to the financing of the transaction and the related tax effects of the adjustments.

	Years ended December 31,
(in thousands, except per share amounts)	2015	2014
Revenue	$666,131	$587,459
Net income	$26,334	$17,952
Basic earnings per share	$0.58	$0.40
Diluted earnings per share	$0.57	$0.39
2014 Acquisitions
MicroEdge
On October 1, 2014, we completed our acquisition of all of the outstanding equity, including all voting equity interests of MicroEdge Holdings, LLC (“MicroEdge”). MicroEdge is a provider of software solutions that enable the worldwide giving community to organize, simplify and measure their acts of charitable giving. The acquisition of MicroEdge expanded our offerings in the philanthropic giving sector with its comprehensive solutions for grant-making, corporate social responsibility and foundation management. We acquired MicroEdge for an aggregate purchase price of $159.8 million in cash. As a result of the acquisition, MicroEdge has become a wholly-owned subsidiary of ours. The operating results of MicroEdge have been included in our consolidated financial statements from the date of acquisition within the ECBU. For the year ended December 31, 2015, MicroEdge's total revenue was $31.9 million. Because we have integrated a substantial amount of MicroEdge's operations into ours, it is impracticable to determine the operating costs attributable solely to the acquired business. We financed the acquisition of MicroEdge through cash on hand and borrowings of $140.0 million under our existing credit facility.
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

The estimated fair value of accounts receivable acquired approximates the contractual value of $6.3 million. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of MicroEdge, all of which was assigned to our ECBU reporting segment. Approximately $37.4 million of the goodwill arising in the acquisition is deductible for income tax purposes. We finalized the purchase price allocation for MicroEdge, including the valuation of assets acquired and liabilities assumed, during the third quarter of 2015. During the nine months ended September 30, 2015, we recorded a measurement period adjustment to the estimated fair value of the deferred tax liability following the receipt of new information. The adjustment resulted in a decrease in

80	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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

The estimated fair values of the finite-lived intangible assets were based on variations of the income approach, which estimates fair value based on the present value of cash flows that the assets are expected to generate which included the relief-from-royalty method, incremental cash flow method including the with and without method and excess earnings method, depending on the intangible asset being valued. The method of amortization of identifiable finite-lived intangible assets is based on the expected pattern in which the estimated economic benefits of the respective assets are consumed or otherwise used up. Customer relationships and certain of the acquired technology are being amortized on an accelerated basis. Marketing assets, non-compete agreements and certain of the acquired technology are being amortized on a straight-line basis.

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

	Years ended December 31,
(in thousands, except per share amounts)	2014	2013
Revenue	$592,930	$528,095
Net income	$26,944	$25,300
Basic earnings per share	$0.60	$0.57
Diluted earnings per share	$0.59	$0.56

2015 Form 10-K	81

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
We recorded $22.2 million of finite-lived intangible assets, $9.3 million of goodwill (all of which is deductible for income tax purposes) and $3.5 million of net tangible assets acquired and liabilities assumed associated with the WhippleHill acquisition based on our determination of estimated fair values. Included in net tangible assets acquired and liabilities assumed was $4.6 million of acquired accounts receivable, for which fair value was estimated to approximate the contractual value. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of WhippleHill, all of which was assigned to our GMBU reporting segment. We finalized the purchase price allocation for WhippleHill, including the valuation of assets acquired and liabilities assumed, during the second quarter of 2015.
The WhippleHill acquisition resulted in the identification of the following identifiable finite-lived intangible assets:

	Intangible assets acquired	Weighted average amortization period
WhippleHill	(in thousands)	(in years)
Customer relationships	$11,300	11
Acquired technology	8,500	7
Marketing assets	2,300	9
Non-compete agreements	100	3
Total intangible assets	$22,200	9
The estimated fair values of the finite-lived intangible assets were based on variations of the income approach which estimates fair value based upon the present value of cash flows that the assets are expected to generate and which included the relief-from-royalty method, incremental cash flow method including the with and without method and excess earnings method, depending on the intangible asset being valued. The method of amortization of identifiable finite-lived intangible assets is based on the expected pattern in which the estimated economic benefits of the respective assets are consumed or otherwise used up. Customer relationships are being amortized on an accelerated basis. Acquired technology, trade names and non-compete agreements are being amortized on a straight-line basis.
We determined that the WhippleHill acquisition was a non-material business combination. As such, pro forma disclosures are not required and are not presented.

82	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

4. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
(in thousands, except share and per share amounts)	2015	2014	2013
Numerator:
Net income	$25,649	$28,290	$30,472
Denominator:
Weighted average common shares	45,623,854	45,215,138	44,684,812
Add effect of dilutive securities:
Stock-based compensation	874,850	584,736	736,328
Weighted average common shares assuming dilution	46,498,704	45,799,874	45,421,140
Earnings per share:
Basic	$0.56	$0.63	$0.68
Diluted	$0.55	$0.62	$0.67

The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Years ended December 31,
	2015	2014	2013
Shares excluded from calculations of diluted earnings per share	18,554	23,159	116,438

2015 Form 10-K	83

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

5. Fair value measurements
Recurring fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of:

	Fair value measurement using
(in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of December 31, 2015
Financial assets:
Derivative instruments(1)	$—	$406	$—	$406
Total financial assets	$—	$406	$—	$406

Fair value as of December 31, 2015
Financial liabilities:
Derivative instruments(1)	$—	$438	$—	$438
Total financial liabilities	$—	$438	$—	$438

Fair value as of December 31, 2014
Financial liabilities:
Derivative instruments(1)	$—	$268	$—	$268
Total financial liabilities	$—	$268	$—	$268

(1)
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents, donor restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and donations payable approximate their fair values at December 31, 2015 and December 31, 2014, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at December 31, 2015 and December 31, 2014, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.

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

There were no non-recurring fair value adjustments to intangible assets and goodwill during 2015, 2014 and 2013 except for certain fair value measurements to reassign goodwill between reportable segments (as disclosed in Note 7 to these consolidated financial statements) as well as for certain business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date (as disclosed in Note 3 to these consolidated financial statements) from updated estimates and assumptions during the measurement period. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

84	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

6. Property and equipment and software development costs
Property and equipment
Property and equipment consisted of the following, as of:

	Estimated useful life (years)	December 31,
(in thousands)		2015	2014
Equipment	3 - 5	$3,868	$3,680
Computer hardware	3 - 5	77,668	67,145
Computer software(1)	3 - 5	26,457	23,550
Construction in progress	-	2,337	587
Furniture and fixtures	5 - 7	7,146	7,182
Leasehold improvements	Term of lease	17,171	14,528
Total property and equipment(1)		134,647	116,672
Less: accumulated depreciation(1)		(81,996)	(66,776)
Property and equipment, net(1)		$52,651	$49,896

(1)
In order to provide comparability between periods presented, certain capitalized software development costs and related accumulated amortization that were recorded in "property and equipment, net" have been recorded to "software development costs, net" in the previously reported consolidated balance sheet to conform to presentation of the current period.

Depreciation expense was $18.5 million, $17.3 million, and $17.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Property and equipment, net of depreciation, under capital leases at December 31, 2015 and 2014 was not significant.
Software development costs
Software development costs consisted of the following, as of:

	Estimated useful life (years)	December 31,
(in thousands)		2015	2014
Software development costs	3	$28,767	$13,259
Less: accumulated amortization		(9,216)	(3,839)
Software development costs, net		$19,551	$9,420
Amortization expense related to software development costs was $5.4 million, $2.0 million, and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in both cost of subscriptions, primarily, and to a lesser extent, cost of license fees.

2015 Form 10-K	85

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

7. Goodwill and other intangible assets
The change in goodwill for each reportable segment (as defined in Note 16) during 2015, consisted of the following:

(in thousands)	ECBU	GMBU	IBU	Total
Balance at December 31, 2014	$242,075	$100,418	$6,515	$349,008
Additions related to business combinations(1)	—	90,558	239	90,797
Adjustments related to prior year business combinations(2)	(1,581)	—	—	(1,581)
Adjustments related to dispositions(3)	—	—	(1,153)	(1,153)
Effect of foreign currency translation(4)	—	—	(622)	(622)
Balance at December 31, 2015	$240,494	$190,976	$4,979	$436,449

(1)	The goodwill allocated to GMBU was associated with our acquisition of Smart Tuition in October 2015 while the goodwill allocated to IBU was associated with an insignificant business combination.

(2)	See Note 3 to these consolidated financial statements for details of the immaterial measurement period adjustment.

(3)	See Note 18 to these consolidated financial statements for a summary of the disposition.

(4)	Includes an insignificant reduction in goodwill related to the disposition discussed in (3) above.
As a result of the change in our reportable segments, which became effective in March 2015, $33.2 million of goodwill that had been attributed to the former Target Analytics segment as of December 31, 2014 was reassigned. Of that amount $17.3 million, $15.6 million and $0.3 million was reassigned to ECBU, GMBU and IBU, respectively, based on their relative fair values. The reassignment of goodwill is reflected in the goodwill balances as of December 31, 2015 and December 31, 2014. In connection with the change in reportable segments, goodwill allocated to the ECBU, GMBU and IBU reporting units was reviewed under the two-step quantitative goodwill impairment test in accordance with the authoritative guidance. Under the first step of the authoritative guidance for impairment testing, the fair value of the reporting units was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Based on the first step of the analysis, we determined the fair value of each reporting unit was significantly above its respective carrying amount. As such, we were not required to perform step two of the analysis for the purposes of determining the amount of any impairment loss and no impairment charge was recorded as a result of the interim period impairment test performed during the three months ended March 31, 2015.
As part of our annual goodwill impairment analysis, we determined that our former Other reporting segment should no longer be considered a stand-alone reporting unit. As a result of the change in our reporting units effective beginning in October 2015, $2.1 million of goodwill that had been attributed to the Other segment as of December 31, 2014 was reassigned. Of that amount $1.5 million, $0.6 million and an insignificant amount was reassigned to ECBU, GMBU and IBU, respectively, based on their relative fair values. The reassignment of goodwill is reflected in the goodwill balances as of December 31, 2015 and December 31, 2014.
During the year ended December 31, 2015, we derecognized $1.4 million of goodwill as a result of a disposition of a business as discussed in Note 18 to these consolidated financial statements. No derecognition of goodwill occurred during 2014 or 2013.

86	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

We have recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization as of:

	December 31,
(in thousands)	2015	2014
Finite-lived gross carrying amount
Customer relationships	$247,462	$174,239
Marketing assets	16,187	15,158
Acquired software and technology	148,615	126,650
Non-compete agreements	3,402	1,158
Database	4,378	4,275
Total finite-lived gross carrying amount	420,044	321,480
Accumulated amortization
Customer relationships	(57,748)	(43,671)
Marketing assets	(7,753)	(6,137)
Acquired software and technology	(57,548)	(40,801)
Non-compete agreements	(864)	(389)
Database	(4,061)	(3,867)
Total accumulated amortization	(127,974)	(94,865)
Indefinite-lived gross carrying amount
Marketing assets	2,602	2,692
Intangible assets, net	$294,672	$229,307

Changes to the gross carrying amounts of intangible asset classes during 2015 were related to our business acquisitions as described in Note 3 of these financial statements, the disposition of a business as described in Note 18 to these consolidated financial statements and the effect of foreign currency translation.
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
The following table summarizes amortization expense of our finite-lived intangible assets:

	Years ended December 31,
(in thousands)	2015	2014	2013
Included in cost of revenue:
Cost of subscriptions	$23,075	$20,239	$18,578
Cost of maintenance	4,162	772	457
Cost of services	2,382	2,910	2,528
Cost of license fees and other	368	424	496
Total included in cost of revenue	29,987	24,345	22,059
Included in operating expenses	2,231	1,803	2,539
Total amortization of intangibles from business combinations	$32,218	$26,148	$24,598

2015 Form 10-K	87

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of December 31, 2015:

Year ending December 31,	Amortization
(in thousands)	expense
2016	$42,154
2017	41,322
2018	39,684
2019	36,478
2020	27,699
Total	$187,337
8. Consolidated financial statement details
Prepaid expenses and other assets

(in thousands)	December 31, 2015	December 31, 2014
Deferred sales commissions	$30,141	$22,630
Prepaid software maintenance	15,308	9,480
Taxes, prepaid and receivable	9,121	8,991
Deferred professional services costs	3,603	5,753
Deferred tax asset	2,869	1,761
Prepaid royalties	1,767	3,192
Other assets	7,275	6,355
Total prepaid expenses and other assets	70,084	58,162
Less: Long-term portion	21,418	17,770
Prepaid expenses and other current assets	$48,666	$40,392
Accrued expenses and other liabilities

(in thousands)	December 31, 2015	December 31, 2014
Accrued bonuses	$24,591	$19,480
Accrued commissions and salaries	8,391	8,712
Taxes payable	3,923	4,285
Deferred rent liabilities	4,070	4,200
Lease incentive obligations	4,734	4,099
Unrecognized tax benefit	3,147	3,791
Customer credit balances	3,515	2,573
Accrued vacation costs	2,446	1,847
Accrued health care costs	2,356	2,707
Other liabilities	7,911	7,944
Total accrued expenses and other liabilities	65,084	59,638
Less: Long-term portion	7,623	7,437
Accrued expenses and other current liabilities	$57,461	$52,201

88	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Deferred revenue

(in thousands)	December 31, 2015	December 31, 2014
Subscriptions	$122,524	$98,225
Maintenance	85,901	92,823
Services	28,517	29,457
License fees and other	393	769
Total deferred revenue	237,335	221,274
Less: Long-term portion	7,119	8,991
Deferred revenue, current portion	$230,216	$212,283
Other expense, net

(in thousands)	Years ended December 31,
	2015	2014	2013
Interest income	155	59	67
Loss on sale of business	(1,976)	—	—
Loss on debt extinguishment and termination of derivative instruments(1)	—	(996)	—
Other income (expense), net	134	(182)	(462)
Other expense, net	(1,687)	(1,119)	(395)

(1)	See Notes 9 and 10 to these consolidated financial statements for details of the loss on debt extinguishment and termination of derivative instruments.
9. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(in thousands, except percentages)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Credit facility:
Revolving credit loans	$242,900	$110,700	2.15%	1.56%
Term loans	167,344	171,719	2.51%	2.03%
Total debt	410,244	282,419	2.30%	1.85%
Less: Unamortized debt discount	1,640	1,848
Less: Debt, current portion	4,375	4,375	2.11%	1.39%
Debt, net of current portion	$404,229	$276,196	2.30%	1.85%
We were previously party to a $325.0 million five-year credit facility entered into during February 2012. The credit facility included: a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans (the “2012 Revolving Facility”) and a delayed draw term loan (the “2012 Term Loan”) together, (the “2012 Credit Facility”).

2015 Form 10-K	89

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
In connection with our entry into the 2014 Credit Facility, we paid $2.5 million in financing costs, of which $1.1 million were capitalized and, together with a portion of the unamortized deferred financing costs from the 2012 Credit Facility and prior facilities, are being amortized into interest expense over the term of the new facility using the effective interest method. As of December 31, 2015 and December 31, 2014, deferred financing costs totaling $1.4 million and $1.7 million, respectively, were included in other assets on the consolidated balance sheet.
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
We also pay a quarterly commitment fee on the unused portion of the 2014 Revolving Facility from 0.15% to 0.225% per annum, depending on our net leverage ratio. At December 31, 2015, the commitment fee was 0.225%.
The term loan under the 2014 Credit Facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2014 Credit Facility.
The 2014 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At December 31, 2015, we were in compliance with our debt covenants under the 2014 Credit Facility.
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

90	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

On October 1, 2014, we drew down $140.0 million in revolving credit commitments under the 2014 Credit Facility to finance the acquisition of MicroEdge.
Financing for Smart Tuition acquisition
On July 17, 2015, we again exercised this option and certain lenders agreed to increase the revolving credit commitments by an additional $100.0 million (the "July 2015 Additional Revolving Credit Commitments") such that for the period commencing July 17, 2015, the aggregate revolving credit commitments available were $350.0 million. The July 2015 Additional Revolving Credit Commitments have the same terms as the existing revolving credit commitments.
On October 2, 2015, we drew down a $186.0 million revolving credit loan under the 2014 Credit Facility to finance the acquisition of Smart Tuition.
As of December 31, 2015, the required annual maturities related to the 2014 Credit Facility were as follows:

Year ending December 31, (in thousands)	Annual maturities
2016	$4,375
2017	4,375
2018	4,375
2019	397,119
2020	—
Thereafter	—
Total required maturities	$410,244
10. Derivative instruments
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
In March 2014, we entered into a new interest rate swap agreement (the "March 2014 Swap Agreement"), which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the March 2014 Swap Agreement. The initial notional value of the March 2014 Swap Agreement was $125.0 million with an effective date beginning in March 2014. In March 2017, the notional value of the March 2014 Swap Agreement will decrease to $75.0 million for the remaining term through February 2018. We designated the March 2014 Swap Agreement as a cash flow hedge at the inception of the contract.
In October 2014, we entered into an additional interest rate swap agreement (the “October 2014 Swap Agreement”), which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the October 2014 Swap Agreement. The initial notional value of the October 2014 Swap Agreement was $75.0 million with an effective date beginning in October 2014. In September 2015, the notional value of the October 2014 Swap Agreement decreased to $50.0 million for the remaining term through June 2016. We designated the October 2014 Swap Agreement as a cash flow hedge at the inception of the contract.
In October 2015, we entered into an additional interest rate swap agreement (the "October 2015 Swap Agreement"), which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the October 2015 Swap Agreement. The notional value of the October 2015 Swap Agreement was $75.0 million with an effective date beginning in October 2015 and maturing in February 2018. We designated the October 2015 Swap Agreement as a cash flow hedge at the inception of the contract.

2015 Form 10-K	91

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The fair values of our derivative instruments were as follows as of:

(in thousands)	Balance sheet location	December 31, 2015	December 31, 2014
Derivative instruments designated as hedging instruments:
Interest rate swap, long-term portion	Other assets	406	—
Total derivative instruments designated as hedging instruments		$406	$—

		December 31, 2015	December 31, 2014
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$2	$—
Interest rate swaps, long-term portion	Other liabilities	436	268
Total derivative instruments designated as hedging instruments		$438	$268
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
	December 31, 2015		Year ended December 31,
(in thousands)			2015
Interest rate swaps	$(31)	Interest expense	$(1,569)

	December 31, 2014		Year ended December 31,
			2014
Interest rate swaps	$(268)	Interest expense	$(1,215)
Interest rate swaps	—	Loss on debt extinguishment and termination of derivative instruments	(587)
Total	$(268)		$(1,802)

	December 31, 2013		Year ended December 31,
			2013
Interest rate swaps	$(427)	Interest expense	$(794)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive loss as of December 31, 2015 that is expected to be reclassified into earnings within the next twelve months is $0.7 million. There were no ineffective portions of our interest rate swap derivatives during the years ended December 31, 2015, 2014 and 2013. See Note 14 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.

92	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
We have a lease for office space in Austin, Texas which terminates on September 30, 2023, and has two five-year renewal options. Under the terms of the lease, we will increase our leased space by approximately 20,000 square feet on July 31, 2016. The current annual base rent of the lease is $2.3 million. The base rent escalates annually between 2% and 4% based on the terms of the agreement. The rent expense is recorded on a straight-line basis over the length of the lease term. At December 31, 2015, we had a standby letter of credit of $2.0 million for a security deposit for this lease.
We have provisions in our leases that entitle us to aggregate remaining leasehold improvement allowances of $4.9 million as of December 31, 2015. These amounts are being recorded as a reduction to rent expense ratably over the terms of the leases. The reductions in rent expense related to these lease provisions during the years ended December 31, 2015, 2014 and 2013, were $0.8 million, $0.7 million and $0.6 million, respectively. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.
We have also received, and expect to receive through 2016, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense upon receipt and were $2.3 million, $2.2 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Total rent expense was $10.3 million, $9.4 million and $9.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, the future minimum lease commitments related to lease agreements, net of related lease incentives, were as follows:

Year ending December 31,	Operating
(in thousands)	leases
2016	$13,183
2017	11,711
2018	11,465
2019	11,882
2020	11,162
Thereafter	30,886
Total minimum lease payments	$90,289
Other commitments
As discussed in Note 9 to these consolidated financial statements, the term loans under the 2014 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019.
We utilize third-party technology in conjunction with our solutions and services, with contractual arrangements varying in length from one to five years. In certain cases, these arrangements require a minimum annual purchase commitment. As of December 31, 2015, the remaining aggregate minimum purchase commitment under these arrangements was approximately $19.0 million through 2018.

2015 Form 10-K	93

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Solution and service indemnifications
In the ordinary course of business, we provide certain indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our solutions or services. If we determine that it is probable that a loss has been incurred related to solution or service indemnifications, any such loss that could be reasonably estimated would be recognized. We have not identified any losses and, accordingly, we have not recorded a liability related to these indemnifications.
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
Legal contingencies
We are subject to legal proceedings and claims that arise in the ordinary course of business. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2015, in our opinion, there was not at least a reasonable possibility that these actions arising in the ordinary course of business will have a material adverse effect upon our consolidated financial position, results of operations or cash flows and, therefore, no material loss contingencies were recorded.
12. Income taxes
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the United Kingdom, Australia and Ireland. We are generally subject to U.S. federal income tax examination for calendar tax years 2012 through 2015 as well as state and foreign income tax examinations for various years depending on statutes of limitations of those jurisdictions.
The following summarizes the components of income tax expense:

	Years ended December 31,
(in thousands)	2015	2014	2013
Current taxes:
U.S. Federal	$5,890	$5,757	$78
U.S. State and local	2,215	2,158	1,127
International	33	(21)	(221)
Total current taxes	8,138	7,894	984
Deferred taxes:
U.S. Federal	2,702	4,725	14,394
U.S. State and local	585	(1,329)	(694)
International	(122)	(346)	173
Total deferred taxes	3,165	3,050	13,873
Total income tax provision	$11,303	$10,944	$14,857

94	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following summarizes the components of income before provision for income taxes:

	Years ended December 31,
(in thousands)	2015	2014	2013
U.S.	$37,523	$39,638	$48,137
International	(571)	(404)	(2,808)
Income before provision for income taxes	$36,952	$39,234	$45,329

A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate our income tax provision is as follows:

	Years ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	5.7	3.2	5.2
Change in state income tax rate applied to deferred tax balances	2.1	(1.1)	(2.5)
Fixed assets	(0.1)	(0.3)	(1.0)
Unrecognized tax benefit	(1.1)	(2.9)	0.3
State credits, net of federal benefit	6.0	(1.0)	(2.9)
Change in valuation reserve	(8.6)	1.3	0.7
Federal credits generated	(6.1)	(4.7)	(5.1)
Foreign tax rate	(0.7)	(0.1)	0.6
Acquisition costs	0.1	0.6	—
Section 162(m) limitation	0.1	0.4	1.8
Loss from sale of foreign subsidiary	1.9	—	—
Domestic production activities deduction	(1.8)	(1.2)	—
Other	(1.9)	(1.3)	0.7
Income tax provision effective rate	30.6%	27.9%	32.8%
A portion of our South Carolina credit carryforward expired in 2015 and this is reflected in the rate increase for state credits, net of federal benefit. This increase was offset by the release of the related state credit valuation reserve and additional state research credits generated in 2015, which are reflected in the rate decrease for change in valuation reserve.
We recorded net excess tax benefits attributable to stock option and stock appreciation right exercises and restricted stock vesting of $5.5 million and $7.5 million in stockholders’ equity during the years ended December 31, 2015 and 2014, respectively. No excess tax benefits from stock-based compensation were recorded during the year ended December 31, 2013.

The U.S. federal and state research and development tax credits, which had previously expired on December 31, 2011, were reinstated as part of the American Taxpayer Relief Act of 2012 enacted in January 2013. This legislation retroactively reinstated and extended the credits from the previous expiration date through December 31, 2013. The 2014 research and development credits were reinstated in December 2014 as part of the Tax Increase Prevention Act of 2014. The 2015 research and development credit was reinstated in December 2015 as part of the Protecting Americans from Tax Hikes (PATH) Act of 2015. The benefit of the federal and state credits that were included in tax expense were $3.0 million, $2.6 million, and $1.6 million for 2015, 2014 and 2013, respectively. The benefit of the federal and state credits for 2013 and 2012 was included in 2013 tax expense, representing a $1.6 million and $1.8 million benefit, respectively.

2015 Form 10-K	95

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2015	2014
Deferred tax assets relating to:
Federal and state and foreign net operating loss carryforwards	$13,913	$15,428
Federal, state and foreign tax credits	10,464	14,792
Intangible assets	449	562
Stock-based compensation	7,848	4,072
Accrued bonuses	9,335	7,177
Deferred revenue	6,049	7,332
Allowance for doubtful accounts	780	1,655
Other	6,593	5,790
Total deferred tax assets	55,431	56,808
Deferred tax liabilities relating to:
Intangible assets	(49,559)	(54,794)
Fixed assets	(10,323)	(10,715)
Other	(12,765)	(7,593)
Total deferred tax liabilities	(72,647)	(73,102)
Valuation allowance	(7,911)	(11,161)
Net deferred tax liability	$(25,127)	$(27,455)

As of December 31, 2015, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $29.3 million, $7.0 million and $42.2 million, respectively. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2028 and the state net operating loss carryforwards will expire over various periods beginning in 2016. Our foreign net operating loss carryforwards have an unlimited carryforward period. Our federal and foreign tax credit carryforwards for income tax purposes were insignificant. Our state tax credit carryforwards for income tax purposes were approximately $9.9 million, net of federal benefit. If not utilized, the state tax credit carryforwards will begin to expire in 2016. A portion of the foreign and state net operating loss carryforwards and state credit carryforwards have a valuation reserve due to management's uncertainty regarding the future ability to use such carryforwards.
The following table illustrates the change in our deferred tax asset valuation allowance:

(in thousands)	Balance at beginning of year	Acquisition related change	Charges to expense	Balance at end of year
Year ended December 31,
2015	$11,161	$—	$(3,250)	$7,911
2014	11,042	—	119	11,161
2013	10,651	635	(244)	11,042

96	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table sets forth the change to our unrecognized tax benefit for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
(in thousands)	2015	2014	2013
Balance at beginning of year	$3,564	$3,698	$3,846
Increases from prior period positions	129	195	1,254
Decreases in prior year positions	(651)	(102)	(813)
Increases from current period positions	257	1,046	224
Settlements (payments)	(274)	—	—
Lapse of statute of limitations	(1)	(1,273)	(813)
Balance at end of year	$3,024	$3,564	$3,698

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $2.3 million at December 31, 2015. Certain prior period amounts relating to our 2014 acquisitions are covered under indemnification agreements and, therefore, we have recorded a corresponding indemnification asset. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2015 and December 31, 2014 was insignificant. The total amount of interest and penalties included in the consolidated statements of comprehensive income as an increase or decrease in income tax expense for 2015, 2014 and 2013 was insignificant.
We have taken federal and state tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2015 was insignificant.
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
The total number of authorized stock-based awards available under our plans was 3,404,365 as of December 31, 2015. We issue common stock from our pool of authorized stock upon exercise of stock options and stock appreciation rights, vesting of restricted stock units or upon granting of restricted stock.

2015 Form 10-K	97

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Historically, we have issued four types of awards under these plans: restricted stock awards, restricted stock units, stock appreciation rights and stock options. The following table sets forth the number of awards outstanding for each award type as of:

	Outstanding at December 31,
Award type	2015	2014
Restricted stock awards	1,096,839	812,451
Restricted stock units	396,198	274,733
Stock appreciation rights	757,203	983,473
Stock options	4,745	7,547
The majority of the stock-based awards granted under these plans have a 10-year contractual term. Stock appreciation rights (“SARs”) have contractual lives of 7 years. Awards granted to our executive officers and certain members of management are subject to accelerated vesting upon a change in control as defined in the employees’ retention agreement.
Expense recognition
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
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Years ended December 31,
(in thousands)	2015	2014	2013
Included in cost of revenue:
Cost of subscriptions	$1,130	$687	$1,032
Cost of maintenance	420	689	545
Cost of services	1,944	2,229	2,464
Total included in cost of revenue	3,494	3,605	4,041
Included in operating expenses:
Sales and marketing	2,979	2,147	2,351
Research and development	4,865	3,264	3,731
General and administrative	13,908	8,329	6,787
Total included in operating expenses	21,752	13,740	12,869
Total stock-based compensation expense	$25,246	$17,345	$16,910

The total amount of compensation cost related to unvested awards not recognized was $48.5 million at December 31, 2015. It is expected that this amount will be recognized over a weighted average period of 2.0 years.

98	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
The following table summarizes our unvested restricted stock awards as of December 31, 2015, and changes during the year then ended:

Restricted stock awards	Restricted stock awards	Weighted average grant-date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2015	812,451	$32.28
Granted	736,252	48.82
Vested	(339,216)	31.39
Forfeited	(112,648)	35.98
Unvested at December 31, 2015	1,096,839	$43.28	8.2	$72,238
Unvested and expected to vest at December 31, 2015	996,678	$43.60	8.3	$65,641

(1)	The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock awards that vested during the years ended December 31, 2015, 2014 and 2013 was $10.6 million, $10.5 million and $10.4 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2014 and 2013 was $37.89 and $35.31, respectively.
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

2015 Form 10-K	99

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table summarizes our unvested restricted stock units as of December 31, 2015, and changes during the year then ended:

Restricted stock units	Restricted stock units	Weighted average grant-date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2015	274,733	$32.86
Granted	269,418	45.15
Forfeited	(42,079)	42.74
Vested	(105,874)	36.43
Unvested at December 31, 2015	396,198	$40.51	5.7	$26,094
Unvested and expected to vest at December 31, 2015	352,531	$40.59	5.8	$23,218

(1)	The intrinsic value is calculated as the market value as of the end of the fiscal period.

The total fair value of restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was $3.9 million, $1.4 million, and $5.4 million, respectively. The weighted average grant date fair value of restricted stock units granted for the years ended December 31, 2014 and 2013 was $33.38 and $35.70, respectively.
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
The following table summarizes our outstanding SARs as of December 31, 2015, and changes during the year then ended:

Stock appreciation rights	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at January 1, 2015	983,473	$24.33
Exercised	(175,617)	25.09
Forfeited	(50,653)	22.59
Outstanding at December 31, 2015	757,203	$24.27	3.2	$31,492
Unvested and expected to vest at December 31, 2015	144,972	$23.14	3.9	$6,193
Vested and exercisable at December 31, 2015	594,621	$24.55	3.0	$24,561

(1)	The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares.
There have been no new SARs granted since 2013. The total intrinsic value of SARs exercised during the years ended December 31, 2015, 2014 and 2013 was $5.2 million, $5.0 million, and $12.9 million, respectively. The total fair value of SARs that vested during the years ended December 31, 2015, 2014 and 2013 was $1.9 million, $2.5 million, and $3.4 million, respectively. The weighted average grant date fair value of SARs granted for the year ended December 31, 2013 was $6.59. All outstanding SARs granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. All SARs granted with a market condition had a fair market value assigned at the grant date based on the use of a Monte Carlo simulation model.

100	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Significant assumptions used in the Black-Scholes option pricing model for SARs granted in 2013 were as follows:

Assumptions	2013
Volatility	32% - 35%
Dividend yield	1.7%
Risk-free interest rate	0.6% - 0.8%
Expected SAR life in years	4

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
Stock options
The following table summarizes the stock options outstanding under each of our stock-based compensation plans as of December 31, 2015.

Plan	Date of adoption		Options outstanding	Range of exercise prices
Kintera 2003 Plan	July 8, 2008	(1)	2,314	$10.59 - $19.26
Convio 1999 Plan	May 5, 2012	(1)	1,841	$9.10 - $12.55
Convio 2009 Plan	May 5, 2012	(1)	590	$15.62 - $18.20
Total			4,745

(1)	In connection with the acquisitions of Kintera and Convio, we assumed certain stock options issued and outstanding at the date of acquisition.
The following table summarizes our outstanding stock options as of December 31, 2015, and changes during the year then ended:

Stock options	Stock options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at January 1, 2015	7,547	$11.49
Exercised	(2,802)	11.31
Outstanding at December 31, 2015	4,745	$11.60	2.9	$257
Vested and exercisable at December 31, 2015	4,745	$11.60	2.9	$257

(1)	The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares.
There have been no new stock option awards granted since 2005. The total intrinsic value of stock options exercised during the years ended December 31, 2015 and 2014 was insignificant. The total intrinsic value of stock options exercised during the year ended December 31, 2013 was $0.8 million. The total fair value of stock options that vested during the years ended December 31, 2015, 2014 and 2013 was insignificant. All outstanding stock options granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model.

2015 Form 10-K	101

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

14. Stockholders' equity
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
The following table provides information with respect to quarterly dividends paid on common stock during the year ended December 31, 2015.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2015	$0.12	February 27	March 13
April 2015	$0.12	May 28	June 15
July 2015	$0.12	August 28	September 15
October 2015	$0.12	November 25	December 15
In February 2016, our Board of Directors declared a first quarter dividend of $0.12 per share payable on March 15, 2016 to stockholders of record on February 26, 2016.
Stock repurchase program
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. The program does not have an expiration date. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors. Under the 2014 Credit Facility, we also have restrictions on our ability to repurchase shares of our common stock.
We account for purchases of treasury stock under the cost method. The remaining amount available to purchase stock under the stock repurchase program was $50.0 million as of December 31, 2015.

102	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Years ended December 31,
(in thousands)	2015	2014	2013
Accumulated other comprehensive loss, beginning of period	$(1,032)	$(1,385)	$(1,973)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive (loss) income balance, beginning of period	$(164)	$(256)	$(791)
Other comprehensive income (loss) before reclassifications, net of tax effects of $514, $644 and $(30)	(818)	(999)	46
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,569	1,215	794
Amounts reclassified from accumulated other comprehensive loss to loss on debt extinguishment and termination of derivative instruments	—	587	—
Tax benefit included in provision for income taxes	(606)	(711)	(305)
Total amounts reclassified from accumulated other comprehensive loss	963	1,091	489
Net current-period other comprehensive income (loss)	145	92	535
Accumulated other comprehensive loss balance, end of period	$(19)	$(164)	$(256)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(868)	$(1,129)	$(1,182)
Translation adjustments	62	261	53
Accumulated other comprehensive loss balance, end of period	(806)	(868)	(1,129)
Accumulated other comprehensive loss, end of period	$(825)	$(1,032)	$(1,385)
15. Defined contribution plan
We have a defined contribution plan 401(k) (the 401K Plan) covering substantially all employees. Employees can contribute between 1% and 30% of their salaries in 2015, 2014 and 2013, and we match 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at our discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2015, 2014 and 2013 were $5.3 million, $5.6 million and $5.1 million, respectively. There were no discretionary contributions by us to the 401K Plan in 2015, 2014 and 2013.
16. Segment information
In March 2015, we implemented a new internal reporting structure in which Target Analytics is no longer being viewed as a stand-alone business unit, but rather as a suite of solutions being sold by the General Markets Business Unit (the “GMBU”), the Enterprise Customer Business Unit (the “ECBU”), and the International Business Unit (the “IBU”). As a result of the change in our internal reporting structure, which became effective in March 2015, the operating results of Target Analytics are no longer regularly reviewed by our chief operating decision maker ("CODM") to make decisions about resources to be allocated nor to assess performance, and, therefore, Target Analytics no longer meets the definition of an operating segment. In addition, Target Analytics did not meet any of the quantitative thresholds set forth in ASC 280, Segment Reporting, during the years ended December 31, 2014 and 2013 and had been previously disclosed for informational purposes. The change in reportable segments had no effect on our consolidated financial position, results of operations or cash flows for the periods presented.

2015 Form 10-K	103

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

As of December 31, 2015, our reportable segments were the GMBU, the ECBU, and the IBU. Following is a description of each reportable segment:

•	The GMBU is focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America;

•	The ECBU is focused on marketing, sales, delivery and support to all large and/or strategic prospects and customers in North America; and

•	The IBU is focused on marketing, sales, delivery and support to all prospects and customers outside of North America.
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
We have recast our segment disclosures for the years ended December 31, 2014 and 2013 in order to present them on a consistent basis with our change in reportable segments in the current year. Summarized reportable segment financial results, were as follows:

	Years ended December 31,
(in thousands)	2015	2014	2013
Revenue by segment:
GMBU	$313,935	$270,637	$240,413
ECBU	279,897	245,119	219,695
IBU	41,997	47,068	42,148
Other(1)	2,111	1,597	1,561
Total revenue	$637,940	$564,421	$503,817
Segment operating income(2):
GMBU	$156,876	$139,310	$137,962
ECBU	137,162	121,285	111,745
IBU	5,404	4,291	8,760
Other(1)	(120)	1,585	1,642
	299,322	266,471	260,109
Less:
Corporate unallocated costs(3)	(195,146)	(176,614)	(167,059)
Stock based compensation costs	(25,246)	(17,345)	(16,910)
Amortization expense	(32,218)	(26,148)	(24,598)
Interest expense	(8,073)	(6,011)	(5,818)
Other expense, net	(1,687)	(1,119)	(395)
Income before provision for income taxes	$36,952	$39,234	$45,329

(1)	Other includes revenue and the related costs from the sale of solutions and services not directly attributable to a reportable segment.

(2)	Segment operating income includes direct, controllable costs related to the sale of solutions and services by the reportable segment.

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

104	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Revenue by solution and service group for each of our reportable segments were as follows:

	Years ended December 31,
(in thousands)	2015	2014	2013
GMBU revenue:
Subscriptions	167,010	125,223	96,931
Maintenance	83,974	86,840	85,028
Services	56,294	48,814	47,769
License fees and other	6,657	9,760	10,685
Total GMBU revenue	$313,935	$270,637	$240,413

ECBU revenue:
Subscriptions	147,719	121,484	102,992
Maintenance	56,196	45,069	39,662
Services	66,741	67,756	66,754
License fees and other	9,241	10,810	10,287
Total ECBU revenue	$279,897	$245,119	$219,695

IBU revenue:
Subscriptions	16,885	16,703	12,747
Maintenance	13,631	15,509	14,055
Services	9,943	11,801	11,994
License fees and other	1,538	3,055	3,352
Total IBU revenue	$41,997	$47,068	$42,148

Other revenue:
Subscriptions	145	25	(14)
Maintenance	—	—	—
Services	—	—	31
License fees and other	1,966	1,572	1,544
Total Other revenue	$2,111	$1,597	$1,561
Total consolidated revenue	$637,940	$564,421	$503,817

We derive a portion of our revenue from our foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable, long-lived assets by geographic region based on the location of the assets.

(in thousands)	United States	Canada	Europe	Australia	Total Foreign	Total
Revenue from external customers:
2015	$570,519	$25,958	$23,970	$17,493	$67,421	$637,940
2014	491,731	26,944	27,411	18,335	72,690	564,421
2013	439,887	23,344	24,107	16,479	63,930	503,817
Property and equipment:
December 31, 2015	$49,682	$58	$1,501	$1,410	$2,969	$52,651
December 31, 2014	47,419	34	1,869	574	2,477	49,896
It is impracticable for us to identify our total assets by segment.

2015 Form 10-K	105

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

17. Quarterly results (unaudited)

(in thousands, except per share data)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$175,877	$158,811	$156,259	$146,993
Gross profit	90,661	84,638	82,829	75,181
Income from operations	10,271	13,968	14,461	8,012
Income before provision for income taxes	7,255	12,344	11,314	6,039
Net income	6,411	7,911	7,042	4,285
Earnings per share
Basic(1)	$0.14	$0.17	$0.15	$0.09
Diluted	$0.14	$0.17	$0.15	$0.09

(in thousands, except per share data)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$152,813	$144,598	$139,388	$127,622
Gross profit	75,549	76,450	74,692	64,292
Income from operations	7,589	13,502	15,996	9,277
Income before provision for income taxes	5,450	12,276	14,906	6,602
Net income	4,816	10,380	9,280	3,814
Earnings per share
Basic	$0.11	$0.23	$0.21	$0.08
Diluted(1)	$0.10	$0.23	$0.20	$0.08

(1)	The individual amounts for each quarter may not sum to full year totals due to rounding.
The results of operations of acquired companies are included in the consolidated results of operations from the date of their respective acquisition as described in Note 3 of these consolidated financial statements. In addition, we completed the sale of a business in 2015 as discussed in Note 18 of these consolidated financial statements.
18. Disposition of business
On May 18, 2015, we completed the sale of RLC Customer Technology B.V. ("RLC"), a formerly wholly-owned entity based in the Netherlands, to a private software company by selling all of the issued and outstanding stock of RLC in exchange for $0.4 million in gross cash proceeds. We incurred an insignificant amount of legal costs associated with the disposition of this business. As part of the disposition, we derecognized $1.4 million of goodwill related to RLC. As a result of this disposition, we also recognized an insignificant foreign currency translation loss in our consolidated statement of comprehensive income. Overall, this transaction, including costs associated with the disposition and the recognition of an insignificant foreign currency translation gain, resulted in a $2.0 million loss, which was recorded in loss on sale of business in our consolidated statements of comprehensive income for the year ended December 31, 2015. The disposition of RLC did not qualify for reporting as a discontinued operation since the transaction did not represent a strategic shift in our operations.

106	2015 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table presents the carrying amounts of RLC's assets and liabilities immediately preceding the disposition on May 18, 2015, which are excluded from our consolidated balance sheet as of December 31, 2015.

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
19. Restructuring
During 2012, in an effort to consolidate our operating locations, we decided not to renew our lease for office space in San Diego, CA, which matured on June 30, 2013. As a result, we initiated a plan to transition most of our operations based in San Diego, CA to our Austin, TX location, which we substantially completed in June 2013 when the lease ended. The amount we incurred in before-tax restructuring charges related to our San Diego office transition during the year ended December 31, 2013 was insignificant.
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

2015 Form 10-K	107

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
Changes in internal control over financial reporting
No change in internal control over financial reporting occurred during the fiscal quarter ended December 31, 2015 with respect to our operations that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We have excluded Smart Tuition from our assessment of internal control over financial reporting as of December 31, 2015, because it was acquired on October 2, 2015. Smart Tuition assets represented 5.5% of our total assets and 1.3% of our total revenue as of and for the year ended December 31, 2015.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Attestation report of registered public accounting firm
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K.
Item 9B. Other information
None.

108	2015 Form 10-K

Blackbaud, Inc.

PART III.
Item 10. Directors, executive officers and corporate governance
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Meetings of the Board and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2016 Annual Meeting of Stockholders expected to be held on June 15, 2016, except for the identification of executive officers of the Registrant which is set forth in Part I of this report.
Item 11. Executive compensation
The information required by Item 11 is incorporated by reference from the information under the captions "Director Compensation," “Executive Compensation,” “Compensation Discussion and Analysis” and “Summary Compensation Table” contained in Blackbaud’s Proxy Statement for the 2016 Annual Meeting of Stockholders expected to be held on June 15, 2016.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by Item 12 is incorporated by reference from information under the captions “Stock Ownership” and “Equity Compensation Plan Information” contained in Blackbaud’s Proxy Statement for the 2016 Annual Meeting of Stockholders expected to be held on June 15, 2016.
Item 13. Certain relationships, related transactions and director independence
The information required by Item 13 is incorporated by reference from the information under the captions “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2016 Annual Meeting of Stockholders expected to be held on June 15, 2016.
Item 14. Principal accountant fees and services
The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2016 Annual Meeting of Stockholders expected to be held on June 15, 2016.

2015 Form 10-K	109

Blackbaud, Inc.

PART IV.
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

3.	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K:

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1		Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1
2.2		Stock Purchase Agreement dated January 16, 2007 by and among Target Software, Inc., Target Analysis Group, Inc., all of the stockholders of Target Software, Inc. and Target Analysis Group, Inc., Charles Longfield, as stockholder representative, and Blackbaud, Inc.	8-K	1/18/2007	2.2
2.3		Agreement and Plan of Merger dated as of May 29, 2008 by and among Blackbaud, Inc., Eucalyptus Acquisition Corporation and Kintera, Inc.	8-K	5/30/2008	2.3
2.4		Share Purchase Agreement dated as of April 29, 2009 between RLC Group B.V., as the Seller, and Blackbaud, Inc., as the Purchaser	10-Q	8/7/2009	10.42
2.5	*	Stock Purchase Agreement dated as of February 1, 2011 by and among Public Interest Data, Inc., all for the stockholders of Public Interest Data, Inc., Stephen W. Zautke, as stockholder representative and Blackbaud, Inc.	10-Q	5/10/2011	2.3
2.6		Agreement and Plan of Merger dated as of January 16, 2012 by and among Blackbaud, Inc., Caribou Acquisition Corporation and Convio, Inc.	8-K	1/17/2012	2.4

110	2015 Form 10-K

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.7		Stock Purchase Agreement dated as of October 6, 2011 by and among Everyday Hero Pty. Ltd., all of the stockholders of Everyday Hero Pty. Ltd., Nathan Betteridge as stockholder representative and Blackbaud Pacific Pty. Ltd.	10-K	2/29/2012	2.7
2.8		Purchase Agreement, dated August 30, 2014, by and among MicroEdge Holdings, LLC, Blackbaud, Inc, direct and indirect holders of all of the outstanding equity interests of MicroEdge Holdings, LLC, and VFF I AIV I, L.P., as Sellers’ Representative.	8-K	10/2/2014	10.76
2.9		Unit Purchase Agreement, dated as of August 10, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.78
3.0		Amendment, Consent and Waiver, Agreement dated as of October 2, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.79
3.4		Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009
3.5		Amended and Restated Bylaws of Blackbaud, Inc.	8-K	3/22/2011	3.4
10.6	†	Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1/A	4/6/2004	10.6
10.8	†	Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1/A	4/6/2004	10.8
10.20	†	Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	6/20/2006	10.20
10.26	†	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.26
10.27	†	Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.27
10.33	†	Blackbaud, Inc. 2008 Equity Incentive Plan	DEF 14A	4/29/2008
10.34	†	Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.34
10.35	†	Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.35
10.36	†	Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.36
10.37	†**	Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.2
10.38	†**	Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.3
10.39	†	Form of Retention Agreement	10-Q	11/10/2008	10.37
10.40		Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/2008	10.37
10.41	†	Blackbaud, Inc. 2009 Equity Compensation Plan for Employees from Acquired Companies	S-8	7/2/2009	10.41
10.49	†	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Charlie Cumbaa	10-Q	11/8/2011	10.49

2015 Form 10-K	111

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.50	†	Employment Agreement dated June 25, 2008 between Blackbaud, Inc. and Kevin Mooney	10-Q	11/8/2011	10.50
10.55	†	Employment Agreement dated November 14, 2011 between Blackbaud, Inc. and Anthony W. Boor	10-K	2/29/2012	10.55
10.59	†***	Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements	S-1/A	3/19/2010	10.1
10.60	†***	Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger)	8-K	2/28/2011	10.1
10.61	†***	Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement	8-K	2/28/2011	10.2
10.62	†***	Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements	S-1	1/22/2010	10.2
10.63	†	Blackbaud, Inc. 2008 Equity Incentive Plan, as amended	8-K	6/26/2012	10.59
10.64	†	Amendment to the Blackbaud, Inc. 2008 Equity Incentive Plan	8-K	6/26/2012	10.60
10.65	†	Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor, Charles T. Cumbaa, Jana B. Eggers, Kevin W. Mooney and Joseph D. Moye	10-K	2/26/2013	10.65
10.66		Lease Amendment and Remediation Agreement entered into as of March 22, 2013, by and between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC.	8-K	3/28/2013	10.66
10.68	†	Form of Management Transition Retention Agreement between Blackbaud, Inc. and each of Anthony W. Boor, Charles T. Cumbaa, Jana B. Eggers, Kevin W. Mooney and Joseph D. Moye	10-Q	5/7/2013	10.68
10.69	†	Management Transition Retention Agreement between Blackbaud, Inc. and Bradley J. Holman	10-Q	5/7/2013	10.69
10.70	†	Letter Agreement dated October 23, 2013 between Blackbaud, Inc. and Anthony W. Boor	8-K	10/25/2013	10.70
10.71	†	Offer Letter Agreement dated November 7, 2013 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/26/2014	10.71
10.72	†	Employment and Noncompetition Agreement dated November 8, 2013 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/26/2014	10.72
10.73		Credit Agreement, dated as of February 28, 2014, by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, SunTrust Bank, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as an Issuing Lender and Syndication Agent, and Regions Bank and Fifth Third Bank as Co-Documentation Agents with SunTrust Robinson Humphrey, Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Fifth Third Bank, as Joint Lead Arrangers and Joint Bookrunners.	8-K	3/3/2014	10.73
10.74		Pledge Agreement, dated as of February 28, 2014, by Blackbaud and Convio in favor of SunTrust Bank, as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein.	8-K	3/3/2014	10.74

112	2015 Form 10-K

Blackbaud, Inc.

Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.75		Guaranty Agreement, dated as of February 28, 2014, by Convio in favor of SunTrust Bank, as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein.	8-K	3/3/2014	10.75
10.77		Employment contract between Blackbaud, Inc. and Bradley J. Holman	10-Q	8/6/2015	10.77
10.80	†	Deed of Release dated October 29, 2015 by and between Bradley J. Holman and Blackbaud Pacific Pty Ltd.				X
10.81	†	Amended and Restated Employment and Noncompetition Agreement dated December 9, 2015 between Blackbaud, Inc. and Michael P. Gianoni				X
21.1		Subsidiaries of Blackbaud, Inc.				X
23.1		Consent of Independent Registered Public Accounting Firm				X
31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	****	XBRL Instance Document				X
101.SCH	****	XBRL Taxonomy Extension Schema Document				X
101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

2015 Form 10-K	113

Blackbaud, Inc.

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

†	Indicates management contract or compensatory plan, contract or arrangement.

114	2015 Form 10-K

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackbaud, Inc.

Signed:	February 24, 2016	/S/ MICHAEL P. GIANONI
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/ MICHAEL P. GIANONI	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	February 24, 2016
Michael P. Gianoni

/S/ ANTHONY W. BOOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 24, 2016
Anthony W. Boor

/S/ ANDREW M. LEITCH	Chairman of the Board of Directors	Date:	February 24, 2016
Andrew M. Leitch

/S/ TIMOTHY CHOU	Director	Date:	February 24, 2016
Timothy Chou

/S/ GEORGE H. ELLIS	Director	Date:	February 24, 2016
George H. Ellis

/S/ DAVID G. GOLDEN	Director	Date:	February 24, 2016
David G. Golden

/S/ SARAH E. NASH	Director	Date:	February 24, 2016
Sarah E. Nash

/S/ JOYCE M. NELSON	Director	Date:	February 24, 2016
Joyce M. Nelson

/S/ PETER J. KIGHT	Director	Date:	February 24, 2016
Peter J. Kight

2015 Form 10-K	115