Form 10-Q
period 2016-03-31
BLACKBAUD INC
filed 2016-05-04
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☑	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐  NO  ☑
The number of shares of the registrant’s Common Stock outstanding as of April 26, 2016 was 47,496,620.

First Quarter 2016 Form 10-Q	1

Blackbaud, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated herein by reference, contains forward-looking statements that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These "forward-looking statements" are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, our ability to successfully integrate acquired businesses and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock-based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “will,” “targets,” “plans,” “anticipates,” “aims,” “projects,” “estimates” or any variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Accordingly, they should not be viewed as assurances of future performance, and actual results may differ materially and adversely from those expressed in any forward-looking statements.
Important factors that could cause actual results to differ materially from our expectations expressed in forward-looking statements include, but are not limited to, those summarized under “Item 1A. Risk factors” and elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our other SEC filings. Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statement, whether as a result of new information, future events or otherwise.

2	First Quarter 2016 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$12,084	$15,362
Restricted cash due to customers	115,000	255,038
Accounts receivable, net of allowance of $4,541 and $4,943 at March 31, 2016 and December 31, 2015, respectively	78,456	80,046
Prepaid expenses and other current assets	48,435	48,666
Total current assets	253,975	399,112
Property and equipment, net	54,543	52,651
Software development costs, net	23,021	19,551
Goodwill	435,994	436,449
Intangible assets, net	284,188	294,672
Other assets	20,207	20,901
Total assets	$1,071,928	$1,223,336
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$18,286	$19,208
Accrued expenses and other current liabilities	37,577	57,461
Due to customers	115,000	255,038
Debt, current portion	4,375	4,375
Deferred revenue, current portion	222,415	230,216
Total current liabilities	397,653	566,298
Debt, net of current portion	417,989	403,712
Deferred tax liability	28,546	27,996
Deferred revenue, net of current portion	6,583	7,119
Other liabilities	8,000	7,623
Total liabilities	858,771	1,012,748
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 57,496,559 and 56,873,817 shares issued at March 31, 2016 and December 31, 2015, respectively	57	57
Additional paid-in capital	285,376	276,340
Treasury stock, at cost; 10,007,715 and 9,903,071 shares at March 31, 2016 and December 31, 2015, respectively	(205,377)	(199,861)
Accumulated other comprehensive loss	(1,091)	(825)
Retained earnings	134,192	134,877
Total stockholders’ equity	213,157	210,588
Total liabilities and stockholders’ equity	$1,071,928	$1,223,336

The accompanying notes are an integral part of these consolidated financial statements.

First Quarter 2016 Form 10-Q	3

Blackbaud, Inc. Consolidated statements of comprehensive income (Unaudited)
(dollars in thousands, except per share amounts)	Three months ended March 31,
	2016	2015
Revenue
Subscriptions	$96,851	$72,513
Maintenance	37,160	38,896
Services	32,414	31,306
License fees and other	2,831	4,278
Total revenue	169,256	146,993
Cost of revenue
Cost of subscriptions	49,672	36,178
Cost of maintenance	5,323	7,502
Cost of services	24,319	26,971
Cost of license fees and other	602	1,161
Total cost of revenue	79,916	71,812
Gross profit	89,340	75,181
Operating expenses
Sales, marketing and customer success	35,614	28,562
Research and development	22,779	21,276
General and administrative	19,756	16,843
Amortization	752	488
Total operating expenses	78,901	67,169
Income from operations	10,439	8,012
Interest expense	(2,675)	(1,686)
Other expense, net	(105)	(287)
Income before provision for income taxes	7,659	6,039
Income tax provision	2,664	1,754
Net income	$4,995	$4,285
Earnings per share
Basic	$0.11	$0.09
Diluted	$0.11	$0.09
Common shares and equivalents outstanding
Basic weighted average shares	45,967,863	45,529,668
Diluted weighted average shares	46,757,458	46,168,096
Dividends per share	$0.12	$0.12
Other comprehensive (loss) income
Foreign currency translation adjustment	403	(326)
Unrealized loss on derivative instruments, net of tax	(669)	(469)
Total other comprehensive loss	(266)	(795)
Comprehensive income	$4,729	$3,490

The accompanying notes are an integral part of these consolidated financial statements.

4	First Quarter 2016 Form 10-Q

Blackbaud, Inc. Consolidated statements of cash flows (Unaudited)
	Three months ended March 31,
(dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$4,995	$4,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,609	13,678
Provision for doubtful accounts and sales returns	1,017	1,358
Stock-based compensation expense	7,916	5,102
Excess tax benefits from exercise and vesting of stock-based compensation	(1,137)	(584)
Deferred taxes	558	(886)
Amortization of deferred financing costs and discount	239	210
Other non-cash adjustments	(217)	524
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	817	555
Prepaid expenses and other assets	1,846	3,633
Trade accounts payable	139	(111)
Accrued expenses and other liabilities	(24,795)	(18,768)
Restricted cash due to customers	141,055	82,140
Due to customers	(141,055)	(82,140)
Deferred revenue	(8,883)	(4,765)
Net cash provided by operating activities	104	4,231
Cash flows from investing activities
Purchase of property and equipment	(7,837)	(2,521)
Capitalized software development costs	(5,798)	(3,129)
Net cash used in investing activities	(13,635)	(5,650)
Cash flows from financing activities
Proceeds from issuance of debt	74,600	41,800
Payments on debt	(60,494)	(36,694)
Proceeds from exercise of stock options	3	11
Excess tax benefits from exercise and vesting of stock-based compensation	1,137	584
Dividend payments to stockholders	(5,700)	(5,626)
Net cash provided by financing activities	9,546	75
Effect of exchange rate on cash and cash equivalents	707	(105)
Net decrease in cash and cash equivalents	(3,278)	(1,449)
Cash and cash equivalents, beginning of period	15,362	14,735
Cash and cash equivalents, end of period	$12,084	$13,286

The accompanying notes are an integral part of these consolidated financial statements.

First Quarter 2016 Form 10-Q	5

Blackbaud, Inc. Consolidated statements of stockholders' equity (Unaudited)
(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2014	56,048,135	$56	$245,674	$(190,440)	$(1,032)	$131,658	$185,916
Net income	—	—	—	—	—	25,649	25,649
Payment of dividends	—	—	—	—	—	(22,508)	(22,508)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	202,078	—	32	—	—	—	32
Surrender of 163,017 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(9,421)	—	—	(9,421)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	5,466	—	—	—	5,466
Stock-based compensation	—	—	25,168	—	—	78	25,246
Restricted stock grants	736,252	1	—	—	—	—	1
Restricted stock cancellations	(112,648)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	207	—	207
Balance at December 31, 2015	56,873,817	$57	$276,340	$(199,861)	$(825)	$134,877	$210,588
Net income	—	—	—	—	—	4,995	4,995
Payment of dividends	—	—	—	—	—	(5,700)	(5,700)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	144,941	—	3	—	—	—	3
Surrender of 104,644 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(5,516)	—	—	(5,516)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	1,137	—	—	—	1,137
Stock-based compensation	—	—	7,896	—	—	20	7,916
Restricted stock grants	497,456	—	—	—	—	—	—
Restricted stock cancellations	(19,655)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(266)	—	(266)
Balance at March 31, 2016	57,496,559	$57	$285,376	$(205,377)	$(1,091)	$134,192	$213,157

The accompanying notes are an integral part of these consolidated financial statements.

6	Third Quarter 2015 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We are a leading provider of software and services for the worldwide philanthropic community. We offer a full spectrum of cloud-based and on-premises solutions, as well as a resource network that empowers and connects organizations of all sizes. Our portfolio of software and services supports nonprofit fundraising and relationship management, digital marketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility, and education. As of March 31, 2016, we had approximately 35,000 active customers including nonprofits, K-12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations.

2. Summary of Significant Accounting Policies
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, and other forms filed with the SEC from time to time.
Reclassifications

In order to provide comparability between periods presented, "interest income", "loss on sale of business", "loss on debt extinguishment and termination of derivative instruments" and "other income (expense), net" have been combined within "other expense, net" in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period. See Note 7 to these consolidated financial statements for additional details.
Basis of consolidation
The consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets including goodwill, stock-based compensation, the provision for income taxes, deferred taxes, capitalization of software development costs and related amortization, our allowances for sales returns and doubtful accounts, deferred sales commissions and professional services costs, valuation of derivative instruments, accounting for business combinations and loss contingencies. Changes in the facts or

First Quarter 2016 Form 10-Q	7

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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

8	First Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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

First Quarter 2016 Form 10-Q	9

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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
Recently adopted accounting pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 requires for acquirers in business combinations to recognize adjustments to provisional amounts identified during measurement periods in the reporting periods in which adjusted amounts are determined. The update requires that acquirers record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, resulting from changes in provisional amounts, calculated as if the accounting had been completed at acquisition date. The update also requires separate income statement presentation or note disclosure of amounts recorded in current period earnings by line item that would have been recorded in previous reporting periods if the provisional amount adjustments had been recognized at the acquisition date (requirements to retrospectively account for those adjustments have been eliminated). The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after its effective date, with earlier application permitted for financial statements that have not been issued. We adopted ASU 2015-16 on January 1, 2016. See Note 3 to these consolidated financial statements for details of the immaterial measurement period adjustment recorded during the three months ended March 31, 2016.

10	First Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We adopted ASU 2015-05 on January 1, 2016 on a prospective basis and it did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We adopted ASU 2015-03 on January 1, 2016 and retrospectively restated other non-current assets and debt, net of current portion, which had the effect of reducing each of those respective line items in our December 31, 2015 consolidated balance sheet by approximately $0.5 million.
Recently issued accounting pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 updates the accounting for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance also updates an employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted but all of the guidance must be adopted in the same period. We expect ASU 2016-09 will impact our consolidated balance sheets, statements of comprehensive income and cash flows, and we are currently evaluating the extent of the impact that implementation of this standard will have on adoption.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 will require lessees to record most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current guidance. The updated guidance also eliminates certain real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. Upon adoption, entities will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. We expect ASU 2016-02 will impact our consolidated financial statements and are currently evaluating the extent of the impact that implementation of this standard will have on adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016. An entity should apply ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. In July, 2015, the FASB decided to delay the effective date of the new standard for one year. The new standard now requires application no later than annual reporting periods beginning after December 15, 2017, including interim reporting periods therein; however, public entities are permitted to elect to early adopt the new standard as of the original effective date. In March 2016, the FASB finalized amendments to the guidance in the new standard to clarify whether an entity is a principal or an agent in a revenue transaction. In April 2016, the FASB finalized additional amendments to the

First Quarter 2016 Form 10-Q	11

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

guidance in the new standard to clarify the accounting for licenses of intellectual property and identifying performance obligations. We expect the adoption of ASU 2014-09 will impact our consolidated financial statements. We are currently evaluating implementation methods and the extent of the impact that implementation of this standard will have upon adoption.

3. Business Combinations
2015 Acquisitions
Smart Tuition
On October 2, 2015, we completed our acquisition of all of the outstanding equity, including all voting equity interests, of Smart, LLC (“Smart Tuition”). Smart Tuition is a leading provider of payment software and services for private schools and parents. The acquisition of Smart Tuition further expanded our offerings in the K-12 technology sector. We acquired Smart Tuition for $187.3 million in cash, net of closing adjustments including an adjustment of approximately $0.5 million during the three months ended March 31, 2016 which reduced our net cash outlay. On October 2, 2015, we drew down a $186.0 million revolving credit loan under our 2014 Credit Facility (as defined in Note 8 below) to finance the acquisition of Smart Tuition. As a result of the acquisition, Smart Tuition has become a wholly-owned subsidiary of ours. We included the operating results of Smart Tuition as well as goodwill arising from the acquisition in our consolidated financial statements within the General Markets Business Unit ("GMBU") from the date of acquisition. For the three months ended March 31, 2016, Smart Tuition's total revenue and operating income included in our consolidated financial statements was $9.2 million and $1.2 million, respectively.
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

(dollars in thousands)	Purchase Price Allocation
Net working capital, excluding deferred revenue	$510
Property and equipment	2,457
Deferred revenue	(6,500)
Deferred tax asset	2,637
Intangible assets	97,800
Goodwill	90,068
Total purchase price(1)	$186,972
(1) The purchase price differs from the net cash outlay of $187.3 million due to certain insignificant acquisition-related expenses included therein.

The estimated fair value of accounts receivable acquired approximates the contractual value of $2.9 million. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of Smart Tuition, all of which was assigned to our GMBU reporting segment. Approximately $86.0 million of the goodwill arising in the acquisition is deductible for income tax purposes.

12	First Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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

Three months ended March 31,
(dollars in thousands, except per share amounts)	2015
Revenue	$155,812
Net income	$4,439
Basic earnings per share	$0.10
Diluted earnings per share	$0.10

First Quarter 2016 Form 10-Q	13

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2016	2015
Numerator:
Net income	$4,995	$4,285
Denominator:
Weighted average common shares	45,967,863	45,529,668
Add effect of dilutive securities:
Stock-based compensation	789,595	638,428
Weighted average common shares assuming dilution	46,757,458	46,168,096
Earnings per share:
Basic	$0.11	$0.09
Diluted	$0.11	$0.09

The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2016	2015
Shares excluded from calculations of diluted earnings per share	55,844	18,575

14	First Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

5. Fair Value Measurements
Recurring fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of March 31, 2016
Financial liabilities:
Derivative instruments(1)	$—	$1,135	$—	$1,135
Total financial liabilities	$—	$1,135	$—	$1,135

Fair value as of December 31, 2015
Financial assets:
Derivative instruments(1)	$—	$406	$—	$406
Total financial assets	$—	$406	$—	$406

Fair value as of December 31, 2015
Financial liabilities:
Derivative instruments(1)	$—	$438	$—	$438
Total financial liabilities	$—	$438	$—	$438

(1)
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents, restricted cash due to customers, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at March 31, 2016 and December 31, 2015, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at March 31, 2016 and December 31, 2015, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.

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

There were no non-recurring fair value adjustments to intangible assets and goodwill during the three months ended March 31, 2016, except for certain insignificant business combination accounting adjustments to the initial fair value estimates of the Smart Tuition assets acquired and liabilities assumed at the acquisition date (as disclosed in Note 3 to these consolidated financial statements) from updated estimates and assumptions during the measurement period. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

First Quarter 2016 Form 10-Q	15

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

6. Goodwill and Other Intangible Assets
The change in goodwill for each reportable segment (as defined in Note 14 below) during the three months ended March 31, 2016, consisted of the following:

(dollars in thousands)	ECBU	GMBU	IBU	Total
Balance at December 31, 2015	$240,494	$190,976	$4,979	$436,449
Adjustments related to prior year business combinations(1)	—	(490)	—	(490)
Effect of foreign currency translation	—	—	35	35
Balance at March 31, 2016	$240,494	$190,486	$5,014	$435,994

(1)	See Note 3 to these consolidated financial statements for details of the immaterial measurement period adjustment.
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
The following table summarizes amortization expense:

	Three months ended March 31,
(dollars in thousands)	2016	2015
Included in cost of revenue:
Cost of subscriptions	$7,811	$5,772
Cost of maintenance	1,332	1,153
Cost of services	653	607
Cost of license fees and other	85	107
Total included in cost of revenue	9,881	7,639
Included in operating expenses	752	488
Total amortization of intangibles from business combinations	$10,633	$8,127

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of March 31, 2016:

(dollars in thousands) Years ending December 31,	Amortization expense
2016 - remaining	$31,615
2017	41,419
2018	39,783
2019	36,475
2020	27,699
Total	$176,991

16	First Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

7. Consolidated Financial Statement Details
Prepaid expenses and other assets

(dollars in thousands)	March 31, 2016	December 31, 2015
Deferred sales commissions	$29,938	$30,141
Prepaid software maintenance	14,443	15,308
Deferred professional services costs	3,060	3,603
Taxes, prepaid and receivable	8,439	9,121
Deferred tax asset	3,325	2,869
Prepaid royalties	1,471	1,767
Other assets	7,966	6,758
Total prepaid expenses and other assets	68,642	69,567
Less: Long-term portion	20,207	20,901
Prepaid expenses and other current assets	$48,435	$48,666
Accrued expenses and other liabilities

(dollars in thousands)	March 31, 2016	December 31, 2015
Accrued bonuses	$8,221	$24,591
Accrued commissions and salaries	4,760	8,391
Taxes payable	3,502	3,923
Deferred rent liabilities	3,905	4,070
Lease incentive obligations	4,514	4,734
Unrecognized tax benefit	3,197	3,147
Customer credit balances	3,298	3,515
Accrued vacation costs	2,221	2,446
Accrued health care costs	3,491	2,356
Other liabilities	8,468	7,911
Total accrued expenses and other liabilities	45,577	65,084
Less: Long-term portion	8,000	7,623
Accrued expenses and other current liabilities	$37,577	$57,461
Deferred revenue

(dollars in thousands)	March 31, 2016	December 31, 2015
Subscriptions	$122,238	$122,524
Maintenance	78,204	85,901
Services	27,866	28,517
License fees and other	690	393
Total deferred revenue	228,998	237,335
Less: Long-term portion	6,583	7,119
Deferred revenue, current portion	$222,415	$230,216

First Quarter 2016 Form 10-Q	17

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Other expense, net

	Three months ended March 31,
(dollars in thousands)	2016	2015
Interest income	$121	$8
Other expense, net	(226)	(295)
Other expense, net	$(105)	$(287)

8. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Credit facility:
Revolving credit loans	$258,100	$242,900	2.16%	2.15%
Term loans	166,250	167,344	2.52%	2.51%
Total debt	424,350	410,244	2.30%	2.30%
Less: Unamortized debt discount	1,986	2,157
Less: Debt, current portion	4,375	4,375	2.13%	2.11%
Debt, net of current portion	$417,989	$403,712	2.31%	2.30%
Summary of the 2014 Credit Facility
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
In connection with our entry into the 2014 Credit Facility, we paid $2.5 million in financing costs, of which $1.1 million were capitalized and, together with a portion of the unamortized deferred financing costs from prior facilities, are being amortized into interest expense over the term of the new facility using the effective interest method. As of March 31, 2016 and December 31, 2015, deferred financing costs totaling $0.8 million and $0.9 million, respectively, were included in other assets on the consolidated balance sheet.
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
We also pay a quarterly commitment fee on the unused portion of the 2014 Revolving Facility from 0.15% to 0.225% per annum, depending on our net leverage ratio. At March 31, 2016, the commitment fee was 0.225%.

18	First Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The 2014 Term Loan requires periodic principal payments. The balance of the 2014 Term Loan and any amounts drawn on the 2014 Revolving Facility are due upon maturity of the 2014 Credit Facility in February 2019. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2014 Credit Facility.
The 2014 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At March 31, 2016, we were in compliance with our debt covenants under the 2014 Credit Facility.
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
Financing for Smart Tuition acquisition
On July 17, 2015, we again exercised this option and certain lenders agreed to increase the revolving credit commitments by an additional $100.0 million (the "July 2015 Additional Revolving Credit Commitments") such that commencing July 17, 2015, the aggregate revolving credit commitments available were $350.0 million. The July 2015 Additional Revolving Credit Commitments have the same terms as the existing revolving credit commitments.
On October 2, 2015, we drew down a $186.0 million revolving credit loan under the 2014 Credit Facility to finance the acquisition of Smart Tuition.
As of March 31, 2016, the required annual maturities related to the 2014 Credit Facility were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2016 - remaining	$3,281
2017	4,375
2018	4,375
2019	412,319
2020	—
Thereafter	—
Total required maturities	$424,350

9. Derivative Instruments
We use derivative instruments to manage our variable interest rate risk. In March 2014, we entered into an interest rate swap agreement (the "March 2014 Swap Agreement"), which effectively converts portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the swap agreement. The initial notional value of the March 2014 Swap Agreement was $125.0 million with an effective date beginning in March 2014. In March 2017, the notional value of the March 2014 Swap Agreement will decrease to $75.0 million for the remaining term through February 2018. We designated the March 2014 Swap Agreement as a cash flow hedge at the inception of the contract.

First Quarter 2016 Form 10-Q	19

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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
The fair values of our derivative instruments were as follows as of:

(dollars in thousands)	Balance sheet location	March 31, 2016	December 31, 2015
Derivative instruments designated as hedging instruments:
Interest rate swap, long-term portion	Other assets	$—	$406
Total derivative instruments designated as hedging instruments		$—	$406
		March 31, 2016	December 31, 2015
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$15	$2
Interest rate swaps, long-term portion	Other liabilities	1,120	436
Total derivative instruments designated as hedging instruments		$1,135	$438
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	March 31, 2016		Three months ended March 31, 2016
Interest rate swaps	$(1,135)	Interest expense	$(308)

	March 31, 2015		Three months ended March 31, 2015
Interest rate swaps	$(1,030)	Interest expense	$(375)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive loss as of March 31, 2016 that is expected to be reclassified into earnings within the next twelve months is $0.9 million. There were no ineffective portions of our interest rate swap derivatives during the three months ended March 31, 2016 and 2015. See Note 13 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.

20	First Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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
We have a lease for office space in Austin, Texas which terminates on September 30, 2023, and has two five-year renewal options. Under the terms of the lease, we will increase our leased space by approximately 20,000 square feet on July 31, 2016. The current annual base rent of the lease is $2.3 million. The base rent escalates annually between 2% and 4% based on the terms of the agreement. The rent expense is recorded on a straight-line basis over the length of the lease term. At March 31, 2016, we had a standby letter of credit of $2.0 million for a security deposit for this lease.
We have provisions in our leases that entitle us to aggregate remaining leasehold improvement allowances of $5.3 million. These amounts are being recorded as a reduction to rent expense ratably over the terms of the leases. The reductions in rent expense related to these lease provisions during the three months ended March 31, 2016 and 2015, were insignificant. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.
We have also received, and expect to receive through 2016, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense upon receipt and were $1.0 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.
Total rent expense was $2.0 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, the future minimum lease commitments related to lease agreements, net of related lease incentives, were as follows:

Years ending December 31, (dollars in thousands)	Operating leases
2016 – remaining	$10,320
2017	12,171
2018	11,935
2019	12,366
2020	11,637
Thereafter	32,076
Total minimum lease payments	$90,505
Other commitments
As discussed in Note 8 to these consolidated financial statements, the term loans under the 2014 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019.
We utilize third-party technology in conjunction with our solutions and services, with contractual obligations varying in length from one to four years. In certain cases, such arrangements require a minimum annual purchase commitment. As of March 31, 2016, the remaining aggregate minimum purchase commitment under these arrangements was approximately $15.5 million through 2020.

First Quarter 2016 Form 10-Q	21

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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
Legal contingencies
We are subject to legal proceedings and claims that arise in the ordinary course of business. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2016, in our opinion, there was not at least a reasonable possibility that these actions arising in the ordinary course of business will have a material adverse effect upon our consolidated financial position, results of operations or cash flows and, therefore, no material loss contingencies were recorded.

11. Income Taxes
Our income tax provision and effective income tax rates including the effects of period-specific events, were:

	Three months ended March 31,
(dollars in thousands)	2016	2015
Income tax provision	$2,664	$1,754
Effective income tax rate	34.8%	29.0%
The increase in our effective income tax rate during the three months ended March 31, 2016, when compared to the same period in 2015, was primarily due to a discrete tax benefit included in the 2015 period from the settlement of an IRS audit and the estimated impact to our annual 2016 effective tax rate from Section 162(m) nondeductible compensation. Partially offsetting the increase in our effective income tax rate during the three months ended March 31, 2016, when compared to the same period in 2015, was the benefit of federal and state research tax credits that were permanently enacted into law December 2015 and an increase in the domestic production activities deduction.
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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.3 million at March 31, 2016 and December 31, 2015. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

22	First Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

12. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended March 31,
(dollars in thousands)	2016	2015
Included in cost of revenue:
Cost of subscriptions	$281	$143
Cost of maintenance	123	161
Cost of services	468	597
Total included in cost of revenue	872	901
Included in operating expenses:
Sales, marketing and customer success	901	701
Research and development	1,535	978
General and administrative	4,608	2,522
Total included in operating expenses	7,044	4,201
Total stock-based compensation expense	$7,916	$5,102

13. Stockholders' Equity
Dividends
Our Board of Directors has adopted a dividend policy, which provides for the distribution to stockholders a portion of cash generated by us that is in excess of operational needs and capital expenditures. The 2014 Credit Facility limits the amount of dividends payable and certain state laws restrict the amount of dividends distributed.
In February 2016, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the three months ended March 31, 2016.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 2016	$0.12	February 26	March 15
In April 2016, our Board of Directors declared a second quarter dividend of $0.12 per share payable on June 15, 2016 to stockholders of record on May 27, 2016.

First Quarter 2016 Form 10-Q	23

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Three months ended March 31,
(dollars in thousands)	2016	2015
Accumulated other comprehensive loss, beginning of period	$(825)	$(1,032)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive loss balance, beginning of period	$(19)	$(164)
Other comprehensive loss before reclassifications, net of tax effects of $555 and $439	(856)	(698)
Amounts reclassified from accumulated other comprehensive loss to interest expense	308	375
Tax benefit included in provision for income taxes	(121)	(146)
Total amounts reclassified from accumulated other comprehensive loss	187	229
Net current-period other comprehensive loss	(669)	(469)
Accumulated other comprehensive loss balance, end of period	$(688)	$(633)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(806)	$(868)
Translation adjustments	403	(326)
Accumulated other comprehensive loss balance, end of period	(403)	(1,194)
Accumulated other comprehensive loss, end of period	$(1,091)	$(1,827)

14. Segment Information
As of March 31, 2016, our reportable segments were the General Markets Business Unit ("GMBU"), the Enterprise Customer Business Unit ("ECBU"), and the International Business Unit ("IBU"). Following is a description of each reportable segment:

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

24	First Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Summarized reportable segment financial results, were as follows:

	Three months ended March 31,
(dollars in thousands)	2016	2015
Revenue by segment:
GMBU	$87,952	$69,929
ECBU	71,499	66,914
IBU	9,758	10,127
Other(1)	47	23
Total revenue	$169,256	$146,993
Segment operating income(2):
GMBU	$42,611	$34,663
ECBU	35,766	32,204
IBU	996	1,301
Other(1)	30	(312)
	79,403	67,856
Less:
Corporate unallocated costs(3)	(50,415)	(46,615)
Stock based compensation costs	(7,916)	(5,102)
Amortization expense	(10,633)	(8,127)
Interest expense	(2,675)	(1,686)
Other expense, net	(105)	(287)
Income before provision for income taxes	$7,659	$6,039

(1)	Other includes revenue and the related costs from the sale of solutions and services not directly attributable to a reportable segment.

(2)	Segment operating income includes direct, controllable costs related to the sale of solutions and services by the reportable segment.

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

First Quarter 2016 Form 10-Q	25

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

Executive Summary
We are a leading provider of software and services for the global philanthropic community. We offer a full spectrum of cloud-based and on-premises software solutions, as well as a resource network that empowers and connects organizations of all sizes. Our portfolio of software and services support nonprofit fundraising and relationship management, digital marketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility, and education. As of March 31, 2016, we had approximately 35,000 active customers including nonprofits, K-12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations.
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
Our long-term goals include accelerating organic revenue growth, expanding our operating margins and increasing our operating cash flow. During the first quarter of 2016, we continued to execute on the following five growth strategies targeted to achieve those goals and to drive an extended period of quality enhancement, solution and service innovation, and increasing operating efficiency and financial performance:

1.	Integrated and Open Solutions in the Cloud
We continue to transition our business to predominantly serve customers through a subscription-based cloud delivery model, enabling lower cost of entry, greater scalability and lower total cost of ownership to our customers. There is a concerted effort underway to optimize our portfolio of solutions and integrate powerful capabilities — such as built in data, analytics, payment processing and tailored user-specific experiences — to bring even greater value and performance to our customers. In 2015, we announced the general availability of Raiser's Edge NXT™, Financial Edge NXT™, and we introduced Blackbaud SKY™, which is our new, innovative cloud technology architecture for the global philanthropic community that now powers six of our next generation solutions including Raiser's Edge NXT and Financial Edge NXT.

2.	Drive Sales Effectiveness
We are making investments to increase the effectiveness of our sales organization, with a focus on enabling our expanding sales teams with the talent, processes, and tools to accelerate our revenue growth and improve effectiveness. Our customer success program separates account management from the sales organization, and is intended to drive customer loyalty and retention. In the first quarter of 2016, we launched a value added reseller ("VAR") program.

26	First Quarter 2016 Form 10-Q

Blackbaud, Inc.

3.	Expand TAM into Near Adjacencies with Acquisitions;
We will continue to evaluate compelling opportunities to expand our product portfolio and acquire companies, technologies and/or services. We will be guided by our acquisition criteria for considering attractive assets, which expand our total addressable market ("TAM"), provide entry into new and near adjacencies, accelerate our shift to the cloud, accelerate revenue growth, are accretive to margins and present synergistic opportunities.

4.	Streamline Operations
We have largely completed the installations of best-in-breed back-office solutions to standardize operations utilizing scalable tools and systems. Our focus is now shifting towards optimizing those systems, as well as operational excellence and quality initiatives focused on streamlining processes to gain efficiency and scalability.

5.	Execute our 3-Year Margin Improvement Plan
In 2014, we implemented a 3-year operating margin improvement plan designed to increase our operating effectiveness and efficiency and improve non-GAAP operating margins 300 to 600 basis points on a constant currency basis as measured against our 2014 baseline of 17.5%, by the time we exit 2017.
We plan to continue making investments in our solution portfolio, sales, and customer success organization to ensure we are well positioned to benefit from shifts in the market, including demand for our cloud-based subscription offerings, which we expect will drive higher long-term revenue growth. We also plan to continue making investments in our sales and marketing organization and the infrastructure that supports our cloud-based subscription offerings and certain solution development initiatives, including further expansion of our payment processing and analytics services. As we execute on our five key growth initiatives to accelerate organic revenue growth and strengthen our market leadership position, we also plan to focus on achieving scalability of our operations, and attaining our targeted level of profitability.
We completed our acquisition of Smart Tuition in October 2015. We have included the results of operations of Smart Tuition in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations when comparing the first quarter of 2016 and 2015. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of Smart Tuition.

Total revenue
	Three months ended March 31,
(dollars in millions)	2016(1)	2015	Change
Total revenue	$169.3	$147.0	15.2%

(1)	Included in total revenue for the three months ended March 31, 2016 was $9.2 million attributable to the inclusion of Smart Tuition.
Excluding the impact of Smart Tuition as discussed above, the remaining $13.1 million increase in revenue during the three months ended March 31, 2016 was primarily driven by growth in subscriptions revenue as our business model continues to shift towards providing predominantly cloud-based subscription solutions. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments. Services revenue contributed $1.1 million to the increase in total revenue during the three months ended March 31, 2016, when compared to the same period in 2015, primarily due to increases in both analytic and training services deliveries. Maintenance revenue as well as license fees and other revenue declined for the three months ended March 31, 2016 from the continued migration of our business model toward subscription-based solutions, including our Raiser's Edge NXT and Financial Edge NXT solutions. In the near-term, the transition to subscription-based solutions negatively impacts total revenue growth, as time-based license revenue from subscription arrangements is deferred and recognized ratably over the subscription period, whereas on-premises license revenue from arrangements that include perpetual licenses is recognized up-front. In addition, the fluctuation in foreign currency exchange rates, primarily those between the U.S. dollar and Canadian dollar, negatively impacted our total revenue during the three months ended March 31, 2016 by $1.5 million. Further explanation of this impact is included below under the caption "Foreign Currency Exchange Rates".

First Quarter 2016 Form 10-Q	27

Blackbaud, Inc.

Income from operations
	Three months ended March 31,
(dollars in millions)	2016	2015	Change
Income from operations	$10.4	$8.0	30.0%

(1)	Included in income from operations for the three months ended March 31, 2016 was $1.2 million attributable to the inclusion of Smart Tuition.
Excluding the impact of Smart Tuition as discussed above, the remaining $1.2 million increase in income from operations during the three months ended March 31, 2016 was primarily driven by growth in subscriptions revenue as discussed above, improvements in the utilization of consulting services personnel and a reduction in non-billable implementation service hours. Partially offsetting these favorable impacts to income from operations during the three months ended March 31, 2016 were increases in stock-based compensation expense and amortization of intangible assets from business combinations of $2.8 million and $2.5 million, respectively. In addition, the fluctuation in foreign currency exchange rates, primarily those between the U.S. dollar and Canadian dollar, negatively impacted our income from operations during the three months ended March 31, 2016 by $0.8 million. Further explanation of this impact is included below under the caption "Foreign Currency Exchange Rates".
Customer retention
Our subscription contracts are typically for a term of three years at contract inception with one year renewals thereafter. Over time, we anticipate a decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud-based subscription delivery model. We also anticipate an increase in subscription contract renewals as we continue focusing on innovation, quality and the integration of our subscription solutions which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines subscription and maintenance customer contracts provides an accurate representation of our customers' overall behavior. For the three months ended March 31, 2016, approximately 93% of our customers with recurring subscription or maintenance contracts were retained.
Balance sheet and cash flow
At March 31, 2016, our cash and cash equivalents were $12.1 million and outstanding borrowings under the 2014 Credit Facility were $424.4 million. During the three months ended March 31, 2016, we generated $0.1 million in cash flow from operations, increased our net borrowings by $14.1 million, returned $5.7 million to stockholders by way of dividends and had cash outlays of $13.6 million for purchases of property and equipment and capitalized software development costs.

28	First Quarter 2016 Form 10-Q

Blackbaud, Inc.

Results of Operations
Comparison of the three months ended March 31, 2016 and 2015
We have included the results of operations of Smart Tuition in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations when comparing the three months ended March 31, 2016 and 2015. We have noted in the discussion below, to the extent meaningful and quantifiable, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of Smart Tuition.
We acquired Smart Tuition on October 2, 2015. For the three months ended March 31, 2016, Smart Tuition's total revenue and income from operations was $9.2 million and $1.2 million, respectively. See Note 3 to our consolidated financial statements in this report for a summary of this acquisition.

Revenue by segment
	Three months ended March 31,
(dollars in millions)	2016(1)	2015	Change
GMBU	$88.0	$69.9	25.9%
ECBU	71.5	66.9	6.9%
IBU	9.8	10.1	(3.0)%
Total revenue(2)	$169.3	$147.0	15.2%

(1)	Included in GMBU revenue and total revenue for the three months ended March 31, 2016 was $9.2 million attributable to the inclusion of Smart Tuition.

(2)	The individual amounts for each year may not sum to total revenue due to rounding.

First Quarter 2016 Form 10-Q	29

Blackbaud, Inc.

GMBU
	Three months ended March 31,
(dollars in millions)	2016	2015	Change
GMBU revenue	$88.0	$69.9	25.9%
% of total revenue	52.0%	47.6%

(1)	Included in GMBU revenue for the three months ended March 31, 2016 was $9.2 million attributable to the inclusion of Smart Tuition.

Excluding the impact of Smart Tuition as discussed above, the remaining $8.9 million increase in GMBU revenue during the three months ended March 31, 2016, when compared to the same period in 2015, was primarily attributable to growth in subscriptions revenue, partially offset by declines in maintenance revenue and license fee and other revenue. The growth in subscriptions revenue was primarily due to increases in demand across our portfolio of cloud-based solutions. GMBU subscriptions revenue also benefited from increases in the number of customers and the volume of transactions for which we process payments. Also contributing to overall growth in GMBU revenue during the three months ended March 31, 2016 was an increase in consulting services revenue related to our cloud-based solutions. The growth in subscriptions and services revenue were partially offset by decreases in maintenance revenue and license fee and other revenue during the three months ended March 31, 2016 from the continued migration of our business to subscription-based solutions.

ECBU
	Three months ended March 31,
(dollars in millions)	2016	2015	Change
ECBU revenue	$71.5	$66.9	6.9%
% of total revenue	42.2%	45.5%

The increase in ECBU revenue during the three months ended March 31, 2016, when compared to the same period in 2015, was primarily attributable to growth in subscriptions revenue, partially offset by decreases in consulting services revenue, maintenance revenue and revenue from license fees. The growth in subscriptions resulted primarily from an increase in the number of customers and the volume of transactions for which we process payments, as well as increases in demand for our cloud-based solutions including Gifts Online, Luminate Online and Raiser's Edge NXT. As discussed above, consulting services, maintenance revenue and license fees revenue decreased as a result of the continuing shift in our go-to-market strategy towards cloud-based solutions, which in general, require less implementation services.

IBU
	Three months ended March 31,
(dollars in millions)	2016	2015	Change
IBU revenue	$9.8	$10.1	(3.0)%
% of total revenue	5.8%	6.9%

The decrease in IBU revenue during the three months ended March 31, 2016, when compared to the same period in 2015, was primarily related to reductions in consulting services revenue and maintenance revenue, partially offset by an increase in subscriptions revenue. In the near term, we expect a continued reduction in IBU revenue related to Raiser's Edge license fees, consulting services and maintenance as our customers transition to our Raiser's Edge NXT solution. The increase in IBU subscriptions revenue during the three months ended March 31, 2016 was primarily due to an increase in demand for our Raiser's Edge NXT solution as well as an increase in the volume of transactions for which we process payments.

30	First Quarter 2016 Form 10-Q

Blackbaud, Inc.

Operating results

Subscriptions
	Three months ended March 31,
(dollars in millions)	2016(1)	2015	Change
Subscriptions revenue	$96.9	$72.5	33.7%
Cost of subscriptions	49.7	36.2	37.3%
Subscriptions gross profit	$47.2	$36.3	30.0%
Subscriptions gross margin	48.7%	50.1%

(1)	Included in subscriptions revenue and cost of subscriptions for the three months ended March 31, 2016 was $9.0 million and $4.9 million, respectively, attributable to the inclusion of Smart Tuition.

Subscriptions revenue is comprised of revenue from charging for the use of our subscription-based software solutions, which includes providing access to hosted applications and hosting services, access to certain data services and our online subscription training offerings, revenue from payment processing services as well as variable transaction revenue associated with the use of our solutions.

We continue to experience growth in sales of our hosted applications and hosting services as we meet the demand of our customers that increasingly prefer cloud-based subscription offerings, including existing customers that are migrating from on-premises solutions to our cloud-based solutions. In addition, we have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing solution portfolio and the sale of these services to new and existing customers. Recurring subscriptions contracts are typically for a term of three years at contract inception with one year annual renewals thereafter. We intend to continue focusing on innovation, quality and integration of our subscription solutions which we believe will drive subscriptions revenue growth. We are also investing in our customer success organization to drive customer loyalty, retention, and referrals.
Cost of subscriptions is primarily comprised of compensation costs, third-party contractor expenses, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangible assets from business combinations, amortization of software development costs, transaction-based costs related to payments services including remittances of amounts due to third-parties and other costs incurred in providing support and services to our customers.

Excluding the incremental subscriptions revenue from Smart Tuition as discussed above, subscriptions revenue increased by $15.4 million during the three months ended March 31, 2016, when compared to the same period in 2015. The increase was primarily due to strong demand across our cloud-based solution portfolio. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments.
The increase in cost of subscriptions during the three months ended March 31, 2016, when compared to the same period in 2015, was relatively consistent with the increase in revenue. The increase in cost of subscriptions was primarily due to a $4.5 million increase in transaction-based costs related to our payments services and those of Smart Tuition, a $2.0 million increase in amortization of intangible assets from business combinations, a $1.5 million increase in third-party contractor expenses, a $1.4 million increase in compensation costs, a $1.2 million increase in the cost of third-party technology embedded in certain of our subscription solutions and a $1.1 million increase in amortization of software development costs. The increases in compensation costs and amortization of intangible assets from business combinations were primarily due the inclusion of Smart Tuition. The increases in third-party contract costs and amortization of software development costs were from investments made on innovation, quality and the integration of our cloud-based solutions.
The decrease in subscriptions gross margin for the three months ended March 31, 2016, when compared to the same period in 2015, was primarily the result of a shift in the mix of subscriptions revenue generated from our payment processing services and those of Smart Tuition, both of which have historically yielded lower gross margins than our cloud-based solutions. Also contributing to the decrease in subscriptions gross margin was incremental amortization of intangible assets due to Smart Tuition and incremental software development costs from the investments discussed above.

First Quarter 2016 Form 10-Q	31

Blackbaud, Inc.

Maintenance
	Three months ended March 31,
(dollars in millions)	2016	2015	Change
Maintenance revenue	$37.2	$38.9	(4.4)%
Cost of maintenance	5.3	7.5	(29.3)%
Maintenance gross profit	$31.9	$31.4	1.6%
Maintenance gross margin	85.7%	80.7%
Maintenance revenue is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and certain upgrades to our software solutions and online, telephone and email support. Maintenance contracts are typically renewed on an annual basis.
Cost of maintenance is primarily comprised of compensation costs, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangible assets from business combinations, amortization of software development costs and other costs incurred in providing support and services to our customers.
The decrease in maintenance revenue during the three months ended March 31, 2016 when compared to the same period in 2015, was primarily related to a reduction in maintenance contracts associated with on-premises Raiser's Edge as customers migrated to our Raiser's Edge NXT cloud-based solution, partially offset by an increase in maintenance contracts associated with Blackbaud Enterprise CRM. The decrease was primarily comprised of (i) $5.4 million of reductions in maintenance from contracts that were migrated to a cloud-based subscription or not renewed and reductions in contracts with existing customers; partially offset by (ii) $3.2 million of incremental maintenance from new customers associated with new license contracts and increases in contracts with existing customers; and (iii) $0.5 million of incremental maintenance from contractual inflationary rate adjustments.
Cost of maintenance decreased during the three months ended March 31, 2016, when compared to the same period in 2015, primarily as a result of a decrease in compensation costs of $2.0 million from a shift in support headcount from maintenance towards sales, marketing and customer success expense and a shift in the volume of customer support requests from maintenance towards subscriptions. Also contributing to the decrease in compensation costs were improvements in the efficiency of our customer support center.
Maintenance gross margins increased during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to the shifts in compensation costs from maintenance as discussed above, as well as the improvements in the efficiency of our customer support center.

32	First Quarter 2016 Form 10-Q

Blackbaud, Inc.

Services
	Three months ended March 31,
(dollars in millions)	2016(1)	2015	Change
Services revenue	$32.4	$31.3	3.5%
Cost of services	24.3	27.0	(10.0)%
Services gross profit	$8.1	$4.3	88.4%
Services gross margin	25.0%	13.8%

(1)	Included in services revenue and cost of services for the three months ended March 31, 2016 were insignificant amounts attributable to the inclusion of Smart Tuition.
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
Cost of services is primarily comprised of compensation costs, third-party contractor expenses, classroom rentals, costs incurred in providing customer training, data expense incurred to perform analytic services, allocated depreciation, facilities and IT support costs and amortization of intangible assets from business combinations.
Services revenue increased during the three months ended March 31, 2016, when compared to the same period in 2015, primarily due to increases in both analytic and training services deliveries.
We expect that the continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services and little to no customization services when compared our traditional on-premises perpetual license arrangements, will negatively impact consulting services revenue growth over time. The maturation of our Blackbaud Enterprise CRM solution, our only remaining perpetual licensed-based offering, is lessening the extent of implementation services required.
The decrease in cost of services during the three months ended March 31, 2016, when compared to the same period in 2015, was primarily due to a $2.0 million decrease in compensation costs related to a reduction in consulting services headcount from utilization improvements and a reduction in non-billable implementation service hours for our Blackbaud Enterprise CRM solution.
Services gross margin increased during the three months ended March 31, 2016, when compared to the same period in 2015, primarily due to increased analytics and training revenue coupled with improvements in the utilization of consulting services personnel and a reduction in non-billable implementation hours.

First Quarter 2016 Form 10-Q	33

Blackbaud, Inc.

License fees and other
	Three months ended March 31,
(dollars in millions)	2016	2015	Change
License fees and other revenue	$2.8	$4.3	(34.9)%
Cost of license fees and other	0.6	1.2	(50.0)%
License fees and other gross profit	$2.2	$3.1	(29.0)%
License fees and other gross margin	78.7%	72.9%
License fees and other revenue includes revenue from the sale of our software solutions under perpetual license arrangements, reimbursement of travel-related expenses primarily incurred during the performance of services at customer locations, fees from user conferences and third-party software referral fees.
Cost of license fees and other is primarily comprised of third-party software royalties, variable reseller commissions, amortization of software development costs, compensation costs, costs of business forms, costs of user conferences, reimbursable expenses relating to the performance of services at customer locations, allocated depreciation, facilities and IT support costs and amortization of intangible assets from business combinations.
Revenue from license fees and other decreased during the three months ended March 31, 2016, when compared to the same period in 2015, primarily as a result of the ongoing transition of our solution portfolio away from a perpetual license-based model toward a cloud-based subscription delivery model. In addition, our larger perpetual license transactions such as those for Blackbaud CRM can be of substantial value, which can result in period-to-period variations in revenue since the license fee revenue associated with these arrangements is generally recognized up front when the arrangements are entered into.
The decrease in cost of license fees and other during the three months ended March 31, 2016, when compared to the same period in 2015, was primarily due to less reimbursable expenses relating to the performance of services at customer locations.
License fees and other gross margin increased during the three months ended March 31, 2016, when compared to the same period in 2015, primarily due to the less reimbursable expenses which carry no margin relative to the reduction in license fees revenue.

34	First Quarter 2016 Form 10-Q

Blackbaud, Inc.

Operating expenses

Sales, marketing, and customer success
	Three months ended March 31,
(dollars in millions)	2016	2015	Change
Sales, marketing and customer success expense	$35.6	$28.6	24.5%
% of total revenue	21.0%	19.4%

Sales, marketing, and customer success expense includes compensation costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

We are investing in sales, marketing, and customer success which is a component of our five point growth strategy to accelerate revenue growth. The increase in sales, marketing, and customer success expense in dollars and as a percentage of total revenue during the three months ended March 31, 2016, when compared to the same period in 2015, was primarily due to increases in compensation costs and commissions expense of $4.1 million and $1.8 million, respectively. Compensation costs increased primarily due to incremental headcount to support the increase in direct sales, marketing, and customer success efforts of our growing operations. The expansion of our customer success program is targeted to ensure our customers are fully realizing the value of our solutions, which we believe will drive customer loyalty and retention and will also result in increased customer referrals. The increase in commission expense was primarily driven by an increase in commissionable revenue during the three months ended March 31, 2016, when compared to the same period in 2015. The inclusion of Smart Tuition also contributed to the increases in compensation costs and commissions expense.

Research and development
	Three months ended March 31,
(dollars in millions)	2016	2015	Change
Research and development expense	$22.8	$21.3	7.0%
% of total revenue	13.5%	14.5%

Research and development expense includes compensation costs, third-party contractor expenses, software development tools and other expenses related to developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.

The increase in research and development expense during the three months ended March 31, 2016, when compared to the same period in 2015, was primarily due to increases in compensation costs of $2.9 million. We have added engineering headcount to drive our solution development efforts. The inclusion of Smart Tuition contributed to the increase in compensation costs. Also contributing to the increase in research and development expense during the three months ended March 31, 2016 was an increase in third-party contractor expenses of $0.9 million to assist in our solution development efforts. Partially offsetting these increases during the three months ended March 31, 2016 was a $2.5 million increase in the amount of software development costs that were capitalized. The increase in amount capitalized was a result of incurring more qualifying costs associated with development activities that are required to be capitalized under the internal-use software guidance such as those related to development of our Raiser's Edge NXT, Financial Edge NXT and Luminate cloud-based solutions, as well as development costs associated with the solutions of acquired companies. We expect that the increase in the amount of software development costs capitalized will continue in the near-term as we make investments on innovation, quality and the integration of our solutions which we believe will drive revenue growth. Capitalized software development costs associated with our cloud-based solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life.

Research and development expense decreased as a percentage of revenue during the three months ended March 31, 2016, when compared to the same periods in 2015, primarily due to the increase in the amount of software development costs capitalized as discussed above.

First Quarter 2016 Form 10-Q	35

Blackbaud, Inc.

General and administrative
	Three months ended March 31,
(dollars in millions)	2016	2015	Change
General and administrative expense	$19.8	$16.8	17.9%
% of total revenue	11.7%	11.5%

General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.

The increase in general and administrative expense during the three months ended March 31, 2016, when compared to the same period in 2015, was primarily due to an increase in compensation costs of $2.7 million. Compensation costs increased primarily due to increases stock-based compensation expense, employee benefit costs and additional resources needed to support the growth of our business. The increase in stock-based compensation expense was primarily driven by an increase in the grant date fair value of our annual equity awards granted during the three months ended March 31, 2016 when compared to the grant date fair value of our annual equity awards granted during the same period in 2015.

General and administrative expense as a percentage of revenue remained relatively unchanged during the three months ended March 31, 2016, when compared to the same period in 2015.

Interest expense
	Three months ended March 31,
(dollars in millions)	2016	2015	Change
Interest expense	$2.7	$1.7	58.8%
% of total revenue	1.6%	1.1%
Interest expense increased during the three months ended March 31, 2016, when compared to the same period in 2015, primarily due to an increase in our average daily borrowings related to our acquisition of Smart Tuition in October 2015.

36	First Quarter 2016 Form 10-Q

Blackbaud, Inc.

Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	March 31, 2016	Change	December 31, 2015
Subscriptions	Over the period billed in advance, generally one year	$122.2	(0.2)%	$122.5
Maintenance	Over the period billed in advance, generally one year	78.2	(9.0)%	85.9
Services	As services are delivered	27.9	(2.1)%	28.5
License fees and other	Upon delivery of the solution or service	0.7	75.0%	0.4
Total deferred revenue(1)		229.0	(3.5)%	237.3
Less: Long-term portion		6.6	(7.0)%	7.1
Current portion(1)		$222.4	(3.4)%	$230.2

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. We generally invoice our maintenance and subscription customers in annual cycles 30 days prior to the end of the contract term. The decreases in deferred revenue attributable to maintenance, services and license fees and other during the three months ended March 31, 2016 were primarily due to the continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which do not require maintenance contracts and, in general, require less implementation services than our traditional on-premises arrangements. Deferred revenue from subscriptions remained relatively unchanged primarily due to the timing of customer contract renewals, many of which take place at or near the beginning of our third quarter. As a result, our deferred revenue has historically been lower in our first and second quarters as compared to our third and fourth quarters.
We have acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, we recorded write-downs of deferred revenue from customer arrangements predating the acquisition to fair value, which resulted in lower recorded deferred revenue as of the acquisition date than the actual amounts paid in advance for solutions and services under those customer arrangements. Therefore, our deferred revenue after an acquisition will not reflect the full amount of deferred revenue that would have been reported if the acquired deferred revenue was not written down to fair value. The impact of acquisition-related deferred revenue write-downs largely impacted deferred revenue from subscriptions as of March 31, 2016 and December 31, 2015. Further explanation of this impact is included below under the caption "Non-GAAP financial measures".

Income tax provision
	Three months ended March 31,
(dollars in millions)	2016	2015	Change
Income tax provision	$2.7	$1.8	50.0%
Effective income tax rate	34.8%	29.0%
The increase in our effective income tax rate during the three months ended March 31, 2016, when compared to the same period in 2015, was primarily due to a discrete tax benefit included in the 2015 period from the settlement of an IRS audit and the estimated impact to our annual 2016 effective tax rate from Section 162(m) nondeductible compensation. Partially offsetting the increase in our effective income tax rate during the three months ended March 31, 2016, when compared to the same period in 2015, was the benefit of federal and state research tax credits that were permanently enacted into law December 2015 and an increase in the domestic production activities deduction.
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

First Quarter 2016 Form 10-Q	37

Blackbaud, Inc.

state tax laws. A portion of the foreign and state net operating loss carryforwards and a portion of state tax credits have a valuation reserve due to the uncertainty of realizing such carryforwards and credits in the future.
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.3 million at March 31, 2016 and December 31, 2015. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
Non-GAAP financial measures
The operating results analyzed below are presented on a non-GAAP basis. We use non-GAAP revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income and non-GAAP diluted earnings per share internally in analyzing our operational performance. Accordingly, we believe these non-GAAP measures are useful to investors, as a supplement to GAAP measures, in evaluating our ongoing operational performance. While we believe these non-GAAP measures provide useful supplemental information, non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies.
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

	Three months ended March 31,
(dollars in millions)	2016	2015	Change
GAAP Revenue	$169.3	$147.0	15.2%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	1.8	3.5	(48.6)%
Non-GAAP revenue(1)	$171.0	$150.5	13.6%

GAAP gross profit	$89.3	$75.2	18.8%
GAAP gross margin	52.8%	51.1%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	1.8	3.5	(48.6)%
Add: Stock-based compensation expense	0.9	0.9	—%
Add: Amortization of intangibles from business combinations	9.9	7.6	30.3%
Add: Employee severance	0.1	0.6	(83.3)%
Subtotal(1)	12.6	12.7	(0.8)%
Non-GAAP gross profit(1)	$101.9	$87.8	16.1%
Non-GAAP gross margin	59.6%	58.4%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

38	First Quarter 2016 Form 10-Q

Blackbaud, Inc.

	Three months ended March 31,
(dollars in millions, except per share amounts)	2016	2015	Change
GAAP income from operations	$10.4	$8.0	30.0%
GAAP operating margin	6.2%	5.5%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	1.8	3.5	(48.6)%
Add: Stock-based compensation expense	7.9	5.1	54.9%
Add: Amortization of intangibles from business combinations	10.6	8.1	30.9%
Add: Employee severance	0.3	1.1	(72.7)%
Add: Acquisition-related integration costs	0.4	0.5	(20.0)%
Add: Acquisition-related expenses	0.1	0.1	—%
Subtotal(1)	21.1	18.4	14.7%
Non-GAAP income from operations(1)	$31.6	$26.5	19.2%
Non-GAAP operating margin	18.5%	17.6%

GAAP net income	$5.0	$4.3	16.3%
Shares used in computing GAAP diluted earnings per share	46,757,458	46,168,096	1.3%
GAAP diluted earnings per share	$0.11	$0.09	22.2%
Non-GAAP adjustments:
Add: Total Non-GAAP adjustments affecting loss from operations	21.1	18.4	14.7%
Less: Tax impact related to Non-GAAP adjustments	(6.5)	(7.8)	(16.7)%
Non-GAAP net income(1)	$19.6	$14.9	31.5%

Shares used in computing Non-GAAP diluted earnings per share	46,757,458	46,168,096	1.3%
Non-GAAP diluted earnings per share	$0.42	$0.32	31.3%

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.
The increases in non-GAAP income from operations and non-GAAP operating margins during the three months ended March 31, 2016, when compared to the same period in 2015, were primarily due to growth in subscriptions revenue, improvements in the utilization of consulting services personnel and a reduction in non-billable implementation service hours, partially offset by increases in transaction-based costs related to our payments services and compensation costs. The inclusion of Smart Tuition contributed to the increase in subscriptions revenue as well as the increases in costs related to our payment services and compensation costs.

Historically, for the purposes of determining non-GAAP net income, we have utilized a non-GAAP tax rate of 39.0% in our calculation of the tax impact related to non-GAAP adjustments. Beginning in 2016, we now apply a non-GAAP effective tax rate of 32.0% in our calculation of the tax impact on non-GAAP adjustments, which affects the tax impact related to non-GAAP adjustments, non-GAAP net income and non-GAAP diluted earnings per share measures. As announced at our 2015 Investor Day, we previously communicated that we would be adjusting this rate to 36.0% to better reflect our periodic effective tax rate calculated in accordance with GAAP and our then current expectations related to tax rate impacting legislation such as the domestic production activities deduction and certain credits which are recurring in nature. Subsequent to that Investor Day communication, the business research and development tax credit was permanently extended. The non-GAAP effective tax rate utilized will be reviewed annually to determine whether it remains appropriate in consideration of our financial results including our periodic effective tax rate calculated in accordance with GAAP, our operating environment and related tax legislation in effect and other factors deemed necessary. For the three months ended March 31, 2015, the tax impact related to non-GAAP adjustments is calculated under our historical non-GAAP effective tax rate of 39.0%.

First Quarter 2016 Form 10-Q	39

Blackbaud, Inc.

Non-GAAP organic revenue growth

In addition, we discuss non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis and non-GAAP organic recurring revenue growth, which we believe provides useful information for evaluating the periodic growth of our business on a consistent basis. Each of these measures of non-GAAP organic revenue growth excludes incremental acquisition-related revenue attributable to companies acquired in the current fiscal year. For companies acquired in the immediately preceding fiscal year, each of these non-GAAP organic revenue growth measures reflects presentation of full year incremental non-GAAP revenue derived from such companies as if they were combined throughout the prior period, and it includes the non-GAAP revenue attributable to those companies, as if there were no acquisition-related write-downs of acquired deferred revenue to fair value as required by GAAP. In addition, each of these non-GAAP organic revenue growth measures excludes prior period revenue associated with divested businesses. The exclusion of the prior period revenue is to present the results of the divested businesses within the results of the combined company for the same period of time in both the prior and current periods. We believe this presentation provides a more comparable representation of our current business’ organic revenue growth and revenue run-rate. Unaudited calculations of non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis and non-GAAP recurring revenue growth for the first quarter of 2016, as well as unaudited reconciliations of those non-GAAP measures to their most directly comparable GAAP measures, are as follows:

(dollars in millions)	Three months ended March 31,
	2016	2015
GAAP revenue	$169.3	$147.0
GAAP revenue growth	15.1%
Add: Non-GAAP acquisition-related revenue (1)	1.8	12.3
Less: Revenue from divested businesses (2)	—	(0.4)
Total Non-GAAP adjustments	1.8	11.9
Non-GAAP revenue	$171.0	$158.9
Non-GAAP organic revenue growth	7.6%

Non-GAAP revenue (3)	$171.0	$158.9
Foreign currency impact on Non-GAAP organic revenue (4)	1.5	—
Non-GAAP revenue on constant currency basis (4)	$172.6	$158.9
Non-GAAP organic revenue growth on constant currency basis	8.6%

GAAP subscriptions revenue	$96.9	$72.5
GAAP maintenance revenue	37.2	38.9
GAAP recurring revenue	134.0	111.4
GAAP recurring revenue growth	20.3%
Add: Non-GAAP acquisition-related revenue (1)	1.8	11.9
Less: Revenue from divested businesses (2)	—	(0.2)
Total Non-GAAP adjustments	1.8	11.7
Non-GAAP recurring revenue	$135.8	$123.1
Non-GAAP organic recurring revenue growth	10.3%

(1)
Non-GAAP acquisition-related revenue excludes incremental acquisition-related revenue calculated in accordance with GAAP that is attributable to companies acquired in the current fiscal year. For companies acquired in the immediately preceding fiscal year, non-GAAP acquisition-related revenue reflects presentation of full-year incremental non-GAAP revenue derived from such companies, as if they were combined throughout the prior period, and it includes the non-GAAP revenue from the acquisition-related deferred revenue write-down attributable to those companies.

(2)
For businesses divested in the prior fiscal year, non-GAAP organic revenue growth excludes revenue associated with divested businesses. The exclusion of the prior period revenue is to present the results of the divested business with the results of the combined company for the same period of time in both the prior and current periods.

(3)
Non-GAAP revenue for the prior year periods presented herein may not agree to non-GAAP revenue presented in the respective prior period quarterly financial information solely due to the manner in which non-GAAP organic revenue growth is calculated.

(4)
To determine non-GAAP organic revenue growth on a constant currency basis, revenues from entities reporting in foreign currencies were translated to U.S. Dollars using the comparable prior period's quarterly weighted average foreign currency exchange rates. The primary foreign currencies creating the impact are the Canadian Dollar, EURO, British Pound and Australian Dollar.

40	First Quarter 2016 Form 10-Q

Blackbaud, Inc.

Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. In addition, our transaction revenue has historically been at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. Our revenue from payment processing services has also historically increased during the fourth quarter due to year-end giving. As a result of these and other factors, our total revenue has historically been lower in the first quarter than in the remainder of our fiscal year, with the third and fourth quarters historically achieving the highest total revenues. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals including renewals associated with customers of acquired companies, delivery of professional services and occurrence of customer events, the payment of bonuses, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations has been lowest in our first quarter, and due to the timing of customer contract renewals, many of which take place at or near the beginning of our third quarter, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. Partially offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are merit-based salary increases, which are generally effective in April each year. In addition, deferred revenues can vary on a seasonal basis for the same reasons. These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, or as a result of acquisitions, new market opportunities, new solution introductions or other factors.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	March 31, 2016	Change	December 31, 2015
Cash and cash equivalents	$12.1	(21.4)%	$15.4
Property and equipment, net	54.5	3.4%	52.7
Software development costs, net	23.0	17.3%	19.6
Total carrying value of debt	422.4	3.5%	408.1
Working capital	(143.7)	(14.1)%	(167.2)
Working capital excluding deferred revenue	78.7	24.9%	63.0
The following table presents selected financial information about our cash flows:

	Three months ended March 31,
(dollars in millions)	2016	Change	2015
Net cash provided by operating activities	$0.1	(97.6)%	$4.2
Net cash used in investing activities	(13.6)	138.6%	(5.7)
Net cash provided by financing activities	9.5	9,400.0%	0.1
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

First Quarter 2016 Form 10-Q	41

Blackbaud, Inc.

At March 31, 2016, our total cash and cash equivalents balance included approximately $5.2 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $0.1 million decreased by $4.1 million during the three months ended March 31, 2016, when compared to the same period in 2015, primarily due to a decrease in cash flow from operations associated with working capital. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital decreased $11.4 million during the three months ended March 31, 2016, when compared to the same period in 2015, primarily due to:

•	an increase in current period bonus payments as a result of an increase in amounts accrued as of December 31, 2015 for over-performance against 2015 targets;

•	an increase in tax payments on behalf of employees for surrendered shares upon vesting of equity awards;

•	the timing of vendor payments; and to a lesser extent

•	a seasonal decrease in customer billings due to the timing of customer contract renewals.
Investing cash flow
Net cash used in investing activities of $13.6 million increased by $8.0 million during the three months ended March 31, 2016, when compared to the same period in 2015. During the three months ended March 31, 2016, we had cash outlays of $7.8 million and $5.8 million for purchases of property and equipment and software development costs, respectively, which were up $5.3 million and$2.7 million, respectively, from cash spent during the same period in 2015. The increase in cash outlays for property and equipment were primarily driven by investments in our information technology infrastructure, technology platforms and infrastructure used in the delivery of our solutions to customers, fluctuations in the timing of vendor payments, various facilities upgrades at a number of our U.S. and international locations, as well as incremental property and equipment costs from prior year business acquisitions. The increase in cash outlays for software development costs was primarily driven by development activities related to the Raiser's Edge NXT, Financial Edge NXT and Luminate cloud-based solutions, development activities for other solutions and the inclusion of software development costs related to solutions historically provided by Smart Tuition.
Financing cash flow
During the three months ended March 31, 2016, we had a net increase in borrowings of $14.1 million compared to a net increase in borrowings of $5.1 million during the same period in 2015. Also during the three months ended March 31, 2016, we paid dividends of $5.7 million, which was relatively consistent with the amount paid in the comparable period of 2015.
2014 Credit Facility
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At March 31, 2016, our available borrowing capacity under the 2014 Credit Facility was $88.5 million. We believe the 2014 Credit Facility will provide us with sufficient flexibility to meet our future financial needs. The 2014 Credit Facility matures in February 2019.
At March 31, 2016, the carrying amount of our debt under the 2014 Credit Facility was $422.4 million. Our average daily borrowings during the three months ended March 31, 2016 were $408.0 million.

42	First Quarter 2016 Form 10-Q

Blackbaud, Inc.

Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of March 31, 2016
Net Leverage Ratio	≤ 3.50 to 1.00	2.77 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	16.41 to 1.00
Under the 2014 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2014 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2014 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At March 31, 2016, we were in compliance with all debt covenants under the 2014 Credit Facility.
Commitments and contingencies
As of March 31, 2016, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$424.4	$4.4	$420.0	$—	$—
Interest payments on debt(2)	1.2	0.9	0.3	—	—

Unrecorded contractual obligations:
Operating leases(3)	97.7	15.0	26.9	25.0	30.8
Interest payments on debt(4)	26.0	8.9	17.1	—	—
Purchase obligations(5)	15.5	7.7	5.7	2.1
Total contractual obligations	$564.8	$36.9	$470.0	$27.1	$30.8

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2014 Credit Facility at March 31, 2016 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2014 Revolving Facility for the purposes of determining minimum commitment amounts.

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

(5)
We utilize third-party technology in conjunction with our solutions and services, with contractual obligations varying in length from one to four years. In certain cases, these arrangements require a minimum annual purchase commitment by us.

The term loan under the 2014 Credit Facility requires periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019.
The total liability for uncertain tax positions as of March 31, 2016 and December 31, 2015, was $3.1 million and $3.0 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of March 31, 2016 and December 31, 2015.
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
In April 2016, our Board of Directors declared a second quarter dividend of $0.12 per share payable on June 15, 2016 to stockholders of record on May 27, 2016.

First Quarter 2016 Form 10-Q	43

Blackbaud, Inc.

Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Foreign Currency Exchange Rates
Approximately 10% of our total revenue for the three months ended March 31, 2016 was derived from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $0.4 million and $0.8 million as of March 31, 2016 and December 31, 2015, respectively.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in Pounds Sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the three months ended March 31, 2016, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the three months ended March 31, 2016, the fluctuation in foreign currency exchange rates reduced our total revenue and income from operations by $1.5 million and $0.8 million, respectively. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on total revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

44	First Quarter 2016 Form 10-Q

Blackbaud, Inc.

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

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of March 31, 2016, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2015 and March 31, 2016.

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

Changes in Internal Control Over Financial Reporting
No change in internal control over financial reporting occurred during the most recent fiscal quarter ended March 31, 2016 with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

First Quarter 2016 Form 10-Q	45

Blackbaud, Inc.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item IA, "Risk factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended March 31, 2016. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, January 1, 2016				$50,000
January 1, 2016 through January 31, 2016	—	$—	—	50,000
February 1, 2016 through February 29, 2016	104,970	52.72	—	50,000
March 1, 2016 through March 31, 2016	—	—	—	50,000
Total	104,970	$52.72	—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

46	First Quarter 2016 Form 10-Q

Blackbaud, Inc.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.82	Offer Letter Agreement between Blackbaud, Inc. and Brian E. Boruff	X
10.83	Employee Agreement between Blackbaud, Inc. and Brian E. Boruff	X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	XBRL Instance Document.	X
101.SCH*	XBRL Taxonomy Extension Schema Document.	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X
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

First Quarter 2016 Form 10-Q	47

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	May 4, 2016	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2016	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

48	First Quarter 2016 Form 10-Q