Form 10-Q
period 2016-06-30
BLACKBAUD INC
filed 2016-08-04
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☑	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐  NO  ☑
The number of shares of the registrant’s Common Stock outstanding as of July 25, 2016 was 47,518,682.

Second Quarter 2016 Form 10-Q	1

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

2	Second Quarter 2016 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$15,263	$15,362
Restricted cash due to customers	195,034	255,038
Accounts receivable, net of allowance of $4,386 and $4,943 at June 30, 2016 and December 31, 2015, respectively	107,749	80,046
Prepaid expenses and other current assets	53,797	48,666
Total current assets	371,843	399,112
Property and equipment, net	54,144	52,651
Software development costs, net	27,793	19,551
Goodwill	436,012	436,449
Intangible assets, net	273,445	294,672
Other assets	21,847	20,901
Total assets	$1,185,084	$1,223,336
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$27,817	$19,208
Accrued expenses and other current liabilities	44,739	57,461
Due to customers	195,034	255,038
Debt, current portion	4,375	4,375
Deferred revenue, current portion	250,449	230,216
Total current liabilities	522,414	566,298
Debt, net of current portion	398,865	403,712
Deferred tax liability	27,823	27,996
Deferred revenue, net of current portion	6,212	7,119
Other liabilities	8,102	7,623
Total liabilities	963,416	1,012,748
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 57,543,656 and 56,873,817 shares issued at June 30, 2016 and December 31, 2015, respectively	58	57
Additional paid-in capital	294,810	276,340
Treasury stock, at cost; 10,048,472 and 9,903,071 shares at June 30, 2016 and December 31, 2015, respectively	(207,898)	(199,861)
Accumulated other comprehensive loss	(1,640)	(825)
Retained earnings	136,338	134,877
Total stockholders’ equity	221,668	210,588
Total liabilities and stockholders’ equity	$1,185,084	$1,223,336

The accompanying notes are an integral part of these consolidated financial statements.

Second Quarter 2016 Form 10-Q	3

Blackbaud, Inc. Consolidated statements of comprehensive income (Unaudited)
(dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue
Subscriptions	$104,039	$80,009	$200,890	$152,522
Maintenance	37,449	38,627	74,609	77,523
Services	35,419	33,667	67,833	64,973
License fees and other	3,284	3,956	6,115	8,234
Total revenue	180,191	156,259	349,447	303,252
Cost of revenue
Cost of subscriptions	52,142	39,400	101,814	75,578
Cost of maintenance	5,685	6,969	11,008	14,471
Cost of services	24,696	25,915	49,015	52,886
Cost of license fees and other	1,020	1,146	1,622	2,307
Total cost of revenue	83,543	73,430	163,459	145,242
Gross profit	96,648	82,829	185,988	158,010
Operating expenses
Sales, marketing and customer success	39,308	29,723	74,922	58,285
Research and development	22,578	20,166	45,357	41,442
General and administrative	19,857	17,955	39,613	34,798
Amortization	708	524	1,460	1,012
Total operating expenses	82,451	68,368	161,352	135,537
Income from operations	14,197	14,461	24,636	22,473
Interest expense	(2,721)	(1,873)	(5,396)	(3,559)
Other expense, net	(65)	(1,274)	(170)	(1,561)
Income before provision for income taxes	11,411	11,314	19,070	17,353
Income tax provision	3,598	4,272	6,262	6,026
Net income	$7,813	$7,042	$12,808	$11,327
Earnings per share
Basic	$0.17	$0.15	$0.28	$0.25
Diluted	$0.17	$0.15	$0.27	$0.24
Common shares and equivalents outstanding
Basic weighted average shares	46,083,055	45,579,345	46,047,788	45,554,645
Diluted weighted average shares	46,927,626	46,402,707	46,865,218	46,289,440
Dividends per share	$0.12	$0.12	$0.24	$0.24
Other comprehensive (loss) income
Foreign currency translation adjustment	(431)	(196)	(28)	(522)
Unrealized (loss) gain on derivative instruments, net of tax	(118)	97	(787)	(372)
Total other comprehensive loss	(549)	(99)	(815)	(894)
Comprehensive income	$7,264	$6,943	$11,993	$10,433

The accompanying notes are an integral part of these consolidated financial statements.

4	Second Quarter 2016 Form 10-Q

Blackbaud, Inc. Consolidated statements of cash flows (Unaudited)
	Six months ended June 30,
(dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$12,808	$11,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,549	27,272
Provision for doubtful accounts and sales returns	2,264	2,934
Stock-based compensation expense	15,787	11,413
Excess tax benefits from exercise and vesting of stock-based compensation	(2,729)	(954)
Deferred taxes	(129)	(801)
Loss on sale of business	—	1,976
Amortization of deferred financing costs and discount	478	420
Other non-cash adjustments	(429)	289
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(30,097)	(13,355)
Prepaid expenses and other assets	(6,011)	(2,102)
Trade accounts payable	8,857	5,235
Accrued expenses and other liabilities	(18,019)	(9,882)
Restricted cash due to customers	62,038	78,718
Due to customers	(62,038)	(78,718)
Deferred revenue	19,658	13,792
Net cash provided by operating activities	37,987	47,564
Cash flows from investing activities
Purchase of property and equipment	(12,569)	(7,014)
Capitalized software development costs	(12,168)	(6,982)
Purchase of net assets of acquired companies, net of cash	530	—
Net cash used in sale of business	—	(521)
Net cash used in investing activities	(24,207)	(14,517)
Cash flows from financing activities
Proceeds from issuance of debt	120,900	70,100
Payments on debt	(126,088)	(93,388)
Proceeds from exercise of stock options	5	18
Excess tax benefits from exercise and vesting of stock-based compensation	2,729	954
Dividend payments to stockholders	(11,398)	(11,255)
Net cash used in financing activities	(13,852)	(33,571)
Effect of exchange rate on cash and cash equivalents	(27)	(984)
Net decrease in cash and cash equivalents	(99)	(1,508)
Cash and cash equivalents, beginning of period	15,362	14,735
Cash and cash equivalents, end of period	$15,263	$13,227

The accompanying notes are an integral part of these consolidated financial statements.

Second Quarter 2016 Form 10-Q	5

Blackbaud, Inc. Consolidated statements of stockholders' equity (Unaudited)
(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2014	56,048,135	$56	$245,674	$(190,440)	$(1,032)	$131,658	$185,916
Net income	—	—	—	—	—	25,649	25,649
Payment of dividends	—	—	—	—	—	(22,508)	(22,508)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	202,078	—	32	—	—	—	32
Surrender of 163,017 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(9,421)	—	—	(9,421)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	5,466	—	—	—	5,466
Stock-based compensation	—	—	25,168	—	—	78	25,246
Restricted stock grants	736,252	1	—	—	—	—	1
Restricted stock cancellations	(112,648)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	207	—	207
Balance at December 31, 2015	56,873,817	$57	$276,340	$(199,861)	$(825)	$134,877	$210,588
Net income	—	—	—	—	—	12,808	12,808
Payment of dividends	—	—	—	—	—	(11,398)	(11,398)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	225,653	—	5	—	—	—	5
Surrender of 145,401 shares upon vesting of restricted stock and restricted stock units and exercise of stock appreciation rights	—	—	—	(8,037)	—	—	(8,037)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	2,729	—	—	—	2,729
Stock-based compensation	—	—	15,736	—	—	51	15,787
Restricted stock grants	510,936	1	—	—	—	—	1
Restricted stock cancellations	(66,750)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(815)	—	(815)
Balance at June 30, 2016	57,543,656	$58	$294,810	$(207,898)	$(1,640)	$136,338	$221,668

The accompanying notes are an integral part of these consolidated financial statements.

6	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, and individual change agents—we connect and empower organizations to increase their impact through software, services, expertise, and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and relationship management, digital marketing, advocacy, accounting, payments, analytics, school management, grant management, corporate social responsibility and volunteerism. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada, Ireland and the United Kingdom. As of June 30, 2016, we had approximately 35,000 active customers.

2. Summary of Significant Accounting Policies
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, and other forms filed with the SEC from time to time.
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

Second Quarter 2016 Form 10-Q	7

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
Subscriptions
We provide software solutions to customers which are available for use in cloud-based subscription arrangements without licensing perpetual rights to the software (“cloud-based solutions”). Revenue from cloud-based solutions is recognized ratably beginning on the activation date over the term of the agreement, which generally ranges from one to three years. Any revenue related to upfront activation or set-up fees is deferred and recognized ratably over the estimated period that the customer benefits from the related cloud-based solution. Direct and incremental costs related to upfront activation or set-up activities for cloud-based solutions are capitalized until the cloud-based solution is deployed and in use, and then expensed ratably over the estimated period that the customer benefits from the related cloud-based solution.
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

8	Second Quarter 2016 Form 10-Q

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
We recognize analytic services revenue from donor prospect research engagements, the sale of lists of potential donors, benchmarking studies and data modeling service engagements upon delivery. In arrangements where we provide customers the right to updated information during the contract period, revenue is recognized ratably over the contract period.
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

Second Quarter 2016 Form 10-Q	9

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Deferred revenue
To the extent that our customers are billed for the above described solutions and services in advance of delivery, we record such amounts in deferred revenue. Generally, our subscription and maintenance customers are billed one year in advance.
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
Recently adopted accounting pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 requires for acquirers in business combinations to recognize adjustments to provisional amounts identified during measurement periods in the reporting periods in which adjusted amounts are determined. The update requires that acquirers record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, resulting from changes in provisional amounts, calculated as if the accounting had been completed at acquisition date. The update also requires separate income statement presentation or note disclosure of amounts recorded in current period earnings by line item that would have been recorded in previous reporting periods if the provisional amount adjustments had been recognized at the acquisition date (requirements to retrospectively account for those adjustments have been eliminated). The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after its effective date, with earlier application permitted for financial statements that have not been issued. We adopted ASU 2015-16 on January 1, 2016. See Note 3 to these consolidated financial statements for details of any immaterial measurement period adjustments.

10	Second Quarter 2016 Form 10-Q

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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We adopted ASU 2015-03 on January 1, 2016 and retrospectively restated "other assets" and "debt, net of current portion", which had the effect of reducing each of those respective line items in our December 31, 2015 consolidated balance sheet by approximately $0.5 million.
Recently issued accounting pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 updates the accounting for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance also updates an employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted but all of the guidance must be adopted in the same period. We expect ASU 2016-09 will impact our consolidated balance sheets, statements of comprehensive income and cash flows, and we are currently evaluating the extent of the impact that implementation of this standard will have on adoption. We are currently considering early adopting this new guidance during 2016.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016. An entity should apply ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. In July, 2015, the FASB decided to delay the effective date of the new standard for one year. The new standard now requires application no later than annual reporting periods beginning after December 15, 2017, including interim reporting periods therein; however, public entities are permitted to elect to early adopt the new standard as of the original effective date. In March 2016, the FASB finalized amendments to the guidance in the new

Second Quarter 2016 Form 10-Q	11

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

standard to clarify whether an entity is a principal or an agent in a revenue transaction. In April 2016, the FASB finalized additional amendments to the guidance in the new standard to clarify the accounting for licenses of intellectual property and identifying performance obligations. We expect the adoption of ASU 2014-09 will impact our consolidated financial statements. We are currently evaluating implementation methods and the extent of the impact that implementation of this standard and the recently issued clarifying amendments will have upon adoption.

3. Business Combinations
2015 Acquisitions
Smart Tuition
On October 2, 2015, we completed our acquisition of all of the outstanding equity, including all voting equity interests, of Smart, LLC (“Smart Tuition”). Smart Tuition is a leading provider of payment software and services for private schools and parents. The acquisition of Smart Tuition further expanded our offerings in the K-12 technology sector. We acquired Smart Tuition for $187.3 million in cash, net of closing adjustments including an adjustment of approximately $0.5 million during the three months ended March 31, 2016. We received the proceeds from these closing adjustments during the three months ended June 30, 2016. On October 2, 2015, we drew down a $186.0 million revolving credit loan under our 2014 Credit Facility (as defined in Note 8 below) to finance the acquisition of Smart Tuition. As a result of the acquisition, Smart Tuition has become a wholly-owned subsidiary of ours. We included the operating results of Smart Tuition as well as goodwill arising from the acquisition in our consolidated financial statements within the General Markets Business Unit ("GMBU") from the date of acquisition. For the three months ended June 30, 2016, Smart Tuition's total revenue and operating income included in our consolidated financial statements was $8.2 million and $0.6 million, respectively. For the six months ended June 30, 2016, Smart Tuition's total revenue and operating income included in our consolidated financial statements was $17.4 million and $1.8 million, respectively.
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
The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

(dollars in thousands)	Purchase Price Allocation
Net working capital, excluding deferred revenue	$276
Property and equipment	2,457
Deferred revenue	(6,500)
Deferred tax asset	2,637
Intangible assets	97,800
Goodwill	90,302
Total purchase price(1)	$186,972
(1) The purchase price differs from the net cash outlay of $187.3 million due to certain insignificant acquisition-related expenses included therein.

The estimated fair value of accounts receivable acquired approximates the contractual value of $2.8 million. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of Smart Tuition, all of which was assigned to our GMBU reporting segment. Approximately $86.2 million of the goodwill arising in the acquisition is deductible for income tax purposes.

12	Second Quarter 2016 Form 10-Q

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

	Three months ended June 30,	Six months ended June 30,
(dollars in thousands, except per share amounts)	2015	2015
Revenue	$164,170	$319,982
Net income	$6,084	$10,523
Basic earnings per share	$0.13	$0.23
Diluted earnings per share	$0.13	$0.23

Second Quarter 2016 Form 10-Q	13

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net income	$7,813	$7,042	$12,808	$11,327
Denominator:
Weighted average common shares	46,083,055	45,579,345	46,047,788	45,554,645
Add effect of dilutive securities:
Stock-based compensation	844,571	823,362	817,430	734,795
Weighted average common shares assuming dilution	46,927,626	46,402,707	46,865,218	46,289,440
Earnings per share:
Basic	$0.17	$0.15	$0.28	$0.25
Diluted	$0.17	$0.15	$0.27	$0.24

The following shares underlying stock-based awards were not included in diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Shares excluded from calculations of diluted earnings per share	—	12,705	44,134	10,152

14	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

5. Fair Value Measurements
Recurring fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of June 30, 2016
Financial liabilities:
Derivative instruments(1)	$—	$1,329	$—	$1,329
Total financial liabilities	$—	$1,329	$—	$1,329

Fair value as of December 31, 2015
Financial assets:
Derivative instruments(1)	$—	$406	$—	$406
Total financial assets	$—	$406	$—	$406

Fair value as of December 31, 2015
Financial liabilities:
Derivative instruments(1)	$—	$438	$—	$438
Total financial liabilities	$—	$438	$—	$438

(1)
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents, restricted cash due to customers, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at June 30, 2016 and December 31, 2015, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at June 30, 2016 and December 31, 2015, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.

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

There were no non-recurring fair value adjustments to intangible assets and goodwill during the six months ended June 30, 2016, except for certain insignificant business combination accounting adjustments to the initial fair value estimates of the Smart Tuition assets acquired and liabilities assumed at the acquisition date from updated information obtained during the measurement period. See Note 3 to these consolidated financial statements for additional details. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Second Quarter 2016 Form 10-Q	15

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

6. Goodwill and Other Intangible Assets
The change in goodwill for each reportable segment (as defined in Note 14 below) during the six months ended June 30, 2016, consisted of the following:

(dollars in thousands)	ECBU	GMBU	IBU	Total
Balance at December 31, 2015	$240,494	$190,976	$4,979	$436,449
Adjustments related to prior year business combinations(1)	—	(256)	—	(256)
Effect of foreign currency translation	—	—	(181)	(181)
Balance at June 30, 2016	$240,494	$190,720	$4,798	$436,012

(1)	See Note 3 to these consolidated financial statements for details of certain of the immaterial measurement period adjustments.
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
The following table summarizes amortization expense:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Included in cost of revenue:
Cost of subscriptions	$7,853	$5,767	$15,664	$11,539
Cost of maintenance	1,332	1,006	2,664	2,159
Cost of services	657	702	1,310	1,309
Cost of license fees and other	85	92	170	199
Total included in cost of revenue	9,927	7,567	19,808	15,206
Included in operating expenses	708	524	1,460	1,012
Total amortization of intangibles from business combinations	$10,635	$8,091	$21,268	$16,218

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of June 30, 2016:

(dollars in thousands) Years ending December 31,	Amortization expense
2016 - remaining	$20,991
2017	41,426
2018	39,788
2019	36,479
2020	27,701
Total	$166,385

16	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

7. Consolidated Financial Statement Details
Prepaid expenses and other assets

(dollars in thousands)	June 30, 2016	December 31, 2015
Deferred sales commissions	$34,027	$30,141
Prepaid software maintenance	20,670	15,308
Deferred professional services costs	2,586	3,603
Taxes, prepaid and receivable	6,398	9,121
Deferred tax asset	3,385	2,869
Prepaid royalties	1,442	1,767
Other assets	7,136	6,758
Total prepaid expenses and other assets	75,644	69,567
Less: Long-term portion	21,847	20,901
Prepaid expenses and other current assets	$53,797	$48,666
Accrued expenses and other liabilities

(dollars in thousands)	June 30, 2016	December 31, 2015
Accrued bonuses	$11,979	$24,591
Accrued commissions and salaries	8,371	8,391
Taxes payable	4,523	3,923
Deferred rent liabilities	4,108	4,070
Lease incentive obligations	4,306	4,734
Unrecognized tax benefit	3,299	3,147
Customer credit balances	4,305	3,515
Accrued vacation costs	2,256	2,446
Accrued health care costs	2,564	2,356
Other liabilities	7,130	7,911
Total accrued expenses and other liabilities	52,841	65,084
Less: Long-term portion	8,102	7,623
Accrued expenses and other current liabilities	$44,739	$57,461
Deferred revenue

(dollars in thousands)	June 30, 2016	December 31, 2015
Subscriptions	$139,177	$122,524
Maintenance	86,084	85,901
Services	29,725	28,517
License fees and other	1,675	393
Total deferred revenue	256,661	237,335
Less: Long-term portion	6,212	7,119
Deferred revenue, current portion	$250,449	$230,216

Second Quarter 2016 Form 10-Q	17

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Other expense, net

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Interest income	$118	$7	$239	$15
Loss on sale of business	—	(1,976)	—	(1,976)
Other (expense) income, net	(183)	695	(409)	400
Other expense, net	$(65)	$(1,274)	$(170)	$(1,561)

8. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Credit facility:
Revolving credit loans	$239,900	$242,900	2.19%	2.15%
Term loans	165,156	167,344	2.53%	2.51%
Total debt	405,056	410,244	2.33%	2.30%
Less: Unamortized debt discount	1,816	2,157
Less: Debt, current portion	4,375	4,375	2.14%	2.11%
Debt, net of current portion	$398,865	$403,712	2.33%	2.30%
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
In connection with our entry into the 2014 Credit Facility, we paid $2.5 million in financing costs, of which $1.1 million were capitalized and, together with a portion of the unamortized deferred financing costs from prior facilities, are being amortized into interest expense over the term of the new facility using the effective interest method. As of June 30, 2016 and December 31, 2015, deferred financing costs totaling $0.7 million and $0.9 million, respectively, were included in other assets on the consolidated balance sheet.
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
We also pay a quarterly commitment fee on the unused portion of the 2014 Revolving Facility from 0.15% to 0.225% per annum, depending on our net leverage ratio. At June 30, 2016, the commitment fee was 0.225%.

18	Second Quarter 2016 Form 10-Q

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
The 2014 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At June 30, 2016, we were in compliance with our debt covenants under the 2014 Credit Facility.
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
On October 1, 2014, we drew down a $140.0 million revolving credit loan under the 2014 Credit Facility to finance the acquisition of MicroEdge.
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
On October 2, 2015, we drew down a $186.0 million revolving credit loan under the 2014 Credit Facility to finance the acquisition of Smart Tuition.
As of June 30, 2016, the required annual maturities related to the 2014 Credit Facility were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2016 - remaining	$2,187
2017	4,375
2018	4,375
2019	394,119
2020	—
Thereafter	—
Total required maturities	$405,056

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

Second Quarter 2016 Form 10-Q	19

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

In October 2014, we entered into an additional interest rate swap agreement (the “October 2014 Swap Agreement”), which effectively converted portions of our variable rate debt under the 2014 Credit Facility to a fixed rate for the term of the swap agreement. The initial notional value of the October 2014 Swap Agreement was $75.0 million with an effective date beginning in October 2014. In September 2015, the notional value of the October 2014 Swap Agreement decreased to $50.0 million for the remaining term through June 2016. We designated the October 2014 Swap Agreement as a cash flow hedge at the inception of the contract.

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
The fair values of our derivative instruments were as follows as of:

(dollars in thousands)	Balance sheet location	June 30, 2016	December 31, 2015
Derivative instruments designated as hedging instruments:
Interest rate swap, long-term portion	Other assets	$—	$406
Total derivative instruments designated as hedging instruments		$—	$406
		June 30, 2016	December 31, 2015
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$—	$2
Interest rate swaps, long-term portion	Other liabilities	(1,329)	436
Total derivative instruments designated as hedging instruments		$(1,329)	$438
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	June 30, 2016		Three months ended June 30, 2016	Six months ended June 30, 2016
Interest rate swaps	$(1,329)	Interest expense	$(302)	$(610)

	June 30, 2015		Three months ended June 30, 2015	Six months ended June 30, 2015
Interest rate swaps	$(873)	Interest expense	$(374)	$(749)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive loss as of June 30, 2016 that is expected to be reclassified into earnings within the next twelve months is $1.0 million. There were no ineffective portions of our interest rate swap derivatives during the six months ended June 30, 2016 and 2015. See Note 13 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.

20	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

10. Commitments and Contingencies

Historical Leases

We lease our headquarters facility under a 15-year lease agreement which was entered into in October 2008, and has two five-year renewal options. The current annual base rent of the lease is $5.1 million, payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year.
We have a lease for office space in Austin, Texas which terminates on September 30, 2023, and has two five-year renewal options. Under the terms of the lease, we will increase our leased space by approximately 20,000 square feet on July 31, 2016. The current annual base rent of the lease is $2.3 million. The base rent escalates annually between 2% and 4% based on the terms of the agreement. The rent expense is recorded on a straight-line basis over the length of the lease term. At June 30, 2016, we had a standby letter of credit of $2.0 million for a security deposit for this lease.
We have provisions in our leases that entitle us to aggregate remaining leasehold improvement allowances of $3.6 million. These amounts are being recorded as a reduction to rent expense ratably over the terms of the leases. The reductions in rent expense related to these lease provisions during the three and six months ended June 30, 2016 and 2015, were insignificant. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.
We have also received, and expect to receive through 2016, quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense upon receipt and were $0.7 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and $1.6 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively.
Total rent expense was $3.5 million and $2.4 million for the three months ended June 30, 2016 and 2015, respectively, and $5.5 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively.

Lease for New Headquarters Facility

In May 2016, we entered into a lease agreement for a new headquarters facility to be built in Charleston, South Carolina ("the New Headquarters Facility"). The landlord is responsible for the design, development and construction of the New Headquarters Facility. Construction of the New Headquarters Facility will proceed in two phases. Phase One will include a building with approximately 172,000 rentable square feet, which is expected to be completed in the first quarter of 2018. The lease agreement also grants us a Phase Two option to request that the landlord construct and lease to us a second office building and related improvements. Total rent payments and leasehold improvement allowances for Phase One are estimated to be approximately $102.0 million and $12.9 million, respectively, over the life of the lease agreement, plus additional amounts for Phase Two, if applicable. The lease agreement is for a period of twenty years beginning on the date of substantial completion of construction by the landlord, which is estimated to be in the first quarter of 2018, and ending in the first quarter of 2038. The lease agreement provides for four renewal periods of five years each at a base rent equal to the then prevailing market rate for comparable buildings. We expect to receive quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina.

Second Quarter 2016 Form 10-Q	21

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

As of June 30, 2016, the future minimum lease commitments related to lease agreements, net of related lease incentives, were as follows:

Years ending December 31, (dollars in thousands)	Operating leases(1)
2016 – remaining	$6,872
2017	12,085
2018	11,369
2019	11,792
2020	11,073
Thereafter	97,994
Total minimum lease payments	$151,185

(1)
Our future minimum lease commitments related to operating leases do not include payments related to Phase Two of our New Headquarters Facility, as that option had not been exercised as of June 30, 2016.

Other commitments
As discussed in Note 8 to these consolidated financial statements, the term loans under the 2014 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019.
We utilize third-party technology in conjunction with our solutions and services, with contractual obligations varying in length from one to four years. In certain cases, such arrangements require a minimum annual purchase commitment. As of June 30, 2016, the remaining aggregate minimum purchase commitment under these arrangements was approximately $41.9 million through 2020.
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
Legal contingencies
We are subject to legal proceedings and claims that arise in the ordinary course of business. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2016, in our opinion, there was not at least a reasonable possibility that these actions arising in the ordinary course of business will have a material adverse effect upon our consolidated financial position, results of operations or cash flows and, therefore, no material loss contingencies were recorded.

22	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

11. Income Taxes
Our income tax provision and effective income tax rates including the effects of period-specific events, were:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Income tax provision	$3,598	$4,272	$6,262	$6,026
Effective income tax rate	31.5%	37.8%	32.8%	34.7%
The decreases in our effective income tax rates during the three and six months ended June 30, 2016, when compared to the same periods in 2015, were primarily due to a loss included in the 2015 periods from the sale of our Netherlands entity for which we did not record a tax benefit and the estimated benefit to our annual 2016 effective tax rate from federal and state research tax credits that were permanently enacted into law in December 2015. The decreases in our effective tax rates during the three and six months ended June 30, 2016 were partially offset by the estimated impact to our annual 2016 effective tax rate from Section 162(m) nondeductible compensation.
In addition to the events that impact our effective income tax rate during both the three and six months ended June 30, 2016, when compared to the same periods in 2015, the decrease in our effective tax rate during the six months ended June 30, 2016 was also partially offset by a discrete tax benefit included in the 2015 period from the settlement of an IRS audit.
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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.4 million and $2.3 million at June 30, 2016 and December 31, 2015, respectively. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

Second Quarter 2016 Form 10-Q	23

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

12. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Included in cost of revenue:
Cost of subscriptions	$290	$325	$571	$468
Cost of maintenance	123	85	246	246
Cost of services	360	639	828	1,236
Total included in cost of revenue	773	1,049	1,645	1,950
Included in operating expenses:
Sales, marketing and customer success	921	804	1,822	1,506
Research and development	1,559	1,186	3,094	2,164
General and administrative	4,618	3,272	9,226	5,793
Total included in operating expenses	7,098	5,262	14,142	9,463
Total stock-based compensation expense	$7,871	$6,311	$15,787	$11,413

13. Stockholders' Equity
Dividends
Our Board of Directors has adopted a dividend policy, which provides for the distribution to stockholders of a portion of cash generated by us that is in excess of operational needs and capital expenditures. The 2014 Credit Facility limits the amount of dividends payable and certain state laws restrict the amount of dividends distributed.
In February 2016, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the six months ended June 30, 2016.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 9, 2016	$0.12	February 26	March 15
April 27, 2016	$0.12	May 27	June 15
On August 1, 2016, our Board of Directors declared a third quarter dividend of $0.12 per share payable on September 15, 2016 to stockholders of record on August 26, 2016.

24	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Accumulated other comprehensive loss, beginning of period	$(1,091)	$(1,827)	$(825)	$(1,032)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive loss balance, beginning of period	$(688)	$(633)	$(19)	$(164)
Other comprehensive loss before reclassifications, net of tax effects of $195, $83, $750 and $522	(301)	(133)	(1,157)	(831)
Amounts reclassified from accumulated other comprehensive loss to interest expense	302	374	610	749
Tax benefit included in provision for income taxes	(119)	(144)	(240)	(290)
Total amounts reclassified from accumulated other comprehensive loss	183	230	370	459
Net current-period other comprehensive (loss) income	(118)	97	(787)	(372)
Accumulated other comprehensive loss balance, end of period	$(806)	$(536)	$(806)	$(536)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(403)	$(1,194)	$(806)	$(868)
Translation adjustments	(431)	(196)	(28)	(522)
Accumulated other comprehensive loss balance, end of period	(834)	(1,390)	(834)	(1,390)
Accumulated other comprehensive loss, end of period	$(1,640)	$(1,926)	$(1,640)	$(1,926)

14. Segment Information
As of June 30, 2016, our reportable segments were the General Markets Business Unit ("GMBU"), the Enterprise Customer Business Unit ("ECBU"), and the International Business Unit ("IBU"). Following is a description of each reportable segment:

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

Second Quarter 2016 Form 10-Q	25

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Summarized reportable segment financial results, were as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Revenue by segment:
GMBU	93,970	76,138	$181,922	$146,067
ECBU	75,037	69,385	146,536	136,299
IBU	11,138	10,687	20,896	20,814
Other(1)	46	49	93	72
Total revenue	$180,191	$156,259	$349,447	$303,252
Segment operating income(2):
GMBU	45,262	39,338	$87,873	$74,001
ECBU	38,721	33,750	74,487	65,954
IBU	1,065	2,091	2,061	3,392
Other(1)	18	255	48	(57)
	85,066	75,434	164,469	143,290
Less:
Corporate unallocated costs(3)	(52,363)	(46,571)	(102,778)	(93,186)
Stock-based compensation costs	(7,871)	(6,311)	(15,787)	(11,413)
Amortization expense	(10,635)	(8,091)	(21,268)	(16,218)
Interest expense	(2,721)	(1,873)	(5,396)	(3,559)
Other expense, net	(65)	(1,274)	(170)	(1,561)
Income before provision for income taxes	$11,411	$11,314	$19,070	$17,353

(1)	Other includes revenue and the related costs from the sale of solutions and services not directly attributable to a reportable segment.

(2)	Segment operating income includes direct, controllable costs related to the sale of solutions and services by the reportable segment.

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

15. Subsequent Events
On July 12, 2016, we acquired all of the outstanding equity, including all voting equity interests of Good+Geek, Inc., a Delaware corporation doing business as "Attentive.ly." Attentive.ly provides social media capabilities allowing organizations to conduct social listening, identify key influencers and drive engagement through its cloud solution. The acquisition accelerates our ability to deliver these capabilities to our customers. The results of operations of the acquired company will be included in our consolidated financial statements from the date of acquisition. Due to the timing of the transaction, the initial accounting for this acquisition, including the measurement of assets acquired, liabilities assumed and goodwill, is not complete and is pending detailed analyses of the facts and circumstances that existed as of the July 12, 2016 acquisition date. We do not expect this business combination to have a material effect on our consolidated financial position, results of operations or cash flows.

26	Second Quarter 2016 Form 10-Q

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, and individual change agents—we connect and empower organizations to increase their impact through software, services, expertise, and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and relationship management, digital marketing, advocacy, accounting, payments, analytics, school management, grant management, corporate social responsibility and volunteerism. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada, Ireland and the United Kingdom. As of June 30, 2016, we had approximately 35,000 active customers.
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
Our long-term goals include accelerating organic revenue growth, expanding our operating margins and increasing our operating cash flow. During the second quarter of 2016, we continued to execute on the following five growth strategies targeted to achieve those goals and to drive an extended period of quality enhancement, solution and service innovation, and increasing operating efficiency and financial performance:

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

During the second quarter of 2016, we further expanded certain of our pre-integrated services through the general release of SKY Reporting™, beginning with Raiser's Edge NXT. SKY Reporting provides new business intelligence and reporting tools aimed at seamlessly delivering valuable insights and productivity enhancing capabilities to customers. We also launched a Partner Beta Program for SKY API, a key component of Blackbaud SKY™, which is our new, innovative cloud technology architecture for the global philanthropic community that now powers six of our next generation solutions. SKY API will allow customers, partners, and application developers to extend functionality and integrate with our solutions. On July 12, 2016, we acquired Attentive.ly, a cloud software provider that provides social media capabilities allowing organizations to conduct social listening, identify key influencers and drive engagement through its cloud solution. The acquisition accelerates our ability to deliver these capabilities to our customers by integrating Attentive.ly technology into Blackbaud SKY.

Second Quarter 2016 Form 10-Q	27

Blackbaud, Inc.

2.	Drive Sales Effectiveness
We are making investments to increase the effectiveness of our sales organization, with a focus on enabling our expanding sales teams with the talent, processes, and tools to accelerate our revenue growth and improve effectiveness. Our customer success program separates account management from the sales organization, and is intended to drive customer loyalty and retention. In the first quarter of 2016, we launched a value added reseller ("VAR") program. During the second quarter of 2016, we continued to make investments in our sales, marketing and customer success organizations and improved our market coverage by deploying these resources into key markets like Toronto, where we recently opened a new office.

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
We completed our acquisition of Smart Tuition in October 2015. We have included the results of operations of Smart Tuition in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations when comparing the three and six months ended June 30, 2016 to the same periods in 2015. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of Smart Tuition.

Total revenue
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016(1)	2015	Change	2016(1)	2015	Change
Total revenue	$180.2	$156.3	15.3%	$349.4	$303.3	15.2%

(1)	Included in total revenue for the three and six months ended June 30, 2016 was $8.2 million and $17.4 million attributable to the inclusion of Smart Tuition.
Excluding the impact of Smart Tuition as discussed above, total revenue increased by $15.7 million and $28.7 million, respectively, during the three and six months ended June 30, 2016 when compared to the same periods in 2015. The increases in revenue were primarily driven by growth in subscriptions revenue as our business model continues to shift towards providing predominantly cloud-based subscription solutions. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments. Services revenue contributed modestly to the increases in total revenue during the three and six months ended June 30, 2016, when compared to the same periods in 2015, primarily due to increases in consulting and training revenue. Maintenance revenue as well as license fees and other revenue declined for the three and six months ended June 30, 2016 from the continued migration of our business model toward subscription-based solutions, including our NXT solutions. In the near-term, the transition to subscription-based solutions negatively impacts total revenue growth, as time-based revenue from subscription arrangements is deferred and recognized ratably over the subscription period, whereas on-premises license revenue from

28	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.

arrangements that include perpetual licenses is recognized up-front. In addition, the fluctuation in foreign currency exchange rates, primarily those between the U.S. dollar and Canadian dollar, negatively impacted our total revenue during the three and six months ended June 30, 2016 by $0.9 million and $2.4 million, respectively. Further explanation of this impact is included below under the caption "Foreign Currency Exchange Rates".

Income from operations
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016(1)	2015	Change	2016(1)	2015	Change
Income from operations	$14.2	$14.5	(2.1)%	$24.6	$22.5	9.3%

(1)	Included in income from operations for the three and six months ended June 30, 2016 was $0.6 million and $1.8 million attributable to the inclusion of Smart Tuition.
Excluding the impact of Smart Tuition as discussed above, income from operations decreased $0.9 million during the three months ended June 30, 2016 and remained relatively unchanged during the six months ended June 30, 2016 when compared to the same periods in 2015. Increases from growth in subscriptions and services revenue as discussed above, improvements in the utilization of consulting services personnel and a reduction in non-billable implementation service hours were offset by increases in stock-based compensation expense of $1.6 million and $4.4 million, respectively, amortization of intangible assets from business combinations of $2.5 million and $5.1 million, respectively, and investments we are making in our sales organization and customer success program. In addition, the fluctuation in foreign currency exchange rates, primarily those between the U.S. dollar and Canadian dollar, negatively impacted our income from operations during the three and six months ended June 30, 2016 by $0.3 million and $1.1 million, respectively. Further explanation of this impact is included below under the caption "Foreign Currency Exchange Rates".
Customer retention
Our subscription contracts are typically for a term of three years at contract inception with one year renewals thereafter. Over time, we anticipate a decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud-based subscription delivery model. We also anticipate an increase in subscription contract renewals as we continue focusing on innovation, quality and the integration of our subscription solutions which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines subscription and maintenance customer contracts provides an accurate representation of our customers' overall behavior. For the three months ended June 30, 2016, approximately 93% of our customers with recurring subscription or maintenance contracts were retained when compared to the same period in 2015.
Balance sheet and cash flow
At June 30, 2016, our cash and cash equivalents were $15.3 million and outstanding borrowings under the 2014 Credit Facility were $405.1 million. During the six months ended June 30, 2016, we generated $38.0 million in cash flow from operations, decreased our net borrowings by $5.2 million, returned $11.4 million to stockholders by way of dividends and had cash outlays of $24.7 million for purchases of property and equipment and capitalized software development costs.

Lease for New Headquarters Facility
In May 2016, we entered into a lease agreement for a New Headquarters Facility to be built in Charleston, South Carolina. For a detailed discussion of the New Headquarters Facility, see Note 10 of our consolidated financial statements in this report.

Second Quarter 2016 Form 10-Q	29

Blackbaud, Inc.

Results of Operations
Comparison of the three and six months ended June 30, 2016 and 2015
We acquired Smart Tuition on October 2, 2015. We have included the results of operations of Smart Tuition in our consolidated results of operations from the date of acquisition, which impacts the comparability of our results of operations when comparing the three and six months ended June 30, 2016 and 2015. We have noted in the discussion below, to the extent meaningful and quantifiable, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of Smart Tuition.
For the three and six months ended June 30, 2016, Smart Tuition's total revenue was $8.2 million and $17.4 million, respectively, and its income from operations was $0.6 million and $1.8 million, respectively. See Note 3 to our consolidated financial statements in this report for a summary of this acquisition.

Revenue by segment
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016(1)	2015	Change	2016(1)	2015	Change
GMBU	$94.0	$76.1	23.5%	$181.9	$146.1	24.5%
ECBU	75.0	69.4	8.1%	146.5	136.3	7.5%
IBU	11.1	10.7	3.7%	20.9	20.8	0.5%
Total revenue(2)	$180.2	$156.3	15.3%	$349.4	$303.3	15.2%

(1)	Included in GMBU revenue and total revenue for the three and six months ended June 30, 2016 was $8.2 million and $17.4 million, respectively, attributable to the inclusion of Smart Tuition.

(2)	The individual amounts for each year may not sum to total revenue due to rounding.

GMBU
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016(1)	2015	Change	2016(1)	2015	Change
GMBU revenue	$94.0	$76.1	23.5%	$181.9	$146.1	24.5%
% of total revenue	52.2%	48.7%		52.1%	48.2%

(1)	Included in GMBU revenue for the three and six months ended June 30, 2016 was $8.2 million and $17.4 million, respectively, attributable to the inclusion of Smart Tuition.

Excluding the impact of Smart Tuition as discussed above, GMBU revenue increased by $9.7 million and $18.4 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015. The increases in GMBU revenue were primarily attributable to growth in subscriptions revenue and, to a lesser extent, services revenue. The growth in subscriptions revenue was primarily due to increases in demand across our portfolio of cloud-based solutions. GMBU subscriptions revenue also benefited from increases in the number of customers and the volume of transactions for which we process payments. GMBU services revenue increased during the three and six months ended June 30, 2016 when compared to the same periods in 2015 due to increases in consulting and training services related to our cloud-based solutions. The growth in subscriptions and services revenue was partially offset by declines in maintenance revenue and license fee and other revenue from the continued migration of our business to subscription-based solutions.

30	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.

ECBU
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
ECBU revenue	$75.0	$69.4	8.1%	$146.5	$136.3	7.5%
% of total revenue	41.6%	44.4%		41.9%	44.9%

The increases in ECBU revenue during the three and six months ended June 30, 2016, when compared to the same periods in 2015, was primarily attributable to growth in subscriptions revenue, partially offset by decreases in consulting services revenue, maintenance revenue and revenue from license fees. The growth in subscriptions resulted primarily from increases in demand for our cloud-based solutions including Gifts Online, Luminate Online and our NXT solutions, as well as an increase in the number of customers and the volume of transactions for which we process payments. As discussed above, consulting services, maintenance revenue and license fees revenue decreased as a result of the continuing shift in our go-to-market strategy towards cloud-based solutions, which in general, require less implementation services.

IBU
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
IBU revenue	$11.1	$10.7	3.7%	$20.9	$20.8	0.5%
% of total revenue	6.2%	6.8%		6.0%	6.9%

The increase in IBU revenue during the three months ended June 30, 2016, when compared to the same period in 2015, was primarily related to an increase in subscriptions revenue and, to a lesser extent, license fees revenue. The increase in IBU subscriptions revenue during the three months ended June 30, 2016 was primarily due to an increase in demand for our Raiser's Edge NXT solution as well as an increase in the volume of transactions for which we process payments. The increase in license fees revenue was related to sales of our Blackbaud Enterprise CRM solution, which can vary from period to period. The growth in IBU subscriptions and license fees revenue was partially offset by reductions in consulting services revenue and maintenance revenue. In the near term, we expect a continued reduction in IBU revenue related to on-premises Raiser's Edge license fees, consulting services and maintenance as our customers transition to our Raiser's Edge NXT solution.

IBU revenue remained relatively unchanged during the six months ended June 30, 2016, when compared to the same period in 2015, as growth in subscription revenue and, to a lesser extent, license fees revenue was offset by reductions in consulting services and maintenance revenue.

Second Quarter 2016 Form 10-Q	31

Blackbaud, Inc.

Operating results

Subscriptions
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016(1)	2015	Change	2016(2)	2015	Change
Subscriptions revenue	$104.0	$80.0	30.0%	$200.9	$152.5	31.7%
Cost of subscriptions	52.1	39.4	32.2%	101.8	75.6	34.7%
Subscriptions gross profit	$51.9	$40.6	27.8%	$99.1	$76.9	28.9%
Subscriptions gross margin	49.9%	50.8%		49.3%	50.4%

(1)	Included in subscriptions revenue and cost of subscriptions for the three months ended June 30, 2016 was $8.1 million and $5.0 million, respectively, attributable to the inclusion of Smart Tuition.

(2)	Included in subscriptions revenue and cost of subscriptions for the six months ended June 30, 2016 was $17.1 million and $9.9 million, respectively, attributable to the inclusion of Smart Tuition.

Subscriptions revenue is comprised of revenue from charging for the use of our subscription-based software solutions, which includes providing access to cloud-based solutions and hosting services, access to certain data services and our online subscription training offerings, revenue from payment processing services as well as variable transaction revenue associated with the use of our solutions.

We continue to experience growth in sales of our cloud-based solutions and hosting services as we meet the demand of our customers that increasingly prefer cloud-based subscription offerings, including existing customers that are migrating from on-premises solutions to our cloud-based solutions. In addition, we have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing solution portfolio and the sale of these services to new and existing customers. Recurring subscriptions contracts are typically for a term of three years at contract inception with one year annual renewals thereafter. We intend to continue focusing on innovation, quality and integration of our subscription solutions which we believe will drive subscriptions revenue growth. We are also investing in our customer success organization to drive customer loyalty, retention, and referrals.
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

Excluding the incremental subscriptions revenue from Smart Tuition as discussed above, subscriptions revenue increased by $15.9 million and $31.3 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015. The increases were primarily due to strong demand across our cloud-based solution portfolio, including our NXT solution line, our suite of K-12 solutions, Luminate Online and Gifts Online. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments.
The increases in cost of subscriptions during the three and six months ended June 30, 2016, when compared to the same periods in 2015, were relatively consistent with the increases in revenue. The increases in cost of subscriptions were primarily due increases in transaction-based costs related to our payments services and those of Smart Tuition of $4.9 million and $9.5 million, respectively, increases in amortization of intangible assets from business combinations of $2.1 million and $4.1 million, respectively, increases in third-party contractor expenses of $1.8 million and $3.3 million, respectively, increases in the cost of third-party technology embedded in certain of our subscription solutions of $1.1 million and $2.3 million, respectively, and increases in amortization of software development costs of $1.1 million and $2.2 million, respectively. The increases in amortization of intangible assets from business combinations were primarily due the incremental amortization of intangible assets arising from the acquisition of Smart Tuition. The increases in third-party contract costs and amortization of software development costs were from investments made on innovation, quality and the integration of our cloud-based solutions.
The decreases in subscriptions gross margin for the three and six months ended June 30, 2016, when compared to the same periods in 2015, were primarily the result of a shift in the mix of subscriptions revenue generated from our payment processing services and those of Smart Tuition, both of which have historically yielded lower gross margins than our cloud-

32	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.

based solutions. Also contributing to the decrease in subscriptions gross margin was incremental amortization of intangible assets arising from the Smart Tuition acquisition and incremental amortization of software development costs from the investments discussed above.

Maintenance
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
Maintenance revenue	$37.4	$38.6	(3.1)%	$74.6	$77.5	(3.7)%
Cost of maintenance	5.7	7.0	(18.6)%	11.0	14.5	(24.1)%
Maintenance gross profit	$31.7	$31.6	0.3%	$63.6	$63.0	1.0%
Maintenance gross margin	84.8%	82.0%		85.2%	81.3%
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
The decreases in maintenance revenue during the three and six months ended June 30, 2016 when compared to the same periods in 2015, were primarily related to a reduction in maintenance contracts associated with on-premises Raiser's Edge and Financial Edge solutions as customers migrated to our cloud-based NXT solutions, partially offset by increases in maintenance contracts associated with Blackbaud Enterprise CRM.
The decrease during the three months ended June 30, 2016 was primarily comprised of (i) $4.9 million of reductions in maintenance from contracts that were migrated to a cloud-based subscription or not renewed and reductions in contracts with existing customers; partially offset by (ii) $3.3 million of incremental maintenance from new customers associated with new license contracts and increases in contracts with existing customers; and (iii) $0.4 million of incremental maintenance from contractual inflationary rate adjustments.
The decrease during the six months ended June 30, 2016 was primarily comprised of (i) $9.6 million of reductions in maintenance from contracts that were migrated to a cloud-based subscription or not renewed and reductions in contracts with existing customers; partially offset by (ii) $5.9 million of incremental maintenance from new customers associated with new license contracts and increases in contracts with existing customers; and (iii) $0.8 million of incremental maintenance from contractual inflationary rate adjustments.
Cost of maintenance decreased during the three and six months ended June 30, 2016, when compared to the same periods in 2015, primarily as a result of decreases in compensation costs of $1.3 million and $3.6 million, respectively, from a shift in support headcount from maintenance towards sales, marketing and customer success expense and a shift in the volume of customer support requests from maintenance towards subscriptions. Also contributing to the decreases in compensation costs were improvements in the efficiency of our customer support center.
Maintenance gross margins increased during the three and six months ended June 30, 2016 when compared to the same periods in 2015, primarily due to the shifts in compensation costs from maintenance as discussed above, as well as the improvements in the efficiency of our customer support center.

Second Quarter 2016 Form 10-Q	33

Blackbaud, Inc.

Services
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016(1)	2015	Change	2016(1)	2015	Change
Services revenue	$35.4	$33.7	5.0%	$67.8	$65.0	4.3%
Cost of services	24.7	25.9	(4.6)%	49.0	52.9	(7.4)%
Services gross profit	$10.7	$7.8	37.2%	$18.8	$12.1	55.4%
Services gross margin	30.3%	23.0%		27.7%	18.6%

(1)	Included in services revenue and cost of services for the three and six months ended June 30, 2016 were insignificant amounts attributable to the inclusion of Smart Tuition.
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
Services revenue increased during the three and six months ended June 30, 2016, when compared to the same periods in 2015, primarily due to improvements in the utilization of consulting services personnel, a reduction in non-billable implementation service hours as well as an increase in training revenue related to our cloud-based solutions.
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
The decreases in cost of services during the three and six months ended June 30, 2016, when compared to the same periods in 2015, were primarily due to decreases in compensation costs of $1.1 million and $3.1 million, respectively, related to a reduction in consulting services headcount from utilization improvements and a reduction in non-billable implementation service hours for our Blackbaud Enterprise CRM solution.
Services gross margin increased during the three and six months ended June 30, 2016, when compared to the same periods in 2015, primarily due to increased consulting and training revenue coupled with improvements in the utilization of consulting services personnel and a reduction in non-billable implementation hours.

34	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.

License fees and other
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
License fees and other revenue	$3.3	$4.0	(17.5)%	$6.1	$8.2	(25.6)%
Cost of license fees and other	1.0	1.1	(9.1)%	1.6	2.3	(30.4)%
License fees and other gross profit	$2.3	$2.9	(20.7)%	$4.5	$5.9	(23.7)%
License fees and other gross margin	68.9%	71.0%		73.5%	72.0%
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
Revenue from license fees and other decreased during the three and six months ended June 30, 2016, when compared to the same periods in 2015, primarily as a result of the ongoing transition of our solution portfolio away from a perpetual license-based model toward a cloud-based subscription delivery model. In addition, our perpetual license transactions for Blackbaud Enterprise CRM can be of substantial value, which can result in period-to-period variations in revenue since the license fee revenue associated with these arrangements is generally recognized up front when the arrangements are entered into.
The decrease in cost of license fees and other during the three and six months ended June 30, 2016, when compared to the same periods in 2015, was primarily due to less reimbursable expenses relating to the performance of services at customer locations.
License fees and other gross margin decreased during the three months ended June 30, 2016, when compared to the same period in 2015, primarily due to less license fees revenue from the continuing shift in our business model toward cloud-based subscriptions relative to the modest reduction in reimbursable expenses which carry no margin.
License fees and other gross margin increased during the six months ended June 30, 2016, when compared to the same period in 2015, primarily due to the less reimbursable expenses which carry no margin relative to the reduction in license fees revenue.

Second Quarter 2016 Form 10-Q	35

Blackbaud, Inc.

Operating expenses

Sales, marketing, and customer success
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
Sales, marketing and customer success expense	$39.3	$29.7	32.3%	$74.9	$58.3	28.5%
% of total revenue	21.8%	19.0%		21.4%	19.2%

Sales, marketing, and customer success expense includes compensation costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.

We continue to make investments to drive sale effectiveness, which is a component of our five-point growth strategy to accelerate revenue growth. The increases in sales, marketing, and customer success expense in dollars and as a percentage of total revenue during the three and six months ended June 30, 2016, when compared to the same periods in 2015, was primarily due to increases in compensation costs of $5.9 million and $10.0 million, respectively, and commissions expense of $1.7 million and $3.5 million, respectively. Compensation costs increased primarily due to incremental headcount to support the increase in direct sales, marketing, and customer success efforts of our growing operations. The expansion of our customer success program is targeted to ensure our customers are fully realizing the value of our solutions, which we believe will drive customer loyalty and retention and will also result in increased customer referrals. The increases in commission expense were primarily driven by increases in commissionable revenue during the three and six months ended June 30, 2016, when compared to the same periods in 2015. The inclusion of Smart Tuition also contributed to the increases in compensation costs and commissions expense.

Research and development
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
Research and development expense	$22.6	$20.2	11.9%	$45.4	$41.4	9.7%
% of total revenue	12.5%	12.9%		13.0%	13.7%

Research and development expense includes compensation costs, third-party contractor expenses, software development tools and other expenses related to developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.

We continue to make investments to deliver integrated and open solutions in the cloud, which is a component of our five-point growth strategy to accelerate revenue growth. The increases in research and development expense during the three and six months ended June 30, 2016, when compared to the same periods in 2015, were primarily due to increases in compensation costs of $3.4 million and $6.2 million, respectively. We have added engineering headcount to drive our solution development efforts, and the inclusion of Smart Tuition added to the increases in compensation costs. Also contributing to the increases in research and development expense during the three and six months ended June 30, 2016 were an increases in third-party contractor expenses of $0.9 million and $1.8 million, respectively, to assist in our solution development efforts. Partially offsetting these increases during the three and six months ended June 30, 2016 were increases of $2.5 million and $5.0 million in the amount of software development costs that were capitalized. The increases in amounts capitalized were a result of incurring more qualifying costs associated with development activities that are required to be capitalized under the internal-use software guidance such as those related to development of our next generation NXT and Luminate cloud-based solutions, as well as development costs associated with the solutions of acquired companies. We expect that the increases in the amount of software development costs capitalized will continue in the near-term as we make investments on innovation, quality and the integration of our solutions which we believe will drive revenue growth. Capitalized software development costs associated with our cloud-based solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life.

36	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.

Research and development expense decreased as a percentage of total revenue during the three and six months ended June 30, 2016, when compared to the same periods in 2015, primarily due to the increase in the amount of software development costs capitalized as discussed above.

General and administrative
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
General and administrative expense	$19.9	$18.0	10.6%	$39.6	$34.8	13.8%
% of total revenue	11.0%	11.5%		11.3%	11.5%

General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.

The increase in general and administrative expense during the three and six months ended June 30, 2016, when compared to the same periods in 2015, was primarily due to an increase in compensation costs of $1.4 million and $4.1 million, respectively. Compensation costs increased primarily due to increases in stock-based compensation expense, employee benefit costs and salaries for the resources needed to support the growth of our business. The increase in stock-based compensation expense was primarily driven by an increase in the grant date fair value of our annual equity awards granted during the three and six months ended June 30, 2016 when compared to the grant date fair value of our annual equity awards granted during the same periods in 2015. The inclusion of Smart Tuition also contributed to the growth in general and administrative expense during the three and six months ended June 30, 2016.

General and administrative expense as a percentage of total revenue remained relatively unchanged during the three and six months ended June 30, 2016, when compared to the same period in 2015.

Interest expense
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
Interest expense	$2.7	$1.9	42.1%	$5.4	$3.6	50.0%
% of total revenue	1.5%	1.2%		1.5%	1.2%
Interest expense increased during the three and six months ended June 30, 2016, when compared to the same periods in 2015, primarily due to an increase in our average daily borrowings related to our acquisition of Smart Tuition in October 2015.

Second Quarter 2016 Form 10-Q	37

Blackbaud, Inc.

Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	June 30, 2016	Change	December 31, 2015
Subscriptions	Over the period billed in advance, generally one year	$139.2	13.6%	$122.5
Maintenance	Over the period billed in advance, generally one year	86.1	0.2%	85.9
Services	As services are delivered	29.7	4.2%	28.5
License fees and other	Upon delivery of the solution or service	1.7	325.0%	0.4
Total deferred revenue(1)		256.7	8.2%	237.3
Less: Long-term portion		6.2	(12.7)%	7.1
Current portion(1)		$250.4	8.8%	$230.2

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. We generally invoice our maintenance and subscription customers in annual cycles 30 days prior to the end of the contract term. Deferred revenue from subscriptions increased during the six months ended June 30, 2016 primarily due to an increase in subscription sales as well as a seasonal increase subscription contract renewals. Historically, due to the timing of client budget cycles, we have an increase in customer contract renewals in our second quarter as compared to our fourth quarter. The increase in deferred revenue from services during the six months ended June 30, 2016 was the result of an increase in training services billings. The increase in deferred revenue from license fees and other during the six months ended June 30, 2016 was primarily due to a seasonal increase in advance registration billings associated with our K-12 and bbcon user conferences, which occur each year in July and October, respectively. Deferred revenue from maintenance remained relatively unchanged during the six months ended June 30, 2016.
We have acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, we recorded write-downs of deferred revenue from customer arrangements predating the acquisition to fair value, which resulted in lower recorded deferred revenue as of the acquisition date than the actual amounts paid in advance for solutions and services under those customer arrangements. Therefore, our deferred revenue after an acquisition will not reflect the full amount of deferred revenue that would have been reported if the acquired deferred revenue was not written down to fair value. The impact of acquisition-related deferred revenue write-downs largely impacted deferred revenue from subscriptions as of June 30, 2016 and December 31, 2015. Further explanation of this impact is included below under the caption "Non-GAAP financial measures".

Income tax provision
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016	2015		2016	2015	Change
Income tax provision	$3.6	$4.3	(16.3)%	$6.3	$6.0	5.0%
Effective income tax rate	31.5%	37.8%		32.8%	34.7%
The decreases in our effective income tax rate during the three and six months ended June 30, 2016, when compared to the same periods in 2015, was primarily due to a loss included in the 2015 periods from the sale of our Netherlands entity for which we did not record a tax benefit and the estimated benefit to our annual 2016 effective tax rate from federal and state research tax credits that were permanently enacted into law in December 2015. The decreases in our effective tax rates during the three and six months ended June 30, 2016 were partially offset by the estimated impact to our annual 2016 effective tax rate from Section 162(m) nondeductible compensation.
In addition to the events that impact our effective income tax rate during both the three and six months ended June 30, 2016, when compared to the same periods in 2015, the decrease in our effective tax rate during the six months ended June 30, 2016 was also partially offset by a discrete tax benefit included in the 2015 period from the settlement of an IRS audit.

38	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.

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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.4 million and $2.3 million at June 30, 2016 and December 31, 2015, respectively. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
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

Second Quarter 2016 Form 10-Q	39

Blackbaud, Inc.

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
GAAP Revenue	$180.2	$156.3	15.3%	$349.4	$303.3	15.2%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	1.9	2.5	(24.0)%	3.6	6.0	(40.0)%
Non-GAAP revenue(1)	$182.0	$158.7	14.7%	$353.1	$309.3	14.2%

GAAP gross profit	$96.6	$82.8	16.7%	$186.0	$158.0	17.7%
GAAP gross margin	53.6%	53.0%		53.2%	52.1%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	1.9	2.5	(24.0)%	3.6	6.0	(40.0)%
Add: Stock-based compensation expense	0.8	1.0	(20.0)%	1.6	2.0	(20.0)%
Add: Amortization of intangibles from business combinations	9.9	7.6	30.3%	19.8	15.2	30.3%
Add: Employee severance	0.1	0.3	(66.7)%	0.1	0.9	(88.9)%
Subtotal(1)	12.6	11.4	10.5%	25.2	24.1	4.6%
Non-GAAP gross profit(1)	$109.3	$94.3	15.9%	$211.2	$182.1	16.0%
Non-GAAP gross margin	60.0%	59.4%		59.8%	58.9%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

	Three months ended June 30,			Six months ended June 30,
(dollars in millions, except per share amounts)	2016	2015	Change	2016	2015	Change
GAAP income from operations	$14.2	$14.5	(2.1)%	$24.6	$22.5	9.3%
GAAP operating margin	7.9%	9.3%		7.0%	7.4%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	1.9	2.5	(24.0)%	3.6	6.0	(40.0)%
Add: Stock-based compensation expense	7.9	6.3	25.4%	15.8	11.4	38.6%
Add: Amortization of intangibles from business combinations	10.6	8.1	30.9%	21.3	16.2	31.5%
Add: Employee severance	0.1	0.4	(75.0)%	0.4	1.6	(75.0)%
Add: Acquisition-related integration costs	0.1	0.2	(50.0)%	0.5	0.7	(28.6)%
Add: Acquisition-related expenses	—	0.7	(100.0)%	0.1	0.8	(87.5)%
Subtotal(1)	20.6	18.2	13.2%	41.7	36.7	13.6%
Non-GAAP income from operations(1)	$34.8	$32.7	6.4%	$66.3	$59.2	12.0%
Non-GAAP operating margin	19.1%	20.6%		18.8%	19.1%

GAAP net income	$7.8	$7.0	11.4%	$12.8	$11.3	13.3%
Shares used in computing GAAP diluted earnings per share	46,927,626	46,402,707	1.1%	46,865,218	46,289,440	1.2%
GAAP diluted earnings per share	$0.17	$0.15	13.3%	$0.27	$0.24	12.5%
Non-GAAP adjustments:
Add: Total Non-GAAP adjustments affecting loss from operations	20.6	18.2	13.2%	41.7	36.7	13.6%
Add: Loss on sale of business	—	2.0	(100.0)%	—	2.0	(100.0)%
Less: Tax impact related to Non-GAAP adjustments	(6.6)	(8.0)	(17.5)%	(13.2)	(15.8)	(16.5)%
Non-GAAP net income(1)	$21.8	$19.2	13.5%	$41.3	$34.2	20.8%

Shares used in computing Non-GAAP diluted earnings per share	46,927,626	46,402,707	1.1%	46,865,218	46,289,440	1.2%
Non-GAAP diluted earnings per share	$0.46	$0.41	12.2%	$0.88	$0.74	18.9%

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.

40	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.

The increases in non-GAAP income from operations during the three and six months ended June 30, 2016, when compared to the same periods in 2015, were primarily due to growth in subscriptions revenue, improvements in the utilization of consulting services personnel and a reduction in non-billable implementation service hours, partially offset by increases in transaction-based costs related to our payments services and compensation costs. The inclusion of Smart Tuition contributed to the increase in subscriptions revenue as well as the increases in costs related to our payment services and compensation costs. The decreases in non-GAAP operating margins during the three and six months ended June 30, 2016, when compared to the same periods in 2015, were primarily due to investments we are making in our sales organization and customer success program, as discussed above.

Historically, for the purposes of determining non-GAAP net income, we have utilized a non-GAAP tax rate of 39.0% in our calculation of the tax impact related to non-GAAP adjustments. Beginning in 2016, we now apply a non-GAAP effective tax rate of 32.0% in our calculation of the tax impact on non-GAAP adjustments, which affects the tax impact related to non-GAAP adjustments, non-GAAP net income and non-GAAP diluted earnings per share measures. As announced at our 2015 Investor Day, we previously communicated that we would be adjusting this rate to 36.0% to better reflect our periodic effective tax rate calculated in accordance with GAAP and our then current expectations related to tax rate impacting legislation such as the domestic production activities deduction and certain credits which are recurring in nature. Subsequent to that Investor Day communication, the business research and development tax credit was permanently extended. The non-GAAP effective tax rate utilized will be reviewed annually to determine whether it remains appropriate in consideration of our financial results including our periodic effective tax rate calculated in accordance with GAAP, our operating environment and related tax legislation in effect and other factors deemed necessary. For the three and six months ended June 30, 2015, the tax impact related to non-GAAP adjustments, non-GAAP net income and non-GAAP diluted earnings per share are calculated under our historical non-GAAP effective tax rate of 39.0%.
Non-GAAP organic revenue growth

In addition, we discuss non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis and non-GAAP organic recurring revenue growth, which we believe provides useful information for evaluating the periodic growth of our business on a consistent basis. Each of these measures of non-GAAP organic revenue growth excludes incremental acquisition-related revenue attributable to companies acquired in the current fiscal year. For companies acquired in the immediately preceding fiscal year, each of these non-GAAP organic revenue growth measures reflects presentation of full year incremental non-GAAP revenue derived from such companies as if they were combined throughout the prior period, and it includes the non-GAAP revenue attributable to those companies, as if there were no acquisition-related write-downs of acquired deferred revenue to fair value as required by GAAP. In addition, each of these non-GAAP organic revenue growth measures excludes prior period revenue associated with divested businesses. The exclusion of the prior period revenue is to present the results of the divested businesses within the results of the combined company for the same period of time in both the prior and current periods. We believe this presentation provides a more comparable representation of our current business’ organic revenue growth and revenue run-rate. Unaudited calculations of non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis and non-GAAP recurring revenue growth for the three and six months ended June 30, 2016, as well as unaudited reconciliations of those non-GAAP measures to their most directly comparable GAAP measures, are as follows:

Second Quarter 2016 Form 10-Q	41

Blackbaud, Inc.

(dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
GAAP revenue	$180.2	$156.3	$349.4	$303.3
GAAP revenue growth	15.3%		15.2%
Add: Non-GAAP acquisition-related revenue (1)	1.9	10.4	3.6	22.7
Less: Revenue from divested businesses (2)	—	(0.2)	—	(0.6)
Total Non-GAAP adjustments	1.9	10.2	3.6	22.2
Non-GAAP revenue	$182.0	$166.5	$353.1	$325.4
Non-GAAP organic revenue growth	9.4%		8.5%

Non-GAAP revenue (3)	$182.0	$166.5	$353.1	$325.4
Foreign currency impact on Non-GAAP organic revenue (4)	0.9	—	2.4	—
Non-GAAP revenue on constant currency basis (4)	$182.9	$166.5	$355.5	$325.4
Non-GAAP organic revenue growth on constant currency basis	9.9%		9.2%

GAAP subscriptions revenue	$104.0	$80.0	$200.9	$152.5
GAAP maintenance revenue	$37.4	$38.6	74.6	77.5
GAAP recurring revenue	$141.5	$118.6	275.5	230.0
GAAP recurring revenue growth	19.3%		19.8%
Add: Non-GAAP acquisition-related revenue (1)	1.8	10.0	3.6	21.9
Less: Revenue from divested businesses (2)	—	(0.1)	—	(0.4)
Total Non-GAAP adjustments	1.8	9.9	3.6	21.6
Non-GAAP recurring revenue	$143.3	$128.5	$279.1	$251.6
Non-GAAP organic recurring revenue growth	11.5%		10.9%

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

42	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.

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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	June 30, 2016	Change	December 31, 2015
Cash and cash equivalents	$15.3	(0.6)%	$15.4
Property and equipment, net	54.1	2.7%	52.7
Software development costs, net	27.8	41.8%	19.6
Total carrying value of debt	403.2	(1.2)%	408.1
Working capital	(150.6)	9.9%	(167.2)
Working capital excluding deferred revenue	99.9	58.6%	63.0
The following table presents selected financial information about our cash flows:

	Six months ended June 30,
(dollars in millions)	2016	Change	2015
Net cash provided by operating activities	$38.0	(20.2)%	$47.6
Net cash used in investing activities	(24.2)	66.9%	(14.5)
Net cash used in financing activities	(13.9)	(58.6)%	(33.6)
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
At June 30, 2016, our total cash and cash equivalents balance included approximately $7.5 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $38.0 million decreased by $9.6 million during the six months ended June 30, 2016, when compared to the same period in 2015, primarily due to a decrease in cash flow from operations associated with working capital. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working

Second Quarter 2016 Form 10-Q	43

Blackbaud, Inc.

capital decreased $19.3 million during the six months ended June 30, 2016, when compared to the same period in 2015, primarily due to:

•	an increase in tax payments made on behalf of employees for surrendered shares upon vesting or exercise of equity awards;

•
an increase in current period bonus payments as a result of an increase in amounts accrued as of December 31, 2015 for over-performance against 2015 targets as well as a change in the timing of certain bonus payment in 2016 from an semi-annual to a quarterly frequency; and

•
an increase in accounts receivable related to a seasonal increase in customer contract renewals including renewals associated with customers of acquired companies, many of which take place at or near the beginning of our third quarter; partially offset by

•	fluctuations in the timing of vendor payments.
Investing cash flow
Net cash used in investing activities of $24.2 million increased by $9.7 million during the six months ended June 30, 2016, when compared to the same period in 2015. During the six months ended June 30, 2016, we had cash outlays of $12.6 million and $12.2 million for purchases of property and equipment and software development costs, respectively, which were up $5.6 million and $5.2 million, respectively, from cash spent during the same period in 2015. The increase in cash outlays for property and equipment were primarily driven by investments in our information technology infrastructure, technology platforms and infrastructure used in the delivery of our solutions to customers, fluctuations in the timing of vendor payments, various facilities upgrades at a number of our U.S. and international locations, as well as incremental property and equipment costs from prior year business acquisitions. The increase in cash outlays for software development costs was primarily driven by development activities related to our next generation NXT and Luminate cloud-based solutions, development activities for other solutions and the inclusion of software development costs related to solutions historically provided by Smart Tuition. These increases were partially offset by an insignificant cash inflow from a post-closing working capital adjustment associated with the prior year acquisition of Smart Tuition.
Financing cash flow
During the six months ended June 30, 2016, we had a net decrease in borrowings of $5.2 million compared to a net decrease in borrowings of $23.3 million during the same period in 2015. Also during the six months ended June 30, 2016, we paid dividends of $11.4 million, which was relatively consistent with the amount paid in the comparable period of 2015.
2014 Credit Facility
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At June 30, 2016, our available borrowing capacity under the 2014 Credit Facility was $106.7 million. We believe the 2014 Credit Facility will provide us with sufficient flexibility to meet our future financial needs. The 2014 Credit Facility matures in February 2019.
At June 30, 2016, the carrying amount of our debt under the 2014 Credit Facility was $403.2 million. Our average daily borrowings during the three and six months ended June 30, 2016 were $416.7 million and $412.4 million, respectively.
Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of June 30, 2016
Net Leverage Ratio	≤ 3.50 to 1.00	2.61 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	15.50 to 1.00
Under the 2014 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2014 Credit Facility, and (ii) our pro forma net leverage

44	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.

ratio, as set forth in the 2014 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At June 30, 2016, we were in compliance with all debt covenants under the 2014 Credit Facility.
Commitments and contingencies
As of June 30, 2016, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$405.1	$4.4	$400.7	$—	$—
Interest payments on debt(2)	1.3	1.0	0.3	—	—

Unrecorded contractual obligations:
Operating leases(3)	169.5	14.7	26.3	24.2	104.3
Interest payments on debt(4)	22.7	8.5	14.2	—	—
Purchase obligations(5)	41.9	17.1	22.7	2.1	—
Total contractual obligations	$640.5	$45.7	$464.2	$26.3	$104.3

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2014 Credit Facility at June 30, 2016 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2014 Revolving Facility for the purposes of determining minimum commitment amounts.

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
The total liability for uncertain tax positions as of June 30, 2016 and December 31, 2015, was $3.1 million and $3.0 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of June 30, 2016 and December 31, 2015.
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
On August 1, 2016, our Board of Directors declared a third quarter dividend of $0.12 per share payable on September 15, 2016 to stockholders of record on August 26, 2016.

Lease for New Headquarters Facility
In May 2016, we entered into a lease agreement for a New Headquarters Facility to be built in Charleston, South Carolina. For a detailed discussion of the New Headquarters Facility, see Note 10 of our consolidated financial statements in this report.

Second Quarter 2016 Form 10-Q	45

Blackbaud, Inc.

Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Foreign Currency Exchange Rates
Approximately 10% of our total revenue for the six months ended June 30, 2016 was generated from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $0.8 million and $0.8 million as of June 30, 2016 and December 31, 2015, respectively.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in Pounds Sterling, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the six months ended June 30, 2016, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the six months ended June 30, 2016, the fluctuation in foreign currency exchange rates reduced our total revenue and income from operations by $2.4 million and $1.1 million, respectively. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on total revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2016 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

46	Second Quarter 2016 Form 10-Q

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

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of June 30, 2016, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2015 and June 30, 2016.

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

Changes in Internal Control Over Financial Reporting
No change in internal control over financial reporting occurred during the most recent fiscal quarter ended June 30, 2016 with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Second Quarter 2016 Form 10-Q	47

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended June 30, 2016. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, April 1, 2016				$50,000
April 1, 2016 through April 30, 2016	1,202	$60.21	—	50,000
May 1, 2016 through May 31, 2016	33,718	61.53	—	50,000
June 1, 2016 through June 30, 2016	5,837	64.12	—	50,000
Total	40,757	$61.86	—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

48	Second Quarter 2016 Form 10-Q

Blackbaud, Inc.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.84	Lease Agreement dated May 16, 2016 between Blackbaud, Inc. and HPBB1, LLC	X
10.85	Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan		DEF 14A	Appendix C	4/26/2016
10.86	Form of Retention Agreement dated April 19, 2016 between Blackbaud, Inc. and Brian E. Boruff		10-Q	10.37	11/10/2008
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	XBRL Instance Document.	X
101.SCH*	XBRL Taxonomy Extension Schema Document.	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X
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

Second Quarter 2016 Form 10-Q	49

Blackbaud, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	August 4, 2016	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2016	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

50	Second Quarter 2016 Form 10-Q