Form 10-K
period 2016-12-31
BLACKBAUD INC
filed 2017-02-22
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2016
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2016 (based on the closing sale price of $67.90 on that date) was approximately $3,142,932,861. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 6, 2017 was 47,532,014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders currently scheduled to be held June 13, 2017 are incorporated by reference into Part III hereof. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2016.

2016 Form 10-K	1

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

2	2016 Form 10-K

Blackbaud, Inc.

PART I.
ITEM 1. BUSINESS
Description of Business
We are the world’s leading cloud software company powering social good. We combine software, services, data intelligence and expertise to help nonprofits, foundations, education institutions, corporations and individual change agents advance their missions. Blackbaud brings more than three decades of software and services leadership to the sector, offering a full spectrum of cloud and on-premise solutions, as well as a resource network that empowers and connects organizations of all sizes. Since originally incorporating in New York in 1981, later reincorporating as a South Carolina corporation in 1991 and a Delaware corporation in 2004, our portfolio of software and services has grown to support nonprofit fundraising and relationship management, digital marketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility, and education. Our solutions are designed to meet the needs of virtually all types of nonprofit and charitable giving, from major global institutions to local soup kitchens. With recent acquisitions, we have expanded our addressable market to include institutions involved with the entire spectrum of giving activities, such as nonprofits, K-12 private and higher education institutions, faith-based organizations, healthcare organizations, foundations, and other charitable giving entities and corporations. Organizations that use Blackbaud technology raise, invest, manage and award more than $100 billion each year. At the end of 2016, we had approximately 35,000 customers located in over 60 countries using our solutions. We are deeply proud to play a part in our customers’ success in their missions to cure diseases, advance education, preserve and share arts and culture, help animals, support those in need and more.
Market Overview
The philanthropic industry is significant and our addressable market is substantial and growing
There were approximately 1.6 million U.S. nonprofit organizations registered with the Internal Revenue Service in 2016, including approximately 1.1 million charitable 501(c)(3) organizations. Worldwide, there are millions more charities. The nonprofit market represents the third largest workforce category in the U.S. behind retail and manufacturing, representing 10% of total employment in the United States. According to Giving USA, donations made to U.S. nonprofit organizations in 2015 were $373.3 billion, amounting to 2.1% of U.S. GDP, a 4.1% increase from 2014. The average annual rate of change in total giving dollars over the last 40 years was 6.7%.
Our estimated current total addressable market ("TAM") is $6.7 billion. This includes an expansion in 2015 from our acquisition of Smart, LLC ("Smart Tuition") into K-12 tuition and financial aid management, which is a new and near adjacency within the education market. The total market expansion created by our acquisitions of Smart Tuition, WhippleHill Communications, Inc. (“WhippleHill”) and MicroEdge Holdings, LLC (“MicroEdge”) is estimated to be in excess of $1.5 billion.
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

•	Solicit funds and build relationships with major donors;

2016 Form 10-K	3

Blackbaud, Inc.

•	Garner small cash contributions from numerous contributors;

•	Manage and develop complex relationships with large numbers of constituents;

•	Communicate their accomplishments and the importance of their mission online and offline;

•	Comply with complex accounting, tax and reporting requirements that differ from those for traditional businesses;

•	Solicit cash and in-kind contributions from businesses to help raise money or deliver products and services;

•	Provide a wide array of programs and services to individual constituents; and

•	Improve the data collection and information sharing capabilities of their employees, volunteers and donors by creating and providing distributed access to centralized databases.
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
Strategy
Our objective is to maintain and extend our position as a leading provider of software and services for the global social good community, supporting their missions from fundraising to outcomes. Our key strategies for achieving this objective are to:
Delight our customers
We intend to make our customers' experience with us effective, efficient and satisfying from their initial interest in our solutions and services, through their decision to purchase, engage with customer support and utilize solution enhancements. We continue to focus on initiatives aimed at improving the consistency and quality of user experience across the offerings we provide to our customers. We continue to evolve the manner in which we package and sell our offerings to provide high quality and value combined with flexibility to meet the different needs of our existing and prospective customers. For example, we have increased the number of our cloud solutions sold under a subscription pricing model, which can make it easier for customers to purchase our solutions. In addition, we are continuing to integrate value-adding capabilities such as payment processing, analytics and business intelligence into our suite of solutions to better address our customers' needs with comprehensive offerings. We will continue to focus on providing the highest level of solution support, enhancing our existing solutions and developing new solutions and services designed to help our customers to be more effective and achieve their missions.

4	2016 Form 10-K

Blackbaud, Inc.

Execute on our Four-Point Growth Strategy
Our long-term aspirational financial goals include accelerating organic revenue growth, expanding our operating margins and increasing our operating cash flows. In 2014, we introduced and began executing on a five-point growth strategy targeted to achieve those goals and to drive an extended period of quality enhancement, solution and service innovation, and increasing operating efficiency and financial performance. During 2016, the strategy evolved to account for progress to date resulting in the combination of Streamline Operations and Execute our 3-Year Margin Improvement Plan into a new initiative to Improve Operating Efficiency. Our updated strategy is as follows:

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
During 2016, we further expanded certain of our pre-integrated services through the general release of SKY Reporting™, beginning with Raiser's Edge NXT. SKY Reporting provides new business intelligence and reporting tools aimed at seamlessly delivering valuable insights and productivity enhancing capabilities to customers. We also announced the general release of SKY API, a key component of Blackbaud SKY™, which is our new, innovative cloud technology architecture for the global social good community that now powers six of our next generation solutions. SKY API allows customers, partners, and application developers to extend functionality and integrate with our solutions. For example, we announced the integration of Raiser's Edge NXT with the salesforce platform through our SKI API’s.
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
In early 2016, we launched a value added reseller ("VAR") program. We continued to make investments in our sales, marketing and customer success organizations and improved our market coverage by deploying these resources into key markets like Toronto, where we opened a new office. In addition, we are continuing to optimize our go-to-market sales strategies such as offering solutions and services tailored to the needs of customers operating within vertical markets including K-12 private schools, foundations, higher education and healthcare institutions, among others.

3.	Expand TAM into Near Adjacencies with Acquisitions and Investments
We will continue to evaluate compelling opportunities to acquire companies, technologies and/or services. We will be guided by our acquisition criteria for considering attractive assets that expand our total addressable market ("TAM"), provide entry into new and near adjacencies, accelerate our shift to the cloud, accelerate revenue growth, are accretive to margins and present synergistic opportunities.

4.	Improve Operating Efficiency
We have largely completed the installations of best-in-breed back-office solutions that consolidate and standardize our business operations utilizing scalable tools and systems. Our focus is now shifting towards optimizing those systems, as well as operational excellence and quality initiatives focused on streamlining processes to gain efficiency and scalability. In 2014, we implemented a 3-year operating margin improvement plan designed to increase our

2016 Form 10-K	5

Blackbaud, Inc.

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
Build our Reputation as an Industry Thought Leader
In our 35 years of experience in the philanthropic market, we have gained significant insight into the market and industry segments in which we operate. We produce a wide range of thought leadership materials, including blogs, monthly indices and white papers, which provide insights and guidance to the social good community. We also participate in a number of industry forums where we exchange views and engage with industry and governmental leaders. Our annual user conference, bbcon™, is used in part as a forum to offer thought leadership to our customers, as well as other market specific user conferences such as our annual K-12 conference. We intend to expand these activities and further build our reputation as a thought leader within the industry.
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

Each operating unit contains specialized sales, services, support, marketing and finance functions. This structure has allowed us to be more responsive to the needs of fundamentally different customer segments and to focus on developing solutions appropriate for these unique markets while leveraging the infrastructure of our broader organization and shared technology in a cost-effective manner.
During 2016, we generated revenue in three reportable segments (the GMBU, the ECBU and the IBU) and in four geographic regions (United States, Canada, Europe and Australia), as described in more detail in Note 16 of our consolidated financial statements. It is impracticable for us to identify our total assets by segment.

6	2016 Form 10-K

Blackbaud, Inc.

Summarized below is our percentage of total revenue for each of our principal solution and service groups:

Percentage of Total Revenue

Years ended December 31,
	2016	2015	2014
Subscriptions	58.7%	52.0%	46.7%
Maintenance	20.1%	24.1%	26.1%
Services	19.1%	20.8%	22.7%
Solutions and Services
We offer a full spectrum of cloud and on-premise solutions as well as a resource network that empowers and connects organizations of all sizes. Blackbaud's portfolio of software and services support nonprofit fundraising and relationship management, digital marketing, advocacy, accounting, payments and analytics, as well as grant management, corporate social responsibility ("CSR"), and education. We offer the social good community complete solutions to advance their missions with the market-leading constituent relationship management ("CRM") system and online engagement platforms, backed by our analytic services, which deliver insights powered by the world's most robust philanthropic data set. In most cases, the core of our solution portfolio centers around a CRM system, which seamlessly integrates with other applications to help our customers conduct activities vital to advancing their missions, such as managing finances, analyzing prospects and market data, effectively communicating with current and prospective supporters and promoting their cause online and offline. Our solutions can be combined with a range of consulting, training and professional services, maintenance and technical support as well as payment processing, analytic and business intelligence services. In addition, we offer solutions that stretch across the spectrum of giving activities, including CSR programs, grant management, employee involvement, foundation management and other philanthropic activities.
We provide solutions and services in the following areas that address many of the technological and business process needs of our customers:

•	Fundraising & Relationship Management;

•	Analytics & Business Intelligence;

•	Communication & Marketing;

•	Finance & Operations;

•	K-12 Private Schools;

•	Arts and Cultural;

•	Customer Success;

•	Customer Support and Maintenance;

•	Payment Processing;

•	Professional Services;

•	Training; and

•	CSR.
Fundraising and Relationship Management
Raiser's Edge NXT is our flagship smart cloud fundraising and relationship management solution. Raiser's Edge NXT is the first and only cloud fundraising and relationship management solution that is all-inclusive, fully integrated with data, analytics, payment processing and tailored user-specific experiences. Leveraging Blackbaud SKY, our modern, integrated and open cloud, it is, we believe, the most advanced technology available that enables nonprofits to operate more efficiently and raise more support for their missions.

2016 Form 10-K	7

Blackbaud, Inc.

Blackbaud CRM™, also known informally as Enterprise CRM, is a comprehensive, customizable fundraising and relationship management solution. It is our lead offering for enterprise-level organizations seeking a powerful, yet adaptable solution for fundraising, marketing, and program management across the engagement lifecycle, specializing in supporting sophisticated major giving, membership and high volume direct marketing programs. Blackbaud CRM helps organizations build deeper and more personalized relationships with constituents, build their brand through online engagement and multichannel communication tools, and more effectively fundraise, leveraging campaign management, business intelligence and analytics. Blackbaud CRM can be sold as an integrated solution with our enterprise online solutions to enable multichannel marketing, online engagement and event fundraising.
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
eTapestry™ is a simple, cloud fundraising and donor management solution built specifically for smaller, developing nonprofits in need of a cloud solution to support basic fundraising needs. It offers nonprofit organizations a cost-effective way to manage donors, process gifts, create reports, accept online donations and communicate with constituents. This technology provides a system that is simple to maintain, efficient to operate and is intuitively easy to learn without extensive training.
everydayhero™ is an innovative, cloud crowdfundraising solution designed to meet the peer-to-peer fundraising needs of nonprofits' supporters. It is a leading donor acquisition tool, and helps nonprofits connect with a younger, more online-focused generation of donors, a first step in helping nonprofits develop long-term relationships with their supporters. Founded in Australia, where it is a market leader, everydayhero is now sold throughout Europe and the U.S. With recent integrations with fitness applications such as Strava and MapMyFitness, everydayhero continues to enhance the fundraising landscape by providing millions across the globe the chance to easily integrate fitness and philanthropy.
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

8	2016 Form 10-K

Blackbaud, Inc.

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
Blackbaud Online Express™ is a simple, cloud fundraising and marketing tool designed for smaller nonprofit organizations using Raiser’s Edge. It provides nonprofits with easy-to-use features and functionality such as email marketing, donation forms, event registrations, and dashboard metrics.
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
GIFTS Online™ is a cloud solution built with core functions that provide comprehensive grant making capabilities, but with many additional capabilities and features, such as visual dashboards. It has a modern user interface, is user friendly, and can be highly personalized.
FIMS™ is an on-premise, fully-integrated foundation management system that helps community foundations, faith-based organizations and education and scholarship programs manage grants, finances and donors in one centralized, comprehensive system. It features an open, customizable framework that helps community foundations manage everything from donors, gifts and investments to grants, grantees, funds and financials. We also offer FIMS as a fully hosted solution.
Blackbaud Outcomes™ empowers funders and nonprofits to collaborate around their intended program outcomes and work together to achieve impact. The cloud software helps users define and measure their outcomes, allowing them to track the effectiveness of their programs, make informed decisions, better understand the impact of their social investments, and tell an impact story using ROI-focused results and a common outcomes measurement language.
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

2016 Form 10-K	9

Blackbaud, Inc.

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
Customer Success
Our Customer Success organization is responsible for managing the business and technical relationship with our customers. Their mission is to develop and foster relationships within all levels of the customer organization to build more demonstrated value in our solutions and services. Customer Success Managers ("CSMs") work to proactively communicate to drive overall satisfaction and retention of our customer's business. At every point of communication, they work to collect and analyze actionable information that can be used to make their experience positive and consistent. Their goal is to partner with customers to ensure that they are fully engaged and have an advocate within Blackbaud who works to meet their needs. CSMs bring industry knowledge and expertise to the customer relationship and strive to help our customers achieve positive growth and outcomes.
Customer Support & Maintenance
Most customers that purchase our solutions also enroll in one of our support and maintenance programs. For many of our cloud-based subscription solutions, customer support is automatically included as part of the solution. Customers enrolled in the programs enjoy fast, reliable customer support, receive regular software updates, stay up-to-date with regular communication and have unlimited, around-the-clock access to support resources, including our extensive knowledgebase and forums. Customers who enroll in upgraded support and maintenance plans receive enhanced benefits such as call support priority and dedicated support resources.
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

10	2016 Form 10-K

Blackbaud, Inc.

Professional Services
Our consultants provide data conversion, implementation and customization services for each of our software solutions. These services include:

•	System implementation;

•	Data conversion, business process analysis and application customization;

•	Database merging and enrichment, and secure credit card transaction processing;

•	Database production activities; and

•	Website design services.
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
Customers
At the end of 2016, we had approximately 35,000 customers including nonprofits, K-12 private and higher education institutions, healthcare organizations, foundations and other charitable giving entities, and corporations. Our largest single customer accounted for approximately 1% of our 2016 consolidated revenue.
Sales and Marketing
The majority of our solutions and related services are sold through our direct sales force. Our direct sales force is complemented by a team of account development representatives responsible for sales lead generation and qualification. These sales and marketing professionals are located throughout the United States, the United Kingdom, Canada, Australia and New Zealand. We had 399 and 364 direct sales employees as of December 31, 2016 and 2015, respectively. We plan to continue expanding our direct sales force in the Americas, Europe, Australia and New Zealand as our operations grow internationally and market demand increases.
We generally begin a customer relationship with the sale of one of our cloud solutions, such as Raiser's Edge NXT or Luminate, and then offer additional solutions and services to the customer as the organization's needs increase.
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

2016 Form 10-K	11

Blackbaud, Inc.

Corporate Philanthropy and Volunteerism
Blackbaud operates under a fundamental belief that the world would be better if good took over. The company is an active participant in the ecosystem of good, working to drive positive change both through what we do as a business and how we serve individually. We offer an array of philanthropy programs aimed at engaging our employees as agents of good, including matching gifts, competitive grants that honor excellent examples of volunteerism, employee-led grants committees, skills-based volunteerism initiatives, as well as science, technology, engineering and mathematics focused community programs. Blackbaud attracts people who are committed to service, with 86% saying our focus on nonprofits was a driver in their decision to join the company, 85% actively serving as volunteers and 25% serving on a nonprofit board or committee.
Competition
The market for software and related services in the nonprofit sector is competitive and highly fragmented. For certain areas of the market, entry barriers are low, as general tools for small businesses can usually be configured to manage the most basic marketing, contact management, and accounting needs of nonprofits. However, once basic needs are met, programs unique to nonprofits like fundraising, gift and grant management, and peer-to-peer activism require highly specialized tools that are more complex to build or customize out of general business software. Moreover, because nonprofits rely heavily on relationships with and among their supporters, integration of these systems drives value beyond mere efficiency. Hence, we believe our experience, the full spectrum of our current solutions and our ability to deliver on future solutions makes us a strong competitor. We expect to continue to see new competitors as the market matures and nonprofit organizations rely more heavily on technology to manage emerging revenue channels and increasingly complex operations.
Our competition falls into three primary categories: (1) niche products that are tailored to specialized needs; (2) vertical-specific solutions; and (3) general business software that can be configured to manage some nonprofit-specific processes.
Niche products are usually developed as a solution for a single problem at an organization and are adopted by similar organizations to solve a specialized need. These are typically offered by vendors who may have deep industry expertise but may not have the resources to expand beyond a specialized area. We believe we compete against these solutions by offering a set of integrated solutions rather than a single point solution, which we believe improves the overall customer experience. In addition, our open platform allows integration to specialized applications so the opportunity for disruption from these competitors is minimized.
Vertical-specific solutions are offered by competitors seeking to meet the enterprise-wide needs of a specific sub-segment of nonprofits. Typically, these solutions are offered by vendors who may offer either a point solution or integrated suite of products used by a vertical. We believe we compete successfully against these competitors through a combination of our integrated suite of offerings within verticals where we compete, offering solutions with market leading robustness as well as the scale, reach, and reputation of our organization.
General business software vendors such as Microsoft, Salesforce.com and Oracle, compete with us in certain areas of our business. However, they generally do not have nonprofit specific focus and, therefore, do not offer or intend to offer nonprofit-specific versions. As these products are also not easily customized, the adoption of general business software is limited to nonprofits with very basic operations and simple needs. We believe our solutions compete successfully against general business software as a nonprofit’s needs grow more complex. There is a subset of general business software competitors who have introduced nonprofit-specific versions of their products. We believe that because these products were not originally designed to support the specific needs of nonprofits, they are not yet capable of meeting market needs without significant customization. As a result, we believe we are able to compete successfully to meet nonprofit-specific requirements, often integrating with general business platforms used for their more generalized operations.
Less frequently, we compete with providers of traditional, non-automated fundraising service providers, including parties providing services in support of traditional direct mail or email campaigns, special events fundraising, peer to peer, telemarketing and personal solicitations. We believe we compete successfully against these traditional fundraising service providers, primarily because our solutions and services are more automated, more robust, more tailored to the needs of nonprofit organization and more efficient.

12	2016 Form 10-K

Blackbaud, Inc.

Research and Development
We have made substantial investments in research and development and expect to continue to do so as a part of our strategy to introduce additional innovative solutions and services. As of December 31, 2016, we had 648 employees working on research and development. Our research and development expenses for 2016, 2015 and 2014 were $89.9 million, $84.6 million and $77.2 million, respectively. In addition, we had cash outlays for qualifying capitalized software development costs during 2016, 2015 and 2014 of $26.4 million, $15.5 million and $8.5 million, respectively. We plan to continue significantly investing in the innovation of our portfolio of solutions and services.
Technology and Architecture
Our new cloud technology, SKY, combines the latest in cloud infrastructure, leading edge development processes, and a micro service oriented architecture to deliver our next generation solutions, the first of which were Raiser's Edge NXT and Financial Edge NXT. One component of SKY, SKY API, gives customers, partners and other application developers access to industry-standard, open, Representational State Transfer (or REST) APIs and a comprehensive set of resources that enable them to customize, integrate or extend functionality of our solutions. Additionally, SKY UX, our open source user experience framework, increases the reach of our solutions by enabling developers to create interfaces that look and feel like ours by using the same user experience foundation as our engineers. SKY is now the foundation for Blackbaud's next generation solutions including Raiser’s Edge NXT, Financial Edge NXT, Blackbaud Outcomes and the next generation of Luminate Online.
Other solutions, such as Blackbaud CRM, are built on the Microsoft.Net framework platform. These solutions are web-delivered applications utilizing an architecture built on internet standards and protocols such as HTTP, XML and SOAP. This architecture is designed to support on-premise and hosted application deployment scenarios. The applications expose web service application programming interfaces so that functionality and business logic can be accessed programmatically from outside the context of an interactive user application. Blackbaud CRM also leverages some of the SKY components.
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
Regardless of solution choice, our development strategies are designed to be:

•
Flexible. Our component-based architecture is programmable and easily extended by our customers without requiring modification of the source code, ensuring that the technology can be extended to accommodate changing demands of our customers and the market.

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
Intellectual Property and Other Proprietary Rights
To protect our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws in various jurisdictions, as well as employee and third-party nondisclosure agreements and confidentiality procedures. We have a number of registered trademarks, including “Blackbaud,” “Raiser's Edge NXT” and “Luminate.” We have applied for additional trademarks. We currently have three active patents on our technology, and have a total of three pending patent applications.

2016 Form 10-K	13

Blackbaud, Inc.

Employees
As of December 31, 2016, we had 3,156 employees, none of which are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.
Seasonality
For a discussion of seasonal variations in our business, see “Management’s discussion and analysis of financial conditions and results of operations — Seasonality” in Item 7 in this report.
Financial Information about Geographic Areas
For information about revenues by geographic region and long-lived assets by geographic region, please see Note 16 to our consolidated financial statements in this report. For a description of risks associated with our non-U.S. operations, please see “Risk Factors - If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer” in Item 1A in this report.
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
Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of February 15, 2017:

Name	Age	Title
Michael P. Gianoni	56	President and Chief Executive Officer
Anthony W. Boor	54	Executive Vice President and Chief Financial Officer
Charles T. Cumbaa(1)	64	Executive Vice President of Corporate and Product Strategy
Kevin W. Mooney	58	Executive Vice President and President, General Markets Business Unit
Brian E. Boruff	57	Executive Vice President and President, Enterprise Customer Business Unit
John J. Mistretta	61	Executive Vice President of Human Resources

(1)
In May 2016, we announced that Mr. Cumbaa will retire from the Company effective March 31, 2017. In the interim, Mr. Cumbaa will continue in his current position and will assist management with the transition of his responsibilities.

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

14	2016 Form 10-K

Blackbaud, Inc.

Mr. Gianoni has served on several nonprofit boards across several segments, including relief organizations, hospitals, and higher education. He currently is a board member of the International African American Museum. He holds an AS in electrical engineering from Waterbury State Technical College, a BS with a business concentration from Charter Oak State College, and an MBA and an honorary Doctorate, from the University of New Haven.
Anthony W. Boor joined us as Executive Vice President and Chief Financial Officer in November 2011 and served as our interim President and Chief Executive Officer from August 2013 to January 2014. Prior to joining us, he served as an executive with Brightpoint, Inc., a global provider of device lifecycle services to the wireless industry, beginning in 1999, most recently as its Executive Vice President, Chief Financial Officer and Treasurer. He also served as the interim President of Europe, Middle East and Africa during Brightpoint's significant restructuring of that region. Mr. Boor served as Director of Business Operations for Brightpoint North America from August 1998 to July 1999. Prior to joining Brightpoint, Mr. Boor was employed in various financial positions with Macmillan Computer Publishing, Inc., a Viacom owned book publishing company specializing in computer hardware and software related topics, Day Dream Publishing, Inc., a publishing company specializing in calendars, posters and time management materials, Ernst & Young LLP, an accounting firm, Expo New Mexico, a state-owned fair and expo grounds and live pari-mutual horse racing venue, KPMG LLP, an accounting firm, and Ernst & Whinney LLP, an accounting firm. He holds a BS in Accounting from New Mexico State University.
Charles T. Cumbaa has served as our Executive Vice President of Corporate and Product Strategy since May 2012. He joined us in May 2001 and served as Senior Vice President of Products and Services until December 2009. He also served as our President, Enterprise Customer Business Unit from January 2010 to April 2012. Prior to joining us, Mr. Cumbaa was Executive Vice President with Intertech Information Management, a provider of document management solutions, from December 1998 until October 2000. From 1992 until 1998, he was President and Chief Executive Officer of Cognitech, Inc., a software company he founded. From 1984 to 1992 he was Executive Vice President of Sales and Services at Sales Technologies, a sales force automation company. Prior to that, he was employed by McKinsey & Company, a consulting firm. Mr. Cumbaa holds a BA from Mississippi State University and an MBA from Harvard Business School.
Kevin W. Mooney has served as our Executive Vice President and President, General Markets Business Unit since January 2010. He joined us in July 2008 as our Chief Commercial Officer. Before joining Blackbaud, Mr. Mooney was a senior executive at Travelport GDS from August 2007 to May 2008. As Chief Commercial Officer of Travelport GDS, one of the world's largest providers of information services and transaction processing to the travel industry, Mr. Mooney was responsible for global sales, marketing, training, service and support activities. Prior to that he was Chief Financial Officer for Worldspan from March 2005 until it was acquired by Travelport in August 2007. Mr. Mooney has also held key executive positions in the telecommunications industry and he is a member of the Board of Directors of Level 3 Communications, Inc., a publicly traded global managed network services company. Mr. Mooney graduated from Seton Hall University and holds an MBA in Finance from Georgia State University.
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
John J. Mistretta joined us as our Executive Vice President of Human Resources in August 2005. Prior to joining us, Mr. Mistretta was an Executive Vice President of Human Resources and Alternative Businesses at National Commerce Financial Corporation, a financial services company, from 1998 to 2005. Earlier in his career, Mr. Mistretta held various senior Human Resources positions over a thirteen-year period at the banking firm Citicorp. He also serves as a board member for YEScarolina, a local nonprofit dedicated to teaching youth the principles of entrepreneurship and free enterprise. Mr. Mistretta holds a MS in Counseling and a BA in Psychology from the State University of New York at Oswego.

2016 Form 10-K	15

Blackbaud, Inc.

ITEM 1A. RISK FACTORS
Our business operations face a number of risks. These risks should be read and considered with other information provided in this report.
Our failure to compete successfully could cause our revenue or market share to decline.
Our market is highly competitive and rapidly evolving and there are limited barriers to entry for some aspects of this market.
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
We recognize our maintenance and subscriptions revenue monthly over the term of the customer agreement. Most of our maintenance arrangements are for a one-year term. Our subscription arrangements are typically either for a one-year term or a three-year term. As a result, much of the revenue we report in each quarter is attributable to arrangements entered into during previous quarters. Consequently, a decline in sales to new customers, renewals by existing customers or market acceptance of our solutions in any one quarter will not necessarily be fully reflected in the revenues in that quarter and will negatively affect our revenues and profitability in future quarters.
If our customers do not renew their annual maintenance and support arrangements or subscriptions for our solutions or if they do not renew them on terms that are favorable to us, our business might suffer.
Most of our maintenance arrangements are for a one-year term. Our subscription arrangements are typically either for a one-year term or a three-year term. As the end of the annual period approaches, we seek the renewal of the agreement with the customer. Historically, maintenance and subscriptions renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support arrangements or subscriptions with us on beneficial terms or at all, our business, operating results and financial condition could be harmed. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions and services and their ability to continue their operations and spending levels.
Defects, delays or interruptions in our cloud-based solutions and hosting services could diminish demand for these services and subject us to substantial liability.
We currently utilize data center hosting facilities to provide cloud-based solutions to some of our subscription customers and hosting services to our on-premise license customers. Any damage to, or failure of, our data center systems generally could result in interruptions in service to our customers, notwithstanding any disaster recovery agreements that may currently be in place at these facilities. Because our cloud-based solutions and hosting service offerings are complex, and we have incorporated a variety of new computer hardware and software systems at our data centers, our services might have errors or defects that users identify after they begin using our services. This could result in unanticipated downtime for our customers and harm to our reputation and business. Internet-based services sometimes contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our web-based services and new errors might again be detected in the future. In addition, our customers might use our Internet-based offerings in unanticipated ways that cause a disruption in service for other customers attempting to access their data.

16	2016 Form 10-K

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

2016 Form 10-K	17

Blackbaud, Inc.

by payment networks or our customers or payment processing partners is expensive and time-consuming. However, failure to comply may subject us to fines, penalties, damages and civil liability, may impair the security of payment card data in our possession, and may harm our reputation and our business prospects, including by limiting our ability to process transactions. All of our solutions are currently certified as compliant with the Payment Application Data Security Standard, which is a subset of the requirements for PCI DSS. However, currently some of our solutions are not fully compliant with PCI DSS.
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
The effectiveness of our software solutions relies on our customers' storage and use of data concerning their customers, including financial, personally identifying or other sensitive data. Our customers' collection and use of this data for donor profiling, data analytics or communications outreach might raise privacy and data protection concerns and negatively impact the demand for our solutions and services. For example, our custom modeling and analytical services, including ProspectPoint, WealthPoint and donorCentrics, rely heavily on processing and using of data we gather from customers and various sources. Privacy and data protection laws could restrict or add regulatory and compliance processes to our ability to market and profit from those services.
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

18	2016 Form 10-K

Blackbaud, Inc.

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
If we are unable to grow our international operations in a cost-effective and timely manner, our business and operating results could be harmed. Doing business internationally involves additional risks that could harm our operating results.
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
As part of our business strategy, we have made acquisitions in the past. The successful integration of acquired companies requires, among other things, coordination of various departments, including solution development, engineering, sales and marketing and finance, as well as integration in our system of internal controls. Acquisitions and investments involve numerous risks.

2016 Form 10-K	19

Blackbaud, Inc.

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
As of December 31, 2016, we had $438.2 million and $253.7 million of goodwill and intangible assets, respectively. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of an asset is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. Changes in circumstances that could indicate that the carrying value of goodwill or intangible assets may not be recoverable include declines in our stock price, market capitalization, cash flows and slower growth rates in our industry. We cannot accurately predict the likelihood or potential amount and timing of any impairment of goodwill or other intangible assets. An impairment of a significant portion of goodwill or intangible assets could materially and negatively affect our results of operations and financial condition.
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

20	2016 Form 10-K

Blackbaud, Inc.

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
As of December 31, 2016, we had deferred tax assets of $55.8 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. This could be caused by, among other things, deterioration in performance, loss of key contracts, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors. If a deferred tax asset was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made. Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely affected.
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
We may be subject to claims that our technologies in our solutions and services infringe upon the intellectual property or other proprietary rights of a third party. In addition, the vendors providing us with technology that we use in our own technology could become subject to similar infringement claims. Although we believe that our solutions and services do not infringe any intellectual property or other proprietary rights, we cannot be certain that our solutions and services do not, or that they will not in the future, infringe intellectual property or other proprietary rights held by others. Any claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts, or obtain a license to continue to use the solutions and services that are the subject of the claim, and/or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license on commercially reasonable terms from the third party asserting any particular claim, or that we would be able to successfully develop alternative technology on a timely basis, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the solutions and services. In addition, we generally provide in our customer arrangements for certain solutions and services that we will indemnify our customers against third-party infringement claims relating to technology we provide to those customers, which could obligate us to pay damages if the solutions and services were found to be infringing. Infringement claims asserted against us, our vendors or our customers may have a material adverse effect on our business, prospects, financial condition and results of operations.
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

2016 Form 10-K	21

Blackbaud, Inc.

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
Increasing and evolving government regulation could affect our business.
Pending and enacted legislation at the state and federal levels, including those related to taxation, fundraising activities and payment processing, may also restrict further our information gathering and disclosure practices, for example, by requiring us to comply with extensive and costly registration, reporting or disclosure requirements. Any substantial increase in government regulation affecting our business, or any failure to comply with existing regulations, could require substantial investments to achieve compliance, which could adversely affect our operating results and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease our headquarters in Charleston, South Carolina which consists of approximately 218,000 square feet. The lease on our Charleston headquarters expires in October 2023, and we have the option for two 5-year renewal periods. Please also see discussion about the construction of our new headquarters facility in Note 11 to our consolidated financial statements in this report.
We also lease additional office space in Charleston, South Carolina; Austin, Texas; Indianapolis, Indiana; Cambridge, Massachusetts; Washington D.C.; San Diego and Emeryville, California; Overland Park, Kansas; Lincoln, Nebraska; Bedford, New Hampshire; Edina, Minnesota; New York, New York; Middlesex, New Jersey; Toronto, Canada; Glasgow, Scotland;

22	2016 Form 10-K

Blackbaud, Inc.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

2016 Form 10-K	23

Blackbaud, Inc.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is trading on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “BLKB.” The following table sets forth, for the quarterly reporting periods indicated, the high and low market prices for shares of our common stock, as reported by NASDAQ, and dividend per share information.

	Common Stock Market Prices
	High	Low	Dividends Declared
Fiscal year ended December 31, 2016
Fourth quarter	$67.42	$58.29	$0.12
Third quarter	71.09	64.32	0.12
Second quarter	68.40	58.36	0.12
First quarter	65.33	50.97	0.12
Fiscal year ended December 31, 2015
Fourth quarter	$67.54	$56.17	$0.12
Third quarter	63.73	54.10	0.12
Second quarter	59.67	47.39	0.12
First quarter	47.45	42.00	0.12
As of February 6, 2017, there were approximately 138 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record. On February 6, 2017, the closing price of our common stock was $64.76.

24	2016 Form 10-K

Blackbaud, Inc.

Stock Performance Graph
The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The graph covers the most recent five-year period ending December 31, 2016. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2011, and that all dividends are reinvested.

December 31,	2011	2012	2013	2014	2015	2016
Blackbaud, Inc.	$100.00	$83.97	$140.59	$163.70	$251.47	$246.25
NASDAQ Composite Index	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Computer & Data Processing Index	100.00	107.40	164.63	189.15	223.06	242.34

2016 Form 10-K	25

Blackbaud, Inc.

Common Stock Acquisitions and Repurchases
The following table provides information about shares of common stock acquired or repurchased during the three months ended December 31, 2016. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, October 1, 2016				$50,000
October 1, 2016 through October 31, 2016	—	$—	—	50,000
November 1, 2016 through November 30, 2016	82,056	59.48	—	50,000
December 1, 2016 through December 31, 2016	—	—	—	50,000
Total	82,056	$59.48	—	$50,000

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
In accordance with this dividend policy, we paid quarterly dividends at an annual rate of $0.48 per share in 2016 and 2015, resulting in aggregate dividend payments to stockholders of $22.8 million and $22.5 million in 2016 and 2015, respectively. In February 2017, our Board of Directors approved an annual dividend rate of $0.48 per share for 2017. We declared a first quarter dividend of $0.12 per share payable on March 15, 2017, to stockholders of record on February 28, 2017, and currently intend to pay quarterly dividends at an annual rate of $0.48 per share of common stock for each of the remaining fiscal quarters in 2017.
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
Assumptions and Considerations
We estimate that the cash necessary to fund dividends on our common stock for 2017 at an annual rate of $0.48 per share is approximately $23.0 million (assuming 48.0 million shares of common stock are outstanding, net of treasury stock).

26	2016 Form 10-K

Blackbaud, Inc.

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
We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2017, including dividends and purchases under our stock repurchase program. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” in Item 7 in this report.
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
We have estimated our dividend only for 2017, and we cannot assure our stockholders that during or following 2017 we will pay dividends at the estimated levels, or at all except with regard to dividends previously declared by the Board of Directors but not yet paid. We are not required to pay dividends and our Board of Directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our Board of Directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Over time, our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.
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
Restrictions on Payment of Dividends
Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2016, we had $16.9 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2017 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2017, our Board of Directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.
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

2016 Form 10-K	27

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
The following data, insofar as it relates to each of the years ended December 31, 2016, 2015 and 2014, has been derived from the audited annual financial statements, including the consolidated balance sheets at December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for the three years ended December 31, 2016, 2015 and 2014 and notes thereto in Item 8 of this report. The following data, insofar as it relates to each of the years ended December 31, 2013 and 2012, and the consolidated balance sheets as of December 31, 2014, 2013 and 2012 are derived from audited financial statements not included in this report.

	Year ending December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
SUMMARY OF OPERATIONS
Total revenue	$730,815	$637,940	$564,421	$503,817	$447,419
Total cost of revenue	339,220	304,631	273,438	232,663	202,460
Gross profit	391,595	333,309	290,983	271,154	244,959
Total operating expenses	329,795	286,597	244,619	219,612	225,524
Income from operations	61,800	46,712	46,364	51,542	19,435
Net income	41,515	25,649	28,290	30,472	6,583
PER SHARE DATA
Basic net income	$0.90	$0.56	$0.63	$0.68	$0.15
Diluted net income	0.88	0.55	0.62	0.67	0.15
Cash dividends	0.48	0.48	0.48	0.48	0.48
BALANCE SHEET DATA
Total assets(1)	$1,310,210	$1,223,336	$942,503	$706,025	$704,973
Deferred revenue, including current portion	250,940	237,335	221,274	190,574	185,018
Total debt, including current portion(1)	342,393	408,087	279,891	152,323	214,726
Total long-term liabilities(1)	382,549	446,450	335,583	187,799	245,594

(1)
As discussed in Note 2 of our consolidated financial statements included in this report, we adopted ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") on a retrospective basis. Accordingly, we retrospectively adjusted other non-current assets and debt, net of current portion, which had the effect of reducing each of those respective line items in our consolidated balance sheets as of December 31, 2015, 2014, 2013 and 2012 by approximately $0.5 million, $0.7 million, $0.6 million and $0.8 million, respectively.

28	2016 Form 10-K

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, and individual change agents—we connect and empower organizations to increase their impact through software, services, expertise, and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and relationship management, digital marketing, advocacy, accounting, payments, analytics, school management, grant management, corporate social responsibility and volunteerism. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada, Ireland and the United Kingdom. As of December 31, 2016, we had approximately 35,000 customers.
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
Our long-term aspirational financial goals include accelerating organic revenue growth, expanding our operating margins and increasing our operating cash flows. In 2014, we introduced and began executing on a five-point growth strategy targeted to achieve those goals and to drive an extended period of quality enhancement, solution and service innovation, and increasing operating efficiency and financial performance. During 2016, the strategy evolved to account for progress to date resulting in the combination of Streamline Operations and Execute our 3-Year Margin Improvement Plan into a new initiative to Improve Operating Efficiency. Our updated strategy is as follows:

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

During 2016, we further expanded certain of our pre-integrated services through the general release of SKY Reporting™, beginning with Raiser's Edge NXT. SKY Reporting provides new business intelligence and reporting tools aimed at seamlessly delivering valuable insights and productivity enhancing capabilities to customers. We also announced the general release of SKY API, a key component of Blackbaud SKY™, which is our new, innovative cloud technology architecture for the global social good community that now powers six of our next generation solutions. SKY API allows customers, partners, and application developers to extend functionality and integrate with our solutions. For example, we announced the integration of Raiser's Edge NXT with the salesforce platform through our SKI API’s.

We acquired Attentive.ly, a cloud software provider that provides social media capabilities allowing organizations to conduct social listening, identify key influencers and drive engagement through its cloud solution. This acquisition accelerates our ability to deliver these capabilities to our customers by integrating Attentive.ly technology into

2016 Form 10-K	29

Blackbaud, Inc.

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

In early 2016, we launched a value added reseller ("VAR") program. We continued to make investments in our sales, marketing and customer success organizations and improved our market coverage by deploying these resources into key markets like Toronto, where we opened a new office. In addition, we are continuing to optimize our go-to-market sales strategies such as offering solutions and services tailored to the needs of customers operating within vertical markets including K-12 private schools, foundations, higher education and healthcare institutions, among others.

3.	Expand TAM into Near Adjacencies with Acquisitions and Investments
We will continue to evaluate compelling opportunities to acquire companies, technologies and/or services. We will be guided by our acquisition criteria for considering attractive assets that expand our total addressable market ("TAM"), provide entry into new and near adjacencies, accelerate our shift to the cloud, accelerate revenue growth, are accretive to margins and present synergistic opportunities.

4.	Improve Operating Efficiency
We have largely completed the installations of best-in-breed back-office solutions that consolidate and standardize our business operations utilizing scalable tools and systems. Our focus is now shifting towards optimizing those systems, as well as operational excellence and quality initiatives focused on streamlining processes to gain efficiency and scalability. In 2014, we implemented a 3-year operating margin improvement plan designed to increase our operating effectiveness and efficiency and improve non-GAAP operating margins 300 to 600 basis points on a constant currency basis from our 2014 baseline of 17.5%, by the time we exit 2017.
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing 2016, 2015 and 2014. We have noted in the discussion below, to the extent meaningful, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of acquired companies. We completed our acquisition of Attentive.ly in July 2016. We have included the results of operations of Attentive.ly in our consolidated results of operations from the date of acquisition; however, Attentive.ly's results are insignificant and are not discussed since they do not have a significant impact on the comparability of our results for any period presented.

Total revenue
	Years ended December 31,
(dollars in millions)	2016	Change	2015
Total revenue(1)	$730.8	14.6%	$637.9

(1)	Included in total revenue for 2016 and 2015 was $39.8 million and $8.5 million, respectively, attributable to the inclusion of Smart Tuition.
Excluding the impact of Smart Tuition noted above, total revenue increased by $61.6 million during 2016, which was primarily driven by growth in subscriptions revenue as our business model continues to shift towards providing predominantly cloud-based subscription solutions. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments. Services revenue contributed modestly to the increase in total revenue during 2016 primarily due to increases in consulting and training revenue. Maintenance revenue, as well as license fees and other revenue declined during 2016 from the continued migration of our business model toward subscription-based solutions, including our NXT solutions. In the near-term, the transition to subscription-based solutions negatively impacts total revenue growth, as time-based license revenue from subscription arrangements is deferred and recognized ratably over the subscription period, whereas on-premise license revenue from arrangements that include perpetual licenses is recognized up-front. In addition, the fluctuation in foreign currency exchange rates negatively impacted

30	2016 Form 10-K

Blackbaud, Inc.

our total revenue during 2016 by approximately $4.2 million. Further explanation of this impact is included below under the caption "Foreign Currency Exchange Rates".

Income from operations
	Years ended December 31,
(dollars in millions)	2016	Change	2015
Income from operations	$61.8	32.3%	$46.7
The increase in income from operations during 2016 was primarily driven by growth in subscriptions revenue discussed above, improvements in the utilization of consulting services personnel and a reduction in non-billable implementation service hours. In 2015, we also recorded charges for acquisition related expenses of $3.7 million related to our acquisition of Smart Tuition, which did not recur in 2016. Partially offsetting these favorable impacts to income from operations were increases in amortization of intangible assets from business combinations and stock-based compensation of $10.2 million and $7.4 million, respectively, as well as investments we are making in our sales and marketing organizations and customer success program. In addition, the fluctuation in foreign currency exchange rates negatively impacted our income from operations during 2016 by approximately $1.0 million. Further explanation of this impact is included below under the caption "Foreign Currency Exchange Rates".
Customer retention
Subscription contracts are typically for a term of three years at contract inception with one year renewals thereafter. Over time, we anticipate a decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud-based subscription delivery model. We also anticipate an increase in subscription contract renewals as we continue focusing on innovation, quality and the integration of our subscription solutions which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines subscription and maintenance customer contracts provides a better representation of our customers' overall behavior. During 2016 and 2015, approximately 93% and 94%, respectively, of our customers with recurring subscription or maintenance contracts were retained. The decrease in our customer retention rates between 2015 and 2016 was primarily driven by our ongoing efforts to rationalize our portfolio of solutions and migrate customers from legacy on-premise solutions towards our next generation cloud-based solutions. We expect this transition to continue during 2017. As discussed above, we are investing in our customer success program, which we believe will drive increased customer retention over the long-term.
Balance sheet and cash flow
At December 31, 2016, our cash and cash equivalents were $16.9 million and outstanding borrowings under the 2014 Credit Facility were $343.9 million. During 2016, we generated $153.6 million in cash flow from operations, decreased our borrowings by $66.4 million, returned $22.8 million to stockholders by way of dividends and had cash outlays of $44.1 million for purchases of property and equipment and capitalized software development costs.
Lease for new headquarters facility
In May 2016, we entered into a lease agreement for a New Headquarters Facility to be built in Charleston, South Carolina. For a detailed discussion of the New Headquarters Facility, see Note 11 of our consolidated financial statements in this report.

2016 Form 10-K	31

Blackbaud, Inc.

Results of Operations
Comparison of 2016 to 2015 and 2015 to 2014
During 2016, 2015 and 2014, we acquired companies that provided us with strategic opportunities to expand our TAM and share of the philanthropic giving market through the integration of complementary solutions and services to serve the changing needs of our customers. The following are the companies we acquired and their respective acquisition dates:

•	Good+Geek, Inc., ("Attentive.ly") – July 11, 2016;

•	Smart, LLC ("Smart Tuition") – October 2, 2015;

•	MicroEdge Holdings, LLC (“MicroEdge”) – October 1, 2014; and

•	WhippleHill Communications, Inc. (“WhippleHill”) – June 16, 2014.
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition, which impacts the comparability of our results of operations when comparing 2016 to 2015 and 2015 to 2014. We have noted in the discussion below, to the extent meaningful and quantifiable, the impact on the comparability of our consolidated results of operations to prior year results due to the inclusion of acquired companies.
Since we have integrated the operations of Smart Tuition into ours, it is impracticable to determine amounts of operating costs attributable solely to this acquired company for 2016. Similarly, since we have integrated MicroEdge's and WhippleHill's solutions and operations into ours, it is impracticable to determine the amount of 2016 revenue and operating costs attributable solely to these acquired companies. Attentive.ly's results are insignificant and are not discussed since they do not have a significant impact on the comparability of our results for any period presented. See Note 3 to our consolidated financial statements in this report for a summary of these acquisitions.

Revenue by segment
	Years ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
GMBU(1)	$383.3	22.1%	$313.9	16.0%	$270.6
ECBU(2)	303.0	8.2%	279.9	14.2%	245.1
IBU	42.5	1.3%	42.0	(10.8)%	47.1
Other	2.0	(5.8)%	2.1	32.2%	1.6
Total revenue(3)	$730.8	14.6%	$637.9	13.0%	$564.4

(1)
Included in GMBU revenue for 2014 was $4.5 million attributable to the inclusion of WhippleHill. WhippleHill also positively impacted GMBU revenue for 2015. Included in GMBU revenue for 2015 and 2016 was $8.5 million and $39.8 million, respectively, attributable to the inclusion of Smart Tuition.

(2)	Included in ECBU revenue and total revenue for 2015 and 2014 was $31.9 million and $5.8 million, respectively, attributable to the inclusion of MicroEdge.

(3)	The individual amounts for each year may not sum to total revenue due to rounding.

32	2016 Form 10-K

Blackbaud, Inc.

GMBU
	Years ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
GMBU revenue(1)	$383.3	22.1%	$313.9	16.0%	$270.6
% of total revenue	52.5%		49.2%		47.9%

(1)
Included in GMBU revenue for 2014 was $4.5 million attributable to the inclusion of WhippleHill. WhippleHill also positively impacted GMBU revenue for 2015. Included in GMBU revenue for 2015 and 2016 was $8.5 million and $39.8 million, respectively, attributable to the inclusion of Smart Tuition.

2016 vs. 2015

Excluding the impact of Smart Tuition as discussed above, GMBU revenue increased by $38.1 million during 2016 when compared to 2015. The increase in GMBU revenue was primarily due to growth in subscriptions revenue and, to a lesser extent, services revenue. The growth in subscriptions revenue was primarily due to increases in demand across our portfolio of cloud-based solutions. To a lesser extent, GMBU subscriptions revenue growth was also driven by increases in the number of customers and the volume of transactions for which we process payments. GMBU services revenue increased during 2016 when compared to 2015 due to increases in consulting and training services related to our cloud-based solutions. The growth in subscriptions and services revenue was partially offset by declines in maintenance and license fee revenue from the continued migration of our business to subscription-based solutions.
2015 vs. 2014

After removing the impact attributable to Smart Tuition as discussed above, the remaining $34.8 million increase in GMBU revenue during 2015 when compared to 2014 was primarily attributable to growth in subscriptions revenue, partially offset by declines in license fee and other revenue and maintenance revenue. The growth in subscriptions revenue was primarily due to increases in demand across our portfolio of cloud-based solutions. GMBU subscriptions revenue also benefited from increases in the number of customers and the volume of transactions for which we process payments. The contribution of revenue from WhippleHill added to GMBU's subscription revenue growth during 2015. Also contributing to overall growth in GMBU revenue during 2015 were modest increases in consulting services revenue as well as training services revenue. The growth in subscriptions and services revenue was partially offset by decreases in license fee and other revenue and maintenance revenue during 2015 from the continued migration of our business to subscription-based solutions.

2016 Form 10-K	33

Blackbaud, Inc.

ECBU
	Years ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
ECBU revenue(1)	$303.0	8.2%	$279.9	14.2%	$245.1
% of total revenue	41.5%		43.9%		43.4%

(1)	Included in ECBU revenue for 2015 and 2014 was $31.9 million and $5.8 million, respectively, attributable to the inclusion of MicroEdge.
2016 vs. 2015

The increase in ECBU revenue during 2016 when compared to 2015 was primarily attributable to growth in subscriptions revenue and, to a much lesser extent, growth in services revenue. The growth in subscriptions revenue was driven primarily by increases in the number of customers and the volume of transactions for which we process payments and, to a lesser extent, an increase in demand for our cloud-based solutions. ECBU services revenue increased during 2016 when compared to 2015 due to increases in consulting and training services related to our cloud-based solutions. The growth in subscriptions and services revenue was partially offset by declines in license fees and maintenance revenue from the continued transition of our solution portfolio away from a perpetual license-based model toward a cloud-based subscription delivery model.
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

34	2016 Form 10-K

Blackbaud, Inc.

IBU
	Years ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
IBU revenue	$42.5	1.3%	$42.0	(10.8)%	$47.1
% of total revenue	5.8%		6.6%		8.3%
2016 vs. 2015

IBU revenue remained relatively unchanged during 2016 when compared to 2015, as an increase in subscriptions revenue was largely offset by reductions in maintenance and consulting services revenue, as well as changes in exchange rates between foreign currencies and the U.S. dollar, which affect the translation of its revenues into U.S. dollars for purposes of reporting consolidated financial results. The increase in IBU subscriptions revenue during 2016 was driven primarily by increased demand for our cloud-based solutions and, to a lesser extent, increases in the number of customers and volume of transactions for which we process payments. In the near term, we expect IBU revenue to remain relatively unchanged as our on-premise Raiser's Edge customers transition to our Raiser's Edge NXT solution, which, in general, requires less implementation services. The fluctuation in foreign currency exchange rates negatively impacted IBU revenue during 2016 by approximately $2.9 million. Further explanation of this impact is included below under the caption "Foreign Currency Exchange Rates".
2015 vs. 2014

The decrease in IBU revenue during 2015, when compared to 2014, was primarily related to a reduction in perpetual license sales of our Raiser's Edge solution, which also caused IBU consulting services revenue and maintenance revenue to decrease. Also contributing to the decrease in IBU revenue during 2015 was the sale of RLC in May 2015 as well as changes in exchange rates between foreign currencies and the U.S. dollar, which affect the translation of its revenues into U.S. dollars for purposes of reporting consolidated financial results. The fluctuation in foreign currency exchange rates negatively impacted IBU revenue during 2015 by approximately $5.5 million. Further explanation of this impact is included below under the caption "Foreign Currency Exchange Rates".

2016 Form 10-K	35

Blackbaud, Inc.

Operating results

Subscriptions
	Years ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
Subscriptions revenue(1)	$429.0	29.3%	$331.8	25.9%	$263.4
Cost of subscriptions	213.9	27.8%	167.3	25.6%	133.2
Subscriptions gross profit	$215.1	30.8%	$164.4	26.3%	$130.2
Subscriptions gross margin	50.1%		49.6%		49.4%

(1)
Included in subscriptions revenue for 2016 was $39.3 million attributable to the inclusion of Smart Tuition. Included in subscriptions revenue for 2015 was $18.2 million and $8.3 million attributable to the inclusion of MicroEdge and Smart Tuition, respectively. WhippleHill also positively impacted subscriptions revenue for 2015 when compared to 2014. Included in subscriptions revenue for 2014 was $3.0 million and $2.7 million attributable to the inclusion of MicroEdge and WhippleHill, respectively.

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
We continue to experience growth in sales of our hosted applications and hosting services as we meet the demand of our customers that increasingly prefer cloud-based subscription offerings, including existing customers that are migrating from on-premise solutions to our cloud-based solutions. In addition, we have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing solution portfolio and the sale of these services to new and existing customers. Recurring subscription contracts are typically for a term of three years at contract inception with one year annual renewals thereafter. We intend to continue focusing on innovation, quality and the integration of our subscription solutions which we believe will drive subscriptions revenue growth. We are also investing in our customer success organization to drive customer loyalty, retention, and referrals.
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
2016 vs. 2015
Excluding the incremental subscriptions revenue from Smart Tuition as discussed above, subscriptions revenue increased by $66.2 million during 2016 when compared 2015. The increase was primarily due to strong demand across our cloud-based solution portfolio and, to a lesser extent, increases in the number of customers and the volume of transactions for which we process payments.
The increase in cost of subscriptions during 2016 when compared to 2015 was slightly lower than the increase in revenue. The increase in cost of subscriptions was driven primarily by increases in transaction-based costs related to our payments services and those of Smart Tuition of $21.8 million, amortization of intangible assets from business combinations of $8.2 million, third-party contractor expenses $4.4 million, costs of third-party technology embedded in certain of our subscription solutions of $4.4 million, and increases in amortization of software development costs of $3.0 million. The increase in amortization of intangible assets from business combinations was primarily due the incremental amortization of intangible assets arising from the acquisition of Smart Tuition in October 2015. The increases in third-party contract costs and amortization of software development costs were from investments made on innovation, quality and the integration of our cloud-based solutions.
The increase in subscriptions gross margin when comparing 2016 to 2015 was primarily the result of disciplined management of headcount and compensation costs as the growth in subscriptions revenue outpaced the growth in related costs.

36	2016 Form 10-K

Blackbaud, Inc.

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
The increase in cost of subscriptions during 2015 when compared to 2014 was relatively consistent with the increase in revenue. The increase in cost of subscriptions was primarily due to an increase in transaction-based costs related to our payments services of $10.0 million, an increase in compensation costs of $7.0 million, an increase in amortization expense related to software development costs of $3.5 million, an increase in the cost of third-party technology embedded in certain of our subscription solutions of $3.4 million and an increase in amortization of intangible assets from business combinations of $2.8 million. The increase in compensation costs was primarily due to an increase in subscription customer support headcount directly related to our growing base of subscription customers. The inclusion of Smart Tuition, MicroEdge and WhippleHill also contributed to the increase in compensation costs during 2015.
Subscriptions gross margin remained relatively unchanged when comparing 2015 to 2014.

2016 Form 10-K	37

Blackbaud, Inc.

Maintenance
	Years ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
Maintenance revenue(1)	$146.9	(4.5)%	$153.8	4.3%	$147.4
Cost of maintenance	22.1	(18.4)%	27.1	6.4%	25.4
Maintenance gross profit	$124.9	(1.5)%	$126.7	3.9%	$122.0
Maintenance gross margin	85.0%		82.4%		82.7%

(1)	Included in maintenance revenue for 2015 and 2014 was $11.0 million and $1.9 million, respectively, attributable to the inclusion of MicroEdge.
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
2016 vs. 2015
The decreases in maintenance revenue during 2016 when compared to 2015 were primarily related to a reduction in maintenance contracts associated with our on premise Raiser's Edge and Financial Edge solutions as customers migrated to our cloud-based NXT solutions, partially offset by increases in maintenance contracts associated with Blackbaud Enterprise CRM.
The decrease in maintenance revenue during 2016 was primarily comprised of (i) $23.2 million of reductions in maintenance from contracts that were migrated to a cloud-based subscription or not renewed and reductions in contracts with existing customers; partially offset by (ii) $15.3 million of incremental maintenance from new customers associated with new license contracts and increases in contracts with existing customers; and (iii) $1.0 million of incremental maintenance from contractual inflationary rate adjustments.
Cost of maintenance decreased during 2016 when compared to 2015 primarily as a result of a decrease in compensation costs of $4.9 million, from a shift in support headcount from maintenance towards sales, marketing and customer success expense, and a shift in the volume of customer support requests from maintenance towards subscriptions. Also contributing to the decrease in compensation costs was an improvement in the efficiency of our customer support center.
Maintenance gross margin increased during 2016 when compared to 2015 primarily due to the shift in compensation costs from maintenance as discussed above, as well as the improvement in the efficiency of our customer support center.
2015 vs. 2014
After removing the incremental maintenance revenue from MicroEdge as discussed above, maintenance revenue decreased by $2.7 million during 2015 when compared to 2014. The decrease in maintenance revenue during 2015 when compared to 2014 was primarily related to a reduction in maintenance contracts associated with on-premise Raiser's Edge as customers migrated to our Raiser's Edge NXT cloud-based solution, partially offset by an increase in maintenance contracts associated with Blackbaud CRM. The decrease was primarily comprised of (i) $11.2 million of reductions in maintenance from contracts that were not renewed and reductions in contracts with existing customers; partially offset by (ii) $5.7 million of incremental maintenance from new customers associated with new license contracts and increases in contracts with existing customers; and (iii) $2.8 million of incremental maintenance from contractual inflationary rate adjustments.

38	2016 Form 10-K

Blackbaud, Inc.

Cost of maintenance increased during 2015 when compared to 2014 primarily as a result of an increase in amortization of intangible assets from business combinations of $3.4 million. Partially offsetting the increase in cost of maintenance was a decrease in compensation costs primarily due to the shift in customer support headcount from maintenance towards subscriptions as customers migrate towards our cloud-based solution.
Maintenance gross margin remained relatively unchanged when comparing 2015 to 2014.

2016 Form 10-K	39

Blackbaud, Inc.

Services
	Years ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
Services revenue(1)	$139.7	5.0%	$133.0	3.6%	$128.4
Cost of services	96.5	(6.2)%	102.8	(3.5)%	106.5
Services gross profit	$43.2	43.2%	$30.2	38.0%	$21.9
Services gross margin	30.9%		22.7%		17.0%

(1)
Included in services revenue for 2015 was $1.8 million attributable to the inclusion of MicroEdge. The impact on services revenue in 2015 and 2016 as a result of the inclusion of Smart Tuition was not significant. Included in services revenue for 2014 was $1.6 million attributable to the inclusion of WhippleHill. The impact on services revenue in 2014 as a result of the inclusion of MicroEdge was not significant.

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
2016 vs. 2015
Services revenue increased during 2016 when compared to 2015, primarily due to increases in deliveries of consulting and training services related to our cloud-based solutions, as well as a reduction in non-billable implementation service hours.
We expect that the continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services and little to no customization services when compared our traditional on premise perpetual license arrangements, will negatively impact consulting services revenue growth over time. The maturation of our Blackbaud Enterprise CRM solution, our only remaining perpetual licensed-based offering, is lessening the extent of implementation services required.
The decrease in cost of services during 2016 when compared to 2015, was primarily due to a decrease in compensation costs of $4.3 million, related to utilization improvements and a reduction in non-billable implementation service hours for our Blackbaud Enterprise CRM solution.
Services gross margin increased during 2016 when compared to 2015, primarily due to increased consulting and training revenue coupled with improvements in the utilization of consulting services personnel and a reduction in non-billable implementation hours.
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
Cost of services decreased during 2015, when compared to 2014 primarily due to a $3.2 million decrease in compensation costs related to improvements in the utilization of consulting services personnel.
Services gross margin increased during 2015 when compared to 2014 primarily due to improvements in the utilization of consulting services personnel.

40	2016 Form 10-K

Blackbaud, Inc.

License fees and other
	Years ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
License fees and other revenue	$15.2	(21.7)%	$19.4	(23.0)%	$25.2
Cost of license fees and other	6.8	(8.8)%	7.4	(10.3)%	8.3
License fees and other gross profit	$8.4	(29.7)%	$12.0	(29.2)%	$16.9
License fees and other gross margin	55.5%		61.8%		67.2%
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
2016 vs. 2015
License fees and other revenue decreased during 2016 when compared to 2015 primarily due to the continued transition of our solution portfolio away from a perpetual license-based model toward a cloud-based subscription delivery model. This is a trend we expect to continue in continue in 2017.
The decrease in cost of license fees and other during 2016 when compared to 2015 was primarily due to less reimbursable expenses relating to the performance of services at customer locations, partially offset by an increase in costs related to our user conferences.
License fees and other gross margin decreased during 2016 when compared to 2015 primarily due to the reduction in license fees revenue driven by the continued transition in our solution portfolio toward a cloud-based subscription delivery model, as discussed above, relative to the lesser changes in cost of license fees and other as some costs are more fixed in nature.
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

2016 Form 10-K	41

Blackbaud, Inc.

Operating expenses

Sales, marketing and customer success
	Years ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
Sales, marketing and customer success expense	$155.8	26.0%	$123.6	15.2%	$107.4
% of total revenue	21.3%		19.4%		19.0%
Sales, marketing and customer success expense includes compensation costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.
2016 vs. 2015

We continue to make investments to drive sales effectiveness, which is a component of our four-point growth strategy to accelerate revenue growth. The increases in sales, marketing, and customer success expense in dollars and as a percentage of total revenue during 2016 when compared 2015, was primarily due to increases in compensation costs of $21.5 million and commissions expense $5.6 million. Compensation costs increased primarily due to incremental headcount to support the increase in direct sales, marketing, and customer success efforts of our growing operations. The expansion of our customer success program is targeted to ensure our customers are fully realizing the value of our solutions, which we believe will drive customer loyalty and retention and will also result in increased customer referrals. The increases in commission expense were primarily driven by increases in commissionable revenue during 2016 when compared to 2015. The inclusion of Smart Tuition for the full year in 2016 also contributed to the increases in compensation costs and commissions expense.
2015 vs. 2014
Sales, marketing and customer success expense as a percentage of revenue remained relatively unchanged when comparing 2015 to 2014.
The increase in sales, marketing and customer success expense during 2015 when compared to 2014 was primarily due to increases in compensation costs and commissions expense of $5.7 million and $4.9 million, respectively. To a lesser extent, increases in advertising and marketing materials costs of $1.9 million and IT support costs of $1.3 million also contributed to the increase in sales, marketing and customer success expense during 2015. Compensation costs increased primarily due to incremental headcount to support the increase in sales and marketing efforts of our growing operations. The increase in commission expense was primarily driven by an increase in commissionable revenue during 2015 when compared to 2014. The inclusion of Smart Tuition, MicroEdge and WhippleHill also contributed to the increase in sales, marketing and customer success expense.

42	2016 Form 10-K

Blackbaud, Inc.

Research and development
	Years ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
Research and development expense(1)	$89.9	6.2%	$84.6	9.7%	$77.2
% of total revenue	12.3%		13.3%		13.7%

(1)
Not included in research and development expense for 2016, 2015 and 2014 were $26.2 million, $15.5 million and $8.3 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those related to development of our next generation NXT and Luminate cloud-based solutions, as well as development costs associated with acquired companies. Qualifying capitalized software development costs associated with our cloud-based solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years.

Research and development expense includes compensation costs, third-party contractor expenses, software development tools and other expenses related to developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.
2016 vs. 2015
We continue to make investments to deliver integrated and open solutions in the cloud, which is a component of our four-point growth strategy to accelerate revenue growth. The increase in research and development expense during 2016 when compared to 2015, was primarily due to an increase in compensation costs of $13.0 million. We have added engineering headcount to drive our solution development efforts, and the inclusion of Smart Tuition added to the increases in compensation costs. Also contributing to the increase in research and development expense during 2016 was an increase in third-party contractor expenses of $1.8 million, to assist in our solution development efforts. Partially offsetting these increases during 2016 was an increase of $10.7 million in the amount of software development costs that were capitalized. As discussed above, the increase in the amount capitalized was a result of incurring more qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance. We expect that the increase in the amount of software development costs capitalized will continue in the near-term as we make investments on innovation, quality and the integration of our solutions which we believe will drive long-term revenue growth.
Research and development expense decreased as a percentage of total revenue during 2016, when compared to 2015, primarily due to the increase in the amount of software development costs capitalized as discussed above.
2015 vs. 2014
Research and development expense as a percentage of revenue remained relatively unchanged when comparing 2015 to 2014.
The increase in research and development expense during 2015 when compared to 2014 was primarily due to increases in compensation costs of $11.1 million. We added engineering headcount to drive our solution development efforts. The inclusion of Smart Tuition, MicroEdge and WhippleHill contributed to the increase in compensation costs. Also contributing to the increase in research and development expense during 2015 were increases in stock-based compensation of $1.6 million and allocated IT support costs of $1.6 million. Partially offsetting these research and development expense increases during 2015 was a $7.2 million increase in the amount of software development costs that were capitalized. As discussed above, the increase in the amount capitalized was a result of incurring more qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance.

2016 Form 10-K	43

Blackbaud, Inc.

General and administrative
	Years ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
General and administrative expense	$81.3	6.9%	$76.1	30.6%	$58.3
% of total revenue	11.1%		11.9%		10.3%
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expense and other administrative expenses.
2016 vs. 2015
General and administrative expense decreased as a percentage of total revenue during 2016, when compared to the same periods in 2015, primarily due our successful integration of Smart Tuition as well as progress against our operating efficiency initiative, which has allowed us to improve resource effectiveness and maintain tight control over discretionary spending.
The increase in general and administrative expense during 2016 was driven primarily by an increase in compensation costs of $5.1 million. Compensation costs increased primarily due to increases in stock-based compensation expense, employee benefit costs and salaries for the resources needed to support the growth of our business. The increase in stock-based compensation expense was primarily driven by an increase in the grant date fair value of our annual equity awards granted during 2016 when compared to the grant date fair value of our annual equity awards granted during 2015. The inclusion of Smart Tuition also contributed to the growth in general and administrative expense during 2016.
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

44	2016 Form 10-K

Blackbaud, Inc.

Interest expense
	Years ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
Interest expense	$10.6	31.1%	$8.1	34.3%	$6.0
% of total revenue	1.4%		1.3%		1.1%
2016 vs. 2015
Interest expense increased during 2016 when compared to 2015 primarily as a result of an increase in our average daily borrowings related to our acquisitions of Smart Tuition in October 2015. In the near term, we expect interest expense, as well as interest expense as a percentage of revenue, to decrease as we continue to delever our balance sheet and grow our business.
2015 vs. 2014
Interest expense increased during 2015 when compared to 2014 primarily due to an increase in our average daily borrowings related to our acquisitions of Smart Tuition in October 2015 and MicroEdge in October 2014.
Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	December 31, 2016	Change	December 31, 2015
Subscriptions	Over the period billed in advance, generally one year	$144.6	18.0%	$122.5
Maintenance	Over the period billed in advance, generally one year	76.8	(10.6)%	85.9
Services	As services are delivered	29.0	1.8%	28.5
License fees and other	Upon delivery of the solution or service	0.5	25.2%	0.4
Total deferred revenue(1)		250.9	5.7%	237.3
Less: Long-term portion		6.4	(9.5)%	7.1
Current portion(1)		$244.5	6.2%	$230.2

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. We generally invoice our subscription and maintenance customers in annual cycles 30 days prior to the end of the contract term. Deferred revenue attributable to subscriptions increased during 2016 when compared to 2015 primarily due to an increase in subscription sales. The decrease in deferred revenue attributable to maintenance during 2016 was primarily due to the continuing shift in our go-to-market strategy towards cloud-based subscription offerings which do not require maintenance contracts and, in general, require less implementation services than our traditional on-premise license arrangements.
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

2016 Form 10-K	45

Blackbaud, Inc.

Income tax provision
Our income tax provision and effective income tax rates, including the effects of period-specific events, were:

	Years ended December 31,
(dollars in millions)	2016	2015	2014
Income tax provision	$9.4	$11.3	$10.9
Effective income tax rate	18.5%	30.6%	27.9%
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
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the United Kingdom, Australia, and Ireland. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2013 through 2016, as well as state and foreign income tax examinations for various years depending on statute of limitations of those jurisdictions.
We have taken federal and state tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2016 was insignificant.
We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
2016 vs. 2015
The decrease in our effective income tax rate during 2016 when compared to 2015 was primarily due to a $7.7 million benefit to expense from the early adoption of ASU 2016-09 relating to stock based compensation. Under ASU 2016-09, tax benefits in excess of compensation costs (windfalls) generated upon the exercise or settlement of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense. This change in accounting for income taxes is effective on a prospective basis as of the beginning of the 2016 fiscal year. The decrease in our effective income tax rate was partially offset by a $1.0 million charge to expense from Section 162(m) nondeductible compensation. For additional discussion of ASU 2016-09 and its effects upon adoption, refer to Note 2 of our consolidated financial statements in this report. In 2017, we expect that stock-based compensation will continue to provide a significant benefit to our effective income tax rate.
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.4 million and $2.3 million at December 31, 2016 and December 31, 2015, respectively.
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

46	2016 Form 10-K

Blackbaud, Inc.

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
We have acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, we recorded write-downs of deferred revenue under arrangements predating the acquisition to fair value, which resulted in lower recognized revenue than the contributed purchase price until the related obligations to provide services under such arrangements are fulfilled. Therefore, our GAAP revenues after the acquisitions will not reflect the full amount of revenue that would have been reported if the acquired deferred revenue was not written down to fair value. The non-GAAP measures described below reverse the acquisition-related deferred revenue write-downs so that the full amount of revenue booked by the acquired companies is included, which we believe provides a more accurate representation of a revenue run-rate in a given period and, therefore, will provide more meaningful comparative results in future periods. However, since the deferred revenue acquired in connection with the acquisition of Attentive.ly was insignificant and approximates fair value, no deferred revenue write-down was recorded for that acquisition.
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

	Years ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
GAAP Revenue	$730.8	14.6%	$637.9	13.0%	$564.4
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	3.6	(61.2)%	9.4	50.1%	6.2
Non-GAAP revenue(1)	$734.5	13.5%	$647.3	13.4%	$570.7

GAAP gross profit	$391.6	17.5%	$333.3	14.5%	$291.0
GAAP gross margin	53.6%		52.2%		51.6%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	3.6	(61.2)%	9.4	50.1%	6.2
Add: Stock-based compensation expense	3.3	(5.6)%	3.5	(3.1)%	3.6
Add: Amortization of intangibles from business combinations	39.6	31.9%	30.0	23.2%	24.3
Add: Employee severance	0.4	(74.4)%	1.5	100.0%	—
Subtotal(1)	46.9	5.7%	44.3	29.7%	34.2
Non-GAAP gross profit(1)	$438.5	16.1%	$377.7	16.1%	$325.2
Non-GAAP gross margin	59.7%		58.3%		57.0%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

2016 Form 10-K	47

Blackbaud, Inc.

	Years ended December 31,
(dollars in millions, except per share amounts)	2016	Change	2015	Change	2014
GAAP income from operations	$61.8	32.3%	$46.7	0.8%	$46.4
GAAP operating margin	8.5%		7.3%		8.2%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	3.6	(61.2)%	9.4	50.1%	6.2
Add: Stock-based compensation expense	32.6	29.3%	25.2	45.6%	17.3
Add: Amortization of intangibles from business combinations	42.4	31.6%	32.2	23.2%	26.1
Add: Employee severance	2.0	(37.1)%	3.2	100.0%	—
Add: Impairment of capitalized software development costs	—	(100.0)%	0.2	(85.3)%	1.6
Add: Acquisition-related integration costs	1.4	30.1%	1.1	37.1%	0.8
Add: Acquisition-related expenses	0.3	(92.3)%	3.9	68.6%	2.3
Add: CEO transition costs	—	—%	—	(100.0)%	0.9
Subtotal(1)	82.4	9.5%	75.2	36.0%	55.3
Non-GAAP income from operations(1)	$144.2	18.2%	$122.0	19.9%	$101.7
Non-GAAP operating margin	19.6%		18.8%		17.8%

GAAP net income	$41.5	61.9%	$25.6	(9.3)%	$28.3
Shares used in computing GAAP diluted earnings per share	47,316,538	1.8%	46,498,704	1.5%	45,799,874
GAAP diluted earnings per share	$0.88	60.0%	$0.55	(11.3)%	$0.62
Non-GAAP adjustments:
Add: Total Non-GAAP adjustments affecting loss from operations	82.4	9.5%	75.2	36.0%	55.3
Add: Loss on sale of business	—	(100.0)%	2.0	100.0%	—
Add: Loss on debt extinguishment and termination of derivative instruments	—	—%	—	(100.0)%	1.0
Less: Tax impact related to Non-GAAP adjustments	(33.3)	0.1%	(33.2)	26.2%	(26.3)
Non-GAAP net income(1)	$90.7	30.2%	$69.6	19.5%	$58.3

Shares used in computing Non-GAAP diluted earnings per share	47,316,538	1.8%	46,498,704	1.5%	45,799,874
Non-GAAP diluted earnings per share	$1.92	28.0%	$1.50	18.1%	$1.27

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.
2016 vs. 2015
The increases in non-GAAP income from operations and non-GAAP operating margins during 2016 when compared to 2015 were primarily due to growth in subscriptions revenue, improvements in the utilization of consulting services personnel and a reduction in non-billable implementation service hours, partially offset by increases in transaction-based costs related to our payments services, compensation costs and investments we are making in our sales organization and customer success program, as discussed above. The inclusion of Smart Tuition for the full year in 2016 contributed to the increase in subscriptions revenue as well as the increases in costs related to our payment services and compensation costs.

48	2016 Form 10-K

Blackbaud, Inc.

2015 vs. 2014
The increases in non-GAAP income from operations and non-GAAP operating margins during 2015 when compared to 2014 were primarily due to the growth in subscriptions revenue and the incremental revenue from acquired companies as discussed above, partially offset by increases in compensation costs, transaction-based costs related to payments services and IT infrastructure costs. Also contributing to the increases in non-GAAP income from operations and non-GAAP operating margins were the realization of benefits from certain incremental investments made during 2014 that were targeted to drive the success of our then-five growth strategies including gains in efficiency and scalability. While we continue to invest in these strategies, the amount of certain investments decreased in 2015 when compared to 2014.
As previously disclosed, beginning in 2016, we now apply a non-GAAP effective tax rate of 32.0% in our determination of non-GAAP net income, which represents the GAAP effective tax rate, excluding the discrete tax effect of stock-based compensation. The non-GAAP effective tax rate utilized will be reviewed annually to determine whether it remains appropriate in consideration of our financial results including our periodic effective tax rate calculated in accordance with GAAP, our operating environment and related tax legislation in effect and other factors deemed necessary. For years ended December 31, 2015 and 2014, the tax impact related to non-GAAP adjustments, non-GAAP net income and non-GAAP diluted earnings per share are calculated under our historical non-GAAP effective tax rate of 39.0%.

2016 Form 10-K	49

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
2016
Calculations of non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis and non-GAAP recurring revenue growth for the full year of 2016, as well as reconciliations of those non-GAAP measures to their most directly comparable GAAP measures, are as follows:

	Years ended December 31,
(dollars in millions)	2016	Change	2015
GAAP revenue	$730.8	14.6%	$637.9
(Less) Add: Non-GAAP acquisition-related revenue (1)	3.6		35.5
Less: Revenue from divested businesses (2)	—		(0.6)
Total Non-GAAP adjustments	3.6		34.9
Non-GAAP revenue (3)	$734.5	9.2%	$672.8
Foreign currency impact on Non-GAAP revenue (4)	4.2		—
Non-GAAP revenue on constant currency basis (4)	$738.6	9.8%	$672.8

GAAP subscriptions revenue	$429.0		$331.8
GAAP maintenance revenue	146.9		153.8
GAAP recurring revenue	$575.9	18.6%	$485.6
(Less) Add: Non-GAAP acquisition-related revenue (1)	3.6		34.5
Less: Revenue from divested businesses (2)	—		(0.4)
Total Non-GAAP adjustments	3.6		34.1
Non-GAAP recurring revenue	$579.6	11.5%	$519.7

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

50	2016 Form 10-K

Blackbaud, Inc.

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

2016 Form 10-K	51

Blackbaud, Inc.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	December 31, 2016	Change	December 31, 2015
Cash and cash equivalents	$16.9	10.0%	$15.4
Property and equipment, net	50.3	(4.5)%	52.7
Software development costs, net	37.6	92.2%	19.6
Total carrying value of debt	342.4	(16.1)%	408.1
Working capital	(172.2)	(3.0)%	(167.2)
Working capital excluding deferred revenue	72.3	14.7%	63.0
The following table presents selected financial information about our cash flows:

	Years ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
Net cash provided by operating activities	$153.6	18.9%	$129.2	10.6%	$116.9
Net cash used in investing activities	(47.4)	(78.7)%	(222.7)	5.4%	(211.4)
Net cash (used in) provided by financing activities	(104.5)	(209.5)%	95.5	(2.0)%	97.4
Our principal sources of liquidity are operating cash flow, funds available under the 2014 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription, maintenance and support arrangements and market acceptance of our solutions and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures, meet our debt obligations and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends and/or repurchase our common stock. To the extent we undertake future material acquisitions, investments or unanticipated capital expenditures, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure including through potential security issuances.
As discussed in Note 2 of our consolidated financial statements in this report, we early adopted ASU 2016-09 during 2016 which, due to retrospective application of amendments related to cash flow presentation, increased previously reported net cash provided by operating activities and decreased net cash provided by financing activities by $14.9 million for the year ended December 31, 2015 and by $14.6 million for the year ended December 31, 2014. For a detailed discussion of ASU 2016-09 and its effects upon adoption, refer to Note 2 of our consolidated financial statements in this report.
At December 31, 2016, our total cash and cash equivalents balance included approximately $5.8 million of cash that was held outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate a portion of these funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating cash flow
Throughout 2016, 2015 and 2014, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, loss on sale of business, impairment of capitalized software development costs, loss on debt extinguishment and termination of derivative instruments, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue.

52	2016 Form 10-K

Blackbaud, Inc.

2016 vs. 2015
Cash flow from operations associated with working capital decreased $7.3 million during 2016 when compared to 2015, primarily due to:

•
an increase in current period bonus payments as a result of an increase in amounts accrued as of December 31, 2015 for over-performance against 2015 targets, as well as a change in the timing of payouts for certain bonus plans, from semi-annually to quarterly;

•	a larger increase in trade accounts payable during 2015 than in 2016; partially offset by

•	the use of and reduction in amounts prepaid for incomes taxes.
2015 vs. 2014
Cash flow from operations associated with working capital decreased $3.6 million during 2015 when compared to 2014, primarily due to:

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
Investing cash flow
During 2017, we expect capital expenditures between approximately $37.5 million and $42.5 million, which includes purchases of property and equipment and estimated cash outlays for capitalized software development costs. Refer to the commitments and contingencies subsection below for future minimum commitments related to purchase obligations.
2016 vs. 2015
Net cash used in investing activities of $47.4 million decreased by $175.3 million during 2016, when compared to 2015.
During 2016, we used $26.4 million of cash for software development costs, which was up $10.9 million from cash spent during 2015. The increase in cash outlays for software development costs was primarily driven by development activities related to our next generation NXT and Luminate cloud-based solutions.
We spent $17.7 million of cash for purchases of property and equipment during 2016, which was relatively consistent with the amount spent in 2015, as we continued to invest in our information technology platforms and infrastructure used in the delivery of our solutions to customers as well as various facilities upgrades.
During 2016, we used $3.9 million of cash for the acquisition of Attentive.ly and received an insignificant post-closing working capital adjustment associated with the prior year acquisition of Smart Tuition compared to $187.8 million used in 2015 for the acquisition of Smart Tuition.
2015 vs. 2014
Net cash used in investing activities of $222.7 million increased by $11.3 million during 2015, when compared to 2014.
During 2015, we had cash outlays of $18.6 million and $15.5 million for purchases of property and equipment and software development costs, respectively, which were up $4.7 million and $6.9 million, respectively, from cash spent during 2014. The increase in cash outlays for property and equipment were primarily driven by investments in our information technology infrastructure, technology platforms and infrastructure used in the delivery of our cloud-based solutions to customers, various facilities upgrades at a number of our U.S. and international locations, as well as incremental property and equipment costs from 2014 business acquisitions. The increase in cash outlays for software development costs was primarily driven

2016 Form 10-K	53

Blackbaud, Inc.

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
Financing cash flow
2016 vs. 2015
During 2016, we had a net decrease in borrowings of $66.4 million and paid dividends of $22.8 million, which was relatively consistent with the amount paid in 2015.
2015 vs. 2014
During 2015, we had a net increase in borrowings of $127.8 million, which was primarily used to finance the acquisition of Smart Tuition. Cash outlays related to deferred financing fees decreased in 2015 as we refinanced our credit facility in 2014. Also during 2015, we paid dividends of $22.5 million, which was relatively consistent with the amount paid in 2014.
2014 Credit Facility
We have drawn on our five-year $325.0 million credit facility (the "2014 Credit Facility") from time to time to help us meet financial needs, such as financing for business acquisitions. In order to finance our acquisitions of MicroEdge and Smart Tuition during 2014 and 2015, respectively, we exercised an option in the 2014 Credit Facility to request increases in the revolving commitments in an aggregate principal amount of up to $200.0 million. At December 31, 2016, our available borrowing capacity under the 2014 Credit Facility was $165.8 million. We believe the 2014 Credit Facility will provide us with sufficient flexibility to meet our future financial needs. The 2014 Credit Facility matures in February 2019.
At December 31, 2016, the carrying amount of our debt under the 2014 Credit Facility was $342.4 million. Our average daily borrowings were $392.5 million during 2016.
Following is a summary of the financial covenants under the 2014 Credit Facility:

Financial Covenant	Requirement	Ratio as of December 31, 2016
Net Leverage Ratio	≤ 3.50 to 1.00	2.06 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	15.95 to 1.00
Under the 2014 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2014 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the credit agreement, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At December 31, 2016, we were in compliance with our debt covenants under the 2014 Credit Facility.

54	2016 Form 10-K

Blackbaud, Inc.

Commitments and contingencies
As of December 31, 2016, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$343.9	$4.4	$339.5	$—	$—
Interest payments on debt(2)	0.2	0.2	—	—	—

Unrecorded contractual obligations:
Operating leases(3)	194.2	17.7	36.8	32.8	106.9
Interest payments on debt(4)	18.0	8.4	9.6	—	—
Purchase obligations(5)	38.2	16.0	19.5	2.7	—
Total contractual obligations	$594.5	$46.7	$405.4	$35.5	$106.9

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2014 Credit Facility at December 31, 2016 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2014 Credit Facility for the purposes of determining minimum commitment amounts.

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
The total liability for uncertain tax positions as of December 31, 2016 and December 31, 2015, was $3.1 million and $3.0 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of December 31, 2016 and December 31, 2015.
In February 2017, our Board of Directors approved our annual dividend rate of $0.48 per share to be made in quarterly payments. Dividends at this annual rate would aggregate to $23.0 million assuming 48.0 million shares of our common stock are outstanding, although dividends are not guaranteed and our Board of Directors may decide, in its absolute discretion, to change or suspend dividend payments at any time for any reason. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of the 2014 Credit Facility, general economic conditions and our ability to generate adequate operating cash flow.
On February 8, 2017, our Board of Directors declared a first quarter dividend of $0.12 per share payable on March 15, 2017 to stockholders of record on February 28, 2017.
Lease for New Headquarters Facility
In May 2016, we entered into a lease agreement for a New Headquarters Facility to be built in Charleston, South Carolina. For a detailed discussion of the New Headquarters Facility, see Note 11 of our consolidated financial statements in this report.

Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

2016 Form 10-K	55

Blackbaud, Inc.

Foreign Currency Exchange Rates
Approximately 10% of our total revenue for 2016 was generated by operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $0.5 million and $0.8 million as of December 31, 2016 and December 31, 2015, respectively.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During 2016, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, the impact has generally not been material to our consolidated results of operations or financial position. During 2016, the fluctuation in foreign currency exchange rates reduced our total revenue and income from operations by approximately $4.2 million and $1.0 million, respectively. During 2016 and 2015, the fluctuation in foreign currency exchange rates reduced IBU revenue by approximately $2.9 million and $5.5 million, respectively. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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

56	2016 Form 10-K

Blackbaud, Inc.

Revenue Recognition
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

Our revenue recognition accounting methodology contains uncertainties because it requires us to make significant estimates and assumptions, and to apply judgment.
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

Our purchase price allocation methodology contains uncertainties because it requires us to make significant estimates and assumptions, and to apply judgment to estimate the fair value of assets acquired and liabilities assumed, especially with respect to long-lived and intangible assets.
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
See Note 3 to our consolidated financial statements in this report for information regarding our significant acquisitions.

2016 Form 10-K	57

Blackbaud, Inc.

Income Taxes
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
We make estimates and judgments in accounting for income taxes. Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities.
We measure and recognize uncertain tax positions. To recognize uncertain tax positions, we must first determine if it is more likely than not that the position will be sustained upon audit. We must then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
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

We use significant judgment in assessing qualitative factors to determine whether events and circumstances indicate that it is more than 50% likely that an indefinite-lived intangible asset is impaired.
When measuring impairment of an asset using discounted cash flows, we make assumptions and apply judgment in estimating future cash flows and asset fair values, including annual revenue growth rates, a terminal year growth rate and selecting a discount rate that reflects the risk inherent in future cash flows.
When the optional qualitative assessment of goodwill impairment is performed, significant judgment is required in the assessment of qualitative factors including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting units and future opportunities in the markets in which they operate.

A number of significant assumptions and estimates are involved in estimating the fair value of each reporting unit, including revenue growth rates, operating margins, capital spending, discount rate, and working capital changes. Additionally, we make certain judgments and assumptions in allocating assets and liabilities to determine the carrying values for each of our reporting units.

We have not made any material changes in the accounting methodology we use to assess impairment loss during the years ended December 31, 2016, 2015 and 2014.
No impairments to our long-lived and intangible assets including goodwill occurred during the year ended December 31, 2016.
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

58	2016 Form 10-K

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

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of December 31, 2016, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2015 and December 31, 2016.

Foreign Currency Risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s discussion and analysis of financial condition and results of operations — Foreign Currency Exchange Rates” in Item 7 this report.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BLACKBAUD, INC.

2016 Form 10-K	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blackbaud, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of cash flows, and of stockholders’ equity present fairly, in all material respects, the financial position of Blackbaud, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock compensation in 2016.

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
/S/ PRICEWATERHOUSECOOPERS LLP
Charlotte, North Carolina
February 22, 2017

60	2016 Form 10-K

Blackbaud, Inc.
Consolidated balance sheets

(dollars in thousands)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$16,902	$15,362
Restricted cash due to customers	353,771	255,038
Accounts receivable, net of allowance of $3,291 and $4,943 at December 31, 2016 and December 31, 2015, respectively	88,932	80,046
Prepaid expenses and other current assets	48,314	48,666
Total current assets	507,919	399,112
Property and equipment, net	50,269	52,651
Software development costs, net	37,582	19,551
Goodwill	438,240	436,449
Intangible assets, net	253,676	294,672
Other assets	22,524	20,901
Total assets	$1,310,210	$1,223,336
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$23,274	$19,208
Accrued expenses and other current liabilities	54,196	57,461
Due to customers	353,771	255,038
Debt, current portion	4,375	4,375
Deferred revenue, current portion	244,500	230,216
Total current liabilities	680,116	566,298
Debt, net of current portion	338,018	403,712
Deferred tax liability	29,558	27,996
Deferred revenue, net of current portion	6,440	7,119
Other liabilities	8,533	7,623
Total liabilities	1,062,665	1,012,748
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 57,672,401 and 56,873,817 shares issued at December 31, 2016 and December 31, 2015, respectively	58	57
Additional paid-in capital	310,452	276,340
Treasury stock, at cost; 10,166,801 and 9,903,071 shares at December 31, 2016 and December 31, 2015, respectively	(215,237)	(199,861)
Accumulated other comprehensive loss	(457)	(825)
Retained earnings	152,729	134,877
Total stockholders’ equity	247,545	210,588
Total liabilities and stockholders’ equity	$1,310,210	$1,223,336

The accompanying notes are an integral part of these consolidated financial statements.

2016 Form 10-K	61

Blackbaud, Inc.
Consolidated statements of comprehensive income

(dollars in thousands, except per share amounts)	Years ended December 31,
	2016	2015	2014
Revenue
Subscriptions	$428,987	$331,759	$263,435
Maintenance	146,946	153,801	147,418
Services	139,690	132,978	128,371
License fees and other	15,192	19,402	25,197
Total revenue	730,815	637,940	564,421
Cost of revenue
Cost of subscriptions	213,883	167,341	133,221
Cost of maintenance	22,094	27,066	25,448
Cost of services	96,488	102,815	106,506
Cost of license fees and other	6,755	7,409	8,263
Total cost of revenue	339,220	304,631	273,438
Gross profit	391,595	333,309	290,983
Operating expenses
Sales, marketing and customer success	155,754	123,646	107,360
Research and development	89,870	84,636	77,179
General and administrative	81,331	76,084	58,277
Amortization	2,840	2,231	1,803
Total operating expenses	329,795	286,597	244,619
Income from operations	61,800	46,712	46,364
Interest expense	(10,583)	(8,073)	(6,011)
Other expense, net	(291)	(1,687)	(1,119)
Income before provision for income taxes	50,926	36,952	39,234
Income tax provision	9,411	11,303	10,944
Net income	$41,515	$25,649	$28,290
Earnings per share
Basic	$0.90	$0.56	$0.63
Diluted	$0.88	$0.55	$0.62
Common shares and equivalents outstanding
Basic weighted average shares	46,132,389	45,623,854	45,215,138
Diluted weighted average shares	47,316,538	46,498,704	45,799,874
Dividends per share	$0.48	$0.48	$0.48
Other comprehensive income
Foreign currency translation adjustment	324	62	261
Unrealized gain on derivative instruments, net of tax	44	145	92
Total other comprehensive income	368	207	353
Comprehensive income	$41,883	$25,856	$28,643

The accompanying notes are an integral part of these consolidated financial statements.

62	2016 Form 10-K

Blackbaud, Inc.
Consolidated statements of cash flows

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$41,515	$25,649	$28,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,491	55,997	45,417
Provision for doubtful accounts and sales returns	3,730	6,825	5,248
Stock-based compensation expense	32,638	25,246	17,345
Deferred taxes	3,033	3,165	3,050
Loss on sale of business	—	1,976	—
Impairment of capitalized software development costs	—	239	1,626
Loss on debt extinguishment and termination of derivative instruments	—	—	996
Amortization of deferred financing costs and discount	958	899	734
Other non-cash adjustments	(864)	(197)	1,163
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(13,196)	(7,593)	(5,750)
Prepaid expenses and other assets	(2,478)	(10,979)	(8,464)
Trade accounts payable	3,689	6,133	(948)
Accrued expenses and other liabilities	(751)	9,255	11,166
Restricted cash due to customers	(96,000)	(34,279)	(33,510)
Due to customers	96,000	34,279	33,510
Deferred revenue	14,863	12,612	17,011
Net cash provided by operating activities	153,628	129,227	116,884
Cash flows from investing activities
Purchase of property and equipment	(17,694)	(18,633)	(13,911)
Capitalized software development costs	(26,359)	(15,481)	(8,535)
Purchase of net assets of acquired companies, net of cash	(3,377)	(188,072)	(188,918)
Net cash used in sale of business	—	(521)	—
Net cash used in investing activities	(47,430)	(222,707)	(211,364)
Cash flows from financing activities
Proceeds from issuance of debt	227,200	312,300	365,100
Payments on debt	(293,575)	(184,475)	(235,589)
Debt issuance costs	—	(429)	(3,003)
Employee taxes paid for withheld shares upon equity award settlement	(15,376)	(9,421)	(7,152)
Proceeds from exercise of stock options	16	32	188
Dividend payments to stockholders	(22,811)	(22,508)	(22,107)
Net cash (used in) provided by financing activities	(104,546)	95,499	97,437
Effect of exchange rate on cash and cash equivalents	(112)	(1,392)	(111)
Net increase in cash and cash equivalents	1,540	627	2,846
Cash and cash equivalents, beginning of year	15,362	14,735	11,889
Cash and cash equivalents, end of year	$16,902	$15,362	$14,735

Supplemental disclosure of cash flow information
Cash (paid) received during the year for:
Interest	(9,608)	(7,208)	(4,894)
Taxes, net of refunds	(1,340)	(4,795)	(9,581)
Purchase of equipment and other assets included in accounts payable	(3,155)	(3,204)	(3,300)

The accompanying notes are an integral part of these consolidated financial statements.

2016 Form 10-K	63

Blackbaud, Inc.
Consolidated statements of stockholders' equity

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2013	55,699,817	$56	$220,763	$(183,288)	$(1,385)	$125,398	$161,544
Net income	—	—	—	—	—	28,290	28,290
Payment of dividends	—	—	—	—	—	(22,107)	(22,107)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	186,473	—	188	—	—	—	188
Employee taxes paid for 166,952 withheld shares upon equity award settlement	—	—	—	(7,152)	—	—	(7,152)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	7,455	—	—	—	7,455
Stock-based compensation	—	—	17,268	—	—	77	17,345
Restricted stock grants	248,567	—	—	—	—	—	—
Restricted stock cancellations	(86,722)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	353	—	353
Balance at December 31, 2014	56,048,135	$56	$245,674	$(190,440)	$(1,032)	$131,658	$185,916
Net income	—	—	—	—	—	25,649	25,649
Payment of dividends	—	—	—	—	—	(22,508)	(22,508)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	202,078	—	32	—	—	—	32
Employee taxes paid for 163,017 withheld shares upon equity award settlement	—	—	—	(9,421)	—	—	(9,421)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	5,466	—	—	—	5,466
Stock-based compensation	—	—	25,168	—	—	78	25,246
Restricted stock grants	736,252	1	—	—	—	—	1
Restricted stock cancellations	(112,648)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	207	—	207
Balance at December 31, 2015	56,873,817	$57	$276,340	$(199,861)	$(825)	$134,877	$210,588
Cumulative effect of a change in accounting principle(1)	—	—	1,540	—	—	(934)	606
Net income	—	—	—	—	—	41,515	41,515
Payment of dividends	—	—	—	—	—	(22,811)	(22,811)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	341,418	—	16	—	—	—	16
Employee taxes paid for 263,730 withheld shares upon equity award settlement	—	—	—	(15,376)	—	—	(15,376)
Stock-based compensation	—	—	32,556	—	—	82	32,638
Restricted stock grants	574,309	1	—	—	—	—	1
Restricted stock cancellations	(117,143)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	368	—	368
Balance at December 31, 2016	57,672,401	$58	$310,452	$(215,237)	$(457)	$152,729	$247,545
(1) Includes the impact of early adopting ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Refer to the discussion of recently adopted accounting pronouncements in Note 2 to these consolidated financial statements for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

64	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, and individual change agents—we connect and empower organizations to increase their impact through software, services, expertise, and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and relationship management, digital marketing, advocacy, accounting, payments, analytics, school management, grant management, corporate social responsibility and volunteerism. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada, Ireland and the United Kingdom. As of December 31, 2016, we had approximately 35,000 customers.

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
We commence revenue recognition when all of the following conditions are met:
•Persuasive evidence of an arrangement exists;
•The solutions or services have been or are being provided to the customer;
•The fee is fixed or determinable; and
•Collection of the resulting receivable is probable.
Determining whether and when these criteria have been met can require significant judgment and estimates. We deem acceptance of a contract to be evidence of an arrangement. Delivery of our services occurs when the services have been

2016 Form 10-K	65

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

performed. Delivery of our solutions occurs when the solution is shipped or made available to the customers. Our typical arrangements do not include customer acceptance provisions; however, if acceptance provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. Payment terms greater than 90 days are considered to be beyond our customary payment terms. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we defer revenue recognition until collection. Revenue is recognized net of actual and estimated sales returns and allowances.
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

66	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

2016 Form 10-K	67

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
Cash and cash equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less and cash items in transit to be cash equivalents.
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
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash due to customers and accounts receivable. Our cash and cash equivalents and restricted cash due to customers are placed with high credit-quality financial institutions. Our accounts receivable is derived from sales to customers who primarily operate in the nonprofit sector. With respect to accounts receivable, we perform ongoing evaluations of our customers and maintain an allowance for doubtful accounts based on historical experience and our expectations of future losses. As of and for the years ended December 31, 2016, 2015 and 2014, there were no significant concentrations with respect to our consolidated revenues or accounts receivable.
Property and equipment
We record property and equipment assets at cost and depreciate them over their estimated useful lives using the straight-line method. Leasehold improvements are depreciated over the lesser of the term of the lease or the estimated useful life

68	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

of the asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to earnings. Repair and maintenance costs are expensed as incurred.
Construction-in-progress represents purchases of computer software and hardware associated with new internal system implementation projects which had not been placed in service at the respective balance sheet dates. We transferred these assets to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2016, 2015 and 2014.
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
Goodwill
Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by us in a business combination. Goodwill is allocated to reporting units and tested annually for impairment. Our reporting units are our three reportable segments as described in Note 16 of these consolidated financial statements. We will also test goodwill for impairment between annual impairment tests if indicators of potential impairment exist. The quantitative impairment test is a two-step process that first compares the fair values of the reporting units with their respective carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a potential impairment is indicated, and we then perform the second step to determine the amount of any impairment loss by comparing the implied fair value of the affected reporting unit's goodwill with the carrying amount of its goodwill. If the carrying amount of the affected reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to that excess. In each of 2016 and 2015, we performed the quantitative impairment test which indicated that the estimated fair values of the reporting units significantly exceeded their respective carrying values; therefore, the second step of the impairment test was not required to be performed.
In 2014, we performed the optional qualitative assessment of the goodwill assigned to each of our reporting units. When a qualitative assessment is performed, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Significant judgment is required in the assessment of qualitative factors including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. To the extent the qualitative factors indicate that there is more than 50% likelihood that the fair value is less than the carrying amount, we compare the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated and we will recognize an impairment loss in an amount equal to the difference. As a result of our 2014 qualitative assessment of goodwill assigned to each of our reporting units, we concluded it was not more likely than not that the fair value of each reporting unit was less than its carrying value, respectively.
There was no impairment of goodwill during 2016, 2015 or 2014.

2016 Form 10-K	69

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Intangible assets
We amortize finite-lived intangible assets over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Straight-line and accelerated(1)	8-17
Marketing assets	Straight-line	3-9
Acquired software and technology	Straight-line and accelerated(2)	5-10
Non-compete agreements	Straight-line	3-5
Database	Straight-line	8

(1)	Certain of the customer relationships are amortized on an accelerated basis.

(2)	Certain of the acquired software and technology assets are amortized on an accelerated basis.
Indefinite-lived intangible assets consist of trade names. We evaluate the estimated useful lives and the potential for impairment of finite and indefinite-lived intangible assets on an annual basis, or more frequently if events or circumstances indicate revised estimates of useful lives may be appropriate or that the carrying amount may not be recoverable. If the carrying amount is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. Substantially all of our intangible assets were acquired in business combinations. There was no impairment of acquired intangible assets during 2016, 2015 or 2014.
Deferred financing costs
Deferred financing costs included in other assets represent the direct third-party costs of entering into the revolving (line-of-credit) portion of our credit facility in February 2014 and portions of the unamortized deferred financing costs from prior facilities. These costs are amortized ratably over the term of the credit facility as interest expense.
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
As discussed below, we now recognize the effect of awards for which the requisite service period is not rendered when the award is forfeited (that is, recognize the effect of forfeitures in compensation cost when they occur). Previously recognized compensation cost for an award is reversed in the period that the award is forfeited. Income tax benefits resulting from the vesting and exercise of stock-based compensation awards are recognized in the period the unit or award is vested or option or right is exercised to the extent expense has been recognized.
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

70	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
We measure and recognize uncertain tax positions. To recognize such positions, we must first determine if it is more likely than not that the position will be sustained upon audit. We must then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Significant judgment is required in the identification and measurement of uncertain tax positions.
Foreign currency
Net assets recorded in a foreign currency are translated at the exchange rate on the balance sheet date. Revenue and expense items are translated using an average of monthly exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income.
Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other expense, net. For the years ended December 31, 2016 and 2014, we recorded insignificant net foreign currency losses. For the year ended December 31, 2015, we recorded an insignificant net foreign currency gain.
Research and development
Research and development costs are expensed as incurred. These costs include human resource costs, stock-based compensation expense, third-party contractor expenses, software development tools and certain other expenses related to researching and developing new solutions, and allocated depreciation, facilities and IT support costs.
Software development costs
We incur certain costs associated with the development of internal-use software, which are primarily related to activities performed to develop our cloud-based solutions. Internal and external costs incurred in the preliminary project stage of internal-use software development are expensed as incurred. Once the software being developed has reached the application development stage, qualifying internal costs including payroll and payroll-related costs of employees who are directly associated with and devote time to the software project as well as external direct costs of materials and services are capitalized. Capitalization ceases at the point at which the developed software is substantially complete and ready for its intended use, which is typically upon completion of all substantial testing. Qualifying costs capitalized during the application development stage include those related to specific upgrades and enhancements when it is probable that those costs incurred will result in additional functionality. Overhead costs, including general and administrative costs, as well as maintenance, training and all other costs associated with post-implementation stage activities are expensed as incurred. In addition, internal costs that cannot be reasonably separated between maintenance and relatively minor upgrades and enhancements are expensed as incurred. Historically, we have also incurred and capitalized costs in connection with the development of certain of our software solutions licensed to customers on a perpetual basis, which are accounted for as costs of software to be sold, leased or otherwise marketed; however, costs capitalized related to those solutions were insignificant as of December 31, 2016 and 2015.
Qualifying capitalized software development costs are amortized on a straight line basis over the software asset's estimated useful life, which is generally three to seven years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairment charges during the year ended December 31, 2016. During the year ended December 31, 2015, we recorded insignificant impairment charges against previously capitalized software development costs. During the year ended December 31, 2014, we recorded impairment charges of $1.6 million against certain previously capitalized software development costs. The charges reduced the carrying value of the certain previously capitalized software development costs to zero and are reflected in research and development expense. The impairment charges resulted from obtaining software solutions through the acquisitions of Smart Tuition in 2015 and WhippleHill in 2014, respectively, and our

2016 Form 10-K	71

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
Accounts receivable are recorded at original invoice amounts less an allowance for doubtful accounts, an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment and the aging of our receivables. A considerable amount of judgment is required in assessing these factors and if any receivables were to deteriorate, an additional provision for doubtful accounts could be required. Accounts are written off after all means of collection are exhausted and recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense.
Below is a summary of the changes in our allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/adjustment	Write-off	Balance at end of year
2016	$4,431	$3,060	$(4,787)	$2,704
2015	4,185	5,834	(5,588)	4,431
2014	5,158	4,407	(5,380)	4,185
Below is a summary of the changes in our allowance for doubtful accounts.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/adjustment	Write-off	Balance at end of year
2016	$512	$499	$(424)	$587
2015	354	699	(541)	512
2014	455	777	(878)	354
Sales commissions
We pay sales commissions at the time contracts with customers are signed or shortly thereafter, depending on the size and duration of the sales contract. To the extent that these commissions relate to revenue not yet recognized, the amounts are recorded as deferred sales commission costs. Subsequently, the commissions are recognized as sales, marketing and customer success expense as the revenue is recognized.
Below is a summary of the changes in our deferred sales commission costs included in prepaid expenses and other current assets.

Years ended December 31, (in thousands)	Balance at beginning of year	Additions	Expense	Balance at end of year
2016	$30,141	$37,553	$(30,235)	$37,459
2015	22,630	55,934	(48,423)	30,141
2014	20,088	24,615	(22,073)	22,630

72	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Advertising costs
We expense advertising costs as incurred, which was $2.3 million, $2.3 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Restructuring costs
Restructuring costs include charges for the costs of exit or disposal activities. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred.
Impairment of long-lived assets
We review long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. No impairment of long-lived assets occurred in 2016. No impairment of long-lived assets occurred in 2015 or 2014 except for the impairment of previously capitalized software development costs discussed above.
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
Recently adopted accounting pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 requires for acquirers in business combinations to recognize adjustments to provisional amounts identified during measurement periods in the reporting periods in which adjusted amounts are determined. The update requires that acquirers record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, resulting from changes in provisional amounts, calculated as if the accounting had been completed at acquisition date. The update also requires separate income statement presentation or note disclosure of amounts recorded in current period earnings by line item that would have been recorded in previous reporting periods if the provisional amount adjustments had been recognized at the acquisition date (requirements to retrospectively account for those adjustments have been eliminated). The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after its effective date, with earlier application permitted for financial statements that have not been issued. We adopted ASU 2015-16 on January 1, 2016 and it did not have a material impact

2016 Form 10-K	73

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

on our consolidated financial statements. See Note 3 to these consolidated financial statements for details of any measurement period adjustments.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We adopted ASU 2015-05 on January 1, 2016 on a prospective basis and it did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We adopted ASU 2015-03 on January 1, 2016 and retrospectively adjusted "other assets" and "debt, net of current portion", which had the effect of reducing each of those respective line items in our December 31, 2015 consolidated balance sheet by approximately $0.5 million.
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled and provides an accounting policy election to account for forfeitures as they occur. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows within operating activities. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the statements of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.
We early adopted ASU 2016-09 during the three months ended September 30, 2016, which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. Upon adoption, we elected to account for forfeitures as they occur using a modified retrospective transition method, which resulted in a cumulative-effect adjustment of $0.9 million to reduce our January 1, 2016 opening retained earnings balance. The following table summarizes the impact to our consolidated balance sheet, including the net amount charged to retained earnings as of January 1, 2016:

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
We elected to retrospectively apply the changes in presentation to the statements of cash flows and no longer classify excess tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $5.5 million and $7.5 million for the years ended December 31, 2015 and 2014, respectively.

74	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The presentation requirements for cash flows related to employee taxes paid for withheld shares increased net cash provided by operating activities and reduced net cash provided by financing activities for the years ended December 31, 2015 and 2014 by $9.4 million and $7.2 million, respectively, as such cash flows were historically presented within operating cash flows.
Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $7.7 million for the year ended December 31, 2016. The adoption of ASU 2016-09 impacted our previously reported quarterly results for fiscal year 2016 as follows:

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
Recently issued accounting pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted, and applied prospectively. We do not expect ASU 2017-04 to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business ("ASU 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, and applied prospectively. We are currently evaluating the impact of adopting this standard.

2016 Form 10-K	75

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash ("ASU 2016-18"), which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. We are currently evaluating the impact of this standard on our consolidated statements of cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will require lessees to record most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current guidance. The updated guidance also eliminates certain real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. Upon adoption, entities will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. We expect ASU 2016-02 will impact our consolidated financial statements and are currently evaluating the extent of the impact that implementation of this standard will have on adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. ASU 2014-09 is effective for us beginning in the first quarter of 2018 and we have not selected a transition method. We are currently evaluating the impact that the adoption of ASU 2014-9 will have on our consolidated financial statements and related disclosures. As a result of our evaluation to date, we expect that ASU 2014-09 will generally result in a longer deferral of commissions expense as compared with our current amortization periods for such costs. In addition, we expect changes in the allocation of transactions prices for contracts where we sell perpetual software licenses as ASU 2014-09 requires that the transaction price in a contract be allocated based on relative standalone selling prices of the separate performance obligations. We also anticipate incremental disclosures, including, but not limited to, quantitative reconciliations of opening and closing balances of contract assets and liabilities, the value of remaining performance obligations at the end of each reporting period, and disaggregation of revenue.

3. Business Combinations
2016 Acquisition
Attentive.ly
On July 11, 2016, we acquired all of the outstanding equity, including all voting equity interests of Good+Geek, Inc., a Delaware corporation doing business as "Attentive.ly." Attentive.ly provides social media capabilities allowing organizations to conduct social listening, identify key influencers and drive engagement through its cloud solution. The acquisition accelerates our ability to deliver these capabilities to our customers. We acquired Attentive.ly for $3.9 million in cash, net of closing adjustments. Of that purchase price, $1.3 million was allocated to the acquired finite-lived intangible technology asset, which will be amortized over its estimated useful life of five years. The estimated amount of goodwill arising from the acquisition that was assigned to the General Markets Business Unit ("GMBU") reporting segment and the Enterprise Customer Business Unit ("ECBU") reporting segment was $1.4 million and $0.8 million, respectively. None of the goodwill is deductible for tax purposes. The carrying amounts of all other assets acquired and liabilities assumed are insignificant and approximate their estimated fair values. The assets and liabilities recorded for the acquisition of Attentive.ly were based on preliminary valuations and the estimates and assumptions are subject to change as we obtain additional information

76	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities pending finalization include the valuation of acquired intangible assets and as well as the evaluation of amounts recorded for deferred income taxes. During the year ended December 31, 2016, we incurred insignificant acquisition-related expenses associated with the acquisition of Attentive.ly, which were recorded in general and administrative expense. We included the operating results of Attentive.ly, which are insignificant, in our consolidated financial statements from the date of acquisition. We do not expect this business combination to have a material effect on our consolidated financial position, results of operations or cash flows. We determined that the Attentive.ly acquisition was not a material business combination; therefore, pro forma disclosures have not been presented.
2015 Acquisition
Smart Tuition
On October 2, 2015, we completed our acquisition of all of the outstanding equity, including all voting equity interests, of Smart, LLC (“Smart Tuition”). Smart Tuition is a leading provider of payment software and services for private schools and parents. The acquisition of Smart Tuition further expanded our offerings in the K-12 technology sector. We acquired Smart Tuition for $187.3 million in cash, net of closing adjustments including an adjustment of approximately $0.5 million during the three months ended March 31, 2016. We received the proceeds from these closing adjustments during the three months ended June 30, 2016. On October 2, 2015, we drew down a $186.0 million revolving credit loan under our 2014 Credit Facility (as defined in Note 9 below) to finance the acquisition of Smart Tuition. As a result of the acquisition, Smart Tuition has become a wholly-owned subsidiary of ours. We included the operating results of Smart Tuition in our consolidated financial statements within our GMBU reporting segment from the date of acquisition. For the year ended December 31, 2016, Smart Tuition's total revenue included in our consolidated financial statements was $39.8 million. Because we have integrated the operations of Smart Tuition into ours, it is impracticable to determine the operating income attributable solely to the acquired business.
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
The estimated fair value of accounts receivable acquired approximates the contractual value of $2.8 million. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of Smart Tuition, all of which was assigned to our GMBU reporting segment. Approximately $86.3 million of the goodwill arising in the acquisition is deductible for income tax purposes. We finalized the purchase price allocation for Smart Tuition, including the valuation of assets acquired and liabilities assumed, during the third quarter of 2016. All measurement period adjustments recorded were insignificant.

2016 Form 10-K	77

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The Smart Tuition acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired	Weighted average amortization period
	(in thousands)	(in years)
Customer relationships	$72,300	17
Marketing assets	1,200	3
Acquired technology	22,100	7
Non-compete agreements	2,200	5
Total intangible assets	$97,800	14
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

	Years ended December 31,
(dollars in thousands, except per share amounts)	2015	2014
Revenue	$666,131	$587,459
Net income	$26,334	$17,952
Basic earnings per share	$0.58	$0.40
Diluted earnings per share	$0.57	$0.39
2014 Acquisitions
MicroEdge
On October 1, 2014, we completed our acquisition of all of the outstanding equity, including all voting equity interests of MicroEdge Holdings, LLC (“MicroEdge”). MicroEdge is a provider of software solutions that enable the worldwide giving community to organize, simplify and measure their acts of charitable giving. The acquisition of MicroEdge expanded our offerings in the philanthropic giving sector with its comprehensive solutions for grant-making, corporate social responsibility and foundation management. We acquired MicroEdge for an aggregate purchase price of $159.8 million in cash. As a result of the acquisition, MicroEdge has become a wholly-owned subsidiary of ours. The operating results of MicroEdge have been included in our consolidated financial statements from the date of acquisition within the ECBU. Because we have integrated the operations of MicroEdge into ours, it is impracticable to determine the revenue and operating income attributable solely to the acquired business. We financed the acquisition of MicroEdge through cash on hand and borrowings of $140.0 million under our existing credit facility.

78	2016 Form 10-K

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

Year ended December 31,
(in thousands, except per share amounts)	2014
Revenue	$592,930
Net income	$26,944
Basic earnings per share	$0.60
Diluted earnings per share	$0.59
WhippleHill
On June 16, 2014, we acquired all of the outstanding stock of WhippleHill Communications, Inc. (“WhippleHill”), a privately held company based in New Hampshire, for $35.0 million in cash. WhippleHill is a provider of cloud-based solutions designed exclusively to serve K-12 private schools. The acquisition of WhippleHill expanded our offerings in the K-12 technology sector. The operating results of WhippleHill have been included in our consolidated financial statements from the date of acquisition. Because we have integrated the operations of WhippleHill into ours, it is impracticable to determine the revenue and operating income attributable solely to the acquired business.
We determined that the WhippleHill acquisition was a non-material business combination. As such, pro forma disclosures are not required and are not presented.

4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2016	2015	2014
Numerator:
Net income	$41,515	$25,649	$28,290
Denominator:
Weighted average common shares	46,132,389	45,623,854	45,215,138
Add effect of dilutive securities:
Stock-based awards	1,184,149	874,850	584,736
Weighted average common shares assuming dilution	47,316,538	46,498,704	45,799,874
Earnings per share:
Basic	$0.90	$0.56	$0.63
Diluted	$0.88	$0.55	$0.62

Anti-dilutive shares excluded from calculations of diluted earnings per share	7,339	18,554	23,159

2016 Form 10-K	79

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

5. Fair Value Measurements
Recurring fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of December 31, 2016
Financial assets:
Derivative instruments(1)	$—	$206	$—	$206
Total financial assets	$—	$206	$—	$206

Fair value as of December 31, 2016
Financial liabilities:
Derivative instruments(1)	$—	$163	$—	$163
Total financial liabilities	$—	$163	$—	$163

Fair value as of December 31, 2015
Financial assets:
Derivative instruments(1)	$—	$406	$—	$406
Total financial assets	$—	$406	$—	$406

Fair value as of December 31, 2015
Financial liabilities:
Derivative instruments(1)	$—	$438	$—	$438
Total financial liabilities	$—	$438	$—	$438

(1)
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents, donor restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and donations payable approximate their fair values at December 31, 2016 and December 31, 2015, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at December 31, 2016 and December 31, 2015, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the years ended December 31, 2016, 2015 and 2014. Additionally, we did not hold any Level 3 assets or liabilities during the years ended December 31, 2016, 2015 and 2014.
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

80	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.
There were no non-recurring fair value adjustments to intangible assets and goodwill during 2016, 2015 and 2014 except for certain business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date (as disclosed in Note 3 to these consolidated financial statements) from updated estimates and assumptions during the measurement period. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

6. Property and Equipment and Software Development Costs
Property and equipment
Property and equipment consisted of the following, as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2016	2015
Equipment	3 - 5	$2,403	$3,868
Computer hardware	3 - 5	81,260	77,668
Computer software	3 - 5	31,604	26,457
Construction in progress	-	2,972	2,337
Furniture and fixtures	5 - 7	7,989	7,146
Leasehold improvements	Lesser of lease term or 10 years	19,942	17,171
Total property and equipment		146,170	134,647
Less: accumulated depreciation		(95,901)	(81,996)
Property and equipment, net		$50,269	$52,651
Depreciation expense was $19.8 million, $18.5 million, and $17.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Property and equipment, net of depreciation, under capital leases at December 31, 2016 and 2015 was insignificant.
Software development costs
Software development costs consisted of the following, as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2016	2015
Software development costs	3 - 7	$55,126	$28,767
Less: accumulated amortization		(17,544)	(9,216)
Software development costs, net		$37,582	$19,551
Amortization expense related to software development costs was $8.3 million, $5.4 million, and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in both cost of subscriptions, primarily, and to a lesser extent, cost of license fees.

2016 Form 10-K	81

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

7. Goodwill and Other Intangible Assets
The change in goodwill for each reportable segment (as defined in Note 16) during 2016 consisted of the following:

(dollars in thousands)	ECBU	GMBU	IBU	Total
Balance at December 31, 2015	$240,494	$190,976	$4,979	$436,449
Additions related to current year business combination	840	1,444	58	2,342
Adjustments related to prior year business combination	—	(182)	—	(182)
Effect of foreign currency translation	—	—	(369)	(369)
Balance at December 31, 2016	$241,334	$192,238	$4,668	$438,240
We have recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization as of:

	December 31,
(dollars in thousands)	2016	2015
Finite-lived gross carrying amount
Customer relationships	$248,287	$247,462
Marketing assets	16,187	16,187
Acquired software and technology	147,269	148,615
Non-compete agreements	3,493	3,402
Database	4,275	4,378
Total finite-lived gross carrying amount	419,511	420,044
Accumulated amortization
Customer relationships	(77,983)	(57,748)
Marketing assets	(9,826)	(7,753)
Acquired software and technology	(74,975)	(57,548)
Non-compete agreements	(1,553)	(864)
Database	(4,093)	(4,061)
Total accumulated amortization	(168,430)	(127,974)
Indefinite-lived gross carrying amount
Marketing assets	2,595	2,602
Intangible assets, net	$253,676	$294,672
Changes to the gross carrying amounts of intangible asset classes during 2016 were related to our business acquisitions as described in Note 3 of these financial statements and the effect of foreign currency translation.
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

82	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table summarizes amortization expense of our finite-lived intangible assets:

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Included in cost of revenue:
Cost of subscriptions	$31,270	$23,075	$20,239
Cost of maintenance	5,327	4,162	772
Cost of services	2,621	2,382	2,910
Cost of license fees and other	340	368	424
Total included in cost of revenue	39,558	29,987	24,345
Included in operating expenses	2,840	2,231	1,803
Total amortization of intangibles from business combinations	$42,398	$32,218	$26,148
The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of December 31, 2016:

Years ending December 31, (dollars in thousands)	Amortization expense
2017	$41,711
2018	40,001
2019	36,541
2020	27,975
2021	21,062
Total	$167,290

8. Consolidated Financial Statement Details
Prepaid expenses and other assets

(dollars in thousands)	December 31, 2016	December 31, 2015
Deferred sales commissions	$37,459	$30,141
Prepaid software maintenance	18,130	15,308
Taxes, prepaid and receivable	4,111	9,121
Deferred professional services costs	1,722	3,603
Deferred tax asset	2,379	2,869
Prepaid royalties	1,373	1,767
Other assets	5,664	6,758
Total prepaid expenses and other assets	70,838	69,567
Less: Long-term portion	22,524	20,901
Prepaid expenses and other current assets	$48,314	$48,666

2016 Form 10-K	83

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Accrued expenses and other liabilities

(dollars in thousands)	December 31, 2016	December 31, 2015
Accrued bonuses	$19,217	$24,591
Accrued commissions and salaries	9,352	8,391
Taxes payable	3,452	3,923
Deferred rent liabilities	4,110	4,070
Lease incentive obligations	5,604	4,734
Unrecognized tax benefit	3,295	3,147
Customer credit balances	5,148	3,515
Accrued vacation costs	2,214	2,446
Accrued health care costs	1,495	2,356
Other liabilities	8,842	7,911
Total accrued expenses and other liabilities	62,729	65,084
Less: Long-term portion	8,533	7,623
Accrued expenses and other current liabilities	$54,196	$57,461
Deferred revenue

(dollars in thousands)	December 31, 2016	December 31, 2015
Subscriptions	$144,606	$122,524
Maintenance	76,803	85,901
Services	29,039	28,517
License fees and other	492	393
Total deferred revenue	250,940	237,335
Less: Long-term portion	6,440	7,119
Deferred revenue, current portion	$244,500	$230,216
Other expense, net

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Interest income	$581	$155	$59
Loss on sale of business	—	(1,976)	—
Loss on debt extinguishment and termination of derivative instruments(1)	—	—	(996)
Other (expense) income, net	(872)	134	(182)
Other expense, net	$(291)	$(1,687)	$(1,119)

(1)	See Notes 9 and 10 to these consolidated financial statements for details of the loss on debt extinguishment and termination of derivative instruments.

84	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

9. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Credit facility:
Revolving credit loans	$180,900	$242,900	2.36%	2.15%
Term loans	162,969	167,344	2.62%	2.51%
Total debt	343,869	410,244	2.48%	2.30%
Less: Unamortized debt discount	1,476	2,157
Less: Debt, current portion	4,375	4,375	2.50%	2.11%
Debt, net of current portion	$338,018	$403,712	2.48%	2.30%
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
In connection with our entry into the 2014 Credit Facility, we paid $2.5 million in financing costs, of which $1.1 million were capitalized and, together with a portion of the unamortized deferred financing costs from the 2012 Credit Facility and prior facilities, are being amortized into interest expense ratably over the term of the new facility. As of December 31, 2016 and December 31, 2015, deferred financing costs totaling $0.6 million and $0.9 million, respectively, were included in other assets on our consolidated balance sheets.
Summary of the 2014 Credit Facility
The 2014 Credit Facility is secured by the stock and limited liability company interests of certain of our subsidiaries and is guaranteed by our material domestic subsidiaries.

2016 Form 10-K	85

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
We also pay a quarterly commitment fee on the unused portion of the 2014 Revolving Facility from 0.15% to 0.225% per annum, depending on our net leverage ratio. At December 31, 2016, the commitment fee was 0.225%.
The term loan under the 2014 Credit Facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2014 Credit Facility.
The 2014 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At December 31, 2016, we were in compliance with our debt covenants under the 2014 Credit Facility.
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
On October 2, 2015, we drew down a $186.0 million revolving credit loan under the 2014 Credit Facility to finance the acquisition of Smart Tuition.
As of December 31, 2016, the required annual maturities related to the 2014 Credit Facility were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2017	$4,375
2018	4,375
2019	335,119
2020	—
2021	—
Thereafter	—
Total required maturities	$343,869

86	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
The fair values of our derivative instruments were as follows as of:

(dollars in thousands)	Balance sheet location	December 31, 2016	December 31, 2015
Derivative instruments designated as hedging instruments:
Interest rate swap, long-term portion	Other assets	$206	$406
Total derivative instruments designated as hedging instruments		$206	$406
		December 31, 2016	December 31, 2015
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$—	$2
Interest rate swaps, long-term portion	Other liabilities	163	436
Total derivative instruments designated as hedging instruments		$163	$438

2016 Form 10-K	87

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	December 31, 2016		Year ended December 31, 2016
Interest rate swaps	$42	Interest expense	$(1,106)

	December 31, 2015		Year ended December 31, 2015
Interest rate swaps	$(31)	Interest expense	$(1,569)

	December 31, 2014		Year ended December 31, 2014
Interest rate swaps	$(268)	Interest expense	$(1,215)
Interest rate swaps	—	Loss on debt extinguishment and termination of derivative instruments	(587)
Total	$(268)		$(1,802)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated net amount of losses that are recorded in accumulated other comprehensive loss as of December 31, 2016 that is expected to be reclassified into earnings within the next twelve months is insignificant. There were no ineffective portions of our interest rate swap derivatives during the years ended December 31, 2016, 2015 and 2014. See Note 14 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.

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
We have a lease for office space in Austin, Texas which terminates on September 30, 2023, and has two five-year renewal options. The current annual base rent of the lease is $2.8 million. The base rent escalates annually between 2% and 4% based on the terms of the agreement. The rent expense is recorded on a straight-line basis over the length of the lease term. At December 31, 2016, we had a standby letter of credit of $2.0 million for a security deposit for this lease.
We have provisions in our leases that entitle us to aggregate remaining leasehold improvement allowances of $5.1 million as of December 31, 2016. These amounts are being recorded as a reduction to rent expense ratably over the terms of the leases. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.

88	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

We have also received quarterly South Carolina state incentive payments as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts are recorded as a reduction of rent expense upon receipt and were $2.9 million, $2.3 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. These quarterly state incentive payments related to our current headquarters facility ended in 2016.
Total rent expense was $11.7 million, $10.3 million and $9.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Lease for New Headquarters Facility
In May 2016, we entered into a lease agreement for a new headquarters facility to be built in Charleston, South Carolina (the "New Headquarters Facility"). The landlord is responsible for the design, development and construction of the New Headquarters Facility. Construction of the New Headquarters Facility will proceed in two phases. Phase One will include a building with approximately 172,000 rentable square feet, which is expected to be completed in the first quarter of 2018. The lease agreement also grants us a Phase Two option to request that the landlord construct and lease to us a second office building and related improvements. Total rent payments and leasehold improvement allowances for Phase One are estimated to be approximately $102.1 million and $12.9 million, respectively, over the life of the lease agreement, plus additional amounts for Phase Two, if applicable. The lease agreement is for a period of twenty years beginning on the date of substantial completion of construction by the landlord, which is estimated to be in the first quarter of 2018, and ending in the first quarter of 2038. The lease agreement provides for four renewal periods of five years each at a base rent equal to the then prevailing market rate for comparable buildings. We expect to receive quarterly South Carolina state incentive payments as a result of locating our new headquarters facility in Berkeley County, South Carolina, which will be recorded as a reduction of rent expense upon receipt.
As of December 31, 2016, the future minimum lease commitments related to lease agreements, net of related lease incentives, were as follows:

Years ending December 31, (dollars in thousands)	Operating leases(1)
2017	$16,085
2018	17,103
2019	16,004
2020	15,461
2021	14,724
Thereafter	95,385
Total minimum lease payments	$174,762

(1)
Our future minimum lease commitments related to operating leases do not include payments related to Phase Two of our New Headquarters Facility, as that option had not been exercised as of December 31, 2016.

Other commitments
As discussed in Note 9 to these consolidated financial statements, the term loans under the 2014 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019.
We utilize third-party technology in conjunction with our solutions, services and operations with contractual arrangements varying in length from one to five years. In certain cases, these arrangements require a minimum annual purchase commitment. As of December 31, 2016, the remaining aggregate minimum purchase commitment under these arrangements was approximately $38.2 million through 2021.
Solution and service indemnifications
In the ordinary course of business, we provide certain indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our solutions or services. If we determine

2016 Form 10-K	89

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
Legal contingencies
We are subject to legal proceedings and claims that arise in the ordinary course of business. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2016, in our opinion, there was not at least a reasonable possibility that these actions arising in the ordinary course of business will have a material adverse effect upon our consolidated financial position, results of operations or cash flows and, therefore, no material loss contingencies were recorded.

12. Income Taxes
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the United Kingdom, Australia and Ireland. We are generally subject to U.S. federal income tax examination for calendar tax years 2013 through 2016 as well as state and foreign income tax examinations for various years depending on statutes of limitations of those jurisdictions.
The following summarizes the components of income tax expense:

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Current taxes:
U.S. Federal	$4,655	$5,890	$5,757
U.S. State and local	1,670	2,215	2,158
International	53	33	(21)
Total current taxes	6,378	8,138	7,894
Deferred taxes:
U.S. Federal	2,544	2,702	4,725
U.S. State and local	304	585	(1,329)
International	185	(122)	(346)
Total deferred taxes	3,033	3,165	3,050
Total income tax provision	$9,411	$11,303	$10,944

90	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following summarizes the components of income before provision for income taxes:

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
U.S.	$49,320	$37,523	$39,638
International	1,606	(571)	(404)
Income before provision for income taxes	$50,926	$36,952	$39,234
A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate our income tax provision is as follows:

	Years ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	4.1	5.7	3.2
Change in state income tax rate applied to deferred tax balances	0.2	2.1	(1.1)
Fixed assets	—	(0.1)	(0.3)
Unrecognized tax benefit	0.2	(1.1)	(2.9)
State credits, net of federal benefit	(0.1)	6.0	(1.0)
Change in valuation reserve (primarily state credit reserves)	(1.6)	(8.6)	1.3
Federal credits generated	(6.2)	(6.1)	(4.7)
Foreign tax rate	(0.4)	(0.7)	(0.1)
Acquisition costs	0.1	0.1	0.6
Section 162(m) limitation	1.7	0.1	0.4
Loss from sale of foreign subsidiary	—	1.9	—
Domestic production activities deduction	(1.2)	(1.8)	(1.2)
Stock-based compensation	(13.6)	—	—
Other	0.3	(1.9)	(1.3)
Income tax provision effective rate	18.5%	30.6%	27.9%
As discussed in Note 2 to these consolidated financial statements, we early adopted ASU 2016-09 relating to stock-based compensation in 2016. Under ASU 2016-09, tax benefits in excess of compensation costs (windfalls) generated upon the exercise or settlement of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense. This change in accounting for income taxes is effective on a prospective basis as of the beginning of the 2016 fiscal year. Upon adoption of ASU 2016-09 in 2016, we recorded a benefit to tax expense of $7.7 million. We recorded excess tax benefits from the exercise and vesting of stock-based compensation of $5.5 million and $7.5 million in additional paid-in capital during the years ended December 31, 2015 and 2014, respectively.
A portion of our South Carolina credit carryforward expired in 2015 and 2016 and this is reflected in the rate increase for state credits, net of federal benefit. This increase was offset by the release of the related state credit valuation reserve and additional state research credits generated in 2015 and 2016, which are reflected in the rate decrease for change in valuation reserve.

2016 Form 10-K	91

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in thousands)	2016	2015
Deferred tax assets relating to:
Federal and state and foreign net operating loss carryforwards	$12,906	$13,913
Federal, state and foreign tax credits	9,924	10,464
Intangible assets	652	449
Stock-based compensation	11,480	7,848
Accrued bonuses	7,426	9,335
Deferred revenue	5,371	6,049
Allowance for doubtful accounts	1,294	780
Other	6,781	6,593
Total deferred tax assets	55,834	55,431
Deferred tax liabilities relating to:
Intangible assets	(44,885)	(49,559)
Fixed assets	(9,200)	(10,323)
Other	(21,934)	(12,765)
Total deferred tax liabilities	(76,019)	(72,647)
Valuation allowance	(6,994)	(7,911)
Net deferred tax liability	$(27,179)	$(25,127)
As of December 31, 2016, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $28.8 million, $6.4 million and $36.5 million, respectively. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2028 and the state net operating loss carryforwards will expire over various periods beginning in 2017. Our foreign net operating loss carryforwards have an unlimited carryforward period. Our federal and foreign tax credit carryforwards for income tax purposes were insignificant. Our state tax credit carryforwards for income tax purposes were approximately $9.9 million, net of federal benefit. If not utilized, the state tax credit carryforwards will begin to expire in 2017. A portion of the foreign and state net operating loss carryforwards and state credit carryforwards have a valuation reserve due to management's uncertainty regarding the future ability to use such carryforwards.
The following table illustrates the change in our deferred tax asset valuation allowance:

Years ended December 31,	Balance at beginning of year	Acquisition related change	Charges to expense	Balance at end of year
(dollars in thousands)
2016	$7,911	$—	$(917)	$6,994
2015	11,161	—	(3,250)	7,911
2014	11,042	—	119	11,161

92	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table sets forth the change to our unrecognized tax benefit for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Balance at December 31, 2015	$3,024	$3,564	$3,698
Increases from prior period positions	23	129	195
Decreases in prior year positions	(17)	(651)	(102)
Increases from current period positions	358	257	1,046
Settlements (payments)	—	(274)	—
Lapse of statute of limitations	(243)	(1)	(1,273)
Balance at December 31, 2016	$3,145	$3,024	$3,564
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $2.4 million at December 31, 2016. Certain prior period amounts relating to our 2014 acquisitions are covered under indemnification agreements and, therefore, we have recorded a corresponding indemnification asset. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2016 and December 31, 2015 was insignificant. The total amount of interest and penalties included in the consolidated statements of comprehensive income as an increase or decrease in income tax expense for 2016, 2015 and 2014 was insignificant.
We have taken federal and state tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2016 was insignificant.
For our undistributed earnings of foreign subsidiaries, which we do not consider to be significant, we concluded that these earnings would be permanently reinvested in the local jurisdictions and not repatriated to the United States. Accordingly, we have not provided for U.S. federal income taxes and foreign withholding taxes on those undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the amount that might be payable if some or all of such earnings were to be remitted.

13. Stock-based Compensation
Employee stock-based compensation plans
Under the 2016 Equity and Incentive Compensation Plan (the "2016 Equity Plan"), we may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards and cash incentive awards to employees, directors and consultants. We maintain other stock-based compensation plans including the 2008 Equity Incentive Plan (the “2008 Equity Plan”) and the 2004 Stock Plan, under which no additional grants may be made, and the 2009 Equity Compensation Plan for Employees from Acquired Companies, under which we may grant shares of common stock to employees pursuant to employment contracts or other arrangements entered into in connection with past and future acquisitions.
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

2016 Form 10-K	93

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The total number of authorized stock-based awards available under our plans was 7,014,287 as of December 31, 2016. We issue common stock from our pool of authorized stock upon exercise of stock options and stock appreciation rights, vesting of restricted stock units or upon granting of restricted stock.
Historically, we have issued four types of awards under these plans: restricted stock awards, restricted stock units, stock appreciation rights and stock options. The following table sets forth the number of awards outstanding for each award type as of:

	Outstanding at December 31,
Award type	2016	2015
Restricted stock awards	1,178,592	1,096,839
Restricted stock units	465,395	396,198
Stock appreciation rights	469,075	757,203
Stock options	3,502	4,745
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
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Years ended December 31,
(in thousands)	2016	2015	2014
Included in cost of revenue:
Cost of subscriptions	$1,168	$1,130	$687
Cost of maintenance	508	420	689
Cost of services	1,621	1,944	2,229
Total included in cost of revenue	3,297	3,494	3,605
Included in operating expenses:
Sales, marketing and customer success	3,844	2,979	2,147
Research and development	6,467	4,865	3,264
General and administrative	19,030	13,908	8,329
Total included in operating expenses	29,341	21,752	13,740
Total stock-based compensation expense	$32,638	$25,246	$17,345
The total amount of compensation cost related to unvested awards not recognized was $52.5 million at December 31, 2016. It is expected that this amount will be recognized over a weighted average period of 1.8 years.

94	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Restricted stock awards
We have granted shares of common stock subject to certain restrictions under the 2016 Equity Plan, the 2008 Equity Plan and the 2004 Stock Plan. Restricted stock awards granted to employees vest in equal annual installments generally over four years from the grant date subject to the recipient’s continued employment with us. Restricted stock awards granted to non-employee directors vest after one year from the date of grant or, if earlier, immediately prior to the next annual election of directors, provided the non-employee director is serving as a director at that time. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to vote such shares and receive dividends.
The following table summarizes our unvested restricted stock awards as of December 31, 2016, and changes during the year then ended:

Restricted stock awards	Restricted stock awards	Weighted average grant-date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2016	1,096,839	$43.28
Granted	574,309	53.59
Vested	(375,413)	38.70
Forfeited	(117,143)	46.05
Unvested at December 31, 2016	1,178,592	49.49	8.2	$75,430

(1)	The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock awards that vested during the years ended December 31, 2016, 2015 and 2014 was $14.5 million, $10.6 million and $10.5 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2015 and 2014 was $48.82 and $37.89, respectively.
Restricted stock units
We have also granted restricted stock units subject to certain restrictions under the 2016 Equity Plan and the 2008 Equity Plan. In addition, we assumed restricted stock units in connection with the Convio acquisition. Restricted stock units granted to employees vest in equal annual installments generally over three years from the grant date subject to the recipient’s continued employment with us. We have also granted restricted stock units for which vesting is subject to meeting certain performance and/or market conditions. Restricted stock units granted with a market condition had a fair market value assigned at the grant date based on the use of a Monte Carlo simulation model. The fair market value of the stock at the time of the grant is amortized to expense on a straight-line basis over the period of vesting except for awards with market or performance conditions, which are amortized on an accelerated basis over the period of vesting.

2016 Form 10-K	95

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table summarizes our unvested restricted stock units as of December 31, 2016, and changes during the year then ended:

Restricted stock units	Restricted stock units	Weighted average grant-date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2016	396,198	$40.51
Granted	276,499	51.98
Forfeited	(33,274)	47.20
Expired	(3,500)	23.13
Vested	(170,528)	39.04
Unvested at December 31, 2016	465,395	47.51	7.5	$29,785

(1)	The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock units that vested during the years ended December 31, 2016, 2015 and 2014 was $6.7 million, $3.9 million, and $1.4 million, respectively. The weighted average grant date fair value of restricted stock units granted for the years ended December 31, 2015 and 2014 was $45.15 and $33.38, respectively.
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
The following table summarizes our outstanding SARs as of December 31, 2016, and changes during the year then ended:

Stock appreciation rights	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at January 1, 2016	757,203	$24.27
Exercised	(284,424)	25.29
Forfeited	(3,704)	27.92
Outstanding at December 31, 2016	469,075	23.63	2.6	$18,938
Unvested and expected to vest at December 31, 2016	8,610	29.17	3.3	300
Vested and exercisable at December 31, 2016	460,465	23.52	2.6	18,638

(1)	The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares.
There have been no new SARs granted since 2013. The total intrinsic value of SARs exercised during the years ended December 31, 2016, 2015 and 2014 was $10.7 million, $5.2 million, and $5.0 million, respectively. The total fair value of SARs that vested during the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $1.9 million, and $2.5 million, respectively. SARs granted with a market condition had a fair market value assigned at the grant date based on the use of a Monte Carlo simulation model. All other SARs granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model.

96	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Stock options
The following table summarizes our outstanding stock options as of December 31, 2016, and changes during the year then ended:

Stock options	Stock options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at January 1, 2016	4,745	$11.60
Exercised	(1,243)	12.61
Outstanding at December 31, 2016	3,502	11.25	1.8	$185
Vested and exercisable at December 31, 2016	3,502	11.25	1.8	185

(1)	The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares.
There have been no new stock option awards granted since 2005. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was insignificant. The total fair value of stock options that vested during the years ended December 31, 2016, 2015 and 2014 was insignificant. All outstanding stock options granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model.

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
The following table provides information with respect to quarterly dividends paid on common stock during the year ended December 31, 2016.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 9, 2016	$0.12	February 26	March 15
April 27, 2016	0.12	May 27	June 15
August 1, 2016	0.12	August 26	September 15
November 1, 2016	0.12	November 23	December 15
On February 8, 2017, our Board of Directors declared a first quarter dividend of $0.12 per share payable on March 15, 2017 to stockholders of record on February 28, 2017.
Stock repurchase program
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. The program does not have an expiration date. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions

2016 Form 10-K	97

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

and other factors. Under the 2014 Credit Facility, we also have restrictions on our ability to repurchase shares of our common stock.
We account for purchases of treasury stock under the cost method. The remaining amount available to purchase stock under the stock repurchase program was $50.0 million as of December 31, 2016.
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Years ended December 31,
(in thousands)	2016	2015	2014
Accumulated other comprehensive loss, beginning of period	$(825)	$(1,032)	$(1,385)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive loss balance, beginning of period	$(19)	$(164)	$(256)
Other comprehensive income (loss) before reclassifications, net of tax effects of $406, $514 and $644	(626)	(818)	(999)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,106	1,569	1,215
Amounts reclassified from accumulated other comprehensive loss to loss on debt extinguishment and termination of derivative instruments	—	—	587
Tax benefit included in provision for income taxes	(436)	(606)	(711)
Total amounts reclassified from accumulated other comprehensive loss	670	963	1,091
Net current-period other comprehensive income	44	145	92
Accumulated other comprehensive income (loss) balance, end of period	$25	$(19)	$(164)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(806)	$(868)	$(1,129)
Translation adjustments	324	62	261
Accumulated other comprehensive loss balance, end of period	(482)	(806)	(868)
Accumulated other comprehensive loss, end of period	$(457)	$(825)	$(1,032)

15. Defined Contribution Plan
We have a defined contribution plan 401(k) (the 401K Plan) covering substantially all employees. Employees can contribute between 1% and 30% of their salaries in 2016, 2015 and 2014, and we match 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at our discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2016, 2015 and 2014 were $7.6 million, $5.3 million and $5.6 million, respectively. There were no discretionary contributions by us to the 401K Plan in 2016, 2015 and 2014.

98	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

16. Segment Information
As of December 31, 2016, our reportable segments were the GMBU, the ECBU, and the IBU. Following is a description of each reportable segment:

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
Summarized reportable segment financial results, were as follows:

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Revenue by segment:
GMBU	$383,319	$313,935	$270,637
ECBU	302,968	279,897	245,119
IBU	42,539	41,997	47,068
Other(1)	1,989	2,111	1,597
Total revenue	$730,815	$637,940	$564,421
Segment operating income(2):
GMBU	$185,539	$156,876	$139,310
ECBU	154,415	137,162	121,285
IBU	4,014	5,404	4,291
Other(1)	(106)	(120)	1,585
	343,862	299,322	266,471
Less:
Corporate unallocated costs(3)	(207,026)	(195,146)	(176,614)
Stock-based compensation costs	(32,638)	(25,246)	(17,345)
Amortization expense	(42,398)	(32,218)	(26,148)
Interest expense	(10,583)	(8,073)	(6,011)
Other expense, net	(291)	(1,687)	(1,119)
Income before provision for income taxes	$50,926	$36,952	$39,234

(1)	Other includes revenue and the related costs from the sale of solutions and services not directly attributable to a reportable segment.

(2)	Segment operating income includes direct, controllable costs related to the sale of solutions and services by the reportable segment.

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

2016 Form 10-K	99

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Revenue by solution and service group for each of our reportable segments was as follows:

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
GMBU revenue:
Subscriptions	$238,177	$167,010	$125,223
Maintenance	77,068	83,974	86,840
Services	62,884	56,294	48,814
License fees and other	5,190	6,657	9,760
Total GMBU revenue	$383,319	$313,935	$270,637
ECBU revenue:
Subscriptions	$171,279	$147,719	$121,484
Maintenance	57,290	56,196	45,069
Services	67,875	66,741	67,756
License fees and other	6,524	9,241	10,810
Total ECBU revenue	$302,968	$279,897	$245,119
IBU revenue:
Subscriptions	$19,363	$16,885	$16,703
Maintenance	12,588	13,631	15,509
Services	8,931	9,943	11,801
License fees and other	1,657	1,538	3,055
Total IBU revenue	$42,539	$41,997	$47,068
Other revenue:
Subscriptions	$168	$145	$25
Maintenance	—	—	—
Services	—	—	—
License fees and other	1,821	1,966	1,572
Total Other revenue	$1,989	$2,111	$1,597
Total consolidated revenue	$730,815	$637,940	$564,421
We generate a portion of our revenue from foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable, long-lived assets by geographic region based on the location of the assets.

(dollars in thousands)	United States	Total Foreign	Total
Revenue from external customers:
2016	$660,339	$70,476	$730,815
2015	570,519	67,421	637,940
2014	491,731	72,690	564,421
Property and equipment:
December 31, 2016	$47,663	$2,606	$50,269
December 31, 2015	49,682	2,969	52,651
It is impracticable for us to identify our total assets by segment.

100	2016 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

17. Quarterly Results (Unaudited)

(dollars in thousands, except per share data)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$198,305	$183,063	$180,191	$169,256
Gross profit	105,903	99,746	96,579	89,367
Income from operations	24,024	13,540	13,624	10,612
Income before provision for income taxes	21,372	10,884	10,838	7,832
Net income	17,284	8,934	9,060	6,237
Earnings per share
Basic	$0.37	$0.19	$0.20	$0.14
Diluted	0.36	0.19	0.19	0.13

(dollars in thousands, except per share data)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$175,877	$158,811	$156,259	$146,993
Gross profit	90,661	84,638	82,829	75,181
Income from operations	10,271	13,968	14,461	8,012
Income before provision for income taxes	7,255	12,344	11,314	6,039
Net income	6,411	7,911	7,042	4,285
Earnings per share
Basic	$0.14	$0.17	$0.15	$0.09
Diluted	0.14	0.17	0.15	0.09
Note: The individual amounts for each quarter may not sum to full year totals due to rounding.
The results of operations of acquired companies are included in the consolidated results of operations from the date of their respective acquisition as described in Note 3 of these consolidated financial statements. In addition, we completed the sale of a business in 2015 as discussed in Note 18 of these consolidated financial statements.
Our early adoption of ASU 2016-09 impacted the 2016 fiscal year amounts previously reported for both the three months ended March 31, 2016 and June 30, 2016. See Note 2 to these consolidated financial statements for a detailed discussion of ASU 2016-09 and its effects upon adoption.

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

2016 Form 10-K	101

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table presents the carrying amounts of RLC's assets and liabilities immediately preceding the disposition on May 18, 2015, which are excluded from our consolidated balance sheets as of December 31, 2016 and 2015.

(in thousands)
Cash and cash equivalents	$952
Accounts receivable, net of allowance	132
Prepaid expenses and other assets	38
Property and equipment, net	31
Deferred tax asset	6
Goodwill	1,374
Intangible assets, net	289
Total assets held-for-sale	$2,822

Trade accounts payable	$82
Accrued expenses and other liabilities	181
Deferred revenue	490
Deferred tax liability	90
Total liabilities held-for-sale	$843

102	2016 Form 10-K

Blackbaud, Inc.

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

Changes in Internal Control Over Financial Reporting
No change in internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 with respect to our operations that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Attestation Report of Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.

2016 Form 10-K	103

Blackbaud, Inc.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Meetings of the Board and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2017 Annual Meeting of Stockholders expected to be held on June 13, 2017, except for the identification of executive officers of the Registrant which is set forth in Part I of this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information under the captions "Director Compensation," “Executive Compensation,” “Compensation Discussion and Analysis” and “Summary Compensation Table” contained in Blackbaud’s Proxy Statement for the 2017 Annual Meeting of Stockholders expected to be held on June 13, 2017.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from information under the captions “Stock Ownership” and “Equity Compensation Plan Information” contained in Blackbaud’s Proxy Statement for the 2017 Annual Meeting of Stockholders expected to be held on June 13, 2017.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information under the captions “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2017 Annual Meeting of Stockholders expected to be held on June 13, 2017.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2017 Annual Meeting of Stockholders expected to be held on June 13, 2017.

104	2016 Form 10-K

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

3.	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K:

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1		Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1
2.2		Stock Purchase Agreement dated January 16, 2007 by and among Target Software, Inc., Target Analysis Group, Inc., all of the stockholders of Target Software, Inc. and Target Analysis Group, Inc., Charles Longfield, as stockholder representative, and Blackbaud, Inc.	8-K	1/18/2007	2.2
2.3		Agreement and Plan of Merger dated as of May 29, 2008 by and among Blackbaud, Inc., Eucalyptus Acquisition Corporation and Kintera, Inc.	8-K	5/30/2008	2.3
2.4		Share Purchase Agreement dated as of April 29, 2009 between RLC Group B.V., as the Seller, and Blackbaud, Inc., as the Purchaser	10-Q	8/7/2009	10.42
2.5	*	Stock Purchase Agreement dated as of February 1, 2011 by and among Public Interest Data, Inc., all for the stockholders of Public Interest Data, Inc., Stephen W. Zautke, as stockholder representative and Blackbaud, Inc.	10-Q	5/10/2011	2.3
2.6		Agreement and Plan of Merger dated as of January 16, 2012 by and among Blackbaud, Inc., Caribou Acquisition Corporation and Convio, Inc.	8-K	1/17/2012	2.4

2016 Form 10-K	105

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.7		Stock Purchase Agreement dated as of October 6, 2011 by and among Everyday Hero Pty. Ltd., all of the stockholders of Everyday Hero Pty. Ltd., Nathan Betteridge as stockholder representative and Blackbaud Pacific Pty. Ltd.	10-K	2/29/2012	2.7
2.8		Purchase Agreement, dated August 30, 2014, by and among MicroEdge Holdings, LLC, Blackbaud, Inc, direct and indirect holders of all of the outstanding equity interests of MicroEdge Holdings, LLC, and VFF I AIV I, L.P., as Sellers’ Representative.	8-K	10/2/2014	10.76
2.9		Unit Purchase Agreement, dated as of August 10, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.78
2.10		Amendment, Consent and Waiver, Agreement dated as of October 2, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.79
3.4		Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009
3.5		Amended and Restated Bylaws of Blackbaud, Inc.	8-K	3/22/2011	3.4
10.6	†	Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1/A	4/6/2004	10.6
10.8	†	Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1/A	4/6/2004	10.8
10.20	†	Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	6/20/2006	10.20
10.26	†	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.26
10.27	†	Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.27
10.33	†	Blackbaud, Inc. 2008 Equity Incentive Plan	DEF 14A	4/29/2008
10.34	†	Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.34
10.35	†	Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.35
10.36	†	Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.36
10.37	†**	Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.2
10.38	†**	Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.3
10.39	†	Form of Retention Agreement	10-Q	11/10/2008	10.37

106	2016 Form 10-K

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.40		Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/2008	10.37
10.41	†	Blackbaud, Inc. 2009 Equity Compensation Plan for Employees from Acquired Companies	S-8	7/2/2009	10.41
10.49	†	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Charlie Cumbaa	10-Q	11/8/2011	10.49
10.50	†	Employment Agreement dated June 25, 2008 between Blackbaud, Inc. and Kevin Mooney	10-Q	11/8/2011	10.50
10.55	†	Employment Agreement dated November 14, 2011 between Blackbaud, Inc. and Anthony W. Boor	10-K	2/29/2012	10.55
10.59	†***	Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements	S-1/A	3/19/2010	10.1
10.60	†***	Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger)	8-K	2/28/2011	10.1
10.61	†***	Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement	8-K	2/28/2011	10.2
10.62	†***	Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements	S-1	1/22/2010	10.2
10.63	†	Blackbaud, Inc. 2008 Equity Incentive Plan, as amended	8-K	6/26/2012	10.59
10.64	†	Amendment to the Blackbaud, Inc. 2008 Equity Incentive Plan	8-K	6/26/2012	10.60
10.65	†	Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor, Charles T. Cumbaa, Jana B. Eggers, Kevin W. Mooney and Joseph D. Moye	10-K	2/26/2013	10.65
10.66		Lease Amendment and Remediation Agreement entered into as of March 22, 2013, by and between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC.	8-K	3/28/2013	10.66
10.68	†	Form of Management Transition Retention Agreement between Blackbaud, Inc. and each of Anthony W. Boor, Charles T. Cumbaa, Jana B. Eggers, Kevin W. Mooney and Joseph D. Moye	10-Q	5/7/2013	10.68
10.69	†	Management Transition Retention Agreement between Blackbaud, Inc. and Bradley J. Holman	10-Q	5/7/2013	10.69
10.70	†	Letter Agreement dated October 23, 2013 between Blackbaud, Inc. and Anthony W. Boor	8-K	10/25/2013	10.70
10.71	†	Offer Letter Agreement dated November 7, 2013 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/26/2014	10.71
10.72	†	Employment and Noncompetition Agreement dated November 8, 2013 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/26/2014	10.72

2016 Form 10-K	107

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.73		Credit Agreement, dated as of February 28, 2014, by and among Blackbaud, Inc., as Borrower, the lenders referred to therein, SunTrust Bank, as Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., as an Issuing Lender and Syndication Agent, and Regions Bank and Fifth Third Bank as Co-Documentation Agents with SunTrust Robinson Humphrey, Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Fifth Third Bank, as Joint Lead Arrangers and Joint Bookrunners.	8-K	3/3/2014	10.73
10.74		Pledge Agreement, dated as of February 28, 2014, by Blackbaud and Convio in favor of SunTrust Bank, as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein.	8-K	3/3/2014	10.74
10.75		Guaranty Agreement, dated as of February 28, 2014, by Convio in favor of SunTrust Bank, as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein.	8-K	3/3/2014	10.75
10.77		Employment contract between Blackbaud, Inc. and Bradley J. Holman	10-Q	8/6/2015	10.77
10.80	†	Deed of Release dated October 29, 2015 by and between Bradley J. Holman and Blackbaud Pacific Pty Ltd.	10-K	2/24/2016	10.80
10.81	†	Amended and Restated Employment and Noncompetition Agreement dated December 9, 2015 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/24/2016	10.81
10.82	†	Offer Letter Agreement between Blackbaud, Inc. and Brian E. Boruff	10-Q	5/4/2016	10.82
10.83	†	Employee Agreement between Blackbaud, Inc. and Brian E. Boruff	10-Q	5/4/2016	10.83
10.84		Lease Agreement dated May 16, 2016 between Blackbaud, Inc. and HPBB1, LLC	10-Q	8/4/2016	10.84
10.85	†	Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan	DEF 14A	4/26/2016	Appendix C
10.86	†	Form of Retention Agreement dated April 19, 2016 between Blackbaud, Inc. and Brian E. Boruff	10-Q	11/10/2008	10.37
10.87		First Amendment to Lease Agreement, dated as of August 22, 2016, between HPBB1, LLC and Blackbaud, Inc.	10-Q	11/4/2016	10.87
21.1		Subsidiaries of Blackbaud, Inc.				X
23.1		Consent of Independent Registered Public Accounting Firm				X
31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

108	2016 Form 10-K

Blackbaud, Inc.

Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	****	XBRL Instance Document				X
101.SCH	****	XBRL Taxonomy Extension Schema Document				X
101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

†	Indicates management contract or compensatory plan, contract or arrangement.
ITEM 16. Form 10-K Summary
Not applicable.

2016 Form 10-K	109

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackbaud, Inc.

Signed:	February 22, 2017	/S/ MICHAEL P. GIANONI
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/ MICHAEL P. GIANONI	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	February 22, 2017
Michael P. Gianoni

/S/ ANTHONY W. BOOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 22, 2017
Anthony W. Boor

/S/ ANDREW M. LEITCH	Chairman of the Board of Directors	Date:	February 22, 2017
Andrew M. Leitch

/S/ TIMOTHY CHOU	Director	Date:	February 22, 2017
Timothy Chou

/S/ GEORGE H. ELLIS	Director	Date:	February 22, 2017
George H. Ellis

/S/ DAVID G. GOLDEN	Director	Date:	February 22, 2017
David G. Golden

/S/ SARAH E. NASH	Director	Date:	February 22, 2017
Sarah E. Nash

/S/ JOYCE M. NELSON	Director	Date:	February 22, 2017
Joyce M. Nelson

/S/ PETER J. KIGHT	Director	Date:	February 22, 2017
Peter J. Kight

110	2016 Form 10-K