Form 10-Q
period 2017-03-31
BLACKBAUD INC
filed 2017-05-05
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
YES  ☑    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO  ☑
The number of shares of the registrant’s Common Stock outstanding as of April 24, 2017 was 48,037,329.

First Quarter 2017 Form 10-Q	1

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
Important factors that could cause actual results to differ materially from our expectations expressed in forward-looking statements include, but are not limited to, those summarized under “Item 1A. Risk factors” and elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our other SEC filings. Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statement, whether as a result of new information, future events or otherwise.

2	First Quarter 2017 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Consolidated balance sheets (Unaudited)
(dollars in thousands)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$13,872	$16,902
Restricted cash due to customers	164,748	353,771
Accounts receivable, net of allowance of $3,328 and $3,291 at March 31, 2017 and December 31, 2016, respectively	90,510	88,932
Prepaid expenses and other current assets	49,172	48,314
Total current assets	318,302	507,919
Property and equipment, net	47,200	50,269
Software development costs, net	41,139	37,582
Goodwill	438,307	438,240
Intangible assets, net	243,263	253,676
Other assets	22,914	22,524
Total assets	$1,111,125	$1,310,210
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$20,666	$23,274
Accrued expenses and other current liabilities	39,072	54,196
Due to customers	164,748	353,771
Debt, current portion	4,375	4,375
Deferred revenue, current portion	237,101	244,500
Total current liabilities	465,962	680,116
Debt, net of current portion	351,995	338,018
Deferred tax liability	29,636	29,558
Deferred revenue, net of current portion	7,681	6,440
Other liabilities	7,801	8,533
Total liabilities	863,075	1,062,665
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 58,410,419 and 57,672,401 shares issued at March 31, 2017 and December 31, 2016, respectively	58	58
Additional paid-in capital	319,731	310,452
Treasury stock, at cost; 10,375,257 and 10,166,801 shares at March 31, 2017 and December 31, 2016, respectively	(230,065)	(215,237)
Accumulated other comprehensive loss	(175)	(457)
Retained earnings	158,501	152,729
Total stockholders’ equity	248,050	247,545
Total liabilities and stockholders’ equity	$1,111,125	$1,310,210

The accompanying notes are an integral part of these consolidated financial statements.

First Quarter 2017 Form 10-Q	3

Blackbaud, Inc. Consolidated statements of comprehensive income (Unaudited)
(dollars in thousands, except per share amounts)	Three months ended March 31,
	2017	2016
Revenue
Subscriptions	$118,179	$96,851
Maintenance	33,781	37,160
Services and other	31,661	35,245
Total revenue	183,621	169,256
Cost of revenue
Cost of subscriptions	54,926	49,666
Cost of maintenance	5,982	5,318
Cost of services and other	24,574	24,905
Total cost of revenue	85,482	79,889
Gross profit	98,139	89,367
Operating expenses
Sales, marketing and customer success	42,240	35,609
Research and development	22,706	22,715
General and administrative	21,923	19,679
Amortization	691	752
Total operating expenses	87,560	78,755
Income from operations	10,579	10,612
Interest expense	(2,377)	(2,675)
Other income (expense), net	286	(105)
Income before provision for income taxes	8,488	7,832
Income tax (benefit) provision	(3,023)	1,595
Net income	$11,511	$6,237
Earnings per share
Basic	$0.25	$0.14
Diluted	$0.24	$0.13
Common shares and equivalents outstanding
Basic weighted average shares	46,501,761	45,967,863
Diluted weighted average shares	47,482,840	47,064,164
Dividends per share	$0.12	$0.12
Other comprehensive income (loss)
Foreign currency translation adjustment	100	403
Unrealized gain (loss) on derivative instruments, net of tax	182	(669)
Total other comprehensive income (loss)	282	(266)
Comprehensive income	$11,793	$5,971

The accompanying notes are an integral part of these consolidated financial statements.

4	First Quarter 2017 Form 10-Q

Blackbaud, Inc. Consolidated statements of cash flows (Unaudited)
	Three months ended March 31,
(dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$11,511	$6,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,091	17,609
Provision for doubtful accounts and sales returns	2,738	1,017
Stock-based compensation expense	9,294	7,743
Deferred taxes	(50)	626
Amortization of deferred financing costs and discount	239	239
Other non-cash adjustments	(243)	(217)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(4,041)	817
Prepaid expenses and other assets	(1,214)	1,846
Trade accounts payable	(1,267)	139
Accrued expenses and other liabilities	(15,536)	(20,416)
Restricted cash due to customers	188,824	141,055
Due to customers	(188,824)	(141,055)
Deferred revenue	(6,758)	(8,883)
Net cash provided by operating activities	12,764	6,757
Cash flows from investing activities
Purchase of property and equipment	(2,719)	(7,837)
Capitalized software development costs	(6,583)	(5,798)
Purchase of net assets of acquired companies, net of cash	59	—
Net cash used in investing activities	(9,243)	(13,635)
Cash flows from financing activities
Proceeds from issuance of debt	67,600	74,600
Payments on debt	(53,794)	(60,494)
Employee taxes paid for withheld shares upon equity award settlement	(14,828)	(5,516)
Proceeds from exercise of stock options	11	3
Dividend payments to stockholders	(5,765)	(5,700)
Net cash (used in) provided by financing activities	(6,776)	2,893
Effect of exchange rate on cash and cash equivalents	225	707
Net decrease in cash and cash equivalents	(3,030)	(3,278)
Cash and cash equivalents, beginning of period	16,902	15,362
Cash and cash equivalents, end of period	$13,872	$12,084

The accompanying notes are an integral part of these consolidated financial statements.

First Quarter 2017 Form 10-Q	5

Blackbaud, Inc. Consolidated statement of stockholders' equity (Unaudited)
(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2016	57,672,401	$58	$310,452	$(215,237)	$(457)	$152,729	$247,545
Net income	—	—	—	—	—	11,511	11,511
Payment of dividends	—	—	—	—	—	(5,765)	(5,765)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	273,415	—	11	—	—	—	11
Employee taxes paid for 208,456 withheld shares upon equity award settlement	—	—	—	(14,828)	—	—	(14,828)
Stock-based compensation	—	—	9,268	—	—	26	9,294
Restricted stock grants	499,734	—	—	—	—	—	—
Restricted stock cancellations	(35,131)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	282	—	282
Balance at March 31, 2017	58,410,419	$58	$319,731	$(230,065)	$(175)	$158,501	$248,050

The accompanying notes are an integral part of these consolidated financial statements.

6	First Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, and individual change agents—we connect and empower organizations to increase their impact through software, services, expertise, and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and relationship management, digital marketing, advocacy, accounting, payments, analytics, school management, grant management, corporate social responsibility and volunteerism. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada and the United Kingdom. As of March 31, 2017, we had approximately 35,000 customers.

2. Basis of Presentation
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, and other forms filed with the SEC from time to time.
Reclassifications
Due to the insignificance of our revenue from "license fees and other," we have combined that revenue with our "services" revenue beginning in 2017. In order to provide comparability between periods presented, "services" and "license fees and other" have been combined within "services and other" in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period. Similarly, "cost of services" and "cost of license fees and other" have been combined within "cost of services and other" in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period.
Basis of consolidation
The consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Recently adopted accounting pronouncements
As previously disclosed, during the three months ended September 30, 2016 we early adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which addresses, among other items, the accounting for income taxes and forfeitures, and cash flow presentation of share-based compensation. The early adoption of ASU 2016-09 increased net income for the three months ended March 31, 2016, and resulted in an increase in net cash provided by operating activities and a decrease in net cash provided by financing

First Quarter 2017 Form 10-Q	7

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

activities for the three months ended March 31, 2016. Detailed information regarding the impact of our adoption of ASU 2016-09 can be found in our annual report on Form 10-K for the year ended December 31, 2016.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. ASU 2014-09 will be effective for us beginning in the first quarter of 2018. We are currently evaluating the transition methods and the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and related disclosures. As a result of our evaluation to date, we expect that ASU 2014-09 will generally result in a longer deferral of commissions expense as compared with our current amortization periods for such costs, and may result in the deferral of more sales commissions. In addition, we expect changes in the allocation of transactions prices for contracts where we sell perpetual software licenses as ASU 2014-09 requires that the transaction price in a contract be allocated based on relative standalone selling prices of the separate performance obligations. We also anticipate incremental disclosures, including, but not limited to, quantitative reconciliations of opening and closing balances of contract assets and liabilities, the value of remaining performance obligations at the end of each reporting period, and disaggregation of revenue.

8	First Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

3. Goodwill and Other Intangible Assets
The change in goodwill for each reportable segment (as defined in Note 12 below) during the three months ended March 31, 2017, consisted of the following:

(dollars in thousands)	EMG	GMG	IMG	Total
Balance at December 31, 2016	$241,334	$192,238	$4,668	$438,240
Adjustments related to prior year business combination(1)	(21)	(37)	(1)	(59)
Effect of foreign currency translation	—	—	126	126
Balance at March 31, 2017	$241,313	$192,201	$4,793	$438,307

(1)	The change in goodwill was related to a post-closing working capital adjustment associated with the prior year acquisition of Good+Geek, Inc. ("Attentive.ly").

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2017	2016
Numerator:
Net income	$11,511	$6,237
Denominator:
Weighted average common shares	46,501,761	45,967,863
Add effect of dilutive securities:
Stock-based awards	981,079	1,096,301
Weighted average common shares assuming dilution	47,482,840	47,064,164
Earnings per share:
Basic	$0.25	$0.14
Diluted	$0.24	$0.13

Anti-dilutive shares excluded from calculations of diluted earnings per share	199,199	55,844

First Quarter 2017 Form 10-Q	9

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

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
Recurring fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of March 31, 2017
Financial assets:
Derivative instruments(1)	$—	$343	$—	$343
Total financial assets	$—	$343	$—	$343

Fair value as of December 31, 2016
Financial assets:
Derivative instruments(1)	$—	$206	$—	$206
Total financial assets	$—	$206	$—	$206

Fair value as of December 31, 2016
Financial liabilities:
Derivative instruments(1)	$—	$163	$—	$163
Total financial liabilities	$—	$163	$—	$163

(1)
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents, restricted cash due to customers, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at March 31, 2017 and December 31, 2016, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at March 31, 2017 and December 31, 2016, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the three months ended March 31, 2017. Additionally, we did not hold any Level 3 assets or liabilities during the three months ended March 31, 2017.
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

10	First Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

primarily for intangible assets acquired, are based on Level 3 unobservable inputs. In the event of an impairment, we determine the fair value of the goodwill and intangible assets using a discounted cash flow approach, which contains significant unobservable inputs and, therefore, is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.
There were no non-recurring fair value adjustments to intangible assets and goodwill during the three months ended March 31, 2017, except for an insignificant business combination accounting adjustment to the initial fair value estimates of the Attentive.ly assets acquired and liabilities assumed at the acquisition date from updated information obtained during the measurement period. See Note 3 to these consolidated financial statements for additional details. The measurement period of a business combination may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

6. Consolidated Financial Statement Details
Accrued expenses and other liabilities

(dollars in thousands)	March 31, 2017	December 31, 2016
Accrued bonuses	$8,667	$19,217
Accrued commissions and salaries	5,478	9,352
Lease incentive obligations	5,360	5,604
Customer credit balances	4,759	5,148
Deferred rent liabilities	4,116	4,110
Taxes payable	2,331	3,452
Unrecognized tax benefit	3,359	3,295
Accrued subscriptions	3,032	2,840
Accrued vacation costs	2,169	2,214
Accrued health care costs	2,683	1,495
Other liabilities	4,919	6,002
Total accrued expenses and other liabilities	46,873	62,729
Less: Long-term portion	7,801	8,533
Accrued expenses and other current liabilities	$39,072	$54,196

7. Derivative Instruments
We use derivative instruments to manage our variable interest rate risk. In March 2014, we entered into an interest rate swap agreement (the "March 2014 Swap Agreement"), which effectively converts portions of our variable rate debt under our existing credit facility (the "2014 Credit Facility") to a fixed rate for the term of the swap agreement. The initial notional value of the March 2014 Swap Agreement was $125.0 million with an effective date beginning in March 2014. In March 2017, the notional value of the March 2014 Swap Agreement decreased to $75.0 million for the remaining term through February 2018. We designated the March 2014 Swap Agreement as a cash flow hedge at the inception of the contract.
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

First Quarter 2017 Form 10-Q	11

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The fair values of our derivative instruments were as follows as of:

(dollars in thousands)	Balance sheet location	March 31, 2017	December 31, 2016
Derivative instruments designated as hedging instruments:
Interest rate swap, current portion	Prepaid expenses and other current assets	$343	$—
Interest rate swap, long-term portion	Other assets	$—	$206
Total derivative instruments designated as hedging instruments		$343	$206
		March 31, 2017	December 31, 2016
Derivative instruments designated as hedging instruments:
Interest rate swaps, long-term portion	Other liabilities	—	163
Total derivative instruments designated as hedging instruments		$—	$163
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	March 31, 2017		Three months ended March 31, 2017
Interest rate swaps	$343	Interest expense	$(119)

	March 31, 2016		Three months ended March 31, 2016
Interest rate swaps	$(1,135)	Interest expense	$(308)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive income as of March 31, 2017 that is expected to be reclassified into earnings within the next twelve months is insignificant. There were no ineffective portions of our interest rate swap derivatives during the three months ended March 31, 2017 and 2016. See Note 11 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.

8. Commitments and Contingencies
Leases
Total rent expense was $4.0 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively. The quarterly South Carolina state incentive payments we received as a result of locating our headquarters facility in Berkeley County, South Carolina, ended in the fourth quarter of 2016. These amounts were recorded as a reduction of rent expense upon receipt and were $1.0 million for the three months ended March 31, 2016.
Other commitments
The term loans under the 2014 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019.

12	First Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We utilize third-party technology in conjunction with our solutions and services, with contractual obligations varying in length from one to five years. In certain cases, such arrangements require a minimum annual purchase commitment. As of March 31, 2017, the remaining aggregate minimum purchase commitment under these arrangements was approximately $51.0 million through 2021.
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
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business. We make a provision for a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, we have determined as of March 31, 2017, that no provision for liability nor disclosure is required related to any claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
All legal costs associated with litigation are expensed as incurred. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, results of operations or cash flows could be negatively affected in any particular period by an unfavorable resolution of one or more of such proceedings claims or investigations.

9. Income Taxes
Our Income tax (benefit) provision and effective income tax rates including the effects of period-specific events, were:

	Three months ended March 31,
(dollars in thousands)	2017	2016(1)
Income tax (benefit) provision	$(3,023)	$1,595
Effective income tax rate	(35.6)%	20.4%

(1)
As discussed in Note 2 to these consolidated financial statements, we early adopted ASU 2016-09 relating to stock-based compensation during the three months ended September 30, 2016. Under ASU 2016-09, tax benefits in excess of compensation costs (windfalls) generated upon the exercise or settlement of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense. This change in accounting for income taxes was effective for us on a prospective basis as of the beginning of the 2016 fiscal year.

The decrease in our effective income tax rate during the three months ended March 31, 2017, when compared to the same period in 2016, was primarily due to a $6.1 million discrete tax benefit to expense relating to stock-based compensation items, as compared to a $1.1 million discrete tax benefit for the same period in 2016. The increase in the discrete tax benefit for the three months ended March 31, 2017, as compared to the same period in 2016, was attributable to an increase in the market price for shares of our common stock, as reported by the NASDAQ Stock Market LLC ("NASDAQ"), as well as an increase in the number of stock awards that vested and were exercised.
Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.

First Quarter 2017 Form 10-Q	13

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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.4 million and $2.4 million at March 31, 2017 and December 31, 2016, respectively. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

10. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended March 31,
(dollars in thousands)	2017	2016
Included in cost of revenue:
Cost of subscriptions	$294	$275
Cost of maintenance	86	118
Cost of services and other	411	452
Total included in cost of revenue	791	845
Included in operating expenses:
Sales, marketing and customer success	1,439	896
Research and development	1,717	1,471
General and administrative	5,347	4,531
Total included in operating expenses	8,503	6,898
Total stock-based compensation expense	$9,294	$7,743

11. Stockholders' Equity
Dividends
Our Board of Directors has adopted a dividend policy, which provides for the distribution to stockholders of a portion of cash generated by us that is in excess of operational needs and capital expenditures. The 2014 Credit Facility limits the amount of dividends payable and certain state laws restrict the amount of dividends distributed.
In February 2017, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the three months ended March 31, 2017.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 8, 2017	$0.12	February 28	March 15
On May 1, 2017, our Board of Directors declared a second quarter dividend of $0.12 per share payable on June 15, 2017 to stockholders of record on May 26, 2017.

14	First Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Three months ended March 31,
(dollars in thousands)	2017	2016
Accumulated other comprehensive loss, beginning of period	$(457)	$(825)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income (loss) balance, beginning of period	$25	$(19)
Other comprehensive income (loss) before reclassifications, net of tax effects of $(71) and $555	110	(856)
Amounts reclassified from accumulated other comprehensive loss to interest expense	119	308
Tax benefit included in provision for income taxes	(47)	(121)
Total amounts reclassified from accumulated other comprehensive loss	72	187
Net current-period other comprehensive income (loss)	182	(669)
Accumulated other comprehensive income (loss) balance, end of period	$207	$(688)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(482)	$(806)
Translation adjustments	100	403
Accumulated other comprehensive loss balance, end of period	(382)	(403)
Accumulated other comprehensive loss, end of period	$(175)	$(1,091)

12. Segment Information
During the first quarter of 2017, we changed the names of our reportable segments. However, there was no change in the determination of our reportable segments or our reporting units. As of March 31, 2017, our reportable segments were the General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG"). Following is a description of each reportable segment:

•	The GMG is generally focused on marketing, sales, delivery and support to all emerging and mid-sized prospects and customers in North America;

•	The EMG is generally focused on marketing, sales, delivery and support to all large and/or strategic prospects and customers in North America; and

•	The IMG is focused on marketing, sales, delivery and support to all prospects and customers outside of North America.
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

First Quarter 2017 Form 10-Q	15

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Summarized reportable segment financial results, were as follows:

	Three months ended March 31,
(dollars in thousands)	2017	2016
Revenue by segment:
GMG	$94,901	$87,952
EMG	79,632	71,499
IMG	9,056	9,758
Other(1)	32	47
Total revenue	$183,621	$169,256
Segment operating income(2):
GMG	$45,704	$42,611
EMG	42,475	35,766
IMG	1,249	996
Other(1)	16	30
	89,444	79,403
Less:
Corporate unallocated costs(3)	(59,025)	(50,415)
Stock-based compensation costs	(9,294)	(7,743)
Amortization expense	(10,546)	(10,633)
Interest expense	(2,377)	(2,675)
Other income (expense), net	286	(105)
Income before provision for income taxes	$8,488	$7,832

(1)	Other includes revenue and the related costs from the sale of solutions and services not directly attributable to a reportable segment.

(2)	Segment operating income includes direct, controllable costs related to the sale of solutions and services by the reportable segment.

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

13. Subsequent Events
AcademicWorks acquisition
On April 3, 2017, we acquired all of the outstanding shares of capital stock, including all voting equity interests, of AcademicWorks, Inc., a Texas corporation ("AcademicWorks"), pursuant to a stock purchase agreement. AcademicWorks is the market leader in scholarship management for higher education and K-12 institutions, foundations, and grant-making institutions. The acquisition extends our offerings for our higher education, K-12, and corporate and foundation customers. We acquired AcademicWorks for an aggregate purchase price of $50.0 million in cash, subject to certain adjustments set forth in the stock purchase agreement. We financed the acquisition through a draw down of a revolving credit loan under the 2014 Credit Facility. As a result of the acquisition, AcademicWorks has become a wholly-owned subsidiary of ours. We will include the operating results of AcademicWorks, as well as any goodwill arising from the acquisition, in our consolidated financial statements primarily within EMG from the date of acquisition. During the three months ended March 31, 2017, we incurred insignificant acquisition-related expenses associated with the acquisition of AcademicWorks, which were recorded in general and administrative expense. Due to the timing of the transaction, the initial accounting for this acquisition, including the measurement of assets acquired, liabilities assumed and goodwill, is not complete and is pending detailed analyses of the facts and circumstances that existed as of the April 3, 2017 acquisition date.

16	First Quarter 2017 Form 10-Q

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, and individual change agents—we connect and empower organizations to increase their impact through software, services, expertise, and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and relationship management, digital marketing, advocacy, accounting, payments, analytics, school management, grant management, corporate social responsibility and volunteerism. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada and the United Kingdom. As of March 31, 2017, we had approximately 35,000 customers.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud-based and hosted environments; (ii) providing software maintenance and support services; (iii) providing professional services including implementation, training, consulting, analytic, hosting and other services; and (iv) providing transaction and payment processing services.
During the first quarter of 2017, we continued to execute on the following four growth strategies targeted to drive an extended period of quality enhancement, solution and service innovation, and increasing operating efficiency and financial performance:

1.	Deliver Integrated and Open Solutions in the Cloud
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
We introduced SKY AI, the artificial intelligence engine behind the growing number of insights integrated into Blackbaud cloud software solutions, powered by machine learning, cognitive technology, natural language processing, predictive analytics, and other advanced technologies. We are enabling data driven decisions by pairing the industry's largest dataset with our advanced set of artificial intelligence capabilities, to ultimately have greater impact on our customers and their missions.
We continue down the path of modernizing our solution portfolio by moving it onto Blackbaud SKY, our innovative cloud platform. The next generation of Luminate Online, for example, is currently underway. At the end of 2016, we made SKY Reporting available to all of our Luminate Online customers, enabling them to leverage an entirely new and fully integrated set of business intelligence tools.

2.	Drive Sales Effectiveness
We are making investments to create a world-class sales organization, with a focus on enabling our expanding sales teams with the training, processes, and tools to improve effectiveness and accelerate our revenue growth. During the first quarter of 2017, we created a new Senior Vice President of Global Sales position to lead this effort across the organization.
We are improving our market coverage by deploying direct sales employees into the field, and we are moving towards prescriptive solution offerings by sub-vertical, including K-12 private schools, foundations, corporations, arts & cultural,

First Quarter 2017 Form 10-Q	17

Blackbaud, Inc.

higher education and healthcare. Our move to sell pre-integrated solution suites instead of individual point-solutions has been successful, and we are furthering our go-to-market shift with a concentrated focus by sub-vertical.

3.	Expand TAM into Near Adjacencies through Acquisitions and Investments
We continue to evaluate compelling opportunities to acquire companies, technologies and/or services. We are guided by our acquisition criteria for considering attractive assets that expand our total addressable market ("TAM"), provide entry into new and near adjacencies, accelerate our shift to the cloud, accelerate revenue growth, are accretive to margins and present synergistic opportunities.
During the first quarter of 2017, we announced the promotion of our new Senior Vice President of Corporate Strategy and Business Development, who led the effort for our acquisitions of WhippleHill, MicroEdge, Smart Tuition, Attentive.ly, and most recently, AcademicWorks. AcademicWorks is the market leader in scholarship management for higher education and K-12 institutions, foundations, and grant-making institutions. Their cloud platform enables students to apply for all awards at an institution using one intuitive and streamlined process, while offering schools and awarding institutions a common platform for improved awarding, reporting, compliance, communication and stewardship of those awards. This meets our acquisition criteria to expand TAM into near adjacencies, accelerate revenue growth, improve profitability, and accelerate our move to the cloud. Additional details regarding our acquisition of AcademicWorks are provided below.
We remain active in the evaluation of acquisition opportunities to broaden our portfolio, provide better integrated solutions for our customers, differentiate ourselves from the competition, and improve our financial performance.

4.	Improve Operating Efficiency
We have largely completed the installations of best-in-breed back-office solutions that consolidate and standardize our business operations utilizing scalable tools and systems. Our focus has shifted towards optimizing those systems, as well as operational excellence and quality initiatives focused on streamlining processes to gain efficiency and scalability. In 2014, we implemented a 3-year operating margin improvement plan designed to increase our operating effectiveness and efficiency and improve non-GAAP operating margins 300 to 600 basis points on a constant currency basis from our 2014 baseline of 17.5%, by the end of 2017.

Total revenue
	Three months ended March 31,
(dollars in millions)	2017	2016	Change
Total revenue	$183.6	$169.3	8.5%
The increase in total revenue during the three months ended March 31, 2017, when compared to the same period in 2016 was primarily driven by growth in subscriptions revenue as our business model continues to shift towards providing predominantly cloud-based subscription solutions. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments. Services and other revenue as well as maintenance revenue declined during the three months ended March 31, 2017 from the continued migration of our business model toward subscription-based solutions. In general, our NXT and other cloud-based solutions require less implementation services, which will negatively impact services and other revenue growth over time. In the near-term, the transition to subscription-based solutions also negatively impacts total revenue growth, as time-based revenue from subscription arrangements is deferred and recognized ratably over the subscription period, typically three years at contract inception, whereas on-premises license revenue from arrangements that include perpetual licenses is recognized up-front.

18	First Quarter 2017 Form 10-Q

Blackbaud, Inc.

Income from operations
	Three months ended March 31,
(dollars in millions)	2017	2016	Change
Income from operations	$10.6	$10.6	(0.3)%
Income from operations remained relatively unchanged during the three months ended March 31, 2017, when compared to the same period in 2016. The growth in total revenue driven by subscriptions as discussed above was offset primarily by investments we are making in our sales organization and customer success program and, to a lesser extent, increases in employee severance costs, rent expense and stock based compensation expense of $2.5 million, $2.0 million and $1.6 million, respectively. The increase in rent expense was primarily driven by the end in the fourth quarter of 2016 of the South Carolina state incentive payments we received as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts were recorded as a reduction of rent expense upon receipt. Also contributing to the increase in rent expense were new operating leases for equipment that we have historically purchased.
Customer retention
Subscription contracts are typically for a term of three years at contract inception with one year renewals thereafter. Over time, we anticipate a decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud-based subscription delivery model. We also anticipate an increase in subscription contract renewals as we continue focusing on innovation, quality and the integration of our subscription solutions which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines subscription and maintenance customer contracts provides an accurate representation of our customers' overall behavior. For the three months ended March 31, 2017, approximately 93% of our customers with recurring subscription or maintenance contracts were retained when compared to the same period in 2016. This customer retention rate is relatively unchanged from our rate for the full year 2016.
Balance sheet and cash flow
At March 31, 2017, our cash and cash equivalents were $13.9 million and outstanding borrowings under the 2014 Credit Facility were $357.7 million. During the three months ended March 31, 2017, we generated $12.8 million in cash flow from operations, increased our net borrowings by $13.8 million, returned $5.8 million to stockholders by way of dividends and had cash outlays of $9.3 million for purchases of property and equipment and capitalized software development costs.
Recent development - AcademicWorks acquisition
On April 3, 2017, we acquired all of the outstanding shares of capital stock of AcademicWorks for $50.0 million in cash, subject to certain adjustments set forth in the stock purchase agreement. AcademicWorks is the market leader in scholarship management for higher education and K-12 institutions, foundations, and grant-making institutions. The acquisition extends our offerings for our higher education, K-12, and corporate and foundation customers.  We financed the acquisition through a $50.0 million draw down of a revolving credit loan under the 2014 Credit Facility. As a result of the acquisition, AcademicWorks has become a wholly-owned subsidiary of ours. We will include the operating results of AcademicWorks in our consolidated financial statements primarily within EMG from the date of acquisition. Due to the timing of the transaction, the initial accounting for this acquisition, including the measurement of assets acquired, liabilities assumed and goodwill, is not complete and is pending detailed analyses of the facts and circumstances that existed as of the April 3, 2017 acquisition date.

First Quarter 2017 Form 10-Q	19

Blackbaud, Inc.

Results of Operations
Comparison of the three months ended March 31, 2017 and 2016

Revenue by segment
	Three months ended March 31,
(dollars in millions)	2017	2016	Change
GMG	$94.9	$88.0	7.9%
EMG	79.6	71.5	11.4%
IMG	9.1	9.8	(7.2)%
Total revenue(1)	$183.6	$169.3	8.5%

(1)	The individual amounts for each year may not sum to total revenue due to rounding.

GMG
	Three months ended March 31,
(dollars in millions)	2017	2016	Change
GMG revenue	$94.9	$88.0	7.9%
% of total revenue	51.7%	52.0%
The increase in GMG revenue during the three months ended March 31, 2017 when compared to the same period in 2016 was attributable to growth in subscriptions revenue, partially offset by declines in services and other revenue and maintenance revenue. The growth in GMG subscriptions revenue was primarily due to increases in demand across our portfolio of cloud-based solutions. To a much lesser extent, GMG subscriptions revenue growth was also driven by increases in the number of customers and the volume of transactions for which we process payments. We expect that the continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services will negatively impact the growth of both services and other revenue and maintenance revenue over time.

20	First Quarter 2017 Form 10-Q

Blackbaud, Inc.

EMG
	Three months ended March 31,
(dollars in millions)	2017	2016	Change
EMG revenue	$79.6	$71.5	11.4%
% of total revenue	43.4%	42.2%
The increase in EMG revenue during the three months ended March 31, 2017, when compared to the same period in 2016, was primarily attributable to growth in subscriptions revenue, partially offset by decreases in services and other revenue and maintenance revenue. The growth in EMG subscriptions was driven primarily by increases in demand for our cloud-based solutions, as well as an increase in the number of customers and the volume of transactions for which we process payments. We expect that the continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services will negatively impact the growth of both services and other revenue and maintenance revenue over time.

IMG
	Three months ended March 31,
(dollars in millions)	2017	2016	Change
IMG revenue	$9.1	$9.8	(7.2)%
% of total revenue	4.9%	5.8%
The decrease in IMG revenue during the three months ended March 31, 2017, when compared to the same period in 2016, was primarily related to reductions in maintenance revenue and services and other revenue, partially offset by an increase in subscriptions revenue. The increase in IMG subscriptions revenue during the three months ended March 31, 2017 was primarily due to increased demand for our cloud-based solutions and, to a lesser extent, an increase in the volume of transactions for which we process payments. In the near term, we expect a continued reduction in IMG revenue as our on-premises Raiser's Edge customers transition to our Raiser's Edge NXT solution, which, in general requires less implementation services.

First Quarter 2017 Form 10-Q	21

Blackbaud, Inc.

Operating results

Subscriptions
	Three months ended March 31,
(dollars in millions)	2017	2016	Change
Subscriptions revenue	$118.2	$96.9	22.0%
Cost of subscriptions	54.9	49.7	10.6%
Subscriptions gross profit(1)	$63.3	$47.2	34.1%
Subscriptions gross margin	53.5%	48.7%

(1)	The individual amounts for each year may not sum to subscriptions gross profit due to rounding.
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
The increase in subscriptions revenue during the three months ended March 31, 2017, when compared to the same period in 2016 was primarily due to strong demand across our cloud-based solution portfolio, and, to a lesser extent, increases in the number of customers and the volume of transactions for which we process payments.
The increase in cost of subscriptions during the three months ended March 31, 2017, when compared to the same period in 2016, was primarily due to an increase in transaction-based costs related to our payments services and those of Smart Tuition of $3.9 million and an increase in the cost of third-party technology embedded in certain of our subscription solutions of $1.6 million.
The increase in subscriptions gross margin for the three months ended March 31, 2017, when compared to the same period in 2016, was primarily the result of the positive economics of shifting customers to our next generation cloud-based solutions as growth in subscriptions revenue outpaced the growth in related costs.

22	First Quarter 2017 Form 10-Q

Blackbaud, Inc.

Maintenance
	Three months ended March 31,
(dollars in millions)	2017	2016	Change
Maintenance revenue	$33.8	$37.2	(9.1)%
Cost of maintenance	6.0	5.3	12.5%
Maintenance gross profit(1)	$27.8	$31.8	(12.7)%
Maintenance gross margin	82.3%	85.7%

(1)	The individual amounts for each year may not sum to maintenance gross profit due to rounding.
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
The decrease in maintenance revenue during the three months ended March 31, 2017 when compared to the same period in 2016, was primarily related to a reduction in maintenance contracts associated with our on-premises Raiser's Edge and Financial Edge solutions as customers migrated to our cloud-based NXT solutions, partially offset by an increase in revenue from maintenance contracts associated with Blackbaud Enterprise CRM.
The decrease in maintenance revenue during the three months ended March 31, 2017, when compared to the same period in 2016, was primarily comprised of (i) $5.4 million of reductions in maintenance from contracts that were migrated to a cloud-based subscription or not renewed and reductions in contracts with existing customers; partially offset by (ii) $1.8 million of incremental maintenance from new customers associated with new license contracts and increases in contracts with existing customers; and (iii) an insignificant amount of incremental maintenance from contractual inflationary rate adjustments.
Cost of maintenance increased during the three months ended March 31, 2017, when compared to the same period in 2016, primarily as a result of an increase in compensation costs of $0.5 million, driven by a refinement in the method in which we allocate customer support costs between cost of maintenance and cost of subscriptions. In general, we expect a continued shift in the volume of customer support requests from maintenance towards subscriptions.
Maintenance gross margin decreased during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to the shift in customer support costs towards maintenance combined with the decline in maintenance revenue as discussed above.

First Quarter 2017 Form 10-Q	23

Blackbaud, Inc.

Services and other
	Three months ended March 31,
(dollars in millions)	2017	2016	Change
Services and other revenue	$31.7	$35.2	(10.2)%
Cost of services and other	24.6	24.9	(1.3)%
Services and other gross profit(1)	$7.1	$10.3	(31.5)%
Services and other gross margin	22.4%	29.3%

(1)	The individual amounts for each year may not sum to services and other gross profit due to rounding.
Services and other revenue includes consulting, implementation, education, analytic and installation services as well as revenue from the sale of our software sold under perpetual license arrangements, fees from user conferences and third-party software referral fees. Consulting, implementation and installation services involve converting data from a customer’s existing system, system configuration, process re-engineering and assistance in file set up. Education services involve customer training activities. Analytic services are comprised of donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services. These analytic services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product is intended to enable organizations to more effectively target their fundraising activities.
Cost of services and other is primarily comprised of compensation costs, third-party contractor expenses, costs incurred in providing customer training, data expense incurred to perform analytic services, third-party software royalties, variable reseller commissions, costs of user conferences, allocated depreciation, facilities and IT support costs and amortization of intangible assets from business combinations.
Services and other revenue decreased during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to a decrease in consulting revenue and, to a lesser extent, declines in analytics revenue and license fees revenue. Our revenue from professional services has historically been lower in the first quarter when many of those services commence. Additionally, we expect that the continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services, will negatively impact services and other revenue growth over time. We have also used promotions and discounts as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based subscriptions. The maturation of our Blackbaud Enterprise CRM solution, our only remaining perpetual licensed-based offering, is lessening the extent of implementation services required. Finally, our perpetual license transactions for Blackbaud Enterprise CRM can be of substantial value, which can result in period to period variations in revenue since the license fee revenue associated with these arrangements is generally recognized up front when the arrangements are entered into.
Cost of services and other remained relatively unchanged during the three months ended March 31, 2017, when compared to the same period in 2016.
Services and other gross margin decreased during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to the declines in consulting, analytics and license fees revenue coupled with the modest change in costs of services and other.

24	First Quarter 2017 Form 10-Q

Blackbaud, Inc.

Operating expenses

Sales, marketing, and customer success
	Three months ended March 31,
(dollars in millions)	2017	2016	Change
Sales, marketing and customer success expense	$42.2	$35.6	18.6%
% of total revenue	23.0%	21.0%
Sales, marketing, and customer success expense includes compensation costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.
We continue to make investments to drive sales effectiveness, which is a component of our four-point growth strategy to accelerate revenue growth. The increase in sales, marketing, and customer success expense in dollars and as a percentage of total revenue during the three months ended March 31, 2017, when compared to the same period in 2016, was primarily due to increases in compensation costs of $4.1 million and commissions expense of $1.2 million. Compensation costs increased primarily due to incremental headcount to support the increase in direct sales, marketing, and customer success efforts of our growing operations. The increase in commission expense was primarily driven by an increase in commissionable bookings during the three months ended March 31, 2017, when compared to the same period in 2016.

Research and development
	Three months ended March 31,
(dollars in millions)	2017	2016	Change
Research and development expense(1)	$22.7	$22.7	—%
% of total revenue	12.4%	13.4%

(1)
Not included in research and development expense for the three months ended March 31, 2017 and 2016 were $6.6 million and $5.6 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those related to development of our next generation cloud-based solutions. Qualifying capitalized software development costs associated with our cloud-based solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years.

Research and development expense includes compensation costs, third-party contractor expenses, software development tools and other expenses related to developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.
We continue to make investments to deliver integrated and open solutions in the cloud, which is a component of our four-point growth strategy to accelerate revenue growth. Research and development expense remained relatively unchanged during the three months ended March 31, 2017, when compared to the same period in 2016 as an increase in compensation costs of $0.9 million associated with our addition of specialized engineering resources to help drive our solution development efforts was offset by an increase of $1.0 million in the amount of software development costs that were capitalized. As discussed above, the increase in amount capitalized was a result of incurring more qualifying costs associated with development activities that are required to be capitalized under the internal-use software guidance. We expect that the amount of software development costs capitalized will continue to increase modestly in the near-term as we make investments on innovation, quality and the integration of our solutions which we believe will drive long-term revenue growth.
Research and development expense decreased as a percentage of total revenue during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to productivity gains, which have allowed us to scale our business. The increase in the amount of software development costs capitalized as discussed above also contributed to the decrease in research in development expense as a percentage of total revenue.

First Quarter 2017 Form 10-Q	25

Blackbaud, Inc.

General and administrative
	Three months ended March 31,
(dollars in millions)	2017	2016	Change
General and administrative expense	$21.9	$19.7	11.4%
% of total revenue	11.9%	11.6%
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
The increase in general and administrative expense during the three months ended March 31, 2017, when compared to the same period in 2016, was primarily due to an increase in rent expense of $2.0 million. The increase in rent expense was primarily driven by the end in the fourth quarter of 2016 of the South Carolina state incentive payments we received as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts were recorded as a reduction of rent expense upon receipt. Also contributing to the increase in rent expense were new operating leases for equipment that we have historically purchased.
General and administrative expense as a percentage of total revenue remained relatively unchanged during the three months ended March 31, 2017, when compared to the same period in 2016.

Interest expense
	Three months ended March 31,
(dollars in millions)	2017	2016	Change
Interest expense	$2.4	$2.7	(11.1)%
% of total revenue	1.3%	1.6%
Interest expense decreased during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to a decrease in our average daily borrowings.

26	First Quarter 2017 Form 10-Q

Blackbaud, Inc.

Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	March 31, 2017	Change	December 31, 2016
Subscriptions	Over the period billed in advance, generally one year	$146.2	1.1%	$144.6
Maintenance	Over the period billed in advance, generally one year	70.2	(8.6)%	76.8
Services and other	As services are delivered	28.4	(3.8)%	29.5
Total deferred revenue(1)		244.8	(2.5)%	250.9
Less: Long-term portion		7.7	19.3%	6.4
Current portion(1)		$237.1	(3.0)%	$244.5

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. We generally invoice our subscription and maintenance customers in annual cycles 30 days prior to the end of the contract term. The decreases in deferred revenue attributable to maintenance and services and other during the three months ended March 31, 2017 were primarily due to the continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which do not require maintenance contracts and, in general, require less implementation services than our historical on-premises arrangements. Deferred revenue from subscriptions remained relatively unchanged during the three months ended March 31, 2017, primarily due to the timing of customer contract renewals, many of which take place at or near the beginning of our third quarter. As a result, our deferred revenue has historically been lower in our first and second quarters as compared to our third and fourth quarters.
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

Income tax (benefit) provision
	Three months ended March 31,
(dollars in millions)	2017	2016(1)	Change
Income tax (benefit) provision	$(3.0)	$1.6	(289.5)%
Effective income tax rate	(35.6)%	20.4%

(1)
As discussed in Note 2 of our consolidated financial statements in this report, we early adopted ASU 2016-09 relating to stock-based compensation during the three months ended September 30, 2016. Under ASU 2016-09, tax benefits in excess of compensation costs (windfalls) generated upon the exercise or settlement of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense. This change in accounting for income taxes was effective for us on a prospective basis as of the beginning of the 2016 fiscal year.

The decrease in our effective income tax rate during the three months ended March 31, 2017, when compared to the same period in 2016, was primarily due to a $6.1 million discrete tax benefit to expense relating to stock-based compensation items, as compared to a $1.1 million discrete tax benefit for the same period in 2016. The increase in the discrete tax benefit for the three months ended March 31, 2017, as compared to the same period in 2016, was attributable to an increase in the market price for shares of our common stock, as reported by NASDAQ, as well as an increase in the number of stock awards that vested and were exercised.
Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.

First Quarter 2017 Form 10-Q	27

Blackbaud, Inc.

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
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $2.4 million and $2.4 million at March 31, 2017 and December 31, 2016, respectively. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
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

	Three months ended March 31,
(dollars in millions)	2017	2016	Change
GAAP Revenue	$183.6	$169.3	8.5%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	1.8	(100.0)%
Non-GAAP revenue(1)	$183.6	$171.0	7.4%

GAAP gross profit	$98.1	$89.4	9.8%
GAAP gross margin	53.4%	52.8%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	1.8	(100.0)%
Add: Stock-based compensation expense	0.8	0.8	(6.4)%
Add: Amortization of intangibles from business combinations	9.9	9.9	(0.3)%
Add: Employee severance	1.0	0.1	1,387.5%
Add: Acquisition-related integration costs	0.1	—	100.0%
Subtotal(1)	11.7	12.6	(7.1)%
Non-GAAP gross profit(1)	$109.8	$101.9	7.7%
Non-GAAP gross margin	59.8%	59.6%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

28	First Quarter 2017 Form 10-Q

Blackbaud, Inc.

	Three months ended March 31,
(dollars in millions, except per share amounts)	2017	2016	Change
GAAP income from operations	$10.6	$10.6	(0.3)%
GAAP operating margin	5.8%	6.3%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	1.8	(100.0)%
Add: Stock-based compensation expense	9.3	7.7	20.0%
Add: Amortization of intangibles from business combinations	10.5	10.6	(0.8)%
Add: Employee severance	2.7	0.3	853.5%
Add: Acquisition-related integration costs	0.2	0.4	(39.9)%
Add: Acquisition-related expenses	0.6	0.1	404.4%
Subtotal(1)	23.4	20.9	11.6%
Non-GAAP income from operations(1)	$34.0	$31.6	7.6%
Non-GAAP operating margin	18.5%	18.5%

GAAP net income	$11.5	$6.2	84.6%
Shares used in computing GAAP diluted earnings per share	47,482,840	47,064,164	0.9%
GAAP diluted earnings per share	$0.24	$0.13	84.6%
Non-GAAP adjustments:
Add: Total Non-GAAP adjustments affecting income from operations	23.4	20.9	11.6%
Less: Tax impact related to Non-GAAP adjustments	(13.2)	(7.6)	73.7%
Non-GAAP net income(1)	$21.7	$19.6	10.8%

Shares used in computing Non-GAAP diluted earnings per share	47,482,840	47,064,164	0.9%
Non-GAAP diluted earnings per share	$0.46	$0.42	9.5%

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.
The increase in non-GAAP income from operations during the three months ended March 31, 2017, when compared to the same period in 2016, was primarily due to growth in subscriptions revenue, partially offset by investments we are making in our sales organization and customer success program and, to a lesser extent, an increase in rent expense, both of which are discussed above.
Non-GAAP organic revenue growth
In addition, we discuss non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis, non-GAAP organic subscriptions revenue growth and non-GAAP organic recurring revenue growth, which we believe provides useful information for evaluating the periodic growth of our business on a consistent basis. Each of these measures of non-GAAP organic revenue growth excludes incremental acquisition-related revenue attributable to companies acquired in the current fiscal year. For companies, if any, acquired in the immediately preceding fiscal year, each of these non-GAAP organic revenue growth measures reflects presentation of full year incremental non-GAAP revenue derived from such companies as if they were combined throughout the prior period, and it includes the non-GAAP revenue attributable to those companies, as if there were no acquisition-related write-downs of acquired deferred revenue to fair value as required by GAAP. In addition, each of these non-GAAP organic revenue growth measures excludes prior period revenue associated with divested businesses. The exclusion of the prior period revenue is to present the results of the divested businesses within the results of the combined company for the same period of time in both the prior and current periods. We believe this presentation provides a more comparable representation of our current business’ organic revenue growth and revenue run-rate.

First Quarter 2017 Form 10-Q	29

Blackbaud, Inc.

Unaudited calculations of non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis, non-GAAP subscriptions revenue growth and non-GAAP recurring revenue growth for the three months ended March 31, 2017, as well as unaudited reconciliations of those non-GAAP measures to their most directly comparable GAAP measures, are as follows:

(dollars in millions)	Three months ended March 31,
	2017	2016
GAAP revenue	$183.6	$169.3
GAAP revenue growth	8.5%
Add: Non-GAAP acquisition-related revenue (1)	—	1.8
Total Non-GAAP adjustments	—	1.8
Non-GAAP revenue	$183.6	$171.0
Non-GAAP organic revenue growth	7.4%

Non-GAAP revenue (2)	$183.6	$171.0
Foreign currency impact on Non-GAAP organic revenue (3)	0.1	—
Non-GAAP revenue on constant currency basis (3)	$183.8	$171.0
Non-GAAP organic revenue growth on constant currency basis	7.4%

GAAP subscriptions revenue	$118.2	$96.9
GAAP subscriptions revenue growth	22.0%
Add: Non-GAAP acquisition-related revenue (1)	—	1.8
Total Non-GAAP adjustments	—	1.8
Non-GAAP organic subscriptions revenue	$118.2	$98.6
Non-GAAP organic subscriptions revenue growth	19.9%

GAAP subscriptions revenue	$118.2	$96.9
GAAP maintenance revenue	33.8	37.2
GAAP recurring revenue	152.0	134.0
GAAP recurring revenue growth	13.4%
Add: Non-GAAP acquisition-related revenue (1)	—	1.8
Total Non-GAAP adjustments	—	1.8
Non-GAAP recurring revenue	$152.0	$135.8
Non-GAAP organic recurring revenue growth	11.9%

(1)
Non-GAAP acquisition-related revenue excludes incremental acquisition-related revenue calculated in accordance with GAAP that is attributable to companies acquired in the current fiscal year. For companies, if any, acquired in the immediately preceding fiscal year, non-GAAP acquisition-related revenue reflects presentation of full-year incremental non-GAAP revenue derived from such companies, as if they were combined throughout the prior period, and it includes the non-GAAP revenue from the acquisition-related deferred revenue write-down attributable to those companies.

(2)
Non-GAAP revenue for the prior year periods presented herein may not agree to non-GAAP revenue presented in the respective prior period quarterly financial information solely due to the manner in which non-GAAP organic revenue growth is calculated.

(3)
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

30	First Quarter 2017 Form 10-Q

Blackbaud, Inc.

these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals including renewals associated with customers of acquired companies, delivery of professional services and occurrence of customer events, the payment of bonuses, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations has been lowest in our first quarter, and due to the timing of customer contract renewals, many of which take place at or near the beginning of our third quarter, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. Partially offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are merit-based salary increases, which are generally effective in April each year. In addition, deferred revenues can vary on a seasonal basis for the same reasons. These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, or as a result of acquisitions, new market opportunities, new solution introductions or other factors. Our cash flow from financing is negatively impacted in our first quarter when most of our equity awards vest, as we pay taxes on behalf of our employees related to the settlement or exercise of equity awards.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	March 31, 2017	Change	December 31, 2016
Cash and cash equivalents	$13.9	(17.9)%	$16.9
Property and equipment, net	47.2	(6.1)%	50.3
Software development costs, net	41.1	9.5%	37.6
Total carrying value of debt	356.4	4.1%	342.4
Working capital	(147.7)	14.2%	(172.2)
Working capital excluding deferred revenue	89.4	23.7%	72.3
The following table presents selected financial information about our cash flows:

	Three months ended March 31,
(dollars in millions)	2017	Change	2016
Net cash provided by operating activities	$12.8	88.9%	$6.8
Net cash used in investing activities	(9.2)	(32.2)%	(13.6)
Net cash (used in) provided by financing activities	(6.8)	(334.2)%	2.9
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
At March 31, 2017, our total cash and cash equivalents balance included approximately $5.2 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.

First Quarter 2017 Form 10-Q	31

Blackbaud, Inc.

Operating cash flow
Net cash provided by operating activities of $12.8 million increased by $6.0 million during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to an increase in net income and an increase in non-cash expenses, partially offset by a decrease in cash flow from operations associated with working capital. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital decreased $2.3 million during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to the timing of customer billings during the three months ended March 31, 2017 when compared to the same period in 2016.
Investing cash flow
Net cash used in investing activities of $9.2 million decreased by $4.4 million during the three months ended March 31, 2017, when compared to the same period in 2016.
During the three months ended March 31, 2017, we used $6.6 million for software development costs, which was up $0.8 million from cash spent in the same period in 2016. The increase in cash outlays for software development costs was primarily driven by development activities related to our next generation NXT and Luminate cloud-based solutions, and development activities for Blackbaud SKY, our new modern cloud platform.
We spent $2.7 million of cash for purchases of property and equipment during the three months ended March 31, 2017, which was down $5.1 million from cash spent during the same period in 2016. The decrease in cash outlays for property and equipment was primarily driven by a shift toward leasing certain equipment that we have historically purchased. Cash outlays for operating leases are presented in operating cash flows.
Financing cash flow
During the three months ended March 31, 2017, we paid $14.8 million to satisfy tax obligations of employees upon settlement or exercise of equity awards compared to $5.5 million during the same period in 2016. The amount of taxes paid by us on the behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, employee exercise decisions, as well as the market price for shares of our common stock at the time of settlement. Due to a change in the timing of our annual equity award grants, most of our equity awards now vest in our first quarter. Also during the three months ended March 31, 2017, we had a net increase in borrowings of $13.8 million and we paid dividends of $5.8 million, both of which were relatively consistent with the comparable period of 2016.
2014 Credit Facility
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At March 31, 2017, our available borrowing capacity under the 2014 Credit Facility was $151.6 million. The 2014 Credit Facility matures in February 2019.
At March 31, 2017, the carrying amount of our debt under the 2014 Credit Facility was $356.4 million. Our average daily borrowings during the three months ended March 31, 2017 were $347.3 million.
The following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of March 31, 2017
Net Leverage Ratio	≤ 3.50 to 1.00	2.14 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	16.40 to 1.00

32	First Quarter 2017 Form 10-Q

Blackbaud, Inc.

Under the 2014 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2014 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2014 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At March 31, 2017, we were in compliance with our debt covenants under the 2014 Credit Facility.
AcademicWorks Acquisition
We acquired AcademicWorks for $50.0 million in cash, subject to certain adjustments set forth in the stock purchase agreement. On April 3, 2017, we drew down a revolving credit loan under the 2014 Credit Facility to finance the acquisition.
Commitments and contingencies
As of March 31, 2017, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$357.7	$4.4	$353.3	$—	$—

Unrecorded contractual obligations:
Operating leases(2)	188.9	15.1	35.7	33.6	104.5
Interest payments on debt(3)	17.4	9.1	8.3	—	—
Purchase obligations(4)	51.0	20.3	28.1	2.6	—
Total contractual obligations	$615.0	$48.9	$425.4	$36.2	$104.5

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2014 Credit Facility at March 31, 2017 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2014 Revolving Facility for the purposes of determining minimum commitment amounts.

(2)	Our commitments related to operating leases have not been reduced by incentive payments and reimbursement of leasehold improvements.

(3)
The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions described in (1) above.

(4)
We utilize third-party technology in conjunction with our solutions and services, with contractual obligations varying in length from one to five years. In certain cases, these arrangements require a minimum annual purchase commitment by us.

The term loan under the 2014 Credit Facility requires periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2014 Credit Facility in February 2019.
The total liability for uncertain tax positions as of March 31, 2017 and December 31, 2016, was $3.2 million and $3.1 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of March 31, 2017 and December 31, 2016.
In February 2017, our Board of Directors approved our annual dividend rate of $0.48 per share to be made in quarterly payments. Dividends at this annual rate would aggregate to $23.0 million assuming 48.0 million shares of common stock are outstanding, although dividends are not guaranteed and our Board of Directors may decide, in its absolute discretion, to change or suspend dividend payments at any time for any reason. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of the 2014 Credit Facility, general economic conditions and our ability to generate adequate operating cash flow.
On May 1, 2017, our Board of Directors declared a second quarter dividend of $0.12 per share payable on June 15, 2017 to stockholders of record on May 26, 2017.

First Quarter 2017 Form 10-Q	33

Blackbaud, Inc.

Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Foreign Currency Exchange Rates
Approximately 9% of our total revenue for the three months ended March 31, 2017 was generated from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $0.4 million and $0.5 million as of March 31, 2017 and December 31, 2016, respectively.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the three months ended March 31, 2017, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the three months ended March 31, 2017, the fluctuation in foreign currency exchange rates reduced our total revenue and income from operations by insignificant amounts. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on total revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2017 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 of our consolidated financial statements in this report.

34	First Quarter 2017 Form 10-Q

Blackbaud, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of March 31, 2017, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2016 and March 31, 2017.

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

Changes in Internal Control Over Financial Reporting
No change in internal control over financial reporting occurred during the most recent fiscal quarter ended March 31, 2017 with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

First Quarter 2017 Form 10-Q	35

Blackbaud, Inc.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item IA, "Risk factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended March 31, 2017. All of these acquisitions were of common stock withheld by us to satisfy tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, January 1, 2017				$50,000
January 1, 2017 through January 31, 2017	10,250	$65.23	—	50,000
February 1, 2017 through February 28, 2017	194,172	71.34	—	50,000
March 1, 2017 through March 31, 2017	4,034	76.67	—	50,000
Total	208,456	$71.14	—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

36	First Quarter 2017 Form 10-Q

Blackbaud, Inc.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.88	Form of Employment Agreement between Blackbaud, Inc. and each of John J. Mistretta and Jon W. Olson		10-K	10.65	2/27/2013
10.89	Form of Retention Agreement between Blackbaud, Inc. and each of John. J. Mistretta and Jon W. Olson		10-Q	10.37	11/10/2008
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	XBRL Instance Document.	X
101.SCH*	XBRL Taxonomy Extension Schema Document.	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X
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

First Quarter 2017 Form 10-Q	37

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	May 5, 2017	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2017	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

38	First Quarter 2017 Form 10-Q