Form 10-Q
period 2017-06-30
BLACKBAUD INC
filed 2017-08-04
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO  ☑
The number of shares of the registrant’s Common Stock outstanding as of July 24, 2017 was 48,061,063.

Second Quarter 2017 Form 10-Q	1

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

2	Second Quarter 2017 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Consolidated balance sheets (Unaudited)
(dollars in thousands)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$17,268	$16,902
Restricted cash due to customers	289,232	353,771
Accounts receivable, net of allowance of $3,738 and $3,291 at June 30, 2017 and December 31, 2016, respectively	129,890	88,932
Prepaid expenses and other current assets	51,285	48,314
Total current assets	487,675	507,919
Property and equipment, net	45,679	50,269
Software development costs, net	44,962	37,582
Goodwill	472,643	438,240
Intangible assets, net	263,347	253,676
Other assets	24,080	22,524
Total assets	$1,338,386	$1,310,210
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$17,660	$23,274
Accrued expenses and other current liabilities	46,508	54,196
Due to customers	289,232	353,771
Debt, current portion	7,500	4,375
Deferred revenue, current portion	280,816	244,500
Total current liabilities	641,716	680,116
Debt, net of current portion	380,162	338,018
Deferred tax liability	40,780	29,558
Deferred revenue, net of current portion	6,067	6,440
Other liabilities	7,572	8,533
Total liabilities	1,076,297	1,062,665
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 58,456,066 and 57,672,401 shares issued at June 30, 2017 and December 31, 2016, respectively	58	58
Additional paid-in capital	330,559	310,452
Treasury stock, at cost; 10,397,768 and 10,166,801 shares at June 30, 2017 and December 31, 2016, respectively	(231,881)	(215,237)
Accumulated other comprehensive loss	(558)	(457)
Retained earnings	163,911	152,729
Total stockholders’ equity	262,089	247,545
Total liabilities and stockholders’ equity	$1,338,386	$1,310,210

The accompanying notes are an integral part of these consolidated financial statements.

Second Quarter 2017 Form 10-Q	3

Blackbaud, Inc. Consolidated statements of comprehensive income (Unaudited)
(dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Subscriptions	$125,252	$104,039	$243,431	$200,890
Maintenance	32,917	37,449	66,698	74,609
Services and other	34,026	38,703	65,687	73,948
Total revenue	192,195	180,191	375,816	349,447
Cost of revenue
Cost of subscriptions	57,365	52,163	112,291	101,829
Cost of maintenance	5,871	5,698	11,853	11,016
Cost of services and other	23,759	25,751	48,333	50,656
Total cost of revenue	86,995	83,612	172,477	163,501
Gross profit	105,200	96,579	203,339	185,946
Operating expenses
Sales, marketing and customer success	42,961	39,408	85,201	75,017
Research and development	22,870	22,748	45,576	45,463
General and administrative	21,882	20,091	43,805	39,770
Amortization	739	708	1,430	1,460
Total operating expenses	88,452	82,955	176,012	161,710
Income from operations	16,748	13,624	27,327	24,236
Interest expense	(3,216)	(2,721)	(5,593)	(5,396)
Other income (expense), net	827	(65)	1,113	(170)
Income before provision for income taxes	14,359	10,838	22,847	18,670
Income tax provision	3,194	1,778	171	3,373
Net income	$11,165	$9,060	$22,676	$15,297
Earnings per share
Basic	$0.24	$0.20	$0.49	$0.33
Diluted	$0.23	$0.19	$0.48	$0.32
Common shares and equivalents outstanding
Basic weighted average shares	46,662,481	46,083,055	46,584,263	46,047,788
Diluted weighted average shares	47,691,340	47,263,844	47,586,893	47,184,926
Dividends per share	$0.12	$0.12	$0.24	$0.24
Other comprehensive (loss) income
Foreign currency translation adjustment	(379)	(431)	(279)	(28)
Unrealized (loss) gain on derivative instruments, net of tax	(4)	(118)	178	(787)
Total other comprehensive loss	(383)	(549)	(101)	(815)
Comprehensive income	$10,782	$8,511	$22,575	$14,482

The accompanying notes are an integral part of these consolidated financial statements.

4	Second Quarter 2017 Form 10-Q

Blackbaud, Inc. Consolidated statements of cash flows (Unaudited)
	Six months ended June 30,
(dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$22,676	$15,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,481	35,549
Provision for doubtful accounts and sales returns	5,469	2,264
Stock-based compensation expense	20,129	16,187
Deferred taxes	(1,239)	(287)
Amortization of deferred financing costs and discount	468	478
Other non-cash adjustments	(540)	(429)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(44,887)	(30,097)
Prepaid expenses and other assets	(2,501)	(6,011)
Trade accounts payable	(3,951)	8,857
Accrued expenses and other liabilities	(8,467)	(12,713)
Restricted cash due to customers	64,288	62,038
Due to customers	(64,288)	(62,038)
Deferred revenue	30,913	19,658
Net cash provided by operating activities	54,551	48,753
Cash flows from investing activities
Purchase of property and equipment	(5,666)	(12,569)
Capitalized software development costs	(13,614)	(12,168)
Purchase of net assets of acquired companies, net of cash	(49,729)	530
Purchase of derivative instruments	(516)	—
Net cash used in investing activities	(69,525)	(24,207)
Cash flows from financing activities
Proceeds from issuance of debt	575,700	120,900
Payments on debt	(529,169)	(126,088)
Debt issuance costs	(3,085)	—
Employee taxes paid for withheld shares upon equity award settlement	(16,644)	(8,037)
Proceeds from exercise of stock options	14	5
Dividend payments to stockholders	(11,530)	(11,398)
Net cash provided by (used in) financing activities	15,286	(24,618)
Effect of exchange rate on cash and cash equivalents	54	(27)
Net increase (decrease) in cash and cash equivalents	366	(99)
Cash and cash equivalents, beginning of period	16,902	15,362
Cash and cash equivalents, end of period	$17,268	$15,263

The accompanying notes are an integral part of these consolidated financial statements.

Second Quarter 2017 Form 10-Q	5

Blackbaud, Inc. Consolidated statement of stockholders' equity (Unaudited)
(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2016	57,672,401	$58	$310,452	$(215,237)	$(457)	$152,729	$247,545
Net income	—	—	—	—	—	22,676	22,676
Payment of dividends	—	—	—	—	—	(11,530)	(11,530)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	311,520	—	14	—	—	—	14
Employee taxes paid for 230,967 withheld shares upon equity award settlement	—	—	—	(16,644)	—	—	(16,644)
Stock-based compensation	—	—	20,093	—	—	36	20,129
Restricted stock grants	527,160	—	—	—	—	—	—
Restricted stock cancellations	(55,015)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(101)	—	(101)
Balance at June 30, 2017	58,456,066	$58	$330,559	$(231,881)	$(558)	$163,911	$262,089

The accompanying notes are an integral part of these consolidated financial statements.

6	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, healthcare institutions and individual change agents—we connect and empower organizations to increase their impact through software, services, expertise, and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing, and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada and the United Kingdom. As of June 30, 2017, we had approximately 35,000 customers.

2. Basis of Presentation
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, and other forms filed with the SEC from time to time.
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
Recently adopted accounting pronouncements
As previously disclosed, during the three months ended September 30, 2016, we early adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which addresses, among other items, the accounting for income taxes and forfeitures, and cash flow presentation of share-based compensation. The early adoption of ASU 2016-09 increased net income for both the three months ended March 31, 2016 and June 30, 2016, and increased net cash provided by operating activities and net cash used in financing activities

Second Quarter 2017 Form 10-Q	7

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

for the three months ended March 31, 2016 and June 30, 2016. Detailed information regarding the impact of our adoption of ASU 2016-09 can be found in our annual report on Form 10-K for the year ended December 31, 2016.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for all companies for annual and interim periods beginning after December 15, 2017, with early adoption permitted in any interim period for reporting periods for which financial statements have not been issued. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. We adopted ASU 2017-09 as of April 1, 2017. As this standard is prospective in nature, the impact to our financial statements will depend on the nature of our future award modifications.
Recently issued accounting pronouncements
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business ("ASU 2017-01"), which provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, and applied prospectively. We do not expect ASU 2017-01 to have a material impact on our consolidated financial statements.
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

8	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

2014-09 will have on our consolidated financial statements and related disclosures. As a result of our evaluation to date, we expect that ASU 2014-09 will generally result in the deferral of more costs to obtain a contract over a longer period using the expected period of benefit as compared with our current practice of using our average initial contract term. In addition, we expect changes in the allocation of the transaction price for contracts where we sell perpetual software licenses as ASU 2014-09 requires that the transaction price in a contract be allocated based on relative standalone selling prices of the separate performance obligations. We also anticipate incremental disclosures, including, but not limited to, quantitative reconciliations of opening and closing balances of contract assets and liabilities, the value of remaining performance obligations at the end of each reporting period, and possibly, additional disaggregation of revenue.

3. Business Combinations
JustGiving acquisition
On June 23, 2017, Blackbaud Global Limited (“Blackbaud Global”), a United Kingdom limited liability company and wholly-owned subsidiary of ours, entered into a sale and purchase agreement to acquire all of the outstanding shares of capital stock, including all voting equity interests, of Giving Limited, a United Kingdom private limited company doing business as “JustGiving” for an aggregate purchase price of £95.0 million in cash, subject to certain adjustments. JustGiving is a market leading social platform for giving, and the acquisition is expected to enhance our capabilities to serve both individual donors and nonprofits, expanding the peer-to-peer fundraising capabilities we offer today. The acquisition of JustGiving is subject to the satisfaction of certain closing conditions as set forth in the sale and purchase agreement, including the approval of the acquisition by the Competition and Markets Authority in the United Kingdom. The Company anticipates that the acquisition will close later in 2017 and will be financed with cash on hand and borrowings under our existing credit facility.
AcademicWorks acquisition
On April 3, 2017, we acquired all of the outstanding shares of capital stock, including all voting equity interests, of AcademicWorks, Inc., a Texas corporation ("AcademicWorks"), pursuant to a stock purchase agreement. AcademicWorks is the market leader in scholarship management for higher education and K-12 institutions, foundations, and grant-making institutions. The acquisition extends our offerings for our higher education, K-12, and corporate and foundation customers. We acquired AcademicWorks for $52.1 million in cash, net of closing adjustments. We financed the acquisition through a draw down of a revolving credit loan under our then-existing credit facility. As a result of the acquisition, AcademicWorks has become a wholly-owned subsidiary of ours. The operating results of AcademicWorks have been included in our consolidated financial statements within our EMG and GMG reportable segments (as defined in Note 14 below) from the date of acquisition. During the three and six months ended June 30, 2017, we incurred insignificant acquisition-related expenses associated with the acquisition of AcademicWorks, which were recorded in general and administrative expense.
The fair values assigned to the assets acquired and liabilities assumed in the table below are based on our best estimates and assumptions as of the reporting date and are considered preliminary pending finalization. The estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities, pending finalization, include the valuation of acquired finite-lived intangible assets as well as the assumed deferred revenue and deferred income tax balances.

(in thousands)	Purchase price allocation
Net working capital, excluding deferred revenue	$2,949
Property and equipment	290
Finite-lived intangible assets	30,900
Deferred revenue	(3,950)
Deferred tax liability	(12,350)
Goodwill	34,305
Total purchase price	$52,144

Second Quarter 2017 Form 10-Q	9

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The estimated fair value of accounts receivable acquired approximates the contractual value of $1.0 million. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining operations and the assembled workforce of AcademicWorks, with $20.6 million and $13.7 million assigned to our EMG and GMG reportable segments, respectively. None of the goodwill arising in the acquisition is deductible for income tax purposes.
The AcademicWorks acquisition resulted in the identification of the following identifiable finite-lived intangible assets:

	Intangible assets acquired	Weighted average amortization period
AcademicWorks	(in thousands)	(in years)
Acquired technology	$22,500	9
Customer relationships	8,000	15
Marketing assets	320	2
Non-compete agreements	80	3
Total intangible assets	$30,900	10
The estimated fair values of the finite-lived intangible assets were based on variations of the income approach, which estimates fair value based upon the present value of cash flows that the assets are expected to generate, and which included the relief-from-royalty method, incremental cash flow method, including the comparative (with and without) method and multi-period excess earnings method, depending on the intangible asset being valued. The method of amortization of identifiable finite-lived intangible assets is based on the expected pattern in which the estimated economic benefits of the respective assets are consumed or otherwise used up. Customer relationships and acquired technology are being amortized on an accelerated basis. Marketing assets and non-compete agreements are being amortized on a straight-line basis.
We determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented.

4. Goodwill and Other Intangible Assets
The change in goodwill for each reportable segment (as defined in Note 14 below) during the six months ended June 30, 2017, consisted of the following:

(dollars in thousands)	EMG	GMG	IMG	Total
Balance at December 31, 2016	$241,334	$192,238	$4,668	$438,240
Additions related to current year business combination(1)	20,584	13,722	—	34,306
Adjustments related to prior year business combination(2)	(29)	(58)	(1)	(88)
Effect of foreign currency translation	—	—	185	185
Balance at June 30, 2017	$261,889	$205,902	$4,852	$472,643

(1)	See Note 3 to these consolidated financial statements for details regarding our acquisition of AcademicWorks.

(2)
The change in goodwill was related to a post-closing working capital adjustment associated with the prior year acquisition of Good+Geek, Inc. ("Attentive.ly"), as well as an immaterial measurement period adjustment.

10	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

5. Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income	$11,165	$9,060	$22,676	$15,297
Denominator:
Weighted average common shares	46,662,481	46,083,055	46,584,263	46,047,788
Add effect of dilutive securities:
Stock-based awards	1,028,859	1,180,789	1,002,630	1,137,138
Weighted average common shares assuming dilution	47,691,340	47,263,844	47,586,893	47,184,926
Earnings per share:
Basic	$0.24	$0.20	$0.49	$0.33
Diluted	$0.23	$0.19	$0.48	$0.32

Anti-dilutive shares excluded from calculations of diluted earnings per share	—	—	5,515	44,134

6. Fair Value Measurements
We use a three-tier fair value hierarchy to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets;

•
Level 2 - Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Second Quarter 2017 Form 10-Q	11

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Recurring fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of June 30, 2017
Financial assets:
Derivative instruments(1)(2)	$—	$1,328	$—	$1,328
Total financial assets	$—	$1,328	$—	$1,328

Fair value as of December 31, 2016
Financial assets:
Derivative instruments(1)	$—	$206	$—	$206
Total financial assets	$—	$206	$—	$206

Fair value as of December 31, 2016
Financial liabilities:
Derivative instruments(1)	$—	$163	$—	$163
Total financial liabilities	$—	$163	$—	$163

(1)
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.

(2)
Our foreign currency option contract is valued using a market approach based on observable quoted market prices including current spot rates and market implied volatilities. Accordingly, our foreign currency option contract is classified within Level 2 of the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents, restricted cash due to customers, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at June 30, 2017 and December 31, 2016, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at June 30, 2017 and December 31, 2016, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the six months ended June 30, 2017. Additionally, we did not hold any Level 3 assets or liabilities during the six months ended June 30, 2017.
Non-recurring fair value measurements
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill, which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, are based on Level 3 unobservable inputs. In the event of an impairment, we determine the fair value of the goodwill and intangible assets using a discounted cash flow approach, which contains significant unobservable inputs and, therefore, is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.
There were no non-recurring fair value adjustments to intangible assets and goodwill during the six months ended June 30, 2017, except for an insignificant business combination accounting adjustment to the initial fair value estimates of the Attentive.ly assets acquired and liabilities assumed at the acquisition date from updated information obtained during the measurement period. See Note 4 to these consolidated financial statements for additional details. The measurement period of a business combination may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

12	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

7. Consolidated Financial Statement Details
Accrued expenses and other liabilities

(dollars in thousands)	June 30, 2017	December 31, 2016
Accrued bonuses	$12,021	$19,217
Accrued commissions and salaries	7,646	9,352
Lease incentive obligations	5,038	5,604
Customer credit balances	5,130	5,148
Deferred rent liabilities	4,302	4,110
Taxes payable	2,630	3,452
Unrecognized tax benefit	3,452	3,295
Accrued subscriptions	3,959	2,840
Accrued vacation costs	2,598	2,214
Accrued health care costs	2,822	1,495
Other liabilities	4,482	6,002
Total accrued expenses and other liabilities	54,080	62,729
Less: Long-term portion	7,572	8,533
Accrued expenses and other current liabilities	$46,508	$54,196
Other income (expense), net

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Components of Other Income (Expense), Net
Interest income	$210	$118	$378	$239
Gain on derivative instrument	475	—	475	—
Loss on debt extinguishment	(162)	—	(162)	—
Other income (expense), net	304	(183)	422	(409)
Other income (expense), net	$827	$(65)	$1,113	$(170)

8. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Credit facility:
Revolving credit loans	$90,400	$180,900	2.93%	2.36%
Term loans	300,000	162,969	2.35%	2.62%
Total debt	390,400	343,869	2.48%	2.48%
Less: Unamortized discount and debt issuance costs	2,738	1,476
Less: Debt, current portion	7,500	4,375	2.48%	2.50%
Debt, net of current portion	$380,162	$338,018	2.48%	2.48%

Second Quarter 2017 Form 10-Q	13

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Financing for AcademicWorks acquisition
As discussed in Note 3 to these consolidated financial statements, on April 3, 2017 we acquired AcademicWorks for $52.1 million in cash, net of closing adjustments. We financed the acquisition through a draw down of a revolving credit loan under the 2014 Credit Facility (defined below).
2017 refinancing
We were previously party to a $325.0 million five-year credit facility entered into during February 2014. The credit facility included: a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans (the “2014 Revolving Facility”) and a term loan facility (the “2014 Term Loan”), together, (the “2014 Credit Facility”).
In June 2017, we entered into a five-year $700.0 million senior credit facility (the “2017 Credit Facility”). The 2017 Credit Facility includes a $400.0 million revolving credit facility (the “2017 Revolving Facility”) and a $300.0 million term loan facility (the “2017 Term Loan”). Upon closing we drew $300.0 million on a term loan and $110.0 million in revolving credit loans, which was used to repay all amounts outstanding under the 2014 Credit Facility, fees and expenses incurred in connection with the 2017 Credit Facility, and for other general corporate purposes.
Certain lenders of the 2014 Term Loan participated in the 2017 Term Loan and the change in the present value of our future cash flows to these lenders under the 2014 Term Loan and under the 2017 Term Loan was less than 10%. Accordingly, we accounted for the refinancing event for these lenders as a debt modification. Certain lenders of the 2014 Term Loan did not participate in the 2017 Term Loan. Accordingly, we accounted for the refinancing event for these lenders as a debt extinguishment. Certain lenders of the 2014 Revolving Facility participated in the 2017 Revolving Facility and provided increased borrowing capacities. Accordingly, we accounted for the refinancing event for these lenders as a debt modification. Certain lenders of the 2014 Revolving Facility did not participate in the 2017 Revolving Facility. Accordingly, we accounted for the refinancing event for these lenders as a debt extinguishment.
We recorded an insignificant loss on debt extinguishment related to the write-off of debt discount and deferred financing costs for the portions of the 2014 Credit Facility considered to be extinguished. This loss was recognized in the consolidated statements of comprehensive income within other income (expense), net.
In connection with our entry into the 2017 Credit Facility, we paid $3.1 million in financing costs, of which $1.0 million was capitalized in other assets and, together with a portion of the unamortized deferred financing costs from the 2014 Credit Facility and prior facilities, are being amortized into interest expense ratably over the term of the new facility. As of June 30, 2017 and December 31, 2016, deferred financing costs totaling $1.4 million and $0.6 million, respectively, were included in other assets on our consolidated balance sheets. We recorded aggregate financing costs of $1.8 million as a direct deduction from the carrying amount of our debt liability, which related to debt discount (fees paid to lenders) and debt issuance costs for the 2017 Term Loan.
Summary of the 2017 Credit Facility

The 2017 Revolving Facility includes (i) a $50.0 million sublimit available for the issuance of standby letters of credit, (ii) a $50.0 million sublimit available for swingline loans, and (iii) a $100.0 million sublimit available for multicurrency borrowings.
The 2017 Credit Facility is secured by the stock and limited liability company interests of certain of our subsidiaries and any of our material domestic subsidiaries.
Amounts borrowed under the dollar tranche revolving credit loans and term loan under the 2017 Credit Facility bear interest at a rate per annum equal to, at our option, (a) a base rate equal to the highest of (i) the prime rate announced by Bank of America, N.A., (ii) the Federal Funds Rate plus 0.50% and (iii) the Eurocurrency Rate (which varies depending on the currency in which the loan is denominated) plus 1.00% (the “Base Rate”), in addition to a margin of 0.00% to 0.75%, or (b) Eurocurrency Rate plus a margin of 1.00% to 1.75%.
We also pay a quarterly commitment fee on the unused portion of the 2017 Revolving Facility from 0.15% to 0.25% per annum, depending on our net leverage ratio. At June 30, 2017, the commitment fee was 0.20%.

14	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The term loan under the 2017 Credit Facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2017 Credit Facility.
The 2017 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At June 30, 2017, we were in compliance with our debt covenants under the 2017 Credit Facility.

The 2017 Credit Facility also includes an option to request increases in the revolving commitments and/or request additional term loans in an aggregate principal amount of up to $200.0 million plus an amount, if any, such that the Net Leverage Ratio shall be no greater than 3.00 to 1.00.

As of June 30, 2017, the required annual maturities related to the 2017 Credit Facility were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2017 - remaining	$3,750
2018	7,500
2019	7,500
2020	7,500
2021	7,500
Thereafter	356,650
Total required maturities	$390,400

9. Derivative Instruments
Cash flow hedges
We generally use derivative instruments to manage our variable interest rate risk. In March 2014, we entered into an interest rate swap agreement (the "March 2014 Swap Agreement"), which effectively converts portions of our variable rate debt under our credit facility to a fixed rate for the term of the swap agreement. The initial notional value of the March 2014 Swap Agreement was $125.0 million with an effective date beginning in March 2014. In March 2017, the notional value of the March 2014 Swap Agreement decreased to $75.0 million for the remaining term through February 2018. We designated the March 2014 Swap Agreement as a cash flow hedge at the inception of the contract.
In October 2015, we entered into an additional interest rate swap agreement (the "October 2015 Swap Agreement"), which effectively converts portions of our variable rate debt under our credit facility to a fixed rate for the term of the October 2015 Swap Agreement. The notional value of the October 2015 Swap Agreement was $75.0 million with an effective date beginning in October 2015 and maturing in February 2018. We designated the October 2015 Swap Agreement as a cash flow hedge at the inception of the contract.
Undesignated contracts
In June 2017, we entered into a foreign currency option contract to hedge our exposure to currency fluctuations in connection with our anticipated acquisition of JustGiving, which is expected to close later in 2017, because the purchase price is denominated in British Pounds. The notional value of the instrument is £100.0 million with an effective date beginning in June 2017 and maturing in September 2017. We did not designate this foreign currency option contract as a cash flow hedge for accounting purposes since it involves a business combination. As such, changes in the fair value of this derivative are recognized currently in earnings. The insignificant premium paid for this option is shown within cash flows from investing activities in our consolidated statements of cash flows.

Second Quarter 2017 Form 10-Q	15

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The fair values of our derivative instruments were as follows as of:

		Asset Derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	June 30, 2017	December 31, 2016	Balance sheet location	June 30, 2017	December 31, 2016
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$336	$—	Accrued expenses and other current liabilities	$—	$—
Interest rate swaps, long-term portion	Other assets	—	206	Other liabilities	—	163
Total derivative instruments designated as hedging instruments		$336	$206		$—	$163

Derivative instruments not designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$992	$—	Accrued expenses and other current liabilities	$—	$—
Total derivative instruments not designated as hedging instruments		$992	$—		$—	$—

Total derivative instruments		$1,328	$206		$—	$163
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	June 30, 2017		Three months ended June 30, 2017	Six months ended June 30, 2017
Interest rate swaps	$336	Interest expense	$15	$(104)

	June 30, 2016		Three months ended June 30, 2016	Six months ended June 30, 2016
Interest rate swaps	$(1,329)	Interest expense	$(302)	$(610)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive income as of June 30, 2017 that is expected to be reclassified into earnings within the next twelve months is insignificant. There were no ineffective portions of our interest rate swap derivatives during the six months ended June 30, 2017 and 2016. See Note 13 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.
We did not have any undesignated derivative instruments during 2016. The effects of undesignated derivative instruments during the three and six months ended June 30, 2017 were as follows:

	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income
(dollars in thousands)		Three months ended June 30, 2017	Six months ended June 30, 2017
Foreign currency option contracts	Other income (expense), net	$475	$475

16	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

10. Commitments and Contingencies
Leases
Total rent expense was $4.1 million and $3.5 million for the three months ended June 30, 2017 and 2016, respectively, and $8.1 million and $5.5 million for the six months ended June 30, 2017 and 2016, respectively. The quarterly South Carolina state incentive payments we received as a result of locating our headquarters facility in Berkeley County, South Carolina, ended in the fourth quarter of 2016. These amounts were recorded as a reduction of rent expense upon receipt and were $0.7 million and $1.6 million during the three and six months ended June 30, 2016, respectively.
Other commitments
The term loans under the 2017 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2017, the remaining aggregate minimum purchase commitment under these arrangements was approximately $55.5 million through 2021.
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
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business. We make a provision for a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, we have determined as of June 30, 2017, that no provision for liability nor disclosure is required related to any claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
All legal costs associated with litigation are expensed as incurred. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, results of operations or cash flows could be negatively affected in any particular period by an unfavorable resolution of one or more of such proceedings, claims or investigations.

Second Quarter 2017 Form 10-Q	17

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

11. Income Taxes
Our income tax provision and effective income tax rates, including the effects of period-specific events, were:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2017	2016(1)	2017	2016(1)
Income tax provision	$3,194	$1,778	$171	$3,373
Effective income tax rate	22.2%	16.4%	0.7%	18.1%

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

The increase in our effective income tax rate during the three months ended June 30, 2017, when compared to the same period in 2016, was primarily due to a larger amount of income before taxes during the three months ended June 30, 2017, which reduced the impact of the discrete tax benefit to expense relating to stock-based compensation items.
The decrease in our effective income tax rate during the six months ended June 30, 2017, when compared to the same period in 2016, was primarily due to a $7.3 million discrete tax benefit to expense relating to stock-based compensation items, as compared to a $2.7 million discrete tax benefit for the same period in 2016. The increase in the discrete tax benefit for the six months ended June 30, 2017, as compared to the same period in 2016, was attributable to an increase in the market price for shares of our common stock, as reported by the NASDAQ Stock Market LLC ("NASDAQ"), as well as an increase in the number of stock awards that vested and were exercised. Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter.

12. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Included in cost of revenue:
Cost of subscriptions	$338	$311	$632	$586
Cost of maintenance	105	136	191	254
Cost of services and other	507	395	918	847
Total included in cost of revenue	950	842	1,741	1,687
Included in operating expenses:
Sales, marketing and customer success	1,781	1,021	3,220	1,917
Research and development	2,067	1,729	3,784	3,200
General and administrative	6,037	4,852	11,384	9,383
Total included in operating expenses	9,885	7,602	18,388	14,500
Total stock-based compensation expense	$10,835	$8,444	$20,129	$16,187

18	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

13. Stockholders' Equity
Dividends
Our Board of Directors has adopted a dividend policy, which provides for the distribution to stockholders of a portion of cash generated by us that is in excess of operational needs and capital expenditures. The 2017 Credit Facility limits the amount of dividends payable and certain state laws restrict the amount of dividends distributed.
In February 2017, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the six months ended June 30, 2017.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 8, 2017	$0.12	February 28	March 15
May 1, 2017	$0.12	May 26	June 15
On July 31, 2017, our Board of Directors declared a third quarter dividend of $0.12 per share payable on September 15, 2017 to stockholders of record on August 28, 2017.
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Accumulated other comprehensive loss, beginning of period	$(175)	$(1,091)	$(457)	$(825)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income (loss) balance, beginning of period	$207	$(688)	$25	$(19)
Other comprehensive income (loss) before reclassifications, net of tax effects of $(3), $195, $(74) and $750	5	(301)	115	(1,157)
Amounts reclassified from accumulated other comprehensive loss to interest expense	(15)	302	104	610
Tax benefit included in provision for income taxes	6	(119)	(41)	(240)
Total amounts reclassified from accumulated other comprehensive loss	(9)	183	63	370
Net current-period other comprehensive (loss) income	(4)	(118)	178	(787)
Accumulated other comprehensive income (loss) balance, end of period	$203	$(806)	$203	$(806)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(382)	$(403)	$(482)	$(806)
Translation adjustments	(379)	(431)	(279)	(28)
Accumulated other comprehensive loss balance, end of period	(761)	(834)	(761)	(834)
Accumulated other comprehensive income (loss), end of period	$(558)	$(1,640)	$(558)	$(1,640)

Second Quarter 2017 Form 10-Q	19

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

14. Segment Information
During the first quarter of 2017, we changed the names of our reportable segments. However, there was no change in the determination of our reportable segments or our reporting units at that time. As of June 30, 2017, our reportable segments were the General Markets Group ("GMG"), the Emerging Markets Group ("EMG"), and the International Markets Group ("IMG"). The following is a description of each reportable segment:

•	The GMG is generally focused on sales to all emerging and mid-sized prospects and customers in North America;

•	The EMG is generally focused on sales to all large and/or strategic prospects and customers in North America; and

•	The IMG is focused on marketing, sales, delivery and support to all prospects and customers outside of North America.
Our chief operating decision maker is our chief executive officer ("CEO"). Currently, our CEO reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. The CEO uses internal financial reports that provide segment revenues and operating income, excluding stock-based compensation expense, amortization expense, depreciation expense, research and development expense and certain corporate sales, marketing, general and administrative expenses. Currently, the CEO believes that the exclusion of these costs allows for a better understanding of the operating performance of the operating units and management of other operating expenses and cash needs. The CEO does not review any segment balance sheet information. Summarized reportable segment financial results, were as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Revenue by segment:
GMG	$99,215	$93,970	$194,116	$181,922
EMG	82,245	75,037	161,877	146,536
IMG	10,730	11,138	19,786	20,896
Other(1)	5	46	37	93
Total revenue	$192,195	$180,191	$375,816	$349,447
Segment operating income(2):
GMG	$47,983	$45,262	$93,687	$87,873
EMG	44,037	38,721	86,512	74,487
IMG	2,947	1,065	4,196	2,061
Other(1)	(71)	18	(55)	48
	94,896	85,066	184,340	164,469
Less:
Corporate unallocated costs(3)	(56,502)	(52,363)	(115,527)	(102,778)
Stock-based compensation costs	(10,835)	(8,444)	(20,129)	(16,187)
Amortization expense	(10,811)	(10,635)	(21,357)	(21,268)
Interest expense	(3,216)	(2,721)	(5,593)	(5,396)
Other income (expense), net	827	(65)	1,113	(170)
Income before provision for income taxes	$14,359	$10,838	$22,847	$18,670

(1)	Other includes revenue and the related costs from the sale of solutions and services not directly attributable to a reportable segment.

(2)	Segment operating income includes direct, controllable costs related to the sale of solutions and services by the reportable segment.

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

20	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

In light of the ongoing and anticipated increasing centralization of our operations, including without limitation marketing, customer support, customer success and professional services, we are evaluating whether changes may need to be made to our internal reporting structure to better support and assess the operations of our business going forward. If changes are made, we will assess the resulting effect on our reportable segments, operating segments and reporting units, if any.

15. Subsequent Events
Entry into interest rate swap agreement
In July 2017, we entered into an additional interest rate swap agreement (the "July 2017 Swap Agreement"), which effectively converts portions of our variable rate debt under our credit facility to a fixed rate for the term of the swap agreement. The notional value of the July 2017 Swap Agreement was $150.0 million with an effective date beginning in July 2017 through July 2021. We designated the July 2017 Swap Agreement as a cash flow hedge at the inception of the contract. See Note 9 to these consolidated financial statements for information on our other interest rate swap agreements.

Second Quarter 2017 Form 10-Q	21

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, healthcare institutions and individual change agents—we connect and empower organizations to increase their impact through software, services, expertise, and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing, and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada and the United Kingdom. As of June 30, 2017, we had approximately 35,000 customers.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud-based and hosted environments; (ii) providing transaction and payment processing services; (iii) providing software maintenance and support services; and (iv) providing professional services including implementation, training, consulting, analytic and other services.
During the second quarter of 2017, we continued to execute on our four-point growth strategy targeted to drive an extended period of quality enhancement, solution and service innovation and increasing operating efficiency and financial performance:

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
The Blackbaud SKY™ cloud platform is allowing us to innovate at a more rapid pace, including delivering enhanced integrated analytics capabilities that surface directly in our customers’ software through SKY AI and SKY Analytics—components of our broader Intelligence for Good approach that combines AI, analytics, one of the industry’s most robust data sets and expertise to drive powerful insights for our customers. These embedded, cloud-delivered insights provide high impact, workflow-integrated intelligence that drives fundraising, advocacy, event participation and other purpose driven constituent interactions. In higher education institutions, for example, we released a new athletic giving solution, designed specifically to help athletic departments raise more money through the university community and athletic program supporters.

2.	Drive Sales Effectiveness
We are making investments to create a world-class sales organization to accelerate revenue growth and penetrate our large and expanding total addressable market ("TAM"), which is currently estimated to be over $7.0 billion. During the first half of 2017, we created a new Senior Vice President of Global Sales position to lead this effort across the organization.
We continue adding to our salesforce, improving market coverage by deploying sales headcount into the field, and we are focused on enabling our expanding sales teams with training, processes, and tools to improve effectiveness and drive revenue growth. The move to selling pre-integrated solution suites instead of individual point-solutions continues to be

22	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.

successful, and we have furthered our go-to-market shift with a concentrated sales focus by sub-vertical, including K-12 private schools, foundations, corporations, arts & cultural, higher education and healthcare.

3.	Expand TAM into Near Adjacencies through Acquisitions and Product Investments
We continue to evaluate compelling opportunities to acquire companies, technologies and/or services. We are guided by our acquisition criteria for considering attractive assets that expand our TAM, provide entry into new and near adjacencies, accelerate our shift to the cloud, accelerate revenue growth, are accretive to margins and present synergistic opportunities.
During the first half of 2017, we announced the promotion of our new Senior Vice President of Corporate Strategy and Business Development, who led the effort for many of our recent acquisitions, including AcademicWorks in April 2017. AcademicWorks is the market leader in scholarship management for higher education and K-12 institutions, foundations, and grant-making institutions. Their cloud platform enables students to apply for all awards at an institution using one intuitive and streamlined process, while offering schools and awarding institutions a common platform for improved awarding, reporting, compliance, communication and stewardship of those awards. Additional details regarding our acquisition of AcademicWorks are provided in Note 3 to our consolidated financial statements in this report. During the second quarter, we were focused on integrating AcademicWorks' solutions and operations and began cross-selling to enable us to begin realizing anticipated synergies.
In June 2017, we announced that we have entered into an agreement to acquire the United Kingdom-based online fundraising services provider JustGiving, whose online social giving platform has played a powerful role in the growth of peer-to-peer fundraising. The acquisition will enhance our capability to serve both individual donors and nonprofits, expanding the peer-to-peer fundraising capabilities we currently offer today through TeamRaiser and everydayhero, which are used by leading nonprofit organizations to connect their causes to the individuals who support them. JustGiving will also add personal crowdfunding to our portfolio, which is an offering we do not currently provide and a fast growing segment of charitable giving. We expect the acquisition to close later in 2017 after we conclude the United Kingdom Competition and Markets Authority review and other closing conditions are satisfied.
Both AcademicWorks and JustGiving meet the acquisition criteria discussed above. We remain active in the evaluation of acquisition opportunities to broaden our portfolio, provide better integrated solutions for our customers, differentiate ourselves from the competition and improve our financial performance.

4.	Improve Operating Efficiency
We are also focused on operational efficiency to deliver improved profitability. In 2014, we set a long-term aspirational goal to improve operating margins annually, and increase our non-GAAP operating margins by at least 300 basis points on a constant currency basis from our 2014 baseline of 17.5%, by the end of 2017. Since setting that goal, we have improved margins annually, inclusive of heightened investments to drive future growth and in the midst of migrating our customer base to the cloud. We expect to deliver on our goal, and we see future opportunity ahead to further improve profitability through the infrastructure investments we have made in our back office for scale, focus on operational excellence, and achieving our productivity initiatives.
We have included the results of operations of AcademicWorks in our consolidated results of operations from the date of acquisition. We determined that the AcademicWorks acquisition was not a material business combination; therefore, revenue and earnings since the acquisition date are not required or presented.

Second Quarter 2017 Form 10-Q	23

Blackbaud, Inc.

Total revenue
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Total revenue	$192.2	$180.2	6.7%	$375.8	$349.4	7.5%
The increases in total revenue during the three and six months ended June 30, 2017, when compared to the same periods in 2016, were primarily driven by growth in subscriptions revenue as our business model continues to shift towards providing predominantly cloud-based subscription solutions. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments. Services and other revenue as well as maintenance revenue declined during the three and six months ended June 30, 2017 from the continued migration of our business model toward subscription-based solutions. In general, our NXT and other cloud-based solutions require less implementation services, which will continue to negatively impact services and other revenue growth over time. In the near-term, the transition to subscription-based solutions also negatively impacts total revenue growth, as time-based revenue from subscription arrangements is deferred and recognized ratably over the subscription period, typically three years at contract inception, whereas on-premises license revenue from arrangements that include perpetual licenses is recognized up-front. In addition, the fluctuation in foreign currency exchange rates, primarily those between the U.S. dollar and British pound, negatively impacted our total revenue three and six months ended June 30, 2017 by $1.1 million and $1.3 million, respectively. Further explanation of this impact is included below under the caption "Foreign Currency Exchange Rates".

Income from operations
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Income from operations	$16.7	$13.6	22.9%	$27.3	$24.2	12.8%
Income from operations increased during the three and six months ended June 30, 2017, when compared to the same periods in 2016. The positive impact of growth in total revenue driven by subscriptions as discussed above was partially offset primarily by investments we are making in our sales organization and customer success program and, to a lesser extent, increases in stock based compensation expense of $2.4 million and $3.9 million, respectively, rent expense of $0.6 million and $2.6 million, respectively, and acquisition-related deal and integration costs of $1.6 million and $1.9 million. An increase of $2.5 million in employee severance costs during the six months ended June 30, 2017 also negatively impacted income from operations. The increase in rent expense was primarily driven by the end in the fourth quarter of 2016 of the South Carolina state incentive payments we received as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts were recorded as a reduction of rent expense upon receipt. Also contributing to the increase in rent expense were new operating leases for equipment that we have historically purchased.
Customer retention
Subscription contracts are typically for a term of three years at contract inception with one year renewals thereafter. Over time, we anticipate a decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud-based subscription delivery model. We also anticipate an increase in subscription contract renewals as we continue focusing on innovation, quality and the integration of our subscription solutions which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines subscription and maintenance customer contracts provides an accurate representation of our customers' overall behavior. For the year ended June 30, 2017, approximately 93% of our customers with recurring subscription or maintenance contracts were retained. This customer retention rate is relatively unchanged from our rate for the full year 2016.

24	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.

Balance sheet and cash flow
At June 30, 2017, our cash and cash equivalents were $17.3 million and outstanding borrowings under the 2017 Credit Facility were $390.4 million. During the six months ended June 30, 2017, we generated $54.6 million in cash flow from operations, increased our net borrowings by $46.5 million, primarily for the acquisition of AcademicWorks, returned $11.5 million to stockholders by way of dividends and had aggregate cash outlays of $19.3 million for purchases of property and equipment and capitalized software development costs.
Recent developments
Debt refinancing
In June 2017, we entered into the 2017 Credit Facility, which includes a $400.0 million revolving credit facility and a $300.0 million term loan facility. Upon closing, we drew $300.0 million on a term loan and $110.0 million in revolving credit loans, which was used to repay all amounts outstanding under our previous credit facility and for other general corporate purposes. The 2017 Credit Facility is secured by the stock and limited liability company interests of certain of our subsidiaries and is guaranteed by our material domestic subsidiaries.
JustGiving acquisition
In June 2017, Blackbaud Global Limited (“Blackbaud Global”), a United Kingdom limited liability company and wholly-owned subsidiary of ours, entered into a sale and purchase agreement to acquire all of the outstanding shares of capital stock of Giving Limited, a United Kingdom private limited company doing business as “JustGiving” for an aggregate purchase price of £95.0 million in cash, subject to certain adjustments. JustGiving is a market leading social platform for giving and the acquisition is expected to enhance our capabilities to serve both individual donors and nonprofits, expanding the peer-to-peer fundraising capabilities we offer today. The acquisition of JustGiving is subject to the satisfaction of certain closing conditions as set forth in the sale and purchase agreement, including the approval of the acquisition by the Competition and Markets Authority in the United Kingdom. The Company anticipates that the acquisition will close later in 2017 and will be financed with cash on hand and borrowings under our existing credit facility.
Entry into interest rate swap agreement
In July 2017, we entered into the July 2017 Swap Agreement, which effectively converts portions of our variable rate debt under the 2017 Credit Facility to a fixed rate for the term of the swap agreement. The notional value of the July 2017 Swap Agreement was $150.0 million with an effective date beginning in July 2017 through July 2021. We designated the July 2017 Swap Agreement as a cash flow hedge at the inception of the contract.

Results of Operations
Comparison of the three and six months ended June 30, 2017 and 2016

Revenue by segment
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
GMG	$99.2	$94.0	5.6%	$194.1	$181.9	6.7%
EMG	82.2	75.0	9.6%	161.9	146.5	10.5%
IMG	10.7	11.1	(3.7)%	19.8	20.9	(5.3)%
Total revenue(1)	$192.2	$180.2	6.7%	$375.8	$349.4	7.5%

(1)	The individual amounts for each year may not sum to total revenue due to rounding.

Second Quarter 2017 Form 10-Q	25

Blackbaud, Inc.

GMG
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
GMG revenue	$99.2	$94.0	5.6%	$194.1	$181.9	6.7%
% of total revenue	51.6%	52.2%		51.7%	52.1%
The increases in GMG revenue during the three and six months ended June 30, 2017 when compared to the same periods in 2016 were attributable to growth in subscriptions revenue, partially offset by declines in services and other revenue and maintenance revenue. The growth in GMG subscriptions revenue was primarily due to increases in demand across our portfolio of cloud-based solutions. To a much lesser extent, GMG subscriptions revenue growth was also driven by increases in the number of customers and the volume of transactions for which we process payments. We expect that the ongoing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services will continue to negatively impact the growth of both services and other revenue and maintenance revenue over time.

EMG
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
EMG revenue	$82.2	$75.0	9.6%	$161.9	$146.5	10.5%
% of total revenue	42.8%	41.6%		43.1%	41.9%
The increases in EMG revenue during the three and six months ended June 30, 2017, when compared to the same periods in 2016, were primarily attributable to growth in subscriptions revenue, partially offset by decreases in services and other revenue and maintenance revenue. The growth in EMG subscriptions was driven primarily by increases in demand for our cloud-based solutions, as well as an increase in the number of customers and the volume of transactions for which we process payments. We expect that the ongoing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services will continue to negatively impact the growth of both services and other revenue and maintenance revenue over time.

IMG
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
IMG revenue	$10.7	$11.1	(3.7)%	$19.8	$20.9	(5.3)%
% of total revenue	5.6%	6.2%		5.3%	6.0%
The decreases in IMG revenue during the three and six months ended June 30, 2017, when compared to the same periods in 2016, were primarily related to reductions in services and other revenue and maintenance revenue, partially offset by increases in subscriptions revenue. The increases in IMG subscriptions revenue during the three and six months ended June 30, 2017 were primarily due to increased demand for our cloud-based solutions and, to a lesser extent, increases in the volume of transactions for which we process payments. The fluctuation in foreign currency exchange rates negatively impacted IMG revenue during three and six months ended June 30, 2017 by approximately $0.7 million and $1.1 million, respectively. Further explanation of this impact is included below under the caption "Foreign Currency Exchange Rates".

26	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.

Operating results

Subscriptions
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Subscriptions revenue	$125.3	$104.0	20.4%	$243.4	$200.9	21.2%
Cost of subscriptions	57.4	52.2	10.0%	112.3	101.8	10.3%
Subscriptions gross profit(1)	$67.9	$51.9	30.9%	$131.1	$99.1	32.4%
Subscriptions gross margin	54.2%	49.9%		53.9%	49.3%

(1)	The individual amounts for each year may not sum to subscriptions gross profit due to rounding.
Subscriptions revenue is comprised of revenue from charging for the use of our subscription-based software solutions, which includes providing access to cloud-based solutions and hosting services, access to certain data services and our online subscription training offerings, revenue from payment processing services, as well as variable transaction revenue associated with the use of our solutions.
We continue to experience growth in sales of our cloud-based solutions and hosting services as we meet the demand of our customers that increasingly prefer cloud-based subscription offerings, including existing customers that are migrating from on-premises solutions to our cloud-based solutions. In addition, we have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing solution portfolio and the sale of these services to new and existing customers. Recurring subscriptions contracts are typically for a term of three years at contract inception with one year renewals thereafter. We intend to continue focusing on innovation, quality and integration of our subscription solutions, which we believe will drive subscriptions revenue growth. We are also investing in our customer success organization to drive customer loyalty, retention, and referrals.
Cost of subscriptions is primarily comprised of compensation costs for customer support and production IT personnel, third-party contractor expenses, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangible assets from business combinations, amortization of software development costs, transaction-based costs related to payments services including remittances of amounts due to third-parties and other costs incurred in providing support and services to our customers.
The increases in subscriptions revenue during the three and six months ended June 30, 2017, when compared to the same periods in 2016, were primarily due to strong demand across our cloud-based solution portfolio, and, to a lesser extent, increases in the number of customers and the volume of transactions for which we process payments.
The increases in cost of subscriptions during the three and six months ended June 30, 2017, when compared to the same periods in 2016, were primarily due to increases in transaction-based costs related to our payments services and those of Smart Tuition of $3.7 million and $7.7 million, respectively and increases in the cost of third-party technology embedded in certain of our subscription solutions of $1.6 million and $3.3 million. Partially offsetting these increases in cost of subscriptions during the three and six months ended June 30, 2017 were decreases in third-party contractor expenses of $0.7 million and $1.1 million, respectively.
The increases in subscriptions gross margin for the three and six months ended June 30, 2017, when compared to the same periods in 2016, were primarily the result of the positive economics of shifting customers to our next generation cloud-based solutions as growth in subscriptions revenue outpaced the growth in related costs. The results of AcademicWorks did not significantly impact our subscriptions gross margins for the three and six months ended June 30, 2017.

Second Quarter 2017 Form 10-Q	27

Blackbaud, Inc.

Maintenance
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Maintenance revenue	$32.9	$37.4	(12.1)%	$66.7	$74.6	(10.6)%
Cost of maintenance	5.9	5.7	3.0%	11.9	11.0	7.6%
Maintenance gross profit(1)	$27.0	$31.8	(14.8)%	$54.8	$63.6	(13.8)%
Maintenance gross margin	82.2%	84.8%		82.2%	85.2%

(1)	The individual amounts for each year may not sum to maintenance gross profit due to rounding.
Maintenance revenue is comprised of annual fees derived from maintenance contracts associated with new software licenses and annual renewals of existing maintenance contracts. These contracts provide customers with updates, enhancements and certain upgrades to our software solutions and online, telephone and email support. Maintenance contracts are typically renewed on an annual basis.
Cost of maintenance is primarily comprised of compensation costs for customer support personnel, third-party contractor expenses, third-party royalty costs, allocated depreciation, facilities and IT support costs, amortization of intangible assets from business combinations, amortization of software development costs and other costs incurred in providing support and services to our customers.
The decreases in maintenance revenue during the three and six months ended June 30, 2017, when compared to the same periods in 2016, were primarily comprised of (i) reductions in maintenance from contracts that were migrated to a cloud-based subscription or not renewed and reductions in contracts with existing customers of $9.5 million and $17.1 million, respectively; partially offset by (ii) incremental maintenance from new customers associated with new license contracts and increases in contracts with existing customers of $4.8 million and $8.8 million, respectively; and (iii) insignificant amounts of incremental maintenance from contractual inflationary rate adjustments.
Cost of maintenance during the three months ended June 30, 2017 remained relatively unchanged when compared to the same period in 2016. Cost of maintenance increased during the six months ended June 30, 2017, when compared to the same period in 2016, primarily as a result of an increase in compensation costs of $0.8 million, driven by a refinement in the method in which we allocate customer support costs between cost of maintenance and cost of subscriptions.
Maintenance gross margin decreased during the three and six months ended June 30, 2017, when compared to the same periods in 2016, primarily due to the increase in maintenance customer support costs combined with the decline in maintenance revenue as discussed above.

28	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.

Services and other
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Services and other revenue	$34.0	$38.7	(12.1)%	$65.7	$73.9	(11.2)%
Cost of services and other	23.8	25.8	(7.7)%	48.3	50.7	(4.6)%
Services and other gross profit(1)	$10.3	$13.0	(20.7)%	$17.4	$23.3	(25.5)%
Services and other gross margin	30.2%	33.5%		26.4%	31.5%

(1)	The individual amounts for each year may not sum to services and other gross profit due to rounding.
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
Cost of services and other is primarily comprised of compensation costs for professional services and training personnel, third-party contractor expenses, costs incurred in providing customer training, data expense incurred to perform analytic services, third-party software royalties, variable reseller commissions, costs of user conferences, allocated depreciation, facilities and IT support costs and amortization of intangible assets from business combinations.
Services and other revenue decreased during the three and six months ended June 30, 2017, when compared to the same periods in 2016, primarily due to decreases in consulting revenue and, to a lesser extent, declines in analytics revenue and license fees revenue. We expect that the ongoing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services, will continue to negatively impact services and other revenue growth over time. We have also used promotions and discounts as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based subscriptions. The maturation of our Blackbaud Enterprise CRM solution, our only remaining perpetual licensed-based offering, is lessening the extent of implementation services required for that solution. In addition, our perpetual license transactions for Blackbaud Enterprise CRM can be individually significant, which can result in period to period variations in revenue since the license fee revenue associated with these arrangements is generally recognized up front when the arrangements are entered into.
Cost of services and other decreased during the three and six months ended June 30, 2017, when compared to the same periods in 2016, primarily due to decreases in compensation costs of $0.7 million and $1.1 million, respectively, which is in-line with the ongoing shift in our go-to-market strategy as discussed above.
Services and other gross margin decreased during the three and six months ended June 30, 2017, when compared to the same periods in 2016, primarily due to the declines in consulting, analytics and license fees revenue coupled with the more modest changes in costs of services and other.

Second Quarter 2017 Form 10-Q	29

Blackbaud, Inc.

Operating expenses

Sales, marketing and customer success
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Sales, marketing and customer success expense	$43.0	$39.4	9.0%	$85.2	$75.0	13.6%
% of total revenue	22.4%	21.9%		22.7%	21.5%
Sales, marketing, and customer success expense includes compensation costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.
We continue to make investments to drive sales effectiveness, which is a component of our four-point growth strategy to accelerate revenue growth. The increase in sales, marketing, and customer success expense in dollars and as a percentage of total revenue during the three and six months ended June 30, 2017, when compared to the same periods in 2016, were primarily due to increases in compensation costs of $3.2 million and $7.2 million, respectively. Also contributing to the increase in sales, marketing and customer success expense for the six months ended June 30, 2017 was an increase in commission expense of $1.5 million. Compensation costs increased primarily due to incremental headcount associated with the increase in direct sales, marketing, and customer success efforts of our growing operations. The increase in commission expense was primarily driven by a refinement in the period over which we recognize deferred commission to expense.

Research and development
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017(1)	2016(1)	Change	2017(2)	2016(2)	Change
Research and development expense	$22.9	$22.7	0.5%	$45.6	$45.5	0.2%
% of total revenue	11.9%	12.6%		12.1%	13.0%

(1)
Not included in research and development expense for the three months ended June 30, 2017 and 2016 were $7.0 million and $6.4 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those related to development of our next generation cloud-based solutions. Qualifying capitalized software development costs associated with our cloud-based solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years.

(2)
Not included in research and development expense for the six months ended June 30, 2017 and 2016 were $13.6 million and $12.0 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance.

Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.
We continue to make investments to deliver integrated and open solutions in the cloud, which is a component of our four-point growth strategy to accelerate revenue growth. Research and development expense remained relatively unchanged during the three and six months ended June 30, 2017, when compared to the same periods in 2016 as increases in compensation costs of $0.9 million and $1.8 million, respectively, associated with our addition of specialized engineering resources to help drive our solution development efforts were largely offset by increases in the amounts of software development costs that were capitalized of $0.7 million and $1.6 million, respectively. As discussed above, the increases in the amounts capitalized were a result of incurring more qualifying costs associated with development activities that are required to be capitalized under the internal-use software guidance. We expect that the amount of software development costs capitalized will continue to increase modestly in the near-term as we make investments on innovation, quality and the integration of our solutions, which we believe will drive long-term revenue growth.
Research and development expense decreased as a percentage of total revenue during the three and six months ended June 30, 2017, when compared to the same periods in 2016, primarily due to productivity gains, which have allowed us to scale our business. The increases in the amounts of software development costs capitalized as discussed above also contributed to the decreases in research and development expense as a percentage of total revenue.

30	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.

General and administrative
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
General and administrative expense	$21.9	$20.1	8.9%	$43.8	$39.8	10.1%
% of total revenue	11.4%	11.1%		11.7%	11.4%
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
The increases in general and administrative expense during the three and six months ended June 30, 2017, when compared to the same periods in 2016, were primarily due to increases in rent expense of $0.6 million and $2.6 million, respectively, and acquisition-related deal and integration costs of $1.6 million and $1.9 million, respectively. The increases in rent expense were primarily driven by the end in the fourth quarter of 2016 of the South Carolina state incentive payments we received as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts were recorded as a reduction of rent expense upon receipt. Also contributing to the increases in rent expense were new operating leases for equipment that we have historically purchased.
General and administrative expense as a percentage of total revenue remained relatively unchanged during the three and six months ended June 30, 2017, when compared to the same periods in 2016.

Interest expense
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Interest expense	$3.2	$2.7	18.2%	$5.6	$5.4	3.7%
% of total revenue	1.7%	1.5%		1.5%	1.5%
Interest expense increased during the three months ended June 30, 2017, when compared to the same period in 2016, primarily due to the required immediate expense recognition for certain debt issuance costs when we refinanced our credit facility in June 2017. Also contributing to the increase in interest expense during the three months ended June 30, 2017 was a modest increase in our weighted average effective interest rate. Interest expense remained relatively unchanged during the six months ended June 30, 2017 when compared to the same period in 2016.

Second Quarter 2017 Form 10-Q	31

Blackbaud, Inc.

Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	June 30, 2017	Change	December 31, 2016
Subscriptions	Over the period billed in advance, generally one year	$177.6	22.8%	$144.6
Maintenance	Over the period billed in advance, generally one year	75.2	(2.1)%	76.8
Services and other	As services are delivered	34.1	15.4%	29.5
Total deferred revenue(1)		286.9	14.3%	250.9
Less: Long-term portion		6.1	(5.8)%	6.4
Current portion(1)		$280.8	14.9%	$244.5

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. We generally invoice our subscription and maintenance customers in annual cycles 30 days prior to the end of the contract term. Deferred revenue from subscriptions increased during the six months ended June 30, 2017, primarily due to an increase in subscription sales, as well as a seasonal increase in subscription customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals in our second quarter as compared to our fourth quarter. The increase in deferred revenue from services and other during the six months ended June 30, 2017 was primarily the result of an increase in training billings. A seasonal increase in advance registration billings associated with our K-12 and bbcon user conferences, which occur each year in July and October, respectively, contributed to the increase in deferred revenue from services and other. The decrease in deferred revenue attributable to maintenance during the six months ended June 30, 2017 was primarily due to the continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which do not require maintenance contracts.
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

Income tax provision
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016(1)	Change	2017	2016(1)	Change
Income tax provision	$3.2	$1.8	79.6%	$0.2	$3.4	(94.9)%
Effective income tax rate	22.2%	16.4%		0.7%	18.1%

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

The increase in our effective income tax rate during the three months ended June 30, 2017, when compared to the same period in 2016, was primarily due to a larger amount of income before taxes during the three months ended June 30, 2017, which reduced the impact of the discrete tax benefit to expense relating to stock-based compensation items.
The decrease in our effective income tax rate during the six months ended June 30, 2017, when compared to the same period in 2016, was primarily due to a $7.3 million discrete tax benefit to expense relating to stock-based compensation items, as compared to a $2.7 million discrete tax benefit for the same period in 2016. The increase in the discrete tax benefit for the six months ended June 30, 2017, as compared to the same period in 2016, was attributable to an increase in the market price for shares of our common stock, as reported by NASDAQ, as well as an increase in the number of stock

32	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.

awards that vested and were exercised. Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter.
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

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
GAAP Revenue	$192.2	$180.2	6.7%	$375.8	$349.4	7.5%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.3	1.9	(81.2)%	0.3	3.6	(90.4)%
Non-GAAP revenue(1)	$192.5	$182.0	5.8%	$376.2	$353.1	6.5%

GAAP gross profit	$105.2	$96.6	8.9%	$203.3	$185.9	9.4%
GAAP gross margin	54.7%	53.6%		54.1%	53.2%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.3	1.9	(81.2)%	0.3	3.6	(90.4)%
Add: Stock-based compensation expense	1.0	0.8	12.8%	1.7	1.7	3.2%
Add: Amortization of intangibles from business combinations	10.1	9.9	1.5%	19.9	19.8	0.6%
Add: Employee severance	—	0.1	(73.1)%	1.0	0.1	585.2%
Add: Acquisition-related integration costs	—	—	—%	0.1	—	100.0%
Subtotal(1)	11.4	12.7	(10.3)%	23.1	25.3	(8.7)%
Non-GAAP gross profit(1)	$116.6	$109.3	6.7%	$226.4	$211.2	7.2%
Non-GAAP gross margin	60.6%	60.0%		60.2%	59.8%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

Second Quarter 2017 Form 10-Q	33

Blackbaud, Inc.

	Three months ended June 30,			Six months ended June 30,
(dollars in millions, except per share amounts)	2017	2016	Change	2017	2016	Change
GAAP income from operations	$16.7	$13.6	22.9%	$27.3	$24.2	12.8%
GAAP operating margin	8.7%	7.6%		7.3%	6.9%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.3	1.9	(81.2)%	0.3	3.6	(90.4)%
Add: Stock-based compensation expense	10.8	8.4	28.3%	20.1	16.2	24.4%
Add: Amortization of intangibles from business combinations	10.8	10.6	1.7%	21.4	21.3	0.4%
Add: Employee severance	0.1	0.1	6.2%	2.9	0.4	614.7%
Add: Acquisition-related integration costs	—	0.1	(100.0)%	0.2	0.5	(54.2)%
Add: Acquisition-related expenses	1.8	—	100.0%	2.3	0.1	1,963.7%
Subtotal(1)	23.9	21.2	12.8%	47.3	42.1	12.2%
Non-GAAP income from operations(1)	$40.6	$34.8	16.8%	$74.6	$66.3	12.4%
Non-GAAP operating margin	21.1%	19.1%		19.8%	18.8%

GAAP net income	$11.2	$9.1	23.2%	$22.7	$15.3	48.2%
Shares used in computing GAAP diluted earnings per share	47,691,340	47,263,844	0.9%	47,586,893	47,184,926	0.9%
GAAP diluted earnings per share	$0.23	$0.19	21.1%	$0.48	$0.32	50.0%
Non-GAAP adjustments:
Add: Total Non-GAAP adjustments affecting income from operations	23.9	21.2	12.8%	47.3	42.1	12.2%
Less: Gain on derivative instrument	(0.5)	—	100.0%	(0.5)	—	100.0%
Add: Loss on debt extinguishment	0.2	—	100.0%	0.2	—	100.0%
Less: Tax impact related to Non-GAAP adjustments(2)	(8.9)	(8.5)	5.6%	(22.2)	(16.1)	37.9%
Non-GAAP net income(1)	$25.8	$21.8	18.5%	$47.5	$41.3	14.8%

Shares used in computing Non-GAAP diluted earnings per share	47,691,340	47,263,844	0.9%	47,586,893	47,184,926	0.9%
Non-GAAP diluted earnings per share	$0.54	$0.46	17.4%	$1.00	$0.88	13.6%

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.

(2)
We apply a non-GAAP effective tax rate of 32.0% in our determination of non-GAAP net income, which represents the GAAP effective tax rate, excluding the discrete tax effect of stock-based compensation.

The increases in non-GAAP income from operations during the three and six months ended June 30, 2017, when compared to the same periods in 2016, were primarily due to growth in subscriptions revenue, partially offset by investments we are making in our sales organization and customer success program and, to a lesser extent, increases in rent expense, both of which are discussed above.
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

34	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.

(dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
GAAP revenue	$192.2	$180.2	$375.8	$349.4
GAAP revenue growth	6.7%		7.5%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(1.9)	1.9	(1.9)	3.6
Total Non-GAAP adjustments	(1.9)	1.9	(1.9)	3.6
Non-GAAP revenue	$190.3	$182.0	$373.9	$353.1
Non-GAAP organic revenue growth	4.5%		5.9%

Non-GAAP revenue (2)	$190.3	$182.0	$373.9	$353.1
Foreign currency impact on Non-GAAP organic revenue (3)	1.1	—	1.3	—
Non-GAAP revenue on constant currency basis (3)	$191.4	$182.0	$375.2	$353.1
Non-GAAP organic revenue growth on constant currency basis	5.1%		6.3%

GAAP subscriptions revenue	$125.3	$104.0	$243.4	$200.9
GAAP subscriptions revenue growth	20.4%		21.2%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(1.8)	1.8	(1.8)	3.5
Total Non-GAAP adjustments	(1.8)	1.8	(1.8)	3.5
Non-GAAP organic subscriptions revenue	$123.5	$105.8	$241.7	$204.4
Non-GAAP organic subscriptions revenue growth	16.7%		18.2%

GAAP subscriptions revenue	$125.3	$104.0	$243.4	$200.9
GAAP maintenance revenue	$32.9	$37.4	66.7	74.6
GAAP recurring revenue	$158.2	$141.5	310.1	275.5
GAAP recurring revenue growth	11.8%		12.6%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(1.8)	1.8	(1.8)	3.6
Total Non-GAAP adjustments	(1.8)	1.8	(1.8)	3.6
Non-GAAP recurring revenue	$156.4	$143.3	$308.4	$279.1
Non-GAAP organic recurring revenue growth	9.1%		10.5%

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

Second Quarter 2017 Form 10-Q	35

Blackbaud, Inc.

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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	June 30, 2017	Change	December 31, 2016
Cash and cash equivalents	$17.3	2.2%	$16.9
Property and equipment, net	45.7	(9.1)%	50.3
Software development costs, net	45.0	19.6%	37.6
Total carrying value of debt	387.7	13.2%	342.4
Working capital	(154.0)	10.5%	(172.2)
Working capital excluding deferred revenue	126.8	75.3%	72.3
The following table presents selected financial information about our cash flows:

	Six months ended June 30,
(dollars in millions)	2017	Change	2016
Net cash provided by operating activities	$54.6	11.9%	$48.8
Net cash used in investing activities	(69.5)	187.2%	(24.2)
Net cash provided by (used in) financing activities	15.3	(162.1)%	(24.6)
Our principal sources of liquidity are operating cash flow, funds available under the 2017 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription, maintenance and support arrangements and market acceptance of our solutions and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures, meet our debt obligations and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends and/or repurchase our common stock. To the extent we undertake future material acquisitions, investments or unanticipated capital expenditures, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure including through potential debt or equity issuances.
At June 30, 2017, our total cash and cash equivalents balance included approximately $7.6 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $54.6 million increased by $5.8 million during the six months ended June 30, 2017, when compared to the same period in 2016, primarily due to an increase in net income and an increase in non-cash expenses, partially offset by a decrease in cash flow from operations associated with working capital. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs

36	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.

and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital decreased $8.6 million during the six months ended June 30, 2017, when compared to the same period in 2016, primarily due to an increase in prepaid taxes and fluctuations in the timing of vendor payments.
Investing cash flow
Net cash used in investing activities of $69.5 million increased by $45.3 million during the six months ended June 30, 2017, when compared to the same period in 2016.
During the six months ended June 30, 2017, we used net cash of $49.7 million for the acquisition of AcademicWorks compared to $0.5 million spent on investments in acquired companies during the same period in 2016. We used $13.6 million for software development costs, which was up $1.4 million from cash spent in the same period in 2016. The increase in cash outlays for software development costs was primarily driven by development activities related to our next generation cloud-based solutions, and development activities for Blackbaud SKY, our new modern cloud platform.
We also spent $5.7 million of cash for purchases of property and equipment during the six months ended June 30, 2017, which was down $6.9 million from cash spent during the same period in 2016. The decrease in cash outlays for property and equipment was primarily driven by a shift toward leasing certain equipment that we have historically purchased. Cash outlays for operating leases are presented in operating cash flows.
Financing cash flow
During the six months ended June 30, 2017, we had a net increase in borrowings of $46.5 million, which was primarily used to finance the acquisition of AcademicWorks. We also paid $3.1 million in financing costs as a result of refinancing our credit facility.
We paid $16.6 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during the six months ended June 30, 2017 compared to $8.0 million during the same period in 2016. The amount of taxes paid by us on the behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, employee exercise decisions, as well as the market price for shares of our common stock at the time of settlement. Due to a change in the timing of our annual equity award grants, most of our equity awards now vest in our first quarter. In addition, during the six months ended June 30, 2017, we paid dividends of $11.5 million, which was relatively consistent with the comparable period of 2016.
2017 Credit Facility
As discussed above, in June 2017, we entered into the 2017 Credit Facility. Upon closing, we drew $300.0 million on a term loan and $110.0 million in revolving credit loans, which was used to repay all amounts outstanding under our previous credit facility and for other general corporate purposes.
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At June 30, 2017, our available borrowing capacity under the 2017 Credit Facility was $306.5 million. The 2017 Credit Facility matures in June 2022.
At June 30, 2017, the carrying amount of our debt under the 2017 Credit Facility was $387.7 million. Our average daily borrowings during the three and six months ended June 30, 2017 were $402.7 million and $375.1 million, respectively.
The following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of June 30, 2017
Net Leverage Ratio	≤ 3.50 to 1.00	2.17 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	16.16 to 1.00

Second Quarter 2017 Form 10-Q	37

Blackbaud, Inc.

Under the 2017 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2017 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2017 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At June 30, 2017, we were in compliance with our debt covenants under the 2017 Credit Facility.
Commitments and contingencies
As of June 30, 2017, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$390.4	$7.5	$15.0	$367.9	$—

Unrecorded contractual obligations:
Operating leases(2)	195.3	19.1	39.8	34.7	101.7
Interest payments on debt(3)	47.7	9.9	19.6	18.2	—
Purchase obligations(4)	55.5	23.2	32.3	—	—
Total contractual obligations	$688.9	$59.7	$106.7	$420.8	$101.7

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2017 Credit Facility at June 30, 2017 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2017 Revolving Facility for the purposes of determining minimum commitment amounts.

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

(4)
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us.

The term loan under the 2017 Credit Facility requires periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
The total liability for uncertain tax positions as of June 30, 2017 and December 31, 2016, was $3.2 million and $3.1 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of June 30, 2017 and December 31, 2016.
In February 2017, our Board of Directors approved our annual dividend rate of $0.48 per share to be made in quarterly payments. Dividends at this annual rate would aggregate to $23.0 million assuming 48.0 million shares of common stock are outstanding, although dividends are not guaranteed and our Board of Directors may decide, in its absolute discretion, to change or suspend dividend payments at any time for any reason. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of the 2017 Credit Facility, general economic conditions and our ability to generate adequate operating cash flow.
On July 31, 2017, our Board of Directors declared a third quarter dividend of $0.12 per share payable on September 15, 2017 to stockholders of record on August 28, 2017.

Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

38	Second Quarter 2017 Form 10-Q

Blackbaud, Inc.

Foreign Currency Exchange Rates
Approximately 9% of our total revenue for the six months ended June 30, 2017 was generated from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $0.8 million and $0.5 million as of June 30, 2017 and December 31, 2016, respectively.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the six months ended June 30, 2017, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the six months ended June 30, 2017, the fluctuation in foreign currency exchange rates reduced our total revenue by $1.3 million and our income from operations by an insignificant amount. For the six months ended June 30, 2017, the fluctuation in foreign currency exchange rates reduced IMG revenue by approximately $1.1 million. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.
In June 2017, we entered into a foreign currency option contract to hedge our exposure to currency fluctuations in connection with our anticipated acquisition of JustGiving, which is expected to close later in 2017, because the purchase price is denominated in British Pounds. See Note 9 of our consolidated financial statements in this report for additional information about this derivative instrument.

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

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2017 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 of our consolidated financial statements in this report.

Second Quarter 2017 Form 10-Q	39

Blackbaud, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of June 30, 2017, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2016 and June 30, 2017.

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

Changes in Internal Control Over Financial Reporting
No change in internal control over financial reporting occurred during the most recent fiscal quarter ended June 30, 2017 with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

40	Second Quarter 2017 Form 10-Q

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended June 30, 2017. All of these acquisitions were of common stock withheld by us to satisfy tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, April 1, 2017				$50,000
April 1, 2017 through April 30, 2017	—	$—	—	50,000
May 1, 2017 through May 31, 2017	22,511	80.68	—	50,000
June 1, 2017 through June 30, 2017	—	—	—	50,000
Total	22,511	$80.68	—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

ITEM 5. OTHER INFORMATION
On August 1, 2017, we entered into new retention agreements with Anthony W. Boor, Executive Vice President and Chief Financial Officer, Kevin W. Mooney, Executive Vice President and President, General Markets Group, and Brian E. Boruff, Executive Vice President and President, Enterprise Markets Group. The new retention agreements replace the existing retention agreements and generally provide for the same benefits and compensation the material terms of which are set forth below and have been previously disclosed. The initial term of each agreement is three years, subject to automatic annual renewals thereafter unless we give the employee at least 90 days advance notice of non-renewal.

Second Quarter 2017 Form 10-Q	41

Blackbaud, Inc.

Pursuant to the terms of each agreement, upon the termination of the employee’s employment within 12 months following a “change in control” by either (i) the employee for “good reason” or (ii) by us without “cause”, we will be obligated, upon the employee’s execution of a general release of claims against us, to:

•	Pay the employee 1.5 times the employee’s annual base salary within 60 days following the employee’s termination date;

•	Accelerate and fully vest any equity compensation awards, such as stock options or restricted stock; and

•	Reimburse COBRA premiums for the lesser of (i) 12 months following the termination date or (ii) until the employee becomes eligible for insurance benefits from another employer.
In addition, each agreement provides that if Internal Revenue Code (the “Code”) Section 280G “golden parachute” excise tax would otherwise be triggered, then we may elect to either make such payments in full or reduce such payments to the extent necessary to avoid such payment from being subject to the excise tax, whichever option would result in the better tax consequences for the employee.  Furthermore, if any compensation is determined to constitute “nonqualified deferred compensation” under Section 409A of the Code, then the timing of the payment of certain compensation and benefits provided under the agreement may be delayed in order to comply with Section 409A of the Code.
The foregoing description of the retention agreements does not purport to be a complete description of the terms of the retention agreements and is qualified in all respects by reference to the complete text of the form retention agreement, a copy of which is being filed as Exhibit 10.92 hereto.

Second Quarter 2017 Form 10-Q	42

Blackbaud, Inc.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.90	Credit Agreement, dated as of June 2, 2017, by and among Blackbaud, Inc. and certain of its subsidiaries, as Borrowers, the lenders referred to therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, PNC Bank, National Association, as Syndication Agent, and Wells Fargo Bank, National Association and Regions Bank, as Co-Documentation Agents, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC, Wells Fargo Securities, LLC and Regions Capital Markets, a division of Regions Bank, as Joint Lead Arrangers and Joint Bookrunners.		8-K	10.90	6/5/2017
10.91	Pledge Agreement, dated as of June 2, 2017, by Blackbaud, Inc. in favor of Bank of America, N.A., as administrative agent, for the ratable benefit of itself and the secured parties referred to therein.		8-K	10.91	6/5/2017
10.92	Form of Retention Agreement dated as of August 1, 2017 between Blackbaud, Inc. and each of Anthony W. Boor, Kevin W. Mooney, Brian E. Boruff and Jon W. Olson.	X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	XBRL Instance Document.	X
101.SCH*	XBRL Taxonomy Extension Schema Document.	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X
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

Second Quarter 2017 Form 10-Q	43

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	August 4, 2017	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2017	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

44	Second Quarter 2017 Form 10-Q