Form 10-Q
period 2017-09-30
BLACKBAUD INC
filed 2017-11-02
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO  ☑
The number of shares of the registrant’s Common Stock outstanding as of October 23, 2017 was 48,089,595.

Third Quarter 2017 Form 10-Q	1

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

2	Third Quarter 2017 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Consolidated balance sheets (Unaudited)
(dollars in thousands)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$17,050	$16,902
Restricted cash due to customers	139,095	353,771
Accounts receivable, net of allowance of $4,540 and $3,291 at September 30, 2017 and December 31, 2016, respectively	100,868	88,932
Prepaid expenses and other current assets	50,082	48,314
Total current assets	307,095	507,919
Property and equipment, net	43,903	50,269
Software development costs, net	48,618	37,582
Goodwill	472,776	438,240
Intangible assets, net	252,713	253,676
Other assets	21,889	22,524
Total assets	$1,146,994	$1,310,210
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$17,830	$23,274
Accrued expenses and other current liabilities	45,650	54,196
Due to customers	139,095	353,771
Debt, current portion	8,576	4,375
Deferred revenue, current portion	277,008	244,500
Total current liabilities	488,159	680,116
Debt, net of current portion	329,380	338,018
Deferred tax liability	39,352	29,558
Deferred revenue, net of current portion	5,412	6,440
Other liabilities	7,799	8,533
Total liabilities	870,102	1,062,665
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 58,503,687 and 57,672,401 shares issued at September 30, 2017 and December 31, 2016, respectively	59	58
Additional paid-in capital	341,476	310,452
Treasury stock, at cost; 10,426,122 and 10,166,801 shares at September 30, 2017 and December 31, 2016, respectively	(234,329)	(215,237)
Accumulated other comprehensive loss	(1,013)	(457)
Retained earnings	170,699	152,729
Total stockholders’ equity	276,892	247,545
Total liabilities and stockholders’ equity	$1,146,994	$1,310,210

The accompanying notes are an integral part of these consolidated financial statements.

Third Quarter 2017 Form 10-Q	3

Blackbaud, Inc. Consolidated statements of comprehensive income (Unaudited)
(dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Subscriptions	$127,492	$105,440	$370,923	$306,330
Maintenance	31,486	36,410	98,184	111,019
Services and other	36,535	41,213	102,222	115,161
Total revenue	195,513	183,063	571,329	532,510
Cost of revenue
Cost of subscriptions	58,045	51,943	170,336	153,772
Cost of maintenance	5,698	5,531	17,551	16,547
Cost of services and other	23,262	25,843	71,595	76,499
Total cost of revenue	87,005	83,317	259,482	246,818
Gross profit	108,508	99,746	311,847	285,692
Operating expenses
Sales, marketing and customer success	44,193	40,690	129,394	115,707
Research and development	22,071	22,510	67,647	67,973
General and administrative	23,545	22,319	67,350	62,089
Amortization	734	687	2,164	2,147
Total operating expenses	90,543	86,206	266,555	247,916
Income from operations	17,965	13,540	45,292	37,776
Interest expense	(3,092)	(2,641)	(8,685)	(8,037)
Other income (expense), net	468	(15)	1,581	(185)
Income before provision for income taxes	15,341	10,884	38,188	29,554
Income tax provision	2,793	1,950	2,964	5,323
Net income	$12,548	$8,934	$35,224	$24,231
Earnings per share
Basic	$0.27	$0.19	$0.76	$0.53
Diluted	$0.26	$0.19	$0.74	$0.51
Common shares and equivalents outstanding
Basic weighted average shares	46,711,709	46,159,956	46,627,213	46,078,306
Diluted weighted average shares	47,846,997	47,394,106	47,679,103	47,268,469
Dividends per share	$0.12	$0.12	$0.36	$0.36
Other comprehensive (loss) income
Foreign currency translation adjustment	(188)	289	(467)	261
Unrealized (loss) gain on derivative instruments, net of tax	(267)	409	(89)	(378)
Total other comprehensive (loss) income	(455)	698	(556)	(117)
Comprehensive income	$12,093	$9,632	$34,668	$24,114

The accompanying notes are an integral part of these consolidated financial statements.

4	Third Quarter 2017 Form 10-Q

Blackbaud, Inc. Consolidated statements of cash flows (Unaudited)
	Nine months ended September 30,
(dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$35,224	$24,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,765	53,109
Provision for doubtful accounts and sales returns	7,246	3,139
Stock-based compensation expense	31,055	25,005
Deferred taxes	(2,511)	(225)
Amortization of deferred financing costs and discount	650	718
Other non-cash adjustments	572	(634)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(17,169)	(9,288)
Prepaid expenses and other assets	596	(934)
Trade accounts payable	(2,891)	267
Accrued expenses and other liabilities	(9,522)	(12,837)
Restricted cash due to customers	214,244	119,291
Due to customers	(214,244)	(119,291)
Deferred revenue	25,370	17,593
Net cash provided by operating activities	123,385	100,144
Cash flows from investing activities
Purchase of property and equipment	(8,417)	(15,459)
Capitalized software development costs	(20,605)	(19,078)
Purchase of net assets of acquired companies, net of cash acquired	(49,729)	(3,377)
Purchase of derivative instruments	(516)	—
Proceeds from settlement of derivative instruments	1,030	—
Net cash used in investing activities	(78,237)	(37,914)
Cash flows from financing activities
Proceeds from issuance of debt	588,300	179,000
Payments on debt	(594,144)	(212,581)
Debt issuance costs	(3,085)	—
Employee taxes paid for withheld shares upon equity award settlement	(19,092)	(10,497)
Proceeds from exercise of stock options	14	10
Dividend payments to stockholders	(17,299)	(17,108)
Net cash used in financing activities	(45,306)	(61,176)
Effect of exchange rate on cash and cash equivalents	306	46
Net increase in cash and cash equivalents	148	1,100
Cash and cash equivalents, beginning of period	16,902	15,362
Cash and cash equivalents, end of period	$17,050	$16,462

The accompanying notes are an integral part of these consolidated financial statements.

Third Quarter 2017 Form 10-Q	5

Blackbaud, Inc. Consolidated statement of stockholders' equity (Unaudited)
(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2016	57,672,401	$58	$310,452	$(215,237)	$(457)	$152,729	$247,545
Net income	—	—	—	—	—	35,224	35,224
Payment of dividends	—	—	—	—	—	(17,299)	(17,299)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	349,713	—	14	—	—	—	14
Employee taxes paid for 259,321 withheld shares upon equity award settlement	—	—	—	(19,092)	—	—	(19,092)
Stock-based compensation	—	—	31,010	—	—	45	31,055
Restricted stock grants	549,589	1	—	—	—	—	1
Restricted stock cancellations	(68,016)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(556)	—	(556)
Balance at September 30, 2017	58,503,687	$59	$341,476	$(234,329)	$(1,013)	$170,699	$276,892

The accompanying notes are an integral part of these consolidated financial statements.

6	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, healthcare institutions and individual change agents—we connect and empower organizations to increase their impact through software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing, and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada and the United Kingdom. As of September 30, 2017, we had approximately 35,000 customers.

2. Basis of Presentation
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, and other forms filed with the SEC from time to time.
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

Third Quarter 2017 Form 10-Q	7

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

which financial statements have not been issued. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. We early adopted ASU 2017-09 as of April 1, 2017. As this standard is prospective in nature, the impact to our financial statements will depend on the nature of our future award modifications.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business ("ASU 2017-01"), which provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, and applied prospectively. We early adopted ASU 2017-01 as of July 1, 2017 and do not expect the standard to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted, and applied prospectively. We early adopted ASU 2017-04 as of July 1, 2017 for use in our fourth quarter annual goodwill impairment testing and do not expect the standard to have a material impact on our consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. ASU 2014-09 will be effective for us beginning in the first quarter of 2018 and we anticipate using the full retrospective transition method. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and related disclosures. As a result of our evaluation to date, we expect that ASU 2014-09 will generally result in the deferral of more costs to obtain a contract over a longer period using the expected period of benefit as compared with our current practice of using our average initial contract term. We also anticipate incremental disclosures, including, but not limited to, the opening and closing balances of contract assets and liabilities, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period, and the aggregate amount of the transaction price allocated to remaining performance obligations at the end of each reporting period including when we expect to recognize that amount.

8	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

3. Business Combinations
AcademicWorks acquisition
On April 3, 2017, we acquired all of the outstanding shares of capital stock, including all voting equity interests, of AcademicWorks, Inc., a Texas corporation ("AcademicWorks"), pursuant to a stock purchase agreement. AcademicWorks is the market leader in scholarship management for higher education and K-12 institutions, foundations, and grant-making institutions. The acquisition extends our offerings for our higher education, K-12, and corporate and foundation customers. We acquired AcademicWorks for $52.1 million in cash, net of closing adjustments. We financed the acquisition through a draw down of a revolving credit loan under our then-existing credit facility. As a result of the acquisition, AcademicWorks has become a wholly-owned subsidiary of ours. The operating results of AcademicWorks have been included in our consolidated financial statements within our EMG and GMG reportable segments (as defined in Note 14 below) from the date of acquisition. During the three and nine months ended September 30, 2017, we incurred insignificant acquisition-related expenses associated with the acquisition of AcademicWorks, which were recorded in general and administrative expense.
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

Third Quarter 2017 Form 10-Q	9

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

4. Goodwill and Other Intangible Assets
The change in goodwill for each reportable segment (as defined in Note 14 below) during the nine months ended September 30, 2017, consisted of the following:

(dollars in thousands)	EMG	GMG	IMG	Total
Balance at December 31, 2016	$241,334	$192,238	$4,668	$438,240
Additions related to current year business combination(1)	20,583	13,722	—	34,305
Adjustments related to prior year business combination(2)	(29)	(58)	(1)	(88)
Effect of foreign currency translation	—	—	319	319
Balance at September 30, 2017	$261,888	$205,902	$4,986	$472,776

(1)	See Note 3 to these consolidated financial statements for details regarding our acquisition of AcademicWorks.

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

10	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income	$12,548	$8,934	$35,224	$24,231
Denominator:
Weighted average common shares	46,711,709	46,159,956	46,627,213	46,078,306
Add effect of dilutive securities:
Stock-based awards	1,135,288	1,234,150	1,051,890	1,190,163
Weighted average common shares assuming dilution	47,846,997	47,394,106	47,679,103	47,268,469
Earnings per share:
Basic	$0.27	$0.19	$0.76	$0.53
Diluted	$0.26	$0.19	$0.74	$0.51

Anti-dilutive shares excluded from calculations of diluted earnings per share	1,719	1,723	4,938	3,766

6. Fair Value Measurements
We use a three-tier fair value hierarchy to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets;

•
Level 2 - Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Third Quarter 2017 Form 10-Q	11

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Recurring fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of September 30, 2017
Financial assets:
Derivative instruments	$—	$223	$—	$223
Total financial assets	$—	$223	$—	$223

Fair value as of September 30, 2017
Financial liabilities:
Derivative instruments	$—	$369	$—	$369
Total financial liabilities	$—	$369	$—	$369

Fair value as of December 31, 2016
Financial assets:
Derivative instruments	$—	$206	$—	$206
Total financial assets	$—	$206	$—	$206

Fair value as of December 31, 2016
Financial liabilities:
Derivative instruments	$—	$163	$—	$163
Total financial liabilities	$—	$163	$—	$163
Our derivative instruments within the scope of ASC 815, Derivatives and Hedging, are required to be recorded at fair value. Our derivative instruments that are recorded at fair value include interest rate swaps, as well as foreign currency forward and option contracts.
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.
Our foreign currency forward and option contracts are valued using standard calculations/models that use as their basis readily observable market parameters including, foreign currency exchange rates, volatilities, and interest rates. Therefore, our foreign currency forward and option contracts are classified within Level 2 of the fair value hierarchy.
We believe the carrying amounts of our cash and cash equivalents, restricted cash due to customers, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at September 30, 2017 and December 31, 2016, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at September 30, 2017 and December 31, 2016, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the nine months ended September 30, 2017. Additionally, we did not hold any Level 3 assets or liabilities during the nine months ended September 30, 2017.

12	Third Quarter 2017 Form 10-Q

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
There were no non-recurring fair value adjustments to intangible assets and goodwill during the nine months ended September 30, 2017, except for an insignificant business combination accounting adjustment to the initial fair value estimates of the Attentive.ly assets acquired and liabilities assumed at the acquisition date from updated information obtained during the measurement period. See Note 4 to these consolidated financial statements for additional details. The measurement period of a business combination may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

7. Consolidated Financial Statement Details
Accrued expenses and other liabilities

(dollars in thousands)	September 30, 2017	December 31, 2016
Accrued bonuses	$14,581	$19,217
Accrued commissions and salaries	5,429	9,352
Lease incentive obligations	4,780	5,604
Customer credit balances	5,246	5,148
Deferred rent liabilities	4,400	4,110
Taxes payable	2,584	3,452
Unrecognized tax benefit	3,609	3,295
Accrued subscriptions	2,638	2,840
Accrued vacation costs	2,626	2,214
Accrued health care costs	2,479	1,495
Other liabilities	5,077	6,002
Total accrued expenses and other liabilities	53,449	62,729
Less: Long-term portion	7,799	8,533
Accrued expenses and other current liabilities	$45,650	$54,196
Other income (expense), net

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Components of Other Income (Expense), Net
Interest income	$393	$224	$771	$463
(Loss) gain on derivative instrument	(3)	—	472	—
Loss on debt extinguishment	(137)	—	(299)	—
Other income (expense), net	215	(239)	637	(648)
Other income (expense), net	$468	$(15)	$1,581	$(185)

Third Quarter 2017 Form 10-Q	13

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

8. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Credit facility:
Revolving credit loans	$39,900	$180,900	3.38%	2.36%
Term loans	298,125	162,969	2.64%	2.62%
Other debt	2,151	—	4.50%	—%
Total debt	340,176	343,869	2.74%	2.48%
Less: Unamortized discount and debt issuance costs	2,220	1,476
Less: Debt, current portion	8,576	4,375	2.74%	2.50%
Debt, net of current portion	$329,380	$338,018	2.74%	2.48%
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
In connection with our entry into the 2017 Credit Facility, we paid $3.1 million in financing costs, of which $1.0 million was capitalized in other assets and, together with a portion of the unamortized deferred financing costs from the 2014 Credit Facility and prior facilities, are being amortized into interest expense ratably over the term of the new facility. As of September 30, 2017, deferred financing costs totaling $1.3 million were included in other assets on our consolidated balance sheets. As of December 31, 2016, deferred financing costs included in other assets on our consolidated balance sheets were insignificant. We recorded aggregate financing costs of $1.8 million as a direct deduction from the carrying

14	Third Quarter 2017 Form 10-Q

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
We also pay a quarterly commitment fee on the unused portion of the 2017 Revolving Facility from 0.15% to 0.25% per annum, depending on our net leverage ratio. At September 30, 2017, the commitment fee was 0.20%.
The term loan under the 2017 Credit Facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2017 Credit Facility.
The 2017 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At September 30, 2017, we were in compliance with our debt covenants under the 2017 Credit Facility.

The 2017 Credit Facility also includes an option to request increases in the revolving commitments and/or request additional term loans in an aggregate principal amount of up to $200.0 million plus an amount, if any, such that the Net Leverage Ratio shall be no greater than 3.00 to 1.00.

Other debt

In September 2017, we entered into a two-year $2.2 million agreement to finance our purchase of software licenses and related services. The agreement is a non-interest bearing note requiring annual payments, with the first payment due in November 2017. Interest associated with the note is imputed at the rate we would incur for amounts borrowed under the 2017 Credit Facility.

As of September 30, 2017, the required annual maturities related to the 2017 Credit Facility and other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2017 - remaining	$2,950
2018	8,576
2019	7,500
2020	7,500
2021	7,500
Thereafter	306,150
Total required maturities	$340,176

Third Quarter 2017 Form 10-Q	15

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
Undesignated contracts
In June 2017, we entered into a foreign currency option contract to hedge our exposure to currency fluctuations in connection with our acquisition of JustGiving because the purchase price was denominated in British Pounds. The notional value of the instrument was £100.0 million with an effective date beginning in June 2017 and maturing in September 2017. We settled the foreign currency option contract in September 2017. We did not designate the foreign currency option contract as a cash flow hedge for accounting purposes since it involved a business combination. As such, changes in the fair value of this derivative are recognized currently in earnings. The insignificant premium paid for this option and the $1.0 million in proceeds from the settlement are shown within cash flows from investing activities in our consolidated statements of cash flows.
As the closing date of our acquisition of JustGiving extended beyond the settlement date of the foreign currency option contract, we entered into a foreign currency forward contract in September 2017 with settlement in October 2017. The notional value of the instrument was £103.5 million. We did not designate the foreign currency forward contract as a cash flow hedge for accounting purposes since it involved a business combination. As such, changes in the fair value of this derivative are recognized currently in earnings.

16	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The fair values of our derivative instruments were as follows as of:

		Asset Derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	September 30, 2017	December 31, 2016	Balance sheet location	September 30, 2017	December 31, 2016
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$223	$—	Accrued expenses and other current liabilities	$—	$—
Interest rate swaps, long-term portion	Other assets	—	206	Other liabilities	328	163
Total derivative instruments designated as hedging instruments		$223	$206		$328	$163

Derivative instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$—	Accrued expenses and other current liabilities	$41	$—
Total derivative instruments not designated as hedging instruments		$—	$—		$41	$—

Total derivative instruments		$223	$206		$369	$163
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	September 30, 2017		Three months ended September 30, 2017	Nine months ended September 30, 2017
Interest rate swaps	$(105)	Interest expense	$(88)	$(192)

	September 30, 2016		Three months ended September 30, 2016	Nine months ended September 30, 2016
Interest rate swaps	$(654)	Interest expense	$(265)	$(875)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive income as of September 30, 2017 that is expected to be reclassified into earnings within the next twelve months is insignificant. There were no ineffective portions of our interest rate swap derivatives during the nine months ended September 30, 2017 and 2016. See Note 13 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.

Third Quarter 2017 Form 10-Q	17

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We did not have any undesignated derivative instruments during 2016. The effects of undesignated derivative instruments during the three and nine months ended September 30, 2017 were as follows:

	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income
(dollars in thousands)		Three months ended September 30, 2017	Nine months ended September 30, 2017
Foreign currency option contracts	Other income (expense), net	$38	$513
Foreign currency forward contracts	Other income (expense), net	$(41)	$(41)
Total (loss) gain(1)		$(3)	$472

(1)	The individual amounts for each year may not sum to total gain (loss) due to rounding.

10. Commitments and Contingencies
Leases
Total rent expense was $3.8 million and $3.1 million for the three months ended September 30, 2017 and 2016, respectively, and $11.9 million and $8.6 million for the nine months ended September 30, 2017 and 2016, respectively. The quarterly South Carolina state incentive payments we received as a result of locating our headquarters facility in Berkeley County, South Carolina, ended in the fourth quarter of 2016. These amounts were recorded as a reduction of rent expense upon receipt and were insignificant during the three months ended September 30, 2016 and $2.2 million during the nine months ended September 30, 2016.
Other commitments
The term loans under the 2017 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2017, the remaining aggregate minimum purchase commitment under these arrangements was approximately $51.9 million through 2021.
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
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business. We make a provision for a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, we have determined as of September 30, 2017, that no provision for liability nor disclosure is required related to any claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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

18	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

11. Income Taxes
Our income tax provision and effective income tax rates, including the effects of period-specific events, were:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Income tax provision	$2,793	$1,950	$2,964	$5,323
Effective income tax rate	18.2%	17.9%	7.8%	18.0%
Our effective income tax rate during the three months ended September 30, 2017 remained relatively unchanged when compared to the same period in 2016. The decrease in our effective income tax rate during the nine months ended September 30, 2017, when compared to the same period in 2016, was primarily due to a $9.0 million discrete tax benefit to expense relating to stock-based compensation items, as compared to a $4.3 million discrete tax benefit for the same period in 2016. The increase in the discrete tax benefit for the nine months ended September 30, 2017, as compared to the same period in 2016, was attributable to an increase in the market price for shares of our common stock, as reported by the NASDAQ Stock Market LLC ("NASDAQ"), as well as an increase in the number of stock awards that vested and were exercised. Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter.

12. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Included in cost of revenue:
Cost of subscriptions	$331	$318	$963	$904
Cost of maintenance	103	137	294	391
Cost of services and other	500	461	1,418	1,308
Total included in cost of revenue	934	916	2,675	2,603
Included in operating expenses:
Sales, marketing and customer success	1,686	1,055	4,906	2,972
Research and development	2,093	1,674	5,877	4,874
General and administrative	6,213	5,173	17,597	14,556
Total included in operating expenses	9,992	7,902	28,380	22,402
Total stock-based compensation expense	$10,926	$8,818	$31,055	$25,005

Third Quarter 2017 Form 10-Q	19

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
In February 2017, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the nine months ended September 30, 2017.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 8, 2017	$0.12	February 28	March 15
May 1, 2017	$0.12	May 26	June 15
July 31, 2017	$0.12	August 28	September 15
On October 25, 2017, our Board of Directors declared a fourth quarter dividend of $0.12 per share payable on December 15, 2017 to stockholders of record on November 28, 2017.
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Accumulated other comprehensive loss, beginning of period	$(558)	$(1,640)	$(457)	$(825)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income (loss) balance, beginning of period	$203	$(806)	$25	$(19)
Other comprehensive (loss) income before reclassifications, net of tax effects of $209, $(161), $135 and $589	(320)	248	(205)	(909)
Amounts reclassified from accumulated other comprehensive loss to interest expense	88	265	192	875
Tax benefit included in provision for income taxes	(35)	(104)	(76)	(344)
Total amounts reclassified from accumulated other comprehensive loss	53	161	116	531
Net current-period other comprehensive (loss) income	(267)	409	(89)	(378)
Accumulated other comprehensive loss balance, end of period	$(64)	$(397)	$(64)	$(397)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(761)	$(834)	$(482)	$(806)
Translation adjustments	(188)	289	(467)	261
Accumulated other comprehensive loss balance, end of period	(949)	(545)	(949)	(545)
Accumulated other comprehensive loss, end of period	$(1,013)	$(942)	$(1,013)	$(942)

20	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

14. Segment Information
During the first quarter of 2017, we changed the names of our reportable segments. However, there was no change in the determination of our reportable segments or our reporting units at that time. As of September 30, 2017, our reportable segments were the General Markets Group ("GMG"), the Emerging Markets Group ("EMG"), and the International Markets Group ("IMG"). The following is a description of each reportable segment:

•	The GMG is generally focused on sales to all emerging and mid-sized prospects and customers in North America;

•	The EMG is generally focused on sales to all large and/or strategic prospects and customers in North America; and

•	The IMG is focused on marketing, sales, delivery and support to all prospects and customers outside of North America.
Our chief operating decision maker is our chief executive officer ("CEO"). Currently, our CEO reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. The CEO uses internal financial reports that provide segment revenues and operating income, as adjusted, which excludes stock-based compensation expense, amortization expense, depreciation expense, research and development expense and certain corporate sales, marketing, general and administrative expenses. Segment operating income, as adjusted, includes direct, controllable costs related to the sale of our solutions and services, and our customer success program.
The CEO does not review any segment balance sheet information. Summarized reportable segment financial results, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Revenue by segment:
GMG	$102,838	$97,621	$296,954	$279,543
EMG	81,836	74,351	243,713	220,887
IMG	10,846	11,030	30,632	31,926
Other(1)	(7)	61	30	154
Total revenue	$195,513	$183,063	$571,329	$532,510
Segment operating income, as adjusted(2):
GMG	$49,971	$46,540	$143,658	$134,408
EMG	44,375	38,696	130,887	113,186
IMG	2,888	1,064	7,084	3,126
Other(1)	(58)	(157)	(113)	(109)
	97,176	86,143	281,516	250,611
Less:
Corporate unallocated costs(3)	(57,575)	(53,236)	(173,102)	(156,013)
Stock-based compensation costs	(10,926)	(8,818)	(31,055)	(25,005)
Amortization expense	(10,710)	(10,549)	(32,067)	(31,817)
Interest expense	(3,092)	(2,641)	(8,685)	(8,037)
Other income (expense), net	468	(15)	1,581	(185)
Income before provision for income taxes	$15,341	$10,884	$38,188	$29,554

(1)	Other includes revenue and the related costs from the sale of solutions and services not directly attributable to a reportable segment.

(2)	Segment operating income, as adjusted, includes direct, controllable costs related to the sale of our solutions and service, and our customer success program.

(3)	Corporate unallocated costs include research and development, depreciation expense, and certain corporate sales, marketing, general and administrative expenses.

Third Quarter 2017 Form 10-Q	21

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

15. Subsequent Events
JustGiving acquisition
On October 2, 2017, Blackbaud Global Limited (“Blackbaud Global”), a United Kingdom limited liability company and wholly-owned subsidiary of ours, acquired the entire issued share capital, including all voting equity interests, of Giving Limited, a United Kingdom private limited company doing business as “JustGiving” for an aggregate purchase price of £95.0 million, or approximately $127.4 million, in cash, subject to certain adjustments set forth in the stock purchase agreement. JustGiving is a market leading social platform for giving, and the acquisition is expected to enhance our capabilities to serve both individual donors and nonprofits, expanding the peer-to-peer fundraising capabilities we offer today. As a result of the acquisition, JustGiving has become a wholly-owned subsidiary of ours. We will include the operating results of JustGiving as well as the net assets acquired and liabilities assumed in our consolidated financial statements from the date of acquisition. During the three and nine months ended September 30, 2017, we incurred acquisition-related expenses associated with the acquisition of JustGiving of $0.7 million and $2.2 million, respectively, which are recorded in general and administrative expense. Due to the timing of the transaction, the initial accounting for this acquisition, including the measurement of assets acquired, liabilities assumed and goodwill, is not complete and is pending detailed analyses of the facts and circumstances that existed as of the October 2, 2017 acquisition date.
On October 2, 2017, we borrowed $138.7 million pursuant to a revolving credit loan under the 2017 Credit Facility to finance the acquisition of JustGiving. Following the borrowing, approximately $178.6 million was outstanding under the revolving credit loans with approximately $169.8 million of available borrowing capacity under the 2017 Credit Facility.

22	Third Quarter 2017 Form 10-Q

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, healthcare institutions and individual change agents—we connect and empower organizations to increase their impact through software, services, expertise, and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing, and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada and the United Kingdom. As of September 30, 2017, we had approximately 35,000 customers.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud-based and hosted environments; (ii) providing transaction and payment processing services; (iii) providing professional services including implementation, training, consulting, analytic and other services; and (iv) providing software maintenance and support services.
During the third quarter of 2017, we continued to execute on our four-point growth strategy targeted to drive an extended period of quality enhancement, solution and service innovation and increasing operating efficiency and financial performance:

1.	Deliver Integrated and Open Solutions in the Cloud
We continue to transition our business to predominantly serve customers through a subscription-based cloud delivery model, enabling lower cost of entry, greater scalability and lower total cost of ownership to our customers. We continue to optimize our portfolio of solutions and integrate powerful capabilities — such as built in data, analytics, artificial intelligence, payment processing and tailored user-specific experiences — to bring even greater value and performance to our customers.
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
At our annual user conference, bbcon, we announced a joint-partnership with Microsoft to couple together Microsoft's horizontal solutions with our industry-leading vertical solutions. We now intend to fully power Blackbaud SKY in the Microsoft Azure environment, and we will become a Cloud Solution Provider Partner for the Microsoft platform.

Third Quarter 2017 Form 10-Q	23

Blackbaud, Inc.

2.	Drive Sales Effectiveness
We continue to invest in a world-class sales organization to accelerate revenue growth and penetrate our large and expanding total addressable market ("TAM"), which is currently estimated to be over $7.0 billion. During the first three quarters of 2017, we created a new Senior Vice President of Global Sales position to lead this effort across the organization and we have focused on enabling our expanding sales teams with training, processes, and tools to improve effectiveness and drive revenue growth. The further development of our customer success program is allowing our sales teams to focus on closing sales rather than account management. The move to selling pre-integrated solution suites instead of individual point-solutions continues to be successful, and we have furthered our go-to-market shift with a concentrated sales focus by sub-vertical, including K-12 private schools, foundations, corporations, arts & cultural, higher education and healthcare.

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
During the third quarter, we launched Blackbaud Labs as a means to incubate new ideas and foster our strong culture of innovation and creativity within Blackbaud, with the sole focus of bringing new capabilities to market organically. We previously announced the promotion of our new Senior Vice President of Corporate Strategy and Business Development, who led the effort for many of our acquisitions, including AcademicWorks in April 2017 and, most recently, JustGiving.
AcademicWorks is the market leader in scholarship management for higher education and K-12 institutions, foundations, and grant-making institutions. Their cloud platform enables students to apply for all awards at an institution using one intuitive and streamlined process, while offering schools and awarding institutions a common platform for improved awarding, reporting, compliance, communication and stewardship of those awards. Additional details regarding our acquisition of AcademicWorks are provided in Note 3 to our consolidated financial statements in this report. During the third quarter, we focused on integrating AcademicWorks' solutions and operations as well as cross-selling.
In October 2017, we closed our acquisition of the United Kingdom-based online fundraising services provider JustGiving, whose online social giving platform has played a powerful role in the growth of peer-to-peer fundraising. The acquisition enhances our capability to serve both individual donors and nonprofits, expanding the peer-to-peer fundraising capabilities we currently offer today through TeamRaiser and everydayhero, which are used by leading nonprofit organizations to connect their causes to the individuals who support them. JustGiving also adds personal crowdfunding to our portfolio, which is an offering we did not previously provide and a fast growing segment of charitable giving. Additional details regarding our acquisition of JustGiving are provided below and in Note 15 to our consolidated financial statements in this report.
Both AcademicWorks and JustGiving meet the acquisition criteria discussed above. We remain active in the evaluation of acquisition opportunities to broaden our portfolio, provide better integrated solutions for our customers, differentiate ourselves from the competition and improve our financial performance.

4.	Improve Operating Efficiency
We are also focused on operational efficiency to deliver improved profitability. Our organizational model has evolved in recent years allowing us to gain efficiency and consistency in how we execute. We have centralized our operations, including marketing, product management, finance, customer support, customer success and professional services. In 2014, we set a long-term aspirational goal to improve operating margins annually, and increase our non-GAAP operating margins by at least 300 basis points on a constant currency basis from our 2014 baseline of 17.5%, by the end of 2017. Since setting that goal, we have improved margins annually, inclusive of heightened investments to drive future growth and in the midst of migrating our customer base to the cloud. We expect to deliver on our goal, and we see future opportunity ahead to further improve profitability through the infrastructure investments we have made in our back office for scale, focus on operational excellence, and achieving our productivity initiatives.
We have included the results of operations of AcademicWorks in our consolidated results of operations from the date of acquisition. We determined that the AcademicWorks acquisition was not a material business combination; therefore, revenue and earnings since the acquisition date are not required or presented.

24	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.

Total revenue
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Total revenue	$195.5	$183.1	6.8%	$571.3	$532.5	7.3%
The increases in total revenue during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, were primarily driven by growth in subscriptions revenue as our business model continues to shift towards providing predominantly cloud-based subscription solutions. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments. Services and other revenue as well as maintenance revenue declined during the three and nine months ended September 30, 2017 from our continued shift in focus towards selling cloud-based subscription solutions. In general, our NXT and other cloud-based solutions require less implementation services, which we expect to continue to negatively impact services and other revenue over time. In addition, we have also used promotions and discounts for our consulting services as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based subscriptions. In the near-term, the transition to subscription-based solutions also negatively impacts total revenue growth, as time-based revenue from subscription arrangements is deferred and recognized ratably over the subscription period, typically three years at contract inception, whereas on-premises license revenue from arrangements that include perpetual licenses is recognized up-front.

Income from operations
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Income from operations	$18.0	$13.5	32.7%	$45.3	$37.8	19.9%
Income from operations increased during the three and nine months ended September 30, 2017, when compared to the same periods in 2016. The positive impact of growth in total revenue driven by subscriptions as discussed above was partially offset primarily by investments we are making in our sales organization and customer success program and, to a lesser extent, increases in stock based compensation expense of $2.1 million and $6.1 million, respectively, rent expense of $0.7 million and $3.3 million, respectively, and net increases in acquisition-related expenses and integration costs of $0.8 million and $2.8 million, respectively. An increase of $2.5 million in employee severance costs during the nine months ended September 30, 2017 also negatively impacted income from operations. The increase in rent expense was primarily driven by the end in the fourth quarter of 2016 of the South Carolina state incentive payments we received as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts were recorded as a reduction of rent expense upon receipt. Also contributing to the increase in rent expense were new operating leases for equipment that we have historically purchased.
Customer retention
Subscription contracts are typically for a term of three years at contract inception with one to three year renewals thereafter. Over time, we anticipate a decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud-based subscription delivery model. We also anticipate an increase in subscription contract renewals as we continue focusing on innovation, quality and the integration of our subscription solutions which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines subscription and maintenance customer contracts provides an accurate representation of our customers' overall behavior. For the year ended September 30, 2017, approximately 93% of our customers with recurring subscription or maintenance contracts were retained. This customer retention rate is relatively unchanged from our rate for the full year 2016.

Third Quarter 2017 Form 10-Q	25

Blackbaud, Inc.

Balance sheet and cash flow
At September 30, 2017, our cash and cash equivalents were $17.1 million and outstanding borrowings under the 2017 Credit Facility were $340.2 million. During the nine months ended September 30, 2017, we generated $123.4 million in cash flow from operations, reduced our net borrowings by $5.8 million, inclusive of the incremental borrowings needed to finance the acquisition of AcademicWorks, returned $17.3 million to stockholders by way of dividends and had aggregate cash outlays of $29.0 million for purchases of property and equipment and capitalized software development costs.
Recent development - JustGiving acquisition
On October 2, 2017, we acquired the entire issued share capital of JustGiving for an aggregate purchase price of £95.0 million, or approximately $127.4 million, in cash, subject to certain adjustments set forth in the stock purchase agreement. We financed the acquisition through borrowings under the 2017 Credit Facility. As a result of the acquisition, JustGiving has become a wholly-owned subsidiary of ours. We will include the operating results of JustGiving as well as the net assets acquired and liabilities assumed in our consolidated financial statements from the date of acquisition. Due to the timing of the transaction, the initial accounting for this acquisition, including the measurement of assets acquired, liabilities assumed and goodwill, is not complete and is pending detailed analyses of the facts and circumstances that existed as of the October 2, 2017 acquisition date.

Results of Operations
Comparison of the three and nine months ended September 30, 2017 and 2016

Revenue by segment
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
GMG	$102.8	$97.6	5.3%	$297.0	$279.5	6.2%
EMG	81.8	74.4	10.1%	243.7	220.9	10.3%
IMG	10.8	11.0	(1.7)%	30.6	31.9	(4.1)%
Total revenue(1)	$195.5	$183.1	6.8%	$571.3	$532.5	7.3%

(1)	The individual amounts for each year may not sum to total revenue due to rounding.

GMG
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
GMG revenue	$102.8	$97.6	5.3%	$297.0	$279.5	6.2%
% of total revenue	52.6%	53.3%		52.0%	52.5%
The increases in GMG revenue during the three and nine months ended September 30, 2017 when compared to the same periods in 2016 were attributable to growth in subscriptions revenue, partially offset by declines in maintenance revenue and, to a lesser extent, services and other revenue. The growth in GMG subscriptions revenue was primarily due to increases in demand across our portfolio of cloud-based solutions. To a much lesser extent, GMG subscriptions revenue growth was also driven by increases in the number of customers and the volume of transactions for which we process payments. We expect that the ongoing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services will continue to negatively impact both services and other revenue and maintenance revenue over time.

26	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.

EMG
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
EMG revenue	$81.8	$74.4	10.1%	$243.7	$220.9	10.3%
% of total revenue	41.9%	40.6%		42.7%	41.5%
The increases in EMG revenue during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, were primarily attributable to growth in subscriptions revenue, partially offset by decreases in services and other revenue and, to a lesser extent, maintenance revenue. The growth in EMG subscriptions was driven primarily by increases in demand for our cloud-based solutions, as well as an increase in the number of customers and the volume of transactions for which we process payments. We are increasingly selling our Blackbaud CRM solution as a subscription offering, which has resulted in less license fees revenue during the three and nine months ended, September 30, 2017, when compared to the same periods in 2016. We expect that the ongoing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services will continue to negatively impact both services and other revenue and maintenance revenue over time.

IMG
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
IMG revenue	$10.8	$11.0	(1.7)%	$30.6	$31.9	(4.1)%
% of total revenue	5.5%	6.0%		5.4%	6.0%
The decreases in IMG revenue during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, were primarily related to reductions in services and other revenue and maintenance revenue, partially offset by increases in subscriptions revenue. The increases in IMG subscriptions revenue during the three and nine months ended September 30, 2017 were primarily due to increased demand for our cloud-based solutions and, to a much lesser extent, increases in the volume of transactions for which we process payments. The fluctuation in foreign currency exchange rates had an insignificant impact on IMG revenue during the three months ended September 30, 2017 and negatively impacted IMG revenue during the nine months ended September 30, 2017 by approximately $0.8 million. Further explanation of this impact is included below under the caption "Foreign Currency Exchange Rates". We expect that the ongoing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services will continue to negatively impact both services and other revenue and maintenance revenue over time.

Third Quarter 2017 Form 10-Q	27

Blackbaud, Inc.

Operating results

Subscriptions
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Subscriptions revenue	$127.5	$105.4	20.9%	$370.9	$306.3	21.1%
Cost of subscriptions	58.0	51.9	11.7%	170.3	153.8	10.8%
Subscriptions gross profit(1)	$69.4	$53.5	29.8%	$200.6	$152.6	31.5%
Subscriptions gross margin	54.5%	50.7%		54.1%	49.8%

(1)	The individual amounts for each year may not sum to subscriptions gross profit due to rounding.
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
We continue to experience growth in sales of our cloud-based solutions and hosting services as we meet the demand of our customers that increasingly prefer cloud-based subscription offerings, including existing customers that are migrating from on-premises solutions to our cloud-based solutions. In addition, we have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing solution portfolio and the sale of these services to new and existing customers. Recurring subscriptions contracts are typically for a term of three years at contract inception with one to three year renewals thereafter. We intend to continue focusing on innovation, quality and integration of our subscription solutions, which we believe will drive subscriptions revenue growth.
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
The increases in subscriptions revenue during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, were primarily due to strong demand across our cloud-based solution portfolio, and, to a much lesser extent, increases in the number of customers and the volume of transactions for which we process payments.
The increases in cost of subscriptions during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, were primarily due to increases in transaction-based costs related to our payments services of $4.7 million and $12.4 million, respectively and increases in the cost of third-party technology embedded in certain of our subscription solutions of $1.5 million and $4.8 million. Partially offsetting the increase in cost of subscriptions during the nine months ended September 30, 2017 was a decrease in third-party contractor expenses of $1.5 million.
The increases in subscriptions gross margin for the three and nine months ended September 30, 2017, when compared to the same periods in 2016, were primarily the result of the positive economics of shifting customers to our next generation cloud-based solutions as growth in subscriptions revenue outpaced the growth in related costs. The results of AcademicWorks did not significantly impact our subscriptions gross margins for the three and nine months ended September 30, 2017.

28	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.

Maintenance
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Maintenance revenue	$31.5	$36.4	(13.5)%	$98.2	$111.0	(11.6)%
Cost of maintenance	5.7	5.5	3.0%	17.6	16.5	6.1%
Maintenance gross profit(1)	$25.8	$30.9	(16.5)%	$80.6	$94.5	(14.6)%
Maintenance gross margin	81.9%	84.8%		82.1%	85.1%

(1)	The individual amounts for each year may not sum to maintenance gross profit due to rounding.
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
The decreases in maintenance revenue during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, were primarily comprised of (i) reductions in maintenance from contracts that were migrated to a cloud-based subscription or not renewed and reductions in contracts with existing customers of $9.2 million and $25.7 million, respectively; partially offset by (ii) incremental maintenance from new customers associated with new license contracts and increases in contracts with existing customers of $4.3 million and $12.1 million, respectively; and (iii) insignificant amounts of incremental maintenance from contractual inflationary rate adjustments.
Cost of maintenance during the three months ended September 30, 2017 remained relatively unchanged when compared to the same period in 2016. Cost of maintenance increased during the nine months ended September 30, 2017, when compared to the same period in 2016, primarily as a result of an increase in compensation costs of $1.0 million, driven by a refinement in the method in which we allocate customer support costs between cost of maintenance and cost of subscriptions.
Maintenance gross margin decreased during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, primarily due to the increase in maintenance customer support costs combined with the decline in maintenance revenue as discussed above.

Third Quarter 2017 Form 10-Q	29

Blackbaud, Inc.

Services and other
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Services and other revenue	$36.5	$41.2	(11.4)%	$102.2	$115.2	(11.2)%
Cost of services and other	23.3	25.8	(10.0)%	71.6	76.5	(6.4)%
Services and other gross profit(1)	$13.3	$15.4	(13.6)%	$30.6	$38.7	(20.8)%
Services and other gross margin	36.3%	37.3%		30.0%	33.6%

(1)	The individual amounts for each year may not sum to services and other gross profit due to rounding.
Services and other revenue includes consulting, implementation, training, analytic and installation services as well as revenue from the sale of our software sold under perpetual license arrangements, fees from user conferences and third-party software referral fees. Consulting, implementation and installation services involve converting data from a customer’s existing system, system configuration, process re-engineering and assistance in file set up. Analytic services are comprised of donor prospect research, sales of lists of potential donors, benchmarking studies and data modeling services. These analytic services involve the assessment of current and prospective donor information of the customer and are performed using our proprietary analytical tools. The end product is intended to enable organizations to more effectively target their fundraising activities.
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
Services and other revenue decreased during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, primarily due to decreases in consulting revenue and, to a lesser extent, declines in analytics revenue and license fees revenue. We expect that the ongoing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services, will continue to negatively impact services and other revenue over time. We have also used promotions and discounts for our consulting services as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based subscriptions. The maturation of our Blackbaud Enterprise CRM solution is lessening the extent of implementation services required for that solution. In addition, we are increasingly selling our Blackbaud CRM solution as a subscription offering, which has resulted in less license fees revenue.
Cost of services and other decreased during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, primarily due to decreases in compensation costs of $1.4 million and $2.5 million, respectively, which is in line with the ongoing shift in our go-to-market strategy as discussed above.
Services and other gross margin decreased during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, primarily due to the declines in consulting, analytics and license fees revenue coupled with the slightly more modest reductions in costs of services and other.

30	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.

Operating expenses

Sales, marketing and customer success
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Sales, marketing and customer success expense	$44.2	$40.7	8.6%	$129.4	$115.7	11.8%
% of total revenue	22.6%	22.2%		22.6%	21.7%
Sales, marketing, and customer success expense includes compensation costs, travel-related expenses, sales commissions, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.
We continue to make investments to drive sales effectiveness, which is a component of our four-point growth strategy to accelerate revenue growth. We are also investing in our customer success organization to drive customer loyalty, retention, and referrals. The increase in sales, marketing, and customer success expense in dollars and as a percentage of total revenue during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, were primarily due to increases in compensation costs of $3.3 million and $10.5 million, respectively. Also contributing to the increase in sales, marketing and customer success expense for the nine months ended September 30, 2017 was an increase in commission expense of $1.8 million. Compensation costs increased primarily due to incremental headcount associated with the increase in direct sales, marketing, and customer success efforts of our growing operations. The increase in commission expense was primarily driven by a refinement in the period over which we recognize deferred commission to expense.

Research and development
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017(1)	2016(1)	Change	2017(2)	2016(2)	Change
Research and development expense	$22.1	$22.5	(2.0)%	$67.6	$68.0	(0.5)%
% of total revenue	11.3%	12.3%		11.8%	12.8%

(1)
Not included in research and development expense for the three months ended September 30, 2017 and 2016 were $7.0 million and $6.9 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those related to development of our next generation cloud-based solutions. Qualifying capitalized software development costs associated with our cloud-based solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years.

(2)
Not included in research and development expense for the nine months ended September 30, 2017 and 2016 were $20.6 million and $18.9 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance.

Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.
We continue to make investments to deliver integrated and open solutions in the cloud, which is a component of our four-point growth strategy to accelerate revenue growth. Research and development expense remained relatively unchanged during the three and nine months ended September 30, 2017, when compared to the same periods in 2016. During the nine months ended September 30, 2017, an increase in compensation costs of $1.4 million associated with our addition of specialized engineering resources to help drive our solution development efforts was offset primarily by an increase in the amount of software development costs that were capitalized of $1.7 million. As discussed above, the increases in the amounts capitalized were a result of incurring more qualifying costs associated with development activities that are required to be capitalized under the internal-use software guidance. We expect that the amount of software development costs capitalized will continue to increase modestly in the near-term as we make investments in innovation, quality and the integration of our solutions, which we believe will drive long-term revenue growth.
Research and development expense decreased as a percentage of total revenue during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, primarily due to productivity gains, which have allowed us to scale our business. The increases in the amounts of software development costs capitalized as discussed above also contributed to the decreases in research and development expense as a percentage of total revenue.

Third Quarter 2017 Form 10-Q	31

Blackbaud, Inc.

General and administrative
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
General and administrative expense	$23.5	$22.3	5.5%	$67.4	$62.1	8.5%
% of total revenue	12.0%	12.2%		11.8%	11.7%
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
The increases in general and administrative expense during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, were primarily due to increases in rent expense of $0.7 million and $3.3 million, respectively, and net increases in acquisition-related expenses and integration costs of $0.8 million and $2.8 million, respectively. An increase of $2.5 million in employee severance costs during the nine months ended September 30, 2017 also drove up general and administrative expense. The increases in rent expense were primarily driven by the end in the fourth quarter of 2016 of the South Carolina state incentive payments we received as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts were recorded as a reduction of rent expense upon receipt. Also contributing to the increases in rent expense were new operating leases for equipment that we have historically purchased.
General and administrative expense as a percentage of total revenue remained relatively unchanged during the three and nine months ended September 30, 2017, when compared to the same periods in 2016.

Interest expense
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Interest expense	$3.1	$2.6	17.1%	$8.7	$8.0	8.1%
% of total revenue	1.6%	1.4%		1.5%	1.5%
Interest expense increased during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, primarily due to modest increases in our weighted average effective interest rates. Also contributing to the increase in interest expense during the nine months ended September 30, 2017 was the required immediate expense recognition for certain debt issuance costs when we refinanced our credit facility in June 2017. In the near term, we expect interest expense as well as interest expense as a percentage of revenue to increase as a result of our acquisition of JustGiving.

32	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.

Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	September 30, 2017	Change	December 31, 2016
Subscriptions	Over the period billed in advance, generally one year	$179.9	24.4%	$144.6
Maintenance	Over the period billed in advance, generally one year	68.5	(10.8)%	76.8
Services and other	As services are delivered	34.0	15.2%	29.5
Total deferred revenue(1)		282.4	12.5%	250.9
Less: Long-term portion		5.4	(16.0)%	6.4
Current portion(1)		$277.0	13.3%	$244.5

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. We generally invoice our subscription and maintenance customers in annual cycles 30 days prior to the end of the contract term. Deferred revenue from subscriptions increased during the nine months ended September 30, 2017, primarily due to an increase in subscription sales, as well as a seasonal increase in subscription customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals in our second quarter as compared to our fourth quarter. The increase in deferred revenue from services and other during the nine months ended September 30, 2017 was primarily the result of an increase in training sales and related billings. A seasonal increase in advance registration billings associated with our bbcon user conference, which occurs each year in October, also contributed to the increase in deferred revenue from services and other. The decrease in deferred revenue attributable to maintenance during the nine months ended September 30, 2017 was primarily due to the continuing shift in our go-to-market strategy towards cloud-based subscription offerings, which do not require maintenance contracts.
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

Income tax provision
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Income tax provision	$2.8	$2.0	43.2%	$3.0	$5.3	(44.3)%
Effective income tax rate	18.2%	17.9%		7.8%	18.0%
Our effective income tax rate during the three months ended September 30, 2017 remained relatively unchanged when compared to the same period in 2016. The decrease in our effective income tax rate during the nine months ended September 30, 2017, when compared to the same period in 2016, was primarily due to a $9.0 million discrete tax benefit to expense relating to stock-based compensation items, as compared to a $4.3 million discrete tax benefit for the same period in 2016. The increase in the discrete tax benefit for the nine months ended September 30, 2017, as compared to the same period in 2016, was attributable to an increase in the market price for shares of our common stock, as reported by NASDAQ, as well as an increase in the number of stock awards that vested and were exercised. Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter.

Third Quarter 2017 Form 10-Q	33

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
GAAP Revenue	$195.5	$183.1	6.8%	$571.3	$532.5	7.3%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.3	—	100.0%	0.7	3.6	(80.8)%
Non-GAAP revenue(1)	$195.9	$183.1	7.0%	$572.0	$536.1	6.7%

GAAP gross profit	$108.5	$99.7	8.8%	$311.8	$285.7	9.2%
GAAP gross margin	55.5%	54.5%		54.6%	53.7%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.3	—	100.0%	0.7	3.6	(80.8)%
Add: Stock-based compensation expense	0.9	0.9	2.0%	2.7	2.6	2.8%
Add: Amortization of intangibles from business combinations	10.0	9.9	1.2%	29.9	29.7	0.8%
Add: Employee severance	—	—	(100.0)%	1.0	0.2	508.1%
Add: Acquisition-related integration costs	—	—	—%	0.1	—	100.0%
Subtotal(1)	11.3	10.8	4.3%	34.3	36.1	(4.8)%
Non-GAAP gross profit(1)	$119.8	$110.5	8.3%	$346.2	$321.8	7.6%
Non-GAAP gross margin	61.1%	60.4%		60.5%	60.0%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

34	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions, except per share amounts)	2017	2016	Change	2017	2016	Change
GAAP income from operations	$18.0	$13.5	32.7%	$45.3	$37.8	19.9%
GAAP operating margin	9.2%	7.4%		7.9%	7.1%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.3	—	100.0%	0.7	3.6	(80.8)%
Add: Stock-based compensation expense	10.9	8.8	23.9%	31.1	25.0	24.2%
Add: Amortization of intangibles from business combinations	10.7	10.5	1.5%	32.1	31.8	0.8%
Add: Employee severance	0.1	0.1	77.8%	3.0	0.5	533.0%
Add: Acquisition-related integration costs	0.4	0.9	(58.2)%	0.6	1.4	(56.8)%
Add: Acquisition-related expenses	1.5	0.2	899.3%	3.9	0.3	1,353.2%
Subtotal(1)	24.0	20.5	17.1%	71.3	62.6	13.8%
Non-GAAP income from operations(1)	$42.0	$34.0	23.3%	$116.6	$100.4	16.1%
Non-GAAP operating margin	21.4%	18.6%		20.4%	18.7%

GAAP net income	$12.5	$8.9	40.5%	$35.2	$24.2	45.4%
Shares used in computing GAAP diluted earnings per share	47,846,997	47,394,106	1.0%	47,679,103	47,268,469	0.9%
GAAP diluted earnings per share	$0.26	$0.19	36.8%	$0.74	$0.51	45.1%
Non-GAAP adjustments:
Add: Total Non-GAAP adjustments affecting income from operations	24.0	20.5	17.1%	71.3	62.6	13.8%
Add (less): Loss (gain) on derivative instrument	—	—	100.0%	(0.5)	—	100.0%
Add: Loss on debt extinguishment	0.1	—	100.0%	0.3	—	100.0%
Less: Tax impact related to Non-GAAP adjustments(2)	(9.8)	(8.1)	21.6%	(32.0)	(24.2)	32.4%
Non-GAAP net income(1)	$26.9	$21.3	25.8%	$74.3	$62.7	18.6%

Shares used in computing Non-GAAP diluted earnings per share	47,846,997	47,394,106	1.0%	47,679,103	47,268,469	0.9%
Non-GAAP diluted earnings per share	$0.56	$0.45	24.4%	$1.56	$1.33	17.3%

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.

(2)
We apply a non-GAAP effective tax rate of 32.0% in our determination of non-GAAP net income, which represents the GAAP effective tax rate, excluding the discrete tax effect of stock-based compensation.

The increases in non-GAAP income from operations during the three and nine months ended September 30, 2017, when compared to the same periods in 2016, were primarily due to growth in subscriptions revenue, partially offset by investments we are making in our sales organization and customer success program and, to a lesser extent, increases in rent expense, which are discussed above.
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

Third Quarter 2017 Form 10-Q	35

Blackbaud, Inc.

(dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
GAAP revenue	$195.5	$183.1	$571.3	$532.5
GAAP revenue growth	6.8%		7.3%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(2.1)	—	(4.0)	3.6
Total Non-GAAP adjustments	(2.1)	—	(4.0)	3.6
Non-GAAP revenue	$193.4	$183.1	$567.3	$536.1
Non-GAAP organic revenue growth	5.6%		5.8%

Non-GAAP revenue (2)	$193.4	$183.1	$567.3	$536.1
Foreign currency impact on Non-GAAP organic revenue (3)	(0.5)	—	0.8	—
Non-GAAP revenue on constant currency basis (3)	$192.9	$183.1	$568.1	$536.1
Non-GAAP organic revenue growth on constant currency basis	5.4%		6.0%

GAAP subscriptions revenue	$127.5	$105.4	$370.9	$306.3
GAAP subscriptions revenue growth	20.9%		21.1%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(2.0)	—	(3.7)	3.5
Total Non-GAAP adjustments	(2.0)	—	(3.7)	3.5
Non-GAAP organic subscriptions revenue	$125.5	$105.4	$367.2	$309.9
Non-GAAP organic subscriptions revenue growth	19.0%		18.5%

GAAP subscriptions revenue	$127.5	$105.4	$370.9	$306.3
GAAP maintenance revenue	$31.5	$36.4	98.2	111.0
GAAP recurring revenue	$159.0	$141.9	469.1	417.3
GAAP recurring revenue growth	12.1%		12.4%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(2.0)	—	(3.7)	3.6
Total Non-GAAP adjustments	(2.0)	—	(3.7)	3.6
Non-GAAP recurring revenue	$157.0	$141.9	$465.4	$421.0
Non-GAAP organic recurring revenue growth	10.7%		10.5%

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

Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our transaction revenue has historically been at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. Our revenue from payment processing services has historically increased during the fourth quarter due to year-end giving. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. As a result of these and other factors, our total revenue has historically been lower in the first quarter than in the remainder of our fiscal year, with the third and fourth quarters historically achieving the highest total revenues. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals including renewals associated with customers of acquired companies, delivery of professional services and occurrence of customer events, the payment of bonuses, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations has been lowest in

36	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.

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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	September 30, 2017	Change	December 31, 2016
Cash and cash equivalents	$17.1	0.9%	$16.9
Property and equipment, net	43.9	(12.7)%	50.3
Software development costs, net	48.6	29.4%	37.6
Total carrying value of debt	338.0	(1.3)%	342.4
Working capital	(181.1)	(5.1)%	(172.2)
Working capital excluding deferred revenue	95.9	32.7%	72.3
The following table presents selected financial information about our cash flows:

	Nine months ended September 30,
(dollars in millions)	2017	Change	2016
Net cash provided by operating activities	$123.4	23.2%	$100.1
Net cash used in investing activities	(78.2)	106.4%	(37.9)
Net cash used in financing activities	(45.3)	(25.9)%	(61.2)
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
At September 30, 2017, our total cash and cash equivalents balance included approximately $7.5 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $123.4 million increased by $23.2 million during the nine months ended September 30, 2017, when compared to the same period in 2016, primarily due to an increase in net income adjusted for non-cash expenses, and an increase in cash flow from operations associated with working capital. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash

Third Quarter 2017 Form 10-Q	37

Blackbaud, Inc.

expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital increased $1.6 million during the nine months ended September 30, 2017, when compared to the same period in 2016, primarily due to a decrease in bonus payments partially offset by an increase in cash taxes paid.
Investing cash flow
Net cash used in investing activities of $78.2 million increased by $40.3 million during the nine months ended September 30, 2017, when compared to the same period in 2016.
During the nine months ended September 30, 2017, we used net cash of $49.7 million for the acquisition of AcademicWorks compared to $3.4 million spent on investments in acquired companies during the same period in 2016. We used $20.6 million for software development costs, which was up $1.5 million from cash spent in the same period in 2016. The increase in cash outlays for software development costs was primarily driven by development activities related to our next generation cloud-based solutions, and development activities for Blackbaud SKY, our new modern cloud platform.
We also spent $8.4 million of cash for purchases of property and equipment during the nine months ended September 30, 2017, which was down $7.0 million from cash spent during the same period in 2016. The decrease in cash outlays for property and equipment was primarily driven by a shift toward leasing certain equipment that we have historically purchased. Cash outlays for operating leases are presented in operating cash flows.
Financing cash flow
During the nine months ended September 30, 2017, we had a net decrease in borrowings of $5.8 million, even with the incremental borrowings needed to finance our acquisition of AcademicWorks. We also paid $3.1 million in financing costs as a result of refinancing our credit facility.
We paid $19.1 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during the nine months ended September 30, 2017 compared to $10.5 million during the same period in 2016. The amount of taxes paid by us on the behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, employee exercise decisions, as well as the market price for shares of our common stock at the time of settlement. Due to a change in the timing of our annual equity award grants, most of our equity awards now vest in our first quarter. In addition, during the nine months ended September 30, 2017, we paid dividends of $17.3 million, which was relatively consistent with the comparable period of 2016.
2017 Credit Facility
As discussed above, in June 2017, we entered into the 2017 Credit Facility. Upon closing, we drew $300.0 million on a term loan and $110.0 million in revolving credit loans, which was used to repay all amounts outstanding under our previous credit facility and for other general corporate purposes.
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At September 30, 2017, our available borrowing capacity under the 2017 Credit Facility was $356.2 million. The 2017 Credit Facility matures in June 2022.
At September 30, 2017, the carrying amount of our debt under the 2017 Credit Facility was $335.8 million. Our average daily borrowings during the three and nine months ended September 30, 2017 were $355.4 million and $368.5 million, respectively.
The following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of September 30, 2017
Net Leverage Ratio	≤ 3.50 to 1.00	1.79 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	16.31 to 1.00

38	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.

Under the 2017 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2017 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2017 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At September 30, 2017, we were in compliance with our debt covenants under the 2017 Credit Facility.
Commitments and contingencies
As of September 30, 2017, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$340.2	$8.6	$16.1	$315.5	$—

Unrecorded contractual obligations:
Operating leases(2)	190.4	20.2	40.0	33.1	97.1
Interest payments on debt(3)	41.9	8.9	18.7	14.3	—
Purchase obligations(4)	51.9	21.3	30.6	—	—
Total contractual obligations	$624.4	$59.0	$105.4	$362.9	$97.1

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2017 Credit Facility and our other debt at September 30, 2017 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2017 Revolving Facility for the purposes of determining minimum commitment amounts.

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

The term loan under the 2017 Credit Facility and our other debt require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
The total liability for uncertain tax positions as of September 30, 2017 and December 31, 2016, was $3.4 million and $3.1 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of September 30, 2017 and December 31, 2016.
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
On October 25, 2017, our Board of Directors declared a fourth quarter dividend of $0.12 per share payable on December 15, 2017 to stockholders of record on November 28, 2017.

Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Third Quarter 2017 Form 10-Q	39

Blackbaud, Inc.

Foreign Currency Exchange Rates
Approximately 10% of our total revenue for the nine months ended September 30, 2017 was generated from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $0.9 million and $0.5 million as of September 30, 2017 and December 31, 2016, respectively.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the nine months ended September 30, 2017, foreign translation resulted in an decrease in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the nine months ended September 30, 2017, the fluctuation in foreign currency exchange rates had insignificant impacts on our total revenue and our income from operations. For the nine months ended September 30, 2017, the fluctuation in foreign currency exchange rates decreased IMG revenue by approximately $0.8 million. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.
In June and September 2017, we entered into a foreign currency option contract and a foreign currency forward contract, respectively, to hedge our exposure to currency fluctuations in connection with our acquisition of JustGiving, because the purchase price was denominated in British Pounds. See Note 9 of our consolidated financial statements in this report for additional information about these derivative instruments.

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

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2017 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 of our consolidated financial statements in this report.

40	Third Quarter 2017 Form 10-Q

Blackbaud, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of September 30, 2017, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2016 and September 30, 2017.

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

Changes in Internal Control Over Financial Reporting
No change in internal control over financial reporting occurred during the most recent fiscal quarter ended September 30, 2017 with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Third Quarter 2017 Form 10-Q	41

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended September 30, 2017. All of these acquisitions were of common stock withheld by us to satisfy tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, July 1, 2017				$50,000
July 1, 2017 through July 31, 2017	—	$—	—	50,000
August 1, 2017 through August 31, 2017	24,710	86.24	—	50,000
September 1, 2017 through September 30, 2017	3,644	87.00	—	50,000
Total	28,354	$86.34	—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

42	Third Quarter 2017 Form 10-Q

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

Third Quarter 2017 Form 10-Q	43

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	November 2, 2017	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2017	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

44	Third Quarter 2017 Form 10-Q