Form 10-K
period 2017-12-31
BLACKBAUD INC
filed 2018-02-20
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2017 (based on the closing sale price of $85.75 on that date) was approximately $2,727,937,653. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of February 5, 2018 was 48,078,048.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders currently scheduled to be held June 12, 2018 are incorporated by reference into Part III hereof. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2017.

2017 Form 10-K	1

Blackbaud, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the documents incorporated herein by reference, contains forward-looking statements that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These "forward-looking statements" are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, our ability to successfully integrate acquired businesses and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock-based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, the degree of our data security procedures, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “will,” “targets,” “plans,” “anticipates,” “aims,” “projects,” “estimates,” or any variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Accordingly, they should not be viewed as assurances of future performance, and actual results may differ materially and adversely from those expressed in any forward-looking statements.
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

2	2017 Form 10-K

Blackbaud, Inc.

PART I.
ITEM 1. BUSINESS
Description of Business
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, healthcare institutions and individual change agents—Blackbaud connects and empowers organizations to increase their impact through software, services, expertise, and data intelligence. Blackbaud brings more than three decades of leadership to this sector: since originally incorporating in New York in 1981 and later reincorporating as a South Carolina corporation in 1991 and as a Delaware corporation in 2004, our tailored portfolio of software and services has grown to support the unique needs of vertical markets, with solutions for fundraising and constituent relationship management ("CRM"), marketing, advocacy, accounting, peer-to-peer fundraising, corporate social responsibility ("CSR"), school management, ticketing, grantmaking, financial management, payment processing and analytics. Our solutions are designed to meet the needs of virtually all types of organizations in the social good community, from major global institutions to local soup kitchens. At the end of 2017, we had over 40,000 customers located in over 50 countries. We are deeply proud to play a part in our customers’ successes in their missions to cure diseases, advance education, preserve and share arts and culture, help animals, support those in need and more.
Market Overview
The philanthropic industry is significant, and our addressable market is substantial and growing
In the U.S. alone, there were approximately 1.6 million nonprofit organizations registered with the Internal Revenue Service in 2016, which includes nonprofit organizations, education institutions and healthcare institutions. Worldwide, there are millions more organizations in this space. Corporations and foundations are also active participants in the social good community, and billions of individuals will donate funds, volunteer their time, advocate for a cause or otherwise engage with social good organizations. According to Giving USA, donations made to U.S. nonprofit organizations in 2016 were $390 billion, amounting to 2.1% of U.S. GDP, a 2.7% increase from 2015. The average annual rate of change in total giving dollars over the last 40 years was 6.7%.
Our estimated current total addressable market ("TAM") is $8.2 billion. This includes an expansion into new and near adjacencies in 2017 from our acquisitions of AcademicWorks, Inc. ("AcademicWorks") which supports scholarship management, within the education market, and Giving Limited ("JustGiving"), which supports personal crowdfunding capabilities for individuals.
Traditional methods of fundraising and organizational management are often costly and inefficient
Many nonprofits use manual methods or stand-alone software applications not specifically designed for fundraising and organizational management for institutions like theirs. Such methods are often costly and inefficient because of the difficulties in effectively collecting, sharing, and using donation-related information. Furthermore, general purpose software applications frequently have limited functionality and do not efficiently integrate multiple databases. Some nonprofit organizations have developed proprietary software, but doing so is expensive, requiring on-site technical personnel for development, implementation and maintenance.

2017 Form 10-K	3

Blackbaud, Inc.

The nonprofit industry faces particular operational challenges
Nonprofit organizations, educational institutions and healthcare institutions must efficiently:

•	Solicit funds and build relationships with major donors;

•	Garner small cash contributions from numerous contributors;

•	Manage and develop complex relationships with large numbers of constituents;

•	Advocate for policies and behaviors that advance their cause or institution;

•	Communicate their accomplishments and the importance of their mission online and offline;

•	Comply with complex accounting, tax and reporting requirements that differ from those for traditional businesses;

•	Solicit cash and in-kind contributions from businesses to help raise money or deliver products and services;

•	Provide a wide array of programs and services to individual constituents and beneficiaries; and

•	Improve the data collection and information sharing capabilities of their employees, volunteers and donors by creating and providing distributed access to centralized databases.
Because of these challenges, we believe nonprofits, healthcare institutions and educational institutions can benefit from software applications and services specifically designed to serve their particular needs and workflows to grow revenue, work effectively and accomplish their missions.
Corporations, grant making institutions and foundations also face unique challenges
Corporations, grant making institutions and foundations, face their own unique challenges, including the need to:

•	Quantify and improve the impact of their grants;

•	Cultivate better relationships with grantees;

•	Achieve better internal collaboration and alignment with board members, reviewers and other stakeholders;

•	Illustrate the impact of their corporate philanthropy efforts to the communities they serve;

•	Engage employees in meaningful volunteering, giving and other activities;

•	Ensure that their philanthropic efforts align with their business initiatives;

•	Manage all of a foundation's activities, including fundraising and accounting;

•	Expand the reach of their fundraising efforts; and

•	Cultivate new and existing donors.
Strategy
Our objective is to maintain and extend our position as a leading provider of cloud software and services for the global social good community, supporting their missions from fundraising to delivering outcomes. Our key strategies for achieving this objective are to:
Delight our customers
We intend to make our customers' experience with us effective, efficient and satisfying from their initial interest in our solutions and services through their decision to purchase, engage with customer support and utilize solution enhancements. We continue to focus on initiatives aimed at improving the consistency and quality of user experience across the offerings we provide to our customers. We continue to evolve the manner in which we package and sell our offerings to provide high quality and value combined with flexibility to meet the different needs of our existing and prospective customers. For example, we have increased the number of our cloud solutions sold under a subscription pricing model, which can make it easier for customers to purchase our solutions. In addition, we are continuing to integrate value-adding capabilities such as payment services, analytics and business intelligence into our suite of solutions to better address our customers' needs

4	2017 Form 10-K

Blackbaud, Inc.

with comprehensive offerings. We will continue to focus on providing the highest level of solution support, enhancing our existing solutions and developing new solutions and services designed to help our customers to be more effective and achieve their missions.
Execute on our Four-Point Growth Strategy
During 2017, we continued to execute on our four-point growth strategy targeted to drive an extended period of solution and service innovation, quality enhancement, increasing operating efficiency and financial performance:

1.	Integrated and Open Solutions in the Cloud
We will continue to transition our business to predominantly serve customers through a subscription-based cloud delivery model, enabling lower cost of entry, greater scalability and lower total cost of ownership to our customers. There is a concerted effort underway to optimize our portfolio of solutions and integrate powerful capabilities — such as built-in data, analytics, payment services and tailored user-specific experiences — to bring even greater value and performance to our customers.
During 2017, we introduced SKY AI™ and SKY Analytics™, the intelligence engine behind the growing number of insights integrated into Blackbaud cloud software solutions, powered by artificial intelligence including machine learning, cognitive technology, predictive analytics and other advanced technologies. With SKY AI and SKY Analytics, we are enabling data-driven decisions by pairing one of the industry's largest data sets with an advanced set of integrated AI capabilities, ultimately having greater impact on our customers and their missions. For example, Affluence Insight, a new donor management segmentation tool enables the identification of annual, mid-level and major gift prospects. It offers the ability to use AI-powered analytics to identify high-value donor prospects and predict a prospect's likelihood to give. These embedded intelligence capabilities are one outcome of Blackbaud's Intelligence for Good™ approach — combining AI, Analytics and big data and expertise to drive insight for our customers across our solution portfolio.
We also made several portfolio announcements during 2017, ranging from solution integrations, to new capabilities for existing solutions, to new solution introductions.

2.	Drive Sales Effectiveness
We are making investments to increase the effectiveness of our sales organization, with a focus on enabling our expanding sales teams with the talent, processes and tools to accelerate our revenue growth and improve effectiveness. In 2017, we created a new Senior Vice President of Global Sales position to lead sales effectiveness across the organization. We continued to make investments in our sales, marketing and customer success organizations and improved our market coverage by deploying these resources into key markets, while bifurcating sales to focus on either finding new customers or cultivating existing customers. In addition, we are continuing to optimize our go-to-market sales strategies such as offering solutions and services tailored to the needs of customers operating within vertical markets including K-12 private schools, foundations, higher education and healthcare institutions, among others. Our sales teams are now fully running and managed on a common sales operating model. This includes common procedures, training, key operating metrics, compensation plans and reporting, which is driving increased productivity.

3.	Expand TAM into Near Adjacencies with Acquisitions and Product Investments
We will continue to evaluate compelling opportunities to acquire companies and acquire or build technologies and services. We will be guided by our acquisition criteria for considering attractive assets that expand our total addressable market ("TAM"), provide entry into new and near adjacencies, accelerate our shift to the cloud, accelerate revenue growth, are accretive to margins and present synergistic opportunities.
In 2017, we launched Blackbaud Labs as a means to incubate new ideas and foster our strong culture of innovation and creativity, with the sole focus of bringing new capabilities to market organically. We also announced the promotion of our new Senior Vice President of Corporate Strategy and Business Development, who led the effort for many of our acquisitions, including AcademicWorks and JustGiving.

2017 Form 10-K	5

Blackbaud, Inc.

4.	Improve Operating Efficiency
We have largely completed the installations of best-in-breed back-office solutions that consolidate and standardize our business operations utilizing scalable tools and systems. Our focus is now shifting towards optimizing those systems, as well as operational excellence and quality initiatives focused on streamlining processes to gain efficiency and scalability. Our organizational model, which we have evolved over the last few years, is largely complete and allows us to gain efficiency and consistency in how we execute. We have centralized our operations, including marketing, sustained engineering, product management, finance, customer support, customer success and professional services, which allows us to better manage the entire customer experience.
During 2017, in an effort to improve operating efficiency and further our organizational objectives, we also initiated a plan to relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers.
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
Build our Reputation as an Industry Thought Leader
In our 36 years of experience in the philanthropic market, we have gained significant insight into the market and industry segments in which we operate. We produce a wide range of thought leadership materials, including blogs, monthly indices and white papers, which provide insights and guidance to the social good community. We also participate in a number of industry forums where we exchange views and engage with industry and governmental leaders. Our annual user conference, bbcon™, is used in part as a forum to offer thought leadership to our customers, as are other market specific user conferences such as our annual K-12 conference. We intend to expand these activities and further build our reputation as a thought leader within the industry. Additionally, the Blackbaud Institute for Philanthropic Impact brings together the best minds in philanthropy to develop and share leading-edge research and insight that accelerates the impact of the social good community. The research and reports the Blackbaud Institute produces serve to strengthen the social good community as a whole.
Operating Structure
Change in Reportable Segments
Prior to the fourth quarter of 2017, our three market groups, the General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG"), represented our three operating and reportable segments. As is discussed above, we have centralized our business operations over the last few years to allow us to gain productivity, efficiency and scalability. Areas of our operations we have centralized, include, but are not limited to, marketing, finance, sales excellence, human resources, corporate IT, legal and contracting, real estate and facilities, research and development, customer support, customer success, product management, professional services and training services. With our organizational model now largely complete, we made changes to our internal reporting structure in the fourth quarter of 2017 to better support and assess the operations of our business going forward. As a result, commencing with the fourth quarter of 2017, a measure of profitability is no longer available at the market group level and our chief operating decision maker now uses consolidated financial information to make operating decisions, assess financial performance and allocate resources. Our chief operating decision maker is our chief executive officer ("CEO"). We assessed the resulting effect on our operating segments, reportable segments, as well as our reporting units for annual goodwill impairment testing, and determined that we now have one operating segment, one reportable segment and one reporting unit. We have restated prior period financial information contained in this Annual Report on Form 10-K to reflect this change.

6	2017 Form 10-K

Blackbaud, Inc.

Solutions and Services
We offer a full spectrum of cloud and on-premises solutions, as well as a resource network that empowers and connects organizations of all sizes. The Blackbaud portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. We offer the social good community complete solutions to advance their missions with the market-leading CRM system and online engagement platforms, backed by our analytic services, which deliver insights powered by the world's most robust philanthropic data set. In most cases, the core of our solution portfolio centers around a CRM system, which seamlessly integrates with other applications to help our customers conduct activities vital to advancing their missions, such as managing finances, analyzing prospects and market data, effectively communicating with current and prospective supporters and promoting their cause online and offline. Our solutions can be combined with a range of consulting, training and professional services, maintenance and technical support, as well as payment processing, analytic and business intelligence services. In addition, we offer solutions that span the full spectrum of giving activities, including CSR programs, grant management, employee involvement, foundation management and other philanthropic activities.
Our specific solutions and services include:
Fundraising and Engagement
Raiser's Edge NXT® is our flagship smart cloud fundraising and relationship management solution. Raiser's Edge NXT is the first and only cloud fundraising and relationship management solution that is all-inclusive, fully integrated with data, analytics, payment processing and tailored user-specific experiences. Leveraging Blackbaud SKY®, our modern, integrated and open cloud, it is, we believe, the most advanced technology available that enables nonprofits to operate more efficiently and raise more support for their missions.
Blackbaud CRM™ is a comprehensive, customizable fundraising and relationship management solution. It is our lead offering for enterprise-level organizations seeking a powerful, yet adaptable solution for fundraising, marketing, and program management across the engagement lifecycle, specializing in supporting sophisticated major giving, membership and high volume direct marketing programs. Blackbaud CRM helps organizations build deeper and more personalized relationships with constituents, build their brand through online engagement and multichannel communication tools, and more effectively fundraise, leveraging campaign management, business intelligence and analytics. Blackbaud CRM can be sold as an integrated solution with our enterprise online solutions to enable multi-channel marketing, online engagement and event fundraising.
Luminate® CRM is our Salesforce-based CRM offering for nonprofits and is sold as a single integrated solution with Luminate Online. Luminate CRM is built on the Salesforce.com cloud computing application platform and offers nonprofits an extensible suite via the Salesforce App Exchange for consolidating information and business processes into one system. The core components of Luminate CRM are campaign management, constituent relations, business intelligence and analytics. When combined with Luminate Online, it provides best-in-class functionality to help nonprofits with online fundraising, peer-to-peer event fundraising, payment processing, email marketing, advocacy and website management.
eTapestry® is a simple, cloud fundraising and donor management solution built specifically for smaller, developing nonprofits in need of a cloud solution to support basic fundraising needs. It offers nonprofit organizations a cost-effective way to manage donors, process gifts, create reports, accept online donations and communicate with constituents. This technology provides a system that is simple to maintain, efficient to operate and is intuitively easy to learn without extensive training.
everydayhero® is an innovative, cloud crowdfundraising solution designed to meet the peer-to-peer fundraising needs of nonprofits' supporters. It is a leading donor acquisition tool, and helps nonprofits connect with a younger, more online-focused generation of donors, a first step in helping nonprofits develop long-term relationships with their supporters. Founded in Australia, where it is a market leader, everydayhero is now sold throughout Europe and the U.S. With recent integrations with fitness applications such as Strava and MapMyFitness, everydayhero continues to enhance the fundraising landscape by providing millions across the globe the chance to easily integrate fitness and philanthropy.
JustGiving™ is one of the world's leading social platforms for giving. JustGiving develops world-class technology and innovative tools to connect people with the causes they care about. By making giving more simple, social and rewarding, JustGiving helps all causes, charities and people in need to reach more people and raise more money.

2017 Form 10-K	7

Blackbaud, Inc.

Luminate Online™, delivered in the cloud, helps our customers better understand their online supporters, make the right ask at the right time, and raise money online. It includes tools to build online fundraising campaigns as part of an organization's existing website or as a stand-alone fundraising site. Donation forms, gift processing, and tools for communicating through web pages and email give our customers the essentials for building sustainable donor relationships. Customers can also purchase additional modules including TeamRaiser, a solution within events management that allows nonprofits' constituents to create personal or team fundraising web pages and send email donation appeals in support of events such as walks, runs and rides.
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
Financial Management
Financial Edge NXT® is the first-of-its-kind cloud accounting solution for nonprofits that is intuitive, fully integrated, and built the way nonprofits need it on our modern Blackbaud SKY cloud architecture. Financial Edge NXT is advanced technology with powerful reporting tools to help accounting teams drive transparency, stewardship, and compliance while enabling them to seamlessly manage transactions and eliminate manual processes. It seamlessly integrates with Raiser's Edge NXT to simplify gift entry processing and relates information from both systems in an informative manner to eliminate redundant tasks and manual processes. Financial Edge NXT provides nonprofit organizations with the means to help manage fiscal and fiduciary responsibility, enabling them to be more accountable to their constituents.
Grant Management
GIFTS Online® is a cloud solution built with core functions that provide comprehensive grant making capabilities, but with many additional capabilities and features, such as visual dashboards. It has a modern user interface, is user friendly, and can be highly personalized.
FIMS™ is a fully-integrated foundation management system that helps community foundations, faith-based organizations and education and scholarship programs manage grants, finances and donors in one centralized, comprehensive system. It features an open, customizable framework that helps community foundations manage everything from donors, gifts and investments to grants, grantees, funds and financials.
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
K-12 Schools and Higher Education
onMessage® is a content management system that gives schools the flexibility to build and edit webpages, with easy access to content types including photos, videos, downloads, text and more. It allows users to share material and contribute content across an entire school community.
onRecord® makes it easy for schools to manage schedules, transcripts and GPAs. A new Student Information System that works directly with onCampus (LMS), onRecord simplifies the process of sharing student data and academic records securely.
onCampus® is a learning management system that makes it easy to manage, connect, and share information with students, parents, and an entire school community. Developed with direct input from our customers, onCampus gives teachers the tools to meet the demands of a modern private school.

8	2017 Form 10-K

Blackbaud, Inc.

onBoard® is an enrollment management system that simplifies a school’s admissions process. onBoard helps admissions teams and prospective families manage and track their progress, from inquiry and application through acceptance and enrollment.
Smart Tuition® benefits schools by giving administrators better access to financial data and payment services, and by giving parents more ways to remit tuition payments. The solution helps ease the burden for administrative staff by offering invoicing, payment processing, customer service, enhanced communication with parents and later payer follow-up services.
Smart Aid™ offers schools the ability to accept online, customized applications for financial aid and to make better financial aid decisions with a proprietary Hobbies, Interest and Lifestyles ("HIL") profile. The HIL profile provides in-depth information on an applicant, delivering to the school a way to make more informed decisions on how they distribute financial aid awards.
AcademicWorks® is a comprehensive, integrated scholarship management platform for higher education and K-12 institutions and foundations, allowing students to apply for all awards using one intuitive and streamlined application process and eliminating many time consuming administrative tasks. This leads to improved awarding, reporting, compliance, communication and stewardship.
Arts and Cultural
Altru® is a cloud solution that helps arts and cultural organizations consolidate admissions, membership, fundraising, merchandise, marketing and more, giving users a comprehensive view of their supporters. By helping general admissions arts and cultural organizations gain a clear, 360-degree view of their organization, it enables them to operate more efficiently, engage and cultivate patrons and supporters, streamline external and internal communication efforts, and reduce IT costs. Altru contains tools for constituent and membership management, program sales, retail sales and ticketing, volunteer management, and events management. It also has sophisticated reporting functionality and tools to manage marketing, communications and fundraising.
Corporate Social Responsibility
AngelPoints® is an integrated CSR solution that helps corporations mobilize the collective power of their employees to make a positive impact on their people, their company, and the world. AngelPoints contains modules that help companies manage employee volunteer and giving programs.
Analytics
Our analytics offerings provide comprehensive solutions for donor acquisition, prospect research, data enrichment and performance management, enabling nonprofits to define effective campaign strategies and maximize fundraising results. These services either integrate with or are already integrated into our software solutions to give our customers a comprehensive view of their supporters and the market and provide information essential to making well-informed operating decisions.
Blackbaud’s Intelligence for Good™ is a unique, comprehensive approach through which we combine artificial intelligence, analytics, big data, and expertise in cloud-based services and other channels. This powerful approach enables social good organizations to transform data into insights.
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

2017 Form 10-K	9

Blackbaud, Inc.

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
Payment Services
Our solutions provide our customers payment processing capabilities that enable their donors to make donations and purchase goods and services using numerous payment options, including credit card and automated clearing house (“ACH”) checking transactions, through secure online transactions. Blackbaud Merchant Services is a value-added service integrated with our solutions that makes credit card processing simple and secure. Customers are charged one rate for credit card transactions, making Blackbaud Merchant Services a competitive option. The service also provides customers with a payment card industry (“PCI”) compliant process and streamlined bank reconciliation. As discussed above, we also provide our K-12 private school customers with student tuition payment processing services.
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
Professional and Managed Services
Our expert consultants provide data conversion, implementation and customization services for each of our software solutions. These services include:

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

10	2017 Form 10-K

Blackbaud, Inc.

Training
We provide a variety of onsite, instructor-led online and on-demand training services to our customers relating to the use of our solutions and application of best practices. Our instructors have extensive training in the use of our solutions and present course material that is designed to include hands-on lab exercises, as well as course materials with examples and problems to solve.
Customers
At the end of 2017, we had over 40,000 customers including nonprofits, foundations, corporations, education institutions, healthcare organizations and other charitable giving entities. Our largest single customer accounted for approximately 1% of our 2017 consolidated revenue.
Sales and Marketing
The majority of our solutions and related services are sold through our direct sales force. Our direct sales force is complemented by a team of account development representatives responsible for sales lead generation and qualification. These sales and marketing professionals are primarily located throughout the United States, the United Kingdom, Canada and Australia. As of December 31, 2017, we had 434 direct sales employees. We plan to continue expanding our direct sales force in the Americas, Europe and Australia as our operations grow internationally and market demand increases.
We generally begin a customer relationship with the sale of one of our cloud solutions, such as Raiser's Edge NXT, and then offer additional solutions and services to the customer as the organization's needs increase.
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

2017 Form 10-K	11

Blackbaud, Inc.

Our competition falls into four primary categories: (1) niche products that are tailored to specialized needs; (2) vertical-specific solutions; (3) general business software that can be configured to manage some nonprofit-specific processes; and (4) consumer-oriented fundraising platforms.
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
General business software vendors such as Salesforce.com and Oracle, compete with us in certain areas of our business. However, they generally do not have nonprofit specific focus and, therefore, do not offer or intend to offer nonprofit-specific versions. As these products are also not easily customized, the adoption of general business software is limited to nonprofits with very basic operations and simple needs. We believe our solutions compete successfully against general business software as a nonprofit’s needs grow more complex. There is a subset of general business software competitors who have introduced nonprofit-specific versions of their products. We believe that because these products were not originally designed to support the specific needs of nonprofits, they are not yet capable of meeting market needs without significant customization. As a result, we believe we are able to compete successfully to meet nonprofit-specific requirements, often integrating with general business platforms used for their more generalized operations.
Consumer-oriented fundraising platforms such as GoFundMe and Virgin Money Giving compete with our business where consumers raise funds directly. To drive adoption of their platforms, these vendors rely on a combination of direct-to-consumer marketing, marketing to nonprofits who in turn market to their supporters, and marketing to intermediate entities such as an event sponsor who will market to participants. We believe we compete well in this market through a combination of positive brand recognition among all three of these groups and the strength of our consumer-oriented tools relative to those of the competition.
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
Research and Development
We have made substantial investments in research and development and expect to continue to do so as a part of our strategy to introduce additional innovative solutions and services. As of December 31, 2017, we had 669 employees working on research and development. Our research and development expenses for 2017, 2016 and 2015 were $89.9 million, $89.9 million and $84.6 million, respectively. In addition, we had cash outlays for qualifying capitalized software development costs during 2017, 2016 and 2015 of $28.3 million, $26.4 million and $15.5 million, respectively. We plan to continue significantly investing in the innovation of our portfolio of solutions and services.
Technology and Architecture
Our cloud technology, SKY, combines the latest in cloud platform and infrastructure, leading edge development processes, and a modern and open micro service-oriented architecture, and is the foundation for all of our next generation solutions. The first of our solutions shipped were Raiser's Edge NXT and Financial Edge NXT, but virtually all new capabilities are being developed on top of the SKY platform. One component of SKY, SKY API®, gives customers, partners and other application developers access to industry-standard, open, REST-based APIs and a comprehensive set of resources that enable them to integrate with or extend functionality of our solutions. Additionally, SKY UX®, our open-sourced user

12	2017 Form 10-K

Blackbaud, Inc.

experience framework, increases the reach of our solutions by enabling developers to create interfaces that look and feel like a Blackbaud solution. In 2017, SKY UX continued to mature with the release of version 2 which added new functionality while also increasing the performance and available tooling and testing. You'll see SKY UX in Blackbaud's next generation solutions including Raiser’s Edge NXT, Financial Edge NXT, Blackbaud Outcomes, the next generation of Luminate Online, our K-12 On Suite, and many other capabilities that are lighting up across our product portfolio. The SKY architecture enables rapid releases, scalable and high-quality services, and speedier time to market.
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

Intellectual Property and Other Proprietary Rights
To protect our intellectual property, we rely on a combination of patent, trademark, copyright and trade secret laws in various jurisdictions, as well as employee and third-party nondisclosure agreements and confidentiality procedures. We have numerous trademarks, including “Blackbaud,” “Raiser's Edge NXT” and “Luminate.” We have applied for additional trademarks. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained. We currently have three active patents on our technology and have a total of three pending patent applications.
Employees
As of December 31, 2017, we had 3,182 employees, none of whom are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.
Seasonality
For a discussion of seasonal variations in our business, see “Management’s discussion and analysis of financial conditions and results of operations — Seasonality” in Item 7 in this report.
Financial Information about Geographic Areas
For information about revenues by geographic region and long-lived assets by geographic region, please see Note 17 and Note 16, respectively, to our consolidated financial statements in this report. For a description of risks associated with our non-U.S. operations, please see “Risk Factors - If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer” in Item 1A in this report.
Working Capital
For a discussion of our working capital practices, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” in Item 7 in this report.

2017 Form 10-K	13

Blackbaud, Inc.

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
Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of February 15, 2018:

Name	Age	Title
Michael P. Gianoni	57	President and Chief Executive Officer
Anthony W. Boor	55	Executive Vice President and Chief Financial Officer
Kevin W. Mooney	59	Executive Vice President and President, General Markets Group
Brian E. Boruff	58	Executive Vice President and President, Enterprise Markets Group
Jon W. Olson	54	Senior Vice President and General Counsel

Michael P. Gianoni joined us as President and Chief Executive Officer in January 2014. Prior to joining us, he served as Executive Vice President and Group President, Financial Institutions at Fiserv, Inc., a global technology provider serving the financial services industry, from January 2010 to December 2013. He joined Fiserv as President of its Investment Services division in December 2007. Mr. Gianoni was Executive Vice President and General Manager of CheckFree Investment Services, which provided investment management solutions to financial services organizations, from June 2006 until December 2007 when CheckFree was acquired by Fiserv. From May 1994 to November 2005, he served as Senior Vice President of DST Systems Inc., a global provider of technology-based service solutions. Mr. Gianoni is a member of the Board of Directors of Teradata Corporation, a publicly traded global big data analytics and marketing applications company. Mr. Gianoni has served on several nonprofit boards across several segments, including relief organizations, hospitals, and higher education. He currently is a board member of the International African American Museum. He holds an AS in electrical engineering from Waterbury State Technical College, a BS with a business concentration from Charter Oak State College, and an MBA and an honorary Doctorate from the University of New Haven.
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
Kevin W. Mooney has served as our Executive Vice President and President, General Markets Group since January 2010. He joined us in July 2008 as our Chief Commercial Officer. Before joining Blackbaud, Mr. Mooney was a senior executive at Travelport GDS from August 2007 to May 2008. As Chief Commercial Officer of Travelport GDS, one of the world's largest providers of information services and transaction processing to the travel industry, Mr. Mooney was responsible for global sales, marketing, training, service and support activities. Prior to that he was Chief Financial Officer for Worldspan from March 2005 until it was acquired by Travelport in August 2007. Mr. Mooney has also held key executive positions in the telecommunications industry and he served as a member of the Board of Directors of Level 3 Communications, Inc., a publicly traded global managed network services company, from October 2014 to November 2017. He holds a BS in Finance from Seton Hall University, and holds an MBA in Finance from Georgia State University.

14	2017 Form 10-K

Blackbaud, Inc.

Brian E. Boruff joined us as our Executive Vice President and President, Enterprise Markets Group in May 2015. Prior to joining us, Mr. Boruff was the Global Vice President of Products, Platforms and Solutions at Infosys, a global provider of consulting technology and next-generation services, from June 2013 until April 2015. From May 2011 until June 2013 he was a Managing Director of Accenture, a global management consulting and technology services company. From January 2009 until May 2011, Mr. Boruff was the Global Vice President of Cloud Computing and Emerging Technologies at CSC, a global provider of information technology services and solutions. Prior to that, Mr. Boruff spent 15 years at Microsoft, a platform and productivity software company, from July 1993 until September 2008 where he held various domestic and international executive roles as well as client-facing software sales and services roles. He holds a BA in Computer Science and Biochemistry from the University of Tennessee.
Jon W. Olson joined us as Senior Vice President and General Counsel in September 2008. Mr. Olson is responsible for Blackbaud's legal activities. Prior to joining us, he was an attorney with Alcatel-Lucent USA, the U.S. subsidiary of France-based Alcatel-Lucent (now owned by Nokia Corporation) that designs, develops, and builds wireline, wireless, and converged communications networks, from July 1997 to September 2008. Prior to joining Alcatel-Lucent, Mr. Olson was employed in legal positions with MCI, Inc., a global business and residential communications company, from September 1996 to July 1997, and Unisys Corporation, a global information technology company that solves complex IT challenges at the intersection of modern and mission critical, from July 1992 to September 1996. Mr. Olson is a member of the MUSC (Medical University of South Carolina) Hollings Cancer Center Citizens Advisory Council and is on the board of the Charleston Regional Alliance for The Arts. He holds a BS from Georgetown University, a JD from Dickinson School of Law and an MBA from Seton Hall University.
ITEM 1A. RISK FACTORS
Our business operations face a number of risks. These risks should be read and considered with other information provided in this report.
Our failure to compete successfully could cause our revenue or market share to decline.
Our market is highly competitive and rapidly evolving and there are limited barriers to entry for many segments of this market.
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
We recognize our maintenance and subscriptions revenue monthly over the term of the customer agreement. Most of our maintenance arrangements are for a one-year term. Our subscription arrangements are typically either for a one-year term or a three-year term. As a result, much of the revenue we report in each quarter is attributable to arrangements entered into during previous quarters. Consequently, a decline in sales to new customers, renewals by existing customers or market acceptance of our solutions in any one quarter will not necessarily be fully reflected in the revenues in that quarter and could negatively affect our revenues and profitability in future quarters.

2017 Form 10-K	15

Blackbaud, Inc.

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
We currently utilize data center hosting facilities to provide cloud-based solutions to some of our subscription customers and hosting services to our on-premise license customers. Any damage to, or failure of, these data center systems generally could result in interruptions in service to our customers, notwithstanding any business continuity or disaster recovery agreements that may currently be in place at these facilities. Because our cloud-based solutions and hosting service offerings are complex, and we have incorporated a variety of new computer hardware and software systems at our data centers, our services might have errors or defects that users identify after they begin using our services. This could result in unanticipated downtime for our customers and harm to our reputation and business results. Internet-based services sometimes contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our web-based services and new errors might again be detected in the future. In addition, our customers might use our Internet-based offerings in unanticipated ways that cause a disruption in service for other customers attempting to access their data.
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

16	2017 Form 10-K

Blackbaud, Inc.

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
A large percentage of our customers are nonprofits, foundations, educational institutions and other members of the social good community that rely on charitable donations. If charitable giving, including online giving, does not continue to grow or declines, it could limit our current and potential customers' ability to use and pay for our solutions and services, which could adversely affect our operating results and financial condition.
If we are unable, or our customers believe we are unable, to detect and prevent unauthorized use of payment card information and safeguard confidential donor data, we could be subject to financial liability, our reputation could be harmed and customers may be reluctant to use our solutions and services.
The rules of payment card associations in which we participate require that we comply with Payment Card Industry Data Security Standard ("PCI DSS") in order to preserve security of payment card data. Under PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of payment card data to help prevent card fraud. Conforming our solutions and services to PCI DSS or other payment services related regulations or requirements imposed by payment networks or our customers or payment processing partners is expensive and time-consuming. However, failure to comply may subject us to fines, penalties, damages and civil liability, may impair the security of payment card data in our possession, and may harm our reputation and our business prospects, including by limiting our ability to process transactions. Currently some of our solutions are not certified as compliant with the Payment Application Data Security Standard, which is a subset of the requirements for PCI DSS. In addition, currently some of our solutions are not fully compliant with PCI DSS.
If the security of our software is breached, we fail to securely collect, store and transmit customer information, or we fail to safeguard confidential donor data, we could be exposed to liability, litigation, penalties and remedial costs and our reputation and business could suffer.
Fundamental to the use of our solutions is the secure collection, storage and transmission of confidential donor and end user data and transaction data, including in our payment services. Despite the network and application security, internal control measures, and physical security procedures we employ to safeguard our systems, we may still be vulnerable to a security breach, intrusion, loss or theft of confidential donor data and transaction data, which may harm our business, reputation and future financial results.
Like many major businesses, we are, from time to time, a target of cyber-attacks and phishing schemes, and we expect these threats to continue. Because of the numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks, phishing and social engineering schemes, used to obtain unauthorized access, disable or degrade systems have become increasingly more complex and sophisticated and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.
A compromise of our data security that results in customer or donor personal or payment card data being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations,

2017 Form 10-K	17

Blackbaud, Inc.

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
Privacy and data protection concerns, including evolving domestic and international government regulation in the area of consumer data privacy or data protection, could adversely affect our business and operating results.
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
More recently, the European Union ("EU") General Data Protection Regulation (“GDPR”), which becomes effective in May 2018, extends the scope of the EU data protection law to all companies processing data of EU residents, regardless of the company’s location. The law requires companies to meet new requirements regarding the handling of personal data, including new rights such as the portability of personal data. Although we have an extensive program underway to address GDPR requirements, our efforts to comply with GDPR and other privacy and data protections laws may entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. Furthermore, actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase, which could impact us through increased costs or restrictions on our business, and noncompliance could result in significant regulatory penalties and legal liability.
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

18	2017 Form 10-K

Blackbaud, Inc.

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
We currently have non-U.S. operations primarily in Canada, the United Kingdom and Australia, and we intend to expand further into international markets. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors.
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
Unfavorable media coverage related to peer-to-peer fundraising campaigns on our social platforms could negatively impact our business.
Our online social giving platforms receive a high degree of media coverage for particularly news-worthy or controversial fundraising campaigns, as well as for our fee-based business model. Although our terms of service provide express limitations on the platforms' user-initiated fundraising campaigns and reserve our right to remove content that violates our terms of service, it may not always be possible to remove such content prior to it receiving attention in the media. Negative publicity related to our online social giving platforms could have an adverse effect on the size, engagement, and loyalty of our user base and could result in decreased revenue, which could adversely affect our business and financial results.
Acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.
As part of our business strategy, we have made acquisitions in the past and continue to evaluate opportunities to acquire companies, technologies and/or services. The successful integration of acquired companies requires, among other things, coordination of various departments, including solution development, engineering, sales and marketing and finance, as well as integration in our system of internal controls. Acquisitions and investments involve numerous risks.

2017 Form 10-K	19

Blackbaud, Inc.

Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders would be diluted which, in turn, could affect the market price of our stock. Moreover, we could finance any acquisition with debt, resulting in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions or investments properly, we might not achieve the anticipated benefits of any such acquisition and we may incur costs in excess of what we anticipate. Furthermore, if we incur additional debt to fund acquisitions and are unable to service our debt obligation we may have a greater risk of default under our credit facility. In addition, acquisitions may cause a disruption to our ongoing business, including diversion of resources and management's attention from our existing business and a greater than expected investment of resources or operating expenses.
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
As of December 31, 2017, we had $530.2 million and $314.7 million of goodwill and intangible assets, respectively. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of an asset is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. Changes in circumstances that could indicate that the carrying value of goodwill or intangible assets may not be recoverable include declines in our stock price, market capitalization, cash flows and slower growth rates in our industry. We cannot accurately predict the likelihood or potential amount and timing of any impairment of goodwill or other intangible assets. An impairment of a significant portion of goodwill or intangible assets could materially and negatively affect our results of operations and financial condition.

20	2017 Form 10-K

Blackbaud, Inc.

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
As of December 31, 2017, we had deferred tax assets of $47.0 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. This could be caused by, among other things, deterioration in performance, loss of key contracts, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors. If a deferred tax asset was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made. Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely affected.
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

2017 Form 10-K	21

Blackbaud, Inc.

Our solutions utilize open source software, which may subject us to litigation, require us to re-engineer our solutions, or otherwise divert resources away from our development efforts.
We use open source software in connection with certain of our solutions. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “BSD-style” licenses and other open source licenses.  There is little legal precedent governing the interpretation of many of the terms of some of these licenses and, therefore, the potential impact of these terms on our business is currently unable to be determined and may result in unanticipated obligations regarding our solutions and technologies. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to litigation by parties claiming ownership of open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their own software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business.
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
Increasing and evolving domestic and international government regulation could affect our business.
Pending and enacted legislation at the state and federal levels and internationally, including those related to taxation, fundraising activities and payment processing, may also restrict further our information gathering and disclosure practices, for example, by requiring us to comply with extensive and costly registration, reporting or disclosure requirements. Any substantial increase in government regulation affecting our business, or any failure to comply with existing regulations, could require substantial investments to achieve compliance, which could adversely affect our operating results and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

22	2017 Form 10-K

Blackbaud, Inc.

ITEM 2. PROPERTIES
We lease our headquarters in Charleston, South Carolina, which consists of approximately 218,000 square feet. The lease on our Charleston headquarters expires in October 2023, and we have the option for two 5-year renewal periods. Please also see discussion about the construction of our new headquarters facility in Note 11 to our consolidated financial statements in this report.
We also lease or have purchased the right to use additional office space in Austin, Texas; Bedford, New Hampshire; Charleston, South Carolina; Edina, Minnesota; Glasgow, Scotland; Indianapolis, Indiana; London, England; Middlesex, New Jersey; and Sydney, Australia, among other locations. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
ITEM 3. LEGAL PROCEEDINGS
From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

2017 Form 10-K	23

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

	Common Stock Market Prices
	High	Low	Dividends Declared
Fiscal year ended December 31, 2017
Fourth quarter	$103.79	$87.51	$0.12
Third quarter	92.82	82.85	0.12
Second quarter	90.36	75.92	0.12
First quarter	77.15	62.06	0.12
Fiscal year ended December 31, 2016
Fourth quarter	$67.42	$58.29	$0.12
Third quarter	71.09	64.32	0.12
Second quarter	68.40	58.36	0.12
First quarter	65.33	50.97	0.12
As of February 5, 2018, there were approximately 117 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record. On February 5, 2018, the closing price of our common stock was $90.21.

24	2017 Form 10-K

Blackbaud, Inc.

Stock Performance Graph
The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index. The graph covers the most recent five-year period ending December 31, 2017. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2012, and that all dividends are reinvested.

December 31,	2012	2013	2014	2015	2016	2017
Blackbaud, Inc.	$100.00	$167.43	$194.95	$299.48	$293.26	$435.45
Nasdaq Composite Index	100.00	141.63	162.09	173.33	187.19	242.29
Nasdaq Computer & Data Processing Index	100.00	151.54	173.50	208.25	224.83	315.58

2017 Form 10-K	25

Blackbaud, Inc.

Common Stock Acquisitions and Repurchases
The following table provides information about shares of common stock acquired or repurchased during the three months ended December 31, 2017. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, October 1, 2017				$50,000
October 1, 2017 through October 31, 2017	16,805	$94.34	—	50,000
November 1, 2017 through November 30, 2017	32,867	99.91	—	50,000
December 1, 2017 through December 31, 2017	—	—	—	50,000
Total	49,672	$98.03	—	$50,000

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
In accordance with this dividend policy, we paid quarterly dividends at an annual rate of $0.48 per share in 2017 and 2016, resulting in aggregate dividend payments to stockholders of $23.1 million and $22.8 million in 2017 and 2016, respectively. In February 2018, our Board of Directors approved an annual dividend rate of $0.48 per share for 2018 and we declared a first quarter dividend of $0.12 per share payable on March 15, 2018, to stockholders of record on February 28, 2018.
Dividends on our common stock will not be cumulative. Consequently, if dividends on our common stock are not declared and/or paid at the targeted level, our stockholders will not be entitled to receive such payments in the future. We are not obligated to pay dividends, and as described more fully below, our stockholders might not receive any dividends as a result of the following factors:

•	Our credit facility limits the amount of dividends we are permitted to pay;

•	Our Board of Directors could decide to reduce dividends or not to pay dividends at all, at any time and for any reason;

•	The amount of dividends distributed is subject to state law restrictions (as discussed below); and

•	We might not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements and anticipated cash needs.

26	2017 Form 10-K

Blackbaud, Inc.

Assumptions and Considerations
We estimate that the cash necessary to fund dividends on our common stock for 2018 at an annual rate of $0.48 per share is approximately $23.5 million (assuming 49.0 million shares of common stock are outstanding, net of treasury stock).
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
We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2018, including dividends and purchases under our stock repurchase program. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” in Item 7 in this report.
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
We have estimated our dividend only for 2018, and we cannot assure our stockholders that during or following 2018 we will pay dividends at the estimated levels, or at all except with regard to dividends previously declared by the Board of Directors but not yet paid. We are not required to pay dividends and our Board of Directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our Board of Directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Over time, our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.
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
Restrictions on Payment of Dividends
Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2017, we had $29.8 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2018 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2018, our Board of Directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.
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

2017 Form 10-K	27

Blackbaud, Inc.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report and our financial statements and the related notes included elsewhere in this report to fully understand factors, including our business acquisitions and dispositions, that may affect the comparability of the information presented below.
The following data, insofar as it relates to each of the years ended December 31, 2017, 2016 and 2015, has been derived from the audited annual financial statements, including the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for the three years ended December 31, 2017, 2016 and 2015 and notes thereto in Item 8 of this report. The following data, insofar as it relates to each of the years ended December 31, 2014 and 2013, and the consolidated balance sheets as of December 31, 2015, 2014 and 2013 are derived from audited financial statements not included in this report.

	Year ending December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
SUMMARY OF OPERATIONS
Total revenue	$788,306	$730,815	$637,940	$564,421	$503,817
Total cost of revenue	361,904	339,220	304,631	273,438	232,663
Gross profit	426,402	391,595	333,309	290,983	271,154
Total operating expenses	362,371	329,795	286,597	244,619	219,612
Income from operations	64,031	61,800	46,712	46,364	51,542
Net income	65,933	41,515	25,649	28,290	30,472
PER SHARE DATA
Basic net income	$1.41	$0.90	$0.56	$0.63	$0.68
Diluted net income	1.38	0.88	0.55	0.62	0.67
Cash dividends	0.48	0.48	0.48	0.48	0.48
BALANCE SHEET DATA
Total assets(1)	$1,759,426	$1,310,210	$1,223,336	$942,503	$706,025
Deferred revenue, including current portion	280,099	250,940	237,335	221,274	190,574
Total debt, including current portion(1)	438,224	342,393	408,087	279,891	152,323
Total long-term liabilities(1)	476,520	382,549	446,450	335,583	187,799

(1)
As previously disclosed, on January 1, 2016, we adopted ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, on a retrospective basis. Accordingly, we retrospectively adjusted other non-current assets and debt, net of current portion, which had the effect of reducing each of those respective line items in our consolidated balance sheets as of December 31, 2015, 2014, and 2013 by approximately $0.5 million, $0.7 million, and $0.6 million, respectively.

28	2017 Form 10-K

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, healthcare institutions and individual change agents—we connect and empower organizations and individuals to increase their impact through software, services, expertise, and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing, and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada and the United Kingdom. As of December 31, 2017, we had over 40,000 customers.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud-based and hosted environments; (ii) providing transaction and payment processing services; (iii) providing professional services including implementation, training, consulting, analytic, and other services; and (iv); providing software maintenance and support services.
During 2017, we continued to execute on our four-point growth strategy targeted to drive an extended period of solution and service innovation, quality enhancement, increasing operating efficiency and financial performance:
Four-Point Growth Strategy

1.	Integrated and Open Solutions in the Cloud
We will continue to transition our business to predominantly serve customers through a subscription-based cloud delivery model, enabling lower cost of entry, greater scalability and lower total cost of ownership to our customers. There is a concerted effort underway to optimize our portfolio of solutions and integrate powerful capabilities — such as built-in data, analytics, payment processing and tailored user-specific experiences — to bring even greater value and performance to our customers.
During 2017, we introduced SKY AI™ and SKY Analytics™, the intelligence engine behind the growing number of insights integrated into Blackbaud cloud software solutions, powered by artificial intelligence including machine learning, cognitive technology, predictive analytics and other advanced technologies. With SKY AI and SKY Analytics, we are enabling data-driven decisions by pairing one of the industry's largest data sets with an advanced set of integrated AI capabilities, ultimately having greater impact on our customers and their missions. For example, Affluence Insight, a new donor management segmentation tool enables the identification of annual, mid-level and major gift prospects. It offers the ability to use AI-powered analytics to identify high-value donor prospects and predict a prospect's likelihood to give. These embedded intelligence capabilities are one outcome of Blackbaud's Intelligence for Good™ approach — combining AI, Analytics and big data and expertise to drive insight for our customers across our solution portfolio.
We also made several portfolio announcements during 2017, ranging from solution integrations, to new capabilities for existing solutions, to new solution introductions.

2017 Form 10-K	29

Blackbaud, Inc.

2.	Drive Sales Effectiveness
We are making investments to increase the effectiveness of our sales organization, with a focus on enabling our expanding sales teams with the talent, processes and tools to accelerate our revenue growth and improve effectiveness. In 2017, we created a new Senior Vice President of Global Sales position to lead sales effectiveness across the organization. We continued to make investments in our sales, marketing and customer success organizations and improved our market coverage by deploying these resources into key markets, while bifurcating sales to focus on either finding new customers or cultivating existing customers. In addition, we are continuing to optimize our go-to-market sales strategies such as offering solutions and services tailored to the needs of customers operating within vertical markets including K-12 private schools, foundations, higher education and healthcare institutions, among others. Our sales teams are now fully running and managed on a common sales operating model. This includes common procedures, training, key operating metrics, compensation plans and reporting, which is driving increased productivity.

3.	Expand TAM into Near Adjacencies with Acquisitions and Product Investments
We will continue to evaluate compelling opportunities to acquire companies and acquire or build technologies and services. We will be guided by our acquisition criteria for considering attractive assets that expand our total addressable market ("TAM"), provide entry into new and near adjacencies, accelerate our shift to the cloud, accelerate revenue growth, are accretive to margins and present synergistic opportunities.
In 2017, we launched Blackbaud Labs as a means to incubate new ideas and foster our strong culture of innovation and creativity, with the sole focus of bringing new capabilities to market organically. We also announced the promotion of our new Senior Vice President of Corporate Strategy and Business Development, who led the effort for many of our acquisitions, including our 2017 acquisitions, AcademicWorks and JustGiving.
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
JustGiving is the United Kingdom-based online fundraising services provider, whose online social giving platform has played a powerful role in the growth of peer-to-peer fundraising. The acquisition enhances our capability to serve both individual donors and nonprofits, expanding the peer-to-peer fundraising capabilities we currently offer today through TeamRaiser and everydayhero, which are used by leading nonprofit organizations to connect their causes to the individuals who support them. JustGiving also adds personal crowdfunding to our portfolio, which is an offering we did not previously provide and a fast-growing segment of charitable giving.
Additional details regarding our acquisitions of AcademicWorks and JustGiving are provided in Note 3 to our consolidated financial statements in this report. Both AcademicWorks and JustGiving meet the acquisition criteria discussed above. We remain active in the evaluation of acquisition opportunities to broaden our portfolio, provide better integrated solutions for our customers, differentiate ourselves from the competition and improve our financial performance.

4.	Improve Operating Efficiency
We have largely completed the installations of best-in-breed back-office solutions that consolidate and standardize our business operations utilizing scalable tools and systems. Our focus is now shifting towards optimizing those systems, as well as operational excellence and quality initiatives focused on streamlining processes to gain efficiency and scalability. Our organizational model, which we have evolved over the last few years, is largely complete and allows us to gain efficiency and consistency in how we execute. We have centralized our operations, including marketing, sustained engineering, product management, finance, customer support, customer success and professional services, which allows us to better manage the entire customer experience.
During 2017, in an effort to improve operating efficiency and further our organizational objectives, we also initiated a plan to relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers.

30	2017 Form 10-K

Blackbaud, Inc.

Total revenue
	Years ended December 31,
(dollars in millions)	2017	Change	2016
Total revenue	$788.3	7.9%	$730.8
Total revenue increased by $57.5 million during 2017, which was primarily driven by growth in subscriptions revenue as our business model continues to shift towards providing predominantly cloud-based subscription solutions. Subscriptions revenue also grew as a result of increases in the number of customers and the volume of transactions for which we process payments. Services and other revenue, as well as maintenance revenue, declined during 2017 from our continued shift in focus towards selling cloud-based subscription solutions. In general, our NXT and other cloud-based solutions require less implementation services, which we expect to continue to negatively impact services and other revenue over time. In addition, we have also used promotions and discounts for our consulting services as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based subscriptions. In the near-term, the transition to subscription-based solutions negatively impacts total revenue growth, as time-based license revenue from subscription arrangements is deferred and recognized ratably over the subscription period, typically three years at contract inception, whereas on-premises license revenue from arrangements that include perpetual licenses is recognized up-front.

Income from operations
	Years ended December 31,
(dollars in millions)	2017	Change	2016
Income from operations	$64.0	3.6%	$61.8
Income from operations increased by $2.2 million during 2017, when compared to 2016. The positive impact of growth in total revenue driven by subscriptions was partially offset by investments we are making in our sales organization and customer success program and, to a lesser extent, increases in stock-based compensation of $8.0 million, rent expense of $4.4 million and employee severance costs of $2.4 million. A net increase of $5.2 million in acquisition-related expenses and integration costs also negatively impacted income from operations. The increase in stock-based compensation expense was primarily driven by an increase in the grant date fair value of our annual equity awards granted to employees during 2017, when compared to the grant date fair value of the awards granted during 2016. The increase in rent expense was primarily driven by the end in the fourth quarter of 2016 of the South Carolina state incentive payments we received as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts were recorded as a reduction of rent expense upon receipt. Also contributing to the increase in rent expense were new operating leases for equipment that we have historically purchased.
Customer retention
Subscription contracts are typically for a term of three years at contract inception with one to three-year renewals thereafter. Over time, we anticipate a decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud-based subscription delivery model. We also anticipate an increase in subscription contract renewals as we continue focusing on innovation, quality and the integration of our subscription solutions which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines subscription and maintenance customer contracts provides a better representation of our customers' overall behavior. During 2017 and 2016, approximately 93% of our customers with recurring subscription or maintenance contracts were retained. As discussed above, we are investing in our customer success program, which we believe will drive increased customer retention over the long-term.

2017 Form 10-K	31

Blackbaud, Inc.

Balance sheet and cash flow
At December 31, 2017, our cash and cash equivalents were $29.8 million and the carrying amount of our debt under the 2017 Credit Facility was $437.1 million. Our net leverage ratio was 2.13 to 1.00.
During 2017, we generated $176.3 million in cash flow from operations, had net cash outlays of $146.8 million for the acquisitions of AcademicWorks and JustGiving, returned $23.1 million to stockholders by way of dividends and had cash outlays of $38.6 million for purchases of property and equipment and capitalized software development costs.

Results of Operations
Change in Reportable Segments
Prior to the fourth quarter of 2017, we operated in three business segments: (i) GMG (ii) EMG and (iii) IMG. As discussed above, we have centralized our business operations over the last few years to allow us to gain productivity, efficiency and scalability. Areas of our operations we have centralized, include, but are not limited to, marketing, finance, sales excellence, human resources, corporate IT, legal and contracting, real estate and facilities, research and development, customer support, customer success, product management, professional services and training services. With our organizational model now largely complete, we made changes to our internal reporting structure in the fourth quarter of 2017 to better support and assess the operations of our business going forward. As a result, we now have one operating and reportable segment. See Note 2 of our consolidated financial statements in this report for additional information.
Comparison of 2017 to 2016 and 2016 to 2015
During 2017, 2016 and 2015, we acquired companies that provided us with strategic opportunities to expand our TAM and share of the philanthropic giving market through the integration of complementary solutions and services to serve the changing needs of our customers. The following are the companies we acquired and their respective acquisition dates:

•	Giving Limited ("JustGiving") – October 2, 2017;

•	AcademicWorks, Inc. ("AcademicWorks") – April 3, 2017;

•	Good+Geek, Inc., ("Attentive.ly") – July 11, 2016; and

•	Smart, LLC ("Smart Tuition") – October 2, 2015.
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition. We determined that the JustGiving, AcademicWorks and Attentive.ly acquisitions were not material business combinations; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented. Because we have integrated the operations of Smart Tuition into ours, it is impracticable to determine amounts of revenue and operating costs attributable solely to this acquired company for 2017 and 2016. See Note 3 to our consolidated financial statements in this report for a summary of these acquisitions.

32	2017 Form 10-K

Blackbaud, Inc.

Operating results

Subscriptions
	Years ended December 31,
(dollars in millions)	2017	Change	2016	Change	2015
Subscriptions revenue(1)	$522.9	21.9%	$429.0	29.3%	$331.8
Cost of subscriptions	242.7	13.5%	213.9	27.8%	167.3
Subscriptions gross profit(2)	$280.1	30.2%	$215.1	30.8%	$164.4
Subscriptions gross margin	53.6%		50.1%		49.6%

(1)
Included in subscriptions revenue for 2016 was $39.3 million attributable to the inclusion of Smart Tuition. Included in subscriptions revenue for 2015 was $8.3 million attributable to the inclusion of Smart Tuition.

(2)	The individual amounts for each year may not sum to subscriptions gross profit due to rounding.
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
We continue to experience growth in sales of our cloud-based solutions and hosting services as we meet the demand of our customers that increasingly prefer cloud-based subscription offerings, including existing customers that are migrating from on-premises solutions to our cloud-based solutions. In addition, we have experienced growth in our payment processing services from the continued shift to online giving, further integration of these services to our existing solution portfolio and the sale of these services to new and existing customers. Recurring subscription contracts are typically for a term of three years at contract inception with one to three-year renewals thereafter. We intend to continue focusing on innovation, quality and integration of our subscription solutions, which we believe will drive subscriptions revenue growth.
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
2017 vs. 2016
The increase in subscriptions revenue during 2017 when compared 2016, was primarily due to strong demand across our cloud-based solution portfolio and, to a much lesser extent, increases in the number of customers and the volume of transactions for which we process payments.
The increase in cost of subscriptions during 2017, when compared to 2016, was driven primarily by increases in transaction-based costs related to our payments services of $19.0 million, costs of third-party technology embedded in certain of our subscription solutions of $7.4 million and amortization of software development costs of $4.3 million. The increase in amortization of software development costs was primarily due to investments made on innovation, quality and the integration of our cloud-based solutions.
The increase in subscriptions gross margin when comparing 2017 to 2016 was primarily the result of the positive economics of shifting customers to our next generation cloud-based solutions as growth in subscriptions revenue outpaced the growth in related costs.
2016 vs. 2015
Excluding the incremental subscriptions revenue from Smart Tuition as discussed above, subscriptions revenue increased by $66.2 million during 2016 when compared 2015. The increase was primarily due to strong demand across our cloud-based solution portfolio and, to a lesser extent, increases in the number of customers and the volume of transactions for which we process payments.

2017 Form 10-K	33

Blackbaud, Inc.

The increase in cost of subscriptions during 2016, when compared to 2015, was slightly lower than the increase in revenue. The increase in cost of subscriptions was driven primarily by increases in transaction-based costs related to our payments services and those of Smart Tuition of $21.8 million, amortization of intangible assets from business combinations of $8.2 million, third-party contractor expenses $4.4 million, costs of third-party technology embedded in certain of our subscription solutions of $4.4 million and increases in amortization of software development costs of $3.0 million. The increase in amortization of intangible assets from business combinations was primarily due the incremental amortization of intangible assets arising from the acquisition of Smart Tuition in October 2015. The increases in third-party contract costs and amortization of software development costs were from investments made on innovation, quality and the integration of our cloud-based solutions.
The increase in subscriptions gross margin when comparing 2016 to 2015 was primarily the result of disciplined management of headcount and compensation costs as the growth in subscriptions revenue outpaced the growth in related costs.

34	2017 Form 10-K

Blackbaud, Inc.

Maintenance
	Years ended December 31,
(dollars in millions)	2017	Change	2016	Change	2015
Maintenance revenue	$128.2	(12.8)%	$146.9	(4.5)%	$153.8
Cost of maintenance	23.0	4.0%	22.1	(18.4)%	27.1
Maintenance gross profit(1)	$105.2	(15.7)%	$124.9	(1.5)%	$126.7
Maintenance gross margin	82.1%		85.0%		82.4%

(1)	The individual amounts for each year may not sum to maintenance gross profit due to rounding.
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
2017 vs. 2016
The decrease in maintenance revenue during 2017, when compared to 2016, was primarily comprised of (i) reductions in maintenance from contracts that were migrated to a cloud-based subscription or not renewed and reductions in contracts with existing customers of $30.3 million; partially offset by (ii) incremental maintenance from new customers associated with new license contracts and increases in contracts with existing customers of $10.7 million; and (iii) incremental maintenance from contractual inflationary rate adjustments of $0.9 million.
Cost of maintenance increased during 2017, when compared to 2016, primarily as a result of an increase in compensation costs of $1.0 million, driven by a refinement in the method in which we allocate customer support costs between cost of maintenance and cost of subscriptions.
Maintenance gross margin decreased during 2017, when compared to 2016, primarily due to the increase in maintenance customer support costs combined with the decline in maintenance revenue as discussed above.
2016 vs. 2015
The decrease in maintenance revenue during 2016, when compared to 2015, was primarily related to a reduction in maintenance contracts associated with our on-premises Raiser's Edge and Financial Edge solutions as customers migrated to our cloud-based NXT solutions, partially offset by increases in maintenance contracts associated with Blackbaud Enterprise CRM.
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
Cost of maintenance decreased during 2016, when compared to 2015, primarily as a result of a decrease in compensation costs of $4.9 million, from a shift in support headcount from maintenance towards sales, marketing and customer success expense, and a shift in the volume of customer support requests from maintenance towards subscriptions. Also contributing to the decrease in compensation costs was an improvement in the efficiency of our customer support center.
Maintenance gross margin increased during 2016, when compared to 2015, primarily due to the shift in compensation costs from maintenance as discussed above, as well as the improvement in the efficiency of our customer support center.

2017 Form 10-K	35

Blackbaud, Inc.

Services and other
	Years ended December 31,
(dollars in millions)	2017	Change	2016	Change	2015
Services and other revenue	$137.3	(11.4)%	$154.9	1.6%	$152.4
Cost of services revenue and other	96.2	(6.8)%	103.2	(6.3)%	110.2
Services and other gross profit(1)	$41.1	(20.4)%	$51.6	22.5%	$42.2
Services and other gross margin	29.9%		33.3%		27.7%

(1)	The individual amounts for each year may not sum to subscriptions gross profit due to rounding.
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
2017 vs. 2016
Services and other revenue decreased during 2017, when compared to 2016, primarily due to a $14.4 million decrease in consulting revenue and, to a much lesser extent, declines in license fees revenue and analytics revenue. We expected the ongoing shift in our go-to-market strategy towards cloud-based subscription offerings, which, in general, require less implementation services and little to no customization services to negatively impact services and other revenue. We have also used promotions and discounts for our consulting services as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based subscriptions. The maturation of our Blackbaud Enterprise CRM solution is lessening the extent of implementation services required for that solution. In addition, we are increasingly selling our Blackbaud CRM solution as a subscription offering, which has resulted in less license fees revenue. We expect that the ongoing shift in our go-to-market strategy, as discussed above, will continue to negatively impact services and other revenue in the near-term, but the impact is expected to be more modest.
The decrease in cost of services and other during 2017, when compared to 2016, was primarily due to a decrease in compensation costs of $3.7 million, which is in line with the ongoing shift in our go-to-market strategy as discussed above.
Services and other gross margin decreased during 2017, when compared to 2016, primarily due to the declines in consulting, license fees and analytics revenue coupled with the more modest reductions in costs of services and other.
2016 vs. 2015
Services and other revenue increased modestly during 2016, when compared to 2015, primarily due to increases in deliveries of consulting and training services related to our cloud-based solutions, as well as a reduction in non-billable implementation service hours. The growth in services revenue was partially offset by a decrease in license fees revenue primarily due to the continued transition of our solution portfolio away from a perpetual license-based model.
The decrease in cost of services and other during 2016, when compared to 2015, was primarily due to a decrease in compensation costs of $4.2 million, related to utilization improvements and a reduction in non-billable implementation service hours for our Blackbaud Enterprise CRM solution.

36	2017 Form 10-K

Blackbaud, Inc.

Services gross margin increased during 2016, when compared to 2015, primarily due to increased consulting and training revenue coupled with improvements in the utilization of consulting services personnel and a reduction in non-billable implementation hours.
Operating expenses

Sales, marketing and customer success
	Years ended December 31,
(dollars in millions)	2017	Change	2016	Change	2015
Sales, marketing and customer success expense	$173.5	11.4%	$155.8	26.0%	$123.6
% of total revenue	22.0%		21.3%		19.4%
Sales, marketing and customer success expense includes compensation costs, variable sales commissions, travel-related expenses, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.
2017 vs. 2016
We continue to make investments to drive sales effectiveness, which is a component of our four-point growth strategy to accelerate revenue growth. We also continue investing in our customer success organization to drive customer loyalty, retention and referrals. The increases in sales, marketing and customer success expense in dollars and as a percentage of total revenue during 2017, when compared to 2016, was primarily due to an increase in compensation costs of $12.8 million. Also contributing to the increase in sales, marketing and customer success expense was an increase in commissions expense of $2.0 million. Compensation costs increased primarily due to incremental headcount associated with the increase in direct sales, marketing, and customer success efforts of our growing operations. The increase in commissions expense was primarily driven by an increase in commissionable sales.
2016 vs. 2015
The increases in sales, marketing and customer success expense in dollars and as a percentage of total revenue during 2016, when compared to 2015, was primarily due to increases in compensation costs of $21.5 million and commissions expense of $5.6 million. Compensation costs increased primarily due to incremental headcount to support the increase in direct sales, marketing, and customer success efforts of our growing operations. The expansion of our customer success program is targeted to ensure our customers are fully realizing the value of our solutions, which we believe will drive customer loyalty and retention and will also result in increased customer referrals. The increases in commission expense were primarily driven by increases in commissionable revenue during 2016 when compared to 2015. The inclusion of Smart Tuition for the full year in 2016 also contributed to the increases in compensation costs and commissions expense.

2017 Form 10-K	37

Blackbaud, Inc.

Research and development
	Years ended December 31,
(dollars in millions)	2017	Change	2016	Change	2015
Research and development expense(1)	$89.9	—%	$89.9	6.2%	$84.6
% of total revenue	11.4%		12.3%		13.3%

(1)
Not included in research and development expense for 2017, 2016 and 2015 were $28.0 million, $26.2 million, and $15.5 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those related to development of our next generation cloud-based solutions, as well as development costs associated with acquired companies. Qualifying capitalized software development costs associated with our cloud-based solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years.

Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to researching and developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.
2017 vs. 2016
We continue to make investments to deliver integrated and open solutions in the cloud, which is a component of our four-point growth strategy to accelerate revenue growth. Research and development expense remained unchanged during 2017, when compared to 2016. During 2017, an increase in compensation costs of $1.3 million associated with our addition of specialized engineering resources to help drive our solution development efforts was offset primarily by an increase in the amount of software development costs that were capitalized of $1.9 million. As discussed above, the increases in the amounts capitalized were a result of incurring more qualifying costs associated with development activities that are required to be capitalized under the internal-use software guidance. We expect that the amount of software development costs capitalized will continue to increase modestly in the near-term as we make investments in innovation, quality and the integration of our solutions, which we believe will drive long-term revenue growth.
Research and development expense decreased as a percentage of total revenue during 2017, when compared to 2016, primarily due to productivity gains, which have allowed us to scale our business. The increases in the amounts of software development costs capitalized as discussed above also contributed to the decreases in research and development expense as a percentage of total revenue.
2016 vs. 2015
The increase in research and development expense during 2016, when compared to 2015, was primarily due to an increase in compensation costs of $13.0 million. We have added engineering headcount to drive our solution development efforts, and the inclusion of Smart Tuition added to the increases in compensation costs. Also contributing to the increase in research and development expense during 2016 was an increase in third-party contractor expenses of $1.8 million, to assist in our solution development efforts. Partially offsetting these increases during 2016 was an increase of $10.7 million in the amount of software development costs that were capitalized. As discussed above, the increase in the amount capitalized was a result of incurring more qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance.
Research and development expense decreased as a percentage of total revenue during 2016, when compared to 2015, primarily due to the increase in the amount of software development costs capitalized as discussed above.

38	2017 Form 10-K

Blackbaud, Inc.

General and administrative
	Years ended December 31,
(dollars in millions)	2017	Change	2016	Change	2015
General and administrative expense	$94.9	16.6%	$81.3	6.9%	$76.1
% of total revenue	12.0%		11.1%		11.9%
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, data security costs, allocated depreciation, facilities and IT support costs, acquisition-related expense and other administrative expenses.
2017 vs. 2016
The increase in general and administrative expense during 2017, when compared to 2016, was primarily due to increases in rent expense of $4.4 million and employee severance costs of $2.4 million. A net increase in acquisition-related expenses and integration costs of $5.2 million during 2017 also drove up general and administrative expense. The increase in rent expense was primarily driven by the end in the fourth quarter of 2016 of the South Carolina state incentive payments we received as a result of locating our headquarters facility in Berkeley County, South Carolina. These amounts were recorded as a reduction of rent expense upon receipt. Also contributing to the increase in rent expense were new operating leases for equipment that we have historically purchased.
General and administrative expense as a percentage of total revenue increased during 2017, when compared to 2016, primarily due to the incremental acquisition-related costs and rent expense discussed above.
2016 vs. 2015
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
General and administrative expense decreased as a percentage of total revenue during 2016, when compared to the same periods in 2015, primarily due our successful integration of Smart Tuition as well as progress against our operating efficiency initiative, which allowed us to improve resource effectiveness and maintain tight control over discretionary spending.
Restructuring
During 2017, in an effort to improve operating efficiency and further our organizational objectives, we initiated a plan to relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers. We are currently evaluating the total before-tax restructuring costs we expect to incur as a result of this plan through 2019. Restructuring costs expected to be incurred consist primarily of costs to terminate existing lease agreements. For the year ended December 31, 2017, we incurred restructuring costs of $0.8 million related to the termination of our lease for office space in Emeryville, CA. For additional details about our restructuring activity, see Note 20 of our consolidated financial statements in this report.

2017 Form 10-K	39

Blackbaud, Inc.

Interest expense
	Years ended December 31,
(dollars in millions)	2017	Change	2016	Change	2015
Interest expense	$12.1	14.3%	$10.6	31.1%	$8.1
% of total revenue	1.5%		1.4%		1.3%
2017 vs. 2016
Interest expense increased during 2017, when compared to 2016, primarily due to the required immediate expense recognition for certain debt issuance costs when we refinanced our credit facility in June 2017. Also contributing to the increase in interest expense during 2017 were modest increases in our weighted average effective interest rates, driven by an increasing interest rate environment during 2017. In the near term, we expect interest expense as well as interest expense as a percentage of revenue to increase as a result of our acquisition of JustGiving.
2016 vs. 2015
Interest expense increased during 2016, when compared to 2015, primarily as a result of an increase in our average daily borrowings related to our acquisition of Smart Tuition in October 2015.
Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	December 31, 2017	Change	December 31, 2016
Subscriptions	Over the period billed in advance, generally one year	$185.0	28.0%	$144.6
Maintenance	Over the period billed in advance, generally one year	63.2	(17.7)%	76.8
Services and other	As services are delivered	31.8	7.7%	29.5
Total deferred revenue(1)		280.1	11.6%	250.9
Less: Long-term portion		3.6	(43.4)%	6.4
Current portion(1)		$276.5	13.1%	$244.5

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. We generally invoice our subscription and maintenance customers in annual cycles 30 days prior to the end of the contract term. Deferred revenue attributable to subscriptions increased during 2017, when compared to 2016, primarily due to an increase in subscription sales. The decrease in deferred revenue attributable to maintenance during 2017 was primarily due to the continuing shift in our go-to-market strategy towards cloud-based subscription offerings which do not require maintenance contracts.
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

40	2017 Form 10-K

Blackbaud, Inc.

Income tax provision
Our income tax provision and effective income tax rates, including the effects of period-specific events, were:

	Years ended December 31,
(dollars in millions)	2017	2016	2015
Income tax (benefit) provision	$(11.7)	$9.4	$11.3
Effective income tax rate	(21.7)%	18.5%	30.6%
Our effective income tax rate may fluctuate quarterly as a result of factors, including changes in tax law in jurisdictions where we conduct business, transactions entered into, changes in the geographic distribution of our earnings or losses, and our assessment of certain tax contingencies and valuation allowances.
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
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the United Kingdom, Australia, and Ireland. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2014 through 2017, as well as state and foreign income tax examinations for various years depending on statute of limitations of those jurisdictions.
We have taken federal and state tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2017 was $1.6 million.
We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
2017 vs. 2016
The decrease in our effective income tax rate during 2017 when compared to 2016 was primarily due to the effect of U.S. tax reform legislation signed into law on December 22, 2017 (see Note 12 of our consolidated financial statements in this report for additional details). The $20.0 million discrete tax benefit to expense is attributable to the revaluation of the ending U.S. deferred tax assets and liabilities resulting from the reduced U.S. corporate federal income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017.
The decrease in our effective income tax rate during 2017 when compared to 2016 was also attributable to a $12.5 million discrete tax benefit to expense relating to stock-based compensation items, as compared to a $7.7 million discrete tax benefit in 2016. The increase in the discrete tax benefit in 2017 relating to stock-based compensation was attributable to an increase in the market price for shares of our common stock, as reported by the Nasdaq Stock Market LLC ("Nasdaq"), as well as an increase in the number of stock awards that vested and were exercised. Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter.
In 2018, we expect that the reduced U.S. corporate federal income tax rate as well as our stock-based compensation will continue to provide significant tax benefits to our effective income tax rate.
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $4.6 million and $2.4 million at December 31, 2017 and December 31, 2016, respectively.
2016 vs. 2015
The decrease in our effective income tax rate during 2016 when compared to 2015 was primarily due to a $7.7 million benefit to expense from the early adoption of ASU 2016-09 relating to stock-based compensation. Under ASU 2016-09, tax benefits in excess of compensation costs (windfalls) generated upon the exercise or settlement of stock awards are no

2017 Form 10-K	41

Blackbaud, Inc.

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

	Years ended December 31,
(dollars in millions)	2017	Change	2016	Change	2015
GAAP Revenue	$788.3	7.9%	$730.8	14.6%	$637.9
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	2.5	(31.4)%	3.6	(61.2)%	9.4
Non-GAAP revenue(1)	$790.8	7.7%	$734.5	13.5%	$647.3

GAAP gross profit	$426.4	8.9%	$391.6	17.5%	$333.3
GAAP gross margin	54.1%		53.6%		52.2%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	2.5	(31.4)%	3.6	(61.2)%	9.4
Add: Stock-based compensation expense	3.5	5.2%	3.3	(5.6)%	3.5
Add: Amortization of intangibles from business combinations	40.1	1.4%	39.6	31.9%	30.0
Add: Employee severance	1.0	160.2%	0.4	(74.4)%	1.5
Add: Acquisition-related integration costs	0.1	100.0%	—	—%	—
Subtotal(1)	47.1	0.6%	46.9	5.7%	44.3
Non-GAAP gross profit(1)	$473.5	8.0%	$438.5	16.1%	$377.7
Non-GAAP gross margin	59.9%		59.7%		58.3%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

42	2017 Form 10-K

Blackbaud, Inc.

	Years ended December 31,
(dollars in millions, except per share amounts)	2017	Change	2016	Change	2015
GAAP income from operations	$64.0	3.6%	$61.8	32.3%	$46.7
GAAP operating margin	8.1%		8.5%		7.3%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	2.5	(31.4)%	3.6	(61.2)%	9.4
Add: Stock-based compensation expense	40.6	24.5%	32.6	29.3%	25.2
Add: Amortization of intangibles from business combinations	43.4	2.3%	42.4	31.6%	32.2
Add: Employee severance	4.3	117.8%	2.0	(37.1)%	3.2
Add: Impairment of capitalized software development costs	—	—%	—	(100.0)%	0.2
Add: Acquisition-related integration costs	1.0	(31.9)%	1.4	30.1%	1.1
Add: Acquisition-related expenses	5.9	1,864.8%	0.3	(92.3)%	3.9
Add: Restructuring costs	0.8	100.0%	—	—%	—
Subtotal(1)	98.5	19.6%	82.4	9.5%	75.2
Non-GAAP income from operations(1)	$162.5	12.7%	$144.2	18.2%	$122.0
Non-GAAP operating margin	20.6%		19.6%		18.8%

GAAP income before provision for income taxes	$54.2	6.4%	$50.9	37.8%	$37.0
GAAP net income	$65.9	58.8%	$41.5	61.9%	$25.6
Shares used in computing GAAP diluted earnings per share	47,775,702	1.0%	47,316,538	1.8%	46,498,704
GAAP diluted earnings per share	$1.38	56.8%	$0.88	60.0%	$0.55
Non-GAAP adjustments:
Add: GAAP income tax (benefit) provision	(11.7)	(224.7)%	9.4	(16.7)%	11.3
Add: Total Non-GAAP adjustments affecting loss from operations	98.5	19.6%	82.4	9.5%	75.2
Add: Loss on sale of business	—	—%	—	(100.0)%	2.0
Less: Gain on derivative instrument	(0.5)	100.0%	—	—%	—
Add: Loss on debt extinguishment	0.3	100.0%	—	—%	—
Non-GAAP income before provision for income taxes	152.5	14.4%	133.3	16.8%	114.2
Assumed non-GAAP income tax provision(2)	48.8	14.4%	42.7	(4.2)%	44.5
Non-GAAP net income(1)	$103.7	14.4%	$90.7	30.2%	$69.6

Shares used in computing Non-GAAP diluted earnings per share	47,775,702	1.0%	47,316,538	1.8%	46,498,704
Non-GAAP diluted earnings per share	$2.17	13.0%	$1.92	28.0%	$1.50

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.

(2)
For the years ended December 31, 2017 and 2016, we applied a non-GAAP effective tax rate of 32.0% in our determination of non-GAAP net income. For year ended December 31, 2015, non-GAAP net income was calculated under our historical non-GAAP effective tax rate of 39.0%.

2017 Form 10-K	43

Blackbaud, Inc.

Beginning in 2018, we intend to update the non-GAAP tax rate we apply when calculating non-GAAP net income and non-GAAP diluted earnings per share in future periods. Since the first quarter of 2016, for the purposes of determining non-GAAP net income, we have utilized a non-GAAP tax rate of 32.0% in our calculation of the tax impact related to non-GAAP adjustments. We intend to adjust this rate to 20.0% to better reflect our periodic effective tax rate calculated in accordance with GAAP and our current expectations related to the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017 and, among other items, reduces the federal tax rate for corporations from 35.0% to 21.0% beginning in 2018. The non-GAAP tax rate utilized in future periods will be reviewed annually to determine whether it remains appropriate in consideration of our financial results including our periodic effective tax rate calculated in accordance with GAAP, our operating environment and related tax legislation in effect and other factors deemed necessary. All measures of the tax impact related to non-GAAP net income and non-GAAP diluted earnings per share included above are calculated under our historical methodologies.
2017 vs. 2016
The increases in non-GAAP income from operations and non-GAAP operating margin during 2017 when compared to 2016, were primarily due to growth in subscriptions revenue, partially offset by investments we are making in our sales organization and customer success program, and, to a lesser extent, an increase in rent expense as discussed above.
2016 vs. 2015
The increases in non-GAAP income from operations and non-GAAP operating margin during 2016 when compared to 2015, were primarily due to growth in subscriptions revenue, improvements in the utilization of consulting services personnel and a reduction in non-billable implementation service hours, partially offset by increases in transaction-based costs related to our payments services, compensation costs and investments we made in our sales organization and customer success program, as discussed above. The inclusion of Smart Tuition for the full year in 2016 contributed to the increase in subscriptions revenue as well as the increases in costs related to our payment services and compensation costs.

Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.

	Years ended December 31,
(dollars in millions)	2017	Change	2016	Change	2015
GAAP net cash provided by operating activities	$176.3	14.8%	$153.6	18.9%	$129.2
Less: purchase of property and equipment	(10.2)	(42.3)%	(17.7)	(5.0)%	(18.6)
Less: capitalized software development costs	(28.3)	7.5%	(26.4)	70.3%	(15.5)
Non-GAAP free cash flow	$137.7	25.7%	$109.6	15.2%	$95.1

44	2017 Form 10-K

Blackbaud, Inc.

Non-GAAP organic revenue growth
In addition, we use non-GAAP organic revenue growth and non-GAAP organic revenue growth on a constant currency basis, non-GAAP organic subscriptions revenue growth and non-GAAP organic recurring revenue growth, in analyzing our operating performance. We believe that these non-GAAP measures are useful to investors, as a supplement to GAAP measures, for evaluating the periodic growth of our business on a consistent basis. Each of these measures of non-GAAP organic revenue growth excludes incremental acquisition-related revenue attributable to companies acquired in the current fiscal year. For companies, if any, acquired in the immediately preceding fiscal year, each of these non-GAAP organic revenue growth measures reflects presentation of full year incremental non-GAAP revenue derived from such companies as if they were combined throughout the prior period, and they include the non-GAAP revenue attributable to those companies, as if there were no acquisition-related write-downs of acquired deferred revenue to fair value as required by GAAP. In addition, each of these non-GAAP organic revenue growth measures excludes prior period revenue associated with divested businesses. The exclusion of the prior period revenue is to present the results of the divested businesses within the results of the combined company for the same period of time in both the prior and current periods. We believe this presentation provides a more comparable representation of its current business’ organic revenue growth and revenue run-rate.
2017

	Years ended December 31,
(dollars in millions)	2017	Change	2016
GAAP revenue	$788.3	7.9%	$730.8
Add: Non-GAAP acquisition-related revenue (1)	(13.9)		3.6
Total Non-GAAP adjustments	(13.9)		3.6
Non-GAAP revenue (2)	$774.4	5.4%	$734.5
Foreign currency impact on Non-GAAP revenue (3)	—		—
Non-GAAP revenue on constant currency basis (3)	$774.4	5.4%	$734.5

GAAP subscriptions revenue	$522.9	21.9%	$429.0
(Less) Add: Non-GAAP acquisition-related revenue (1)	(13.1)		3.5
Total Non-GAAP adjustments	(13.1)		3.5
Non-GAAP subscriptions revenue	$509.7	17.9%	$432.5

GAAP subscriptions revenue	$522.9		$429.0
GAAP maintenance revenue	128.2		146.9
GAAP recurring revenue	$651.0	13.0%	$575.9
Add: Non-GAAP acquisition-related revenue (1)	(13.1)		3.6
Total Non-GAAP adjustments	(13.1)		3.6
Non-GAAP recurring revenue	$637.9	10.1%	$579.6

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

2017 Form 10-K	45

Blackbaud, Inc.

2016

	Years ended December 31,
(dollars in millions)	2016	Change	2015
GAAP revenue	$730.8	14.6%	$637.9
Add: Non-GAAP acquisition-related revenue (1)	3.6		35.5
Less: Revenue from divested businesses (2)	—		(0.6)
Total Non-GAAP adjustments	3.6		34.9
Non-GAAP revenue (3)	$734.5	9.2%	$672.8
Foreign currency impact on Non-GAAP revenue (4)	4.2		—
Non-GAAP revenue on constant currency basis (4)	$738.6	9.8%	$672.8

GAAP subscriptions revenue	$429.0	29.3%	$331.8
(Less) Add: Non-GAAP acquisition-related revenue (1)	3.5		31.2
Less: Revenue from divested businesses (2)	—		(0.2)
Total Non-GAAP adjustments	3.5		31.0
Non-GAAP subscriptions revenue	$432.5	19.2%	$362.7

GAAP subscriptions revenue	$429.0		$331.8
GAAP maintenance revenue	146.9		153.8
GAAP recurring revenue	$575.9	18.6%	$485.6
(Less) Add: Non-GAAP acquisition-related revenue (1)	3.6		34.5
Less: Revenue from divested businesses (2)	—		(0.4)
Total Non-GAAP adjustments	3.6		34.1
Non-GAAP recurring revenue	$579.6	11.5%	$519.7

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

46	2017 Form 10-K

Blackbaud, Inc.

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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	December 31, 2017	Change	December 31, 2016
Cash and cash equivalents	$29.8	76.5%	$16.9
Property and equipment, net	42.2	(16.0)%	50.3
Software development costs, net	54.1	43.9%	37.6
Total carrying value of debt	438.2	28.0%	342.4
Working capital	(181.9)	(5.6)%	(172.2)
Working capital excluding deferred revenue	94.6	30.8%	72.3
The following table presents selected financial information about our cash flows:

	Years ended December 31,
(dollars in millions)	2017	Change	2016	Change	2015
Net cash provided by operating activities	$176.3	14.8%	$153.6	18.9%	$129.2
Net cash used in investing activities	(184.9)	289.8%	(47.4)	(66.4)%	(141.4)
Net cash provided by (used in) financing activities	278.6	(3,360.5)%	(8.5)	(106.6)%	129.8
Our principal sources of liquidity are operating cash flow, funds available under the 2017 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewals of our subscription, maintenance and support arrangements and market acceptance of our solutions and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures, meet our debt obligations and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends and/or repurchase our common stock. To the extent we undertake future material acquisitions, investments or unanticipated capital expenditures, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure including through potential debt or equity issuances.
At December 31, 2017, our total cash and cash equivalents balance included approximately $17.2 million of cash that was held outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate a portion of the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating cash flow
Throughout 2017, 2016 and 2015, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, loss on sale of business, impairment of capitalized software development costs, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.

2017 Form 10-K	47

Blackbaud, Inc.

Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue.
2017 vs. 2016
Cash flow from operations associated with working capital decreased $5.0 million during 2017 when compared to 2016, primarily due to:

•	an increase in prepaid taxes during 2017 related to tax planning; partially offset by

•	a decrease in bonus payments.
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
Investing cash flow
During 2018, we expect capital expenditures to be between approximately $45.0 million and $55.0 million, which includes purchases of property and equipment and estimated cash outlays for capitalized software development costs. Refer to the commitments and contingencies subsection below for future minimum commitments related to purchase obligations.
2017 vs. 2016
Net cash used in investing activities of $184.9 million increased by $137.5 million during 2017, when compared to 2016.
During 2017, we used net cash of $146.8 million for the acquisitions of AcademicWorks and JustGiving compared to $3.4 million spent on investments in acquired companies in 2016. We used $28.3 million of cash for software development costs, which was up modestly from cash spent during 2016, as we continue to make investments in innovation, quality and the integration of our solutions cloud-based solutions.
We also spent $10.2 million of cash for purchases of property and equipment during 2017, which was down $7.5 million from cash spent in 2016. The decrease in cash outlays for property and equipment was primarily driven by a shift toward leasing certain equipment that we have historically purchased. Cash outlays for operating leases are presented in operating cash flows.
2016 vs. 2015
Net cash used in investing activities of $47.4 million decreased by $93.9 million during 2016, when compared to 2015.
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
During 2016, we used $3.9 million of cash for the acquisition of Attentive.ly and received an insignificant post-closing working capital adjustment associated with the prior year acquisition of Smart Tuition compared to $106.7 million used in 2015 for the acquisition of Smart Tuition.

48	2017 Form 10-K

Blackbaud, Inc.

Financing cash flow
2017 vs. 2016
During 2017, we had a net increase in borrowings of $95.4 million, which was used to finance our acquisition of JustGiving, compared to a net decrease in borrowings of $66.4 million in 2016. We also paid $3.1 million in financing costs as a result of refinancing our credit facility.
We paid $24.0 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during 2017 compared to $15.4 million during 2016. The amount of taxes paid by us on the behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, employee exercise decisions, as well as the market price for shares of our common stock at the time of settlement. Due to a change in the timing of our annual equity award grants, most of our equity awards now vest in our first quarter. In addition, during 2017, we paid dividends of $23.1 million, which was relatively consistent with 2016.
Cash flow from financing activities associated with changes in restricted cash due to customers increased $130.7 million during 2017 when compared to 2016.
2016 vs. 2015
During 2016, we had a net decrease in borrowings of $66.4 million and paid dividends of $22.8 million, which was relatively consistent with the amount paid in 2015.
Cash flow from financing activities associated with changes in restricted cash due to customers increased $61.7 million during 2016 when compared to 2015.
2017 Credit Facility
In June 2017, we entered into a five-year $700.0 million senior credit facility (the "2017 Credit Facility). Upon closing, we drew $300.0 million on a term loan and $110.0 million in revolving credit loans, which was used to repay all amounts outstanding under our previous credit facility and for other general corporate purposes.
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At December 31, 2017, our available borrowing capacity under the 2017 Credit Facility was $254.2 million. The 2017 Credit Facility matures in June 2022.
At December 31, 2017, the carrying amount of our debt under the 2017 Credit Facility was $437.1 million. Our average daily borrowings were $391.0 million during 2017.
Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of December 31, 2017
Net Leverage Ratio	≤ 3.50 to 1.00	2.13 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	16.08 to 1.00
Under the 2017 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2017 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2017 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At December 31, 2017, we were in compliance with our debt covenants under the 2017 Credit Facility.

2017 Form 10-K	49

Blackbaud, Inc.

Commitments and contingencies
As of December 31, 2017, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$440.3	$8.6	$15.0	$416.8	$—

Unrecorded contractual obligations:
Operating leases(2)	189.3	22.4	39.1	33.3	94.5
Interest payments on debt(3)	54.8	12.6	25.2	17.0	—
Purchase obligations(4)	66.8	29.7	37.1	—	—
Total contractual obligations	$751.2	$73.2	$116.4	$467.1	$94.5

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2017 Credit Facility and our other debt at December 31, 2017 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2017 Revolving Facility for the purposes of determining minimum commitment amounts.

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

(4)
We have contractual obligations for third-party technology used in our solutions and for other service we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us.

The term loan under the 2017 Credit Facility and our other debt require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
The total liability for uncertain tax positions as of December 31, 2017 and December 31, 2016, was $5.2 million and $3.1 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of December 31, 2017 and 2016.
In February 2018, our Board of Directors approved our annual dividend rate of $0.48 per share to be made in quarterly payments. Dividends at this annual rate would aggregate to $23.5 million assuming 49.0 million shares of common stock are outstanding, although dividends are not guaranteed and our Board of Directors may decide, in its absolute discretion, to change or suspend dividend payments at any time for any reason. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of the 2017 Credit Facility, general economic conditions and our ability to generate adequate operating cash flow.
On February 6, 2018, our Board of Directors declared a first quarter dividend of $0.12 per share payable on March 15, 2018 to stockholders of record on February 28, 2018.

Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

50	2017 Form 10-K

Blackbaud, Inc.

Foreign Currency Exchange Rates
Approximately 10% of our total revenue for 2017 was generated by operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $1.4 million and $0.5 million as of December 31, 2017 and December 31, 2016, respectively.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. During 2017, foreign translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, the impact has generally not been material to our consolidated results of operations or financial position. During 2017, the fluctuation in foreign currency exchange rates had insignificant impacts on our total revenue and income from operations. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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

2017 Form 10-K	51

Blackbaud, Inc.

Revenue Recognition
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
For example, for arrangements that have multiple elements and do not include software licenses, we must exercise judgment and use estimates in order to (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of VSOE of fair value if available, third-party evidence ("TPE") if VSOE is not available, and best estimate of selling price ("BESP") if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements based on the relative selling price method.
In addition, we exercise judgment in certain transactions when determining whether we should recognize revenue based on the gross amount billed to a customer (as a principal) or the net amount retained (as an agent). These judgments are based on the predominant weighting of factors identified in accounting guidance.
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
See Note 3 to our consolidated financial statements in this report for information regarding our business acquisitions.

52	2017 Form 10-K

Blackbaud, Inc.

Income Taxes
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

2017 Form 10-K	53

Blackbaud, Inc.

Long-lived and Intangible Assets including Goodwill
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We test goodwill for impairment at the reporting unit level annually during our fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We had one reporting unit for our fourth quarter 2017 assessment (see Note 2 to our consolidated financial statements in this report).
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. To the extent the qualitative factors indicate that the fair value is likely less than the carrying amount, we compare the fair value of the reporting unit with its carrying amount.
If more than one reporting unit is identified, we estimate fair value for each reporting unit based on projected future cash flows discounted using our weighted average cost of capital. If a single reporting unit is identified, we estimate fair value using market-based methods including the use of market capitalization and consideration of a control premium. In either case, if the carrying amount exceeds its fair value, an impairment loss is recorded for the excess.

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

When using projected future cash flows for the quantitative goodwill impairment test, a number of significant assumptions and estimates are involved in estimating the fair value of each reporting unit, including revenue growth rates, operating margins, capital spending, discount rate, and working capital changes. Additionally, we make certain judgments and assumptions in allocating assets and liabilities to determine the carrying values for each of our reporting units.

We have not made any material changes in the accounting methodology we use to assess impairment loss during the years ended December 31, 2017, 2016 and 2015, except for the use of market-based methods, including the use of market capitalization to estimate the fair value of our one reporting unit in the fourth quarter of 2017.
No impairments to our long-lived and intangible assets including goodwill occurred during the years ended December 31, 2017 and 2016.
During the year ended December 31, 2015, we recorded insignificant impairment charges against previously capitalized software development costs. The charges reduced the carrying value of those costs to zero. The impairment charges resulted from obtaining software solutions through the acquisitions of Smart Tuition in 2015 and determining that it was no longer probable that certain computer software that was being developed would be placed into service.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to assess impairment losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations.
In order to evaluate the sensitivity of any quantitative fair value calculations on our most recent goodwill impairment test, a hypothetical 10% decrease to the fair value of our one reporting unit was calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting unit as of October 1, 2017.

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

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of December 31, 2017, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2016 and December 31, 2017.

54	2017 Form 10-K

Blackbaud, Inc.

Foreign Currency Risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s discussion and analysis of financial condition and results of operations — Foreign Currency Exchange Rates” in Item 7 of this report.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BLACKBAUD, INC.

2017 Form 10-K	55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blackbaud, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Blackbaud, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, cash flow and stockholders’ equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for restricted cash in 2017 and the manner in which it accounts for stock compensation in 2016.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

56	2017 Form 10-K

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
/S/ PRICEWATERHOUSECOOPERS LLP
Raleigh, North Carolina
February 20, 2018

We have served as the Company's auditor since 2000.

2017 Form 10-K	57

Blackbaud, Inc.
Consolidated balance sheets

(dollars in thousands)	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$29,830	$16,902
Restricted cash due to customers	610,344	353,771
Accounts receivable, net of allowance of $5,141 and $3,291 at December 31, 2017 and December 31, 2016, respectively	96,293	88,932
Customer funds receivable	1,536	—
Prepaid expenses and other current assets	56,099	48,314
Total current assets	794,102	507,919
Property and equipment, net	42,243	50,269
Software development costs, net	54,098	37,582
Goodwill	530,249	438,240
Intangible assets, net	314,651	253,676
Other assets	24,083	22,524
Total assets	$1,759,426	$1,310,210
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$24,693	$23,274
Accrued expenses and other current liabilities	54,399	54,196
Due to customers	611,880	353,771
Debt, current portion	8,576	4,375
Deferred revenue, current portion	276,456	244,500
Total current liabilities	976,004	680,116
Debt, net of current portion	429,648	338,018
Deferred tax liability	37,597	29,558
Deferred revenue, net of current portion	3,643	6,440
Other liabilities	5,632	8,533
Total liabilities	1,452,524	1,062,665
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 58,551,761 and 57,672,401 shares issued at December 31, 2017 and December 31, 2016, respectively	59	58
Additional paid-in capital	351,042	310,452
Treasury stock, at cost; 10,475,794 and 10,166,801 shares at December 31, 2017 and December 31, 2016, respectively	(239,199)	(215,237)
Accumulated other comprehensive loss	(649)	(457)
Retained earnings	195,649	152,729
Total stockholders’ equity	306,902	247,545
Total liabilities and stockholders’ equity	$1,759,426	$1,310,210

The accompanying notes are an integral part of these consolidated financial statements.

58	2017 Form 10-K

Blackbaud, Inc.
Consolidated statements of comprehensive income

(dollars in thousands, except per share amounts)	Years ended December 31,
	2017	2016	2015
Revenue
Subscriptions	$522,865	$428,987	$331,759
Maintenance	128,166	146,946	153,801
Services and other	137,275	154,882	152,380
Total revenue	788,306	730,815	637,940
Cost of revenue
Cost of subscriptions	242,740	213,883	167,341
Cost of maintenance	22,973	22,094	27,066
Cost of services and other	96,191	103,243	110,224
Total cost of revenue	361,904	339,220	304,631
Gross profit	426,402	391,595	333,309
Operating expenses
Sales, marketing and customer success	173,525	155,754	123,646
Research and development	89,911	89,870	84,636
General and administrative	94,870	81,331	76,084
Amortization	3,271	2,840	2,231
Restructuring	794	—	—
Total operating expenses	362,371	329,795	286,597
Income from operations	64,031	61,800	46,712
Interest expense	(12,097)	(10,583)	(8,073)
Other income (expense), net	2,260	(291)	(1,687)
Income before provision for income taxes	54,194	50,926	36,952
Income tax (benefit) provision	(11,739)	9,411	11,303
Net income	$65,933	$41,515	$25,649
Earnings per share
Basic	$1.41	$0.90	$0.56
Diluted	$1.38	$0.88	$0.55
Common shares and equivalents outstanding
Basic weighted average shares	46,669,440	46,132,389	45,623,854
Diluted weighted average shares	47,775,702	47,316,538	46,498,704
Dividends per share	$0.48	$0.48	$0.48
Other comprehensive income (loss)
Foreign currency translation adjustment	(943)	324	62
Unrealized gain on derivative instruments, net of tax	751	44	145
Total other comprehensive (loss) income	(192)	368	207
Comprehensive income	$65,741	$41,883	$25,856

The accompanying notes are an integral part of these consolidated financial statements.

2017 Form 10-K	59

Blackbaud, Inc.
Consolidated statements of cash flows

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$65,933	$41,515	$25,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,948	70,491	55,997
Provision for doubtful accounts and sales returns	11,686	3,730	6,825
Stock-based compensation expense	40,631	32,638	25,246
Deferred taxes	(14,328)	3,033	3,165
Loss on sale of business	—	—	1,976
Impairment of capitalized software development costs	—	—	239
Amortization of deferred financing costs and discount	838	958	899
Other non-cash adjustments	504	(864)	(197)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(15,750)	(13,196)	(7,593)
Prepaid expenses and other assets	(6,149)	(2,478)	(10,979)
Trade accounts payable	1,024	3,689	6,133
Accrued expenses and other liabilities	(4,973)	(751)	9,255
Deferred revenue	22,926	14,863	12,612
Net cash provided by operating activities	176,290	153,628	129,227
Cash flows from investing activities
Purchase of property and equipment	(10,208)	(17,694)	(18,633)
Capitalized software development costs	(28,345)	(26,359)	(15,481)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(146,789)	(3,377)	(106,720)
Net cash used in sale of business	—	—	(521)
Purchase of derivative instruments	(568)	—	—
Proceeds from settlement of derivative instruments	1,030	—	—
Net cash used in investing activities	(184,880)	(47,430)	(141,355)
Cash flows from financing activities
Proceeds from issuance of debt	774,500	227,200	312,300
Payments on debt	(679,119)	(293,575)	(184,475)
Debt issuance costs	(3,085)	—	(429)
Employee taxes paid for withheld shares upon equity award settlement	(23,962)	(15,376)	(9,421)
Proceeds from exercise of stock options	15	16	32
Change in due to customers	226,717	96,000	34,279
Change in customer funds receivable	6,644	—	—
Dividend payments to stockholders	(23,069)	(22,811)	(22,508)
Net cash provided by (used in) financing activities	278,641	(8,546)	129,778
Effect of exchange rate on cash, cash equivalents, and restricted cash	(550)	2,622	(2,695)
Net increase in cash, cash equivalents, and restricted cash	269,501	100,274	114,955
Cash, cash equivalents, and restricted cash, beginning of year	370,673	270,399	155,444
Cash, cash equivalents, and restricted cash, end of year	$640,174	$370,673	$270,399

Supplemental disclosure of cash flow information
Cash (paid) received during the year for:
Interest	(10,614)	(9,608)	(7,208)
Taxes, net of refunds	(5,613)	(1,340)	(4,795)
Non-cash investing and financing activities:
Purchase of equipment and other assets included in accounts payable	(1,546)	(3,155)	(3,204)
Acquired restricted cash liabilities due to customers	31,644	—	81,353
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$29,830	$16,902
Restricted cash due to customers	610,344	353,771
Total cash, cash equivalents and restricted cash in the statement of cash flows	$640,174	$370,673

The accompanying notes are an integral part of these consolidated financial statements.

60	2017 Form 10-K

Blackbaud, Inc.
Consolidated statements of stockholders' equity

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2014	56,048,135	$56	$245,674	$(190,440)	$(1,032)	$131,658	$185,916
Net income	—	—	—	—	—	25,649	25,649
Payment of dividends	—	—	—	—	—	(22,508)	(22,508)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	202,078	—	32	—	—	—	32
Employee taxes paid for 163,017 withheld shares upon equity award settlement	—	—	—	(9,421)	—	—	(9,421)
Excess tax benefits from exercise and vesting of stock-based compensation	—	—	5,466	—	—	—	5,466
Stock-based compensation	—	—	25,168	—	—	78	25,246
Restricted stock grants	736,252	1	—	—	—	—	1
Restricted stock cancellations	(112,648)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	207	—	207
Balance at December 31, 2015	56,873,817	$57	$276,340	$(199,861)	$(825)	$134,877	$210,588
Cumulative effect of a change in accounting principle(1)	—	—	1,540	—	—	(934)	606
Net income	—	—	—	—	—	41,515	41,515
Payment of dividends	—	—	—	—	—	(22,811)	(22,811)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	341,418	—	16	—	—	—	16
Employee taxes paid for 263,730 withheld shares upon equity award settlement	—	—	—	(15,376)	—	—	(15,376)
Stock-based compensation	—	—	32,556	—	—	82	32,638
Restricted stock grants	574,309	1	—	—	—	—	1
Restricted stock cancellations	(117,143)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	368	—	368
Balance at December 31, 2016	57,672,401	$58	$310,452	$(215,237)	$(457)	$152,729	$247,545
Net income	—	—	—	—	—	65,933	65,933
Payment of dividends	—	—	—	—	—	(23,069)	(23,069)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	390,291	—	15	—	—	—	15
Employee taxes paid for 308,993 withheld shares upon equity award settlement	—	—	—	(23,962)	—	—	(23,962)
Stock-based compensation	—	—	40,575	—	—	56	40,631
Restricted stock grants	570,208	1	—	—	—	—	1
Restricted stock cancellations	(81,139)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(192)	—	(192)
Balance at December 31, 2017	58,551,761	$59	$351,042	$(239,199)	$(649)	$195,649	$306,902
(1) Includes the impact of early adopting ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Refer to the discussion of recently adopted accounting pronouncements in Note 2 to these consolidated financial statements for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

61	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, healthcare institutions and individual change agents—we connect and empower organizations to increase their impact through software, services, expertise, and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing, and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada and the United Kingdom. As of December 31, 2017, we had over 40,000 customers.

2. Basis of Presentation
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
During the three months ended September 30, 2017, we identified prior period errors whereby amounts of current assets recorded as restricted cash due to customers and amounts of current liabilities recorded as due to customers were overstated by $8.5 million, $7.2 million and $21.3 million as of September 30, 2016, March 31, 2017 and June 30, 2017, respectively. There was no impact to our earnings or operating cash flows as a result of these errors. We concluded these errors were not material individually or in the aggregate to any of the prior reporting periods, and, therefore, amendments of previously filed reports were not required. However, the revisions for these corrections to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information for such periods.
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

62	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Reportable segment and reporting unit
The Company reports operating results and financial information in one operating and reportable segment. Prior to the fourth quarter of 2017, our three market groups represented our three operating and reportable segments. In light of the increasing centralization of our operations, including without limitation, marketing, finance, sales excellence, human resources, corporate IT, legal and contracting, real estate and facilities, research and development, customer support, customer success, product management, professional services and training services, we made changes to our internal reporting structure in the fourth quarter of 2017 to better support and assess the operations of our business going forward. As a result, commencing with the fourth quarter of 2017, a measure of profitability is no longer available at the market group level and our chief operating decision maker now uses consolidated financial information to make operating decisions, assess financial performance and allocate resources. Our chief operating decision maker is our chief executive officer ("CEO"). We assessed the resulting effect on our operating segments, reportable segments, as well as our reporting units for annual goodwill impairment testing, and determined that we now have one operating segment, one reportable segment and one reporting unit.
Summary of significant accounting policies
Revenue recognition
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud-based and hosted environments; (ii) providing transaction and payment processing services; (iii) providing professional services including implementation, training, consulting, analytic, and other services; and (iv) providing software maintenance and support services.
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

2017 Form 10-K	63

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

set-up activities for cloud-based solutions are capitalized until the cloud-based solution is deployed and in use, and then expensed ratably over the estimated period that the customer benefits from the related cloud-based solution.
We offer certain payment processing services with the assistance of third-party vendors. In general, when we are the principal in a transaction based on the predominant weighting of factors identified in ASC 605-45, we record the revenue and related costs on a gross basis. Otherwise, we net the cost of revenue associated with the service against the gross amount billed to the customer and record the net amount as revenue. Revenue directly associated with processing donations for customers and our other transaction processing services is recognized when the service is provided and the amounts are determinable.
We provide hosting services to customers who have purchased perpetual rights to certain of our software solutions (“hosting services”). Revenue from hosting services, online training programs, as well as subscription-based analytic services such as data enrichment and data management services, is recognized ratably beginning on the activation date over the term of the agreement, which generally ranges from one to three years. Any related set-up fees are recognized ratably over the estimated period that the customer benefits from the related hosting service. The estimated period of benefit is evaluated on an annual basis using historical customer retention information by solution or service.
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

64	2017 Form 10-K

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
Derivative instruments
We generally use derivative instruments to manage interest rate risk. We view derivative instruments as risk management tools and do not use them for trading or speculative purposes. Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.
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
Restricted cash due to customers; Customer funds receivable; Due to customers
Restricted cash due to customers consists of monies collected by us and payable to our customers, net of the associated transaction fees earned. Monies associated with amounts due to customers are segregated in separate bank accounts and used exclusively for the payment of amounts due to customers. This usage restriction is either legally or internally imposed and reflects our intention with regard to such deposits. Customer funds receivable consists of monies we expect to collect and remit to our customers.

2017 Form 10-K	65

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash due to customers and accounts receivable. Our cash and cash equivalents and restricted cash due to customers are placed with high credit-quality financial institutions. Our accounts receivable is derived from sales to customers who primarily operate in the nonprofit sector. With respect to accounts receivable, we perform ongoing evaluations of our customers and maintain an allowance for doubtful accounts based on historical experience and our expectations of future losses. As of and for the years ended December 31, 2017, 2016 and 2015, there were no significant concentrations with respect to our consolidated revenues or accounts receivable.
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
Construction-in-progress represents purchases of computer software and hardware associated with new internal system implementation projects which had not been placed in service at the respective balance sheet dates. We transferred these assets to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2017, 2016 and 2015.
Business combinations
We include the operating results of acquired companies as well as the net assets acquired and liabilities assumed in our consolidated financial statements from the date of acquisition. We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed. This allocation and valuation require management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.
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
Goodwill
Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by us in a business combination. Goodwill is not amortized, but tested annually for impairment on the first day of our fourth quarter, or more frequently if indicators of potential impairment arise.
Accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis to determine whether it is necessary to perform the quantitative impairment test. Significant judgment is required in the assessment of qualitative factors, including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of identified reporting units and future opportunities in the markets in which we operate.

66	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The quantitative impairment test compares the fair values of identified reporting units with their respective carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
As discussed above, we made changes to our internal reporting structure in the fourth quarter of 2017 to better support and assess the operations of our business going forward. As a result, we now have one operating segment, one reportable segment, and one reporting unit. As a result of the change in reporting units, we performed quantitative goodwill impairment tests immediately before and after this change in reporting units and determined that there was no impairment.
In each of 2017, 2016, and 2015, we performed the quantitative impairment test which indicated that the estimated fair values of the identified reporting units significantly exceeded their respective carrying values. There was no impairment of goodwill during 2017, 2016 or 2015.
Intangible assets
We amortize finite-lived intangible assets over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Straight-line and accelerated(1)	8-17
Marketing assets	Straight-line	2-15
Acquired software and technology	Straight-line and accelerated(2)	5-10
Non-compete agreements	Straight-line	1-5
Database	Straight-line	8

(1)	Certain of the customer relationships are amortized on an accelerated basis.

(2)	Certain of the acquired software and technology assets are amortized on an accelerated basis.
Indefinite-lived intangible assets consist of trade names. We evaluate the estimated useful lives and the potential for impairment of finite and indefinite-lived intangible assets on an annual basis, or more frequently if events or circumstances indicate revised estimates of useful lives may be appropriate or that the carrying amount may not be recoverable. If the carrying amount is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. Substantially all of our intangible assets were acquired in business combinations. There was no impairment of acquired intangible assets during 2017, 2016 or 2015.
Deferred financing costs
Deferred financing costs included in other assets represent the direct third-party costs of entering into the revolving (line-of-credit) portion of our credit facility in June 2017 and portions of the unamortized deferred financing costs from prior facilities. These costs are amortized ratably over the term of the credit facility as interest expense.
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
We recognize the effect of awards for which the requisite service period is not rendered when the award is forfeited (that is, we recognize the effect of forfeitures in compensation cost when they occur). Previously recognized compensation cost for an award is reversed in the period that the award is forfeited. Income tax benefits resulting from the vesting and exercise of stock-based compensation awards are recognized in the period the unit or award is vested or option or right is exercised.

2017 Form 10-K	67

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other expense, net. For the years ended December 31, 2017 and 2015, we recorded insignificant net foreign currency gains. For the year ended December 31, 2016, we recorded an insignificant net foreign currency loss.
Research and development
Research and development costs are expensed as incurred. These costs include compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to researching and developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.
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

68	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

costs of software to be sold, leased or otherwise marketed; however, there were no costs capitalized related to those solutions as of December 31, 2017 and 2016.
Qualifying capitalized software development costs are amortized on a straight-line basis over the software asset's estimated useful life, which is generally three to seven years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairment charges during the years ended December 31, 2017 and December 31, 2016. During the year ended December 31, 2015, we recorded insignificant impairment charges against previously capitalized software development costs. The charge reduced the carrying value of the certain previously capitalized software development costs to zero and are reflected in research and development expense. The impairment charge resulted from obtaining software solutions through the acquisition of Smart Tuition in 2015, and our determination that it was no longer probable that certain internal-use software that was previously being developed would be placed into service.
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
Below is a summary of the changes in our allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Balance at end of year
2017	$2,704	$10,511	$(8,815)	$4,400
2016	4,431	3,060	(4,787)	2,704
2015	4,185	5,834	(5,588)	4,431
Below is a summary of the changes in our allowance for doubtful accounts.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Balance at end of year
2017	$587	$1,148	$(994)	$741
2016	512	499	(424)	587
2015	354	699	(541)	512
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

2017 Form 10-K	69

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Below is a summary of the changes in our deferred sales commission costs included in prepaid expenses and other current assets.

Years ended December 31, (in thousands)	Balance at beginning of year	Additions	Expense	Balance at end of year
2017	$37,459	$35,420	$(31,465)	$41,414
2016	30,141	37,553	(30,235)	37,459
2015	22,630	55,934	(48,423)	30,141
Advertising costs
We expense advertising costs as incurred, which was $2.4 million, $2.3 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Restructuring costs
Restructuring costs include charges for the costs of exit or disposal activities. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred. For details of our restructuring activities, see Note 20 of these consolidated financial statements.
Impairment of long-lived assets
We review long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. No impairment of long-lived assets occurred in 2017 or 2016. No impairment of long-lived assets occurred in 2015 except for the impairment of previously capitalized software development costs discussed above.
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

70	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Recently adopted accounting pronouncements
As previously disclosed, during the three months ended September 30, 2016 we early adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which addresses, among other items, the accounting for income taxes and forfeitures, and cash flow presentation of share-based compensation. Our adoption of ASU 2016-09 required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. Upon adoption, we elected to account for forfeitures as they occur using a modified retrospective transition method, which resulted in a cumulative-effect adjustment of $0.9 million to reduce our January 1, 2016 opening retained earnings balance. Adoption of the new standard also resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $7.7 million for the year ended December 31, 2016.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business ("ASU 2017-01"), which provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, and applied prospectively. We early adopted ASU 2017-01 as of July 1, 2017 and the standard did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted, and applied prospectively. We early adopted ASU 2017-04 as of July 1, 2017 and used it in our fourth quarter annual goodwill impairment testing and the standard did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash ("ASU 2016-18"), which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, with early adoption is permitted. The new standard must be adopted retrospectively.

2017 Form 10-K	71

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

We early adopted ASU 2016-18 during the three months ended December 31, 2017. We retrospectively applied the changes in presentation to the statements of cash flows and no longer classify changes in restricted cash due to customers and due to customers as operating activities. Instead, changes in due to customers are now classified as financing activities. The prior period financial statements included in this filing have been adjusted to reflect the corrections of the immaterial errors to amounts recorded as restricted cash due to customers and due to customers (as discussed above) as well as our adoption of ASU 2016-18. The effects of those adjustments have been provided in summarized format below.

Consolidated statements of cash flows:
	Nine months ended September 30, 2017		Six months ended June 30, 2017		Three months ended March 31, 2017
(dollars in thousands)	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Net cash (used in) provided by financing activities	$(45,306)	$(259,550)	$15,286	$(70,295)	$(6,776)	$(202,775)
Net increase (decrease) in cash and cash equivalents and restricted cash	148	(214,528)	366	(85,465)	(3,030)	(199,228)

	Twelve months ended December 31, 2016		Nine months ended September 30, 2016		Twelve months ended December 31, 2015
(dollars in thousands)	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Net cash used in investing activities	$(47,430)	$(47,430)	$(37,914)	$(37,914)	$(222,707)	$(141,355)
Net cash (used in) provided by financing activities	(104,546)	(8,546)	(61,176)	(188,980)	95,499	129,778
Net increase (decrease) in cash and cash equivalents and restricted cash	1,540	100,274	1,100	(124,345)	627	114,955
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. ASU 2014-09 will be effective for us beginning in the first quarter of 2018, and we anticipate using the full retrospective transition method.
We are currently evaluating the impact that the adoption of ASU 2014-9 will have on our consolidated financial statements and related disclosures. As a result of our evaluation to date, we believe that the primary impact on our financial statements of adopting ASU 2016-09 will relate to the deferral of incremental commission and other costs of obtaining contracts with customers. Currently, we defer only direct and incremental commission costs to obtain a contract and generally amortize those costs over the contract term as the revenue was recognized, typically three years. Under the new standard, we will defer all incremental commission and fringe benefit costs to obtain a contract and amortize those costs in a manner that aligns with the expected period of benefit. We utilized the 'portfolio approach' practical expedient in ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics because the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. Using the 'portfolio approach' and taking into consideration our customer contracts, our technology and other factors,

72	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

we determined the expected period of benefit to be approximately five years. We generally only pay commissions for contract renewals in limited circumstances.
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

3. Business Combinations
2017 Acquisitions
JustGiving
On October 2, 2017, Blackbaud Global Limited (“Blackbaud Global”), a United Kingdom limited liability company and wholly-owned subsidiary of ours, acquired the entire issued share capital, including all voting equity interests, of Giving Limited, a United Kingdom private limited company doing business as “JustGiving” for an aggregate purchase price, including certain post-closing adjustments set forth in the related stock purchase agreement, of £102.4 million, or approximately $137.2 million, in cash. JustGiving is a market leading social platform for giving, and the acquisition is expected to enhance our capabilities to serve both individual donors and nonprofits, expanding the peer-to-peer fundraising capabilities we offer today. As a result of the acquisition, JustGiving has become a wholly-owned subsidiary of ours. During 2017, we incurred acquisition-related expenses associated with the acquisition of JustGiving of $4.2 million, which are recorded in general and administrative expense. We financed the acquisition of JustGiving through cash on hand and borrowings of $138.7 million under the 2017 Credit Facility (as defined in Note 9 of these consolidated financial statements).
The fair values assigned to the assets acquired and liabilities assumed in the table below are based on our best estimates and assumptions as of the reporting date and are considered preliminary pending finalization. The estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities, pending finalization, include the valuation of acquired finite-lived intangible assets, as well as the assumed deferred revenue and deferred income tax balances.

(in thousands)	Purchase price allocation
Net working capital, excluding deferred revenue	$10,496
Finite-lived intangible assets	73,184
Other long-term assets	4,314
Deferred tax liability	(7,549)
Deferred revenue	(245)
Other long-term liabilities	(332)
Goodwill	57,341
Total purchase price	$137,209
The estimated fair value of accounts receivable acquired approximates the contractual value of $1.7 million. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining the operations and assembled workforce of JustGiving. Only an insignificant portion of the goodwill arising in the acquisition is deductible for income tax purposes.

2017 Form 10-K	73

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The JustGiving acquisition resulted in the identification of the following identifiable finite-lived intangible assets:

	Intangible assets acquired	Weighted average amortization period
AcademicWorks	(in thousands)	(in years)
Marketing assets	$32,000	15
Acquired technology	21,000	10
Customer relationships	20,000	15
Non-compete agreements	184	1
Total intangible assets	$73,184	14
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
AcademicWorks
On April 3, 2017, we acquired all of the outstanding shares of capital stock, including all voting equity interests, of AcademicWorks, Inc., a Texas corporation ("AcademicWorks"), pursuant to a stock purchase agreement. AcademicWorks is the market leader in scholarship management for higher education and K-12 institutions, foundations, and grant-making institutions. The acquisition extends our offerings for our higher education, K-12, and corporate and foundation customers. We acquired AcademicWorks for $52.1 million in cash, net of closing adjustments. We financed the acquisition through a draw down of a revolving credit loan under our then-existing credit facility. As a result of the acquisition, AcademicWorks has become a wholly-owned subsidiary of ours. During 2017, we incurred insignificant acquisition-related expenses associated with the acquisition of AcademicWorks, which were recorded in general and administrative expense.
The fair values assigned to the assets acquired and liabilities assumed in the table below are based on our best estimates and assumptions as of the reporting date and are considered preliminary pending finalization. The estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities, pending finalization, include the valuation of acquired finite-lived intangible assets, as well as the assumed deferred revenue and deferred income tax balances.

(in thousands)	Purchase price allocation
Net working capital, excluding deferred revenue	$2,949
Property and equipment	290
Finite-lived intangible assets	30,900
Deferred revenue	(3,950)
Deferred tax liability	(12,350)
Goodwill	34,305
Total purchase price	$52,144

74	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The estimated fair value of accounts receivable acquired approximates the contractual value of $1.0 million. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining the operations and assembled workforce of AcademicWorks. None of the goodwill arising in the acquisition is deductible for income tax purposes.
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
2016 Acquisition
Attentive.ly
On July 11, 2016, we acquired all of the outstanding equity, including all voting equity interests of Good+Geek, Inc., a Delaware corporation doing business as "Attentive.ly." Attentive.ly provides social media capabilities allowing organizations to conduct social listening, identify key influencers and drive engagement through its cloud solution. The acquisition accelerated our ability to deliver these capabilities to our customers. We acquired Attentive.ly for $3.9 million in cash, net of closing adjustments. As a result of the acquisition, Attentive.ly became a wholly-owned subsidiary of ours. We finalized the purchase price allocation of Attentive.ly, including the valuation of assets acquired and liabilities assumed, during the second quarter of 2017. All measurement period adjustments were insignificant. We determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented.
2015 Acquisition
Smart Tuition
On October 2, 2015, we completed our acquisition of all of the outstanding equity, including all voting equity interests, of Smart, LLC (“Smart Tuition”). Smart Tuition is a leading provider of payment software and services for private schools and parents. The acquisition of Smart Tuition further expanded our offerings in the K-12 technology sector. We acquired Smart Tuition for $187.3 million in cash. As a result of the acquisition, Smart Tuition became a wholly-owned subsidiary of ours. Because we have integrated the operations of Smart Tuition into ours, it is impracticable to determine the revenue and operating income attributable solely to the acquired business. We financed the acquisition of Smart Tuition through cash on hand and borrowings of $186.0 million under our 2014 Credit Facility (as defined in Note 9 below).

2017 Form 10-K	75

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

Years ended December 31,
(dollars in thousands, except per share amounts)	2015
Revenue	$666,131
Net income	$26,334
Basic earnings per share	$0.58
Diluted earnings per share	$0.57

4. Goodwill and Other Intangible Assets
The change in our goodwill during 2017 consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2016	$438,240
Additions related to current year business combinations	91,646
Adjustments related to prior year business combination	(87)
Effect of foreign currency translation	450
Balance at December 31, 2017	$530,249

76	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

We have recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization as of:

	December 31,
(dollars in thousands)	2017	2016
Finite-lived gross carrying amount
Customer relationships	$274,458	$248,287
Marketing assets	49,661	16,187
Acquired software and technology	193,010	147,269
Non-compete agreements	2,603	3,493
Database	4,275	4,275
Total finite-lived gross carrying amount	524,007	419,511
Accumulated amortization
Customer relationships	(96,662)	(77,983)
Marketing assets	(12,444)	(9,826)
Acquired software and technology	(96,528)	(74,975)
Non-compete agreements	(1,125)	(1,553)
Database	(4,197)	(4,093)
Total accumulated amortization	(210,956)	(168,430)
Indefinite-lived gross carrying amount
Marketing assets	1,600	2,595
Intangible assets, net	$314,651	$253,676
Changes to the gross carrying amounts of intangible asset classes during 2017 were primarily related to our business acquisitions as described in Note 3 of these financial statements and the effect of foreign currency translation.
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
The following table summarizes amortization expense of our finite-lived intangible assets:

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Included in cost of revenue:
Cost of subscriptions	$32,399	$31,270	$23,075
Cost of maintenance	5,158	5,327	4,162
Cost of services and other	2,542	2,961	2,750
Total included in cost of revenue	40,099	39,558	29,987
Included in operating expenses	3,271	2,840	2,231
Total amortization of intangibles from business combinations	$43,370	$42,398	$32,218

2017 Form 10-K	77

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of December 31, 2017:

Years ending December 31, (dollars in thousands)	Amortization expense
2018	$46,044
2019	43,596
2020	35,132
2021	29,322
2022	25,540
Total	$179,634

5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015
Numerator:
Net income	$65,933	$41,515	$25,649
Denominator:
Weighted average common shares	46,669,440	46,132,389	45,623,854
Add effect of dilutive securities:
Stock-based awards	1,106,262	1,184,149	874,850
Weighted average common shares assuming dilution	47,775,702	47,316,538	46,498,704
Earnings per share:
Basic	$1.41	$0.90	$0.56
Diluted	$1.38	$0.88	$0.55

Anti-dilutive shares excluded from calculations of diluted earnings per share	4,634	7,339	18,554

78	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

6. Fair Value Measurements
Recurring fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of December 31, 2017
Financial assets:
Derivative instruments	$—	$1,283	$—	$1,283
Total financial assets	$—	$1,283	$—	$1,283

Fair value as of December 31, 2016
Financial assets:
Derivative instruments	$—	$206	$—	$206
Total financial assets	$—	$206	$—	$206

Fair value as of December 31, 2016
Financial liabilities:
Derivative instruments	$—	$163	$—	$163
Total financial liabilities	$—	$163	$—	$163
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
We believe the carrying amounts of our cash and cash equivalents, donor restricted cash, accounts receivable, customer funds receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at December 31, 2017 and December 31, 2016, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at December 31, 2017 and December 31, 2016, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the years ended December 31, 2017, 2016 and 2015. Additionally, we did not hold any Level 3 assets or liabilities during the years ended December 31, 2017, 2016 and 2015.

2017 Form 10-K	79

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
There were no non-recurring fair value adjustments to intangible assets and goodwill during 2017, 2016 and 2015 except for certain business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date (see Note 3 to these consolidated financial statements) from updated estimates and assumptions during the measurement period. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

7. Property and Equipment and Software Development Costs
Property and equipment
Property and equipment consisted of the following, as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2017	2016
Equipment	2 - 5	$2,728	$2,403
Computer hardware	2 - 5	76,331	81,260
Computer software	2 - 5	34,058	31,604
Construction in progress	—	3,102	2,972
Furniture and fixtures	3 - 10	7,265	7,989
Leasehold improvements	Lesser of lease term or 10 years	22,359	19,942
Total property and equipment		145,843	146,170
Less: accumulated depreciation		(103,600)	(95,901)
Property and equipment, net		$42,243	$50,269
Depreciation expense was $17.8 million, $19.8 million, and $18.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Property and equipment, net of depreciation, under capital leases at December 31, 2017 and 2016 was insignificant.
Software development costs
Software development costs consisted of the following, as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2017	2016
Software development costs	3 - 7	$84,404	$55,126
Less: accumulated amortization		(30,306)	(17,544)
Software development costs, net		$54,098	$37,582

80	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Amortization expense related to software development costs was $12.8 million, $8.3 million, and $5.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included primarily in cost of subscriptions.

8. Consolidated Financial Statement Details
Prepaid expenses and other assets

(dollars in thousands)	December 31, 2017	December 31, 2016
Deferred sales commissions	$41,414	$37,459
Prepaid software maintenance and subscriptions	18,130	18,627
Taxes, prepaid and receivable	10,548	4,111
Prepaid insurance	1,310	308
Deferred professional services costs	681	1,722
Prepaid royalties	500	1,373
Deferred tax asset	451	2,379
Other assets	7,148	4,859
Total prepaid expenses and other assets	80,182	70,838
Less: Long-term portion	24,083	22,524
Prepaid expenses and other current assets	$56,099	$48,314
Accrued expenses and other liabilities

(dollars in thousands)	December 31, 2017	December 31, 2016
Accrued bonuses	$16,743	$17,468
Accrued commissions and salaries	6,943	8,832
Taxes payable	5,517	5,721
Deferred rent liabilities	4,548	4,110
Lease incentive obligations	4,635	5,604
Unrecognized tax benefit	1,972	3,295
Customer credit balances	4,652	5,148
Accrued subscriptions	1,221	2,840
Accrued vacation costs	2,458	2,214
Accrued health care costs	2,615	1,495
Other liabilities	8,727	6,002
Total accrued expenses and other liabilities	60,031	62,729
Less: Long-term portion	5,632	8,533
Accrued expenses and other current liabilities	$54,399	$54,196

2017 Form 10-K	81

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Deferred revenue

(dollars in thousands)	December 31, 2017	December 31, 2016
Subscriptions	$185,042	$144,606
Maintenance	63,246	76,803
Services and other	31,811	29,531
Total deferred revenue	280,099	250,940
Less: Long-term portion	3,643	6,440
Deferred revenue, current portion	$276,456	$244,500
Other income (expense), net

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Interest income	$993	$581	$155
Loss on sale of business	—	—	(1,976)
Gain on derivative instrument	462	—	—
Loss on debt extinguishment	(299)	—	—
Other income (expense), net	1,104	(872)	134
Other income (expense), net	$2,260	$(291)	$(1,687)

9. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Credit facility:
Revolving credit loans	$143,000	$180,900	2.84%	2.36%
Term loans	296,250	162,969	2.64%	2.62%
Other debt	1,076	—	4.50%	—%
Total debt	440,326	343,869	2.71%	2.48%
Less: Unamortized discount and debt issuance costs	2,102	1,476
Less: Debt, current portion	8,576	4,375	3.03%	2.50%
Debt, net of current portion	$429,648	$338,018	2.71%	2.48%
Financing for 2017 acquisitions
On April 3, 2017 we acquired AcademicWorks for $52.1 million in cash, net of closing adjustments. We financed the acquisition with a revolving credit loan under the 2014 Credit Facility (defined below). On October 2, 2017, we borrowed $138.7 million pursuant to a revolving credit loan under the 2017 Credit Facility (defined below) to finance our acquisition of JustGiving.

82	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

2017 refinancing
We were previously party to a $325.0 million five-year credit facility entered into during February 2014. The credit facility included: a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans (the “2014 Revolving Facility”) and a delayed draw term loan (the “2014 Term Loan”) together, (the “2014 Credit Facility”).
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
In connection with our entry into the 2017 Credit Facility, we paid $3.1 million in financing costs, of which $1.0 million were capitalized in other assets and, together with a portion of the unamortized deferred financing costs from the 2014 Credit Facility and prior facilities, are being amortized into interest expense ratably over the term of the new facility. As of December 31, 2017, deferred financing costs totaling $1.2 million were included in other assets on our consolidated balance sheets. As of December 31, 2016, deferred financing costs included in other assets on our consolidated balance sheets were insignificant. We recorded aggregate financing costs of $1.8 million as a direct deduction from the carrying amount of our debt liability, which related to debt discount (fees paid to lenders) and debt issuance costs for the 2017 Term Loan.
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
We also pay a quarterly commitment fee on the unused portion of the 2017 Revolving Facility from 0.15% to 0.25% per annum, depending on our net leverage ratio. At December 31, 2017, the commitment fee was 0.20%.
The term loan under the 2017 Credit Facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2017 Credit Facility.

2017 Form 10-K	83

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The 2017 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At December 31, 2017, we were in compliance with our debt covenants under the 2017 Credit Facility.
The 2017 Credit Facility also includes an option to request increases in the revolving commitments and/or request additional term loans in an aggregate principal amount of up to $200.0 million plus an amount, if any, such that the Net Leverage Ratio shall be no greater than 3.00 to 1.00. At December 31, 2017, our available borrowing capacity under the 2017 Credit Facility was $254.2 million.

Other debt

In September 2017, we entered into a two-year $2.2 million agreement to finance our purchase of software licenses and related services. The agreement is a non-interest-bearing note requiring annual payments, where the first payment was due in November 2017. Interest associated with the note is imputed at the rate we would incur for amounts borrowed under the 2017 Credit Facility.

As of December 31, 2017, the required annual maturities related to the 2017 Credit Facility and other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2018	$8,576
2019	7,500
2020	7,500
2021	7,500
2022	409,250
Thereafter	—
Total required maturities	$440,326

10. Derivative Instruments
Cash flow hedges
We generally use derivative instruments to manage our variable interest rate risk. In March 2014, we entered into a new interest rate swap agreement (the "March 2014 Swap Agreement"), which effectively converts portions of our variable rate debt under our credit facility to a fixed rate for the term of the March 2014 Swap Agreement. The initial notional value of the March 2014 Swap Agreement was $125.0 million with an effective date beginning in March 2014. In March 2017, the notional value of the March 2014 Swap Agreement decreased to $75.0 million for the remaining term through February 2018. We designated the March 2014 Swap Agreement as a cash flow hedge at the inception of the contract.
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
In July 2017, we entered into an additional interest rate swap agreement (the "July 2017 Swap Agreement"), which effectively converts portions of our variable rate debt under our credit facility to a fixed rate for the term of the July 2017 Swap Agreement. The notional value of the July 2017 Swap Agreement was $150.0 million with an effective date beginning in July 2017 through July 2021. We designated the July 2017 Swap Agreement as a cash flow hedge at the inception of the contract.

84	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Undesignated contracts
In June 2017, we entered into a foreign currency option contract to hedge our exposure to currency fluctuations in connection with our acquisition of JustGiving because the purchase price was denominated in British Pounds. The notional value of the instrument was £100.0 million with an effective date beginning in June 2017 and maturing in September 2017. We settled the foreign currency option contract in September 2017. We did not designate the foreign currency option contract as a cash flow hedge for accounting purposes since it involved a business combination. As such, changes in the fair value of this derivative were recognized in earnings. The insignificant premium paid for this option and the $1.0 million in proceeds from the settlement are shown within cash flows from investing activities in our consolidated statements of cash flows.
As the closing date of our acquisition of JustGiving extended beyond the settlement date of the foreign currency option contract, we entered into a foreign currency forward contract in September 2017 with settlement in October 2017. The notional value of the instrument was £103.5 million. We did not designate the foreign currency forward contract as a cash flow hedge for accounting purposes since it involved a business combination. As such, changes in the fair value of this derivative were recognized in earnings. The insignificant premium paid for this forward contract is shown within cash flows from investing activities in our consolidated statements of cash flows.
The fair values of our derivative instruments were as follows as of:

		Asset Derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	December 31, 2017	December 31, 2016	Balance sheet location	December 31, 2017	December 31, 2016
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$145	$—	Accrued expenses and other current liabilities	$—	$—
Interest rate swaps, long-term portion	Other assets	1,138	206	Other liabilities	—	163
Total derivative instruments designated as hedging instruments		$1,283	$206		$—	$163
We did not have any undesignated derivative instruments as of December 31, 2017 and 2016.
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	December 31, 2017		Year ended December 31, 2017
Interest rate swaps	$1,283	Interest expense	$(293)

	December 31, 2016		Year ended December 31, 2016
Interest rate swaps	$42	Interest expense	$(1,106)

	December 31, 2015		Year ended December 31, 2015
Interest rate swaps	$(31)	Interest expense	$(1,569)
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

2017 Form 10-K	85

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive income as of December 31, 2017 that is expected to be reclassified into earnings within the next twelve months is insignificant. There were no ineffective portions of our interest rate swap derivatives during the years ended December 31, 2017, 2016 and 2015. See Note 14 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.
We did not have any undesignated derivative instruments during 2016 and 2015. The effects of undesignated derivative instruments during 2017 were as follows:

	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income
(dollars in thousands)		Year ended December 31, 2017
Foreign currency option contracts	Other income (expense), net	$513
Foreign currency forward contracts	Other income (expense), net	$(51)
Total gain(1)		$462

(1)	The individual amounts may not sum to total gain due to rounding.

11. Commitments and Contingencies
Historical Leases
We lease our headquarters facility under a 15-year lease agreement which was entered into in October 2008, and has two five-year renewal options. The current annual base rent of the lease is $4.3 million, payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year.
We have a lease for office space in Austin, Texas which terminates on September 30, 2023, and has two five-year renewal options. The current annual base rent of the lease is $2.8 million. The base rent escalates annually between 2% and 4% based on the terms of the agreement. The rent expense is recorded on a straight-line basis over the length of the lease term. At December 31, 2017, we had a standby letter of credit of $1.5 million for a security deposit for this lease.
We have provisions in our leases that entitle us to aggregate remaining leasehold improvement allowances of $5.7 million as of December 31, 2017. These amounts are being recorded as a reduction to rent expense ratably over the terms of the leases. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.
Additionally, we have subleased a portion of our facilities under various agreements through 2023. As of December 31, 2017, our total minimum rentals to be received in the future under noncancelable subleases was $6.5 million. These amounts are also being recorded as a reduction to rent expense.
Total rent expense was $16.1 million, $11.7 million and $10.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The quarterly South Carolina state incentive payments we received as a result of locating our current headquarters facility in Berkeley County, South Carolina, ended in the fourth quarter of 2016. These amounts were recorded as a reduction of rent expense upon receipt and were $2.9 million and $2.3 million for the years ended December 31, 2016 and 2015, respectively.
Lease for New Headquarters Facility
In May 2016, we entered into a lease agreement for a new headquarters facility to be built in Charleston, South Carolina (the "New Headquarters Facility"). The landlord is responsible for the design, development and construction of the New Headquarters Facility. Construction of the New Headquarters Facility will proceed in two phases. Phase One will include a building with approximately 172,000 rentable square feet, which is expected to be completed in the first half of 2018.

86	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The lease agreement also grants us a Phase Two option to request that the landlord construct and lease to us a second office building and related improvements. Total rent payments and leasehold improvement allowances for Phase One are estimated to be approximately $104.2 million and $13.9 million, respectively, over the life of the lease agreement, plus additional amounts for Phase Two, if applicable. The lease agreement is for a period of twenty years beginning on the date of substantial completion of construction by the landlord, which is estimated to be in the first half of 2018, and ending in the first half of 2038. The lease agreement provides for four renewal periods of five years each at a base rent equal to the then prevailing market rate for comparable buildings. We expect to receive quarterly South Carolina state incentive payments as a result of locating our new headquarters facility in Berkeley County, South Carolina, which will be recorded as a reduction of rent expense upon receipt.
As of December 31, 2017, the future minimum lease payments related to lease agreements with a remaining noncancelable term in excess of one year, net of related sublease commitments and lease incentives, were as follows:

Years ending December 31, (dollars in thousands)	Operating leases(1)
2018	$18,373
2019	17,273
2020	15,407
2021	14,697
2022	14,696
Thereafter	82,789
Total minimum lease payments	$163,235

(1)
Our future minimum lease commitments related to operating leases do not include payments related to Phase Two of our New Headquarters Facility, as that option had not been exercised as of December 31, 2017.

Other commitments
As discussed in Note 9 to these consolidated financial statements, the term loans under the 2017 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2017, the remaining aggregate minimum purchase commitment under these arrangements was approximately $66.8 million through 2021.
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

2017 Form 10-K	87

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Legal contingencies
We are subject to legal proceedings and claims that arise in the ordinary course of business. We make a provision for a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, we have determined as of December 31, 2017, that no provision for liability nor disclosure is required related to any claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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

12. Income Taxes
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the United Kingdom, Australia and Ireland. We are generally subject to U.S. federal income tax examination for calendar tax years 2014 through 2017 as well as state and foreign income tax examinations for various years depending on statutes of limitations of those jurisdictions.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the "Transition Tax"); (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
Under GAAP, we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Due to the reduction in the federal corporate tax rate from 35% to 21%, we revalued our net deferred tax assets and deferred tax liabilities and recorded a discrete tax benefit to expense of $20.0 million in 2017.
The Transition Tax is a tax on previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. We were able to make a reasonable estimate of the Transition Tax and determined that it was insignificant.
The Tax Act eliminates the exceptions for performance-based compensation and CFO compensation from the 162(m) calculation. A transition rule allows for the grandfathering of performance-based compensation pursuant to a written binding contract in effect as of November 2, 2017. While there is negative discretion inherent in our performance-based compensation plans, it is our position that the intent is for historic contracts to be written and binding. As a result, we have not adjusted the ending deferred tax asset for the performance-based stock compensation or the bonus accrual in our 2017 tax provision.
The Tax Act includes a new provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse. As a result of this policy election, there is no impact to our 2017 deferred tax calculation.

88	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Our estimates of the impact of the Tax Act may change due to a number of additional considerations including, but not limited to, the issuance of additional regulations or guidance and our ongoing analysis of the new law. Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete.
The following summarizes the components of income tax expense:

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Current taxes:
U.S. Federal	$2,632	$4,655	$5,890
U.S. State and local	(144)	1,670	2,215
International	101	53	33
Total current taxes	2,589	6,378	8,138
Deferred taxes:
U.S. Federal	(13,843)	2,544	2,702
U.S. State and local	398	304	585
International	(883)	185	(122)
Total deferred taxes	(14,328)	3,033	3,165
Total income tax provision	$(11,739)	$9,411	$11,303

The following summarizes the components of income before provision for income taxes:

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
U.S.	$54,634	$49,320	$37,523
International	(440)	1,606	(571)
Income before provision for income taxes	$54,194	$50,926	$36,952

2017 Form 10-K	89

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate our income tax provision is as follows:

	Years ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	1.6	4.1	5.7
Change in federal income tax rate applied to deferred tax balances	(36.9)	—	—
Change in state income tax rate applied to deferred tax balances	—	0.2	2.1
Fixed assets	—	—	(0.1)
Unrecognized tax benefit	1.6	0.2	(1.1)
State credits, net of federal benefit	(1.5)	(0.1)	6.0
Change in valuation reserve (primarily state credit reserves)	(1.1)	(1.6)	(8.6)
Federal credits generated	(6.2)	(6.2)	(6.1)
Foreign tax rate	0.2	(0.4)	(0.7)
Acquisition costs	2.4	0.1	0.1
Section 162(m) limitation	2.7	1.7	0.1
Loss from sale of foreign subsidiary	—	—	1.9
Domestic production activities deduction	—	(1.2)	(1.8)
Stock-based compensation	(20.3)	(13.6)	—
Other	0.8	0.3	(1.9)
Income tax provision effective rate	(21.7)%	18.5%	30.6%
As discussed above, due to the reduction in the federal corporate tax rate from 35% to 21%, we revalued our net deferred tax assets and deferred tax liabilities as of December 31, 2017, and recorded a discrete tax benefit to expense of $20.0 million in 2017.
The discrete tax benefit to expense relating to stock-based compensation items was $12.5 million in 2017. We recorded a discrete tax benefit to expense relating to stock-based compensation of $7.7 million during the year ended December 31, 2016. Prior to the adoption of ASU 2016-09 in 2016, we recorded excess tax benefit from the exercise and vesting of stock-based compensation of $5.5 million in additional paid in capital during the year ended December 31, 2015.

90	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in thousands)	2017	2016
Deferred tax assets relating to:
Federal and state and foreign net operating loss carryforwards	$13,597	$12,906
Federal, state and foreign tax credits	14,389	9,924
Intangible assets	693	652
Stock-based compensation	9,611	11,480
Accrued bonuses	1,001	7,426
Deferred revenue	859	5,371
Allowance for doubtful accounts	1,379	1,294
Other	5,440	6,781
Total deferred tax assets	46,969	55,834
Deferred tax liabilities relating to:
Intangible assets	(47,997)	(44,885)
Fixed assets	(4,552)	(9,200)
Deferred sales commissions	(9,354)	(6,347)
Capitalized software development costs	(14,012)	(14,832)
Other	(995)	(755)
Total deferred tax liabilities	(76,910)	(76,019)
Valuation allowance	(7,205)	(6,994)
Net deferred tax liability	$(37,146)	$(27,179)
As of December 31, 2017, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $33.5 million, $31.2 million and $36.9 million, respectively. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2028 and the state net operating loss carryforwards will expire over various periods beginning in 2018. Our foreign net operating loss carryforwards have an unlimited carryforward period. As of December 31, 2017, our foreign tax credit carryforwards for income tax purposes were insignificant. Our federal tax credit carryforwards for income tax purposes were approximately $3.6 million. Our state tax credit carryforwards for income tax purposes were approximately $13.5 million, net of federal benefit. If not utilized, the federal tax credit carryforwards will begin to expire in 2036 and the state tax credit carryforwards will begin to expire in 2018. A portion of the foreign and state net operating loss carryforwards and state credit carryforwards have a valuation reserve due to management's uncertainty regarding the future ability to use such carryforwards.
The following table illustrates the change in our deferred tax asset valuation allowance:

Years ended December 31,	Balance at beginning of year	Charges to expense	Balance at end of year
(dollars in thousands)
2017	$6,994	$211	$7,205
2016	7,911	(917)	6,994
2015	11,161	(3,250)	7,911

2017 Form 10-K	91

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table sets forth the change to our unrecognized tax benefit for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Balance at December 31, 2016	$3,145	$3,024	$3,564
Increases from prior period positions	1,860	23	129
Decreases in prior year positions	(238)	(17)	(651)
Increases from current period positions	404	358	257
Settlements (payments)	—	—	(274)
Lapse of statute of limitations	(11)	(243)	(1)
Balance at December 31, 2017	$5,160	$3,145	$3,024
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $4.6 million at December 31, 2017. Certain prior period amounts relating to our 2014 acquisitions are covered under indemnification agreements and, therefore, we have recorded a corresponding indemnification asset. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2017 was $0.8 million. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2016 was insignificant. The total amount of interest and penalties included in the consolidated statements of comprehensive income as an increase or decrease in income tax expense for 2017, 2016 and 2015 was insignificant.
We have taken federal and state tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2017 was $1.6 million.
For our undistributed earnings of foreign subsidiaries, which we do not consider to be significant, we concluded that these earnings would be permanently reinvested in the local jurisdictions and not repatriated to the United States. Accordingly, we have not provided for U.S. state income taxes and foreign withholding taxes on those undistributed earnings of our foreign subsidiaries. If some or all of such earnings were to be remitted, the amount of taxes payable would be insignificant.

13. Stock-based Compensation
Employee stock-based compensation plans
Under the 2016 Equity and Incentive Compensation Plan (the "2016 Equity Plan"), we may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards and cash incentive awards to employees, directors and consultants. We maintain other stock-based compensation plans including the 2008 Equity Incentive Plan (the “2008 Equity Plan”), under which no additional grants may be made, and the 2009 Equity Compensation Plan for Employees from Acquired Companies, under which we may grant shares of common stock to employees pursuant to employment contracts or other arrangements entered into in connection with past and future acquisitions.
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

92	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The total number of authorized stock-based awards available under our plans was 5,558,809 as of December 31, 2017. We issue common stock from our pool of authorized stock upon exercise of stock options and stock appreciation rights, vesting of restricted stock units or upon granting of restricted stock.
Historically, we have issued four types of awards under these plans: restricted stock awards, restricted stock units, stock appreciation rights and stock options. The following table sets forth the number of awards outstanding for each award type as of:

	Outstanding at December 31,
Award type	2017	2016
Restricted stock awards	1,257,574	1,178,592
Restricted stock units	493,248	465,395
Stock appreciation rights	212,506	469,075
Stock options	2,050	3,502
The majority of the stock-based awards granted under these plans have a 10-year contractual term. Stock appreciation rights (“SARs”) have contractual lives of 7 years. Awards granted to our executive officers and certain members of management are subject to accelerated vesting upon a change in control as defined in the employees’ retention agreement.
Expense recognition
We recognize compensation expense associated with stock options and awards with performance or market based vesting conditions on an accelerated basis over the requisite service period of the individual grantees, which generally equals the vesting period. We recognize compensation expense associated with restricted stock awards and SARs on a straight-line basis over the requisite service period of the individual grantees, which generally equals the vesting period. We recognize the effect of awards for which the requisite service period is not rendered when the award is forfeited (that is, we recognize the effect of forfeitures in compensation cost when they occur). Previously recognized compensation cost for an award is reversed in the period that the award is forfeited.
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Years ended December 31,
(in thousands)	2017	2016	2015
Included in cost of revenue:
Cost of subscriptions	$1,254	$1,168	$1,130
Cost of maintenance	373	508	420
Cost of services and other	1,843	1,621	1,944
Total included in cost of revenue	3,470	3,297	3,494
Included in operating expenses:
Sales, marketing and customer success	6,381	3,844	2,979
Research and development	7,765	6,467	4,865
General and administrative	23,015	19,030	13,908
Total included in operating expenses	37,161	29,341	21,752
Total stock-based compensation expense	$40,631	$32,638	$25,246
The total amount of compensation cost related to unvested awards not recognized was $65.3 million at December 31, 2017. It is expected that this amount will be recognized over a weighted average period of 1.7 years.

2017 Form 10-K	93

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Restricted stock awards
We have granted shares of common stock subject to certain restrictions under the 2016 Equity Plan and the 2008 Equity Plan. Restricted stock awards granted to employees vest in equal annual installments generally over four years from the grant date subject to the recipient’s continued employment with us. Restricted stock awards granted to non-employee directors vest after one year from the date of grant or, if earlier, immediately prior to the next annual election of directors, provided the non-employee director is serving as a director at that time. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to vote such shares and receive dividends.
The following table summarizes our unvested restricted stock awards as of December 31, 2017, and changes during the year then ended:

Restricted stock awards	Restricted stock awards	Weighted average grant-date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2017	1,178,592	$49.49
Granted	570,208	74.08
Vested	(410,087)	47.28
Forfeited	(81,139)	55.35
Unvested at December 31, 2017	1,257,574	61.00	8.2	$118,828

(1)	The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock awards that vested during the years ended December 31, 2017, 2016 and 2015 was $19.4 million, $14.5 million and $10.6 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2016 and 2015 was $53.59 and $48.82, respectively.
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
The following table summarizes our unvested restricted stock units as of December 31, 2017, and changes during the year then ended:

Restricted stock units	Restricted stock units	Weighted average grant-date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2017	465,395	$47.51
Granted	247,471	72.19
Forfeited	(8,157)	51.75
Vested	(211,461)	44.65
Unvested at December 31, 2017	493,248	61.05	8.3	$46,607

(1)	The intrinsic value is calculated as the market value as of the end of the fiscal period.

94	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The total fair value of restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $9.4 million, $6.7 million, and $3.9 million, respectively. The weighted average grant date fair value of restricted stock units granted for the years ended December 31, 2016 and 2015 was $51.98 and $45.15, respectively.
Stock appreciation rights
We have granted SARs under the 2008 Equity Plan to certain members of management. The SARs will be settled in stock at the time of exercise and vest in equal annual installments generally over four years from the date of grant subject to the recipient’s continued employment with us. The number of shares issued upon the exercise of the SARs is calculated as the difference between the share price of our stock on the date of exercise and the date of grant multiplied by the number of SARs divided by the share price on the exercise date.
The following table summarizes our outstanding SARs as of December 31, 2017, and changes during the year then ended:

Stock appreciation rights	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at January 1, 2017	469,075	$23.63
Exercised	(256,569)	24.14
Outstanding at December 31, 2017	212,506	23.01	1.8	$15,191
Vested and exercisable at December 31, 2017	212,506	23.01	1.8	15,191

(1)	The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares.
There have been no new SARs granted since 2013. The total intrinsic value of SARs exercised during the years ended December 31, 2017, 2016 and 2015 was $14.2 million, $10.7 million, and $5.2 million, respectively. The total fair value of SARs that vested during the year ended December 31, 2017 was insignificant. The total fair value of SARs that vested during the years ended December 31, 2016 and 2015 was $1.0 million, and $1.9 million, respectively. SARs granted with a market condition had a fair market value assigned at the grant date based on the use of a Monte Carlo simulation model. All other SARs granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model.
Stock options
The following table summarizes our outstanding stock options as of December 31, 2017, and changes during the year then ended:

Stock options	Stock options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at January 1, 2017	3,502	$11.25
Exercised	(1,400)	10.99
Expired	(52)	10.59
Outstanding at December 31, 2017	2,050	11.44	0.9	$170
Vested and exercisable at December 31, 2017	2,050	11.44	0.9	170

(1)	The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares.
There have been no new stock option awards granted since 2005. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was insignificant. The total fair value of stock options that vested during the years ended December 31, 2017, 2016 and 2015 was insignificant. All outstanding stock options granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model.

2017 Form 10-K	95

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
The following table provides information with respect to quarterly dividends paid on common stock during the year ended December 31, 2017.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 8, 2017	$0.12	February 28	March 15
May 1, 2017	0.12	May 26	June 15
July 31, 2017	0.12	August 28	September 15
October 25, 2017	0.12	November 28	December 15
On February 6, 2018, our Board of Directors declared a first quarter dividend of $0.12 per share payable on March 15, 2018 to stockholders of record on February 28, 2018.
Stock repurchase program
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. The program does not have an expiration date. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors. Under the 2017 Credit Facility, we also have restrictions on our ability to repurchase shares of our common stock.
We account for purchases of treasury stock under the cost method. The remaining amount available to purchase stock under the stock repurchase program was $50.0 million as of December 31, 2017.

96	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Years ended December 31,
(in thousands)	2017	2016	2015
Accumulated other comprehensive loss, beginning of period	$(457)	$(825)	$(1,032)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive (loss) income balance, beginning of period	$25	$(19)	$(164)
Other comprehensive income (loss) before reclassifications, net of tax effects of $(374), $406 and $514	574	(626)	(818)
Amounts reclassified from accumulated other comprehensive loss to interest expense	293	1,106	1,569
Amounts reclassified from accumulated other comprehensive loss to loss on debt extinguishment and termination of derivative instruments	—	—	—
Tax benefit included in provision for income taxes	(116)	(436)	(606)
Total amounts reclassified from accumulated other comprehensive loss	177	670	963
Net current-period other comprehensive income	751	44	145
Accumulated other comprehensive income balance, end of period	$776	$25	$(19)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(482)	$(806)	$(868)
Translation adjustments	(943)	324	62
Accumulated other comprehensive loss balance, end of period	(1,425)	(482)	(806)
Accumulated other comprehensive loss, end of period	$(649)	$(457)	$(825)

15. Defined Contribution Plan
We have a defined contribution plan 401(k) (the "401K Plan") covering substantially all employees. Employees were able to contribute between 1% and 75% of their salaries in 2017 and 2016 and between 1% and 30% of their salaries in 2015. We match 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at our discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2017, 2016 and 2015 were $7.1 million, $7.6 million and $5.3 million, respectively. There were no discretionary contributions by us to the 401K Plan in 2017, 2016 and 2015.

2017 Form 10-K	97

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

16. Segment Information
As discussed in Note 2 of these consolidated financial statements, our chief operating decision maker is CEO. Our chief operating decision maker uses consolidated financial information to make operating decisions, assess financial performance and allocate resources. We have one operating segment and one reportable segment.
The following table presents long-lived assets by geographic region based on the location of the assets.

(dollars in thousands)	United States	Other Countries	Total
Property and equipment:
December 31, 2017	$39,071	$3,172	$42,243
December 31, 2016	47,663	2,606	50,269

17. Disaggregation of Revenue
We generate a portion of our revenue from operations outside of the United States. The following table presents revenue by geographic region based on country of invoice origin.

(dollars in thousands)	United States	Other Countries	Total
Revenue by geography:
2017	$706,798	$81,508	$788,306
2016	660,339	70,476	730,815
2015	570,519	67,421	637,940
The General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG") comprise our go-to-market organizations. The following is a description of each market group:

•	The GMG focuses on sales to all K-12 private schools, faith-based and arts and cultural organizations, as well as emerging and mid-sized prospects in North America;

•	The EMG focuses on sales to all healthcare and higher education institutions, corporations and foundations, as well as large and/or strategic prospects in North America; and

•	The IMG focuses on sales to all prospects and customers outside of North America.
The following table presents our revenue by market group:

(dollars in thousands)	GMG	EMG	IMG	Other	Total
Revenue by market group:
2017	$406,954	$330,930	$48,429	$1,993	$788,306
2016	383,319	302,968	42,539	1,989	730,815
2015	313,935	279,897	41,997	2,111	637,940

98	2017 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

18. Quarterly Results (Unaudited)

(dollars in thousands, except per share data)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenue	$216,977	$195,513	$192,195	$183,621
Gross profit	114,555	108,508	105,200	98,139
Income from operations	18,739	17,965	16,748	10,579
Income before provision for income taxes	16,006	15,341	14,359	8,488
Net income	30,709	12,548	11,165	11,511
Earnings per share
Basic	$0.66	$0.27	$0.24	$0.25
Diluted	0.64	0.26	0.23	0.24

(dollars in thousands, except per share data)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$198,305	$183,063	$180,191	$169,256
Gross profit	105,903	99,746	96,579	89,367
Income from operations	24,024	13,540	13,624	10,612
Income before provision for income taxes	21,372	10,884	10,838	7,832
Net income	17,284	8,934	9,060	6,237
Earnings per share
Basic	$0.37	$0.19	$0.20	$0.14
Diluted	0.36	0.19	0.19	0.13
Note: The individual amounts for each quarter may not sum to full year totals due to rounding.
The results of operations of acquired companies are included in the consolidated results of operations from the date of their respective acquisition. See Note 3 of these consolidated financial statements for details related to our business acquisitions.

19. Disposition of Business
On May 18, 2015, we completed the sale of RLC Customer Technology B.V. ("RLC"), a formerly wholly-owned entity based in the Netherlands, to a private software company by selling all of the issued and outstanding stock of RLC in exchange for $0.4 million in gross cash proceeds. We incurred an insignificant amount of legal costs associated with the disposition of this business. As part of the disposition, we derecognized $1.4 million of goodwill related to RLC. As a result of this disposition, we also recognized an insignificant foreign currency translation loss in our consolidated statement of comprehensive income. Overall, this transaction, including costs associated with the disposition and the recognition of an insignificant foreign currency translation gain, resulted in a $2.0 million loss, which was recorded in other income (expense), net in our consolidated statement of comprehensive income for the year ended December 31, 2015. The disposition of RLC did not qualify for reporting as a discontinued operation since the transaction did not represent a strategic shift in our operations.

2017 Form 10-K	99

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

20. Restructuring
During 2017, in an effort to improve operating efficiency and further our organizational objectives, we initiated a plan to relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers. We are currently evaluating the total before-tax restructuring costs we expect to incur as a result of this plan through 2019. Restructuring costs expected to be incurred consist primarily of costs to terminate existing lease agreements. For the year ended December 31, 2017, we incurred restructuring costs of $0.8 million related to the termination of our lease for office space in Emeryville, CA.
The following table summarizes our restructuring costs as of December 31, 2017:

	Total costs incurred during the year ended	Included in accrued expenses and other liabilities at
(in thousands)	December 31, 2017	December 31, 2017
By component:
Contract termination costs	$794	$585
Total	$794	$585

2017 Form 10-K	100

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

Changes in Internal Control Over Financial Reporting
No change in internal control over financial reporting occurred during the fiscal quarter ended December 31, 2017 with respect to our operations that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Although we do not believe it materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, we note that we acquired JustGiving in the fourth quarter of 2017.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

2017 Form 10-K	101

Blackbaud, Inc.

Attestation Report of Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.

102	2017 Form 10-K

Blackbaud, Inc.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Meetings of the Board and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2018 Annual Meeting of Stockholders expected to be held on June 12, 2018, except for the identification of executive officers of the Registrant which is set forth in Part I of this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information under the captions "Director Compensation," “Executive Compensation,” “Compensation Discussion and Analysis,” “Summary Compensation Table” and "CEO Pay Ratio" contained in Blackbaud’s Proxy Statement for the 2018 Annual Meeting of Stockholders expected to be held on June 12, 2018.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from information under the captions “Stock Ownership” and “Equity Compensation Plan Information” contained in Blackbaud’s Proxy Statement for the 2018 Annual Meeting of Stockholders expected to be held on June 12, 2018.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information under the captions “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2018 Annual Meeting of Stockholders expected to be held on June 12, 2018.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2018 Annual Meeting of Stockholders expected to be held on June 12, 2018.

2017 Form 10-K	103

Blackbaud, Inc.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are included as part of the Annual Report on Form 10-K:

1.	Financial statements
See the "Index to consolidated financial statements" in Part II Item 8 of this report.

2.	Financial statement schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements thereto.

3.	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this report:

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1		Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1
2.2		Stock Purchase Agreement dated January 16, 2007 by and among Target Software, Inc., Target Analysis Group, Inc., all of the stockholders of Target Software, Inc. and Target Analysis Group, Inc., Charles Longfield, as stockholder representative, and Blackbaud, Inc.	8-K	1/18/2007	2.2
2.3		Agreement and Plan of Merger dated as of May 29, 2008 by and among Blackbaud, Inc., Eucalyptus Acquisition Corporation and Kintera, Inc.	8-K	5/30/2008	2.3
2.4		Share Purchase Agreement dated as of April 29, 2009 between RLC Group B.V., as the Seller, and Blackbaud, Inc., as the Purchaser	10-Q	8/7/2009	10.42
2.5	*	Stock Purchase Agreement dated as of February 1, 2011 by and among Public Interest Data, Inc., all for the stockholders of Public Interest Data, Inc., Stephen W. Zautke, as stockholder representative and Blackbaud, Inc.	10-Q	5/10/2011	2.3
2.6		Agreement and Plan of Merger dated as of January 16, 2012 by and among Blackbaud, Inc., Caribou Acquisition Corporation and Convio, Inc.	8-K	1/17/2012	2.4
2.7		Stock Purchase Agreement dated as of October 6, 2011 by and among Everyday Hero Pty. Ltd., all of the stockholders of Everyday Hero Pty. Ltd., Nathan Betteridge as stockholder representative and Blackbaud Pacific Pty. Ltd.	10-K	2/29/2012	2.7
2.8		Purchase Agreement, dated August 30, 2014, by and among MicroEdge Holdings, LLC, Blackbaud, Inc, direct and indirect holders of all of the outstanding equity interests of MicroEdge Holdings, LLC, and VFF I AIV I, L.P., as Sellers’ Representative.	8-K	10/2/2014	10.76

104	2017 Form 10-K

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.9		Unit Purchase Agreement, dated as of August 10, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.78
2.10		Amendment, Consent and Waiver, Agreement dated as of October 2, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.79
3.4		Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009
3.5		Amended and Restated Bylaws of Blackbaud, Inc.	8-K	3/22/2011	3.4
10.6	†	Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1/A	4/6/2004	10.6
10.8	†	Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1/A	4/6/2004	10.8
10.20	†	Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	6/20/2006	10.20
10.26	†	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.26
10.27	†	Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.27
10.33	†	Blackbaud, Inc. 2008 Equity Incentive Plan	DEF 14A	4/29/2008	Appendix A
10.34	†	Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.34
10.35	†	Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.35
10.36	†	Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.36
10.37	†**	Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.2
10.38	†**	Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.3
10.39	†	Form of Retention Agreement	10-Q	11/10/2008	10.37
10.40		Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/2008	10.37
10.41	†	Blackbaud, Inc. 2009 Equity Compensation Plan for Employees from Acquired Companies	S-8	7/2/2009	10.41
10.49	†	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Charlie Cumbaa	10-Q	11/8/2011	10.49
10.50	†	Employment Agreement dated June 25, 2008 between Blackbaud, Inc. and Kevin Mooney	10-Q	11/8/2011	10.50

2017 Form 10-K	105

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.55	†	Employment Agreement dated November 14, 2011 between Blackbaud, Inc. and Anthony W. Boor	10-K	2/29/2012	10.55
10.59	†***	Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements	S-1/A	3/19/2010	10.1
10.60	†***	Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger)	8-K	2/28/2011	10.1
10.61	†***	Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement	8-K	2/28/2011	10.2
10.62	†***	Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements	S-1	1/22/2010	10.2
10.63	†	Blackbaud, Inc. 2008 Equity Incentive Plan, as amended	8-K	6/26/2012	10.59
10.64	†	Amendment to the Blackbaud, Inc. 2008 Equity Incentive Plan	8-K	6/26/2012	10.60
10.65	†	Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor and Kevin W. Mooney	10-K	2/27/2013	10.65
10.66		Lease Amendment and Remediation Agreement entered into as of March 22, 2013, by and between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC.	8-K	3/28/2013	10.66
10.70	†	Letter Agreement dated October 23, 2013 between Blackbaud, Inc. and Anthony W. Boor	8-K	10/25/2013	10.70
10.71	†	Offer Letter Agreement dated November 7, 2013 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/26/2014	10.71
10.72	†	Employment and Noncompetition Agreement dated November 8, 2013 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/26/2014	10.72
10.81	†	Amended and Restated Employment and Noncompetition Agreement dated December 9, 2015 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/24/2016	10.81
10.82	†	Offer Letter Agreement between Blackbaud, Inc. and Brian E. Boruff	10-Q	5/4/2016	10.82
10.83	†	Employee Agreement between Blackbaud, Inc. and Brian E. Boruff	10-Q	5/4/2016	10.83
10.84		Lease Agreement dated May 16, 2016 between Blackbaud, Inc. and HPBB1, LLC	10-Q	8/4/2016	10.84
10.85	†	Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan	DEF 14A	4/26/2016	Appendix C
10.86	†	Form of Retention Agreement dated April 19, 2016 between Blackbaud, Inc. and Brian E. Boruff	10-Q	11/10/2008	10.37
10.87		First Amendment to Lease Agreement, dated as of August 22, 2016, between HPBB1, LLC and Blackbaud, Inc.	10-Q	11/4/2016	10.87

106	2017 Form 10-K

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.88	†	Form of Employment Agreement between Blackbaud, Inc. and each of John J. Mistretta and Jon W. Olson	10-K	2/27/2013	10.65
10.89	†	Form of Retention Agreement between Blackbaud, Inc. and each of John. J. Mistretta and Jon W. Olson	10-Q	11/10/2008	10.37
10.90		Credit Agreement, dated as of June 2, 2017, by and among Blackbaud, Inc. and certain of its subsidiaries, as Borrowers, the lenders referred to therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, PNC Bank, National Association, as Syndication Agent, and Wells Fargo Bank, National Association and Regions Bank, as Co-Documentation Agents, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC, Wells Fargo Securities, LLC and Regions Capital Markets, a division of Regions Bank, as Joint Lead Arrangers and Joint Bookrunners.	8-K	6/5/2017	10.90
10.91		Pledge Agreement, dated as of June 2, 2017, by Blackbaud, Inc. in favor of Bank of America, N.A., as administrative agent, for the ratable benefit of itself and the secured parties referred to therein.	8-K	6/5/2017	10.91
10.92		Form of Retention Agreement dated as of August 1, 2017 between Blackbaud, Inc. and each of Anthony W. Boor, Kevin W. Mooney, Brian E. Boruff and Jon W. Olson.	10-Q	8/4/2017	10.92
10.93		Second Amendment to Lease Agreement, dated as of May 18, 2017, between HPBB1, LLC and Blackbaud, Inc.	10-K	2/20/2018	10.93	X
10.94		Third Amendment to Lease Agreement, dated as of December 11, 2017, between HPBB1, LLC and Blackbaud, Inc.	10-K	2/20/2018	10.94	X
21.1		Subsidiaries of Blackbaud, Inc.				X
23.1		Consent of Independent Registered Public Accounting Firm				X
31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

2017 Form 10-K	107

Blackbaud, Inc.

Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
101.INS	****	XBRL Instance Document				X
101.SCH	****	XBRL Taxonomy Extension Schema Document				X
101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

†	Indicates management contract or compensatory plan, contract or arrangement.
ITEM 16. Form 10-K Summary
Not applicable.

108	2017 Form 10-K

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackbaud, Inc.

Signed:	February 20, 2018	/S/ MICHAEL P. GIANONI
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/ MICHAEL P. GIANONI	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	February 20, 2018
Michael P. Gianoni

/S/ ANTHONY W. BOOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 20, 2018
Anthony W. Boor

/S/ ANDREW M. LEITCH	Chairman of the Board of Directors	Date:	February 20, 2018
Andrew M. Leitch

/S/ TIMOTHY CHOU	Director	Date:	February 20, 2018
Timothy Chou

/S/ GEORGE H. ELLIS	Director	Date:	February 20, 2018
George H. Ellis

/S/ THOMAS R. ERTEL	Director	Date:	February 20, 2018
Thomas R. Ertel

/S/ SARAH E. NASH	Director	Date:	February 20, 2018
Sarah E. Nash

/S/ JOYCE M. NELSON	Director	Date:	February 20, 2018
Joyce M. Nelson

/S/ PETER J. KIGHT	Director	Date:	February 20, 2018
Peter J. Kight

2017 Form 10-K	109