Form 10-Q
period 2018-03-31
BLACKBAUD INC
filed 2018-05-04
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO  ☑
The number of shares of the registrant’s Common Stock outstanding as of April 25, 2018 was 48,525,896.

First Quarter 2018 Form 10-Q	1

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
Important factors that could cause actual results to differ materially from our expectations expressed in forward-looking statements include, but are not limited to, those summarized under “Item 1A. Risk factors” and elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our other SEC filings. Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statement, whether as a result of new information, future events or otherwise.

2	First Quarter 2018 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Consolidated balance sheets (Unaudited)
(dollars in thousands)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$25,013	$29,830
Restricted cash due to customers	170,792	610,344
Accounts receivable, net of allowance of $5,480 and $5,141 at March 31, 2018 and December 31, 2017, respectively	88,911	95,679
Customer funds receivable	6,373	1,536
Prepaid expenses and other current assets	68,474	61,978
Total current assets	359,563	799,367
Property and equipment, net	44,647	42,243
Software development costs, net	57,062	54,098
Goodwill	537,433	530,249
Intangible assets, net	306,776	314,651
Other assets	62,453	57,238
Total assets	$1,367,934	$1,797,846
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$23,619	$24,693
Accrued expenses and other current liabilities	40,113	54,399
Due to customers	177,165	611,880
Debt, current portion	8,576	8,576
Deferred revenue, current portion	254,877	275,063
Total current liabilities	504,350	974,611
Debt, net of current portion	458,592	429,648
Deferred tax liability	48,080	48,023
Deferred revenue, net of current portion	5,075	3,643
Other liabilities	7,516	5,632
Total liabilities	1,023,613	1,461,557
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 59,233,843 and 58,551,761 shares issued at March 31, 2018 and December 31, 2017, respectively	59	59
Additional paid-in capital	362,113	351,042
Treasury stock, at cost; 10,710,248 and 10,475,794 shares at March 31, 2018 and December 31, 2017, respectively	(261,710)	(239,199)
Accumulated other comprehensive income (loss)	7,041	(642)
Retained earnings	236,818	225,029
Total stockholders’ equity	344,321	336,289
Total liabilities and stockholders’ equity	$1,367,934	$1,797,846

The accompanying notes are an integral part of these consolidated financial statements.

First Quarter 2018 Form 10-Q	3

Blackbaud, Inc. Consolidated statements of comprehensive income (Unaudited)
(dollars in thousands, except per share amounts)	Three months ended March 31,
	2018	2017
Revenue
Recurring	$180,846	$160,047
One-time services and other	23,338	25,025
Total revenue	204,184	185,072
Cost of revenue
Cost of recurring	69,079	63,875
Cost of one-time services and other	18,958	21,607
Total cost of revenue	88,037	85,482
Gross profit	116,147	99,590
Operating expenses
Sales, marketing and customer success	45,477	40,997
Research and development	25,958	22,706
General and administrative	25,051	21,923
Amortization	1,269	691
Restructuring	811	—
Total operating expenses	98,566	86,317
Income from operations	17,581	13,273
Interest expense	(3,517)	(2,377)
Other income, net	160	286
Income before provision for income taxes	14,224	11,182
Income tax benefit	(3,527)	(1,960)
Net income	$17,751	$13,142
Earnings per share
Basic	$0.38	$0.28
Diluted	$0.37	$0.28
Common shares and equivalents outstanding
Basic weighted average shares	47,019,603	46,501,761
Diluted weighted average shares	48,009,395	47,482,840
Dividends per share	$0.12	$0.12
Other comprehensive income
Foreign currency translation adjustment	6,437	152
Unrealized gain on derivative instruments, net of tax	1,079	182
Total other comprehensive income	7,516	334
Comprehensive income	$25,267	$13,476

The accompanying notes are an integral part of these consolidated financial statements.

4	First Quarter 2018 Form 10-Q

Blackbaud, Inc. Consolidated statements of cash flows (Unaudited)
	Three months ended March 31,
(dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$17,751	$13,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,820	18,091
Provision for doubtful accounts and sales returns	1,774	2,738
Stock-based compensation expense	11,092	9,294
Deferred taxes	902	592
Amortization of deferred financing costs and discount	188	239
Other non-cash adjustments	(197)	(243)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	5,088	(4,027)
Prepaid expenses and other assets	(10,052)	(3,195)
Trade accounts payable	(1,655)	(1,267)
Accrued expenses and other liabilities	(14,092)	(15,536)
Deferred revenue	(18,866)	(7,064)
Net cash provided by operating activities	11,753	12,764
Cash flows from investing activities
Purchase of property and equipment	(5,771)	(2,719)
Capitalized software development costs	(7,103)	(6,583)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(5,036)	59
Net cash used in investing activities	(17,910)	(9,243)
Cash flows from financing activities
Proceeds from issuance of debt	81,700	67,600
Payments on debt	(52,875)	(53,794)
Employee taxes paid for withheld shares upon equity award settlement	(22,511)	(14,828)
Proceeds from exercise of stock options	9	11
Change in due to customers	(434,640)	(195,999)
Change in customer funds receivable	(4,783)	—
Dividend payments to stockholders	(5,825)	(5,765)
Net cash used in financing activities	(438,925)	(202,775)
Effect of exchange rate on cash, cash equivalents, and restricted cash	713	26
Net decrease in cash, cash equivalents, and restricted cash	(444,369)	(199,228)
Cash, cash equivalents, and restricted cash, beginning of period	640,174	370,673
Cash, cash equivalents, and restricted cash, end of period	$195,805	$171,445
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$25,013	$29,830
Restricted cash due to customers	170,792	610,344
Total cash, cash equivalents and restricted cash in the statement of cash flows	$195,805	$640,174

The accompanying notes are an integral part of these consolidated financial statements.

First Quarter 2018 Form 10-Q	5

Blackbaud, Inc. Consolidated statement of stockholders' equity (Unaudited)
(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive Income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2017	58,551,761	$59	$351,042	$(239,199)	$(642)	$225,029	$336,289
Net income	—	—	—	—	—	17,751	17,751
Payment of dividends	—	—	—	—	—	(5,825)	(5,825)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	279,422	—	9	—	—	—	9
Employee taxes paid for 234,454 withheld shares upon equity award settlement	—	—	—	(22,511)	—	—	(22,511)
Stock-based compensation	—	—	11,062	—	—	30	11,092
Restricted stock grants	437,878	—	—	—	—	—	—
Restricted stock cancellations	(35,218)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	7,516	—	7,516
Reclassification upon early adoption of ASU 2018-02	—	—	—	—	167	(167)	—
Balance at March 31, 2018	59,233,843	$59	$362,113	$(261,710)	$7,041	$236,818	$344,321

The accompanying notes are an integral part of these consolidated financial statements.

6	First Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, healthcare institutions and individual change agents—we connect and empower organizations to increase their impact through software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing, and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada and the United Kingdom. As of March 31, 2018, we had over 40,000 customers.

2. Basis of Presentation
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, and other forms filed with the SEC from time to time.
Reclassifications
Our revenue from "subscriptions" and "maintenance" and a portion of our "services and other" revenue have been combined within "recurring" revenue beginning in 2018. In order to provide comparability between periods presented, those amounts of revenue have been combined within "recurring" revenue in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period. Similarly, "cost of subscriptions" and "cost of maintenance" and a portion of "cost of services and other" have been combined within "cost of recurring" in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period. "Services and other" revenue has been renamed as "one-time services and other" and consists of revenue that did not meet the description of "recurring" revenue in the consolidated statements of comprehensive income.
Basis of consolidation
The consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reportable segment
We report our operating results and financial information in one operating and reportable segment. Our chief operating decision maker uses consolidated financial information to make operating decisions, assess financial performance and allocate resources. Our chief operating decision maker is our chief executive officer ("CEO").

First Quarter 2018 Form 10-Q	7

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Recently adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 replaces most previous revenue recognition guidance in GAAP and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts.
We adopted ASU 2014-09 as of January 1, 2018 utilizing the full retrospective method of transition, which requires that the standard be applied to all periods presented. The impact of adopting ASU 2014-09 on our total revenues for 2017 and 2016 was not material. The primary impacts of adopting ASU 2014-09 relate to the deferral of incremental commission and other costs of obtaining contracts with customers and the increase to the amortization period for those costs. Previously, we deferred only direct and incremental commission costs to obtain a contract and amortized those costs over the contract term, generally three years, as the revenue was recognized. Under the new standard, we defer all incremental commission and related fringe benefit costs to obtain a contract and amortize these costs in a manner that aligns with the expected period of benefit. We utilized the 'portfolio approach' practical expedient in ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics because the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. Using the 'portfolio approach' and taking into consideration our customer contracts, our technology and other factors, we determined the expected period of benefit to be five years. We do not generally pay commissions for contract renewals.
Select adjusted unaudited financial statement information, which reflects our adoption of ASU 2014-09 is set forth below.

Consolidated balance sheets:
	As of December 31, 2017
(dollars in thousands)	As Reported	Adjustments	As Adjusted
Accounts receivable, net of allowance	$96,293	$(614)	$95,679
Prepaid expenses and other current assets	$56,099	$5,879	$61,978
Other assets	$24,083	$33,155	$57,238
Deferred revenue, current portion	$276,456	$(1,393)	$275,063
Deferred tax liability	$37,597	$10,426	$48,023
Retained earnings	$195,649	$29,380	$225,029

Consolidated statements of comprehensive income:
	Three months ended March 31, 2017
(dollars in thousands, except per share amounts)	As Reported(1)	Adjustments	As Adjusted
Revenue
Recurring	$151,960	$8,087	$160,047
One-time services and other	31,661	(6,636)	25,025
Total revenue	$183,621	$1,451	$185,072
Cost of Revenue
Recurring	$60,908	$2,967	$63,875
One-time services and other	24,574	(2,967)	21,607
Total cost of revenue	$85,482	$—	$85,482
Operating expenses
Sales, marketing and customer success	$42,240	$(1,243)	$40,997
Net income	$11,511	$1,631	$13,142
Basic earnings per share	$0.25	$0.03	$0.28
Diluted earnings per share	$0.24	$0.04	$0.28

(1)	See the discussion of our reclassifications of previously reported revenue and costs of revenue above.

8	First Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Our adoption of ASU 2014-09 had no impact on our net cash provided by or used in operating, investing or financing activities for any of the periods reported.
Except for the accounting policies for revenue recognition and deferred commissions (herein referred to as "costs of obtaining contracts") that were updated as a result of adopting ASU 2014-09, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018, that have had a material impact on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “Tax Act”) signed into law in December 2017. We early adopted ASU 2018-02 effective January 1, 2018 and recorded an insignificant reclassification for the stranded tax effects resulting from the Tax Act from accumulated other comprehensive loss to retained earnings.
Summary of significant accounting policies
Revenue Recognition
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud-based and hosted environments; (ii) providing payment and transaction services; (iii) providing software maintenance and support services; and (iv) providing professional services, including implementation, consulting, training, analytic and other services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.
Recurring
Recurring revenue represents stand-ready performance obligations in which we are making our solutions or services available to our customers continuously over time or the value of the contract renews. Therefore, recurring revenue is generally recognized over time on a ratable basis over the contract term, beginning on the date that the solution or service is made available to the customer. Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter, billed annually in advance and non-cancelable.
Recurring revenue is comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud-based solutions, hosting services, online training programs, subscription-based analytic services, such as donor acquisitions and data enrichment, and payment services. Recurring revenue also includes fees from maintenance services for our on-premises solutions, services included in our renewable subscription contracts, subscription-based contracts for professional services and variable transaction revenue associated with the use of our solutions.
Our payment services are offered with the assistance of third-party vendors. In general, when we are the principal in a transaction based on the factors identified in ASC 606-10-55-36 through 55-40, we record the revenue and related costs on a gross basis. Otherwise, we net the cost of revenue associated with the service against the gross revenue (amount billed to the customer) and record the net amount as revenue. For payment and transaction services, we have the right to invoice the customer in an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenue for these services over time based on the amount billable to the customer in accordance with the 'as invoiced' practical expedient in ASC 606-10-55-18.

First Quarter 2018 Form 10-Q	9

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

One-time services and other
One-time services and other revenue primarily consists of fees for one-time consulting, analytic and onsite training services.
We generally bill consulting services based on hourly rates plus reimbursable travel-related expenses. Fixed price consulting engagements are generally billed as milestones towards completion are reached. Revenue for all consulting services is recognized over time as the services are performed.
We generally recognize analytic services revenue from donor prospect research engagements, the sale of lists of potential donors, data enrichment engagements and benchmarking studies at a point in time (upon delivery).
We sell training at a fixed rate for each specific class at a per attendee price or at a packaged price for several attendees, and recognize the related revenue upon the customer attending and completing training.
Contracts with multiple performance obligations
Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of our solutions and services are typically estimated based on observable transactions when the solutions or services are sold on a standalone basis.
Costs of obtaining contracts, contract assets and deferred revenue
We pay sales commissions at the time contracts with customers are signed or shortly thereafter, depending on the size and duration of the sales contract. Sales commissions and related fringe benefits earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized in a manner that aligns with the expected period of benefit, which we have determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, including renewals, retention, our technology and other factors. We do not generally pay commissions for contract renewals. The related amortization expense is included in sales, marketing and customer success expense in our consolidated statements of comprehensive income.
Amounts recognized as revenue in excess of amounts billed are recorded as contract assets within prepaid expenses and other current assets on our consolidated balance sheets. To the extent that our customers are billed for our solutions and services in advance of us satisfying the related performance obligations, we record such amounts in deferred revenue.
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

10	First Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

3. Goodwill and Other Intangible Assets
The change in goodwill during the three months ended March 31, 2018, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2017	$530,249
Additions related to current year business combinations	4,591
Adjustments related to prior year business combinations	(113)
Effect of foreign currency translation	2,706
Balance at March 31, 2018	$537,433

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2018	2017
Numerator:
Net income	$17,751	$13,142
Denominator:
Weighted average common shares	47,019,603	46,501,761
Add effect of dilutive securities:
Stock-based awards	989,792	981,079
Weighted average common shares assuming dilution	48,009,395	47,482,840
Earnings per share:
Basic	$0.38	$0.28
Diluted	$0.37	$0.28

Anti-dilutive shares excluded from calculations of diluted earnings per share	24	199,199

First Quarter 2018 Form 10-Q	11

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

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
Recurring fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of March 31, 2018
Financial assets:
Derivative instruments	$—	$2,978	$—	$2,978
Total financial assets	$—	$2,978	$—	$2,978

Fair value as of March 31, 2018
Financial liabilities:
Derivative instruments	$—	$229	$—	$229
Total financial liabilities	$—	$229	$—	$229

Fair value as of December 31, 2017
Financial assets:
Derivative instruments	$—	$1,283	$—	$1,283
Total financial assets	$—	$1,283	$—	$1,283

Our derivative instruments within the scope of ASC 815, Derivatives and Hedging, are required to be recorded at fair value. Our derivative instruments that are recorded at fair value include interest rate swaps.
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.
We believe the carrying amounts of our cash and cash equivalents, restricted cash due to customers, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at March 31, 2018 and December 31, 2017, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at March 31, 2018 and December 31, 2017, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the three months ended March 31, 2018. Additionally, we did not hold any Level 3 assets or liabilities during the three months ended March 31, 2018.

12	First Quarter 2018 Form 10-Q

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
There were no non-recurring fair value adjustments to intangible assets and goodwill during the three months ended March 31, 2018, except for an insignificant business combination accounting adjustment to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date from updated information obtained during the measurement period. See Note 3 to these consolidated financial statements for additional details. The measurement period of a business combination may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

6. Consolidated Financial Statement Details
Prepaid expenses and other assets

(dollars in thousands)	March 31, 2018	December 31, 2017
Costs of obtaining contracts(1)	$79,538	$77,312
Prepaid software maintenance and subscriptions	19,476	17,402
Taxes, prepaid and receivable	14,674	10,548
Derivative instruments	2,978	1,283
Contract assets	3,533	3,136
Security deposits	2,706	2,305
Other assets	8,022	7,230
Total prepaid expenses and other assets	130,927	119,216
Less: Long-term portion	62,453	57,238
Prepaid expenses and other current assets	$68,474	$61,978

(1)	Amortization expense from costs of obtaining contracts was $8.5 million for the three months ended March 31, 2018.

First Quarter 2018 Form 10-Q	13

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Accrued expenses and other liabilities

(dollars in thousands)	March 31, 2018	December 31, 2017
Accrued bonuses	$7,372	$16,743
Accrued commissions and salaries	6,701	6,943
Lease incentive obligations	4,434	4,635
Customer credit balances	3,400	4,652
Deferred rent liabilities	4,982	4,548
Taxes payable	3,465	5,517
Unrecognized tax benefit	3,692	1,972
Accrued vacation costs	2,277	2,458
Accrued health care costs	2,975	2,615
Other liabilities	8,331	9,948
Total accrued expenses and other liabilities	47,629	60,031
Less: Long-term portion	7,516	5,632
Accrued expenses and other current liabilities	$40,113	$54,399

7. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Credit facility:
Revolving credit loans	$173,700	$143,000	3.26%	2.84%
Term loans	294,375	296,250	3.24%	2.64%
Other debt	1,076	1,076	4.50%	4.50%
Total debt	469,151	440,326	3.25%	2.71%
Less: Unamortized discount and debt issuance costs	1,983	2,102
Less: Debt, current portion	8,576	8,576	3.30%	3.03%
Debt, net of current portion	$458,592	$429,648	3.25%	2.71%

In June 2017, we entered into a five-year $700.0 million senior credit facility (the "2017 Credit Facility"). As of March 31, 2018, the required annual maturities related to the 2017 Credit Facility and other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2018 - remaining	$6,701
2019	7,500
2020	7,500
2021	7,500
2022	439,950
Thereafter	—
Total required maturities	$469,151

14	First Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

8. Derivative Instruments
Cash flow hedges
We generally use derivative instruments to manage our variable interest rate risk. In July 2017, we entered into an interest rate swap agreement (the "July 2017 Swap Agreement"), which effectively converts portions of our variable rate debt under our credit facility to a fixed rate for the term of the July 2017 Swap Agreement. The notional value of the July 2017 Swap Agreement was $150.0 million with an effective date beginning in July 2017 through July 2021. We designated the July 2017 Swap Agreement as a cash flow hedge at the inception of the contract.
In February 2018, we entered into an additional interest rate swap agreement (the "February 2018 Swap Agreement"), which effectively converts portions of our variable rate debt under our credit facility to a fixed rate for the term of the February 2018 Swap Agreement. The notional value of the February 2018 Swap Agreement was $50.0 million with an effective date beginning in February 2018 through June 2021. We designated the February 2018 Swap Agreement as a cash flow hedge at the inception of the contract.
The fair values of our derivative instruments were as follows as of:

		Asset Derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	March 31, 2018	December 31, 2017	Balance sheet location	March 31, 2018	December 31, 2017
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$—	$145	Accrued expenses and other current liabilities	$—	$—
Interest rate swaps, long-term portion	Other assets	2,978	1,138	Other liabilities	229	—
Total derivative instruments designated as hedging instruments		$2,978	$1,283		$229	$—

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	March 31, 2018		Three months ended March 31, 2018
Interest rate swaps	$2,748	Interest expense	$20

	March 31, 2017		Three months ended March 31, 2017
Interest rate swaps	$343	Interest expense	$(119)

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive income as of March 31, 2018 that is expected to be reclassified into earnings within the next twelve months is insignificant. There were no ineffective portions of our interest rate swap derivatives during the three months ended March 31, 2018 and 2017. See Note 12 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.

First Quarter 2018 Form 10-Q	15

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

9. Commitments and Contingencies
Leases
Total rent expense was $4.0 million for the three months ended March 31, 2018 and 2017.
Other commitments
The term loans under the 2017 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2018, the remaining aggregate minimum purchase commitment under these arrangements was approximately $68.7 million through 2023.
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
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business. We make a provision for a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, we have determined as of March 31, 2018, that no provision for liability nor disclosure is required related to any claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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

16	First Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

10. Income Taxes
Our income tax benefit and effective income tax rates, including the effects of period-specific events, were:

	Three months ended March 31,
(dollars in thousands)	2018	2017
Income tax benefit	$(3,527)	$(1,960)
Effective income tax rate	(24.8)%	(17.5)%

The decrease in our effective income tax rate during the three months ended March 31, 2018, when compared to the same period in 2017, was primarily due to the impact of the discrete benefit to income tax expense relating to stock-based compensation items, calculated prior to the impact of the U.S. federal corporate tax rate change as a result of the Tax Act. This favorable impact was attributable to an increase in the market price for shares of our common stock, as reported by the Nasdaq Stock Market LLC ("Nasdaq"), as well as an increase in the number of stock awards that vested and were exercised. Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter. This discrete benefit to income tax expense relating to stock-based compensation during the three months ended March 31, 2018 was reduced as a result of the decrease in the U.S. corporate tax rate.
The decrease in our effective income tax rate during the three months ended March 31, 2018, as compared to the same period in 2017, was also attributable to the impact of the lower U.S. federal corporate tax rate on pre-tax income.
In December 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three months ended March 31, 2018, the Company obtained additional information affecting the provisional amount calculated for the transition tax as of December 31, 2017, however, the Company determined that the transition tax is still insignificant.
The Tax Act eliminates the exceptions for performance-based compensation and CFO compensation from the 162(m) calculation. A transition rule allows for the grandfathering of performance-based compensation pursuant to a written binding contract in effect as of November 2, 2017. While there is negative discretion inherent in our performance-based compensation plans, it is our position that the intent is for historic contracts to be written and binding. As a result, we have not adjusted the ending estimated deferred tax assets for the performance-based stock compensation or the bonus accrual in our 2018 income tax provision.
Our estimates of the impact of the Tax Act may change due to a number of additional considerations including, but not limited to, the issuance of additional regulations or guidance and our ongoing analysis of the new law. Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete.

First Quarter 2018 Form 10-Q	17

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

11. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended March 31,
(dollars in thousands)	2018	2017
Included in cost of revenue:
Cost of recurring	$452	$380
Cost of one-time services and other	643	411
Total included in cost of revenue	1,095	791
Included in operating expenses:
Sales, marketing and customer success	1,825	1,439
Research and development	2,136	1,717
General and administrative	6,036	5,347
Total included in operating expenses	9,997	8,503
Total stock-based compensation expense	$11,092	$9,294

12. Stockholders' Equity
Dividends
Our Board of Directors has adopted a dividend policy, which provides for the distribution to stockholders of a portion of cash generated by us that is in excess of operational needs and capital expenditures. The 2017 Credit Facility limits the amount of dividends payable and certain state laws restrict the amount of dividends distributed.
In February 2018, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the three months ended March 31, 2018.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 6, 2018	$0.12	February 28	March 15
On April 30, 2018, our Board of Directors declared a second quarter dividend of $0.12 per share payable on June 15, 2018 to stockholders of record on May 25, 2018.

18	First Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended March 31,
(dollars in thousands)	2018	2017
Accumulated other comprehensive loss, beginning of period	$(642)	$(604)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income balance, beginning of period	$776	$25
Other comprehensive income before reclassifications, net of tax effects of $(392) and $(71)	1,094	110
Amounts reclassified from accumulated other comprehensive loss to interest expense	(20)	119
Tax benefit included in provision for income taxes	5	(47)
Total amounts reclassified from accumulated other comprehensive loss	(15)	72
Net current-period other comprehensive income	1,079	182
Reclassification upon early adoption of ASU 2018-02	167	—
Accumulated other comprehensive income balance, end of period	$2,022	$207
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(1,418)	$(629)
Translation adjustments	6,437	152
Accumulated other comprehensive income (loss) balance, end of period	5,019	(477)
Accumulated other comprehensive income (loss), end of period	$7,041	$(270)

13. Revenue Recognition
The prior period financial information presented below has been adjusted to reflect our adoption of ASU 2014-09.
Transaction price allocated to the remaining performance obligations
As of March 31, 2018, approximately $619 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (payment services and usage).
We also applied the practical expedient in ASC 606-10-65-1-(f)(3), whereby the transaction price allocated to the remaining performance obligations, or an explanation of when we expect to recognize that amount as revenue for all reporting periods presented before the date of the initial application, is not disclosed.

First Quarter 2018 Form 10-Q	19

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Contract balances
Our opening and closing balances of contract assets and deferred revenue were as follows:

(in thousands)	March 31, 2018	December 31, 2017
Contract assets	$3,533	$3,136
Total deferred revenue	259,952	278,706

Contract assets remained relatively unchanged during the first quarter of 2018. The decrease in deferred revenue during the first quarter of 2018 was primarily due to less billings for recurring revenue contracts. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals in our second and fourth quarters as compared to our first and third quarters. The amount of revenue recognized during the first quarter of 2018 that was included in the deferred revenue balance at the beginning of the period was approximately $123 million. The amount of revenue recognized during the first quarter of 2018 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud-based solutions and related services in two primary geographical markets: to customers in the United States, and to customers located outside of the United States. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended March 31,
(dollars in thousands)	2018	2017
United States	$175,923	$168,894
Other countries	28,261	16,178
Total revenue	$204,184	$185,072

The General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG") comprise our go-to-market organizations. The following is a description of each market group:

•	The GMG focuses on sales to all K-12 private schools, faith-based and arts and cultural organizations, as well as emerging and mid-sized prospects in North America;

•	The EMG focuses on sales to all healthcare and higher education institutions, corporations and foundations, as well as large and/or strategic prospects in North America; and

•	The IMG focuses on sales to all prospects and customers outside of North America.
The following table presents our revenue by market group:

	Three months ended March 31,
(dollars in thousands)	2018	2017
GMG	$94,665	$87,480
EMG	$90,063	$87,524
IMG	$18,324	$9,058
Other	$1,132	$1,010
Total revenue	$204,184	$185,072

20	First Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

14. Restructuring
During 2017, in an effort to further our organizational objectives including, improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers and prospects. Restructuring costs expected to be incurred consist primarily of costs to terminate existing lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as insignificant costs to relocate affected employees and write-off leasehold improvement assets that we will no longer use. We currently expect to incur before-tax restructuring costs associated with these activities of between $6.0 million and $8.0 million, with a significant portion of the remaining costs expected to be incurred through 2019. We also expect to incur employee severance costs related to the plan; however, these costs cannot be reasonably estimated at this time.
The following table summarizes our facilities optimization restructuring costs as of March 31, 2018:

	Costs incurred during the three months ended	Cumulative costs incurred as of
(in thousands)	March 31, 2018
By component:
Contract termination costs	$771	$1,366
Other costs	40	239
Total	$811	$1,605

The change in our liability related to our facilities optimization restructuring during the three months ended March 31, 2018, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2017			March 31, 2018
By component:
Contract termination costs	$691	$771	$(1,124)	$338
Other costs	—	40	(40)	—
Total	$691	$811	$(1,164)	$338

15. Subsequent Events

Reeher acquisition
On April 30, 2018, we acquired all of the outstanding equity securities, including all voting equity interests, of Reeher LLC, a Minnesota limited liability company (“Reeher”), pursuant to a securities purchase agreement. The acquisition expands our fundraising performance management capabilities and is intended to drive more effective fundraising and greater social good outcomes for our customers. We acquired the equity securities for an aggregate purchase price of $43.0 million, subject to certain adjustments set forth in the securities purchase agreement. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility. As a result of the acquisition, Reeher has become a wholly-owned subsidiary of ours. We will include the operating results of Reeher, as well as any goodwill arising from the acquisition, in our consolidated financial statements from the date of acquisition. During the three months ended March 31, 2018, we incurred insignificant acquisition-related expenses associated with the acquisition, which were recorded in general and administrative expense. Due to the timing of the transaction, the initial accounting for this acquisition, including the measurement of assets acquired, liabilities assumed and goodwill, is not complete and is pending detailed analyses of the facts and circumstances that existed as of the April 30, 2018 acquisition date.

First Quarter 2018 Form 10-Q	21

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, corporations, education institutions, healthcare institutions and individual change agents—we connect and empower organizations to increase their impact through software, services, expertise, and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing, and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada and the United Kingdom. As of March 31, 2018, we had over 40,000 customers.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud-based and hosted environments; (ii) providing payment and transaction services; (iii) providing software maintenance and support services; and (iv) providing professional services, including implementation, consulting, training, analytic and other services.
During the first quarter of 2018, we continued to execute on our four-point growth strategy targeted to drive an extended period of solution and service innovation, quality enhancement, increasing operating efficiency and financial performance:
Four-Point Growth Strategy

1.	Deliver Integrated and Open Solutions in the Cloud
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
We recently introduced Blackbaud Grantmaking™, our newest and most comprehensive grants management solution. Our next generation cloud offering for grantmaking evolves the experience previously available with a product we acquired with MicroEdge called GIFTS Online®. Blackbaud Grantmaking takes advantage of the rapid innovation, modern user experience, and enhanced capabilities made possible by our Blackbaud SKY® cloud platform.
We also recently announced the integration of AcademicWorks® with our Blackbaud SKY powered solutions, bolstering our customers' ability to grant and manage scholarships. Donors funding scholarships, for example, will now have improved visibility given the integration with our digital marketing solutions. Scholarship granting organizations are now able to seamlessly manage the financial tracking and reporting through integration with Financial Edge NXT®, and integration with Raiser's Edge NXT® ensures a holistic view of the donor and granted scholarship. This saves our customers time through automation, and provides them with a more robust set of tools to better enable their organizations for success. We're continuing to rapidly innovate in the cloud which is resulting in gains for both Blackbaud and our customers.

22	First Quarter 2018 Form 10-Q

Blackbaud, Inc.

2.	Drive Sales Effectiveness
We are making investments to increase the effectiveness of our sales organization, with a focus on enabling our expanded sales teams with the processes and tools to accelerate our revenue growth and improve productivity and effectiveness.
We have shifted to selling integrated cloud-solutions instead of individual point-solutions, which is a key competitive differentiator for our sales teams. Our focus is on driving improved productivity within our existing salesforce through common procedures, training, key operating metrics, compensation plans, and reporting. Our sales account executives now lead with a total-solution selling strategy, which we believe results in more products per customer, higher ASP's, and increased customer retention over the long-term. We believe that attaching training, analytics, and payments to a deal improves the customer experience, improves outcomes, drives retention, and extends the customer lifetime value.

3.	Expand TAM into Near Adjacencies through Acquisitions and Product Investments
We continue to evaluate compelling opportunities to acquire companies and acquire or build technologies and services. We are guided by our strategic acquisition criteria for considering attractive assets that expand our total addressable market ("TAM"), provide entry into new and near adjacencies, accelerate our shift to the cloud, accelerate revenue growth, are accretive to margins and present synergistic opportunities.
We have been executing this strategy for several years and have expanded our TAM by roughly $2 billion through acquired businesses over the last two years. During the second quarter of 2017, we acquired AcademicWorks, adding scholarship management and stewardship software to our portfolio. We quickly integrated their back office for consistency and scale and have expanded sales into Canada and the United Kingdom (the "UK") by integrating the solutions into our international sales channels.
During the fourth quarter of 2017, we acquired UK-based JustGiving, one of the world’s leading online giving platforms, broadening our ability to serve both individual donors and nonprofits. We are focused on integrating their operations and we remain active in the evaluation of future opportunities to expand our TAM through acquisitions and internal product development.

4.	Improve Operating Efficiency
We are focused on operational efficiency to strengthen the business and deliver improved profitability. We have made transformational changes in the business, including infrastructure investments, productivity initiatives, and organizational re-alignments, to drive us towards a more scalable operating model that creates efficiency and consistency in how we execute.
Over the last several years, we have created an operational excellence function inside of Blackbaud to focus on maximizing the effectiveness of the business through continuous improvement. We have different courses spanning different functions and levels within the company enabling all of our employees to take ownership of their roles and move the company forward. This has empowered our employees to improve their daily lives, advance the Blackbaud's strategic objectives, and ultimately drive more value to our customers. We have made significant strides to-date improving operating efficiency and we believe there is more opportunity ahead to further optimize the business.
During 2017, in an effort to further our organizational objectives including, improved operating efficiency, customer outcomes and employee satisfaction, we also initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers and prospects. Restructuring costs expected to be incurred consist primarily of costs to terminate existing lease agreements as well as contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan. We currently expect to incur before-tax restructuring costs associated with these activities of between $6.0 million and $8.0 million, with a significant portion of the remaining costs expected to be incurred through 2019. We also expect to incur employee severance costs related to the plan; however, these costs cannot be reasonably estimated at this time. We have incurred cumulative before-tax restructuring costs of $1.6 million related to this plan as of March 31, 2018. These restructuring activities are expected to result in future annual before-tax savings of between $3.0 million and $4.0 million beginning in 2020.

First Quarter 2018 Form 10-Q	23

Blackbaud, Inc.

Total revenue
	Three months ended March 31,
(dollars in millions)	2018	2017	Change
Total revenue	$204.2	$185.1	10.3%
The increase in total revenue during the three months ended March 31, 2018, when compared to the same period in 2017, was primarily driven by growth in recurring revenue as we continue to see strong demand from customers across our portfolio of cloud-based solutions. One-time services and other revenue declined during the three months ended March 31, 2018 due to our continued shift in focus towards selling cloud-based subscription solutions. In general, our cloud-based solutions include integrated analytic, training and payments services, and require less implementation services. As a result, we expect one-time services and other revenue to continue to be negatively impacted. In addition, we have also used promotions and discounts for our consulting services as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based subscriptions.

Income from operations
	Three months ended March 31,
(dollars in millions)	2018	2017	Change
Income from operations	$17.6	$13.3	32.5%
Income from operations increased during the three months ended March 31, 2018, when compared to the same period in 2017. The positive impact of growth in total revenue driven by recurring subscriptions outpaced the related costs and was partially offset primarily by investments we are making in our sales organization and customer success program and, to a lesser extent, increases in amortization of intangible assets from business combinations of $1.1 million and restructuring costs of $0.8 million.
Customer retention
Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud-based subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud-based solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides an accurate representation of our customers' overall behavior. For the twelve months ended March 31, 2018, approximately 93% of our customers with recurring revenue contracts were retained. This customer retention rate is relatively unchanged from our rate for the full year ended December 31, 2017. In the near term, our recurring revenue customer retention rate may modestly decrease driven by our efforts to rationalize our portfolio of solutions and migrate customers from legacy solutions towards our next generation cloud-based solutions.
Balance sheet and cash flow
At March 31, 2018, our cash and cash equivalents were $25.0 million and the carrying amount of our debt under the 2017 Credit Facility was $466.1 million. Our net leverage ratio was 2.19 to 1.00.
During the three months ended March 31, 2018, we generated $11.8 million in cash flow from operations, had a net increase in our borrowings of $28.8 million, returned $5.8 million to stockholders by way of dividends and had aggregate cash outlays of $12.9 million for purchases of property and equipment and capitalized software development costs. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations has been lowest in our first quarter.

24	First Quarter 2018 Form 10-Q

Blackbaud, Inc.

Recent development - Reeher acquisition
On April 30, 2018, we acquired all of the outstanding equity securities, including all voting equity interests, of Reeher LLC, a Minnesota limited liability company (“Reeher”), pursuant to a securities purchase agreement. The acquisition expands our fundraising performance management capabilities and is intended to drive more effective fundraising and greater social good outcomes for our customers. We acquired the equity securities for an aggregate purchase price of $43.0 million, subject to certain adjustments set forth in the securities purchase agreement. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility.

Results of Operations
Comparison of the three months ended March 31, 2018 and 2017
Reclassifications
Our revenue from "subscriptions" and "maintenance" and a portion of our "services and other" revenue have been combined within "recurring" revenue beginning in 2018. In order to provide comparability between periods presented, those amounts of revenue have been combined within "recurring" revenue in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period. Similarly, "cost of subscriptions" and "cost of maintenance" and a portion of "cost of services and other" have been combined within "cost of recurring" in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period. "Services and other" revenue has been renamed as "one-time services and other" and consists of revenue that did not meet the description of "recurring" revenue in the consolidated statements of comprehensive income.
Adoption of New Revenue Accounting Standard
On January 1, 2018, we adopted ASU 2014-09, using the full retrospective method of transition, which requires that the standard be applied to all periods presented. The impacts of adoption are reflected in the financial information herein. For additional details, see Note 2 to our consolidated financial statements in this report.

First Quarter 2018 Form 10-Q	25

Blackbaud, Inc.

Operating results

Recurring
	Three months ended March 31,
(dollars in millions)	2018	2017	Change
Recurring revenue	$180.8	$160.0	13.0%
Cost of recurring	69.1	63.9	8.1%
Recurring gross profit(1)	$111.8	$96.2	16.2%
Recurring gross margin	61.8%	60.1%

(1)	The individual amounts for each year may not sum to recurring gross profit due to rounding.
Recurring revenue is comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud-based solutions, hosting services, online training programs, subscription-based analytic services, such as donor acquisitions and data enrichment, and payment services. Recurring revenue also includes fees from maintenance services for our on-premises solutions, services included in our renewable subscription contracts, subscription-based contracts for professional services and variable transaction revenue associated with the use of our solutions.
Cost of recurring revenue is primarily comprised of compensation costs for customer support and production IT personnel, third-party contractor expenses, third-party royalty and data expenses, hosting expenses, allocated depreciation, facilities and IT support costs, amortization of intangible assets from business combinations, amortization of software development costs, transaction-based costs related to payments services including remittances of amounts due to third-parties and other costs incurred in providing support and recurring services to our customers.
We continue to experience growth in sales of our cloud-based solutions as we meet the demand of our customers that increasingly prefer cloud-based subscription offerings with integrated analytic, training and payment services. Recurring subscription contracts are typically for a term of three years at contract inception with one to three-year renewals thereafter. We intend to continue focusing on innovation, quality and integration of our cloud-based solutions, which we believe will drive future revenue growth.
The increase in recurring revenue during the three months ended March 31, 2018, when compared to the same period in 2017, was primarily due to strong demand across our portfolio of cloud-based solutions as revenue from subscriptions increased $26.2 million. To a much lesser extent, the inclusion of AcademicWorks and JustGiving contributed to the increase in recurring revenue. The favorable impact from subscriptions was partially offset by a $5.4 million decrease in maintenance revenue during the three months ended March 31, 2018, when compared to the same period in 2017.
The increase in cost of recurring revenue during the three months ended March 31, 2018, when compared to the same period in 2017, was primarily due to an increase in compensation costs of $4.2 million driven by resource additions that are directly related to generating recurring revenue as well as the inclusion of AcademicWorks and JustGiving.
The increase in recurring gross margin for the three months ended March 31, 2018, when compared to the same period in 2017, was primarily the result of the positive economics of new and migrating customers to our next generation cloud-based solutions, a one-time third-party refund related to our integrated payment services and accretive recent business acquisitions, as growth in recurring revenue outpaced the growth in related costs.

26	First Quarter 2018 Form 10-Q

Blackbaud, Inc.

One-time services and other
	Three months ended March 31,
(dollars in millions)	2018	2017	Change
One-time services and other revenue	$23.3	$25.0	(6.7)%
Cost of one-time services and other	19.0	21.6	(12.3)%
One-time services and other gross profit(1)	$4.4	$3.4	28.1%
One-time services and other gross margin	18.8%	13.7%

(1)	The individual amounts for each year may not sum to one-time services and other gross profit due to rounding.
One-time services and other revenue is comprised of fees for one-time consulting, analytic and onsite training services, as well as revenue from the sale of our software sold under perpetual license arrangements, fees from user conferences and third-party software referral fees.
Cost of one-time services and other is primarily comprised of compensation costs for professional services and onsite training personnel, other costs incurred in providing onsite customer training, third-party contractor expenses, data expense incurred to perform one-time analytic services, third-party software royalties, costs of user conferences, allocated depreciation, facilities and IT support costs and amortization of intangible assets from business combinations.
One-time services and other revenue decreased during the three months ended March 31, 2018, when compared to the same period in 2017, primarily due to decreases in one-time consulting and analytics revenue of $0.9 million and $0.6 million, respectively. We expect that the ongoing shift in our go-to-market strategy towards cloud-based subscription offerings, which generally include integrated analytics and require less implementation services, to negatively impact one-time services and other revenue. In addition, we have also used promotions and discounts for our consulting services as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based subscriptions.
Cost of one-time services and other decreased during the three months ended March 31, 2018, when compared to the same period in 2017, primarily due to a decrease in compensation costs, which is in line with the ongoing shift in our go-to-market strategy as discussed above. Productivity gains also contributed to the decrease in cost of one-time services and other.
One-time services and other gross margin increased during the three months ended March 31, 2018, when compared to the same period in 2017, primarily due to the declines in analytics and consulting revenue coupled with the larger reductions in costs of one-time services and other discussed above.

First Quarter 2018 Form 10-Q	27

Blackbaud, Inc.

Operating expenses

Sales, marketing and customer success
	Three months ended March 31,
(dollars in millions)	2018	2017	Change
Sales, marketing and customer success expense	$45.5	$41.0	10.9%
% of total revenue	22.3%	22.2%
Sales, marketing, and customer success expense includes compensation costs, variable-sales commissions, travel-related expenses, advertising and marketing materials, public relations costs, variable reseller commissions and allocated depreciation, facilities and IT support costs.
We continue to make investments to drive sales effectiveness, which is a component of our four-point growth strategy to accelerate revenue growth. We also continue investing in our customer success organization to drive customer outcomes, loyalty, retention, and referrals. The increase in sales, marketing, and customer success expense during the three months ended March 31, 2018, when compared to the same period in 2017, was primarily due to increases in compensation costs, commissions expense and advertising and marketing costs of $1.9 million, $1.1 million and $0.9 million, respectively. Compensation costs increased primarily due to incremental headcount associated with the increase in direct sales, marketing, and customer success efforts of our growing operations. The increase in commission expense was primarily driven by an increase in commissionable sales. Advertising and marketing costs increased as a result of our inclusion of JustGiving.
Sales, marketing and customer success expense as a percentage of total revenue remained relatively unchanged during the three months ended March 31, 2018, when compared to the same period in 2017.

Research and development
	Three months ended March 31,
(dollars in millions)	2018	2017	Change
Research and development expense(1)	$26.0	$22.7	14.3%
% of total revenue	12.7%	12.3%

(1)
Not included in research and development expense for the three months ended March 31, 2018 and 2017 were $6.9 million and $6.6 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those related to development of our next generation cloud-based solutions. Qualifying capitalized software development costs associated with our cloud-based solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years.

Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.
We continue to make investments to deliver integrated and open solutions in the cloud, which is a component of our four-point growth strategy to accelerate revenue growth. The increases in research and development expense in dollars and as a percentage of total revenue during the three months ended March 31, 2018, when compared to the same period in 2017, were primarily due to increases in compensation costs of $1.8 million and third-party contractor expenses of $1.4 million. The increase in compensation costs was primarily associated with the inclusion of JustGiving's engineering resources. The incremental third-party contractor expenses were intended to help drive our solution development efforts.

28	First Quarter 2018 Form 10-Q

Blackbaud, Inc.

General and administrative
	Three months ended March 31,
(dollars in millions)	2018	2017	Change
General and administrative expense	$25.1	$21.9	14.3%
% of total revenue	12.3%	11.8%
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
The increases in general and administrative expense in dollars and as a percentage of total revenue during the three months ended March 31, 2018, when compared to the same periods in 2017, were primarily due to an increase compensation costs of $3.1 million. The increase in compensation costs was primarily driven by a combination of higher employee benefits, stock-based compensation and salaries.
Restructuring
During 2017, in an effort to further our organizational objectives including, improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers and prospects. Restructuring costs expected to be incurred consist primarily of costs to terminate existing lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as insignificant costs to relocate affected employees and write-off leasehold improvement assets that we will no longer use. We currently expect to incur before-tax restructuring costs associated with these activities of between $6.0 million and $8.0 million, with a significant portion of the remaining costs expected to be incurred through 2019. We also expect to incur employee severance costs related to the plan; however, these costs cannot be reasonably estimated at this time. These restructuring activities are expected to result in improved operating efficiencies and future annual before-tax savings of between $3.0 million and $4.0 million beginning in 2020.
The following table summarizes our facilities optimization restructuring costs as of March 31, 2018:

	Costs incurred during the three months ended	Cumulative costs incurred as of
(in thousands)	March 31, 2018
By component:
Contract termination costs	$771	$1,366
Other costs	40	239
Total	$811	$1,605

First Quarter 2018 Form 10-Q	29

Blackbaud, Inc.

Interest expense
	Three months ended March 31,
(dollars in millions)	2018	2017	Change
Interest expense	$3.5	$2.4	48.0%
% of total revenue	1.7%	1.3%
Interest expense increased during the three and three months ended March 31, 2018, when compared to the same period in 2017, primarily due to an increase in our average daily borrowings related to our acquisition of JustGiving in October 2017. Also contributing to the increase in interest expense during the three months ended March 31, 2018 were modest increases in our weighted average effective interest rates.
Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	March 31, 2018	Change	December 31, 2017
Recurring	Over the period billed in advance, generally one year	$246.5	(7.1)%	$265.5
One-time services and other	As services are delivered	13.4	1.7%	13.2
Total deferred revenue(1)		260.0	(6.7)%	278.7
Less: Long-term portion		5.1	39.3%	3.6
Current portion(1)		$254.9	(7.3)%	$275.1

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter, billed annually in advance and non-cancelable. We generally invoice our customers with recurring revenue contracts in annual cycles 30 days prior to the end of the contract term.
Deferred revenue from recurring revenue contracts decreased during the three months ended March 31, 2018, primarily due to less billings for recurring revenue contracts. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals in our second and fourth quarters as compared to our first and third quarters. Deferred revenue from one-time services and other remained relatively unchanged during the three months ended March 31, 2018.
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

30	First Quarter 2018 Form 10-Q

Blackbaud, Inc.

Income tax benefit
	Three months ended March 31,
(dollars in millions)	2018	2017	Change
Income tax benefit	$(3.5)	$(2.0)	79.9%
Effective income tax rate	(24.8)%	(17.5)%
The decrease in our effective income tax rate during the three months ended March 31, 2018, when compared to the same period in 2017, was primarily due to the impact of the discrete benefit to income tax expense relating to stock-based compensation items, calculated prior to the impact of the U.S. federal corporate tax rate change as a result of the Tax Act. This favorable impact was attributable to an increase in the market price for shares of our common stock, as reported by Nasdaq, as well as an increase in the number of stock awards that vested and were exercised. Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter. This discrete benefit to income tax expense relating to stock-based compensation during the three months ended March 31, 2018 was reduced as a result of the decrease in the U.S. corporate tax rate.
The decrease in our effective income tax rate during the three months ended March 31, 2018, as compared to the same period in 2017, was also attributable to the impact of the lower U.S. federal corporate tax rate on pre-tax income.
In December 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three months ended March 31, 2018, the Company obtained additional information affecting the provisional amount calculated for the transition tax as of December 31, 2017, however, the Company determined that the transition tax is still insignificant.
The Tax Act eliminates the exceptions for performance-based compensation and CFO compensation from the 162(m) calculation. A transition rule allows for the grandfathering of performance-based compensation pursuant to a written binding contract in effect as of November 2, 2017. While there is negative discretion inherent in our performance-based compensation plans, it is our position that the intent is for historic contracts to be written and binding. As a result, we have not adjusted the ending estimated deferred tax assets for the performance-based stock compensation or the bonus accrual in our 2018 income tax provision.
Our estimates of the impact of the Tax Act may change due to a number of additional considerations including, but not limited to, the issuance of additional regulations or guidance and our ongoing analysis of the new law. Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete.

First Quarter 2018 Form 10-Q	31

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

	Three months ended March 31,
(dollars in millions)	2018	2017	Change
GAAP Revenue	$204.2	$185.1	10.3%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.3	—	100.0%
Non-GAAP revenue(1)	$204.5	$185.1	10.5%

GAAP gross profit	$116.1	$99.6	16.6%
GAAP gross margin	56.9%	53.8%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.3	—	100.0%
Add: Stock-based compensation expense	1.1	0.8	38.4%
Add: Amortization of intangibles from business combinations	10.4	9.9	5.4%
Add: Employee severance	0.6	1.0	(39.6)%
Add: Acquisition-related integration costs	—	0.1	(100.0)%
Subtotal(1)	12.4	11.7	6.2%
Non-GAAP gross profit(1)	$128.6	$111.3	15.5%
Non-GAAP gross margin	62.9%	60.1%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

32	First Quarter 2018 Form 10-Q

Blackbaud, Inc.

	Three months ended March 31,
(dollars in millions, except per share amounts)	2018	2017	Change
GAAP income from operations	$17.6	$13.3	32.5%
GAAP operating margin	8.6%	7.2%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.3	—	100.0%
Add: Stock-based compensation expense	11.1	9.3	19.3%
Add: Amortization of intangibles from business combinations	11.7	10.5	10.5%
Add: Employee severance	0.9	2.7	(66.1)%
Add: Acquisition-related integration costs	0.4	0.2	88.3%
Add: Acquisition-related expenses	0.4	0.6	(30.9)%
Add: Restructuring costs	0.8	—	100.0%
Subtotal(1)	25.7	23.4	9.7%
Non-GAAP income from operations(1)	$43.2	$36.7	18.0%
Non-GAAP operating margin	21.1%	19.8%

GAAP income before provision for income taxes	$14.2	$11.2	27.2%
GAAP net income	$17.8	$13.1	35.1%
Shares used in computing GAAP diluted earnings per share	48,009,395	47,482,840	1.1%
GAAP diluted earnings per share	$0.37	$0.28	32.1%
Non-GAAP adjustments:
Add: GAAP income tax benefit	(3.5)	(2.0)	79.9%
Add: Total non-GAAP adjustments affecting income from operations	25.7	23.4	9.7%
Non-GAAP income before provision for income taxes	39.9	34.6	15.4%
Assumed non-GAAP income tax provision(2)	8.0	11.1	(27.9)%
Non-GAAP net income(1)	$31.9	$23.5	35.8%

Shares used in computing non-GAAP diluted earnings per share	48,009,395	47,482,840	1.1%
Non-GAAP diluted earnings per share	$0.66	$0.50	32.0%

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.

(2)
Beginning in 2018, we now apply a non-GAAP effective tax rate of 20.0% in our determination of non-GAAP net income, which represents the GAAP effective tax rate, excluding the discrete tax effect of stock-based compensation. For the three months ended March 31, 2017, the tax impact related to non-GAAP adjustments is calculated under our historical non-GAAP effective tax rate of 32.0%.

The increases in non-GAAP income from operations and non-GAAP operating margin during the three months ended March 31, 2018, when compared to the same period in 2017, were primarily due to growth in recurring revenue that outpaced the related costs, partially offset by investments we are making in our sales organization, customer success program and solution development efforts, which are discussed above.
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.

	Three months ended March 31,
(dollars in millions)	2018	Change	2017
GAAP net cash provided by operating activities	$11.8	(7.9)%	$12.8
Less: purchase of property and equipment	(5.8)	112.2%	(2.7)
Less: capitalized software development costs	(7.1)	7.9%	(6.6)
Non-GAAP free cash flow	(1.1)	(132.4)%	3.5

First Quarter 2018 Form 10-Q	33

Blackbaud, Inc.

Non-GAAP organic revenue growth
In addition, we discuss non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis and non-GAAP organic recurring revenue growth, in analyzing our performance. We believe that these non-GAAP measures are useful to investors, as a supplement to GAAP measures, for evaluating the periodic growth of our business on a consistent basis. Each of these measures of non-GAAP organic revenue growth excludes incremental acquisition-related revenue attributable to companies acquired in the current fiscal year. For companies, if any, acquired in the immediately preceding fiscal year, each of these non-GAAP organic revenue growth measures reflects presentation of full year incremental non-GAAP revenue derived from such companies as if they were combined throughout the prior period, and they include the non-GAAP revenue attributable to those companies, as if there were no acquisition-related write-downs of acquired deferred revenue to fair value as required by GAAP. In addition, each of these non-GAAP organic revenue growth measures excludes prior period revenue associated with divested businesses. The exclusion of the prior period revenue is to present the results of the divested businesses within the results of the combined company for the same period of time in both the prior and current periods. We believe this presentation provides a more comparable representation of our current business’ organic revenue growth and revenue run-rate.

(dollars in millions)	Three months ended March 31,
	2018	2017
GAAP revenue	$204.2	$185.1
GAAP revenue growth	10.3%
(Less) Add: Non-GAAP acquisition-related revenue (1)	0.3	9.2
Total Non-GAAP adjustments	0.3	9.2
Non-GAAP revenue	$204.5	$194.3
Non-GAAP organic revenue growth	5.3%

Non-GAAP revenue (2)	$204.5	$194.3
Foreign currency impact on Non-GAAP organic revenue (3)	(2.1)	—
Non-GAAP revenue on constant currency basis (3)	$202.4	$194.3
Non-GAAP organic revenue growth on constant currency basis	4.2%

GAAP recurring revenue	180.8	160.0
GAAP recurring revenue growth	13.0%
(Less) Add: Non-GAAP acquisition-related revenue (1)	0.3	9.0
Total Non-GAAP adjustments	0.3	9.0
Non-GAAP recurring revenue	$181.1	$169.1
Non-GAAP organic recurring revenue growth	7.2%

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

34	First Quarter 2018 Form 10-Q

Blackbaud, Inc.

Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our transaction revenue has historically been at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. Our revenue from payment services has historically increased during the fourth quarter due to year-end giving. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. As a result of these and other factors, our total revenue has historically been lower in the first quarter than in the remainder of our fiscal year, with the third and fourth quarters historically achieving the highest total revenues. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals including renewals associated with customers of acquired companies, delivery of professional services and occurrence of customer events, the payment of bonuses, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations has been lowest in our first quarter, and due to the timing of customer contract renewals, many of which take place at or near the beginning of our third quarter, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. Partially offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are merit-based salary increases, which are generally effective in April each year. In addition, deferred revenues can vary on a seasonal basis for the same reasons. These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, or as a result of acquisitions, new market opportunities, new solution introductions or other factors. Our cash flow from financing is negatively impacted in our first quarter when most of our equity awards vest, as we pay taxes on behalf of our employees related to the settlement or exercise of equity awards.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	March 31, 2018	Change	December 31, 2017
Cash and cash equivalents	$25.0	(16.1)%	$29.8
Property and equipment, net	44.6	5.7%	42.2
Software development costs, net	57.1	5.5%	54.1
Total carrying value of debt	467.2	6.6%	438.2
Working capital	(144.8)	17.4%	(175.2)
The following table presents selected financial information about our cash flows:

	Three months ended March 31,
(dollars in millions)	2018	Change	2017
Net cash provided by operating activities	$11.8	(7.9)%	$12.8
Net cash used in investing activities	(17.9)	93.8%	(9.2)
Net cash used in financing activities	(438.9)	116.5%	(202.8)
Our principal sources of liquidity are operating cash flow, funds available under the 2017 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements and market acceptance of our solutions and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures, meet our debt obligations and pay dividends. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends and/or repurchase our common stock. To the extent we undertake future material acquisitions, investments or unanticipated capital expenditures, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure including through potential debt or equity issuances.

First Quarter 2018 Form 10-Q	35

Blackbaud, Inc.

At March 31, 2018, our total cash and cash equivalents balance included approximately $15.9 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $11.8 million decreased by $1.0 million during the three months ended March 31, 2018, when compared to the same period in 2017, primarily due to an increase in net income adjusted for non-cash expenses, and a decrease in cash flow from operations associated with working capital. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital decreased $8.5 million during the three months ended March 31, 2018, when compared to the same period in 2017, primarily due to the timing of vendor payments.
Investing cash flow
Net cash used in investing activities of $17.9 million increased by $8.7 million during the three months ended March 31, 2018, when compared to the same period in 2017.
During the three months ended March 31, 2018, we used net cash of $5.0 million for a business acquisition while we did not make any similar investments in during the same period in 2017. We used $7.1 million for software development costs, which was relatively consistent with cash spent in the same period in 2017.
We also spent $5.8 million of cash for purchases of property and equipment during the three months ended March 31, 2018, which was up $3.1 million from cash spent during the same period in 2017. The increase in cash outlays for property and equipment was primarily driven by leasehold improvements for our new global headquarters in Charleston, South Carolina.
Financing cash flow
During the three months ended March 31, 2018, we had a net increase in borrowings of $28.8 million. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations has been lowest in our first quarter.
We paid $22.5 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during the three months ended March 31, 2018 compared to $14.8 million during the same period in 2017. The amount of taxes paid by us on the behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, employee exercise decisions, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter. In addition, during the three months ended March 31, 2018, we paid dividends of $5.8 million, which was relatively consistent with the comparable period of 2017.
Cash flow from financing activities associated with changes in restricted cash due to customers decreased $238.6 million during the three months ended March 31, 2018 when compared to the same period in 2017.
2017 Credit Facility
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At March 31, 2018, our available borrowing capacity under the 2017 Credit Facility was $222.0 million. The 2017 Credit Facility matures in June 2022.
At March 31, 2018, the carrying amount of our debt under the 2017 Credit Facility was $466.1 million. Our average daily borrowings during the three months ended March 31, 2018 were $447.5 million.

36	First Quarter 2018 Form 10-Q

Blackbaud, Inc.

The following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of March 31, 2018
Net Leverage Ratio	≤ 3.50 to 1.00	2.19 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	15.53 to 1.00
Under the 2017 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2017 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2017 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At March 31, 2018, we were in compliance with our debt covenants under the 2017 Credit Facility.
Reeher acquisition
On April 30, 2018, we acquired Reeher for $43.0 million, subject to certain adjustments set forth in the securities purchase agreement. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility.
Commitments and contingencies
As of March 31, 2018, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$469.2	$8.6	$15.0	$445.6	$—

Unrecorded contractual obligations:
Operating leases(2)	180.6	22.7	37.4	31.1	89.4
Interest payments on debt(3)	61.4	15.1	29.9	16.4	—
Purchase obligations(4)	68.7	32.2	34.0	2.4	—
Total contractual obligations	$779.9	$78.6	$116.3	$495.6	$89.4

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2017 Credit Facility and our other debt at March 31, 2018 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2017 Revolving Facility for the purposes of determining minimum commitment amounts.

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
The total liability for uncertain tax positions as of March 31, 2018 and December 31, 2017, was $5.3 million and $5.2 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was $0.8 million as of March 31, 2018 and December 31, 2017.
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

First Quarter 2018 Form 10-Q	37

Blackbaud, Inc.

quarterly this year and beyond might be restricted by, among other things, the terms of the 2017 Credit Facility, general economic conditions and our ability to generate adequate operating cash flow.
On April 30, 2018, our Board of Directors declared a second quarter dividend of $0.12 per share payable on June 15, 2018 to stockholders of record on May 25, 2018.

Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Foreign Currency Exchange Rates
Approximately 14% of our total revenue for the three months ended March 31, 2018 was generated from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive income as a component of stockholders’ equity, was a gain of $5.0 million as of March 31, 2018 and a loss of $1.4 million as of December 31, 2017.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the three months ended March 31, 2018, foreign translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the three months ended March 31, 2018, the fluctuation in foreign currency exchange rates increased our total revenue by $2.0 million and our income from operations by an insignificant amount. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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

38	First Quarter 2018 Form 10-Q

Blackbaud, Inc.

Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions.
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
Except for our accounting policies for revenue recognition and deferred commissions (herein referred to as "costs of obtaining contracts") that were updated as a result of adopting ASU 2014-09, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2018 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Revenue Recognition
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
See Note 2 to our consolidated financial statements in this report for a complete discussion of our revenue recognition policies.
Revenues are recognized when control of our services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
(1) Identification of the contract, or contracts, with a customer;
(2) Identification of the performance obligations in the contract;
(3) Determination of the transaction price;
(4) Allocation of the transaction price to the performance obligations in the contract; and
(5) Recognition of revenue when, or as, we satisfy a performance obligation.

Our revenue recognition accounting methodology contains uncertainties because it requires us to make significant estimates and assumptions, and to apply judgment.
For example, for arrangements that have multiple performance obligations, we must exercise judgment and use estimates in order to (1) determine whether performance obligations are distinct and should be accounted for separately; (2) determine the standalone selling price of each performance obligation; (3) allocate the transaction price among the various performance obligations on a relative standalone selling price basis; and (4) determine whether revenue for each performance obligation should be recognized at a point in time or over time.
In addition, we exercise judgment in certain transactions when determining whether we should recognize revenue based on the gross amount billed to a customer (as a principal) or the net amount retained (as an agent). These judgments are based on our determination of whether or not we control the service before it is transferred to the customer.

If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue or deferred revenue that we report in a particular period.

Costs of Obtaining Contracts
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
We pay sales commissions at the time contracts with customers are signed or shortly thereafter, depending on the size and duration of the sales contract. Sales commissions and related fringe benefits earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized in a manner that aligns with the expected period of benefit, which we have determined to be five years. We do not generally pay commissions for contract renewals. The related amortization expense is included in sales, marketing and customer success expense in our consolidated statements of comprehensive income.

Our accounting methodology for determining the period over which we amortize costs of obtaining contracts with customers contains uncertainties because it requires us to make significant estimates and assumptions, and to apply judgment.
For example, we must exercise judgment and use estimates in order to determine the expected period of benefit of our sales commissions. We take into consideration our customer contracts, including renewals, retention, our technology and other factors.
If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of assets, operating expenses or income that we report in a particular period.

First Quarter 2018 Form 10-Q	39

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

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of March 31, 2018, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2017 and March 31, 2018.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended March 31, 2018 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Note 2 to our consolidated financial statements in this report, we adopted ASU 2014-09 effective January 1, 2018. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new standard on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of ASU 2014-09.

40	First Quarter 2018 Form 10-Q

Blackbaud, Inc.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item IA, "Risk factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended March 31, 2018. All of these acquisitions were of common stock withheld by us to satisfy tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, January 1, 2018				$50,000
January 1, 2018 through January 31, 2018	—	$—	—	50,000
February 1, 2018 through February 28, 2018	234,454	96.02	—	50,000
March 1, 2018 through March 31, 2018	—	—	—	50,000
Total	234,454	$96.02	—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

First Quarter 2018 Form 10-Q	41

Blackbaud, Inc.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.95	Fourth Amendment to Lease Agreement, dated as of February 28, 2018, between HPBB1, LLC and Blackbaud, Inc.	X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	XBRL Instance Document.	X
101.SCH*	XBRL Taxonomy Extension Schema Document.	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X
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

42	First Quarter 2018 Form 10-Q

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	May 4, 2018	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2018	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

First Quarter 2018 Form 10-Q	43