Form 10-Q
period 2018-06-30
BLACKBAUD INC
filed 2018-08-03
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
Commission file number: 000-50600

Blackbaud, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-2617163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
65 Fairchild Street
Charleston, South Carolina 29492
(Address of principal executive offices, including zip code)
(843) 216-6200
(Registrant’s telephone number, including area code)
2000 Daniel Island Drive
Charleston, South Carolina 29492
(Former name, former address and former fiscal year, if changed since last report)

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO  ☑
The number of shares of the registrant’s Common Stock outstanding as of July 25, 2018 was 48,584,111.

Second Quarter 2018 Form 10-Q	1

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

2	Second Quarter 2018 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Consolidated balance sheets (Unaudited)
(dollars in thousands)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$29,194	$29,830
Restricted cash due to customers	295,463	610,344
Accounts receivable, net of allowance of $5,501 and $5,141 at June 30, 2018 and December 31, 2017, respectively	130,509	95,679
Customer funds receivable	5,528	1,536
Prepaid expenses and other current assets	75,816	61,978
Total current assets	536,510	799,367
Property and equipment, net	44,531	42,243
Software development costs, net	62,023	54,098
Goodwill	547,312	530,249
Intangible assets, net	317,220	314,651
Other assets	64,089	57,238
Total assets	$1,571,685	$1,797,846
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$31,141	$24,693
Accrued expenses and other current liabilities	46,182	54,399
Due to customers	300,991	611,880
Debt, current portion	8,576	8,576
Deferred revenue, current portion	306,365	275,063
Total current liabilities	693,255	974,611
Debt, net of current portion	471,236	429,648
Deferred tax liability	48,055	48,023
Deferred revenue, net of current portion	3,442	3,643
Other liabilities	7,474	5,632
Total liabilities	1,223,462	1,461,557
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 59,301,209 and 58,551,761 shares issued at June 30, 2018 and December 31, 2017, respectively	59	59
Additional paid-in capital	375,949	351,042
Treasury stock, at cost; 10,735,926 and 10,475,794 shares at June 30, 2018 and December 31, 2017, respectively	(264,383)	(239,199)
Accumulated other comprehensive loss	(1,011)	(642)
Retained earnings	237,609	225,029
Total stockholders’ equity	348,223	336,289
Total liabilities and stockholders’ equity	$1,571,685	$1,797,846

The accompanying notes are an integral part of these consolidated financial statements.

Second Quarter 2018 Form 10-Q	3

Blackbaud, Inc. Consolidated statements of comprehensive income (Unaudited)
(dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Recurring	$192,749	$166,389	$373,595	$326,436
One-time services and other	20,923	25,200	44,261	50,225
Total revenue	213,672	191,589	417,856	376,661
Cost of revenue
Cost of recurring	76,350	66,178	145,429	130,053
Cost of one-time services and other	18,822	20,817	37,780	42,424
Total cost of revenue	95,172	86,995	183,209	172,477
Gross profit	118,500	104,594	234,647	204,184
Operating expenses
Sales, marketing and customer success	48,493	42,580	93,970	83,577
Research and development	25,297	22,870	51,255	45,576
General and administrative	28,447	21,882	53,498	43,805
Amortization	1,201	739	2,470	1,430
Restructuring	3,688	—	4,499	—
Total operating expenses	107,126	88,071	205,692	174,388
Income from operations	11,374	16,523	28,955	29,796
Interest expense	(4,303)	(3,216)	(7,820)	(5,593)
Other income, net	346	827	506	1,113
Income before provision for income taxes	7,417	14,134	21,641	25,316
Income tax provision (benefit)	825	3,105	(2,702)	1,145
Net income	$6,592	$11,029	$24,343	$24,171
Earnings per share
Basic	$0.14	$0.24	$0.52	$0.52
Diluted	$0.14	$0.23	$0.51	$0.51
Common shares and equivalents outstanding
Basic weighted average shares	47,222,657	46,662,481	47,121,692	46,584,263
Diluted weighted average shares	48,053,094	47,691,340	48,030,547	47,586,893
Dividends per share	$0.12	$0.12	$0.24	$0.24
Other comprehensive (loss) income
Foreign currency translation adjustment	(8,817)	(349)	(2,380)	(197)
Unrealized gain (loss) on derivative instruments, net of tax	765	(4)	1,844	178
Total other comprehensive loss	(8,052)	(353)	(536)	(19)
Comprehensive (loss) income	$(1,460)	$10,676	$23,807	$24,152

The accompanying notes are an integral part of these consolidated financial statements.

4	Second Quarter 2018 Form 10-Q

Blackbaud, Inc. Consolidated statements of cash flows (Unaudited)
	Six months ended June 30,
(dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$24,343	$24,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,847	36,481
Provision for doubtful accounts and sales returns	3,697	5,469
Stock-based compensation expense	24,953	20,129
Deferred taxes	1,121	(1,524)
Amortization of deferred financing costs and discount	376	468
Other non-cash adjustments	(419)	(540)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(38,092)	(44,809)
Prepaid expenses and other assets	(18,629)	(3,262)
Trade accounts payable	6,327	(3,951)
Accrued expenses and other liabilities	(6,675)	(8,467)
Deferred revenue	29,545	30,386
Net cash provided by operating activities	66,394	54,551
Cash flows from investing activities
Purchase of property and equipment	(9,575)	(5,666)
Capitalized software development costs	(16,359)	(13,614)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(45,315)	(49,729)
Purchase of derivative instruments	—	(516)
Net cash used in investing activities	(71,249)	(69,525)
Cash flows from financing activities
Proceeds from issuance of debt	173,500	575,700
Payments on debt	(132,150)	(529,169)
Debt issuance costs	—	(3,085)
Employee taxes paid for withheld shares upon equity award settlement	(25,184)	(16,644)
Proceeds from exercise of stock options	11	14
Change in due to customers	(309,189)	(85,581)
Change in customer funds receivable	(4,391)	—
Dividend payments to stockholders	(11,653)	(11,530)
Net cash used in financing activities	(309,056)	(70,295)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(1,606)	(196)
Net decrease in cash, cash equivalents, and restricted cash	(315,517)	(85,465)
Cash, cash equivalents, and restricted cash, beginning of period	640,174	370,673
Cash, cash equivalents, and restricted cash, end of period	$324,657	$285,208
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$29,194	$29,830
Restricted cash due to customers	295,463	610,344
Total cash, cash equivalents and restricted cash in the statement of cash flows	$324,657	$640,174

The accompanying notes are an integral part of these consolidated financial statements.

Second Quarter 2018 Form 10-Q	5

Blackbaud, Inc. Consolidated statement of stockholders' equity (Unaudited)
(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive Income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2017	58,551,761	$59	$351,042	$(239,199)	$(642)	$225,029	$336,289
Net income	—	—	—	—	—	24,343	24,343
Payment of dividends	—	—	—	—	—	(11,653)	(11,653)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	320,163	—	11	—	—	—	11
Employee taxes paid for 260,132 withheld shares upon equity award settlement	—	—	—	(25,184)	—	—	(25,184)
Stock-based compensation	—	—	24,896	—	—	57	24,953
Restricted stock grants	506,191	—	—	—	—	—	—
Restricted stock cancellations	(76,906)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(536)	—	(536)
Reclassification upon early adoption of ASU 2018-02	—	—	—	—	167	(167)	—
Balance at June 30, 2018	59,301,209	$59	$375,949	$(264,383)	$(1,011)	$237,609	$348,223

The accompanying notes are an integral part of these consolidated financial statements.

6	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, companies, education institutions, healthcare organizations and individual change agents—we connect and empower organizations to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada and the United Kingdom. As of June 30, 2018, we had over 40,000 customers.

2. Basis of Presentation
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statement of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, and other forms filed with the SEC from time to time.
Reclassifications
Our revenue from "subscriptions" and "maintenance" and a portion of our "services and other" revenue have been combined within "recurring" revenue beginning in 2018. In order to provide comparability between periods presented, those amounts of revenue have been combined within "recurring" revenue in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period. Similarly, "cost of subscriptions" and "cost of maintenance" and a portion of "cost of services and other" have been combined within "cost of recurring" in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period. "Services and other" revenue has been renamed as "one-time services and other" and consists of revenue that did not meet the description of "recurring" revenue in the consolidated statements of comprehensive income. "Cost of services and other" has been renamed as "cost of one-time services and other" and consists of costs that did not meet the description of those related to "recurring" revenue in the consolidated statements of comprehensive income.
Basis of consolidation
The consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Second Quarter 2018 Form 10-Q	7

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
Recently adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 replaces most previous revenue recognition guidance in GAAP and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts.
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
Select adjusted unaudited financial statement information, which reflects our adoption of ASU 2014-09 is set forth below.

Consolidated balance sheets:
	As of December 31, 2017
(dollars in thousands)	As Reported	Adjustments	As Adjusted
Accounts receivable, net of allowance	$96,293	$(614)	$95,679
Prepaid expenses and other current assets	$56,099	$5,879	$61,978
Other assets	$24,083	$33,155	$57,238
Deferred revenue, current portion	$276,456	$(1,393)	$275,063
Deferred tax liability	$37,597	$10,426	$48,023
Retained earnings	$195,649	$29,380	$225,029

8	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Consolidated statements of comprehensive income:
	Three months ended June 30, 2017			Six months ended June 30, 2017
(dollars in thousands, except per share amounts)	As Reported(1)	Adjustments	As Adjusted	As Reported(1)	Adjustments	As Adjusted
Revenue
Recurring	$158,169	$8,220	$166,389	$310,129	$16,307	$326,436
One-time services and other	34,026	(8,826)	25,200	65,687	(15,462)	50,225
Total revenue	$192,195	$(606)	$191,589	$375,816	$845	$376,661
Cost of Revenue
Recurring	$63,236	$2,942	$66,178	$124,144	$5,909	$130,053
One-time services and other	23,759	(2,942)	20,817	48,333	(5,909)	42,424
Total cost of revenue	$86,995	$—	$86,995	$172,477	$—	$172,477
Operating expenses
Sales, marketing and customer success	$42,961	$(381)	$42,580	$85,201	$(1,624)	$83,577
Net income	$11,165	$(136)	$11,029	$22,676	$1,495	$24,171
Basic earnings per share	$0.24	$—	$0.24	$0.49	$0.03	$0.52
Diluted earnings per share	$0.23	$—	$0.23	$0.48	$0.03	$0.51

(1)	See the discussion of our reclassifications of previously reported revenue and costs of revenue above.

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
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.

Second Quarter 2018 Form 10-Q	9

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
In certain cases, we sell training at a fixed rate for each specific class at a per attendee price or at a packaged price for several attendees, and recognize the related revenue upon the customer attending and completing training.
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

10	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Recently issued accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will require lessees to record most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current guidance. The updated guidance also eliminates certain real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. Upon adoption, entities will be required to use a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. We expect ASU 2016-02 will impact our consolidated financial statements and related disclosures. We are currently evaluating the extent of the impact and expect that most of our lease commitments will be subject to the updated guidance and recognized as lease liabilities and right-of-use assets on our consolidated balance sheets upon adoption.

3. Business Combinations

Reeher acquisition
On April 30, 2018, we acquired all of the outstanding equity securities, including all voting equity interests, of Reeher LLC, a Minnesota limited liability company (“Reeher”), pursuant to a securities purchase agreement. The acquisition expands our fundraising performance management capabilities and is intended to drive more effective fundraising and greater social good outcomes for our customers. We acquired the equity securities for an aggregate purchase price of $41.3 million in cash, subject to certain adjustments set forth in the securities purchase agreement. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility (as defined below). As a result of the acquisition, Reeher has become a wholly-owned subsidiary of ours. The operating results of Reeher have been included in our consolidated financial statements from the date of acquisition. During the three and six months ended June 30, 2018, we incurred insignificant acquisition-related expenses associated with the acquisition, which were recorded in general and administrative expense.
The fair values assigned to the assets acquired and liabilities assumed in the table below are based on our best estimates and assumptions as of the reporting date and are considered preliminary pending finalization. The estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities, pending finalization, include the valuation of intangible assets as well as the assumed deferred revenue and deferred income tax balances.

(in thousands)	Purchase price allocation
Net working capital, excluding deferred revenue	$1,683
Property and equipment	755
Identifiable intangible assets	27,055
Deferred tax asset	713
Deferred revenue	(2,700)
Goodwill	13,827
Total purchase price	$41,333

The estimated fair value of accounts receivable acquired approximates the contractual value of $1.1 million and $11.8 million of the goodwill arising in the acquisition is deductible for income tax purposes. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining the operations and assembled workforce of Reeher.

Second Quarter 2018 Form 10-Q	11

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The Reeher acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired	Weighted average amortization period
Reeher	(in thousands)	(in years)
Acquired technology	$18,900	11
Customer relationships	7,000	10
In-process research and development	600	Indefinite
Marketing assets	480	3
Non-compete agreements	75	2
Total intangible assets	$27,055	11

The estimated fair values of the intangible assets were based on variations of the income approach, which estimates fair value based upon the present value of cash flows that the assets are expected to generate, and which included the relief-from-royalty method, incremental cash flow method, including the comparative (with and without) method and multi-period excess earnings method, depending on the intangible asset being valued. The method of amortization of identifiable finite-lived intangible assets is based on the expected pattern in which the estimated economic benefits of the respective assets are consumed or otherwise used up. Customer relationships and acquired technology are being amortized on an accelerated basis. Marketing assets and non-compete agreements are being amortized on a straight-line basis.
We determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented.

4. Goodwill
The change in goodwill during the six months ended June 30, 2018, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2017	$530,249
Additions related to current year business combinations	18,417
Adjustments related to prior year business combinations	(141)
Effect of foreign currency translation	(1,213)
Balance at June 30, 2018	$547,312

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

12	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income	$6,592	$11,029	$24,343	$24,171
Denominator:
Weighted average common shares	47,222,657	46,662,481	47,121,692	46,584,263
Add effect of dilutive securities:
Stock-based awards	830,437	1,028,859	908,855	1,002,630
Weighted average common shares assuming dilution	48,053,094	47,691,340	48,030,547	47,586,893
Earnings per share:
Basic	$0.14	$0.24	$0.52	$0.52
Diluted	$0.14	$0.23	$0.51	$0.51

Anti-dilutive shares excluded from calculations of diluted earnings per share	—	—	37	5,515

6. Fair Value Measurements
We use a three-tier fair value hierarchy to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets;

•
Level 2 - Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Second Quarter 2018 Form 10-Q	13

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Recurring fair value measurements
Financial assets and liabilities measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of June 30, 2018
Financial assets:
Derivative instruments	$—	$3,789	$—	$3,789
Total financial assets	$—	$3,789	$—	$3,789

Fair value as of December 31, 2017
Financial assets:
Derivative instruments	$—	$1,283	$—	$1,283
Total financial assets	$—	$1,283	$—	$1,283

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
We believe the carrying amounts of our cash and cash equivalents, restricted cash due to customers, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at June 30, 2018 and December 31, 2017, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at June 30, 2018 and December 31, 2017, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the six months ended June 30, 2018. Additionally, we did not hold any Level 3 assets or liabilities during the six months ended June 30, 2018.
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
There were no non-recurring fair value adjustments to intangible assets and goodwill during the six months ended June 30, 2018, except for an insignificant business combination accounting adjustment to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date from updated information obtained during the measurement period. See Note 4 to these consolidated financial statements for additional details. The measurement period of a business combination may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

14	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

7. Consolidated Financial Statement Details
Prepaid expenses and other assets

(dollars in thousands)	June 30, 2018	December 31, 2017
Costs of obtaining contracts(1)	$81,631	$77,312
Prepaid software maintenance and subscriptions	23,856	17,402
Taxes, prepaid and receivable	14,531	10,548
Derivative instruments	3,789	1,283
Contract assets	3,933	3,136
Security deposits	2,741	2,305
Other assets	9,424	7,230
Total prepaid expenses and other assets	139,905	119,216
Less: Long-term portion	64,089	57,238
Prepaid expenses and other current assets	$75,816	$61,978

(1)	Amortization expense from costs of obtaining contracts was $17.6 million for the six months ended June 30, 2018.
Accrued expenses and other liabilities

(dollars in thousands)	June 30, 2018	December 31, 2017
Accrued bonuses	$11,134	$16,743
Accrued commissions and salaries	8,917	6,943
Lease incentive obligations	4,186	4,635
Customer credit balances	3,413	4,652
Deferred rent liabilities	4,678	4,548
Taxes payable	3,270	5,517
Unrecognized tax benefit	3,112	1,972
Accrued vacation costs	2,366	2,458
Accrued health care costs	2,885	2,615
Other liabilities	9,695	9,948
Total accrued expenses and other liabilities	53,656	60,031
Less: Long-term portion	7,474	5,632
Accrued expenses and other current liabilities	$46,182	$54,399

Other income, net

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Interest income	$277	$210	$669	$378
Gain on derivative instrument	—	475	—	475
Loss on debt extinguishment	—	(162)	—	(162)
Other income (expense), net	69	304	(163)	422
Other income, net	$346	$827	$506	$1,113

Second Quarter 2018 Form 10-Q	15

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

8. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Credit facility:
Revolving credit loans	$188,100	$143,000	3.58%	2.84%
Term loans	292,500	296,250	3.30%	2.64%
Other debt	1,076	1,076	4.50%	4.50%
Total debt	481,676	440,326	3.41%	2.71%
Less: Unamortized discount and debt issuance costs	1,864	2,102
Less: Debt, current portion	8,576	8,576	3.49%	3.03%
Debt, net of current portion	$471,236	$429,648	3.41%	2.71%

In June 2017, we entered into a five-year $700.0 million senior credit facility (the "2017 Credit Facility"). As of June 30, 2018, the required annual maturities related to the 2017 Credit Facility and other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2018 - remaining	$4,826
2019	7,500
2020	7,500
2021	7,500
2022	454,350
Thereafter	—
Total required maturities	$481,676

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

16	Second Quarter 2018 Form 10-Q

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
The fair values of our derivative instruments were as follows as of:

		Asset Derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	June 30, 2018	December 31, 2017	Balance sheet location	June 30, 2018	December 31, 2017
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$—	$145	Accrued expenses and other current liabilities	$—	$—
Interest rate swaps, long-term portion	Other assets	3,789	1,138	Other liabilities	—	—
Total derivative instruments designated as hedging instruments		$3,789	$1,283		$—	$—

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	June 30, 2018		Three months ended June 30, 2018	Six months ended June 30, 2018
Interest rate swaps	$3,789	Interest expense	$(60)	$(40)

	June 30, 2017		Three months ended June 30, 2017	Six months ended June 30, 2017
Interest rate swaps	$336	Interest expense	$15	$(104)

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive income as of June 30, 2018 that is expected to be reclassified into earnings within the next twelve months is $0.7 million. There were no ineffective portions of our interest rate swap derivatives during the six months ended June 30, 2018 and 2017. See Note 13 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.
We did not have any undesignated derivative instruments during 2018. The effects of undesignated derivative instruments during the three and six months ended June 30, 2017 were as follows:

	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income
(dollars in thousands)		Three months ended June 30, 2017	Six months ended June 30, 2017
Foreign currency option contracts	Other income (expense), net	$475	$475

Second Quarter 2018 Form 10-Q	17

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

10. Commitments and Contingencies
Leases
Total rent expense was $5.0 million and $4.1 million for the three months ended June 30, 2018 and 2017, respectively, and $9.0 million and $8.1 million, respectively, for the six months ended June 30, 2018 and 2017.
Other commitments
The term loans under the 2017 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2018, the remaining aggregate minimum purchase commitment under these arrangements was approximately $48.2 million through 2023.
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
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business. We make a provision for a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, we have determined as of June 30, 2018, that no provision for liability nor disclosure is required related to any claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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

18	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

11. Income Taxes
Our income tax provision (benefit) and effective income tax rates, including the effects of period-specific events, were:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Income tax provision (benefit)	$825	$3,105	$(2,702)	$1,145
Effective income tax rate	11.1%	22.0%	(12.5)%	4.5%

The decreases in our effective income tax rates during the three and six months ended June 30, 2018, when compared to the same periods in 2017, were primarily due to the impact of the discrete benefit to income tax expense relating to stock-based compensation items, calculated prior to the impact of the U.S. federal corporate tax rate change as a result of the Tax Act. This favorable impact was attributable to an increase in the market price for shares of our common stock, as reported by the Nasdaq Stock Market LLC ("Nasdaq"), as well as an increase in the number of stock awards that vested and were exercised. Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter. This discrete benefit to income tax expense relating to stock-based compensation during the three and six months ended June 30, 2018 was reduced as a result of the decrease in the U.S. corporate tax rate.

The decreases in our effective income tax rates during the three and six months ended June 30, 2018, as compared to the same periods in 2017, were also attributable to the impact of the lower U.S. federal corporate tax rate on pre-tax income.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three and six months ended June 30, 2018, the Company obtained additional information affecting the provisional amount calculated for the transition tax as of December 31, 2017; however, the Company determined that the transition tax is still insignificant.

The Tax Act eliminates the exceptions for performance-based compensation and CFO compensation from the 162(m) calculation. A transition rule allows for the grandfathering of performance-based compensation pursuant to a written binding contract in effect as of November 2, 2017. While there is negative discretion inherent in our performance-based compensation plans, it is our position that the intent is for historic contracts to be written and binding. As a result, we have not adjusted the ending estimated deferred tax assets for the performance-based stock compensation or the bonus accrual in our 2018 tax provision.

Our estimates of the impact of the Tax Act may change due to a number of additional considerations including, but not limited to, the issuance of additional regulations or guidance and our ongoing analysis of the new law. Any subsequent adjustment to these amounts will be recorded to tax expense when the analysis is complete.

Second Quarter 2018 Form 10-Q	19

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

12. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Included in cost of revenue:
Cost of recurring	$718	$443	$1,170	$823
Cost of one-time services and other	927	507	1,570	918
Total included in cost of revenue	1,645	950	2,740	1,741
Included in operating expenses:
Sales, marketing and customer success	2,807	1,781	4,632	3,220
Research and development	2,448	2,067	4,584	3,784
General and administrative	6,961	6,037	12,997	11,384
Total included in operating expenses	12,216	9,885	22,213	18,388
Total stock-based compensation expense	$13,861	$10,835	$24,953	$20,129

13. Stockholders' Equity
Dividends
Our Board of Directors has adopted a dividend policy, which provides for the distribution to stockholders of a portion of cash generated by us that is in excess of operational needs and capital expenditures. The 2017 Credit Facility limits the amount of dividends payable and certain state laws restrict the amount of dividends distributed.
In February 2018, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the six months ended June 30, 2018.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 6, 2018	$0.12	February 28	March 15
April 30, 2018	$0.12	May 25	June 15
On July 30, 2018, our Board of Directors declared a third quarter dividend of $0.12 per share payable on September 14, 2018 to stockholders of record on August 28, 2018.

20	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Accumulated other comprehensive income (loss), beginning of period	$7,041	$(270)	$(642)	$(604)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income balance, beginning of period	$2,022	$207	$776	$25
Other comprehensive income before reclassifications, net of tax effects of $(259), $(3), $(651) and $(74)	721	5	1,815	115
Amounts reclassified from accumulated other comprehensive loss to interest expense	60	(15)	40	104
Tax benefit included in provision for income taxes	(16)	6	(11)	(41)
Total amounts reclassified from accumulated other comprehensive loss	44	(9)	29	63
Net current-period other comprehensive income (loss)	765	(4)	1,844	178
Reclassification upon early adoption of ASU 2018-02	$—	$—	167	—
Accumulated other comprehensive income balance, end of period	$2,787	$203	$2,787	$203
Foreign currency translation adjustment:
Accumulated other comprehensive income (loss) balance, beginning of period	$5,019	$(477)	$(1,418)	$(629)
Translation adjustments	(8,817)	(349)	(2,380)	(197)
Accumulated other comprehensive loss balance, end of period	(3,798)	(826)	(3,798)	(826)
Accumulated other comprehensive loss, end of period	$(1,011)	$(623)	$(1,011)	$(623)

14. Revenue Recognition
The prior period financial information presented below has been adjusted to reflect our adoption of ASU 2014-09.
Transaction price allocated to the remaining performance obligations
As of June 30, 2018, approximately $731 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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

Second Quarter 2018 Form 10-Q	21

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Contract balances
Our opening and closing balances of contract assets and deferred revenue were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Contract assets	$3,933	$3,136
Total deferred revenue	309,807	278,706

Contract assets increased during the six months ended June 30, 2018 primarily as a result of incremental revenue recognized in excess of amounts billed. The increase in deferred revenue during the six months ended June 30, 2018 was primarily due to new subscription sales of our cloud-based solutions and a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals in our second quarter as compared to our fourth quarter. The amount of revenue recognized during the six months ended June 30, 2018 that was included in the deferred revenue balance at the beginning of the period was approximately $217 million. The amount of revenue recognized during the six months ended June 30, 2018 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud-based solutions and related services in two primary geographical markets: to customers in the United States, and to customers located outside of the United States. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
United States	$179,586	$172,515	$355,509	$341,409
Other countries	34,086	19,074	62,347	35,252
Total revenue	$213,672	$191,589	$417,856	$376,661

The General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG") comprise our go-to-market organizations. The following is a description of each market group:

•	The GMG focuses on sales to all K-12 private schools, faith-based and arts and cultural organizations, as well as emerging and mid-sized prospects in North America;

•	The EMG focuses on sales to all healthcare and higher education institutions, corporations and foundations, as well as large and/or strategic prospects in North America; and

•	The IMG focuses on sales to all prospects and customers outside of North America.
The following table presents our revenue by market group:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
GMG	$96,212	$90,002	$190,877	$177,482
EMG	93,502	91,794	183,565	179,318
IMG	23,644	9,890	41,968	18,948
Other	314	(97)	1,446	913
Total revenue	$213,672	$191,589	$417,856	$376,661

22	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

15. Restructuring
During 2017, in an effort to further our organizational objectives including, improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers and prospects. Restructuring costs incurred to date and expected to be incurred consist primarily of costs to terminate existing lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as insignificant costs to relocate affected employees and write-off leasehold improvement assets that we will no longer use. We currently expect to incur before-tax restructuring costs associated with these activities of between $6.0 million and $8.0 million, with a significant portion of the remaining costs expected to be incurred through 2019. We also expect to incur employee severance costs related to the plan; however, these costs cannot be reasonably estimated at this time.
The following table summarizes our facilities optimization restructuring costs as of June 30, 2018:

	Costs incurred during the three months ended	Costs incurred during the six months ended	Cumulative costs incurred as of
(in thousands)	June 30, 2018
By component:
Contract termination costs	$3,652	$4,423	$5,018
Other costs	36	76	275
Total	$3,688	$4,499	$5,293

The change in our liability related to our facilities optimization restructuring during the three and six months ended June 30, 2018, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2017			June 30, 2018
By component:
Contract termination costs	$691	$4,423	$(3,233)	$1,881
Other costs	—	76	(76)	—
Total	$691	$4,499	$(3,309)	$1,881

Second Quarter 2018 Form 10-Q	23

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, companies, education institutions, healthcare organizations and individual change agents—we connect and empower organizations to increase their impact through cloud software, services, expertise, and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada and the United Kingdom. As of June 30, 2018, we had over 40,000 customers.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud-based and hosted environments; (ii) providing payment and transaction services; (iii) providing software maintenance and support services; and (iv) providing professional services, including implementation, consulting, training, analytic and other services.
During the second quarter of 2018, we continued to execute on our four-point growth strategy targeted to drive an extended period of solution and service innovation, quality enhancement, increasing operating efficiency and financial performance:
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
We achieved a significant milestone on this strategy by recently announcing our new comprehensive Cloud Solution for Faith Communities with the introduction of Blackbaud Church Management™. This next generation cloud offering brings our proven strengths in fundraising and relationship management, financial management, marketing and payments together with completely new Blackbaud Church Management capabilities, giving church leaders the ability to track gifts and tithing, assimilate new members, directly communicate with their congregations via multi-channel communication, enable members to make online and mobile contributions, manage small groups of volunteers, implement secure child check-in, conduct background checks, provide bulk tax statements and manage facilities. We expect the general release of Blackbaud Church Management in mid-2019.

2.	Drive Sales Effectiveness
We are making investments to increase the effectiveness of our sales organization, with a focus on enabling our sales teams with the processes and tools to accelerate our revenue growth and improve productivity.
Selling integrated cloud-solutions that are purpose-built for organizations, such as our cloud for K-12 private schools, is a key competitive differentiator for our sales teams. Our sales account executives now lead with a total-solution

24	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.

selling strategy by vertical, focused on recurring revenue and driving more products per customer, higher ASP's, and increased customer retention over the long-term. We believe that attaching training, analytics, and payments to a deal improves the cloud experience, drives customer outcomes, improves retention, and increases customer lifetime value.
We continue to develop and acquire solutions that create value for our customers. We recently released new fundraising benchmarking capabilities in Raisers Edge NXT™ that complement the existing set of SKY Reporting™ tools and leverage Blackbaud's proprietary data, giving our customers the ability to compare their performance in key fundraising metrics against their peers. These capabilities not only provide customers with performance insight but also quantify the value of improving their performance and refer them to specific tools inside of the Raiser's Edge NXT to drive growth.
Our focus has been on driving improved productivity within our existing salesforce through common procedures, training, key operating metrics, compensation plans, and reporting. We have made solid gains on our productivity measures and established a productive and scalable direct sales model, which is why we now expect to increase our sales account executive hiring in the second half of 2018.

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
We have been executing this strategy for several years and have expanded our TAM by roughly $2 billion through acquired businesses. During the second quarter of 2018, we acquired Reeher, expanding our fundraising performance management capabilities with the intent to drive more effective fundraising and greater social good outcomes for our customers.
With the introduction of our cloud solution for faith communities, including the new church management applications, we are now in a position to organically build as an option and not just acquire incremental TAM. We are focused on integrating JustGiving and Reeher's operations and we remain active in the evaluation of future opportunities to expand our TAM through acquisitions and internal product development.

4.	Improve Operating Efficiency
We are focused on operational efficiency to strengthen the business and deliver improved profitability. We continue driving towards a more scalable operating model that creates efficiency and consistency in how we execute through infrastructure investments, productivity initiatives and organizational re-alignments.
In 2018, we've been executing a cohesive workplace strategy to better align our organizational objectives with our geographically diverse workforce. During the second quarter of 2018, we moved into our new global headquarters and the employee feedback has been overwhelmingly positive. The eco-friendly facility is dynamic and collaborative offering leading-edge technology that connects our global workforce. The new facility is also home to the new Blackbaud Innovation Center, a high-tech meeting space where customers, partners, community leaders and influencers across the industry can convene to turn action into impact.
During 2017, in an effort to further our organizational objectives including, improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices outside of Charleston, South Carolina to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers and prospects. Restructuring costs incurred to date and expected to be incurred consist primarily of costs to terminate existing lease agreements as well as contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan. We currently expect to incur before-tax restructuring costs associated with these activities of between $6.0 million and $8.0 million, with a significant portion of the remaining costs expected to be incurred through 2019. We also expect to incur employee severance costs related to the plan; however, these costs cannot be reasonably estimated at this time. We have incurred cumulative before-tax restructuring costs of $5.3 million related to this plan as of June 30, 2018. These restructuring activities are currently expected to result in future annual before-tax savings of between $3.0 million and $4.0 million beginning in 2020.

Second Quarter 2018 Form 10-Q	25

Blackbaud, Inc.

Total revenue
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Total revenue	$213.7	$191.6	11.5%	$417.9	$376.7	10.9%
The increases in total revenue during the three and six months ended June 30, 2018, when compared to the same periods in 2017, were primarily driven by growth in recurring revenue as we continue to see strong demand from customers across our portfolio of cloud-based solutions. The inclusion of JustGiving and Reeher also contributed to the increases in recurring and total revenue. One-time services and other revenue declined during the three and six months ended June 30, 2018 due to our continued shift in focus towards selling cloud-based subscription solutions. In general, our cloud-based solutions include integrated analytic, training and payments services, and require less implementation services and little to no customization services. As a result, we expect one-time services and other revenue to continue to be negatively impacted. In addition, we have also used promotions and discounts for our consulting services as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based subscriptions.

Income from operations
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Income from operations	$11.4	$16.5	(31.2)%	$29.0	$29.8	(2.8)%
Income from operations decreased during the three months ended June 30, 2018, when compared to the same period in 2017. The positive impact of growth in total revenue driven by recurring subscriptions was offset primarily by investments we are making in our sales organization, which we expect will increase in the second half of 2018, and customer success program and, to a lesser extent, increases in restructuring costs of $3.7 million, stock-based compensation expense of $3.0 million, net acquisition-related expenses and integration costs of $1.6 million and amortization of intangible assets from business combinations of $1.1 million.
Customer retention
Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud-based subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud-based solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides an accurate representation of our customers' overall behavior. For the twelve months ended June 30, 2018, approximately 93% of our customers with recurring revenue contracts were retained. This customer retention rate is relatively unchanged from our rate for the full year ended December 31, 2017. In the near term, our recurring revenue customer retention rate may modestly decrease driven by our efforts to rationalize our portfolio of solutions and migrate customers from legacy solutions towards our next generation cloud-based solutions.
Balance sheet and cash flow
At June 30, 2018, our cash and cash equivalents were $29.2 million and the carrying amount of our debt under the 2017 Credit Facility was $478.7 million. Our net leverage ratio was 2.23 to 1.00.

26	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.

During the six months ended June 30, 2018, we generated $66.4 million in cash flow from operations, had a net increase in our borrowings of $41.4 million, primarily for the acquisition of Reeher, returned $11.7 million to stockholders by way of dividends and had aggregate cash outlays of $25.9 million for purchases of property and equipment and capitalized software development costs.

Results of Operations
Comparison of the three and six months ended June 30, 2018 and 2017
We have included the results of operations of Reeher in our consolidated results of operations from the date of acquisition. We determined that the Reeher acquisition was not a material business combination; therefore, revenue and earnings since the acquisition date are not required or presented.
Reclassifications
Our revenue from "subscriptions" and "maintenance" and a portion of our "services and other" revenue have been combined within "recurring" revenue beginning in 2018. In order to provide comparability between periods presented, those amounts of revenue have been combined within "recurring" revenue in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period. Similarly, "cost of subscriptions" and "cost of maintenance" and a portion of "cost of services and other" have been combined within "cost of recurring" in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period. "Services and other" revenue has been renamed as "one-time services and other" and consists of revenue that did not meet the description of "recurring" revenue in the consolidated statements of comprehensive income. "Cost of services and other" has been renamed as "cost of one-time services and other" and consists of costs that did not meet the description of those related to "recurring" revenue in the consolidated statements of comprehensive income.
Adoption of New Revenue Accounting Standard
On January 1, 2018, we adopted ASU 2014-09, using the full retrospective method of transition, which requires that the standard be applied to all periods presented. The impacts of adoption are reflected in the financial information herein. For additional details, see Note 2 to our consolidated financial statements in this report.

Second Quarter 2018 Form 10-Q	27

Blackbaud, Inc.

Operating results

Recurring
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Recurring revenue	$192.7	$166.4	15.8%	$373.6	$326.4	14.4%
Cost of recurring	76.4	66.2	15.4%	145.4	130.1	11.8%
Recurring gross profit(1)	$116.4	$100.2	16.2%	$228.2	$196.4	16.2%
Recurring gross margin	60.4%	60.2%		61.1%	60.2%

(1)	The individual amounts for each year may not sum to recurring gross profit due to rounding.
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
The increases in recurring revenue during the three and six months ended June 30, 2018, when compared to the same periods in 2017, were primarily due to strong demand across our portfolio of cloud-based solutions as revenue from subscriptions increased $31.6 million and $57.8 million, respectively. The inclusion of JustGiving and Reeher also contributed to the increases in recurring revenue and are expected to remain modest in the near term due to U.K. market conditions and our acquisition-related integration efforts. The favorable impacts from subscriptions were partially offset by decreases in maintenance revenue of $5.2 million and $10.7 million, respectively, during the three and six months ended June 30, 2018, when compared to the same periods in 2017.
The increases in cost of recurring revenue during the three and six months ended June 30, 2018, when compared to the same periods in 2017, were primarily due to increases in transaction-based costs related to the payment services integrated in our cloud-based solutions of $4.5 million and $6.5 million, respectively, and compensation costs of $3.6 million and $8.8 million, respectively, driven by resource additions that are directly related to generating recurring revenue as well as the inclusion of JustGiving and Reeher.
The increase in recurring gross margin for the six months ended June 30, 2018, when compared to the same period in 2017, was primarily the result of the positive economics of new and migrating customers to our next generation cloud-based solutions, a one-time third-party refund related to our integrated payment services and accretive recent business acquisitions, as growth in recurring revenue outpaced the growth in related costs.

28	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.

One-time services and other
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
One-time services and other revenue	$20.9	$25.2	(17.0)%	$44.3	$50.2	(11.9)%
Cost of one-time services and other	18.8	20.8	(9.6)%	37.8	42.4	(10.9)%
One-time services and other gross profit(1)	$2.1	$4.4	(52.1)%	$6.5	$7.8	(16.9)%
One-time services and other gross margin	10.0%	17.4%		14.6%	15.5%

(1)	The individual amounts for each year may not sum to one-time services and other gross profit due to rounding.
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
One-time services and other revenue decreased during the three and six months ended June 30, 2018, when compared to the same periods in 2017, primarily due to decreases in one-time consulting revenue of $1.7 million and $2.7 million, respectively, analytics revenue of $1.3 million and $1.9 million, respectively, and license fees revenue of $0.9 million and $0.7 million, respectively. We expect that the ongoing shift in our go-to-market strategy towards cloud-based subscription offerings, which generally include integrated analytics and require less implementation and customization services, will continue to negatively impact one-time services and other revenue. In addition, we have also used promotions and discounts for our consulting services as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based subscriptions.
Cost of one-time services and other decreased during the three and six months ended June 30, 2018, when compared to the same periods in 2017, primarily due to decreases in compensation costs, which is in line with the ongoing shift in our go-to-market strategy as discussed above. Productivity gains also contributed to the decreases in cost of one-time services and other.
One-time services and other gross margin decreased during the three and six months ended June 30, 2018, when compared to the same periods in 2017, as the declines in higher margin analytics and license fees revenue associated with the shift in our go-to-market strategy outpaced the reductions in costs of one-time services and other discussed above. This is a trend we expect to continue in the near term as we complete the transition of our solution portfolio to a cloud-based subscription delivery model.

Second Quarter 2018 Form 10-Q	29

Blackbaud, Inc.

Operating expenses

Sales, marketing and customer success
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Sales, marketing and customer success expense	$48.5	$42.6	13.9%	$94.0	$83.6	12.4%
% of total revenue	22.7%	22.2%		22.5%	22.2%
Sales, marketing, and customer success expense includes compensation costs, variable-sales commissions, travel-related expenses, advertising and marketing materials, public relations costs, variable reseller commissions and allocated depreciation, facilities and IT support costs.
We continue to make investments to drive sales effectiveness, which is a component of our four-point growth strategy to accelerate revenue growth. We also continue investing in our customer success organization to drive customer outcomes, loyalty, retention, and referrals. The increases in sales, marketing and customer success expense during the three and six months ended June 30, 2018, when compared to the same periods in 2017, were primarily due to increases in compensation costs of $2.8 million and $4.6 million, respectively, commissions expense of $1.7 million and $2.9 million, respectively, and advertising and marketing costs of $0.8 million and $1.8 million, respectively. Compensation costs increased primarily due to incremental headcount associated with the inclusion of JustGiving and Reeher, as well as annual merit-based salary increases. We intend to make additional investments to increase our direct sales force beginning in the second half of 2018. The increase in commission expense was primarily driven by an increase in commissionable sales. Advertising and marketing costs increased as a result of our inclusion of JustGiving.

Research and development
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2018(1)	2017(1)	Change	2018(2)	2017(2)	Change
Research and development expense	$25.3	$22.9	10.6%	$51.3	$45.6	12.5%
% of total revenue	11.8%	11.9%		12.3%	12.1%

(1)
Not included in research and development expense for the three months ended June 30, 2018 and 2017 were $9.2 million and $7.0 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those related to development of our next generation cloud-based solutions. Qualifying capitalized software development costs associated with our cloud-based solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years.

(2)
Not included in research and development expense for the six months ended June 30, 2018 and 2017 were $16.1 million and $13.6 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance.

Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.
We continue to make investments to deliver integrated and open solutions in the cloud, which is a component of our four-point growth strategy to accelerate revenue growth. The increases in research and development expense during the three and six months ended June 30, 2018, when compared to the same periods in 2017, were primarily due to increases in compensation costs of $1.9 million and $3.8 million, respectively, and third-party contractor expenses of $1.8 million and $3.2 million, respectively. The increases in compensation costs were primarily associated with the inclusion of JustGiving's and Reeher's engineering resources, as well as annual merit-based salary increases. The incremental third-party contractor expenses were intended to help drive our solution development efforts.

30	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.

General and administrative
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
General and administrative expense	$28.4	$21.9	30.0%	$53.5	$43.8	22.1%
% of total revenue	13.3%	11.4%		12.8%	11.6%
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
The increases in general and administrative expense in dollars and as a percentage of total revenue during the three and six months ended June 30, 2018, when compared to the same periods in 2017, were primarily due to increases in compensation costs of $2.1 million and $5.2 million, respectively, third-party contractor expenses of $1.8 million and $2.3 million, respectively, and acquisition-related integration costs of $2.2 million and $2.4 million, respectively. The increases in compensation costs were driven by a combination of higher stock-based compensation, salaries and employee benefits, primarily related to the inclusion of JustGiving personnel. The increases in third-party contractor expenses and acquisition-related integration costs were also primarily related to the inclusion of JustGiving.
Restructuring
During 2017, in an effort to further our organizational objectives including, improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers and prospects. Restructuring costs incurred to date and expected to be incurred consist primarily of costs to terminate existing lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as insignificant costs to relocate affected employees and write-off leasehold improvement assets that we will no longer use. We currently expect to incur before-tax restructuring costs associated with these activities of between $6.0 million and $8.0 million, with a significant portion of the remaining costs expected to be incurred through 2019. We also expect to incur employee severance costs related to the plan; however, these costs cannot be reasonably estimated at this time. These restructuring activities are currently expected to result in improved operating efficiencies and future annual before-tax savings of between $3.0 million and $4.0 million beginning in 2020.

The following table summarizes our facilities optimization restructuring costs as of June 30, 2018:

	Costs incurred during the three months ended	Costs incurred during the six months ended	Cumulative costs incurred as of
(in thousands)	June 30, 2018
By component:
Contract termination costs	$3,652	$4,423	$5,018
Other costs	36	76	275
Total	$3,688	$4,499	$5,293
The change in our liability related to our facilities optimization restructuring during the three and six months ended June 30, 2018, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2017			June 30, 2018
By component:
Contract termination costs	$691	$4,423	$(3,233)	$1,881
Other costs	—	76	(76)	—
Total	$691	$4,499	$(3,309)	$1,881

Second Quarter 2018 Form 10-Q	31

Blackbaud, Inc.

Interest expense
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Interest expense	$4.3	$3.2	33.8%	$7.8	$5.6	39.8%
% of total revenue	2.0%	1.7%		1.9%	1.5%
Interest expense increased during the three and six months ended June 30, 2018, when compared to the same periods in 2017, primarily due to increases in our average daily borrowings related to our acquisitions of JustGiving in October 2017 and Reeher in April 2018. Also contributing to the increases in interest expense during the three and six months ended June 30, 2018 were modest increases in our weighted average effective interest rates.
Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	June 30, 2018	Change	December 31, 2017
Recurring	Over the period billed in advance, generally one year	$297.3	12.0%	$265.5
One-time services and other	As services are delivered	12.5	(5.1)%	13.2
Total deferred revenue(1)		309.8	11.2%	278.7
Less: Long-term portion		3.4	(5.5)%	3.6
Current portion(1)		$306.4	11.4%	$275.1

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
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
Deferred revenue from recurring revenue contracts increased during the six months ended June 30, 2018, primarily due to new subscription sales of our cloud-based solutions and a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals in our second quarter as compared to our fourth quarter. Deferred revenue from one-time services and other decreased during the six months ended June 30, 2018, primarily due to the ongoing shift in our go-to-market strategy towards cloud-based subscription offerings, which generally include integrated analytics and require less implementation and customization services.
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

32	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.

Income tax provision (benefit)
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Income tax provision (benefit)	$0.8	$3.1	(73.4)%	$(2.7)	$1.1	(336.0)%
Effective income tax rate	11.1%	22.0%		(12.5)%	4.5%
The decreases in our effective income tax rates during the three and six months ended June 30, 2018, when compared to the same periods in 2017, were primarily due to the impact of the discrete benefit to income tax expense relating to stock-based compensation items, calculated prior to the impact of the U.S. federal corporate tax rate change as a result of the Tax Act. This favorable impact was attributable to an increase in the market price for shares of our common stock, as reported by the Nasdaq Stock Market LLC ("Nasdaq"), as well as an increase in the number of stock awards that vested and were exercised. Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter. This discrete benefit to income tax expense relating to stock-based compensation during the three and six months ended June 30, 2018 was reduced as a result of the decrease in the U.S. corporate tax rate.
The decreases in our effective income tax rates during the three and six months ended June 30, 2018, as compared to the same periods in 2017, were also attributable to the impact of the lower U.S. federal corporate tax rate on pre-tax income.
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
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three and six months ended June 30, 2018, the Company obtained additional information affecting the provisional amount calculated for the transition tax as of December 31, 2017; however, the Company determined that the transition tax is still insignificant.
The Tax Act eliminates the exceptions for performance-based compensation and CFO compensation from the 162(m) calculation. A transition rule allows for the grandfathering of performance-based compensation pursuant to a written binding contract in effect as of November 2, 2017. While there is negative discretion inherent in our performance-based compensation plans, it is our position that the intent is for historic contracts to be written and binding. As a result, we have not adjusted the ending estimated deferred tax assets for the performance-based stock compensation or the bonus accrual in our 2018 tax provision.
Our estimates of the impact of the Tax Act may change due to a number of additional considerations including, but not limited to, the issuance of additional regulations or guidance and our ongoing analysis of the new law. Any subsequent adjustment to these amounts will be recorded to tax expense when the analysis is complete.

Second Quarter 2018 Form 10-Q	33

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

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
GAAP Revenue	$213.7	$191.6	11.5%	$417.9	$376.7	10.9%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.9	0.3	164.1%	1.3	0.3	264.1%
Non-GAAP revenue(1)	$214.6	$191.9	11.8%	$419.1	$377.0	11.2%

GAAP gross profit	$118.5	$104.6	13.3%	$234.6	$204.2	14.9%
GAAP gross margin	55.5%	54.6%		56.2%	54.2%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.9	0.3	164.1%	1.3	0.3	264.1%
Add: Stock-based compensation expense	1.6	1.0	73.2%	2.7	1.7	57.4%
Add: Amortization of intangibles from business combinations	10.7	10.1	6.0%	21.1	19.9	5.7%
Add: Employee severance	—	—	(42.9)%	0.6	1.0	(39.7)%
Add: Acquisition-related integration costs	—	—	100.0%	—	0.1	(70.9)%
Subtotal(1)	13.3	11.4	16.6%	25.7	23.1	11.3%
Non-GAAP gross profit(1)	$131.8	$116.0	13.6%	$260.3	$227.3	14.6%
Non-GAAP gross margin	61.4%	60.4%		62.1%	60.3%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

34	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.

	Three months ended June 30,			Six months ended June 30,
(dollars in millions, except per share amounts)	2018	2017	Change	2018	2017	Change
GAAP income from operations	$11.4	$16.5	(31.2)%	$29.0	$29.8	(2.8)%
GAAP operating margin	5.3%	8.6%		6.9%	7.9%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.9	0.3	164.1%	1.3	0.3	264.1%
Add: Stock-based compensation expense	13.9	10.8	27.9%	25.0	20.1	24.0%
Add: Amortization of intangibles from business combinations	11.9	10.8	9.9%	23.5	21.4	10.2%
Add: Employee severance	0.1	0.1	(16.7)%	1.0	2.9	(64.0)%
Add: Acquisition-related integration costs	2.2	—	100.0%	2.6	0.2	1,042.2%
Add: Acquisition-related expenses	1.2	1.8	(31.3)%	1.6	2.3	(31.2)%
Add: Restructuring costs	3.7	—	100.0%	4.5	—	100.0%
Subtotal(1)	33.9	23.9	41.8%	59.5	47.3	25.9%
Non-GAAP income from operations(1)	$45.2	$40.4	11.9%	$88.5	$77.1	14.8%
Non-GAAP operating margin	21.1%	21.0%		21.1%	20.4%

GAAP income before provision for income taxes	$7.4	$14.1	(47.5)%	$21.6	$25.3	(14.5)%
GAAP net income	$6.6	$11.0	(40.2)%	$24.3	$24.2	0.7%
Shares used in computing GAAP diluted earnings per share	48,053,094	47,691,340	0.8%	48,030,547	47,586,893	0.9%
GAAP diluted earnings per share	$0.14	$0.23	(39.1)%	$0.51	$0.51	—%
Non-GAAP adjustments:
Add: GAAP income tax provision (benefit)	0.8	3.1	(73.4)%	(2.7)	1.1	(336.0)%
Add: Total non-GAAP adjustments affecting income from operations	33.9	23.9	41.8%	59.5	47.3	25.9%
Add (less): Loss (gain) on derivative instrument	—	(0.5)	(100.0)%	—	(0.5)	(100.0)%
Add: Loss on debt extinguishment	—	0.2	(100.0)%	—	0.2	(100.0)%
Non-GAAP income before provision for income taxes	41.3	37.7	9.5%	81.2	72.3	12.3%
Assumed non-GAAP income tax provision(2)	8.3	12.1	(31.6)%	16.2	23.1	(29.8)%
Non-GAAP net income(1)	$33.0	$25.6	28.8%	$64.9	$49.1	32.1%

Shares used in computing non-GAAP diluted earnings per share	48,053,094	47,691,340	0.8%	48,030,547	47,586,893	0.9%
Non-GAAP diluted earnings per share	$0.69	$0.54	27.8%	$1.35	$1.03	31.1%

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.

(2)
Beginning in 2018, we now apply a non-GAAP effective tax rate of 20.0% in our determination of non-GAAP net income, which represents the GAAP effective tax rate, excluding the discrete tax effect of stock-based compensation. For the three and six months ended June 30, 2017, the tax impact related to non-GAAP adjustments is calculated under our historical non-GAAP effective tax rate of 32.0%.

The increases in non-GAAP income from operations during the three and six months ended June 30, 2018, when compared to the same periods in 2017, were primarily due to growth in recurring revenue that outpaced the related costs, partially offset by investments we are making in our sales organization, customer success program and solution development efforts, which are discussed above.
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.

Second Quarter 2018 Form 10-Q	35

Blackbaud, Inc.

	Six months ended June 30,
(dollars in millions)	2018	Change	2017
GAAP net cash provided by operating activities	$66.4	21.7%	$54.6
Less: purchase of property and equipment	(9.6)	69.0%	(5.7)
Less: capitalized software development costs	(16.4)	20.2%	(13.6)
Non-GAAP free cash flow	40.5	14.7%	35.3
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

(dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
GAAP revenue	$213.7	$191.6	$417.9	$376.7
GAAP revenue growth	11.5%		10.9%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(0.8)	11.6	(0.4)	20.8
Total Non-GAAP adjustments	(0.8)	11.6	(0.4)	20.8
Non-GAAP revenue	$212.9	$203.2	$417.4	$397.5
Non-GAAP organic revenue growth	4.8%		5.0%

Non-GAAP revenue (2)	$212.9	$203.2	$417.4	$397.5
Foreign currency impact on Non-GAAP organic revenue (3)	(1.9)	—	(4.0)	—
Non-GAAP revenue on constant currency basis (3)	$211.0	$203.2	$413.5	$397.5
Non-GAAP organic revenue growth on constant currency basis	3.8%		4.0%

GAAP recurring revenue	$192.7	$166.4	373.6	326.4
GAAP recurring revenue growth	15.8%		14.4%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(0.7)	11.6	(0.3)	20.6
Total Non-GAAP adjustments	(0.7)	11.6	(0.3)	20.6
Non-GAAP recurring revenue	$192.1	$177.9	$373.2	$347.0
Non-GAAP organic recurring revenue growth	8.0%		7.6%

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

36	Second Quarter 2018 Form 10-Q

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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	June 30, 2018	Change	December 31, 2017
Cash and cash equivalents	$29.2	(2.1)%	$29.8
Property and equipment, net	44.5	5.4%	42.2
Software development costs, net	62.0	14.6%	54.1
Total carrying value of debt	479.8	9.5%	438.2
Working capital	(156.7)	10.6%	(175.2)
The following table presents selected financial information about our cash flows:

	Six months ended June 30,
(dollars in millions)	2018	Change	2017
Net cash provided by operating activities	$66.4	21.7%	$54.6
Net cash used in investing activities	(71.2)	2.5%	(69.5)
Net cash used in financing activities	(309.1)	339.7%	(70.3)
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

Second Quarter 2018 Form 10-Q	37

Blackbaud, Inc.

At June 30, 2018, our total cash and cash equivalents balance included approximately $16.9 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $66.4 million increased by $11.8 million during the six months ended June 30, 2018, when compared to the same period in 2017, primarily due to a $9.3 million increase in net income adjusted for non-cash expenses, and an increase in cash flow from operations associated with working capital. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital increased $2.6 million during the six months ended June 30, 2018, when compared to the same period in 2017, primarily due to an increase in the collection of customer account balances, partially offset by the timing of vendor payments.
Investing cash flow
Net cash used in investing activities of $71.2 million increased by $1.7 million during the six months ended June 30, 2018, when compared to the same period in 2017.
During the six months ended June 30, 2018, we used net cash of $45.3 million, primarily for our acquisition of Reeher, while we made a similar investment during the same period in 2017 with our acquisition of AcademicWorks. We used $16.4 million for software development costs, which was up $2.7 million from cash spent during the same period in 2017. The increase in cash outlays for software development costs was primarily driven by development activities related to our next generation cloud-based solutions, and development activities for Blackbaud SKY, our modern cloud platform.
We also spent $9.6 million of cash for purchases of property and equipment during the six months ended June 30, 2018, which was up $3.9 million from cash spent during the same period in 2017. The increase in cash outlays for property and equipment was primarily driven by leasehold improvements for our new global headquarters in Charleston, South Carolina.
Financing cash flow
During the six months ended June 30, 2018, we had a net increase in borrowings of $41.4 million, which was primarily used to finance the acquisition of Reeher.
We paid $25.2 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during the six months ended June 30, 2018 compared to $16.6 million during the same period in 2017. The amount of taxes paid by us on the behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, employee exercise decisions, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter. In addition, during the six months ended June 30, 2018, we paid dividends of $11.7 million, which was relatively consistent with the comparable period of 2017.
Cash used in financing activities associated with changes in restricted cash due to customers increased $223.6 million during the six months ended June 30, 2018 when compared to the same period in 2017, as the amount of restricted cash held and payable by us to customers as of December 31, 2017 was significantly larger than at the same date in 2016.
2017 Credit Facility
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At June 30, 2018, our available borrowing capacity under the 2017 Credit Facility was $207.7 million. The 2017 Credit Facility matures in June 2022.

38	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.

At June 30, 2018, the carrying amount of our debt under the 2017 Credit Facility was $478.7 million. Our average daily borrowings during the three and six months ended June 30, 2018 were $487.5 million and $467.6 million, respectively.
The following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of June 30, 2018
Net Leverage Ratio	≤ 3.50 to 1.00	2.23 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	14.03 to 1.00
Under the 2017 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2017 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2017 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At June 30, 2018, we were in compliance with our debt covenants under the 2017 Credit Facility.
Commitments and contingencies
As of June 30, 2018, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$481.7	$8.6	$15.0	$458.1	$—

Unrecorded contractual obligations:
Operating leases(2)	180.6	23.5	38.5	32.2	86.4
Interest payments on debt(3)	63.3	16.4	32.3	14.6	—
Purchase obligations(4)	48.2	25.8	20.1	2.4	—
Total contractual obligations	$773.8	$74.3	$105.8	$507.3	$86.4

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2017 Credit Facility and our other debt at June 30, 2018 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2017 Credit Facility for the purposes of determining minimum commitment amounts.

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
The total liability for uncertain tax positions as of June 30, 2018 and December 31, 2017, was $5.3 million and $5.2 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was $0.9 million and $0.8 million as of June 30, 2018 and December 31, 2017, respectively.
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

Second Quarter 2018 Form 10-Q	39

Blackbaud, Inc.

On July 30, 2018, our Board of Directors declared a third quarter dividend of $0.12 per share payable on September 14, 2018 to stockholders of record on August 28, 2018.

Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Foreign Currency Exchange Rates
Approximately 15% of our total revenue for the six months ended June 30, 2018 was generated from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a loss of $3.8 million as of June 30, 2018 and a loss of $1.4 million as of December 31, 2017.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the six months ended June 30, 2018, foreign translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the six months ended June 30, 2018, the fluctuation in foreign currency exchange rates increased our total revenue by $3.8 million and our income from operations by $0.9 million. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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
Except for our accounting policies for revenue recognition and deferred commissions (herein referred to as "costs of obtaining contracts") that were updated as a result of adopting ASU 2014-09, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2018 as compared to those disclosed

40	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Second Quarter 2018 Form 10-Q	41

Blackbaud, Inc.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of June 30, 2018, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2017 and June 30, 2018.

Foreign Currency Risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Exchange Rates” in this report.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) pursuant to Securities Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended June 30, 2018 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Note 2 to our consolidated financial statements in this report, we adopted ASU 2014-09 effective January 1, 2018. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new standard on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of ASU 2014-09.

42	Second Quarter 2018 Form 10-Q

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended June 30, 2018. All of these acquisitions were of common stock withheld by us to satisfy tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, April 1, 2018				$50,000
April 1, 2018 through April 30, 2018	1,337	$101.47	—	50,000
May 1, 2018 through May 31, 2018	8,094	100.25	—	50,000
June 1, 2018 through June 30, 2018	16,247	106.25	—	50,000
Total	25,678	$104.11	—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

Second Quarter 2018 Form 10-Q	43

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

44	Second Quarter 2018 Form 10-Q

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	August 3, 2018	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2018	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Second Quarter 2018 Form 10-Q	45