Form 10-Q
period 2018-09-30
BLACKBAUD INC
filed 2018-11-02
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO  ☑
The number of shares of the registrant’s Common Stock outstanding as of October 24, 2018 was 48,569,024.

Third Quarter 2018 Form 10-Q	1

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

2	Third Quarter 2018 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Consolidated balance sheets (Unaudited)
(dollars in thousands)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$25,352	$29,830
Restricted cash due to customers	179,729	610,344
Accounts receivable, net of allowance of $4,518 and $5,141 at September 30, 2018 and December 31, 2017, respectively	95,858	95,679
Customer funds receivable	5,501	1,536
Prepaid expenses and other current assets	68,842	61,978
Total current assets	375,282	799,367
Property and equipment, net	42,901	42,243
Software development costs, net	68,289	54,098
Goodwill	547,338	530,249
Intangible assets, net	305,394	314,651
Other assets	65,512	57,238
Total assets	$1,404,716	$1,797,846
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$25,453	$24,693
Accrued expenses and other current liabilities	44,391	54,399
Due to customers	185,230	611,880
Debt, current portion	8,576	8,576
Deferred revenue, current portion	302,840	275,063
Total current liabilities	566,490	974,611
Debt, net of current portion	416,680	429,648
Deferred tax liability	47,405	48,023
Deferred revenue, net of current portion	3,429	3,643
Other liabilities	7,027	5,632
Total liabilities	1,041,031	1,461,557
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 59,323,548 and 58,551,761 shares issued at September 30, 2018 and December 31, 2017, respectively	59	59
Additional paid-in capital	386,657	351,042
Treasury stock, at cost; 10,756,662 and 10,475,794 shares at September 30, 2018 and December 31, 2017, respectively	(266,597)	(239,199)
Accumulated other comprehensive income (loss)	602	(642)
Retained earnings	242,964	225,029
Total stockholders’ equity	363,685	336,289
Total liabilities and stockholders’ equity	$1,404,716	$1,797,846

The accompanying notes are an integral part of these consolidated financial statements.

Third Quarter 2018 Form 10-Q	3

Blackbaud, Inc. Consolidated statements of comprehensive income (Unaudited)
(dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Recurring	$188,656	$167,506	$562,251	$493,942
One-time services and other	20,876	26,918	65,137	77,143
Total revenue	209,532	194,424	627,388	571,085
Cost of revenue
Cost of recurring	76,535	66,747	221,964	196,800
Cost of one-time services and other	18,702	20,258	56,482	62,682
Total cost of revenue	95,237	87,005	278,446	259,482
Gross profit	114,295	107,419	348,942	311,603
Operating expenses
Sales, marketing and customer success	49,077	42,646	143,047	126,223
Research and development	24,218	22,071	75,473	67,647
General and administrative	24,894	23,545	78,392	67,350
Amortization	1,237	734	3,707	2,164
Restructuring	(914)	—	3,585	—
Total operating expenses	98,512	88,996	304,204	263,384
Income from operations	15,783	18,423	44,738	48,219
Interest expense	(4,140)	(3,092)	(11,960)	(8,685)
Other (expense) income, net	(147)	468	359	1,581
Income before provision for income taxes	11,496	15,799	33,137	41,115
Income tax provision (benefit)	332	2,975	(2,370)	4,120
Net income	$11,164	$12,824	$35,507	$36,995
Earnings per share
Basic	$0.24	$0.27	$0.75	$0.79
Diluted	$0.23	$0.27	$0.74	$0.78
Common shares and equivalents outstanding
Basic weighted average shares	47,279,591	46,711,709	47,174,903	46,627,213
Diluted weighted average shares	48,160,146	47,846,997	48,074,698	47,679,103
Dividends per share	$0.12	$0.12	$0.36	$0.36
Other comprehensive income (loss)
Foreign currency translation adjustment	1,047	(108)	(1,333)	(305)
Unrealized gain (loss) on derivative instruments, net of tax	566	(267)	2,410	(89)
Total other comprehensive income (loss)	1,613	(375)	1,077	(394)
Comprehensive income	$12,777	$12,449	$36,584	$36,601

The accompanying notes are an integral part of these consolidated financial statements.

4	Third Quarter 2018 Form 10-Q

Blackbaud, Inc. Consolidated statements of cash flows (Unaudited)
	Nine months ended September 30,
(dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$35,507	$36,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,993	54,765
Provision for doubtful accounts and sales returns	4,760	7,246
Stock-based compensation expense	35,683	31,055
Deferred taxes	1,430	(568)
Amortization of deferred financing costs and discount	564	650
Other non-cash adjustments	(2,085)	572
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(4,480)	(17,097)
Prepaid expenses and other assets	(12,372)	(2,524)
Trade accounts payable	(134)	(2,891)
Accrued expenses and other liabilities	(6,923)	(9,522)
Deferred revenue	25,888	24,704
Net cash provided by operating activities	137,831	123,385
Cash flows from investing activities
Purchase of property and equipment	(12,910)	(8,417)
Capitalized software development costs	(26,629)	(20,605)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(45,315)	(49,729)
Purchase of derivative instruments	—	(516)
Proceeds from settlement of derivative instruments	—	1,030
Net cash used in investing activities	(84,854)	(78,237)
Cash flows from financing activities
Proceeds from issuance of debt	219,900	588,300
Payments on debt	(233,225)	(594,144)
Debt issuance costs	—	(3,085)
Employee taxes paid for withheld shares upon equity award settlement	(27,398)	(19,092)
Proceeds from exercise of stock options	11	14
Change in due to customers	(425,218)	(214,244)
Change in customer funds receivable	(4,371)	—
Dividend payments to stockholders	(17,484)	(17,299)
Net cash used in financing activities	(487,785)	(259,550)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(285)	(126)
Net decrease in cash, cash equivalents, and restricted cash	(435,093)	(214,528)
Cash, cash equivalents, and restricted cash, beginning of period	640,174	370,673
Cash, cash equivalents, and restricted cash, end of period	$205,081	$156,145
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$25,352	$29,830
Restricted cash due to customers	179,729	610,344
Total cash, cash equivalents and restricted cash in the statement of cash flows	$205,081	$640,174

The accompanying notes are an integral part of these consolidated financial statements.

Third Quarter 2018 Form 10-Q	5

Blackbaud, Inc. Consolidated statement of stockholders' equity (Unaudited)
(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive Income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2017	58,551,761	$59	$351,042	$(239,199)	$(642)	$225,029	$336,289
Net income	—	—	—	—	—	35,507	35,507
Payment of dividends	—	—	—	—	—	(17,484)	(17,484)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	347,401	—	11	—	—	—	11
Employee taxes paid for 280,868 withheld shares upon equity award settlement	—	—	—	(27,398)	—	—	(27,398)
Stock-based compensation	—	—	35,604	—	—	79	35,683
Restricted stock grants	532,651	—	—	—	—	—	—
Restricted stock cancellations	(108,265)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,077	—	1,077
Reclassification upon early adoption of ASU 2018-02	—	—	—	—	167	(167)	—
Balance at September 30, 2018	59,323,548	$59	$386,657	$(266,597)	$602	$242,964	$363,685

The accompanying notes are an integral part of these consolidated financial statements.

6	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements
(Unaudited)

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, companies, education institutions, healthcare organizations and individual change agents—we connect and empower organizations to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom. As of September 30, 2018, we had over 40,000 customers.

2. Basis of Presentation
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statement of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, and other forms filed with the SEC from time to time.
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

Third Quarter 2018 Form 10-Q	7

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
Select adjusted unaudited financial statement information, which reflects our adoption of ASU 2014-09 is set forth below.

Consolidated balance sheets:
	As of December 31, 2017
(dollars in thousands)	As Reported	Adjustments	As Adjusted
Accounts receivable, net of allowance	$96,293	$(614)	$95,679
Prepaid expenses and other current assets	$56,099	$5,879	$61,978
Other assets	$24,083	$33,155	$57,238
Deferred revenue, current portion	$276,456	$(1,393)	$275,063
Deferred tax liability	$37,597	$10,426	$48,023
Retained earnings	$195,649	$29,380	$225,029

8	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Consolidated statements of comprehensive income:
	Three months ended September 30, 2017			Nine months ended September 30, 2017
(dollars in thousands, except per share amounts)	As Reported(1)	Adjustments	As Adjusted	As Reported(1)	Adjustments	As Adjusted
Revenue
Recurring	$158,978	$8,528	$167,506	$469,107	$24,835	$493,942
One-time services and other	36,535	(9,617)	26,918	102,222	(25,079)	77,143
Total revenue	$195,513	$(1,089)	$194,424	$571,329	$(244)	$571,085
Cost of Revenue
Recurring	$63,743	$3,004	$66,747	$187,887	$8,913	$196,800
One-time services and other	23,262	(3,004)	20,258	71,595	(8,913)	62,682
Total cost of revenue	$87,005	$—	$87,005	$259,482	$—	$259,482
Operating expenses
Sales, marketing and customer success	$44,193	$(1,547)	$42,646	$129,394	$(3,171)	$126,223
Net income	$12,548	$276	$12,824	$35,224	$1,771	$36,995
Basic earnings per share	$0.27	$—	$0.27	$0.76	$0.03	$0.79
Diluted earnings per share	$0.26	$0.01	$0.27	$0.74	$0.04	$0.78

(1)	See the discussion of our reclassifications of previously reported revenue and costs of revenue above.

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
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.

Third Quarter 2018 Form 10-Q	9

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

10	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Recently issued accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will require lessees to record most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current guidance. The updated guidance also eliminates certain real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. All entities will classify leases to determine how to recognize lease-related revenue and expense. Upon adoption, entities will be required to use a modified retrospective approach with an option to use certain practical expedients. We expect to adopt ASU 2016-02 when effective, using the transition method that allows us to initially apply the guidance at the adoption date of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We expect ASU 2016-02 will impact our consolidated financial statements and related disclosures. We are currently evaluating the extent of the impact and expect that most of our lease commitments will be subject to the updated guidance and recognized as lease liabilities and right-of-use assets on our consolidated balance sheets upon adoption.

3. Business Combinations

Reeher acquisition
On April 30, 2018, we acquired all of the outstanding equity securities, including all voting equity interests, of Reeher LLC, a Minnesota limited liability company (“Reeher”), pursuant to a securities purchase agreement. The acquisition expands our fundraising performance management capabilities and is intended to drive more effective fundraising and greater social good outcomes for our customers. We acquired the equity securities for an aggregate purchase price of $41.3 million in cash, subject to certain adjustments set forth in the securities purchase agreement. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility (as defined below). As a result of the acquisition, Reeher has become a wholly-owned subsidiary of ours. The operating results of Reeher have been included in our consolidated financial statements from the date of acquisition. During the three and nine months ended September 30, 2018, we incurred insignificant acquisition-related expenses associated with the acquisition, which were recorded in general and administrative expense.
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

Third Quarter 2018 Form 10-Q	11

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

4. Goodwill
The change in goodwill during the nine months ended September 30, 2018, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2017	$530,249
Additions related to current year business combinations	18,417
Adjustments related to prior year business combinations	(141)
Effect of foreign currency translation	(1,187)
Balance at September 30, 2018	$547,338

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

12	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income	$11,164	$12,824	$35,507	$36,995
Denominator:
Weighted average common shares	47,279,591	46,711,709	47,174,903	46,627,213
Add effect of dilutive securities:
Stock-based awards	880,555	1,135,288	899,795	1,051,890
Weighted average common shares assuming dilution	48,160,146	47,846,997	48,074,698	47,679,103
Earnings per share:
Basic	$0.24	$0.27	$0.75	$0.79
Diluted	$0.23	$0.27	$0.74	$0.78

Anti-dilutive shares excluded from calculations of diluted earnings per share	—	1,719	—	4,938

6. Fair Value Measurements
We use a three-tier fair value hierarchy to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets;

•
Level 2 - Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Third Quarter 2018 Form 10-Q	13

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of September 30, 2018
Financial assets:
Derivative instruments	$—	$4,558	$—	$4,558
Total financial assets	$—	$4,558	$—	$4,558

Fair value as of December 31, 2017
Financial assets:
Derivative instruments	$—	$1,283	$—	$1,283
Total financial assets	$—	$1,283	$—	$1,283

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
We believe the carrying amounts of our cash and cash equivalents, restricted cash due to customers, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at September 30, 2018 and December 31, 2017, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at September 30, 2018 and December 31, 2017, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the nine months ended September 30, 2018. Additionally, we did not hold any Level 3 assets or liabilities during the nine months ended September 30, 2018.
Non-recurring fair value measurements
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill, which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, are based on Level 3 unobservable inputs. In the event of an impairment, we determine the fair value of the intangible assets other than goodwill using a discounted cash flow approach, which contains significant unobservable inputs and, therefore, is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate. For goodwill impairment testing, we estimate fair value using market-based methods including the use of market capitalization and consideration of a control premium.
There were no non-recurring fair value adjustments to intangible assets and goodwill during the nine months ended September 30, 2018, except for an insignificant business combination accounting adjustment to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date from updated information obtained during the measurement period. See Note 4 to these consolidated financial statements for additional details. The measurement period of a business combination may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

14	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

7. Consolidated Financial Statement Details
Prepaid expenses and other assets

(dollars in thousands)	September 30, 2018	December 31, 2017
Costs of obtaining contracts(1)	$83,267	$77,312
Prepaid software maintenance and subscriptions	21,750	17,402
Taxes, prepaid and receivable	6,319	10,548
Derivative instruments	4,558	1,283
Contract assets	4,415	3,136
Security deposits	2,793	2,305
Other assets	11,252	7,230
Total prepaid expenses and other assets	134,354	119,216
Less: Long-term portion	65,512	57,238
Prepaid expenses and other current assets	$68,842	$61,978

(1)	Amortization expense from costs of obtaining contracts was $26.6 million for the nine months ended September 30, 2018.
Accrued expenses and other liabilities

(dollars in thousands)	September 30, 2018	December 31, 2017
Accrued bonuses	$13,281	$16,743
Accrued commissions and salaries	7,855	6,943
Lease incentive obligations	3,881	4,635
Customer credit balances	3,928	4,652
Deferred rent liabilities	2,788	4,548
Taxes payable	3,247	5,517
Unrecognized tax benefit	3,017	1,972
Accrued vacation costs	2,364	2,458
Accrued health care costs	2,411	2,615
Other liabilities	8,646	9,948
Total accrued expenses and other liabilities	51,418	60,031
Less: Long-term portion	7,027	5,632
Accrued expenses and other current liabilities	$44,391	$54,399

Other (expense) income, net

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Interest income	$943	$393	$1,613	$771
Gain (loss) on derivative instrument	—	(3)	—	472
Loss on debt extinguishment	—	(137)	—	(299)
Other (expense) income, net	(1,090)	215	(1,254)	637
Other (expense) income, net	$(147)	$468	$359	$1,581

Third Quarter 2018 Form 10-Q	15

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

8. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Credit facility:
Revolving credit loans	$135,300	$143,000	3.99%	2.84%
Term loans	290,625	296,250	3.35%	2.64%
Other debt	1,076	1,076	4.50%	4.50%
Total debt	427,001	440,326	3.56%	2.71%
Less: Unamortized discount and debt issuance costs	1,745	2,102
Less: Debt, current portion	8,576	8,576	3.62%	3.03%
Debt, net of current portion	$416,680	$429,648	3.55%	2.71%

In June 2017, we entered into a five-year $700.0 million senior credit facility (the "2017 Credit Facility"). As of September 30, 2018, the required annual maturities related to the 2017 Credit Facility and other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2018 - remaining	$2,951
2019	7,500
2020	7,500
2021	7,500
2022	401,550
Thereafter	—
Total required maturities	$427,001

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

16	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Undesignated contracts
In June 2017, we entered into a foreign currency option contract to hedge our exposure to currency fluctuations in connection with our acquisition of JustGiving because the purchase price was denominated in British Pounds. The notional value of the instrument was £100.0 million with an effective date beginning in June 2017 and maturing in September 2017. We settled the foreign currency option contract in September 2017. We did not designate the foreign currency option contract as a cash flow hedge for accounting purposes since it involved a business combination. As such, changes in the fair value of this derivative were recognized in earnings. The insignificant premium paid for this option and the proceeds from settlement are shown within cash flows from investing activities in our consolidated statements of cash flows.
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
The fair values of our derivative instruments were as follows as of:

		Asset Derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	September 30, 2018	December 31, 2017	Balance sheet location	September 30, 2018	December 31, 2017
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$—	$145	Accrued expenses and other current liabilities	$—	$—
Interest rate swaps, long-term portion	Other assets	4,558	1,138	Other liabilities	—	—
Total derivative instruments designated as hedging instruments		$4,558	$1,283		$—	$—

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	September 30, 2018		Three months ended September 30, 2018	Nine months ended September 30, 2018
Interest rate swaps	$4,558	Interest expense	$23	$(17)

	September 30, 2017		Three months ended September 30, 2017	Nine months ended September 30, 2017
Interest rate swaps	$(105)	Interest expense	$(88)	$(192)

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive income as of September 30, 2018 that is expected to be reclassified into earnings within the next twelve months is $1.2 million. There were no ineffective portions of our interest rate swap derivatives during the nine months ended September 30, 2018 and 2017. See Note 13 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.

Third Quarter 2018 Form 10-Q	17

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

10. Commitments and Contingencies
Leases
Total rent expense was $6.2 million and $3.8 million for the three months ended September 30, 2018 and 2017, respectively, and $16.2 million and $11.9 million, respectively, for the nine months ended September 30, 2018 and 2017.
Other commitments
The term loans under the 2017 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2018, the remaining aggregate minimum purchase commitment under these arrangements was approximately $66.4 million through 2023.
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
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business. We make a provision for a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, we have determined as of September 30, 2018, that no provision for liability nor disclosure is required related to any claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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

18	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

11. Income Taxes
Our income tax provision (benefit) and effective income tax rates, including the effects of period-specific events, were:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Income tax provision (benefit)	$332	$2,975	$(2,370)	$4,120
Effective income tax rate	2.9%	18.8%	(7.2)%	10.0%

The decrease in our effective income tax rate during the nine months ended September 30, 2018, when compared to the same period in 2017, was primarily due to the impact of the discrete benefit to income tax expense relating to stock-based compensation items, calculated prior to the impact of the U.S. federal corporate tax rate change as a result of the Tax Act. This favorable impact was attributable to an increase in the market price for shares of our common stock, as reported by the Nasdaq Stock Market LLC ("Nasdaq"), as well as an increase in the number of stock awards that vested and were exercised. Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter. The discrete benefit to income tax expense relating to stock-based compensation during the three and nine months ended September 30, 2018 was reduced as a result of the decrease in the U.S. corporate tax rate.

The decreases in our effective income tax rates during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, were also attributable to the impact of the lower U.S. federal corporate tax rate on pre-tax income and the release of our tax reserve due to the expiration of the federal statute of limitations for 2014.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three and nine months ended September 30, 2018, the Company finalized its calculation of the transition tax as of December 31, 2017, and the impact to our effective income tax rate was insignificant.

The Tax Act eliminates the exceptions for performance-based compensation and CFO compensation from the calculation under Section 162(m) of the Internal Revenue Code. A transition rule allows for the grandfathering of performance-based compensation pursuant to a written binding contract in effect as of November 2, 2017. On August 21, 2018, the Internal Revenue Service issued Notice 2018-68 providing guidance regarding amendments to Section 162(m) contained in the Tax Act, including application of the transition rule. As a result of this guidance, the Company finalized its calculations of the Section 162(m) deduction and the ending estimated deferred tax assets for the performance-based stock compensation and the bonus accrual, which resulted in an insignificant impact to our effective income tax rate.

Our estimates of the impact of the Tax Act may change due to a number of additional considerations including, but not limited to, the issuance of additional regulations or guidance and our ongoing analysis of the new law. Any subsequent adjustment to these amounts will be recorded to tax expense when the analysis is complete.

Third Quarter 2018 Form 10-Q	19

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

12. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Included in cost of revenue:
Cost of recurring	$616	$434	$1,786	$1,257
Cost of one-time services and other	654	500	2,224	1,418
Total included in cost of revenue	1,270	934	4,010	2,675
Included in operating expenses:
Sales, marketing and customer success	2,234	1,686	6,866	4,906
Research and development	2,153	2,093	6,737	5,877
General and administrative	5,073	6,213	18,070	17,597
Total included in operating expenses	9,460	9,992	31,673	28,380
Total stock-based compensation expense	$10,730	$10,926	$35,683	$31,055

13. Stockholders' Equity
Dividends
Our Board of Directors has adopted a dividend policy, which provides for the distribution to stockholders of a portion of cash generated by us that is in excess of operational needs and capital expenditures. The 2017 Credit Facility limits the amount of dividends payable and certain state laws restrict the amount of dividends distributed.
In February 2018, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the nine months ended September 30, 2018.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 6, 2018	$0.12	February 28	March 15
April 30, 2018	$0.12	May 25	June 15
July 30, 2018	$0.12	August 28	September 14
On October 29, 2018, our Board of Directors declared a fourth quarter dividend of $0.12 per share payable on December 14, 2018 to stockholders of record on November 28, 2018.

20	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Accumulated other comprehensive loss, beginning of period	$(1,011)	$(623)	$(642)	$(604)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income balance, beginning of period	$2,787	$203	$776	$25
Other comprehensive income (loss) before reclassifications, net of tax effects of $(209), $209, $(860) and $135	583	(320)	2,398	(205)
Amounts reclassified from accumulated other comprehensive loss to interest expense	(23)	88	17	192
Tax benefit included in provision for income taxes	6	(35)	(5)	(76)
Total amounts reclassified from accumulated other comprehensive loss	(17)	53	12	116
Net current-period other comprehensive income (loss)	566	(267)	2,410	(89)
Reclassification upon early adoption of ASU 2018-02	—	—	167	—
Accumulated other comprehensive income (loss) balance, end of period	$3,353	$(64)	$3,353	$(64)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(3,798)	$(826)	$(1,418)	$(629)
Translation adjustments	1,047	(108)	(1,333)	(305)
Accumulated other comprehensive loss balance, end of period	(2,751)	(934)	(2,751)	(934)
Accumulated other comprehensive income (loss), end of period	$602	$(998)	$602	$(998)

14. Revenue Recognition
The prior period financial information presented below has been adjusted to reflect our adoption of ASU 2014-09.
Transaction price allocated to the remaining performance obligations
As of September 30, 2018, approximately $715 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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

Third Quarter 2018 Form 10-Q	21

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Contract balances
Our opening and closing balances of contract assets and deferred revenue were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Contract assets	$4,415	$3,136
Total deferred revenue	306,269	278,706

Contract assets increased during the nine months ended September 30, 2018 primarily as a result of incremental revenue recognized in excess of amounts billed. The increase in deferred revenue during the nine months ended September 30, 2018 was primarily due to new subscription sales of our cloud-based solutions and a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals in our second quarter as compared to our fourth quarter. The amount of revenue recognized during the nine months ended September 30, 2018 that was included in the deferred revenue balance at the beginning of the period was approximately $259 million. The amount of revenue recognized during the nine months ended September 30, 2018 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud-based solutions and related services in two primary geographical markets: to customers in the United States, and to customers located outside of the United States. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017
United States	$178,715	$174,685	$534,224	$516,094
Other countries	30,817	19,739	93,164	54,991
Total revenue	$209,532	$194,424	$627,388	$571,085

The General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG") comprise our go-to-market organizations. The following is a description of each market group:

•	The GMG focuses on sales to all K-12 private schools, faith-based and arts and cultural organizations, as well as emerging and mid-sized prospects in North America;

•	The EMG focuses on sales to all healthcare and higher education institutions, corporations and foundations, as well as large and/or strategic prospects in North America; and

•	The IMG focuses on sales to all prospects and customers outside of North America.
The following table presents our revenue by market group:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017
GMG	$94,387	$94,603	$285,264	$272,085
EMG	93,303	90,451	276,868	269,769
IMG	21,429	9,914	63,397	28,862
Other	413	(544)	1,859	369
Total revenue	$209,532	$194,424	$627,388	$571,085

22	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

15. Restructuring
During 2017, in an effort to further our organizational objectives, including improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers and prospects. Restructuring costs incurred to date and expected to be incurred consist primarily of costs to terminate existing lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as insignificant costs to relocate affected employees and write-off leasehold improvement assets that we will no longer use. We currently expect to incur before-tax restructuring costs associated with these activities of between $6.0 million and $8.0 million, with substantially all of the remaining costs expected to be incurred by the end of 2019. We also expect to incur employee severance costs related to the plan; however, these costs cannot be reasonably estimated at this time.
The following table summarizes our facilities optimization restructuring costs as of September 30, 2018:

	Costs incurred during the three months ended	Costs incurred during the nine months ended	Cumulative costs incurred as of
(in thousands)	September 30, 2018
By component:
Contract termination costs	$(1,449)	$2,974	$3,569
Other costs	535	611	810
Total	$(914)	$3,585	$4,379

During the three months ended September 30, 2018, we adjusted the restructuring liability to write off deferred rent balances for certain leased space that we ceased using in the three months ended June 30, 2018 and September 30, 2018. The change in our liability related to our facilities optimization restructuring during the three and nine months ended September 30, 2018, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2017			September 30, 2018
By component:
Contract termination costs	$691	$2,974	$(2,327)	$1,338
Other costs	—	611	(611)	—
Total	$691	$3,585	$(2,938)	$1,338

Third Quarter 2018 Form 10-Q	23

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, companies, education institutions, healthcare organizations and individual change agents—we connect and empower organizations to increase their impact through cloud software, services, expertise, and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom. As of September 30, 2018, we had over 40,000 customers.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud-based and hosted environments; (ii) providing payment and transaction services; (iii) providing software maintenance and support services; and (iv) providing professional services, including implementation, consulting, training, analytic and other services.
During the third quarter of 2018, we continued to execute on our four-point growth strategy targeted to drive an extended period of solution and service innovation, quality enhancement, increasing operating efficiency and financial performance:
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
We recently achieved several significant milestones on this strategy, first by announcing our new comprehensive Cloud Solution for Faith Communities with the introduction of Blackbaud Church Management™. This next generation cloud offering brings our proven strengths in fundraising and CRM, financial management, marketing, payments and analytics together with completely new church management capabilities, giving church leaders the ability to track gifts and tithing, assimilate new members, directly communicate with their congregations via multi-channel communication, enable members to make online and mobile contributions, manage small groups of volunteers, implement secure child check-in, conduct background checks, provide bulk tax statements and manage facilities. We expect the general release of Blackbaud Church Management in mid-2019.
Second, at our 2018 annual user conference, bbcon, we announced our new Cloud Solution for Higher Education with the introduction of a new Education Management portfolio along with stewardship management and guided fundraising capabilities tailored for higher education. This is another exciting next step forward in our continued commitment to providing comprehensive, purpose-built cloud solutions that drive digital transformation. This comprehensive cloud solution will enable customers to manage the complete student lifecycle from admissions to alumni engagement. Like our Cloud Solution for Faith Communities, our Cloud Solution for Higher Education takes advantage of the rapid innovation, modern user experience, and enhanced capabilities made possible by our Blackbaud

24	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.

SKY cloud platform and is another demonstration of our ability to rapidly build new solutions to further address customer needs and grow our addressable markets.
Third, we announced with Microsoft that we are investing in an Integrated Cloud Initiative for Nonprofits™, which will accelerate cloud innovation in areas that address critical market needs across the mission lifecycle of nonprofits. As part of this initiative, we announced our first jointly-developed solution suite called Nonprofit Resource Management™, which is a breakthrough in helping nonprofits effectively source, track, distribute, and measure the impact of their resources across core business processes from managing the distribution of material goods to financial and human capital distribution. Nonprofit Resource Management is currently in development in collaboration with early adopters. The first capability set, Goods Distribution, is expected to be released in the summer of 2019, with program design and others capabilities to follow. The solution will be sold jointly through Blackbaud and Microsoft partner and sales channels and will work seamlessly with Blackbaud solutions providing a connected experience for the customer. This is another step forward in an evolving partnership between Blackbaud and Microsoft to jointly-develop, co-market and co-sell innovative software technology that will propel the industry forward.

2.	Drive Sales Effectiveness
We are making investments to increase the effectiveness of our sales organization, with a focus on enabling our sales teams with the processes and tools to accelerate our revenue growth and improve productivity.
Selling integrated cloud-solutions that are purpose-built for organizations, such as our cloud for K-12 private schools, is a key competitive differentiator for our sales teams. Our sales account executives now lead with a total-solution selling strategy by vertical, focused on recurring revenue and driving more products per customer, higher ASP's, and increased customer retention over the long-term. We believe that attaching training, analytics, and payments improves the cloud experience, drives customer outcomes, improves retention, and increases customer lifetime value. We continue to innovate and acquire solutions that create value for our customers, such as our new Cloud Solutions for Faith Communities and Higher Education and the Integrated Cloud Initiative for Nonprofits with Microsoft, as discussed above.
Our focus has been on driving improved productivity within our existing salesforce through common procedures, training, key operating metrics, compensation plans, and reporting. In addition, we are now underway ramping up our direct sales hiring, and we expect to continue making similar investments during the fourth quarter of 2018 and beyond.

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
We have been executing this strategy for several years and have expanded our TAM by approximately $2 billion through acquired businesses. During the second quarter of 2018, we acquired Reeher, expanding our fundraising performance management capabilities with the intent to drive more effective fundraising and greater social good outcomes for our customers.
With the introduction of our new Cloud Solutions for Faith Communities and Higher Education and the Integrated Cloud Initiative for Nonprofits, we are now in a position to organically build and not just acquire incremental TAM. These solution introductions will add approximately $2 billion dollars to our TAM. We remain active in the evaluation of future opportunities to expand our TAM through acquisitions and internal product development.

4.	Improve Operating Efficiency
We are focused on operational efficiency to strengthen the business and deliver improved profitability. We continue driving towards a more scalable operating model that creates efficiency and consistency in how we execute through infrastructure investments, productivity initiatives and organizational re-alignments.

Third Quarter 2018 Form 10-Q	25

Blackbaud, Inc.

During 2017, in an effort to further our organizational objectives, including improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices outside of Charleston, South Carolina to highly modern and more collaborative workspaces with short-term financial commitments, and we have already successfully transitioned seven of our offices. The new workspaces are also more centrally located for our employees and closer to our customers and prospects. We currently expect to incur before-tax restructuring costs associated with these activities of between $6.0 million and $8.0 million, with substantially all of the remaining costs expected to be incurred by the end of 2019. We also expect to incur employee severance costs related to the plan; however, these costs cannot be reasonably estimated at this time. We have incurred cumulative before-tax restructuring costs of $4.4 million related to this plan as of September 30, 2018. These restructuring activities are currently expected to result in future annual before-tax savings of between $3.0 million and $4.0 million beginning in 2020.
We have also begun near-shoring certain functions such as customer operations and support on a selective basis to Costa Rica, enabling efficient resource investment to support our growing business.

Total revenue
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Total revenue	$209.5	$194.4	7.8%	$627.4	$571.1	9.9%
The increases in total revenue during the three and nine months ended September 30, 2018, when compared to the same periods in 2017, were primarily driven by growth in recurring revenue as we continue to see positive demand from customers across our portfolio of cloud-based solutions. The inclusion of JustGiving and Reeher also contributed to the increases in recurring and total revenue. One-time services and other revenue declined during the three and nine months ended September 30, 2018 due to our continued shift in focus towards selling cloud-based subscription solutions. In general, our cloud-based solutions include integrated analytics, training and payments services, and require less implementation services and little to no customization services. We are also selling more subscription-based contracts for professional services and services embedded in our renewable cloud-based solution contracts. As a result, we expect one-time services and other revenue to continue to be negatively impacted. In addition, we have also used promotions and discounts for our consulting services as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based subscriptions.

Income from operations
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Income from operations	$15.8	$18.4	(14.3)%	$44.7	$48.2	(7.2)%
Income from operations decreased during the three and nine months ended September 30, 2018, when compared to the same periods in 2017. The positive impact of growth in total revenue driven by recurring subscriptions was offset primarily by investments we are making in our sales organization and innovation, which we expect to continue in the fourth quarter of 2018 and beyond, and to a lesser extent, increases in amortization of intangible assets from business combinations of $1.2 million and $3.3 million, respectively. Also contributing to the decline in income from operations during the nine months ended September 30, 2018 were increases in stock-based compensation of $4.6 million, restructuring costs of $3.6 million and net acquisition-related costs of $0.8 million.

26	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.

Customer retention
Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud-based subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud-based solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides an accurate representation of our customers' overall behavior. For the twelve months ended September 30, 2018, approximately 92% of our customers with recurring revenue contracts were retained. This customer retention rate reflects a modest decrease from our rate for the full year ended December 31, 2017, and was driven by our efforts to rationalize our portfolio of solutions and migrate customers from legacy solutions towards our next generation cloud-based solutions.
Balance sheet and cash flow
At September 30, 2018, our cash and cash equivalents were $25.4 million and the carrying amount of our debt under the 2017 Credit Facility was $424.2 million. Our net leverage ratio was 2.02 to 1.00.
During the nine months ended September 30, 2018, we generated $137.8 million in cash flow from operations, had a net decrease in our borrowings of $13.3 million, inclusive of the incremental borrowings needed to finance the acquisition of Reeher, returned $17.5 million to stockholders by way of dividends and had aggregate cash outlays of $39.5 million for purchases of property and equipment and capitalized software development costs.

Results of Operations
Comparison of the three and nine months ended September 30, 2018 and 2017
We have included the results of operations of Reeher in our consolidated results of operations from the date of acquisition. We determined that the Reeher acquisition was not a material business combination; therefore, revenue and earnings since the acquisition date are not required or presented.
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

Third Quarter 2018 Form 10-Q	27

Blackbaud, Inc.

Operating results

Recurring
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Recurring revenue	$188.7	$167.5	12.6%	$562.3	$493.9	13.8%
Cost of recurring	76.5	66.7	14.7%	222.0	196.8	12.8%
Recurring gross profit(1)	$112.1	$100.8	11.3%	$340.3	$297.1	14.5%
Recurring gross margin	59.4%	60.2%		60.5%	60.2%

(1)	The individual amounts for each year may not sum to recurring gross profit due to rounding.
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
The increases in recurring revenue during the three and nine months ended September 30, 2018, when compared to the same periods in 2017, were primarily due to positive demand across our portfolio of cloud-based solutions as revenue from subscriptions increased $26.4 million and $84.2 million, respectively. The inclusion of JustGiving and Reeher also contributed to the increases in recurring revenue and their impacts are expected to remain modest in the near term due to U.K. market conditions and our acquisition-related integration efforts. The favorable impacts from subscriptions were partially offset by decreases in maintenance revenue of $5.2 million and $15.9 million, respectively, during the three and nine months ended September 30, 2018, when compared to the same periods in 2017. The decreases in maintenance revenue were primarily related to our ongoing efforts to migrate of our existing customer base from on-premises solutions onto our solutions powered by Blackbaud SKY, our modern cloud platform.
The increase in cost of recurring revenue during the three months ended September 30, 2018, when compared to the same period in 2017, was primarily due to increases in transaction-based costs of $2.5 million, related to payment services integrated in our cloud-based solutions, data center costs of $2.1 million, allocations of depreciation, facilities and IT support costs of $1.6 million and amortization of software development costs of $0.6 million.
The increase in cost of recurring revenue during the nine months ended September 30, 2018, when compared to the same period in 2017, was primarily due to an increase in transaction-based costs of $9.0 million directly related to an increase in transactional revenue. Also contributing to the increase in cost of recurring revenue were increases in data center costs of $5.3 million, allocations of depreciation, facilities and IT support costs of $2.3 million, amortization of software development costs of $2.5 million and compensation costs, driven by resource additions that are directly related to generating recurring revenue.
The inclusion of JustGiving and Reeher also contributed to the increases in costs of recurring revenue during the three and nine months ended September 30, 2018 when compared to the same periods in 2017.

28	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.

The decrease in recurring gross margin for the three months ended September 30, 2018, when compared to the same period in 2017, was primarily the result of incremental data center costs and, to a lesser extent, incremental amortization of software development costs, as growth in costs of recurring revenue outpaced the growth in related revenue.

One-time services and other
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
One-time services and other revenue	$20.9	$26.9	(22.4)%	$65.1	$77.1	(15.6)%
Cost of one-time services and other	18.7	20.3	(7.7)%	56.5	62.7	(9.9)%
One-time services and other gross profit(1)	$2.2	$6.7	(67.4)%	$8.7	$14.5	(40.1)%
One-time services and other gross margin	10.4%	24.7%		13.3%	18.7%

(1)	The individual amounts for each year may not sum to one-time services and other gross profit due to rounding.
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
One-time services and other revenue decreased during the three and nine months ended September 30, 2018, when compared to the same periods in 2017, primarily due to decreases in one-time consulting revenue of $2.7 million and $5.3 million, respectively, and analytics revenue of $2.9 million and $4.8 million, respectively. We expect that the ongoing shift in our go-to-market strategy towards cloud-based subscription offerings, which generally include integrated analytics and require less implementation and customization services, will continue to negatively impact one-time services and other revenue. We are also selling more subscription-based contracts for professional services and services embedded in our renewable cloud-based solution contracts. In addition, we have also used promotions and discounts for our consulting services as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based subscriptions.
Cost of one-time services and other decreased during the three and nine months ended September 30, 2018, when compared to the same periods in 2017, primarily due to decreases in compensation costs, which is in line with the ongoing shift in our go-to-market strategy as discussed above. Productivity gains also contributed to the decreases in cost of one-time services and other.
One-time services and other gross margin decreased during the three and nine months ended September 30, 2018, when compared to the same periods in 2017, as the declines in higher margin analytics and license fees revenue associated with the shift in our go-to-market strategy outpaced the reductions in costs of one-time services and other discussed above. This is a trend we expect to continue in the near term as we complete the transition of our solution portfolio to a cloud-based subscription delivery model.

Third Quarter 2018 Form 10-Q	29

Blackbaud, Inc.

Operating expenses

Sales, marketing and customer success
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Sales, marketing and customer success expense	$49.1	$42.6	15.1%	$143.0	$126.2	13.3%
% of total revenue	23.4%	21.9%		22.8%	22.1%
Sales, marketing, and customer success expense includes compensation costs, variable-sales commissions, travel-related expenses, advertising and marketing materials, public relations costs, variable reseller commissions and allocated depreciation, facilities and IT support costs.
We continue to make investments to drive sales effectiveness, which is a component of our four-point growth strategy to accelerate revenue growth. We also continue investing in our customer success organization to drive customer outcomes, loyalty, retention, and referrals. The increase in sales, marketing and customer success expense in dollars and as a percentage of total revenue during the three months ended September 30, 2018, when compared to the same period in 2017, was primarily due to increases in compensation costs of $2.2 million and commissions expense of $2.1 million. The increase in sales, marketing and customer success expense in dollars and as a percentage of total revenue during the nine months ended September 30, 2018, when compared to the same period in 2017, was primarily due to increases in compensation costs of $6.9 million, commissions expense of $5.0 million, and advertising and marketing costs of $2.1 million. Compensation costs increased as a result of our efforts that are currently underway to increase our direct sales force and we expect to continue making similar investments during the fourth quarter of 2018 and beyond. These incremental investments are intended to fuel revenue growth in late 2019 and more fully in 2020. In addition, compensation costs increased due to incremental headcount associated with the inclusion of JustGiving and Reeher. The increases in commission expense were primarily driven by increases in commissionable sales. Advertising and marketing costs increased as a result of our inclusion of JustGiving.

30	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.

Research and development
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2018(1)	2017(1)	Change	2018(2)	2017(2)	Change
Research and development expense	$24.2	$22.1	9.7%	$75.5	$67.6	11.6%
% of total revenue	11.6%	11.4%		12.0%	11.8%

(1)
Not included in research and development expense for the three months ended September 30, 2018 and 2017 were $9.9 million and $7.0 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those related to development of our next generation cloud-based solutions. Qualifying capitalized software development costs associated with our cloud-based solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years.

(2)
Not included in research and development expense for the nine months ended September 30, 2018 and 2017 were $26.0 million and $20.6 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance.

Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.
We continue to make investments to deliver integrated and open solutions in the cloud, which is a component of our four-point growth strategy to accelerate revenue growth. The increases in research and development expense dollars during the three and nine months ended September 30, 2018, when compared to the same periods in 2017, were primarily due to increases in compensation costs of $1.8 million and $5.6 million, respectively, and third-party contractor expenses of $1.9 million and $5.1 million, respectively. The increases in compensation costs were primarily associated with the inclusion of JustGiving's and Reeher's engineering resources. The incremental third-party contractor expenses were intended to help drive our solution development efforts, including our new Cloud Solutions for Faith Communities and Higher Education and the Integrated Cloud Initiative for Nonprofits. Research and development expense as a percentage of total revenue remained relatively similar during both periods.

General and administrative
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
General and administrative expense	$24.9	$23.5	5.7%	$78.4	$67.4	16.4%
% of total revenue	11.9%	12.1%		12.5%	11.8%
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
The increase in general and administrative expense in dollars during the three months ended September 30, 2018, when compared to the same period in 2017, was primarily due to an increase in third-party contractor expenses of $1.3 million. The increase in general and administrative expense in dollars and as a percentage of total revenue during the nine months ended September 30, 2018, when compared to the same period in 2017, was primarily due to increases in compensation costs of $4.3 million, third-party contractor expenses of $3.6 million, and net acquisition-related costs of $0.8 million. The increase in compensation costs was driven by a combination of higher salaries and employee benefits, primarily related to the inclusion of JustGiving and Reeher personnel, and stock-based compensation. The increases in third-party contractor expenses and acquisition-related integration costs were primarily related to our recent business acquisitions.

Third Quarter 2018 Form 10-Q	31

Blackbaud, Inc.

Restructuring
During 2017, in an effort to further our organizational objectives including, improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers and prospects. Restructuring costs incurred to date and expected to be incurred consist primarily of costs to terminate existing lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as insignificant costs to relocate affected employees and write-off leasehold improvement assets that we will no longer use. We currently expect to incur before-tax restructuring costs associated with these activities of between $6.0 million and $8.0 million, with substantially all of the remaining costs expected to be incurred by the end of 2019. We also expect to incur employee severance costs related to the plan; however, these costs cannot be reasonably estimated at this time. These restructuring activities are currently expected to result in improved operating efficiencies and future annual before-tax savings of between $3.0 million and $4.0 million beginning in 2020.

The following table summarizes our facilities optimization restructuring costs as of September 30, 2018:

	Costs incurred during the three months ended	Costs incurred during the nine months ended	Cumulative costs incurred as of
(in thousands)	September 30, 2018
By component:
Contract termination costs	$(1,449)	$2,974	$3,569
Other costs	535	611	810
Total	$(914)	$3,585	$4,379
During the three months ended September 30, 2018, we adjusted the restructuring liability to write off deferred rent balances for certain leased space that we ceased using in the three months ended June 30, 2018 and September 30, 2018. The change in our liability related to our facilities optimization restructuring during the three and nine months ended September 30, 2018, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2017			September 30, 2018
By component:
Contract termination costs	$691	$2,974	$(2,327)	$1,338
Other costs	—	611	(611)	—
Total	$691	$3,585	$(2,938)	$1,338

Third Quarter 2018 Form 10-Q	32

Blackbaud, Inc.

Interest expense
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Interest expense	$4.1	$3.1	33.9%	$12.0	$8.7	37.7%
% of total revenue	2.0%	1.6%		1.9%	1.5%
Interest expense increased during the three and nine months ended September 30, 2018, when compared to the same periods in 2017, primarily due to increases in our average daily borrowings related to our acquisitions of JustGiving in October 2017 and Reeher in April 2018. Also contributing to the increases in interest expense during the three and nine months ended September 30, 2018 were modest increases in our weighted average effective interest rates.
Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	September 30, 2018	Change	December 31, 2017
Recurring	Over the period billed in advance, generally one year	$289.7	9.1%	$265.5
One-time services and other	As services are delivered	16.6	25.5%	13.2
Total deferred revenue(1)		306.3	9.9%	278.7
Less: Long-term portion		3.4	(5.9)%	3.6
Current portion(1)		$302.8	10.1%	$275.1

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
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
Deferred revenue from recurring revenue contracts increased during the nine months ended September 30, 2018, primarily due to new subscription sales of our cloud-based solutions and a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals in our second quarter as compared to our fourth quarter. Deferred revenue from one-time services and other increased during the nine months ended September 30, 2018, primarily due to a seasonal increase in advance registration billings associated with our bbcon user conference, which occurs each year in October. A modest increase in one-time consulting sales also contributed to the increase in deferred revenue from one-time services and other.
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

Third Quarter 2018 Form 10-Q	33

Blackbaud, Inc.

Income tax provision (benefit)
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Income tax provision (benefit)	$0.3	$3.0	(88.8)%	$(2.4)	$4.1	(157.5)%
Effective income tax rate	2.9%	18.8%		(7.2)%	10.0%
The decrease in our effective income tax rate during the nine months ended September 30, 2018, when compared to the same period in 2017, was primarily due to the impact of the discrete benefit to income tax expense relating to stock-based compensation items, calculated prior to the impact of the U.S. federal corporate tax rate change as a result of the Tax Act. This favorable impact was attributable to an increase in the market price for shares of our common stock, as reported by Nasdaq, as well as an increase in the number of stock awards that vested and were exercised. Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter. This discrete benefit to income tax expense relating to stock-based compensation during the three and nine months ended September 30, 2018 was reduced as a result of the decrease in the U.S. corporate tax rate.
The decreases in our effective income tax rates during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, were also attributable to the impact of the lower U.S. federal corporate tax rate on pre-tax income and the release of our tax reserve due to the expiration of the federal statute of limitations for 2014.
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
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three and nine months ended September 30, 2018, the Company finalized its calculation of the transition tax as of December 31, 2017, and the impact to our effective income tax rate was insignificant.
The Tax Act eliminates the exceptions for performance-based compensation and CFO compensation from the calculation under Section 162(m) of the Internal Revenue Code. A transition rule allows for the grandfathering of performance-based compensation pursuant to a written binding contract in effect as of November 2, 2017. On August 21, 2018, the Internal Revenue Service issued Notice 2018-68 providing guidance regarding amendments to Section 162(m) contained in the Tax Act, including application of the transition rule. As a result of this guidance, the Company finalized its calculations of the Section 162(m) deduction and the ending estimated deferred tax assets for the performance-based stock compensation and the bonus accrual, which resulted in an insignificant impact to our effective income tax rate.
Our estimates of the impact of the Tax Act may change due to a number of additional considerations including, but not limited to, the issuance of additional regulations or guidance and our ongoing analysis of the new law. Any subsequent adjustment to these amounts will be recorded to tax expense when the analysis is complete.

34	Third Quarter 2018 Form 10-Q

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
GAAP Revenue	$209.5	$194.4	7.8%	$627.4	$571.1	9.9%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.6	0.3	63.6%	1.8	0.7	163.7%
Non-GAAP revenue(1)	$210.1	$194.8	7.9%	$629.2	$571.8	10.0%

GAAP gross profit	$114.3	$107.4	6.4%	$348.9	$311.6	12.0%
GAAP gross margin	54.5%	55.2%		55.6%	54.6%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.6	0.3	63.6%	1.8	0.7	163.7%
Add: Stock-based compensation expense	1.3	0.9	36.0%	4.0	2.7	49.9%
Add: Amortization of intangibles from business combinations	10.6	10.0	6.5%	31.7	29.9	6.0%
Add: Employee severance	0.3	—	100.0%	0.9	1.0	(11.0)%
Add: Acquisition-related integration costs	—	—	—%	—	0.1	(70.9)%
Subtotal(1)	12.7	11.3	13.2%	38.4	34.3	11.9%
Non-GAAP gross profit(1)	$127.0	$118.7	7.0%	$387.4	$345.9	12.0%
Non-GAAP gross margin	60.5%	60.9%		61.6%	60.5%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

Third Quarter 2018 Form 10-Q	35

Blackbaud, Inc.

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions, except per share amounts)	2018	2017	Change	2018	2017	Change
GAAP income from operations	$15.8	$18.4	(14.3)%	$44.7	$48.2	(7.2)%
GAAP operating margin	7.5%	9.5%		7.1%	8.4%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.6	0.3	63.6%	1.8	0.7	163.7%
Add: Stock-based compensation expense	10.7	10.9	(1.8)%	35.7	31.1	14.9%
Add: Amortization of intangibles from business combinations	11.9	10.7	10.8%	35.4	32.1	10.4%
Add: Employee severance	0.7	0.1	432.8%	1.7	3.0	(42.8)%
Add: Acquisition-related integration costs	0.8	0.4	97.4%	3.4	0.6	451.9%
Add: Acquisition-related expenses	0.3	1.5	(82.3)%	1.9	3.9	(51.3)%
Add: Restructuring costs	(0.9)	—	100.0%	3.6	—	100.0%
Subtotal(1)	24.0	24.0	(0.2)%	83.5	71.3	17.1%
Non-GAAP income from operations(1)	$39.7	$42.4	(6.4)%	$128.2	$119.5	7.3%
Non-GAAP operating margin	18.9%	21.8%		20.4%	20.9%

GAAP income before provision for income taxes	$11.5	$15.8	(27.2)%	$33.1	$41.1	(19.4)%
GAAP net income	$11.2	$12.8	(12.9)%	$35.5	$37.0	(4.0)%
Shares used in computing GAAP diluted earnings per share	48,160,146	47,846,997	0.7%	48,074,698	47,679,103	0.8%
GAAP diluted earnings per share	$0.23	$0.27	(14.8)%	$0.74	$0.78	(5.1)%
Non-GAAP adjustments:
Add: GAAP income tax provision (benefit)	0.3	3.0	(88.8)%	(2.4)	4.1	(157.5)%
Add: Total non-GAAP adjustments affecting income from operations	24.0	24.0	(0.2)%	83.5	71.3	17.1%
Add (less): Loss (gain) on derivative instrument	—	—	(100.0)%	—	(0.5)	(100.0)%
Add: Loss on debt extinguishment	—	0.1	(100.0)%	—	0.3	(100.0)%
Non-GAAP income before provision for income taxes	35.5	40.0	(11.3)%	116.6	112.2	3.9%
Assumed non-GAAP income tax provision(2)	7.1	12.8	(44.5)%	23.3	35.9	(35.1)%
Non-GAAP net income(1)	$28.4	$27.2	4.4%	$93.3	$76.3	22.2%

Shares used in computing non-GAAP diluted earnings per share	48,160,146	47,846,997	0.7%	48,074,698	47,679,103	0.8%
Non-GAAP diluted earnings per share	$0.59	$0.57	3.5%	$1.94	$1.60	21.3%

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.

(2)
Beginning in 2018, we now apply a non-GAAP effective tax rate of 20.0% in our determination of non-GAAP net income, which represents the GAAP effective tax rate, excluding the discrete tax effect of stock-based compensation. For the three and nine months ended September 30, 2017, the tax impact related to non-GAAP adjustments is calculated under our historical non-GAAP effective tax rate of 32.0%.

Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.

	Nine months ended September 30,
(dollars in millions)	2018	Change	2017
GAAP net cash provided by operating activities	$137.8	11.7%	$123.4
Less: purchase of property and equipment	(12.9)	53.4%	(8.4)
Less: capitalized software development costs	(26.6)	29.2%	(20.6)
Non-GAAP free cash flow	98.3	4.2%	94.4

36	Third Quarter 2018 Form 10-Q

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

(dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
GAAP revenue	$209.5	$194.4	$627.4	$571.1
GAAP revenue growth	7.8%		9.9%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(2.4)	10.2	(2.8)	31.0
Total Non-GAAP adjustments	(2.4)	10.2	(2.8)	31.0
Non-GAAP revenue	$207.2	$204.7	$624.6	$602.1
Non-GAAP organic revenue growth	1.2%		3.7%

Non-GAAP revenue (2)	$207.2	$204.7	$624.6	$602.1
Foreign currency impact on Non-GAAP organic revenue (3)	0.5	—	(3.5)	—
Non-GAAP revenue on constant currency basis (3)	$207.7	$204.7	$621.1	$602.1
Non-GAAP organic revenue growth on constant currency basis	1.5%		3.2%

GAAP recurring revenue	$188.7	$167.5	562.3	493.9
GAAP recurring revenue growth	12.6%		13.8%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(2.3)	10.2	(2.7)	30.7
Total Non-GAAP adjustments	(2.3)	10.2	(2.7)	30.7
Non-GAAP recurring revenue	$186.3	$177.7	$559.6	$524.7
Non-GAAP organic recurring revenue growth	4.9%		6.7%

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

Third Quarter 2018 Form 10-Q	37

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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	September 30, 2018	Change	December 31, 2017
Cash and cash equivalents	$25.4	(15.0)%	$29.8
Property and equipment, net	42.9	1.6%	42.2
Software development costs, net	68.3	26.2%	54.1
Total carrying value of debt	425.3	(3.0)%	438.2
Working capital	(191.2)	(9.1)%	(175.2)
The following table presents selected financial information about our cash flows:

	Nine months ended September 30,
(dollars in millions)	2018	Change	2017
Net cash provided by operating activities	$137.8	11.7%	$123.4
Net cash used in investing activities	(84.9)	8.5%	(78.2)
Net cash used in financing activities	(487.8)	87.9%	(259.6)
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

38	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.

At September 30, 2018, our total cash and cash equivalents balance included approximately $14.8 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities of $137.8 million increased by $14.4 million during the nine months ended September 30, 2018, when compared to the same period in 2017, primarily due to a $5.1 million increase in net income adjusted for non-cash expenses, and an increase in cash flow from operations associated with working capital. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital increased $9.3 million during the nine months ended September 30, 2018, when compared to the same period in 2017, primarily due to an increase in the collection of customer account balances.
Investing cash flow
Net cash used in investing activities of $84.9 million increased by $6.6 million during the nine months ended September 30, 2018, when compared to the same period in 2017.
During the nine months ended September 30, 2018, we used net cash of $45.3 million, primarily for our acquisition of Reeher, while we made a similar investment during the same period in 2017 with our acquisition of AcademicWorks. We used $26.6 million for software development costs, which was up $6.0 million from cash spent during the same period in 2017. The increase in cash outlays for software development costs was primarily driven by development activities related to our cloud-based solutions as well as development activities for Blackbaud SKY, our modern cloud platform.
We also spent $12.9 million of cash for purchases of property and equipment during the nine months ended September 30, 2018, which was up $4.5 million from cash spent during the same period in 2017. The increase in cash outlays for property and equipment was primarily driven by leasehold improvements for our new global headquarters in Charleston, South Carolina.
Financing cash flow
During the nine months ended September 30, 2018, we had a net decrease in borrowings of $13.3 million, even with the incremental borrowings needed to finance our acquisition of Reeher.
We paid $27.4 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during the nine months ended September 30, 2018 compared to $19.1 million during the same period in 2017. The amount of taxes paid by us on the behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, employee exercise decisions, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter. In addition, during the nine months ended September 30, 2018, we paid dividends of $17.5 million, which was relatively consistent with the comparable period of 2017.
Cash used in financing activities associated with changes in restricted cash due to customers increased $211.0 million during the nine months ended September 30, 2018 when compared to the same period in 2017, as the amount of restricted cash held and payable by us to customers as of December 31, 2017 was significantly larger than at the same date in 2016.
2017 Credit Facility
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At September 30, 2018, our available borrowing capacity under the 2017 Credit Facility was $260.6 million. The 2017 Credit Facility matures in June 2022.

Third Quarter 2018 Form 10-Q	39

Blackbaud, Inc.

At September 30, 2018, the carrying amount of our debt under the 2017 Credit Facility was $424.2 million. Our average daily borrowings during the three and nine months ended September 30, 2018 were $447.1 million and $460.7 million, respectively.
The following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of September 30, 2018
Net Leverage Ratio	≤ 3.50 to 1.00	2.02 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	12.88 to 1.00
Under the 2017 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2017 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2017 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At September 30, 2018, we were in compliance with our debt covenants under the 2017 Credit Facility.
Commitments and contingencies
As of September 30, 2018, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$427.0	$8.6	$15.0	$403.4	$—

Unrecorded contractual obligations:
Operating leases(2)	178.8	22.8	39.1	33.1	83.8
Interest payments on debt(3)	54.9	15.2	29.7	10.0	—
Purchase obligations(4)	66.4	36.2	27.8	2.4	—
Total contractual obligations	$727.1	$82.8	$111.6	$448.9	$83.8

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2017 Credit Facility and our other debt at September 30, 2018 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2017 Credit Facility for the purposes of determining minimum commitment amounts.

(2)	Our commitments related to operating leases have not been reduced by sublease income, incentive payments and reimbursement of leasehold improvements.

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
The total liability for uncertain tax positions as of September 30, 2018 and December 31, 2017, was $4.3 million and $5.2 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was $0.7 million and $0.8 million as of September 30, 2018 and December 31, 2017, respectively.
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

40	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.

On October 29, 2018, our Board of Directors declared a fourth quarter dividend of $0.12 per share payable on December 14, 2018 to stockholders of record on November 28, 2018.

Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Foreign Currency Exchange Rates
Approximately 15% of our total revenue for the nine months ended September 30, 2018 was generated from operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a loss of $2.8 million as of September 30, 2018 and a loss of $1.4 million as of December 31, 2017.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the nine months ended September 30, 2018, foreign translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the nine months ended September 30, 2018, the fluctuation in foreign currency exchange rates increased our total revenue by $3.3 million and our income from operations by $0.7 million. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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
Except for our accounting policies for revenue recognition and deferred commissions (herein referred to as "costs of obtaining contracts") that were updated as a result of adopting ASU 2014-09, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2018 as compared to those

Third Quarter 2018 Form 10-Q	41

Blackbaud, Inc.

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

42	Third Quarter 2018 Form 10-Q

Blackbaud, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of September 30, 2018, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2017 and September 30, 2018.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended September 30, 2018 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Note 2 to our consolidated financial statements in this report, we adopted ASU 2014-09 effective January 1, 2018. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new standard on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of ASU 2014-09.

Third Quarter 2018 Form 10-Q	43

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended September 30, 2018. All of these acquisitions were of common stock withheld by us to satisfy tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, July 1, 2018				$50,000
July 1, 2018 through July 31, 2018	11,006	$115.38	—	50,000
August 1, 2018 through August 31, 2018	9,730	96.98	—	50,000
September 1, 2018 through September 30, 2018	—	—	—	50,000
Total	20,736	$106.74	—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

44	Third Quarter 2018 Form 10-Q

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

Third Quarter 2018 Form 10-Q	45

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	November 2, 2018	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2018	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

46	Third Quarter 2018 Form 10-Q