Form 10-K
period 2018-12-31
BLACKBAUD INC
filed 2019-02-20
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☑    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐  NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☑    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☐
	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2018 (based on the closing sale price of $102.45 on that date) was approximately $4,380,929,403. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of February 4, 2019 was 48,568,295.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Stockholders currently scheduled to be held June 13, 2019 are incorporated by reference into Part III hereof. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2018.

2018 Form 10-K	1

Blackbaud, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the documents incorporated herein by reference, contains forward-looking statements that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These "forward-looking statements" are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, our ability to successfully integrate acquired businesses and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock-based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, the adequacy of our data security procedures, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “will,” “targets,” “plans,” “anticipates,” “aims,” “projects,” “estimates,” or any variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Accordingly, they should not be viewed as assurances of future performance, and actual results may differ materially and adversely from those expressed in any forward-looking statements.
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

2	2018 Form 10-K

Blackbaud, Inc.

PART I.
ITEM 1. BUSINESS
Description of Business
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, companies, education institutions, healthcare organizations and individual change agents—we connect and empower organizations to increase their impact through cloud software, services, expertise and data intelligence. Blackbaud brings more than three decades of leadership to this sector: since originally incorporating in New York in 1981 and later reincorporating as a South Carolina corporation in 1991 and as a Delaware corporation in 2004, our tailored portfolio of software and services has grown to support the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Our solutions are designed to meet the needs of virtually all types of organizations in the social good community, from major global institutions to local soup kitchens. At the end of 2018, we had over 45,000 customers located in over 60 countries. We are deeply proud to play a part in our customers’ success in their missions to cure diseases, advance education, preserve and share arts and culture, help animals, support those in need and more.
Market Overview
The philanthropic industry is significant, and our addressable market is substantial and growing
Worldwide there are millions of social good organizations including nonprofits, foundations, companies, education institutions and healthcare organizations. Billions of individuals are also active participants in the social good community by donating funds, volunteering their time, advocating for a cause or otherwise engaging with social good organizations.
Our estimated current total addressable market ("TAM") is greater than $10 billion. This includes an expansion into new and near adjacencies in 2018, including our Cloud Solution for Faith Communities, our expanded Cloud Solution for Higher Education, our Integrated Cloud Initiative for Nonprofits in partnership with Microsoft, as well as our acquisition of YourCause Holdings, LLC ("YourCause") on January 2, 2019.
Traditional methods of fundraising and organizational management are often costly and inefficient
Many social good organizations use manual methods or stand-alone software applications not specifically designed for fundraising and organizational management for institutions like theirs. Such methods are often costly and inefficient because of the difficulties in effectively collecting, sharing and using donation-related information. Furthermore, general purpose software applications frequently have limited functionality and do not efficiently integrate multiple databases. Some social good organizations have developed proprietary software, but doing so is expensive, requiring on-site technical personnel for development, implementation and maintenance.

2018 Form 10-K	3

Blackbaud, Inc.

The nonprofit industry faces particular operational challenges
Nonprofit organizations, education institutions and healthcare organizations must efficiently:

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
Because of these challenges, we believe nonprofits, healthcare organizations and education institutions can benefit from software applications and services specifically designed to serve their particular needs and workflows to grow revenue, work effectively and accomplish their missions.
Companies, grantmaking institutions and foundations also face unique challenges
Companies, grantmaking institutions and foundations, face their own unique challenges, including the need to:

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
Strategy
Our objective is to maintain and extend our position as the leading provider of cloud software and services for the global social good community, supporting its missions from fundraising to delivering outcomes. Our key strategies for achieving this objective are to:
Delight our customers
We intend to make our customers' experience with us effective, efficient and satisfying from their initial interest in our solutions and services through their decision to purchase, engage with customer support and utilize solution enhancements. We continue to focus on initiatives aimed at improving the consistency and quality of user experience across our offerings. We also continue to evolve the manner in which we package and sell our offerings to provide high quality and value combined with flexibility to meet the unique needs of our existing and prospective customers. For example, we have increased the number of our cloud solutions sold under a subscription pricing model, which can make it easier for customers to purchase our solutions. In addition, we are continuing to integrate value-adding capabilities such as payment services, analytics and business intelligence into our suite of solutions to better address our customers' needs with comprehensive

4	2018 Form 10-K

Blackbaud, Inc.

offerings. We will continue to focus on providing the highest level of solution support, enhancing our existing solutions and developing new solutions and services designed to help our customers be more effective and achieve their missions.
Execute on our Four-Point Growth Strategy
During 2018, we continued to execute our four-point growth strategy targeted to drive an extended period of solution and service innovation, quality enhancement, increased operating efficiency and improved financial performance:

1.	Integrated and Open Solutions in the Cloud
We will continue to transition our business to predominantly serve customers through a subscription-based cloud delivery model, enabling lower cost of entry, greater scalability and lower total cost of ownership to our customers. We continue to optimize our portfolio of solutions and integrate powerful capabilities — such as built-in data analytics, payment services and tailored user experiences — to bring even greater value and performance to our customers.
During 2018, we made several portfolio announcements, ranging from solution integrations to new capabilities for existing solutions to new solution introductions. We introduced our Cloud Solution for Faith Communities, which combines our proven strength in financial management, fundraising, marketing, payments and analytics with our completely new Church Management capabilities. With this move, we now will provide integrated end-to-end cloud capabilities that enable churches to digitally transform their operations through a single connected experience. We also announced our Cloud Solution for Higher Education, introducing a new Education Management portfolio, along with stewardship management and guided fundraising capabilities tailored for higher education. This new cloud solution will enable customers to manage the complete student life cycle, from admissions to alumni engagement, student enrollment, classroom scheduling and a student information system. We also announced the Integrated Cloud Initiative for Nonprofits, a joint investment with Microsoft to accelerate cloud innovation in areas that address critical market needs across the mission life cycle of nonprofits. As part of this initiative, we are jointly developing a solution called Nonprofit Resource Management, which is a breakthrough in helping nonprofits effectively source, track, distribute and measure the impact of their resources across core business processes for managing the distribution of everything from material goods to financial and human capital.

2.	Drive Sales Effectiveness
We are making investments to increase the effectiveness of our sales organization, with a focus on enabling our expanding sales teams with the talent, processes and tools to accelerate our revenue growth and improve effectiveness. Our sales teams are now managed on a common sales operating model. This model, which is driving increased productivity, includes common procedures, training, key operating metrics, compensation plans and reporting. Our sales account executives now lead with a total-solution selling strategy by vertical, focused on recurring revenue and driving more products per customer, higher ASPs and increased customer retention over the long-term. We believe that attaching training, analytics and payments improves the cloud experience, drives customer outcomes, improves retention and increases customer lifetime value. We continue to innovate and acquire solutions that create greater value for our customers. We spent the second half of 2018 ramping our direct sales hiring resulting in an increase in sales headcount of 19% since the end of 2017. We expect to continue making similar investments during 2019 and beyond. These incremental investments are intended to address the large market opportunity that we see for ourselves and fuel future revenue growth. Also, our partnership with Microsoft is gaining momentum with Microsoft introducing us to new joint-selling opportunities.

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
In 2018, we announced our Cloud Solution for Faith Communities, our expanded Cloud Solution for Higher Education and the Integrated Cloud Initiative for Nonprofits, demonstrating that we are now in a position to organically build and not just acquire incremental TAM. These solution introductions added approximately $2 billion to our TAM.

2018 Form 10-K	5

Blackbaud, Inc.

We also acquired Reeher in the second quarter of 2018 to bolster our extensive performance benchmarking capabilities. In addition, our recent acquisition of YourCause, which closed on the first business day in January 2019, added another half-billion dollars to our TAM. Our TAM now stands at over $10 billion.

4.	Improve Operating Efficiency
We continue driving towards a more scalable operating model that creates efficiency and consistency in how we execute through infrastructure investments, productivity initiatives, and organizational re-alignments. Our organizational model, which we have evolved over the past few years, is largely complete and allows us to gain efficiency and consistency in how we execute. We have centralized our operations, including marketing, sustained engineering, product management, finance, customer support, customer success and professional services, which allows us to better manage the entire customer experience. We also created an operational excellence function inside of Blackbaud that focuses on maximizing the effectiveness of the business through continuous improvement.
In 2018, we continued executing against a cohesive workplace strategy in an effort to improve operating efficiency and further our organizational objectives, with our geographically diverse workforce. We also furthered our efforts to relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are more centrally located for our employees and closer to our customers. Our aim is optimizing our office utilization, improving our geographic sales coverage, and enhancing our employees' daily experience to improve productivity and effectiveness. We have continued this initiative into 2019 and expect to be largely complete by the end of this year.
We have also begun near-shoring certain functions such as customer operations and support on a selective basis to Costa Rica, enabling efficient resource investment to support our growing business.
Attract Top Talent and Actively Engage Employee Base
Our customers' passion is our purpose, and we have incredible customers whose missions make the world a better place for all of us. Driven by this purpose, our employees come to work every day knowing that they can make a real difference with our customers and thus, the world. Collaboration, innovation and high standards are core to our culture and help to enable the great work we do. We strive to hire the best employees and provide a workplace where their talents and potential are realized. Our employees' engagement is a focus of every leader at Blackbaud, and we continually work to understand what matters and to make our workplace better. We believe people with a passion for purpose can have a unique and fulfilling career experience on our team. Our leaders are committed to our employees' personal and career development and continually work to improve the training and tools provided to their teams.
Build our Reputation as an Industry Thought Leader
In our 37 years of experience in the philanthropic market, we have gained significant insight into the overall market and industry segments in which we operate. We produce a wide range of thought leadership materials, including blogs, monthly indices and white papers, which provide insights and guidance to the social good community. We also participate in a number of industry forums, where we exchange views and engage with industry and government leaders. Our annual user conference, bbcon™, is used in part as a forum to offer thought leadership to our customers, as are other market specific user conferences such as our annual K-12 conference. We intend to expand these activities and further build our reputation as a thought leader within the industry. Additionally, the Blackbaud Institute for Philanthropic Impact brings together the best minds in philanthropy to develop and share leading-edge research and insight that accelerates the impact of the social good community. The research and reports the Blackbaud Institute produces serve to strengthen the social good community as a whole.
Solutions and Services
We offer a full spectrum of cloud and on-premises solutions, as well as a resource network that empowers and connects organizations of all sizes. The Blackbaud portfolio is delivered primarily through cloud solutions tailored to the unique needs of vertical markets, offering fundraising and relationship management, marketing and engagement, financial management, grant and award management, organizational and program management (such as education and church management and ticketing), social responsibility, payment services and analytics. We offer the social good community comprehensive cloud solutions to advance their missions, backed by our analytic services, which deliver insights powered

6	2018 Form 10-K

Blackbaud, Inc.

by the world's most robust philanthropic data set. Our solutions can be combined with a range of consulting, training and professional services, maintenance and technical support, as well as payment processing, analytic and business intelligence services. In addition, we offer solutions that span the full spectrum of giving activities, including corporate social responsibility ("CSR") programs, grant management, employee involvement, foundation management and other philanthropic activities.
Our specific solutions and services include:
Fundraising and Relationship Management
Blackbaud Raiser's Edge NXT® is our flagship smart cloud fundraising and relationship management solution. Blackbaud Raiser's Edge NXT is the first and only cloud fundraising and relationship management solution that is all-inclusive, fully integrated with data, analytics, marketing tools, payment processing and tailored user-specific experiences. Blackbaud Raiser's Edge NXT is, we believe, the most advanced technology available to nonprofits seeking to operate more efficiently and raise more support for their missions.
Blackbaud CRM™ is a comprehensive, customizable fundraising and relationship management solution. It is our lead offering for enterprise-level organizations seeking a powerful, yet adaptable solution for fundraising, marketing, and program management across the engagement lifecycle, specializing in supporting sophisticated major giving, membership and high-volume direct marketing programs. Blackbaud CRM helps organizations build deeper and more personalized relationships with constituents, build their brand through online engagement and multichannel communication tools, and more effectively fundraise, leveraging campaign management, business intelligence and analytics. Blackbaud CRM can be sold as an integrated solution with our enterprise online solutions to enable multi-channel marketing, online engagement and event fundraising.
Blackbaud Luminate CRM™ is our Salesforce-based CRM offering for nonprofits and is sold as a single integrated solution with Blackbaud Luminate Online®. Blackbaud Luminate CRM is built on the Salesforce.com cloud computing application platform and offers nonprofits an extensible suite via the Salesforce App Exchange for consolidating information and business processes into one system. The core components of Blackbaud Luminate CRM are campaign management, constituent relations, business intelligence and analytics. When combined with Blackbaud Luminate Online, it provides best-in-class functionality to help nonprofits with online fundraising, peer-to-peer event fundraising, payment processing, email marketing, advocacy and website management.
Blackbaud eTapestry® is a simple, cloud fundraising and donor management solution built specifically for smaller, developing nonprofits in need of a cloud solution to support basic fundraising needs. It offers nonprofit organizations a cost-effective way to manage donors, process gifts, create reports, accept online donations and communicate with constituents. This technology provides a system that is simple to maintain, efficient to operate and is intuitively easy to learn without extensive training.
Blackbaud TeamRaiser® is the industry’s most comprehensive cloud solution designed specifically for event fundraising. Powering thousands of events each year, Blackbaud TeamRaiser allows nonprofits’ supporters to create personal or team fundraising web pages and send email donation appeals in support of events such as walks, runs and rides.
everydayhero® is an innovative, cloud crowdfundraising solution designed to meet the peer-to-peer fundraising needs of nonprofits' supporters. It is a leading donor acquisition tool, and helps nonprofits connect with a younger, more online-focused generation of donors, a first step in helping nonprofits develop long-term relationships with their supporters. Founded in Australia, where it is a market leader, everydayhero is now sold throughout Europe and the U.S. Its integrations with fitness applications such as Strava and MapMyFitness continue to enhance the fundraising landscape by providing millions across the globe the chance to easily integrate fitness and philanthropy.
Blackbaud Peer-to-Peer Fundraising™, powered by JustGiving™ is one of the world's leading social platforms for giving. Blackbaud Peer-to-Peer Fundraising™, powered by JustGiving™ develops world-class technology and innovative tools to connect people with the causes they care about. By making giving more simple, social and rewarding, JustGiving helps all causes, charities and people in need to reach more people and raise more money.
Blackbaud Guided Fundraising™ and Blackbaud Volunteer Network Fundraising™ can work together or independently to help higher education institutions meet their advancement targets and development campaign goals. Blackbaud Guided Fundraising is used by institutions seeking to manage all the details behind the sophisticated, person-to-person solicitation strategies that drive fundraising results. Blackbaud Volunteer Network Fundraising helps

2018 Form 10-K	7

Blackbaud, Inc.

institutions manage volunteer fundraising campaigns with tools for project management, communication, and reporting.
Marketing and Engagement
Blackbaud Luminate Online®, delivered in the cloud, helps our customers better understand their online supporters, make the right ask at the right time, and raise money online. It includes tools to build online fundraising campaigns as part of an organization's existing website or as a stand-alone fundraising site. Donation forms, gift processing, and tools for communicating through web pages and email give our customers the essentials for building sustainable donor relationships. Customers can also purchase additional modules including Blackbaud Luminate Advocacy™, which combines online marketing tools and legislative data to mobilize supporters and influence policy-makers.
Blackbaud Online Express™ is a simple, cloud fundraising and marketing tool designed for smaller nonprofit organizations using Raiser’s Edge® and Blackbaud Raiser's Edge NXT. It provides nonprofits with easy-to-use, fully integrated features and functionality such as email marketing, donation forms, event registrations and dashboard metrics.
Blackbaud NetCommunity™ is an online marketing and communications tool that enables organizations that utilize Raiser's Edge software to build interactive websites and manage email marketing campaigns. With Blackbaud NetCommunity, organizations can, among other things, establish online communities for social networking among constituents and also provide a platform for online giving, membership purchases and event registration. Because Blackbaud NetCommunity's deep integration requires a Raiser's Edge database to operate, it can only be sold with Raiser's Edge or to existing Raiser's Edge customers.
Blackbaud Attentive.ly™ is a cloud portal enriched with data that allows marketers to drive engagement with their organization or institution by providing social media insights. It can be used as a stand-alone application or integrated into Blackbaud’s fundraising and marketing applications, helping marketers reach new audiences and shape meaningful conversations online.
Blackbaud School Website System™ is a content management system that gives schools the flexibility to build and edit webpages, with easy access to content types including photos, videos, downloads, text and more. It allows users to share material and contribute content across an entire school community.
Financial Management
Blackbaud Financial Edge NXT® is the first-of-its-kind cloud accounting solution for nonprofits that is intuitive, fully integrated, and built the way nonprofits need it on our modern Blackbaud SKY cloud architecture. Blackbaud Financial Edge NXT is advanced technology with powerful reporting tools to help accounting teams drive transparency, stewardship, and compliance while enabling them to seamlessly manage transactions and eliminate manual processes. It seamlessly integrates with Blackbaud Raiser's Edge NXT to simplify gift entry processing and relates information from both systems in an informative manner to eliminate redundant tasks and manual processes. Blackbaud Financial Edge NXT provides nonprofit organizations with the means to help manage fiscal and fiduciary responsibility, enabling them to be more accountable to their constituents.
Blackbaud Smart Tuition™ benefits schools by giving administrators better access to financial data and payment services, and by giving parents more ways to remit tuition payments. The solution helps ease the burden for administrative staff by offering invoicing, payment processing, customer service, enhanced communication with parents and later payer follow-up services.
Blackbaud Smart Aid™ offers schools the ability to accept online, customized applications for financial aid and to make better financial aid decisions with a proprietary Hobbies, Interest and Lifestyles ("HIL") profile. The HIL profile provides in-depth information on an applicant, delivering to the school a way to make more informed decisions on how they distribute financial aid awards.
Grant and Award Management
Blackbaud Grantmaking™ is a cloud solution built with core functions that provide comprehensive grant making capabilities, but with many additional capabilities and features, such as visual dashboards. It has a modern user interface, is user friendly, and can be highly personalized.

8	2018 Form 10-K

Blackbaud, Inc.

Blackbaud Award Management™ is a comprehensive, integrated scholarship management platform for higher education and K-12 institutions and foundations, allowing students to apply for all awards using one intuitive and streamlined application process and eliminating many time consuming administrative tasks. This leads to improved awarding, reporting, compliance, communication and stewardship.
FIMS™ is a fully-integrated foundation management system that helps community foundations, faith communities, education institutions and scholarship programs manage grants, finances and donors in one centralized, comprehensive system. It features an open, customizable framework that helps manage everything from donors, gifts and investments to grants, grantees, funds and financials.
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
Organizational and Program Management
Blackbaud Student Information System™ makes it easy for schools to manage schedules, transcripts and GPAs. A new Student Information System that works directly with Blackbaud Learning Management System™, Blackbaud Student Information System simplifies the process of sharing student data and academic records securely.
Blackbaud Learning Management System™ is a learning management system that makes it easy to manage, connect, and share information with students, parents, and an entire school community. Developed with direct input from our customers, Blackbaud Learning Management System gives teachers the tools to meet the demands of a modern private school.
Blackbaud Enrollment Management System™ is an enrollment management system that simplifies a school’s admissions process. Blackbaud Enrollment Management System helps admissions teams and prospective families manage and track their progress, from inquiry and application through acceptance and enrollment.
Blackbaud Altru® is a cloud solution that helps arts and cultural organizations consolidate admissions, membership, fundraising, merchandise, marketing and more, giving users a comprehensive view of their supporters. By helping general admissions arts and cultural organizations gain a clear, 360-degree view of their organization, it enables them to operate more efficiently, engage and cultivate patrons and supporters, streamline external and internal communication efforts, and reduce IT costs. Blackbaud Altru contains tools for constituent and membership management, program sales, retail sales and ticketing, volunteer management, and events management. It also has sophisticated reporting functionality and tools to manage marketing, communications and fundraising.
Blackbaud Church Management® is a comprehensive, end-to-end cloud solution to manage your church operations, relationships with congregants, and essential financial management needs. With Blackbaud Church Management, churches can track gifts and tithing, assimilate new members, directly communicate with congregations through multiple channels, enable members to make online and mobile contributions, manage small groups and volunteers, implement secure child check-in, conduct background checks, provide bulk tax statements, manage facilities, and more. Churches can also add other Blackbaud capabilities from the new Cloud Solution for Faith Communities as their needs scale all through one integrated experience.
Corporate Social Responsibility
Blackbaud Employee Giving™ and Blackbaud Employee Volunteering™ are integrated social responsibility solutions that help companies and other organizations mobilize the collective power of their employees to make a positive impact on their people, their company, and the world.
YourCause™ is a cloud platform for employee giving, volunteering, and communication used by Fortune 500 companies and small businesses to support corporate philanthropy by building meaningful connections between corporations, employees, and nonprofits. After implementing YourCause solutions, customers show significant growth in volunteers, donations, engagement and more. These reported successes demonstrate a larger trend: overall ability to attract employees and customers alike by strengthening a company's reputation. Eight million people can currently engage with YourCause's solution, which processes more than $245,000 in donations every business hour and has coordinated, tracked and rewarded more than 30 million volunteer hours for its customers.

2018 Form 10-K	9

Blackbaud, Inc.

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
Blackbaud’s SKY Intelligence® is a unique, comprehensive approach through which we combine artificial intelligence, analytics, big data, and expertise in cloud-based services and other channels. This powerful approach enables social good organizations to transform data into insights.
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
Benchmarking and Performance Management - Our performance management solutions create relevant and insightful reports that benchmark performance and illustrate key industry trends based on performance attributes provided by our nonprofit customers. Nonprofit organizations use our performance and industry analysis reports to assess marketing and operational effectiveness, and to influence operational planning.
Payment Services
Our solutions provide our customers payment processing capabilities that enable their donors to make donations and purchase goods and services using numerous payment options, including credit card and automated clearing house (“ACH”) checking transactions, through secure online transactions.
Blackbaud Merchant Services™ is a value-added service integrated with our solutions that makes credit card processing simple and secure. Customers are charged one rate for credit card transactions, making Blackbaud Merchant Services a competitive option. The service also provides customers with a payment card industry (“PCI”) compliant process and streamlined bank reconciliation. We also provide our K-12 private school customers with student tuition payment processing services.
Blackbaud Purchase Cards™ provide an efficient and convenient alternative to traditional procurement methods and paper-based payables processes such as checks, purchase orders and invoices for travel and operational purchases. Organizations can also set spend controls for individual cardholders, track business expenses across the organization and ensure that policies are being enforced—all managed online and integrated with Blackbaud Financial Edge NXT.
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

10	2018 Form 10-K

Blackbaud, Inc.

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
Customers
At the end of 2018, we had over 45,000 customers including nonprofits, foundations, companies, education institutions, healthcare organizations and other charitable giving entities. Our largest single customer accounted for less than 1% of our 2018 consolidated revenue.
Sales and Marketing
Most of our solutions and related services are sold through our direct sales force. Our direct sales force is complemented by a team of business development representatives responsible for sales lead generation and qualification. These sales and marketing professionals are primarily located throughout the United States, the United Kingdom, Canada and Australia. As of December 31, 2018, we had 518 direct sales employees. We plan to continue expanding our global direct sales force to meet our current market coverage needs.
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
We believe relationships with third parties can enhance our sales and marketing efforts. We have and will continue to establish additional relationships with companies that provide services to the philanthropic industry, such as consultants,

2018 Form 10-K	11

Blackbaud, Inc.

educators, publishers, financial service providers, complementary technology providers and data providers. These companies promote or complement our solutions and provide us access to new customers.
Corporate Philanthropy and Volunteerism
Blackbaud operates under a fundamental belief that the world would be better if good took over. The company is an active participant in the ecosystem of good, working to drive positive change both through what we do as a business and how we serve individually. We offer an array of philanthropy programs aimed at engaging our employees as agents of good, including matching gifts, competitive grants that honor excellent examples of volunteerism, employee-led grants committees, skills-based volunteerism initiatives, as well as science, technology, engineering and mathematics focused community programs. Blackbaud attracts people who are committed to service, with 87% saying our focus on nonprofits was a driver in their decision to join the company, 84% actively serving as volunteers and 23% serving on a nonprofit board or committee.
Competition
The market for software and related services in the philanthropic industry is competitive and highly fragmented. For certain areas of the market, entry barriers are low, as general tools for small businesses can usually be configured to manage the most basic marketing, contact management, and accounting needs of social good organizations. In parallel, as software development evolves from a highly-complex tradecraft with nuanced understanding of architectural patterns and discrete languages, to click-to-code and drag-and-drop development with natively cloud-based infrastructure, it becomes easier for competitors to quickly spin up basic applications with embedded security and functionality. However, once basic needs are met, programs unique to social good organizations like fundraising, gift and grant management, and peer-to-peer activism require highly specialized tools to configure and transform general business software to match the complexities of the industry. These specialized applications have a higher barrier of entry as they require industry insight to accurately articulate the business workflow that generates the requirements that are translated into code for software products. Moreover, because social good organizations rely heavily on relationships with and among their supporters, integration of systems drives value beyond mere efficiency. Hence, we believe our insight, the full spectrum of our current solutions and our ability to deliver on future solutions makes us a strong competitor. We expect to continue to see new entrants as focus on social investment solutions increases to satisfy Millennials and Gen Z donors, the barriers of entry continue to decline with natively cloud-based solutions, and social good organizations rely intrinsically on technology to manage emerging revenue channels and increasingly complex operations.
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
Vertical-specific solutions are offered by competitors seeking to meet the enterprise-wide needs of a specific sub-segment of social good community. Typically, these solutions are offered by vendors who may offer either a point solution or integrated suite of products used by a vertical. We believe we compete successfully against these competitors through a combination of our integrated suite of offerings within verticals where we compete, offering solutions with market leading robustness as well as the scale, reach, and reputation of our organization.
General business software vendors such as Salesforce.com and Oracle, compete with us in certain areas of our business. While there is a growing trend toward social investment that is prompting philanthropic solutions for these general business vendors, most do not have complete nonprofit specific focus and, therefore, do not offer or intend to offer nonprofit-specific versions for outside sales. However, there is a subset of general business software competitors who have introduced nonprofit-specific versions of their products. These products generally do not satisfy the needs of nonprofits from end-to-end as they were not designed to support the specific needs of nonprofits during the original architecture, design, and requirements elicitation phases; therefore, we believe that because these products were not originally designed for

12	2018 Form 10-K

Blackbaud, Inc.

nonprofits, they are not yet capable of meeting market needs without significant customization. The significant customization required to transform general business products into nonprofit solutions often requires the use of consultants to guide the implementation, without which, leave the adoption of general business software limited to very basic operations and simple needs. We believe our solutions compete successfully against general business software as a nonprofit’s needs grow more complex. As a result, we believe we can compete successfully to meet nonprofit-specific requirements, often integrating with general business platforms used for their more generalized operations.
Consumer-oriented fundraising platforms such as GoFundMe, Virgin Money Giving, and Facebook compete with our business where consumers raise funds directly. To drive adoption of their platforms, these vendors rely on a combination of direct-to-consumer marketing, marketing to nonprofits who in turn market to their supporters, and marketing to intermediate entities such as an event sponsor who will market to participants. We believe we compete well in this market through a combination of positive brand recognition among all three of these groups and the strength of our consumer-oriented tools relative to those of the competition.
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
Technology and Architecture
Blackbaud SKY provides the foundation for Blackbaud’s next generation solutions such as Raiser’s Edge NXT, enabling highly available and easy-to-use cloud capabilities that integrate seamlessly and offering best-in-class infrastructure, integrated shared services, and modern, effective, purpose-built solutions. The platform’s service-oriented architecture organizes application features into independently deployable services and then leverages these self-contained services as integrated capabilities across our solution portfolio. This enables rapid innovation with high quality and high availability and lets Blackbaud evolve services over time at asymmetric paces as tech trends and tools emerge. Blackbaud SKY prioritizes customer value and speed of delivery. It enables rapid releases, scalable and high-quality services, and speedy time to market. Blackbaud SKY also provides a toolset for customers, partners, and developers to create and deploy self-contained services within the Blackbaud SKY ecosystem. SKY API enables developers to augment Blackbaud solutions with industry-standard REST APIs, standards-based authentication protocols, and a best-in-class developer experience. SKY UX allows developers to create applications with the same consistent, cohesive user interface as Blackbaud’s native solutions using an open source framework that implements Blackbaud design patterns and provides guidelines and tooling for the entire application lifecycle.
The development strategy for all Blackbaud solutions emphasizes flexibility, adaptability and scalability.

•	Flexible: Customers can extend our component-based architecture to accommodate changing demands without modifying source code.

•	Adaptable: The architecture of our applications allows us to easily add functionality or integrate with third-party applications to adapt to customer needs and market demands.

•
Scalable: Scalable architecture and the performance, capacity and load balancing of our customers' industry-standard web servers and databases ensure that applications can scale to meet the needs of large organizations.

Intellectual Property and Other Proprietary Rights
To protect our intellectual property, we rely on a combination of patent, trademark, copyright and trade secret laws in various jurisdictions, as well as employee and third-party nondisclosure agreements and confidentiality procedures. We maintain many trademarks, including, but not limited to “Blackbaud,” “Raiser's Edge NXT” and “Luminate.” We currently have three active patents on our technology and have two pending patent applications.

2018 Form 10-K	13

Blackbaud, Inc.

Employees
As of December 31, 2018, we had 3,353 employees, none of whom are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.
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
Available Information
Our website address is www.blackbaud.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC, but other information on our website is not incorporated into this report. The SEC maintains an Internet site that contains these reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Executive Officers of the Registrant
The following table sets forth information concerning our executive officers as of February 15, 2019:

Name	Age	Title
Michael P. Gianoni	58	President and Chief Executive Officer
Anthony W. Boor	56	Executive Vice President and Chief Financial Officer
Kevin W. Mooney	60	Executive Vice President and President, General Markets Group
Kevin P. Gregoire	51	Executive Vice President and President, Enterprise Markets Group
Brian E. Boruff	59	Executive Vice President, Partner Ecosystem and Global Alliances
Jon W. Olson	55	Senior Vice President and General Counsel

Michael P. Gianoni joined us as President and Chief Executive Officer in January 2014. Prior to joining us, he served as Executive Vice President and Group President, Financial Institutions at Fiserv, Inc., a global technology provider serving the financial services industry, from January 2010 to December 2013. He joined Fiserv as President of its Investment Services division in December 2007. Mr. Gianoni was Executive Vice President and General Manager of CheckFree Investment Services, which provided investment management solutions to financial services organizations, from June 2006 until December 2007 when CheckFree was acquired by Fiserv. From May 1994 to November 2005, he served as Senior Vice President of DST Systems Inc., a global provider of technology-based service solutions. Mr. Gianoni is a member of the Board of Directors of Teradata Corporation, a publicly traded global big data analytics and marketing applications company. Mr. Gianoni has served on several nonprofit boards across several segments, including relief organizations, hospitals and higher education. He currently is a board member of the International African American Museum and on the President’s advisory council board at Clemson University. He holds an AS in electrical engineering from Waterbury State Technical College, a BS with a business concentration from Charter Oak State College, and a MBA and an honorary Doctorate from the University of New Haven.
Anthony W. Boor joined us as Executive Vice President and Chief Financial Officer in November 2011 and served as our interim President and Chief Executive Officer from August 2013 to January 2014. Prior to joining us, he served as an executive with Brightpoint, Inc., a global provider of device lifecycle services to the wireless industry, beginning in 1999,

14	2018 Form 10-K

Blackbaud, Inc.

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
Kevin W. Mooney has served as our Executive Vice President and President, General Markets Group since January 2010. He joined us in July 2008 as our Chief Commercial Officer. Before joining Blackbaud, Mr. Mooney was a senior executive at Travelport GDS from August 2007 to May 2008. As Chief Commercial Officer of Travelport GDS, one of the world's largest providers of information services and transaction processing to the travel industry, Mr. Mooney was responsible for global sales, marketing, training, service and support activities. Prior to that he was Chief Financial Officer for Worldspan from March 2005 until it was acquired by Travelport in August 2007. Mr. Mooney has also held key executive positions in the telecommunications industry and he served as a member of the Board of Directors of Level 3 Communications, Inc., a publicly traded global managed network services company, from October 2014 to November 2017. He holds a BS in Finance from Seton Hall University, and a MBA in Finance from Georgia State University.
Kevin P. Gregoire joined us as Executive Vice President and President, Enterprise Markets Group in April 2018. Prior to joining us, Mr. Gregoire was Group President of the Financial Institutions Group at Fiserv, a global technology provider serving the financial services industry, from March 2014 until February 2018. He joined Fiserv in December 2002 and served in other key leadership roles including Division President and Chief Operating Officer, Card Services, and Senior Vice President of Product and Network Strategy. Mr. Gregoire is also a veteran of the United States Army, where he served as Lieutenant in the Corps of Engineers and was awarded three Army Commendation Medals. He holds a BS from the United States Military Academy at West Point, and a MBA from the F.W. Olin School of Business at Babson College.
Brian E. Boruff has served as our Executive Vice President, Partner Ecosystem and Global Alliances since April 2018. He joined us as our Executive Vice President and President, Enterprise Markets Group in May 2015. Prior to joining us, Mr. Boruff was the Global Vice President of Products, Platforms and Solutions at Infosys, a global provider of consulting technology and next-generation services, from June 2013 until April 2015. From May 2011 until June 2013 he was a Managing Director at Accenture, a global management consulting and technology services company. From January 2009 until May 2011, Mr. Boruff was the Global Vice President of Cloud Computing and Emerging Technologies at CSC, a global provider of information technology services and solutions. His tenure at Microsoft spanned 15 years from 1992 to 2009 where he held many different leadership roles in Atlanta, Redmond, Philadelphia, Paris France and Washington D.C. Prior to Microsoft, Mr. Boruff spent nine years at Apple and started his career in March 1982 at Hewlett-Packard. He holds a BA in Computer Science and Biochemistry from the University of Tennessee.
Jon W. Olson joined us as Senior Vice President and General Counsel in September 2008. Mr. Olson is responsible for Blackbaud's legal and real estate activities. Prior to joining us, he was an attorney with Alcatel-Lucent USA, the U.S. subsidiary of France-based Alcatel-Lucent (now owned by Nokia Corporation) that designs, develops, and builds wireline, wireless, and converged communications networks, from July 1997 to September 2008. Prior to joining Alcatel-Lucent, Mr. Olson was employed in legal positions with MCI, Inc., a global business and residential communications company, from September 1996 to July 1997, and Unisys Corporation, a global information technology company, from July 1992 to September 1996. Mr. Olson is a member of the MUSC (Medical University of South Carolina) Hollings Cancer Center Citizens Advisory Council and is on the board of the Charleston Symphony and Charleston Jazz. He holds a BS from Georgetown University, a JD from Dickinson School of Law and a MBA from Seton Hall University.

2018 Form 10-K	15

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
Because a significant portion of our revenue is recognized over time on a ratable basis over the contract term, downturns in sales may not be immediately reflected in our revenue.
We generally recognize our subscription and maintenance revenue ratably over time over the contract term. Our subscription arrangements are generally for a term of three years at contract inception with one to three-year renewals thereafter. Most of our maintenance arrangements are for a one-year term. As a result, much of the revenue we report in each quarter is attributable to arrangements entered into during previous quarters. Consequently, a decline in sales to new customers, renewals by existing customers or market acceptance of our solutions in any one quarter will not necessarily be fully reflected in the revenues in that quarter and could negatively affect our revenues and profitability in future quarters.
If our customers do not renew their subscriptions for our solutions or annual maintenance and support arrangements or if they do not renew them on terms that are favorable to us, our business might suffer.
Our subscription arrangements are generally for a term of three years at contract inception with one to three-year renewals thereafter. Most of our maintenance arrangements are for a one-year term. As the end of the contract term approaches, we seek the renewal of the agreement with the customer. Historically, subscription and maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their subscriptions or maintenance and support arrangements with us on beneficial terms or at all, our business, operating results and financial condition could be harmed. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions and services and their ability to continue their operations and spending levels.
More rapid than expected success in implementing our strategic shift from a license-based and one-time services business model to a cloud-based subscription business model could negatively impact our total revenue growth and financial performance.
We continue to intentionally shift our focus towards selling cloud-based subscription solutions, which generally require less implementation and customization services. Also, our cloud-based solution contracts now frequently include subscription-based professional, analytic and training services. This strategic shift to migrate our existing customers and sell new customers our cloud-based subscription solutions results in a decrease in our one-time services contracts and revenue. Although our business model seeks to anticipate the rate of migration and resulting negative impact on our total revenue growth, more rapid than expected success in implementing this strategic shift could negatively impact our total revenue growth and financial performance.

16	2018 Form 10-K

Blackbaud, Inc.

Defects, delays or interruptions in our cloud-based solutions and hosting services could diminish demand for these services and subject us to substantial liability.
We currently utilize data center hosting facilities to provide cloud-based solutions to most of our subscription customers and hosting services to our on-premise license customers. Any damage to, or failure of, these data center systems generally could result in interruptions in service to our customers, notwithstanding any business continuity or disaster recovery agreements that may currently be in place at these facilities. Because our cloud-based solutions and hosting service offerings are complex, and we have incorporated a variety of new computer hardware and software systems at our data centers, our services might have errors or defects that users identify after they begin using our services. This could result in unanticipated downtime for our customers and harm to our reputation and business results. Internet-based services sometimes contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our web-based services and new errors might again be detected in the future. In addition, our customers might use our Internet-based offerings in unanticipated ways that cause a disruption in service for other customers attempting to access their data.
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
The market for software and services for the social good community might not grow and the organizations in that community might not continue to adopt our solutions and services.
Many organizations in the social good community, including nonprofits, foundations, companies, education institutions and healthcare organizations, have not traditionally used integrated and comprehensive software and services for their specific needs. We cannot be certain that the market for such solutions and services will continue to develop and grow or that these organizations will elect to adopt our solutions and services rather than continue to use traditional, less automated methods, attempt to develop software internally, rely upon legacy software systems, or use software solutions not specifically

2018 Form 10-K	17

Blackbaud, Inc.

designed for this market. Organizations that have already invested substantial resources in other fundraising methods or other non-integrated software solutions might be reluctant to adopt our solutions and services to supplement or replace their existing systems or methods. In addition, the implementation of one or more of our core software solutions can involve significant time and capital commitments by our customers, which they may be unwilling or unable to make. If demand for and market acceptance of our solutions and services does not increase, we might not grow our business as we expect.
A reduction in the growth or amount of charitable giving could aversely affect our operating results and financial condition.
A large percentage of our customers are nonprofits, foundations, education institutions, healthcare organizations and other members of the social good community that rely on charitable donations. If charitable giving, including online giving, does not continue to grow or declines, it could limit our current and potential customers' ability to use and pay for our solutions and services, which could adversely affect our operating results and financial condition.
In addition, we derive a significant portion of our revenue from transaction-based payment processing fees that we collect from our customers through our Blackbaud Merchant Services solution, which enables our customers' donors to make donations and purchase goods and services using various payment options. A reduction in the growth of, or a decline in, charitable giving to these customers, whether due to deteriorating general economic conditions, the impact of recent or future changes to applicable tax laws, or otherwise, could negatively impact the volume and size of such payment processing transactions and thereby adversely affect our operating results and financial condition.
If we are unable, or our customers believe we are unable, to detect and prevent unauthorized use of payment card information and safeguard confidential donor data, we could be subject to financial liability, our reputation could be harmed and customers may be reluctant to use our solutions and services.
The rules of payment card associations in which we participate require that we comply with Payment Card Industry Data Security Standard ("PCI DSS") in order to preserve security of payment card data. Under PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of payment card data to help prevent card fraud. Conforming our solutions and services to PCI DSS or other payment services related regulations or requirements imposed by payment networks or our customers or payment processing partners is expensive and time-consuming. However, failure to comply may subject us to fines, penalties, damages and civil liability, may impair the security of payment card data in our possession, and may harm our reputation and our business prospects, including by limiting our ability to process transactions. Currently some of our solutions are not fully compliant with PCI DSS, primarily due to the lag time required for integrating acquired businesses.
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

18	2018 Form 10-K

Blackbaud, Inc.

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
The effectiveness of our software solutions relies on our customers' storage and use of data concerning their customers, including financial, personally identifying or other sensitive data. Our customers' collection and use of this data for donor profiling, data analytics or communications outreach might raise privacy and data protection concerns and negatively impact the demand for our solutions and services. For example, our custom modeling and analytical services rely heavily on processing and using of data we gather from customers and various sources. Privacy and data protection laws could restrict or add regulatory and compliance processes to our ability to market and profit from those services.
Governments in some jurisdictions have enacted or are considering enacting consumer data privacy or data protection legislation, including laws and regulations applying to the solicitation, collection, transfer, processing and use of personal data. This legislation could reduce the demand for our software solutions if we fail to design or enhance our solutions to enable our customers to comply with the privacy and data protection measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer privacy or data protection legislation. For example, when providing our solutions to certain customers in the healthcare industry, we must comply with applicable provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and might be subject to similar provisions of the Gramm-Leach-Bliley Act and related regulations. We are currently evaluating operational and solution changes that need to be made to allow us and our customers to comply with the California Consumer Privacy Act of 2018, which will become effective January 1, 2020, and may apply to some of our customers and areas of business. Even technical violations of these laws may result in penalties that are assessed for each non-compliant transaction.
Recently, the European Union ("EU") General Data Protection Regulation (“GDPR”), which became effective in May 2018, extended the scope of the EU data protection law to many companies processing data of EU residents, regardless of the company’s location. The law requires companies to meet new requirements regarding the handling of personal data, including new rights such as the portability of personal data. We completed an extensive program of product and operational changes to address GDPR requirements and all future solutions sold to customers subject to GDPR must include GDPR features. The implementation of GDPR has affected our ability to offer some features and services to customers in the EU. Furthermore, actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase, which could impact us through increased costs or restrictions on our business, and noncompliance could result in significant regulatory penalties and legal liability.
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

2018 Form 10-K	19

Blackbaud, Inc.

If we fail to respond to technological changes or successfully introduce new and improved solutions, our competitive position may be harmed and our business may suffer.
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
We currently have non-U.S. operations primarily in the United Kingdom, Canada, Australia and Costa Rica, and we intend to expand further into international markets. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors.
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
Along with risks similar to those faced by our U.S. operations, our international operations are also subject to risks related to differing legal, political, social and regulatory requirements and economic conditions, including:

•	the imposition of additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•
greater risk of a failure of our employees and partners to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and any trade regulations ensuring fair trade practices; and

•
the imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements may occur, including those pertaining to export restrictions, privacy and data protection, trade and employment restrictions and intellectual protections.

The vote by the U.K. to leave the EU could adversely affect us.
The UK held a referendum on June 23, 2016 on its membership in the EU, in which a majority of UK voters voted to exit the EU (commonly referred to as "Brexit"). The referendum was advisory, and the terms of any withdrawal are subject to

20	2018 Form 10-K

Blackbaud, Inc.

a negotiation period triggered by the U.K.’s formal initiation of the withdrawal process, which began in March 2017 and is set to expire in 2019, unless otherwise extended. These negotiations will determine the future terms of the U.K.'s relationship with the EU, including the terms of trade between the U.K. and the EU. The ultimate effects of Brexit on us are difficult to predict, but because we currently conduct business in the UK and in Europe, the results of the referendum and any eventual withdrawal creates uncertainty and could disrupt our business.  For example, Brexit could  affect the business of and/or our relationships with our customers and partners, as well as alter the relationship among tariffs and currencies, including the value of the British Pound and the Euro relative to the US dollar. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
Unfavorable media coverage related to peer-to-peer fundraising campaigns on our social platforms could negatively impact our business.
Our online social giving platforms receive a high degree of media coverage for particularly news-worthy or controversial fundraising campaigns, as well as for our fee-based business model. Although our terms of service provide express limitations on the platforms' user-initiated fundraising campaigns and reserve our right to remove content that violates our terms of service, it may not always be possible to remove such content prior to it receiving attention in the media. Negative publicity related to our online social giving platforms could have an adverse effect on the size, engagement and loyalty of our user base and could result in decreased revenue, which could adversely affect our business and financial results.
Acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.
As part of our business strategy, we have made acquisitions and continue to evaluate opportunities to acquire companies, technologies and/or services. The successful integration of acquired companies requires, among other things, coordination of various departments, including solution development, engineering, sales and marketing and finance, as well as integration in our system of internal controls. Acquisitions and investments involve numerous risks.
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

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

2018 Form 10-K	21

Blackbaud, Inc.

•	Restricting us from making additional strategic acquisitions or exploiting business opportunities;

•	Placing us at a competitive disadvantage compared to our competitors that have less debt;

•	Limiting our ability to borrow additional funds; and

•	Decreasing our ability to compete effectively or operate successfully under adverse economic and industry conditions.
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
As of December 31, 2018, we had $545.2 million and $291.6 million of goodwill and intangible assets, respectively. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of an asset is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. Changes in circumstances that could indicate that the carrying value of goodwill or intangible assets may not be recoverable include declines in our stock price, market capitalization, cash flows and slower growth rates in our industry. We cannot accurately predict the likelihood or potential amount and timing of any impairment of goodwill or other intangible assets. An impairment of a significant portion of goodwill or intangible assets could materially and negatively affect our results of operations and financial condition.
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
In the event of a default under our credit facility, we could be required to immediately repay all outstanding borrowings, which we might not be able to do. In addition, certain of our material domestic subsidiaries are required to guarantee amounts borrowed under the credit facility, and we have pledged the shares of certain of our subsidiaries as collateral for our obligations under the credit facility. Any such default could have a material adverse effect on our ability to operate, including allowing lenders under the credit facility to enforce guarantees of our subsidiaries, if any, or exercise their rights with respect to the shares pledged as collateral.
We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a charge against our earnings.
As of December 31, 2018, we had deferred tax assets of $51.1 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors. If a deferred tax asset net of our valuation allowance was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made. Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely affected.
Depending on future circumstances, it is possible that we might never realize the full value of our deferred tax assets. Any future impairment charges related to a significant portion of our deferred tax assets would have an adverse effect on our financial condition and results of operations.

22	2018 Form 10-K

Blackbaud, Inc.

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

2018 Form 10-K	23

Blackbaud, Inc.

substantial increase in government regulation affecting our business, or any failure to comply with existing regulations, could require substantial investments to achieve compliance, which could adversely affect our operating results and financial condition.
Our operations might be affected by the occurrence of a natural disaster or other catastrophic event.
We depend on our principal executive offices and other facilities for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks, computer hacker attacks and natural disasters such as hurricanes, flooding and earthquakes, could disrupt one or more of these facilities and adversely affect our operations. Our principal executive offices are located in a coastal region that has experienced hurricanes in the past. Even though we carry business interruption insurance policies and typically have provisions in our commercial contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease our new headquarters facility in Charleston, South Carolina, which consists of approximately 172,000 square feet (the "New Headquarters Facility"). The lease on our New Headquarters Facility expires in April 2038 and we have the option for four 5-year renewal periods. The lease agreement also grants us a Phase Two option to request that the landlord construct and lease to us a second office building and related improvements. We continue to lease our former headquarters facility, now called our Customer Operations Center, in Charleston, South Carolina, which consists of approximately 218,000 square feet. The lease on our Customer Operations Center expires in October 2023, and we have the option for two 5-year renewal periods.
We also lease or have purchased the right to use additional office space in Austin, Texas; Bedford, New Hampshire; Charleston, South Carolina; Glasgow, Scotland; London, England; Plano, Texas; St. Paul, Minnesota; San Jose, Costa Rica; Sydney, Australia; and Toronto, Canada, among other locations. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
ITEM 3. LEGAL PROCEEDINGS
From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

24	2018 Form 10-K

Blackbaud, Inc.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “BLKB.” As of February 4, 2019, there were approximately 104 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record. On February 4, 2019, the closing price of our common stock was $70.07.
Stock Performance Graph
The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index. The graph covers the most recent five-year period ended December 31, 2018. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2013, and that all dividends are reinvested.

December 31,	2013	2014	2015	2016	2017	2018
Blackbaud, Inc.	$100.00	$116.44	$178.87	$175.15	$260.07	$174.04
Nasdaq Composite Index	100.00	114.62	122.81	133.19	172.11	165.84
Nasdaq Computer & Data Processing Index	100.00	113.68	140.03	150.12	209.72	212.97

2018 Form 10-K	25

Blackbaud, Inc.

Common Stock Acquisitions and Repurchases
The following table provides information about shares of common stock acquired or repurchased during the three months ended December 31, 2018. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, October 1, 2018				$50,000
October 1, 2018 through October 31, 2018	195	$73.91	—	50,000
November 1, 2018 through November 30, 2018	3,717	73.38	—	50,000
December 1, 2018 through December 31, 2018	—	—	—	50,000
Total	3,912	$73.41	—	$50,000

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
In accordance with this dividend policy, we paid quarterly dividends at an annual rate of $0.48 per share in 2018 and 2017, resulting in aggregate dividend payments to stockholders of $23.3 million and $23.1 million in 2018 and 2017, respectively. In February 2019, our Board of Directors approved an annual dividend rate of $0.48 per share for 2019 and we declared a first quarter dividend of $0.12 per share payable on March 15, 2019, to stockholders of record on February 27, 2019.
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
Assumptions and Considerations
We estimate that the cash necessary to fund dividends on our common stock for 2019 at an annual rate of $0.48 per share is approximately $23.5 million (assuming 49.0 million shares of common stock are outstanding, net of treasury stock).
We have a stock repurchase program that authorizes us to purchase up to $50.0 million of our outstanding shares of common stock. The program does not have an expiration date. The shares could be purchased in a self-tender for our stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions

26	2018 Form 10-K

Blackbaud, Inc.

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
We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2019, including dividends and purchases under our stock repurchase program. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” in Item 7 in this report.
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
We have estimated our dividend only for 2019, and we cannot assure our stockholders that during or following 2019 we will pay dividends at the estimated levels, or at all except with regard to dividends previously declared by the Board of Directors but not yet paid. We are not required to pay dividends and our Board of Directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our Board of Directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Over time, our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.
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
Restrictions on Payment of Dividends
Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2018, we had $30.9 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2019 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2019, our Board of Directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.
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

2018 Form 10-K	27

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

	Year ended December 31,
(in thousands, except per share data)	2018	2017(2)	2016(2)	2015	2014
SUMMARY OF OPERATIONS
Total revenue	$848,606	$788,487	$731,642	$637,940	$564,421
Total cost of revenue	381,742	361,904	339,220	304,631	273,438
Gross profit	466,864	426,583	392,422	333,309	290,983
Total operating expenses	407,447	358,405	324,198	286,597	244,619
Income from operations	59,417	68,178	68,224	46,712	46,364
Net income	44,841	73,633	45,404	25,649	28,290
PER SHARE DATA
Basic net income	$0.95	$1.58	$0.98	$0.56	$0.63
Diluted net income	0.93	1.54	0.96	0.55	0.62
Cash dividends	0.48	0.48	0.48	0.48	0.48
BALANCE SHEET DATA
Total assets(1)	$1,615,305	$1,797,846	$1,345,009	$1,223,336	$942,503
Deferred revenue, including current portion	298,555	278,706	250,289	237,335	221,274
Total debt, including current portion(1)	387,124	438,224	342,393	408,087	279,891
Total long-term liabilities(1)	435,867	486,946	396,466	446,450	335,583

(1)
As previously disclosed, on January 1, 2016, we adopted ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, on a retrospective basis. Accordingly, we retrospectively adjusted other non-current assets and debt, net of current portion, which had the effect of reducing each of those respective line items in our consolidated balance sheets as of December 31, 2015 and 2014 by approximately $0.5 million and $0.7 million, respectively.

(2)	Reflects the impact of adopting the new accounting standard in 2018 related to revenue recognition. See Note 2 of our consolidated financial statements in this report for further discussion.

28	2018 Form 10-K

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, companies, education institutions, healthcare organizations and individual change agents—we connect and empower organizations to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom. As of December 31, 2018, we had over 45,000 customers.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud-based and hosted environments; (ii) providing payment and transaction services; (iii) providing software maintenance and support services; and (iv) providing professional services, including implementation, consulting, training, analytic and other services.
During 2018, we continued to execute our four-point growth strategy targeted to drive an extended period of solution and service innovation, quality enhancement, increased operating efficiency and improved financial performance:
Four-Point Growth Strategy

1.	Integrated and Open Solutions in the Cloud
We will continue to transition our business to predominantly serve customers through a subscription-based cloud delivery model, enabling lower cost of entry, greater scalability and lower total cost of ownership to our customers. We continue to optimize our portfolio of solutions and integrate powerful capabilities — such as built-in data analytics, payment services and tailored user experiences — to bring even greater value and performance to our customers.
During 2018, we made several portfolio announcements, ranging from solution integrations to new capabilities for existing solutions to new solution introductions. We introduced our Cloud Solution for Faith Communities, which combines our proven strength in financial management, fundraising, marketing, payments and analytics with our completely new Church Management capabilities. With this move, we now will provide integrated end-to-end cloud capabilities that enable churches to digitally transform their operations through a single connected experience. We also announced our Cloud Solution for Higher Education, introducing a new Education Management portfolio, along with stewardship management and guided fundraising capabilities tailored for higher education. This new cloud solution will enable customers to manage the complete student life cycle, from admissions to alumni engagement, student enrollment, classroom scheduling and a student information system. We also announced the Integrated Cloud Initiative for Nonprofits, a joint investment with Microsoft to accelerate cloud innovation in areas that address critical market needs across the mission life cycle of nonprofits. As part of this initiative, we are jointly developing a solution called Nonprofit Resource Management, which is a breakthrough in helping nonprofits effectively source, track, distribute and measure the impact of their resources across core business processes for managing the distribution of everything from material goods to financial and human capital.

2018 Form 10-K	29

Blackbaud, Inc.

2.	Drive Sales Effectiveness
We are making investments to increase the effectiveness of our sales organization, with a focus on enabling our expanding sales teams with the talent, processes and tools to accelerate our revenue growth and improve effectiveness. Our sales teams are now managed on a common sales operating model. This model, which is driving increased productivity, includes common procedures, training, key operating metrics, compensation plans and reporting. Our sales account executives now lead with a total-solution selling strategy by vertical, focused on recurring revenue and driving more products per customer, higher ASPs and increased customer retention over the long-term. We believe that attaching training, analytics and payments improves the cloud experience, drives customer outcomes, improves retention and increases customer lifetime value. We continue to innovate and acquire solutions that create greater value for our customers. We spent the second half of 2018 ramping our direct sales hiring resulting in an increase in sales headcount of 19% since the end of 2017. We expect to continue making similar investments during 2019 and beyond. These incremental investments are intended to address the large market opportunity that we see for ourselves and fuel future revenue growth. Also, our partnership with Microsoft is gaining momentum with Microsoft introducing us to new joint-selling opportunities.

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
In 2018, we announced our Cloud Solution for Faith Communities, our expanded Cloud Solution for Higher Education and the Integrated Cloud Initiative for Nonprofits, demonstrating that we are now in a position to organically build and not just acquire incremental TAM. These solution introductions added approximately $2 billion to our TAM.
We also acquired Reeher in the second quarter of 2018 to bolster our extensive performance benchmarking capabilities. In addition, our recent acquisition of YourCause (discussed below), which closed on the first business day in January 2019, added another half-billion dollars to our TAM. Our TAM now stands at over $10 billion.

4.	Improve Operating Efficiency
We continue driving towards a more scalable operating model that creates efficiency and consistency in how we execute through infrastructure investments, productivity initiatives, and organizational re-alignments. Our organizational model, which we have evolved over the past few years, is largely complete and allows us to gain efficiency and consistency in how we execute. We have centralized our operations, including marketing, sustained engineering, product management, finance, customer support, customer success and professional services, which allows us to better manage the entire customer experience. We also created an operational excellence function inside of Blackbaud that focuses on maximizing the effectiveness of the business through continuous improvement.
In 2018, we continued executing against a cohesive workplace strategy in an effort to improve operating efficiency and further our organizational objectives, with our geographically diverse workforce. We also furthered our efforts to relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are more centrally located for our employees and closer to our customers. Our aim is optimizing our office utilization, improving our geographic sales coverage, and enhancing our employees' daily experience to improve productivity and effectiveness. We have continued this initiative into 2019 and expect to be largely complete by the end of this year. For additional financial details, see "Restructuring" below.
We have also begun near-shoring certain functions such as customer operations and support on a selective basis to Costa Rica, enabling efficient resource investment to support our growing business.

30	2018 Form 10-K

Blackbaud, Inc.

Total revenue
	Years ended December 31,
(dollars in millions)	2018	Change	2017
Total revenue	$848.6	7.6%	$788.5
Total revenue increased by $60.1 million during 2018, which was primarily driven by growth in recurring revenue as we continue to see positive demand from customers across our portfolio of cloud-based solutions. The inclusion of JustGiving and Reeher also contributed to the increases in recurring and total revenue. One-time services and other revenue declined during 2018 from our continued shift in focus towards selling cloud-based subscription solutions. In general, our cloud-based solutions include integrated analytics, training and payment services, and require less implementation services and little to no customization services. We are also selling more subscription-based contracts for professional services and services embedded in our renewable cloud-based solution contracts. As a result, we expect one-time services revenue will continue to decline and total revenue growth will continue to be negatively impacted. In addition, we have also used promotions and discounts for our consulting services as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based solutions.

Income from operations
	Years ended December 31,
(dollars in millions)	2018	Change	2017
Income from operations	$59.4	(12.9)%	$68.2
Income from operations decreased by $8.8 million during 2018, when compared to 2017. The positive impact of growth in total revenue driven by recurring subscriptions was offset primarily by investments we are making in our sales organization and innovation, which we expect to continue in 2019 and beyond. Increases in stock-based compensation of $7.6 million, restructuring costs of $3.8 million and amortization of intangible assets from business combinations of $3.7 million also negatively impacted income from operations during 2018. The increase in stock-based compensation expense was primarily driven by an increase in the grant date fair value of our annual equity awards granted to employees during 2018, when compared to the grant date fair value of the awards granted during 2017.
Customer retention
Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud-based subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud-based solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides a better representation of our customers' overall behavior. During 2018, approximately 92% of our customers with recurring revenue contracts were retained. This customer retention rate reflects a modest decrease from our rate of approximately 93% for 2017 and was driven by our efforts to rationalize our portfolio of solutions and migrate customers from legacy solutions towards our next generation cloud-based solutions. We are investing in innovation and our customer success program, which we believe will increase customer retention over the long-term.
Balance sheet and cash flow
At December 31, 2018, our cash and cash equivalents were $30.9 million and the carrying amount of our debt under the 2017 Credit Facility was $387.1 million. Our net leverage ratio was 1.87 to 1.00.
During 2018, we generated $201.4 million in cash flow from operations, had net cash outlays of $44.9 million, primarily for the acquisition of Reeher, returned $23.3 million to stockholders by way of dividends and had cash outlays of $52.3 million for purchases of property and equipment and capitalized software development costs.

2018 Form 10-K	31

Blackbaud, Inc.

Recent development - YourCause acquisition
On January 2, 2019, we acquired YourCause for $157.0 million in cash, subject to certain adjustments set forth in the agreement and plan of merger. The acquisition expands our footprint in corporate social responsibility and employee engagement and enhances our position as a leader in providing solutions to both nonprofit organizations and for-profit companies committed to addressing social issues. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility. As a result of the acquisition, YourCause has become a wholly-owned subsidiary of ours. We will include the operating results of YourCause, as well as the assets acquired, liabilities assumed and any goodwill arising from the acquisition, in our consolidated financial statements from the date of the acquisition.

Results of Operations
Reportable segment
We report our operating results and financial information in one operating and reportable segment. See Note 16 of our consolidated financial statements in this report for additional information.
Comparison of 2018 to 2017 and 2017 to 2016
Acquisitions
During 2018 and 2017, we acquired companies that provided us with strategic opportunities to expand our TAM and share of the philanthropic giving market through the integration of complementary solutions and services to serve the changing needs of our customers. The following are the companies we acquired and their respective acquisition dates:

•	Reeher LLC ("Reeher") – April 30, 2018;

•	Giving Limited ("JustGiving") – October 2, 2017; and

•	AcademicWorks, Inc. ("AcademicWorks") – April 3, 2017
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition. We determined that the Reeher, JustGiving and AcademicWorks acquisitions were not material business combinations; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented. See Note 3 to our consolidated financial statements in this report for a summary of these acquisitions.
Reclassifications
Our revenue from "subscriptions" and "maintenance" and a portion of our "services and other" revenue have been combined within "recurring" revenue beginning in 2018. In order to provide comparability between periods presented, those amounts of revenue have been combined within "recurring" revenue in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period. Similarly, "cost of subscriptions" and "cost of maintenance" and a portion of "cost of services and other" have been combined within "cost of recurring" in the previously reported consolidated statements of comprehensive income to conform to presentation of the current period. "Services and other" revenue has been renamed as "one-time services and other" revenue and consists of revenue that did not meet the description of "recurring" revenue in the consolidated statements of comprehensive income. "Cost of services and other" has been renamed as "cost of one-time services and other" and consists of costs that did not meet the description of those related to "recurring" revenue in the consolidated statements of comprehensive income.
Adoption of New Revenue Accounting Standard
On January 1, 2018, we adopted ASU 2014-09, using the full retrospective method of transition, which requires that the standard be applied to all periods presented. The impacts of adoption are reflected in the financial information herein. For additional details, see Note 2 to our consolidated financial statements in this report.

32	2018 Form 10-K

Blackbaud, Inc.

Operating results

Recurring
	Years ended December 31,
(dollars in millions)	2018	Change	2017	Change	2016
Recurring revenue	$762.2	11.3%	$684.6	12.4%	$609.1
Cost of recurring	305.5	10.0%	277.6	12.6%	246.7
Recurring gross profit(1)	$456.7	12.2%	$406.9	12.3%	$362.4
Recurring gross margin	59.9%		59.4%		59.5%

(1)	The individual amounts for each year may not sum to recurring gross profit due to rounding.
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
We continue to experience growth in sales of our cloud-based solutions as we meet the demand of our customers that increasingly prefer cloud-based subscription offerings with integrated analytics, training and payment services. Recurring subscription contracts are typically for a term of three years at contract inception with one to three-year renewals thereafter. We intend to continue focusing on innovation, quality and integration of our cloud-based solutions, which we believe will drive future revenue growth.
2018 vs. 2017
The increase in recurring revenue during 2018, when compared 2017, was primarily due to positive demand across our portfolio of cloud-based solutions as revenue from subscriptions increased $98.1 million. The inclusion of AcademicWorks, JustGiving and Reeher also contributed to the increase in recurring revenue and their impacts are expected to remain modest in the near term due to U.K. market conditions and our acquisition-related integration efforts. The favorable impact from subscriptions was partially offset by a decrease in maintenance revenue of $20.5 million, during 2018, when compared 2017. The decrease in maintenance revenue was primarily related to our ongoing efforts to migrate our existing customer base from on-premises solutions onto our solutions powered by Blackbaud SKY, our modern cloud platform.
The increase in cost of recurring during 2018, when compared 2017, was primarily due to an increase in transaction-based costs of $9.4 million, directly related to an increase in transactional revenue. Also contributing to the increase in cost of recurring revenue were increases in data center costs of $5.9 million, amortization of software development costs of $3.5 million, allocations of depreciation, facilities and IT support costs of $2.7 million and compensation costs, driven by resource additions that are directly related to generating recurring revenue. The inclusion of AcademicWorks, JustGiving and Reeher also contributed to the increase in costs of recurring revenue during 2018 when compared to the same periods in 2017. The increase in amortization of software development costs was primarily due to investments made on innovation, quality and the integration of our cloud-based solutions.
The increase in recurring gross margin when comparing 2018 to 2017 was primarily the result of the positive economics of new and migrating customers to our next generation cloud-based solutions and accretive recent business acquisitions, as growth in recurring revenue outpaced the growth in related costs.

2018 Form 10-K	33

Blackbaud, Inc.

2017 vs. 2016
The increase in recurring revenue during 2017, when compared 2016, was primarily due to strong demand across our cloud-based solution portfolio as revenue from subscriptions increased $94.3 million. To a much lesser extent, the inclusion of AcademicWorks and JustGiving in 2017 contributed to the increase in subscriptions revenue. The favorable impact from subscriptions was partially offset by a decrease in maintenance revenue of $18.8 million, during 2017, when compared 2016, due to our efforts to migrate our existing customer base onto our cloud-based solutions, as discussed above.
The increase in cost of recurring during 2017, when compared to 2016, was driven primarily by increases in transaction-based costs of $19.0 million directly related to an increase in transactional revenue, costs of third-party technology embedded in certain of our subscription solutions of $7.4 million and amortization of software development costs of $4.3 million.

One-time services and other
	Years ended December 31,
(dollars in millions)	2018	Change	2017	Change	2016
One-time services and other revenue	$86.4	(16.8)%	$103.9	(15.2)%	$122.6
Cost of one-time services and other	76.3	(9.5)%	84.3	(9.0)%	92.6
One-time services and other gross profit(1)	$10.2	(48.2)%	$19.6	(34.6)%	$30.0
One-time services and other gross margin	11.8%		18.9%		24.5%

(1)	The individual amounts for each year may not sum to one-time services and other gross profit due to rounding.
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
2018 vs. 2017
One-time services and other revenue decreased during 2018, when compared to 2017, primarily due to decreases in one-time consulting revenue of $8.3 million and analytics revenue of $6.0 million. We expect that the ongoing shift in our go-to-market strategy towards cloud-based subscription offerings, which generally include integrated analytics and require less implementation and customization services, will continue to negatively impact one-time services and other revenue. We are also selling more subscription-based contracts for professional services and services embedded in our renewable cloud-based solution contracts. In addition, we have also used promotions and discounts for our consulting services as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based subscriptions.
The decrease in cost of one-time services and other during 2018, when compared to 2017, was primarily due to decreases in compensation costs, which is in line with the ongoing shift in our go-to-market strategy as discussed above. Productivity gains during 2018 for our one-time services personnel also contributed to the decreases in cost of one-time services and other.
One-time services and other gross margin decreased during 2018, when compared to 2017, as the declines in higher margin analytics and license fees revenue associated with the shift in our go-to-market strategy outpaced the reductions in costs of one-time services and other discussed above. This is a trend we expect to continue in the near term as we complete the transition of our solution portfolio to a cloud-based subscription delivery model.

34	2018 Form 10-K

Blackbaud, Inc.

2017 vs. 2016
One-time services and other revenue decreased during 2017, when compared to 2016, primarily due to a $10.6 million decrease in consulting revenue and, to a much lesser extent, declines in license fees revenue and analytics revenue. As previously disclosed, we expected the ongoing shift in our go-to-market strategy towards cloud-based subscription offerings to negatively impact one-time services and other revenue. We also used promotions and discounts for our consulting services as incentives to accelerate the migration of our existing customer base from on-premises solutions toward our cloud-based subscriptions. The maturation of our Blackbaud CRM solution lessened the extent of implementation services required for that solution. In addition, we increasingly sold our Blackbaud CRM solution as a subscription offering, which resulted in less license fees revenue.
The decrease in cost of one-time services and other during 2017, when compared to 2016, was primarily due to a decrease in compensation costs of $4.4 million, which was in line with the shift in our go-to-market strategy as discussed above.
One-time services and other gross margin decreased during 2017, when compared to 2016, primarily due to the declines in consulting, license fees and analytics revenue coupled with the more modest reductions in costs of one-time services and other.
Operating expenses

Sales, marketing and customer success
	Years ended December 31,
(dollars in millions)	2018	Change	2017	Change	2016
Sales, marketing and customer success expense	$192.8	13.7%	$169.6	12.9%	$150.2
% of total revenue	22.7%		21.5%		20.5%
Sales, marketing and customer success expense includes compensation costs, variable sales commissions, travel-related expenses, advertising and marketing materials, public relations costs and allocated depreciation, facilities and IT support costs.
2018 vs. 2017
We continue to make investments to drive sales effectiveness, which is a component of our four-point growth strategy. We also continue investing in our customer success organization to drive customer outcomes, loyalty, retention and referrals. The increases in sales, marketing and customer success expense in dollars and as a percentage of total revenue during 2018, when compared to 2017, was primarily due to increases in compensation costs of $9.7 million, commissions expense of $7.6 million, and advertising and marketing costs of $1.9 million. Compensation costs increased as a result of our efforts during the second half of 2018 to increase our direct sales force and we expect to continue making similar investments during 2019 and beyond. These incremental investments are intended to address the large market opportunity that we see for ourselves and fuel future revenue growth. In addition, compensation costs increased due to incremental headcount associated with the inclusion of AcademicWorks, JustGiving and Reeher. The increase in commission expense was primarily driven by an increase in commissionable sales. Advertising and marketing costs increased as a result of our inclusion of JustGiving.
2017 vs. 2016
The increases in sales, marketing and customer success expense in dollars and as a percentage of total revenue during 2017, when compared to 2016, were primarily due to an increase in compensation costs of $12.8 million. Also contributing to the increase in sales, marketing and customer success expense was an increase in commissions expense of $3.6 million. Compensation costs increased primarily due to incremental headcount associated with the increase in direct sales, marketing, and customer success efforts of our growing operations. The increase in commissions expense was primarily driven by an increase in commissionable sales.

2018 Form 10-K	35

Blackbaud, Inc.

Research and development
	Years ended December 31,
(dollars in millions)	2018	Change	2017	Change	2016
Research and development expense(1)	$98.8	9.9%	$89.9	—%	$89.9
% of total revenue	11.6%		11.4%		12.3%

(1)
Not included in research and development expense for 2018, 2017 and 2016 were $36.5 million, $28.0 million and $26.2 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those related to development of our next generation cloud-based solutions, as well as development costs associated with acquired companies. Qualifying capitalized software development costs associated with our cloud-based solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years.

Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
2018 vs. 2017
We continue to make investments to deliver integrated and open solutions in the cloud, which is a component of our four-point growth strategy. The increase in research and development expense dollars during 2018, when compared to 2017, was primarily due to an increase in compensation costs of $7.6 million and third-party contractor expenses of $6.3 million. The increases in compensation costs were primarily associated with the inclusion of JustGiving's and Reeher's engineering resources. The incremental third-party contractor expenses were intended to help drive our solution development efforts, including our new Cloud Solutions for Faith Communities and Higher Education and the Integrated Cloud Initiative for Nonprofits. The increase in research and development expense dollars was partially offset by an increase in the amount of software development costs that were required to be capitalized under the internal-use software guidance. Research and development expense as a percentage of total revenue remained relatively similar during both periods. We expect that the amount of software development costs capitalized will continue to increase modestly in the near-term as we make investments in innovation, quality and the integration of our solutions, which we believe will drive long-term revenue growth.
2017 vs. 2016
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

36	2018 Form 10-K

Blackbaud, Inc.

General and administrative
	Years ended December 31,
(dollars in millions)	2018	Change	2017	Change	2016
General and administrative expense	$106.4	12.1%	$94.9	16.6%	$81.3
% of total revenue	12.5%		12.0%		11.1%
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
2018 vs. 2017
The increase in general and administrative expense in dollars and as a percentage of total revenue during 2018, when compared to 2017, was primarily due to increases in compensation costs of $6.0 million and third-party contractor expenses of $2.6 million. The increase in compensation costs was driven by a combination of higher salaries and employee benefits, primarily related to the inclusion of JustGiving and Reeher personnel, and stock-based compensation. The increases in third-party contractor expenses and acquisition-related integration costs were primarily related to our recent business acquisitions.
2017 vs. 2016
The increase in general and administrative expense during 2017, when compared to 2016, was primarily due to increases in rent expense of $4.4 million and employee severance costs of $2.4 million. A net increase in acquisition-related expenses and integration costs of $5.2 million during 2017 also drove up general and administrative expense. The increase in rent expense was primarily driven by the end in the fourth quarter of 2016 of the South Carolina state incentive payments we received as a result of locating our former headquarters facility in Berkeley County, South Carolina. These amounts were recorded as a reduction of rent expense upon receipt. Also contributing to the increase in rent expense were new operating leases for equipment that we had historically purchased.
General and administrative expense as a percentage of total revenue increased during 2017, when compared to 2016, primarily due to the incremental acquisition-related costs and rent expense discussed above.

2018 Form 10-K	37

Blackbaud, Inc.

Restructuring
During 2017, in an effort to further our organizational objectives including, improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers and prospects. Restructuring costs incurred to date and expected to be incurred consist primarily of costs to terminate existing lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as insignificant costs to relocate affected employees and write-off leasehold improvement assets that we will no longer use. We currently expect to incur before-tax restructuring costs associated with these activities of between $8.5 million and $9.5 million, of which $5.4 million have been incurred through 2018. We expect that a significant portion of the remaining costs will be incurred in 2019. Our updated estimates reflect the more aggressive actions taken to relocate and consolidate some of our offices than we had originally anticipated. We also expect to incur employee severance costs related to the plan; however, these costs cannot be reasonably estimated at this time. These restructuring activities are currently expected to result in improved operating efficiencies and future annual before-tax savings of between $5.0 million and $6.0 million beginning in 2020.
The following table summarizes our facilities optimization restructuring costs as of December 31, 2018:

	Costs incurred during the year ended	Cumulative costs incurred as of
(in thousands)	December 31, 2018
By component:
Contract termination costs	$3,581	$4,176
Other costs	1,009	1,208
Total	$4,590	$5,384
The change in our liability related to our facilities optimization restructuring during the twelve months ended December 31, 2018, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2017			December 31, 2018
By component:
Contract termination costs	$691	$3,581	$(2,407)	$1,865
Other costs	—	1,009	(959)	50
Total	$691	$4,590	$(3,366)	$1,915

Interest expense
	Years ended December 31,
(dollars in millions)	2018	Change	2017	Change	2016
Interest expense	$15.9	31.4%	$12.1	14.3%	$10.6
% of total revenue	1.9%		1.5%		1.4%
2018 vs. 2017
Interest expense increased during 2018, when compared to 2017, primarily due to an increase in our average daily borrowings related to our acquisitions of JustGiving in October 2017 and Reeher in April 2018. Also contributing to the increase in interest expense were modest increases in our weighted average effective interest rates, driven by an increasing interest rate environment during 2017 and 2018. In the near term, we expect interest expense as well as interest expense as a percentage of revenue to increase as a result of our acquisition of YourCause in January 2019.

2018 Form 10-K	38

Blackbaud, Inc.

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
Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	December 31, 2018	Change	December 31, 2017
Recurring	Over the period billed in advance, generally one year	$287.0	8.1%	$265.5
One-time services and other	As services are delivered	11.6	(12.1)%	13.2
Total deferred revenue(1)		298.6	7.1%	278.7
Less: Long-term portion		2.6	(29.6)%	3.6
Current portion(1)		$296.0	7.6%	$275.1

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
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
Deferred revenue from recurring revenue contracts increased during 2018, primarily due to new subscription sales of our cloud-based solutions, and to a much lesser extent, the inclusion of Reeher. We also sold more subscription-based contracts for professional services and services embedded in our renewable cloud-based solution contracts, which we expect to continue.
Deferred revenue from one-time services and other decreased during 2018, primarily due to a decrease in one-time consulting and analytics sales. As discussed above, the decrease in sales of one-time services was expected as we continue to migrate our existing customers towards our cloud-based subscription offerings, which generally include integrated analytics and require less implementation and customization services.
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

2018 Form 10-K	39

Blackbaud, Inc.

Income tax provision
Our income tax provision and effective income tax rates, including the effects of period-specific events, were:

	Years ended December 31,
(dollars in millions)	2018	2017	2016
Income tax (benefit) provision	$(0.2)	$(15.3)	$11.9
Effective income tax rate	(0.5)%	(26.2)%	20.8%
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
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the United Kingdom, Australia, Ireland and Costa Rica. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2015 through 2018, as well as state and foreign income tax examinations for various years depending on statute of limitations of those jurisdictions.
We have taken federal and state tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2018 was $1.4 million.
We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
2018 vs. 2017
The increase in our effective income tax rate during 2018, when compared to 2017, was primarily due to the effect of U.S. tax reform legislation signed into law on December 22, 2017 (see Note 12 of our consolidated financial statements in this report for additional details). Our effective income tax rate in 2017 included the benefit attributable to the revaluation of our U.S. deferred tax assets and liabilities as of December 31, 2017, resulting from the reduced U.S. corporate federal income tax rate effective for tax years beginning after that date.
The increase in our effective income tax rate was partially offset by the impact of the benefit to income tax expense relating to stock-based compensation items, calculated prior to the impact of the U.S. federal corporate tax rate change as a result of the Tax Act. This favorable impact was attributable to an increase in the market price for shares of our common stock, as reported by Nasdaq, as well as an increase in the number of stock awards that vested and were exercised. The benefit to income tax expense relating to stock-based compensation during 2018 was reduced as a result of a decrease in the U.S. corporate tax rate.
The increase in our effective income tax rate was also partially offset by the impact of the lower U.S. federal corporate tax rate on pre-tax income and the release of our tax reserve due to the expiration of the federal statute of limitations for 2014.
In 2019, we expect that our effective income tax rate will increase due to a decrease in the benefit to income tax expense relating to stock-based compensation items. The unfavorable expected impact is attributable to a decrease in the market price for shares of our common stock, as reported by Nasdaq.
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $3.3 million and $4.6 million at December 31, 2018 and December 31, 2017, respectively.

40	2018 Form 10-K

Blackbaud, Inc.

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

2018 Form 10-K	41

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

	Years ended December 31,
(dollars in millions)	2018	Change	2017	Change	2016
GAAP Revenue	$848.6	7.6%	$788.5	7.8%	$731.6
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	2.4	(3.5)%	2.5	(31.4)%	3.6
Non-GAAP revenue(1)	$851.0	7.6%	$791.0	7.6%	$735.3

GAAP gross profit	$466.9	9.4%	$426.6	8.7%	$392.4
GAAP gross margin	55.0%		54.1%		53.6%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	2.4	(3.5)%	2.5	(31.4)%	3.6
Add: Stock-based compensation expense	5.2	51.1%	3.5	5.2%	3.3
Add: Amortization of intangibles from business combinations	42.2	5.3%	40.1	1.4%	39.6
Add: Employee severance	0.9	(7.6)%	1.0	160.2%	0.4
Add: Acquisition-related integration costs	—	(70.9)%	0.1	100.0%	—
Subtotal(1)	50.8	7.8%	47.1	0.6%	46.9
Non-GAAP gross profit(1)	$517.7	9.3%	$473.7	7.8%	$439.3
Non-GAAP gross margin	60.8%		59.9%		59.7%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

42	2018 Form 10-K

Blackbaud, Inc.

	Years ended December 31,
(dollars in millions, except per share amounts)	2018	Change	2017	Change	2016
GAAP income from operations	$59.4	(12.9)%	$68.2	(0.1)%	$68.2
GAAP operating margin	7.0%		8.6%		9.3%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	2.4	(3.5)%	2.5	(31.4)%	3.6
Add: Stock-based compensation expense	48.3	18.8%	40.6	24.5%	32.6
Add: Amortization of intangibles from business combinations	47.1	8.5%	43.4	2.3%	42.4
Add: Employee severance	2.2	(48.3)%	4.3	117.8%	2.0
Add: Acquisition-related integration costs	3.7	281.3%	1.0	(31.9)%	1.4
Add: Acquisition-related expenses	2.8	(51.9)%	5.9	1,864.8%	0.3
Add: Restructuring costs	4.6	478.1%	0.8	100.0%	—
Subtotal(1)	111.1	12.8%	98.5	19.6%	82.4
Non-GAAP income from operations(1)	$170.5	2.3%	$166.7	10.7%	$150.6
Non-GAAP operating margin	20.0%		21.1%		20.5%

GAAP income before provision for income taxes	$44.6	(23.5)%	$58.3	1.7%	$57.4
GAAP net income	$44.8	(39.1)%	$73.6	62.2%	$45.4
Shares used in computing GAAP diluted earnings per share	48,045,084	0.6%	47,775,702	1.0%	47,316,538
GAAP diluted earnings per share	$0.93	(39.6)%	$1.54	60.4%	$0.96
Non-GAAP adjustments:
Add: GAAP income tax (benefit) provision	(0.2)	(98.6)%	(15.3)	(228.0)%	11.9
Add: Total Non-GAAP adjustments affecting loss from operations	111.1	12.8%	98.5	19.6%	82.4
Less: Gain on derivative instrument	—	(100.0)%	(0.5)	100.0%	—
Add: Loss on debt extinguishment	—	(100.0)%	0.3	100.0%	—
Non-GAAP income before provision for income taxes	155.7	(0.6)%	156.7	12.1%	139.7
Assumed non-GAAP income tax provision(2)	31.1	(37.9)%	50.1	12.1%	44.7
Non-GAAP net income(1)	$124.6	16.9%	$106.6	12.1%	$95.0

Shares used in computing Non-GAAP diluted earnings per share	48,045,084	0.6%	47,775,702	1.0%	47,316,538
Non-GAAP diluted earnings per share	$2.59	16.1%	$2.23	10.9%	$2.01

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.

(2)
Beginning in 2018, we now apply a non-GAAP effective tax rate of 20.0% in our determination of non-GAAP net income, which represents the GAAP effective tax rate, excluding the discrete tax effect of stock-based compensation. For the years ended December 31, 2017 and 2016, we applied a non-GAAP effective tax rate of 32.0% in our determination of non-GAAP net income.

2018 Form 10-K	43

Blackbaud, Inc.

Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.

	Years ended December 31,
(dollars in millions)	2018	Change	2017	Change	2016
GAAP net cash provided by operating activities	$201.4	14.2%	$176.3	14.8%	$153.6
Less: purchase of property and equipment	(14.7)	44.2%	(10.2)	(42.3)%	(17.7)
Less: capitalized software development costs	(37.6)	32.8%	(28.3)	7.5%	(26.4)
Non-GAAP free cash flow	$149.0	8.2%	$137.7	25.7%	$109.6
Non-GAAP organic revenue growth
In addition, we use non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis and non-GAAP organic recurring revenue growth, in analyzing our operating performance. We believe that these non-GAAP measures are useful to investors, as a supplement to GAAP measures, for evaluating the periodic growth of our business on a consistent basis. Each of these measures of non-GAAP organic revenue growth excludes incremental acquisition-related revenue attributable to companies acquired in the current fiscal year. For companies, if any, acquired in the immediately preceding fiscal year, each of these non-GAAP organic revenue growth measures reflects presentation of full year incremental non-GAAP revenue derived from such companies as if they were combined throughout the prior period, and they include the non-GAAP revenue attributable to those companies, as if there were no acquisition-related write-downs of acquired deferred revenue to fair value as required by GAAP. In addition, each of these non-GAAP organic revenue growth measures excludes prior period revenue associated with divested businesses. The exclusion of the prior period revenue is to present the results of the divested businesses within the results of the combined company for the same period of time in both the prior and current periods. We believe this presentation provides a more comparable representation of its current business’ organic revenue growth and revenue run-rate.
2018

	Years ended December 31,
(dollars in millions)	2018	Change	2017
GAAP revenue	$848.6	7.6%	$788.5
(Less) Add: Non-GAAP acquisition-related revenue (1)	(4.9)		32.8
Total Non-GAAP adjustments	(4.9)		32.8
Non-GAAP organic revenue (2)	$843.7	2.7%	$821.3
Foreign currency impact on Non-GAAP organic revenue (3)	(2.4)		—
Non-GAAP organic revenue on constant currency basis (3)	$841.3	2.4%	$821.3

GAAP recurring revenue	$762.2	11.3%	$684.6
(Less) Add: Non-GAAP acquisition-related revenue (1)	(4.8)		32.5
Total Non-GAAP adjustments	(4.8)		32.5
Non-GAAP organic recurring revenue	$757.4	5.6%	$717.1

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

(2)
Non-GAAP organic revenue for the prior year periods presented herein will not agree to non-GAAP organic revenue presented in the respective prior period quarterly financial information solely due to the manner in which non-GAAP organic revenue growth is calculated.

(3)
To determine non-GAAP organic revenue growth on a constant currency basis, revenues from entities reporting in foreign currencies were translated to U.S. Dollars using the comparable prior period's quarterly weighted average foreign currency exchange rates. The primary foreign currencies creating the impact are the Canadian Dollar, EURO, British Pound and Australian Dollar.

44	2018 Form 10-K

Blackbaud, Inc.

Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our transaction revenue has historically been at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. Our revenue from payment processing services has historically increased during the fourth quarter due to year-end giving. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. As a result of these and other factors, our total revenue has historically been lower in the first quarter than in the remainder of our fiscal year, with the fourth quarter historically achieving the highest total revenue. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals including renewals associated with customers of acquired companies, delivery of professional services and occurrence of customer events, the payment of bonuses, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations has been lowest in our first quarter, and due to the timing of customer contract renewals, many of which take place at or near the beginning of our third quarter, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. Partially offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are merit-based salary increases, which are generally effective in April each year. In addition, deferred revenues can vary on a seasonal basis for the same reasons. These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, or as a result of acquisitions, new market opportunities, new solution introductions or other factors. Our cash flow from financing is negatively impacted in our first quarter when most of our equity awards vest, as we pay taxes on behalf of our employees related to the settlement or exercise of equity awards.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	December 31, 2018	Change	December 31, 2017
Cash and cash equivalents	$30.9	3.5%	$29.8
Property and equipment, net	40.0	(5.2)%	42.2
Software development costs, net	75.1	38.8%	54.1
Total carrying value of debt	387.1	(11.7)%	438.2
Working capital	(207.7)	(18.5)%	(175.2)
The following table presents selected financial information about our cash flows:

	Years ended December 31,
(dollars in millions)	2018	Change	2017	Change	2016
Net cash provided by operating activities	$201.4	14.2%	$176.3	14.8%	$153.6
Net cash used in investing activities	(97.8)	(47.1)%	(184.9)	289.8%	(47.4)
Net cash (used in) provided by financing activities	(291.9)	(204.8)%	278.6	(3,360.5)%	(8.5)
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

2018 Form 10-K	45

Blackbaud, Inc.

At December 31, 2018, our total cash and cash equivalents balance included approximately $13.8 million of cash that was held outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate a portion of the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating cash flow
Throughout 2018, 2017 and 2016, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, loss on sale of business, impairment of capitalized software development costs, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities and deferred revenue.
2018 vs. 2017
Cash flow from operations associated with working capital increased $30.7 million during 2018 when compared to 2017, primarily due to:

•	an increase in the collection of customer account balances;

•	a decrease in prepaid taxes; and

•	the timing of vendor payments.
2017 vs. 2016
Cash flow from operations associated with working capital decreased $3.0 million during 2017 when compared to 2016, primarily due to:

•	an increase in prepaid taxes during 2017 related to tax planning; partially offset by

•	a decrease in bonus payments.
Investing cash flow
During 2019, we expect our total capital expenditures to be relatively consistent with 2018, which includes purchases of property and equipment and estimated cash outlays for capitalized software development costs. Refer to the commitments and contingencies subsection below for future minimum commitments related to purchase obligations.
2018 vs. 2017
Net cash used in investing activities of $97.8 million decreased by $87.1 million during 2018, when compared to 2017.
During 2018, we used net cash of $44.9 million, primarily for our acquisition of Reeher, while we spent $146.8 million on investments in acquired companies in 2017. We used $37.6 million of cash for software development costs, which was up $9.3 million from cash spent during 2017. The increase in cash outlays for software development costs was primarily driven by development activities related to our cloud-based solutions as well as development activities for Blackbaud SKY, our modern cloud platform.
We also spent $14.7 million of cash for purchases of property and equipment during 2018, which was up $4.5 million from cash spent in 2017. The increase in cash outlays for property and equipment was primarily driven by leasehold improvements for our New Headquarters Facility in Charleston, South Carolina.

46	2018 Form 10-K

Blackbaud, Inc.

2017 vs. 2016
Net cash used in investing activities of $184.9 million increased by $137.5 million during 2017, when compared to 2016.
During 2017, we used net cash of $146.8 million for the acquisitions of AcademicWorks and JustGiving compared to $3.4 million spent on investments in acquired companies in 2016. We used $28.3 million of cash for software development costs, which was up modestly from cash spent during 2016, as we continued making investments in innovation, quality and the integration of our solutions cloud-based solutions.
We also spent $10.2 million of cash for purchases of property and equipment during 2017, which was down $7.5 million from cash spent in 2016. The decrease in cash outlays for property and equipment was primarily driven by a shift toward leasing certain equipment that we had historically purchased.
Financing cash flow
2018 vs. 2017
During 2018, we had a net decrease in borrowings of $51.6 million, even with the incremental borrowings needed to finance our acquisition of Reeher, compared to a net increase in borrowings of $95.4 million in 2017.
We paid $27.7 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during 2018 compared to $24.0 million during 2017. The amount of taxes paid by us on the behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, employee exercise decisions, as well as the market price for shares of our common stock at the time of settlement. Due to a change in the timing of our annual equity award grants, most of our equity awards now vest in our first quarter. In addition, during 2017, we paid dividends of $23.3 million, which was relatively consistent with 2017.
Cash flow from financing activities associated with changes in restricted cash due to customers decreased $415.2 million during 2018 when compared to 2017, as the amount of restricted cash held and payable by us to customers as of December 31, 2017 was significantly larger than at the same date in 2016.
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
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At December 31, 2018, our available borrowing capacity under the 2017 Credit Facility was $296.2 million. The 2017 Credit Facility matures in June 2022.
At December 31, 2018, the carrying amount of our debt under the 2017 Credit Facility was $387.1 million. Our average daily borrowings were $446.3 million during 2018.

2018 Form 10-K	47

Blackbaud, Inc.

Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of December 31, 2018
Net Leverage Ratio	≤ 3.50 to 1.00	1.87 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	12.04 to 1.00
Under the 2017 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2017 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2017 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At December 31, 2018, we were in compliance with our debt covenants under the 2017 Credit Facility.
YourCause acquisition
In January 2019, we acquired YourCause for $157.0 million in cash, subject to certain adjustments set forth in the agreement and plan of merger. On January 2, 2019, we drew down a revolving credit loan under the 2017 Credit Facility to finance the acquisition.
Commitments and contingencies
As of December 31, 2018, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$388.8	$7.5	$15.0	$366.3	$—

Unrecorded contractual obligations:
Operating leases(2)	178.1	24.3	41.7	30.2	81.9
Interest payments on debt(3)	47.8	14.1	27.7	6.0	—
Purchase obligations(4)	109.9	40.2	61.7	8.1	—
Total contractual obligations	$724.7	$86.1	$146.3	$410.5	$81.9

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2017 Credit Facility and our other debt at December 31, 2018 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2017 Revolving Facility for the purposes of determining minimum commitment amounts.

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
The total liability for uncertain tax positions as of December 31, 2018 and December 31, 2017, was $3.7 million and $5.2 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was $0.7 million and $0.8 million as of December 31, 2018 and 2017, respectively.
In February 2019, our Board of Directors approved our annual dividend rate of $0.48 per share to be made in quarterly payments. Dividends at this annual rate would aggregate to $23.5 million assuming 49.0 million shares of common stock are outstanding, although dividends are not guaranteed and our Board of Directors may decide, in its absolute discretion, to change or suspend dividend payments at any time for any reason. Our ability to continue to declare and pay dividends

48	2018 Form 10-K

Blackbaud, Inc.

quarterly this year and beyond might be restricted by, among other things, the terms of the 2017 Credit Facility, general economic conditions and our ability to generate adequate operating cash flow.
On February 6, 2019, our Board of Directors declared a first quarter dividend of $0.12 per share payable on March 15, 2019 to stockholders of record on February 27, 2019.

Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Foreign Currency Exchange Rates
Approximately 14% of our total revenue for 2018 was generated by operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $6.6 million and $1.4 million as of December 31, 2018 and December 31, 2017, respectively.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. During 2018, foreign translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, the impact has generally not been material to our consolidated results of operations or financial position. During 2018, the fluctuation in foreign currency exchange rates increased our total revenue by $2.3 million and our income from operations by an insignificant amount. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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

2018 Form 10-K	49

Blackbaud, Inc.

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

50	2018 Form 10-K

Blackbaud, Inc.

Business Combinations
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

2018 Form 10-K	51

Blackbaud, Inc.

Long-lived and Intangible Assets including Goodwill
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
We review our long-lived and finite-lived identifiable intangible assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances occur, we use the undiscounted cash flow method to determine whether our long-lived and finite-lived intangible assets are impaired. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, we measure the impairment using discounted cash flows.
We test goodwill for impairment at the reporting unit level annually during our fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We had one reporting unit for our fourth quarter 2018 and 2017 assessments (see Note 2 to our consolidated financial statements in this report).
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

We have not made any material changes in the accounting methodology we use to assess impairment loss during the years ended December 31, 2018, 2017 and 2016, except for the use of market-based methods, including the use of market capitalization to estimate the fair value of our one reporting unit in beginning in the fourth quarter of 2017.
No impairments to our long-lived and intangible assets including goodwill occurred during the years ended December 31, 2018, 2017 and 2016.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to assess impairment losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations.
In order to evaluate the sensitivity of any quantitative fair value calculations on our most recent goodwill impairment test, a hypothetical 10% decrease to the fair value of our one reporting unit was calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting unit as of October 1, 2018.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 of our consolidated financial statements in this report.

52	2018 Form 10-K

Blackbaud, Inc.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of December 31, 2018, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2017 and December 31, 2018.

Foreign Currency Risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Exchange Rates” in Item 7 of this report.

2018 Form 10-K	53

Blackbaud, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BLACKBAUD, INC.

54	2018 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blackbaud, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Blackbaud, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

2018 Form 10-K	55

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
/S/ PRICEWATERHOUSECOOPERS LLP
Raleigh, North Carolina
February 20, 2019

We have served as the Company's auditor since 2000.

56	2018 Form 10-K

Blackbaud, Inc.
Consolidated balance sheets

(dollars in thousands)	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$30,866	$29,830
Restricted cash due to customers	418,980	610,344
Accounts receivable, net of allowance of $4,722 and $5,141 at December 31, 2018 and December 31, 2017, respectively	86,595	95,679
Customer funds receivable	1,753	1,536
Prepaid expenses and other current assets	59,788	61,978
Total current assets	597,982	799,367
Property and equipment, net	40,031	42,243
Software development costs, net	75,099	54,098
Goodwill	545,213	530,249
Intangible assets, net	291,617	314,651
Other assets	65,363	57,238
Total assets	$1,615,305	$1,797,846
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$34,538	$24,693
Accrued expenses and other current liabilities	46,893	54,399
Due to customers	420,733	611,880
Debt, current portion	7,500	8,576
Deferred revenue, current portion	295,991	275,063
Total current liabilities	805,655	974,611
Debt, net of current portion	379,624	429,648
Deferred tax liability	44,291	48,023
Deferred revenue, net of current portion	2,564	3,643
Other liabilities	9,388	5,632
Total liabilities	1,241,522	1,461,557
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 59,327,633 and 58,551,761 shares issued at December 31, 2018 and December 31, 2017, respectively	59	59
Additional paid-in capital	399,241	351,042
Treasury stock, at cost; 10,760,574 and 10,475,794 shares at December 31, 2018 and December 31, 2017, respectively	(266,884)	(239,199)
Accumulated other comprehensive loss	(5,110)	(642)
Retained earnings	246,477	225,029
Total stockholders’ equity	373,783	336,289
Total liabilities and stockholders’ equity	$1,615,305	$1,797,846

The accompanying notes are an integral part of these consolidated financial statements.

2018 Form 10-K	57

Blackbaud, Inc.
Consolidated statements of comprehensive income

(dollars in thousands, except per share amounts)	Years ended December 31,
	2018	2017	2016
Revenue
Recurring	$762,181	$684,583	$609,063
One-time services and other	86,425	103,904	122,579
Total revenue	848,606	788,487	731,642
Cost of revenue
Cost of recurring	305,481	277,639	246,669
Cost of one-time services and other	76,261	84,265	92,551
Total cost of revenue	381,742	361,904	339,220
Gross profit	466,864	426,583	392,422
Operating expenses
Sales, marketing and customer success	192,848	169,559	150,157
Research and development	98,811	89,911	89,870
General and administrative	106,354	94,870	81,331
Amortization	4,844	3,271	2,840
Restructuring	4,590	794	—
Total operating expenses	407,447	358,405	324,198
Income from operations	59,417	68,178	68,224
Interest expense	(15,898)	(12,097)	(10,583)
Other income (expense), net	1,103	2,260	(291)
Income before provision for income taxes	44,622	58,341	57,350
Income tax (benefit) provision	(219)	(15,292)	11,946
Net income	$44,841	$73,633	$45,404
Earnings per share
Basic	$0.95	$1.58	$0.98
Diluted	$0.93	$1.54	$0.96
Common shares and equivalents outstanding
Basic weighted average shares	47,206,669	46,669,440	46,132,389
Diluted weighted average shares	48,045,084	47,775,702	47,316,538
Other comprehensive (loss) income
Foreign currency translation adjustment	(5,218)	(789)	205
Unrealized gain on derivative instruments, net of tax	583	751	44
Total other comprehensive (loss) income	(4,635)	(38)	249
Comprehensive income	$40,206	$73,595	$45,653

The accompanying notes are an integral part of these consolidated financial statements.

58	2018 Form 10-K

Blackbaud, Inc.
Consolidated statements of cash flows

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$44,841	$73,633	$45,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,566	73,948	70,491
Provision for doubtful accounts and sales returns	6,890	11,686	3,730
Stock-based compensation expense	48,274	40,631	32,638
Deferred taxes	(619)	(17,814)	5,415
Amortization of deferred financing costs and discount	752	838	958
Other non-cash adjustments	(1,912)	504	(864)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	2,166	(15,821)	(13,007)
Prepaid expenses and other assets	(5,217)	(9,550)	(8,495)
Trade accounts payable	9,487	1,024	3,689
Accrued expenses and other liabilities	(2,027)	(4,973)	(751)
Deferred revenue	19,184	22,184	14,420
Net cash provided by operating activities	201,385	176,290	153,628
Cash flows from investing activities
Purchase of property and equipment	(14,719)	(10,208)	(17,694)
Capitalized software development costs	(37,629)	(28,345)	(26,359)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(44,943)	(146,789)	(3,377)
Purchase of derivative instruments	—	(568)	—
Proceeds from settlement of derivative instruments	—	1,030	—
Other investing activities	(500)	—	—
Net cash used in investing activities	(97,791)	(184,880)	(47,430)
Cash flows from financing activities
Proceeds from issuance of debt	270,900	774,500	227,200
Payments on debt	(322,476)	(679,119)	(293,575)
Debt issuance costs	—	(3,085)	—
Employee taxes paid for withheld shares upon equity award settlement	(27,685)	(23,962)	(15,376)
Proceeds from exercise of stock options	11	15	16
Change in due to customers	(188,502)	226,717	96,000
Change in customer funds receivable	(844)	6,644	—
Dividend payments to stockholders	(23,312)	(23,069)	(22,811)
Net cash (used in) provided by financing activities	(291,908)	278,641	(8,546)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(2,014)	(550)	2,622
Net (decrease) increase in cash, cash equivalents, and restricted cash	(190,328)	269,501	100,274
Cash, cash equivalents, and restricted cash, beginning of year	640,174	370,673	270,399
Cash, cash equivalents, and restricted cash, end of year	$449,846	$640,174	$370,673

Supplemental disclosure of cash flow information
Cash (paid) received during the year for:
Interest	(15,261)	(10,614)	(9,608)
Taxes, net of refunds	7,138	(5,613)	(1,340)
Non-cash investing and financing activities:
Purchase of equipment and other assets included in accounts payable	(882)	(1,546)	(3,155)
Acquired restricted cash liabilities due to customers	—	31,644	—
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$30,866	$29,830
Restricted cash due to customers	418,980	610,344
Total cash, cash equivalents and restricted cash in the statement of cash flows	$449,846	$640,174

The accompanying notes are an integral part of these consolidated financial statements.

2018 Form 10-K	59

Blackbaud, Inc.
Consolidated statements of stockholders' equity

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2015	56,873,817	$57	$276,340	$(199,861)	$(825)	$134,877	$210,588
Cumulative effect of adoption of ASU 2014-09(1)	—	—	—	—	(28)	17,791	17,763
Cumulative effect upon early adoption of ASU 2016-09(1)	—	—	1,540	—	—	(934)	606
Net income	—	—	—	—	—	45,404	45,404
Payment of dividends ($0.48 per share)	—	—	—	—	—	(22,811)	(22,811)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	341,418	—	16	—	—	—	16
Employee taxes paid for 263,730 withheld shares upon equity award settlement	—	—	—	(15,376)	—	—	(15,376)
Stock-based compensation	—	—	32,556	—	—	82	32,638
Restricted stock grants	574,309	1	—	—	—	—	1
Restricted stock cancellations	(117,143)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	249	—	249
Balance at December 31, 2016	57,672,401	$58	$310,452	$(215,237)	$(604)	$174,409	$269,078
Net income	—	—	—	—	—	73,633	73,633
Payment of dividends ($0.48 per share)	—	—	—	—	—	(23,069)	(23,069)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	390,291	—	15	—	—	—	15
Employee taxes paid for 308,993 withheld shares upon equity award settlement	—	—	—	(23,962)	—	—	(23,962)
Stock-based compensation	—	—	40,575	—	—	56	40,631
Restricted stock grants	570,208	1	—	—	—	—	1
Restricted stock cancellations	(81,139)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(38)	—	(38)
Balance at December 31, 2017	58,551,761	$59	$351,042	$(239,199)	$(642)	$225,029	$336,289
Net income	—	—	—	—	—	44,841	44,841
Payment of dividends ($0.48 per share)	—	—	—	—	—	(23,312)	(23,312)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	349,248	—	11	—	—	—	11
Employee taxes paid for 284,780 withheld shares upon equity award settlement	—	—	—	(27,685)	—	—	(27,685)
Stock-based compensation	—	—	48,188	—	—	86	48,274
Restricted stock grants	541,786	—	—	—	—	—	—
Restricted stock cancellations	(115,162)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(4,635)	—	(4,635)
Reclassification upon early adoption of ASU 2018-02(1)	—	—	—	—	167	(167)	—
Balance at December 31, 2018	59,327,633	$59	$399,241	$(266,884)	$(5,110)	$246,477	$373,783
(1) Refer to the discussion of recently adopted accounting pronouncements in Note 2 to these consolidated financial statements for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

60	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, companies, education institutions, healthcare organizations and individual change agents—we connect and empower organizations to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom. As of December 31, 2018, we had over 45,000 customers.

2. Basis of Presentation

Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
Reclassifications
Our revenue from "subscriptions" and "maintenance" and a portion of our "services and other" revenue have been combined within "recurring" revenue beginning in 2018. In order to provide comparability between periods presented, those amounts of revenue have been combined within "recurring" revenue in the previously reported consolidated statements of comprehensive income to conform to the presentation of the current period. Similarly, "cost of subscriptions" and "cost of maintenance" and a portion of "cost of services and other" have been combined within "cost of recurring" in the previously reported consolidated statements of comprehensive income to conform to the presentation of the current period. "Services and other" revenue has been renamed as "one-time services and other" revenue and consists of revenue that did not meet the description of "recurring" revenue in the consolidated statements of comprehensive income. "Cost of services and other" has been renamed as "cost of one-time services and other" and consists of costs that did not meet the description of those related to "recurring" revenue in the consolidated statements of comprehensive income.
Basis of consolidation
The consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets including goodwill, income taxes, business combinations, stock-based compensation, capitalization of software development costs, our allowances for sales returns and doubtful accounts, costs of obtaining contracts, valuation of derivative instruments and loss contingencies, among others. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could materially differ from these estimates.

2018 Form 10-K	61

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
Select adjusted financial statement information, which reflects our adoption of ASU 2014-09 is set forth below.

Consolidated balance sheets:
	As of December 31, 2016			As of December 31, 2017
(dollars in thousands)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Accounts receivable, net of allowance	$88,932	$(671)	$88,261	$96,293	$(614)	$95,679
Prepaid expenses and other current assets	$48,314	$5,897	$54,211	$56,099	$5,879	$61,978
Other assets	$22,524	$29,573	$52,097	$24,083	$33,155	$57,238
Deferred revenue, current portion	$244,500	$(651)	$243,849	$276,456	$(1,393)	$275,063
Deferred tax liability	$29,558	$13,917	$43,475	$37,597	$10,426	$48,023
Retained earnings	$152,729	$21,680	$174,409	$195,649	$29,380	$225,029

62	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Consolidated statements of comprehensive income:
	Year ended December 31, 2016			Year ended December 31, 2017
(dollars in thousands, except per share amounts)	As Reported(1)	Adjustments	As Adjusted	As Reported(1)	Adjustments	As Adjusted
Revenue
Recurring	$575,933	$33,130	$609,063	$651,031	$33,552	$684,583
One-time services and other	154,882	(32,303)	122,579	137,275	(33,371)	103,904
Total revenue	$730,815	$827	$731,642	$788,306	$181	$788,487
Cost of revenue
Recurring	$235,977	$10,692	$246,669	$265,713	$11,926	$277,639
One-time services and other	103,243	(10,692)	92,551	96,191	(11,926)	84,265
Total cost of revenue	$339,220	$—	$339,220	$361,904	$—	$361,904
Operating expenses
Sales, marketing and customer success	$155,754	$(5,597)	$150,157	$173,525	$(3,966)	$169,559
Net income	$41,515	$3,889	$45,404	$65,933	$7,700	$73,633
Basic earnings per share	$0.90	$0.08	$0.98	$1.41	$0.17	$1.58
Diluted earnings per share	$0.88	$0.08	$0.96	$1.38	$0.16	$1.54

(1)	See the discussion of our reclassifications of previously reported revenue and costs of revenue above.

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
Recently issued accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will require lessees to record most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current guidance. The updated guidance also eliminates certain real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. All entities will classify leases to determine how to recognize lease-related revenue and expense. Upon adoption, entities will be required to use a modified retrospective approach with an option to use certain practical expedients. We expect to adopt ASU 2016-02 when effective, using the transition method that allows us to initially apply the guidance at the adoption date of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We expect ASU 2016-02 will impact our consolidated financial statements and related disclosures. We are currently evaluating the extent of the impact and expect that most of our lease commitments will be subject to the updated guidance and recognized as lease liabilities and right-of-use assets on our consolidated balance sheets upon adoption. Based on our portfolio of leases as of December 31, 2018, and our evaluation to date, we expect to recognize aggregate lease liabilities of between $105 million and $135 million, primarily relating to real estate.
Summary of significant accounting policies
Revenue recognition
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud-based and hosted environments; (ii) providing payment and transaction services; (iii) providing software maintenance and

2018 Form 10-K	63

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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

64	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
A contract asset is recorded when revenue is recognized in advance of our right to receive consideration (i.e., we must satisfy additional performance obligations in order to receive consideration). Amounts are recorded as receivables when our right to consideration is unconditional (i.e., only the passage of time is required before payment of the consideration is due). Our contract assets are recorded within prepaid expenses and other current assets on our consolidated balance sheets. To the extent that our customers are billed for our solutions and services in advance of us satisfying the related performance obligations, we record such amounts in deferred revenue.
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

2018 Form 10-K	65

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
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash due to customers and accounts receivable. Our cash and cash equivalents and restricted cash due to customers are placed with high credit-quality financial institutions. Our accounts receivable is derived from sales to customers who primarily operate in the nonprofit sector. With respect to accounts receivable, we perform ongoing evaluations of our customers and maintain an allowance for doubtful accounts based on historical experience and our expectations of future losses. As of and for the years ended December 31, 2018, 2017 and 2016, there were no significant concentrations with respect to our consolidated revenues or accounts receivable.
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
Construction-in-progress represents purchases of computer software and hardware associated with new internal system implementation projects which had not been placed in service at the respective balance sheet dates. We transferred these assets to the applicable property category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2018, 2017 and 2016.
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

66	2018 Form 10-K

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
The quantitative impairment test compares the fair values of identified reporting units with their respective carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Based on our current internal reporting structure, we currently have one operating segment, one reportable segment, and one reporting unit. In each of 2018, 2017 and 2016, we performed the quantitative impairment test which indicated that the estimated fair values of the identified reporting units significantly exceeded their respective carrying values. There was no impairment of goodwill during 2018, 2017 or 2016.
Intangible assets other than goodwill
We amortize finite-lived intangible assets over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Straight-line and accelerated(1)	4-17
Marketing assets	Straight-line	1-15
Acquired software and technology	Straight-line and accelerated(1)	1-11
Non-compete agreements	Straight-line	1-5
Database	Straight-line	8

(1)	Certain of the customer relationships and acquired software and technology assets are amortized on an accelerated basis.
Indefinite-lived intangible assets consist of trade names. We evaluate the estimated useful lives and the potential for impairment of finite and indefinite-lived intangible assets on an annual basis or more frequently if events or circumstances indicate revised estimates of useful lives may be appropriate or that the carrying amount may be impaired. If the carrying amount of a finite-lived intangible asset is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. Substantially all of our intangible assets were acquired in business combinations. There was no impairment of acquired intangible assets during 2018, 2017 or 2016.
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

2018 Form 10-K	67

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other expense, net. For the years ended December 31, 2018 and 2016, we recorded net foreign currency losses of $0.9 million each year. For the year ended December 31, 2017, we recorded a net foreign currency gain of $1.1 million.
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

68	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

are capitalized. Capitalization ceases at the point at which the developed software is substantially complete and ready for its intended use, which is typically upon completion of all substantial testing. Qualifying costs capitalized during the application development stage include those related to specific upgrades and enhancements when it is probable that those costs incurred will result in additional functionality. Overhead costs, including general and administrative costs, as well as maintenance, training and all other costs associated with post-implementation stage activities are expensed as incurred. In addition, internal costs that cannot be reasonably separated between maintenance and relatively minor upgrades and enhancements are expensed as incurred. Historically, we have also incurred and capitalized costs in connection with the development of certain of our software solutions licensed to customers on a perpetual basis, which are accounted for as costs of software to be sold, leased or otherwise marketed; however, there were no costs capitalized related to those solutions as of December 31, 2018 and 2017.
Qualifying capitalized software development costs are amortized on a straight-line basis over the software asset's estimated useful life, which is generally three to seven years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairment charges during the years ended December 31, 2018, 2017, and 2016.
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
Below is a summary of the changes in our allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Balance at end of year
2018	$4,400	$4,952	$(5,975)	$3,377
2017	2,704	10,511	(8,815)	4,400
2016	4,431	3,060	(4,787)	2,704
Below is a summary of the changes in our allowance for doubtful accounts.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Balance at end of year
2018	$741	$2,446	$(1,842)	$1,345
2017	587	1,148	(994)	741
2016	512	499	(424)	587

Advertising costs
We expense advertising costs as incurred, which was $4.0 million, $2.4 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

2018 Form 10-K	69

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Restructuring costs
Restructuring costs include charges for the costs of exit or disposal activities. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred. For details of our restructuring activities, see Note 19 of these consolidated financial statements.
Impairment of long-lived assets
We review long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. No impairment of long-lived assets occurred in 2018, 2017 or 2016.
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

70	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

3. Business Combinations

2018 Acquisitions
Reeher
On April 30, 2018, we acquired all of the outstanding equity securities, including all voting equity interests, of Reeher LLC, a Minnesota limited liability company (“Reeher”), pursuant to a securities purchase agreement. The acquisition expands our fundraising performance management capabilities and is intended to drive more effective fundraising and greater social good outcomes for our customers. We acquired the equity securities for an aggregate purchase price of $41.2 million in cash, net of closing adjustments. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility (as defined in Note 9 of these consolidated financial statements). As a result of the acquisition, Reeher has become a wholly-owned subsidiary of ours. The operating results of Reeher have been included in our consolidated financial statements from the date of acquisition. During 2018, we incurred insignificant acquisition-related expenses associated with the acquisition, which were recorded in general and administrative expense.
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

(in thousands)	Purchase price allocation
Net working capital, excluding deferred revenue	$1,683
Property and equipment	755
Identifiable intangible assets	27,055
Deferred tax asset	713
Deferred revenue	(2,700)
Goodwill	13,681
Total purchase price	$41,187

The estimated fair value of accounts receivable acquired approximates the contractual value of $1.1 million and $11.7 million of the goodwill arising in the acquisition is deductible for income tax purposes. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining the operations and assembled workforce of Reeher.
The Reeher acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired	Weighted average amortization period
Reeher	(in thousands)	(in years)
Acquired technology	$19,500	11
Customer relationships	7,000	10
Marketing assets	480	3
Non-compete agreements	75	2
Total intangible assets	$27,055	11

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

2018 Form 10-K	71

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
2017 Acquisitions
JustGiving
On October 2, 2017, Blackbaud Global Limited (“Blackbaud Global”), a United Kingdom limited liability company and wholly-owned subsidiary of ours, acquired the entire issued share capital, including all voting equity interests, of Giving Limited, a United Kingdom private limited company doing business as “JustGiving” for an aggregate purchase price, including certain post-closing adjustments set forth in the related stock purchase agreement, of £102.4 million, or approximately $137.2 million, in cash. JustGiving is a market leading social platform for giving, and the acquisition is expected to enhance our capabilities to serve both individual donors and nonprofits, expanding the peer-to-peer fundraising capabilities we offer today. As a result of the acquisition, JustGiving has become a wholly-owned subsidiary of ours. We financed the acquisition of JustGiving through cash on hand and borrowings of $138.7 million under the 2017 Credit Facility. We finalized the purchase price allocation of JustGiving, including the valuation of assets acquired and liabilities assumed, during the fourth quarter of 2018. All measurement period adjustments were insignificant. We determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented.
AcademicWorks
On April 3, 2017, we acquired all of the outstanding shares of capital stock, including all voting equity interests, of AcademicWorks, Inc., a Texas corporation ("AcademicWorks"), pursuant to a stock purchase agreement. AcademicWorks is the market leader in scholarship management for higher education and K-12 institutions, foundations, and grant-making institutions. The acquisition extends our offerings for our higher education, K-12, and corporate and foundation customers. We acquired AcademicWorks for $52.1 million in cash, net of closing adjustments. We financed the acquisition through a draw down of a revolving credit loan under our then-existing credit facility. As a result of the acquisition, AcademicWorks has become a wholly-owned subsidiary of ours. We finalized the purchase price allocation of AcademicWorks, including the valuation of assets acquired and liabilities assumed, during the first quarter of 2018. All measurement period adjustments were insignificant. We determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented.

72	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

4. Goodwill and Other Intangible Assets
The change in our goodwill during 2018 consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2017	$530,249
Additions related to current year business combinations	18,271
Adjustments related to prior year business combinations	(333)
Effect of foreign currency translation	(2,974)
Balance at December 31, 2018	$545,213

We have recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization as of:

	December 31,
(dollars in thousands)	2018	2017
Finite-lived gross carrying amount
Customer relationships	$280,309	$274,458
Marketing assets	48,484	49,661
Acquired software and technology	211,654	193,010
Non-compete agreements	2,499	2,603
Database	4,275	4,275
Total finite-lived gross carrying amount	547,221	524,007
Accumulated amortization
Customer relationships	(116,648)	(96,662)
Marketing assets	(16,395)	(12,444)
Acquired software and technology	(118,268)	(96,528)
Non-compete agreements	(1,618)	(1,125)
Database	(4,275)	(4,197)
Total accumulated amortization	(257,204)	(210,956)
Indefinite-lived gross carrying amount
Marketing assets	1,600	1,600
Intangible assets, net	$291,617	$314,651

Changes to the gross carrying amounts of intangible asset classes during 2018 were primarily related to our business acquisitions as described in Note 3 of these financial statements and the effect of foreign currency translation.
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

2018 Form 10-K	73

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table summarizes amortization expense of our finite-lived intangible assets:

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Included in cost of revenue:
Cost of recurring	$39,877	$37,557	$36,597
Cost of one-time services and other	2,356	2,542	2,961
Total included in cost of revenue	42,233	40,099	39,558
Included in operating expenses	4,844	3,271	2,840
Total amortization of intangibles from business combinations	$47,077	$43,370	$42,398

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of December 31, 2018:

Years ending December 31, (dollars in thousands)	Amortization expense
2019	$45,266
2020	36,995
2021	31,453
2022	27,969
2023	26,213
Total	$167,896

5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016
Numerator:
Net income	$44,841	$73,633	$45,404
Denominator:
Weighted average common shares	47,206,669	46,669,440	46,132,389
Add effect of dilutive securities:
Stock-based awards	838,415	1,106,262	1,184,149
Weighted average common shares assuming dilution	48,045,084	47,775,702	47,316,538
Earnings per share:
Basic	$0.95	$1.58	$0.98
Diluted	$0.93	$1.54	$0.96

Anti-dilutive shares excluded from calculations of diluted earnings per share	48,881	4,634	7,339

74	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

6. Fair Value Measurements
Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of December 31, 2018
Financial assets:
Derivative instruments	$—	$2,260	$—	$2,260
Total financial assets	$—	$2,260	$—	$2,260

Fair value as of December 31, 2018
Financial liabilities:
Derivative instruments	$—	$186	$—	$186
Total financial liabilities	$—	$186	$—	$186

Fair value as of December 31, 2017
Financial assets:
Derivative instruments	$—	$1,283	$—	$1,283
Total financial assets	$—	$1,283	$—	$1,283

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
We believe the carrying amounts of our cash and cash equivalents, restricted cash due to customers, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at December 31, 2018 and December 31, 2017, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at December 31, 2018 and December 31, 2017, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the years ended December 31, 2018, 2017 and 2016. Additionally, we did not hold any Level 3 assets or liabilities during the years ended December 31, 2018, 2017 and 2016.
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

2018 Form 10-K	75

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

estimate fair value using market-based methods including the use of market capitalization and consideration of a control premium.
There were no non-recurring fair value adjustments to intangible assets and goodwill during 2018, 2017 and 2016 except for certain business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date from updated estimates and assumptions during the measurement period. See Note 3 and Note 4 to these consolidated financial statements for additional details. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

7. Property and Equipment and Software Development Costs
Property and equipment
Property and equipment consisted of the following, as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2018	2017
Equipment	2 - 5	$4,243	$2,728
Computer hardware	2 - 5	75,060	76,331
Computer software	2 - 5	34,294	34,058
Construction in progress	—	233	3,102
Furniture and fixtures	3 - 10	7,004	7,265
Leasehold improvements	Lesser of lease term or 10 years	26,795	22,359
Total property and equipment		147,629	145,843
Less: accumulated depreciation		(107,598)	(103,600)
Property and equipment, net		$40,031	$42,243

Depreciation expense was $15.9 million, $17.8 million and $19.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Property and equipment, net of depreciation, under capital leases at December 31, 2018 and 2017 was insignificant.
Software development costs
Software development costs consisted of the following, as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2018	2017
Software development costs	3 - 7	$121,983	$84,404
Less: accumulated amortization		(46,884)	(30,306)
Software development costs, net		$75,099	$54,098

Amortization expense related to software development costs was $16.6 million, $12.8 million and $8.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included primarily in cost of recurring.

76	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

8. Consolidated Financial Statement Details
Prepaid expenses and other assets

(dollars in thousands)	December 31, 2018	December 31, 2017
Costs of obtaining contracts(1)(2)	$85,590	$77,312
Prepaid software maintenance and subscriptions	21,134	17,402
Taxes, prepaid and receivable	2,055	10,548
Derivative instruments	2,260	1,283
Unbilled accounts receivable(3)	4,161	3,136
Security deposits	1,020	2,305
Other assets	8,931	7,230
Total prepaid expenses and other assets	125,151	119,216
Less: Long-term portion	65,363	57,238
Prepaid expenses and other current assets	$59,788	$61,978

(1)	Amortization expense from costs of obtaining contracts was $35.7 million for the year ended December 31, 2018.

(2)	The current portion of costs of obtaining contracts as of December 31, 2018 and 2017 was $31.7 million and $28.0 million, respectively.

(3)	Amounts previously presented as contract assets are now presented as unbilled accounts receivable as they meet the definition of a receivable.
Accrued expenses and other liabilities

(dollars in thousands)	December 31, 2018	December 31, 2017
Accrued bonuses	$14,868	$16,743
Accrued commissions and salaries	9,934	6,943
Taxes payable	6,204	5,517
Deferred rent liabilities	4,332	4,548
Customer credit balances	4,076	4,652
Lease incentive obligations	3,514	4,635
Unrecognized tax benefit	2,719	1,972
Accrued vacation costs	2,352	2,458
Accrued health care costs	1,497	2,615
Other liabilities	6,785	9,948
Total accrued expenses and other liabilities	56,281	60,031
Less: Long-term portion	9,388	5,632
Accrued expenses and other current liabilities	$46,893	$54,399

Deferred revenue

(dollars in thousands)	December 31, 2018	December 31, 2017
Recurring	$286,960	$265,513
One-time services and other	11,595	13,193
Total deferred revenue	298,555	278,706
Less: Long-term portion	2,564	3,643
Deferred revenue, current portion	$295,991	$275,063

2018 Form 10-K	77

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Other income (expense), net

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Interest income	$2,008	$993	$581
Gain on derivative instrument	—	462	—
Loss on debt extinguishment	—	(299)	—
Other (expense) income, net	(905)	1,104	(872)
Other income (expense), net	$1,103	$2,260	$(291)

9. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Credit facility:
Revolving credit loans	$100,000	$143,000	4.13%	2.84%
Term loans	288,750	296,250	3.44%	2.64%
Other debt	—	1,076	—%	4.50%
Total debt	388,750	440,326	3.61%	2.71%
Less: Unamortized discount and debt issuance costs	1,626	2,102
Less: Debt, current portion	7,500	8,576	3.77%	3.03%
Debt, net of current portion	$379,624	$429,648	3.61%	2.71%

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
In 2017, we recorded an insignificant loss on debt extinguishment related to the write-off of debt discount and deferred financing costs for the portions of the 2014 Credit Facility considered to be extinguished. This loss was recognized in the consolidated statements of comprehensive income within other income (expense), net.

78	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

In connection with our entry into the 2017 Credit Facility, we paid $3.1 million in financing costs, of which $1.0 million were capitalized in other assets and, together with a portion of the unamortized deferred financing costs from the 2014 Credit Facility and prior facilities, are being amortized into interest expense ratably over the term of the new facility. As of December 31, 2018 and 2017, deferred financing costs totaling $0.9 million and $1.2 million, respectively, were included in other assets on our consolidated balance sheets. We recorded aggregate financing costs of $1.8 million as a direct deduction from the carrying amount of our debt liability, which related to debt discount (fees paid to lenders) and debt issuance costs for the 2017 Term Loan.
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
We also pay a quarterly commitment fee on the unused portion of the 2017 Revolving Facility from 0.15% to 0.25% per annum, depending on our net leverage ratio. At December 31, 2018, the commitment fee was 0.20%.
The term loan under the 2017 Credit Facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2017 Credit Facility.
The 2017 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At December 31, 2018, we were in compliance with our debt covenants under the 2017 Credit Facility.
The 2017 Credit Facility also includes an option to request increases in the revolving commitments and/or request additional term loans in an aggregate principal amount of up to $200.0 million plus an amount, if any, such that the Net Leverage Ratio shall be no greater than 3.00 to 1.00. At December 31, 2018, our available borrowing capacity under the 2017 Credit Facility was $296.2 million.
Other debt
In September 2017, we entered into a two-year $2.2 million agreement to finance our purchase of software licenses and related services. The agreement was a non-interest-bearing note requiring annual payments, where the first payment was due in November 2017. Interest associated with the note was imputed at the rate we would incur for amounts borrowed under the 2017 Credit Facility. In October 2018, we repaid all amounts outstanding under the agreement.
Financing for 2018 acquisition
On April 30, 2018, we acquired Reeher for $41.2 million in cash, net of closing adjustments. We financed the acquisition with a revolving credit loan under the 2017 Credit Facility.

2018 Form 10-K	79

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

As of December 31, 2018, the required annual maturities related to the 2017 Credit Facility were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2019	$7,500
2020	7,500
2021	7,500
2022	366,250
2023	—
Thereafter	—
Total required maturities	$388,750

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

80	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The fair values of our derivative instruments were as follows as of:

		Asset Derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	December 31, 2018	December 31, 2017	Balance sheet location	December 31, 2018	December 31, 2017
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$—	$145	Accrued expenses and other current liabilities	$—	$—
Interest rate swaps, long-term portion	Other assets	2,260	1,138	Other liabilities	186	—
Total derivative instruments designated as hedging instruments		$2,260	$1,283		$186	$—

We did not have any undesignated derivative instruments as of December 31, 2018 and 2017.
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	December 31, 2018		Year ended December 31, 2018
Interest rate swaps	$2,074	Interest expense	$118

	December 31, 2017		Year ended December 31, 2017
Interest rate swaps	$1,283	Interest expense	$(293)

	December 31, 2016		Year ended December 31, 2016
Interest rate swaps	$42	Interest expense	$(1,106)

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive income as of December 31, 2018 that is expected to be reclassified into earnings within the next twelve months is $1.0 million. There were no ineffective portions of our interest rate swap derivatives during the years ended December 31, 2018, 2017 and 2016. See Note 14 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.
We did not have any undesignated derivative instruments during 2018 and 2016. The effects of undesignated derivative instruments during 2017 were as follows:

	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income
(dollars in thousands)		Year ended December 31, 2017
Foreign currency option contracts	Other income (expense), net	$513
Foreign currency forward contracts	Other income (expense), net	$(51)
Total gain(1)		$462

(1)	The individual amounts may not sum to total gain due to rounding.

2018 Form 10-K	81

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

11. Commitments and Contingencies
Lease for New Headquarters Facility
In May 2016, we entered into a lease agreement for our New Headquarters Facility in Charleston, South Carolina. There are two phases for construction of the New Headquarters Facility. Phase One included a building with approximately 172,000 rentable square feet, which we began using in April 2018. The lease agreement also grants us a Phase Two option to request that the landlord construct and lease to us a second office building and related improvements. The current annual base rent for Phase One is $4.4 million, payable in equal monthly installments. The base rent escalates annually by approximately 2% based on the terms of the agreement. The lease agreement expires in April 2038 and provides for four renewal periods of five years each at a base rent equal to the then prevailing market rate for comparable buildings.
Other leases
We continue to lease our former headquarters facility, now called our Customer Operations Center, in Charleston, South Carolina. The lease expires in October 2023 and has two five-year renewal options. The current annual base rent of the lease is $4.3 million, payable in equal monthly installments. The base rent escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year.
We have a lease for office space in Austin, Texas which expires in September 2023 and has two five-year renewal options. The current annual base rent of the lease is $2.4 million. The base rent escalates annually between 2% and 4% based on the terms of the agreement. At December 31, 2018, we had a standby letter of credit of $1.0 million for a security deposit for this lease.
We have provisions in our leases that entitle us to aggregate remaining leasehold improvement allowances of $3.8 million as of December 31, 2018. These amounts are being recorded as a reduction to rent expense ratably over the terms of the leases. The leasehold improvement allowances have been included in the table of operating lease commitments below as a reduction in our lease commitments ratably over the then remaining terms of the leases. The timing of the reimbursements for the actual leasehold improvements may vary from the amounts reflected in the table below.
Additionally, we have subleased a portion of our facilities under various agreements through 2023. As of December 31, 2018, our total minimum rentals to be received in the future under noncancelable subleases was $7.2 million. These amounts are also being recorded as a reduction to rent expense.
Total rent expense was $22.2 million, $16.1 million and $11.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The quarterly South Carolina state incentive payments we received as a result of locating our former headquarters facility in Berkeley County, South Carolina, ended in the fourth quarter of 2016. These amounts were recorded as a reduction of rent expense upon receipt and were $2.9 million for the year ended December 31, 2016. We expect to receive quarterly South Carolina state incentive payments as a result of locating our New Headquarters Facility in Berkeley County, South Carolina, which will be recorded as a reduction of rent expense upon receipt.

82	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

As of December 31, 2018, the future minimum lease payments related to lease agreements with a remaining noncancelable term in excess of one year, net of related sublease commitments and lease incentives, were as follows:

Years ending December 31, (dollars in thousands)	Operating leases(1)
2019	$20,808
2020	20,274
2021	16,924
2022	14,391
2023	12,923
Thereafter	81,755
Total minimum lease payments	$167,075

(1)
Our future minimum lease commitments related to operating leases do not include payments related to Phase Two of our New Headquarters Facility, as that option had not been exercised as of December 31, 2018.

Other commitments
As discussed in Note 9 to these consolidated financial statements, the term loans under the 2017 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2018, the remaining aggregate minimum purchase commitment under these arrangements was approximately $109.9 million through 2023.
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
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business. We make a provision for a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, we have determined as of December 31, 2018, that no provision for liability nor disclosure is required related to any claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
All legal costs associated with litigation are expensed as incurred. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our

2018 Form 10-K	83

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

consolidated financial position, results of operations or cash flows could be negatively affected in any particular period by an unfavorable resolution of one or more of such proceedings, claims or investigations.

12. Income Taxes
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the United Kingdom, Australia, Ireland and Costa Rica. We are generally subject to U.S. federal income tax examination for calendar tax years 2015 through 2018 as well as state and foreign income tax examinations for various years depending on statutes of limitations of those jurisdictions. We are currently under U.S. federal income tax examination for the calendar year 2016.
In December 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time U.S. Federal transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. During the third quarter of 2018, the Company finalized its calculation of the transition tax as of December 31, 2017, and the impact to our effective income tax rate was insignificant.
The Tax Act eliminates the exceptions for performance-based compensation and CFO compensation from the calculation under Section 162(m) of the Internal Revenue Code. A transition rule allows for the grandfathering of performance-based compensation pursuant to a written binding contract in effect as of November 2, 2017. On August 21, 2018, the Internal Revenue Service issued Notice 2018-68 providing guidance regarding amendments to Section 162(m) contained in the Tax Act, including application of the transition rule. As a result of this guidance, the Company finalized its calculations of the Section 162(m) deduction and the ending estimated deferred tax assets for the performance-based stock compensation and the bonus accrual, which resulted in an insignificant impact due to tax reform on our effective income tax rate.
In accordance with the closing of the measurement period under SAB 118, we finalized our provisional estimates as noted above. As additional regulations or guidance in relation to the Tax Act continue to be issued, we will analyze and record the necessary impacts in the quarter in which guidance is received.
The following summarizes the components of income tax expense:

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Current taxes:
U.S. Federal	$(1,088)	$2,565	$4,808
U.S. State and local	1,182	(144)	1,670
International	306	101	53
Total current taxes	400	2,522	6,531
Deferred taxes:
U.S. Federal	659	(17,128)	4,782
U.S. State and local	45	398	304
International	(1,323)	(1,084)	329
Total deferred taxes	(619)	(17,814)	5,415
Total income tax provision	$(219)	$(15,292)	$11,946

84	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following summarizes the components of income before provision for income taxes:

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
U.S.	$47,532	$58,547	$55,381
International	(2,910)	(206)	1,969
Income before provision for income taxes	$44,622	$58,341	$57,350

A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate our income tax provision is as follows:

	Years ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	4.1	1.8	4.2
Change in federal income tax rate applied to deferred tax balances	—	(43.1)	—
Change in state income tax rate applied to deferred tax balances	(0.4)	—	0.2
Unrecognized tax benefit	(2.6)	1.5	0.1
State credits, net of federal benefit	(1.9)	(1.4)	(0.1)
Change in valuation reserve (primarily state credit reserves)	0.4	(1.0)	(1.4)
Federal credits generated	(10.4)	(5.8)	(5.5)
Foreign tax rate	0.2	0.2	(0.4)
Acquisition costs	—	2.2	0.1
Section 162(m) limitation	4.2	2.5	1.5
Domestic production activities deduction	—	—	(1.1)
Stock-based compensation	(17.4)	(18.9)	(12.1)
FDII benefit	(0.7)	—	—
Nondeductible meals, entertainment, and transportation	2.6	0.8	0.9
Other	0.4	—	(0.6)
Income tax provision effective rate	(0.5)%	(26.2)%	20.8%

The increase in our effective income tax rate in 2018, when compared to 2017, was primarily due to the impact of U.S. tax reform legislation enacted in December 2017. Our effective income tax rate in 2017 included the benefit attributable to the revaluation of our U.S. deferred tax assets and liabilities as of December 31, 2017, resulting from the reduced U.S. corporate federal income tax rate effective for tax years beginning after that date.
The increase in our effective income tax rate was partially offset by the impact of the benefit to income tax expense relating to stock-based compensation items, calculated prior to the impact of the U.S. federal corporate tax rate change as a result of the Tax Act. This favorable impact was attributable to an increase in the market price for shares of our common stock, as reported by Nasdaq, as well as an increase in the number of stock awards that vested and were exercised. The benefit to income tax expense relating to stock-based compensation during 2018 was reduced as a result of a decrease in the U.S. corporate tax rate.
The increase in our effective income tax rate was also partially offset by the impact of the lower U.S. federal corporate tax rate on pre-tax income and the release of our tax reserve due to the expiration of the federal statute of limitations for 2014.

2018 Form 10-K	85

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in thousands)	2018	2017
Deferred tax assets relating to:
Federal and state and foreign net operating loss carryforwards	$11,021	$13,597
Federal, state and foreign tax credits	18,936	14,389
Intangible assets	1,041	693
Stock-based compensation	11,462	9,611
Accrued bonuses	973	1,001
Deferred revenue	854	505
Allowance for doubtful accounts	1,242	1,379
Other	5,607	4,770
Total deferred tax assets	51,136	45,945
Deferred tax liabilities relating to:
Intangible assets	(43,700)	(47,997)
Fixed assets	(4,444)	(4,552)
Costs of obtaining contracts	(19,573)	(18,756)
Capitalized software development costs	(19,469)	(14,012)
Other	(926)	(995)
Total deferred tax liabilities	(88,112)	(86,312)
Valuation allowance	(6,855)	(7,205)
Net deferred tax liability	$(43,831)	$(47,572)

As of December 31, 2018, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $24.3 million, $24.5 million and $25.1 million, respectively. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2028 and the state net operating loss carryforwards will expire over various periods beginning in 2019. Our foreign net operating loss carryforwards have an unlimited carryforward period. As of December 31, 2018, our foreign tax credit carryforwards for income tax purposes were insignificant. Our federal tax credit carryforwards for income tax purposes were approximately $6.5 million. Our state tax credit carryforwards for income tax purposes were approximately $14.1 million, net of federal benefit. If not utilized, the federal tax credit carryforwards will begin to expire in 2036 and the state tax credit carryforwards will begin to expire in 2019. A portion of the foreign and state net operating loss carryforwards and state credit carryforwards have a valuation reserve due to management's uncertainty regarding the future ability to use such carryforwards.
The following table illustrates the change in our deferred tax asset valuation allowance:

Years ended December 31,	Balance at beginning of year	Acquisition- related change	Charges to expense	Balance at end of year
(dollars in thousands)
2018	$7,205	$16	$(366)	$6,855
2017	6,994	—	211	7,205
2016	7,911	—	(917)	6,994

86	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table sets forth the change to our unrecognized tax benefit for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Balance at December 31, 2017	$5,160	$3,145	$3,024
Increases from prior period positions	104	1,860	23
Decreases in prior year positions	(413)	(238)	(17)
Increases from current period positions	58	404	358
Lapse of statute of limitations	(1,205)	(11)	(243)
Balance at December 31, 2018	$3,704	$5,160	$3,145

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $3.3 million at December 31, 2018. Certain prior period amounts relating to our 2014 acquisitions are covered under indemnification agreements and, therefore, we have recorded a corresponding indemnification asset. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2018 was $0.7 million. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2017 was $0.8 million. The total amount of interest and penalties included in the consolidated statements of comprehensive income as an increase or decrease in income tax expense for 2018, 2017 and 2016 was insignificant.
We have taken federal and state tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2018 was $1.4 million.
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
The total number of authorized stock-based awards available under our plans was 4,347,224 as of December 31, 2018. We issue common stock from our pool of authorized stock upon exercise of stock options and stock appreciation rights, vesting of restricted stock units or upon granting of restricted stock.

2018 Form 10-K	87

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Historically, we have issued four types of awards under these plans: restricted stock awards, restricted stock units, stock appreciation rights and stock options. The following table sets forth the number of awards outstanding for each award type as of:

	Outstanding at December 31,
Award type	2018	2017
Restricted stock awards	1,263,510	1,257,574
Restricted stock units	459,673	493,248
Stock appreciation rights	60,871	212,506
Stock options	836	2,050

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
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Years ended December 31,
(in thousands)	2018	2017	2016
Included in cost of revenue:
Cost of recurring	$2,464	$1,627	$1,676
Cost of one-time services and other	2,778	1,843	1,621
Total included in cost of revenue	5,242	3,470	3,297
Included in operating expenses:
Sales, marketing and customer success	9,285	6,381	3,844
Research and development	9,048	7,765	6,467
General and administrative	24,699	23,015	19,030
Total included in operating expenses	43,032	37,161	29,341
Total stock-based compensation expense	$48,274	$40,631	$32,638

The total amount of compensation cost related to unvested awards not recognized was $74.1 million at December 31, 2018. It is expected that this amount will be recognized over a weighted average period of 1.7 years.
Restricted stock awards
We have granted shares of common stock subject to certain restrictions under the 2016 Equity Plan and the 2008 Equity Plan. Restricted stock awards granted to employees vest in equal annual installments generally over four years from the grant date subject to the recipient’s continued employment with us. Restricted stock awards granted to non-employee

88	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

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
The following table summarizes our unvested restricted stock awards as of December 31, 2018, and changes during the year then ended:

Restricted stock awards	Restricted stock awards	Weighted average grant-date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2018	1,257,574	$61.00
Granted	541,786	94.51
Vested	(420,688)	57.56
Forfeited	(115,162)	72.93
Unvested at December 31, 2018	1,263,510	75.46	8.1	$79,475

(1)	The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock awards that vested during the years ended December 31, 2018, 2017 and 2016 was $24.2 million, $19.4 million and $14.5 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2017 and 2016 was $74.08 and $53.59, respectively.
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
The following table summarizes our unvested restricted stock units as of December 31, 2018, and changes during the year then ended:

Restricted stock units	Restricted stock units	Weighted average grant-date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2018	493,248	$61.05
Granted	231,491	95.59
Forfeited	(24,507)	79.85
Vested	(240,559)	56.77
Unvested at December 31, 2018	459,673	79.78	8.4	$28,913

(1)	The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock units that vested during the years ended December 31, 2018, 2017 and 2016 was $13.7 million, $9.4 million, and $6.7 million, respectively. The weighted average grant date fair value of restricted stock units granted for the years ended December 31, 2017 and 2016 was $72.19 and $51.98, respectively.

2018 Form 10-K	89

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
The following table summarizes our outstanding SARs as of December 31, 2018, and changes during the year then ended:

Stock appreciation rights	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at January 1, 2018	212,506	$23.01
Exercised	(151,635)	23.31
Outstanding at December 31, 2018	60,871	22.24	0.8	$2,475
Vested and exercisable at December 31, 2018	60,871	22.24	0.8	2,475

(1)	The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares.
There have been no new SARs granted since 2013 and all outstanding SARs were fully vested as of December 31, 2017. The total intrinsic value of SARs exercised during the years ended December 31, 2018, 2017 and 2016 was $12.4 million, $14.2 million, and $10.7 million, respectively. The total fair value of SARs that vested during the year ended December 31, 2017 was insignificant. The total fair value of SARs that vested during the year ended December 31, 2016 was $1.0 million. SARs granted with a market condition had a fair market value assigned at the grant date based on the use of a Monte Carlo simulation model. All other SARs granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model.
Stock options
The following table summarizes our outstanding stock options as of December 31, 2018, and changes during the year then ended:

Stock options	Stock options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at January 1, 2018	2,050	$11.44
Exercised	(1,032)	10.53
Expired	(182)	10.59
Outstanding at December 31, 2018	836	12.75	0.7	$42
Vested and exercisable at December 31, 2018	836	12.75	0.7	42

(1)	The intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares.
There have been no new stock option awards granted since 2005 and all outstanding stock options were fully vested as of December 31, 2010. The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was insignificant. All outstanding stock options granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model.

90	2018 Form 10-K

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
The following table provides information with respect to quarterly dividends paid on common stock during the year ended December 31, 2018.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 6, 2018	$0.12	February 28	March 15
April 30, 2018	0.12	May 25	June 15
July 30, 2018	0.12	August 28	September 14
October 29, 2018	0.12	November 28	December 14
On February 6, 2019, our Board of Directors declared a first quarter 2019 dividend of $0.12 per share payable on March 15, 2019 to stockholders of record on February 27, 2019.
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
We account for purchases of treasury stock under the cost method. The remaining amount available to purchase stock under the stock repurchase program was $50.0 million as of December 31, 2018.

2018 Form 10-K	91

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Years ended December 31,
(in thousands)	2018	2017	2016
Accumulated other comprehensive loss, beginning of period	$(642)	$(604)	$(825)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income (loss) balance, beginning of period	$748	$(3)	$(19)
Other comprehensive income (loss) before reclassifications, net of tax effects of $(239), $(374) and $406	670	574	(626)
Amounts reclassified from accumulated other comprehensive loss to interest expense	(118)	293	1,106
Tax benefit included in provision for income taxes	31	(116)	(436)
Total amounts reclassified from accumulated other comprehensive loss	(87)	177	670
Net current-period other comprehensive income	583	751	44
Cumulative effect of adoption of ASU 2014-09	—	—	(28)
Reclassification upon early adoption of ASU 2018-02	167	—	—
Accumulated other comprehensive income (loss) balance, end of period	$1,498	$748	$(3)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(1,390)	$(601)	$(806)
Translation adjustments	(5,218)	(789)	205
Accumulated other comprehensive loss balance, end of period	(6,608)	(1,390)	(601)
Accumulated other comprehensive loss, end of period	$(5,110)	$(642)	$(604)

15. Defined Contribution Plan
We have a defined contribution 401(k) plan (the "401K Plan") covering substantially all employees. Employees were able to contribute between 1% and 75% of their salaries in 2018, 2017 and 2016. We match 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at our discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2018, 2017 and 2016 were $8.1 million, $7.1 million and $7.6 million, respectively. There were no discretionary contributions by us to the 401K Plan in 2018, 2017 and 2016.

92	2018 Form 10-K

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

16. Segment Information

Our chief operating decision maker is our chief executive officer ("CEO"). Our chief operating decision maker uses consolidated financial information to make operating decisions, assess financial performance and allocate resources. We have one operating segment and one reportable segment.
The following table presents long-lived assets by geographic region based on the location of the assets.

	Years ended December 31,
(dollars in thousands)	2018	2017
United States	$37,015	$39,071
Other countries	3,016	3,172
Total property and equipment	$40,031	$42,243

See Note 17 to these consolidated financial statements for information about our revenues by geographic region.

17. Revenue Recognition
The prior period financial information presented below has been adjusted to reflect our adoption of ASU 2014-09.
Transaction price allocated to the remaining performance obligations
As of December 31, 2018, approximately $738 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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
Contract balances
Our opening and closing balances of contract assets and deferred revenue were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Contract assets(1)	$308	$—
Total deferred revenue	298,555	278,706

(1)
Amounts previously presented as contract assets are now presented as unbilled accounts receivable as they meet the definition of a receivable. See Note 8 to these consolidated financial statements for additional details.

Contract assets increased during the year ended December 31, 2018 primarily as a result of incremental revenue recognized in excess of amounts billed. The increase in deferred revenue during the year ended December 31, 2018 was primarily due to new subscription sales of our cloud-based solutions, and to a much lesser extent, the inclusion of Reeher. We also sold more subscription-based contracts for professional services and services embedded in our renewable cloud-based solution contracts.

2018 Form 10-K	93

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The amount of revenue recognized during the year ended December 31, 2018 that was included in the deferred revenue balance at the beginning of the period was approximately $270 million. The amount of revenue recognized during the year ended December 31, 2018 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud-based solutions and related services in two primary geographical markets: to customers in the United States, and to customers located outside of the United States. The following table presents our revenue by geographic area based on the address of our customers:

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
United States	$727,366	$706,904	$661,143
Other countries	121,240	81,583	70,499
Total revenue	$848,606	$788,487	$731,642

The General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG") comprise our go-to-market organizations. The following is a description of each market group as of December 31, 2018:

•	The GMG focuses on sales to all K-12 private schools, faith communities and arts and cultural organizations, as well as emerging and mid-sized prospects in North America;

•	The EMG focuses on sales to all healthcare and higher education institutions, corporations and foundations, as well as large and/or strategic prospects in North America; and

•	The IMG focuses on sales to all prospects and customers outside of North America.
Beginning in the first quarter of 2019, all of our Canadian operations will be included in the IMG.
The following table presents our revenue by market group:

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
GMG	$387,630	$373,108	$340,644
EMG	375,861	367,203	346,781
IMG	81,160	45,682	42,291
Other	3,955	2,494	1,926
Total revenue	$848,606	$788,487	$731,642

2018 Form 10-K	94

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

18. Quarterly Results (Unaudited)

(dollars in thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$221,218	$209,532	$213,672	$204,184
Gross profit	117,922	114,295	118,500	116,147
Income from operations	14,679	15,783	11,374	17,581
Income before provision for income taxes	11,485	11,496	7,417	14,224
Net income	9,334	11,164	6,592	17,751
Earnings per share
Basic	$0.20	$0.24	$0.14	$0.38
Diluted	0.19	0.23	0.14	0.37

(dollars in thousands, except per share data)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenue	$217,402	$194,424	$191,589	$185,072
Gross profit	114,980	107,419	104,594	99,590
Income from operations	19,959	18,423	16,523	13,273
Income before provision for income taxes	17,226	15,799	14,134	11,182
Net income	36,638	12,824	11,029	13,142
Earnings per share
Basic	$0.78	$0.27	$0.24	$0.28
Diluted	0.76	0.27	0.23	0.28
Note: The individual amounts for each quarter may not sum to full year totals due to rounding.
The results of operations of acquired companies are included in the consolidated results of operations from the date of their respective acquisition. See Note 3 of these consolidated financial statements for details related to our business acquisitions.

19. Restructuring
During 2017, in an effort to further our organizational objectives including, improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers and prospects. Restructuring costs incurred to date and expected to be incurred consist primarily of costs to terminate existing lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as costs to relocate affected employees and write-off leasehold improvement assets that we will no longer use. We currently expect to incur before-tax restructuring costs associated with these activities of between $8.5 million and $9.5 million, of which $5.4 million have been incurred through 2018. We expect that a significant portion of the remaining costs expected will be incurred in 2019. Our updated estimates reflect the more aggressive actions taken to relocate and consolidate some of our offices than we had originally anticipated. We also expect to incur employee severance costs related to the plan; however, these costs cannot be reasonably estimated at this time.

2018 Form 10-K	95

Blackbaud, Inc.
Notes to consolidated financial statements (continued)

The following table summarizes our facilities optimization restructuring costs as of December 31, 2018:

	Costs incurred during the year ended	Cumulative costs incurred as of
(in thousands)	December 31, 2018
By component:
Contract termination costs	$3,581	$4,176
Other costs	1,009	1,208
Total	$4,590	$5,384

The change in our liability related to our facilities optimization restructuring during the twelve months ended December 31, 2018, consisted of the following:

	Accrued at	Increases for incurred costs	Costs paid	Accrued at
(in thousands)	December 31, 2017			December 31, 2018
By component:
Contract termination costs	$691	$3,581	$(2,407)	$1,865
Other costs	—	1,009	(959)	50
Total	$691	$4,590	$(3,366)	$1,915

20. Subsequent Events
YourCause acquisition
On January 2, 2019, we acquired all of the outstanding equity securities, including all voting equity interests, of YourCause Holdings, LLC, a Delaware limited liability company ("YourCause"), pursuant to a purchase agreement and plan of merger. The acquisition expands our footprint in corporate social responsibility and employee engagement and enhances our position as a leader in providing solutions to both nonprofit organizations and for-profit companies committed to addressing social issues. We acquired the equity securities for an aggregate purchase price of $157.0 million in cash, subject to certain adjustments set forth in the agreement and plan of merger. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility. As a result of the acquisition, YourCause has become a wholly-owned subsidiary of ours. We will include the operating results of YourCause, as well as the assets acquired, liabilities assumed and any goodwill arising from the acquisition, in our consolidated financial statements from the date of the acquisition. During the three months ended December 31, 2018, we incurred insignificant acquisition-related expenses associated with the acquisition, which were recorded in general and administrative expense. Due to the timing of the transaction, the initial accounting for this acquisition, including the measurement of assets acquired, liabilities assumed and goodwill, is not complete and is pending detailed analyses of the facts and circumstances that existed as of the January 2, 2019 acquisition date.

2018 Form 10-K	96

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

Changes in Internal Control Over Financial Reporting
No change in internal control over financial reporting occurred during the fiscal quarter ended December 31, 2018 with respect to our operations that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Note 2 of our consolidated financial statements in this report, we adopted ASU 2014-09 effective January 1, 2018. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new standard on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of ASU 2014-09.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K.

2018 Form 10-K	97

Blackbaud, Inc.

ITEM 9B. OTHER INFORMATION
None.

98	2018 Form 10-K

Blackbaud, Inc.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Meetings of the Board and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2019 Annual Meeting of Stockholders expected to be held on June 13, 2019, except for the identification of executive officers of the Registrant which is set forth in Part I of this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information under the captions "Director Compensation," “Executive Compensation,” “Compensation Discussion and Analysis,” “2018 Summary Compensation Table” and "CEO Pay Ratio" contained in Blackbaud’s Proxy Statement for the 2019 Annual Meeting of Stockholders expected to be held on June 13, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from information under the captions “Stock Ownership” and "Equity Compensation Plan Information" contained in Blackbaud’s Proxy Statement for the 2019 Annual Meeting of Stockholders expected to be held on June 13, 2019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information under the captions “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2019 Annual Meeting of Stockholders expected to be held on June 13, 2019.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2019 Annual Meeting of Stockholders expected to be held on June 13, 2019.

2018 Form 10-K	99

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

3.	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this report:

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1		Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1
2.5	*	Stock Purchase Agreement dated as of February 1, 2011 by and among Public Interest Data, Inc., all for the stockholders of Public Interest Data, Inc., Stephen W. Zautke, as stockholder representative and Blackbaud, Inc.	10-Q	5/10/2011	2.3
2.6		Agreement and Plan of Merger dated as of January 16, 2012 by and among Blackbaud, Inc., Caribou Acquisition Corporation and Convio, Inc.	8-K	1/17/2012	2.4
2.7		Stock Purchase Agreement dated as of October 6, 2011 by and among Everyday Hero Pty. Ltd., all of the stockholders of Everyday Hero Pty. Ltd., Nathan Betteridge as stockholder representative and Blackbaud Pacific Pty. Ltd.	10-K	2/29/2012	2.7
2.8		Purchase Agreement, dated August 30, 2014, by and among MicroEdge Holdings, LLC, Blackbaud, Inc, direct and indirect holders of all of the outstanding equity interests of MicroEdge Holdings, LLC, and VFF I AIV I, L.P., as Sellers’ Representative.	8-K	10/2/2014	10.76
2.9		Unit Purchase Agreement, dated as of August 10, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.78
2.10		Amendment, Consent and Waiver, Agreement dated as of October 2, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.79
3.4		Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009
3.5		Amended and Restated Bylaws of Blackbaud, Inc.	8-K	3/22/2011	3.4
10.6	†	Blackbaud, Inc. 1999 Stock Option Plan, as amended	S-1/A	4/6/2004	10.6
10.8	†	Blackbaud, Inc. 2001 Stock Option Plan, as amended	S-1/A	4/6/2004	10.8

100	2018 Form 10-K

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.20	†	Blackbaud, Inc. 2004 Stock Plan, as amended, together with Form of Notice of Stock Option Grant and Stock Option Agreement	8-K	6/20/2006	10.20
10.26	†	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.26
10.27	†	Form of Notice of Stock Appreciation Rights Grant and Stock Appreciation Rights Agreement under the Blackbaud, Inc. 2004 Stock Plan	10-K	2/28/2007	10.27
10.33	†	Blackbaud, Inc. 2008 Equity Incentive Plan	DEF 14A	4/29/2008	Appendix A
10.34	†	Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.34
10.35	†	Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.35
10.36	†	Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.36
10.37	†**	Kintera, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.2
10.38	†**	Kintera, Inc. Amended and Restated 2003 Equity Incentive Plan, as amended, and form of Stock Option Agreement thereunder	10-K/A	3/26/2008	10.3
10.39	†	Form of Retention Agreement	10-Q	11/10/2008	10.37
10.40		Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/2008	10.37
10.41	†	Blackbaud, Inc. 2009 Equity Compensation Plan for Employees from Acquired Companies	S-8	7/2/2009	10.41
10.49	†	Employment Agreement dated November 7, 2008 between Blackbaud, Inc. and Charlie Cumbaa	10-Q	11/8/2011	10.49
10.50	†	Employment Agreement dated June 25, 2008 between Blackbaud, Inc. and Kevin Mooney	10-Q	11/8/2011	10.50
10.55	†	Employment Agreement dated November 14, 2011 between Blackbaud, Inc. and Anthony W. Boor	10-K	2/29/2012	10.55
10.59	†***	Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements	S-1/A	3/19/2010	10.1
10.60	†***	Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger)	8-K	2/28/2011	10.1
10.61	†***	Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement	8-K	2/28/2011	10.2
10.62	†***	Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements	S-1	1/22/2010	10.2
10.63	†	Blackbaud, Inc. 2008 Equity Incentive Plan, as amended	8-K	6/26/2012	10.59

2018 Form 10-K	101

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.64	†	Amendment to the Blackbaud, Inc. 2008 Equity Incentive Plan	8-K	6/26/2012	10.60
10.65	†	Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor and Kevin W. Mooney	10-K	2/27/2013	10.65
10.66		Lease Amendment and Remediation Agreement entered into as of March 22, 2013, by and between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC.	8-K	3/28/2013	10.66
10.70	†	Letter Agreement dated October 23, 2013 between Blackbaud, Inc. and Anthony W. Boor	8-K	10/25/2013	10.70
10.71	†	Offer Letter Agreement dated November 7, 2013 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/26/2014	10.71
10.72	†	Employment and Noncompetition Agreement dated November 8, 2013 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/26/2014	10.72
10.81	†	Amended and Restated Employment and Noncompetition Agreement dated December 9, 2015 between Blackbaud, Inc. and Michael P. Gianoni	10-K	2/24/2016	10.81
10.82	†	Offer Letter Agreement between Blackbaud, Inc. and Brian E. Boruff	10-Q	5/4/2016	10.82
10.83	†	Employee Agreement between Blackbaud, Inc. and Brian E. Boruff	10-Q	5/4/2016	10.83
10.84		Lease Agreement dated May 16, 2016 between Blackbaud, Inc. and HPBB1, LLC	10-Q	8/4/2016	10.84
10.85	†	Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan	DEF 14A	4/26/2016	Appendix C
10.86	†	Form of Retention Agreement dated April 19, 2016 between Blackbaud, Inc. and Brian E. Boruff	10-Q	11/10/2008	10.37
10.87		First Amendment to Lease Agreement, dated as of August 22, 2016, between HPBB1, LLC and Blackbaud, Inc.	10-Q	11/4/2016	10.87
10.88	†	Form of Employment Agreement between Blackbaud, Inc. and each of John J. Mistretta and Jon W. Olson	10-K	2/27/2013	10.65
10.89	†	Form of Retention Agreement between Blackbaud, Inc. and each of John. J. Mistretta and Jon W. Olson	10-Q	11/10/2008	10.37
10.90		Credit Agreement, dated as of June 2, 2017, by and among Blackbaud, Inc. and certain of its subsidiaries, as Borrowers, the lenders referred to therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, PNC Bank, National Association, as Syndication Agent, and Wells Fargo Bank, National Association and Regions Bank, as Co-Documentation Agents, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC, Wells Fargo Securities, LLC and Regions Capital Markets, a division of Regions Bank, as Joint Lead Arrangers and Joint Bookrunners.	8-K	6/5/2017	10.9

102	2018 Form 10-K

Blackbaud, Inc.

		Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.91	Pledge Agreement, dated as of June 2, 2017, by Blackbaud, Inc. in favor of Bank of America, N.A., as administrative agent, for the ratable benefit of itself and the secured parties referred to therein.	8-K	6/5/2017	10.91
10.92	Form of Retention Agreement dated as of August 1, 2017 between Blackbaud, Inc. and each of Anthony W. Boor, Kevin W. Mooney, Brian E. Boruff and Jon W. Olson.	10-Q	8/4/2017	10.92
10.93	Second Amendment to Lease Agreement, dated as of May 18, 2017, between HPBB1, LLC and Blackbaud, Inc.	10-K	2/20/2018	10.93
10.94	Third Amendment to Lease Agreement, dated as of December 11, 2017, between HPBB1, LLC and Blackbaud, Inc.	10-K	2/20/2018	10.94
10.95	Fourth Amendment to Lease Agreement, dated as of February 28, 2018, between HPBB1, LLC and Blackbaud, Inc.	10-Q	5/4/2018	10.95
21.1	Subsidiaries of Blackbaud, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

2018 Form 10-K	103

Blackbaud, Inc.

Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
101.INS	****	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				X
101.SCH	****	XBRL Taxonomy Extension Schema Document				X
101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

†	Indicates management contract or compensatory plan, contract or arrangement.
ITEM 16. Form 10-K Summary
Not applicable.

104	2018 Form 10-K

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackbaud, Inc.

Signed:	February 20, 2019	/S/ MICHAEL P. GIANONI
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/ MICHAEL P. GIANONI	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	February 20, 2019
Michael P. Gianoni

/S/ ANTHONY W. BOOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 20, 2019
Anthony W. Boor

/S/ ANDREW M. LEITCH	Chairman of the Board of Directors	Date:	February 20, 2019
Andrew M. Leitch

/S/ TIMOTHY CHOU	Director	Date:	February 20, 2019
Timothy Chou

/S/ GEORGE H. ELLIS	Director	Date:	February 20, 2019
George H. Ellis

/S/ THOMAS R. ERTEL	Director	Date:	February 20, 2019
Thomas R. Ertel

/S/ SARAH E. NASH	Director	Date:	February 20, 2019
Sarah E. Nash

/S/ JOYCE M. NELSON	Director	Date:	February 20, 2019
Joyce M. Nelson

/S/ PETER J. KIGHT	Director	Date:	February 20, 2019
Peter J. Kight

2018 Form 10-K	105