Form 10-Q
period 2019-03-31
BLACKBAUD INC
filed 2019-05-03
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO  ☑

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.001 Par Value	BLKB	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

The number of shares of the registrant’s Common Stock outstanding as of April 24, 2019 was 49,186,460.

First Quarter 2019 Form 10-Q	1

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
Important factors that could cause actual results to differ materially from our expectations expressed in forward-looking statements include, but are not limited to, those summarized under “Item 1A. Risk factors” and elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our other SEC filings. Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statement, whether as a result of new information, future events or otherwise.

2	First Quarter 2019 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Consolidated balance sheets (Unaudited)
(dollars in thousands)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$25,187	$30,866
Restricted cash due to customers	219,396	418,980
Accounts receivable, net of allowance of $5,128 and $4,722 at March 31, 2019 and December 31, 2018, respectively	90,727	86,595
Customer funds receivable	5,474	1,753
Prepaid expenses and other current assets	73,099	59,788
Total current assets	413,883	597,982
Property and equipment, net	38,757	40,031
Operating lease right-of-use assets	110,485	—
Software development costs, net	81,231	75,099
Goodwill	634,845	545,213
Intangible assets, net	355,751	291,617
Other assets	67,461	65,363
Total assets	$1,702,413	$1,615,305
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$32,640	$34,538
Accrued expenses and other current liabilities	54,983	46,893
Due to customers	224,870	420,733
Debt, current portion	7,500	7,500
Deferred revenue, current portion	281,082	295,991
Total current liabilities	601,075	805,655
Debt, net of current portion	576,068	379,624
Deferred tax liability	48,050	44,291
Deferred revenue, net of current portion	4,290	2,564
Operating lease liabilities, net of current portion	102,880	—
Other liabilities	4,302	9,388
Total liabilities	1,336,665	1,241,522
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 60,182,678 and 59,327,633 shares issued at March 31, 2019 and December 31, 2018, respectively	60	59
Additional paid-in capital	412,937	399,241
Treasury stock, at cost; 10,999,885 and 10,760,574 shares at March 31, 2019 and December 31, 2018, respectively	(285,284)	(266,884)
Accumulated other comprehensive loss	(1,452)	(5,110)
Retained earnings	239,487	246,477
Total stockholders’ equity	365,748	373,783
Total liabilities and stockholders’ equity	$1,702,413	$1,615,305

The accompanying notes are an integral part of these consolidated financial statements.

First Quarter 2019 Form 10-Q	3

Blackbaud, Inc. Consolidated statements of comprehensive income (Unaudited)
(dollars in thousands, except per share amounts)	Three months ended March 31,
	2019	2018
Revenue
Recurring	$198,094	$180,846
One-time services and other	17,736	23,338
Total revenue	215,830	204,184
Cost of revenue
Cost of recurring	84,711	69,079
Cost of one-time services and other	14,572	18,958
Total cost of revenue	99,283	88,037
Gross profit	116,547	116,147
Operating expenses
Sales, marketing and customer success	55,455	45,477
Research and development	28,461	25,958
General and administrative	27,117	25,051
Amortization	1,376	1,269
Restructuring	1,953	811
Total operating expenses	114,362	98,566
Income from operations	2,185	17,581
Interest expense	(5,323)	(3,517)
Other income, net	182	160
(Loss) income before provision for income taxes	(2,956)	14,224
Income tax benefit	(1,834)	(3,527)
Net (loss) income	$(1,122)	$17,751
(Loss) earnings per share
Basic	$(0.02)	$0.38
Diluted	$(0.02)	$0.37
Common shares and equivalents outstanding
Basic weighted average shares	47,516,912	47,019,603
Diluted weighted average shares	47,516,912	48,009,395
Other comprehensive income (loss)
Foreign currency translation adjustment	4,590	6,437
Unrealized (loss) gain on derivative instruments, net of tax	(932)	1,079
Total other comprehensive income	3,658	7,516
Comprehensive income	$2,536	$25,267

The accompanying notes are an integral part of these consolidated financial statements.

4	First Quarter 2019 Form 10-Q

Blackbaud, Inc. Consolidated statements of cash flows (Unaudited)
	Three months ended March 31,
(dollars in thousands)	2019	2018
Cash flows from operating activities
Net (loss) income	$(1,122)	$17,751
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	21,724	19,820
Provision for doubtful accounts and sales returns	2,032	1,774
Stock-based compensation expense	13,726	11,092
Deferred taxes	(1,155)	902
Amortization of deferred financing costs and discount	188	188
Other non-cash adjustments	1,820	(197)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(1,797)	5,088
Prepaid expenses and other assets	(12,107)	(10,052)
Trade accounts payable	(3,624)	(1,655)
Accrued expenses and other liabilities	(11,690)	(14,092)
Deferred revenue	(18,006)	(18,866)
Net cash (used in) provided by operating activities	(10,011)	11,753
Cash flows from investing activities
Purchase of property and equipment	(1,152)	(5,771)
Capitalized software development costs	(11,319)	(7,103)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(109,386)	(5,036)
Net cash used in investing activities	(121,857)	(17,910)
Cash flows from financing activities
Proceeds from issuance of debt	271,500	81,700
Payments on debt	(75,175)	(52,875)
Employee taxes paid for withheld shares upon equity award settlement	(18,400)	(22,511)
Proceeds from exercise of stock options	3	9
Change in due to customers	(242,885)	(434,640)
Change in customer funds receivable	(3,573)	(4,783)
Dividend payments to stockholders	(5,901)	(5,825)
Net cash used in financing activities	(74,431)	(438,925)
Effect of exchange rate on cash, cash equivalents, and restricted cash	1,036	713
Net decrease in cash, cash equivalents, and restricted cash	(205,263)	(444,369)
Cash, cash equivalents, and restricted cash, beginning of period	449,846	640,174
Cash, cash equivalents, and restricted cash, end of period	$244,583	$195,805
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$25,187	$30,866
Restricted cash due to customers	219,396	418,980
Total cash, cash equivalents and restricted cash in the statement of cash flows	$244,583	$449,846

The accompanying notes are an integral part of these consolidated financial statements.

First Quarter 2019 Form 10-Q	5

Blackbaud, Inc.
Consolidated statements of stockholders' equity
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive Income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2018	59,327,633	$59	$399,241	$(266,884)	$(5,110)	$246,477	$373,783
Net loss	—	—	—	—	—	(1,122)	(1,122)
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,901)	(5,901)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	234,453	—	3	—	—	—	3
Employee taxes paid for 239,311 withheld shares upon equity award settlement	—	—	—	(18,400)	—	—	(18,400)
Stock-based compensation	—	—	13,693	—	—	33	13,726
Restricted stock grants	663,906	1	—	—	—	—	1
Restricted stock cancellations	(43,314)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	3,658	—	3,658
Balance at March 31, 2019	60,182,678	$60	$412,937	$(285,284)	$(1,452)	$239,487	$365,748

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive Income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2017	58,551,761	$59	$351,042	$(239,199)	$(642)	$225,029	$336,289
Net income	—	—	—	—	—	17,751	17,751
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,825)	(5,825)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	279,422	—	9	—	—	—	9
Employee taxes paid for 234,454 withheld shares upon equity award settlement	—	—	—	(22,511)	—	—	(22,511)
Stock-based compensation	—	—	11,062	—	—	30	11,092
Restricted stock grants	437,878	—	—	—	—	—	—
Restricted stock cancellations	(35,218)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	7,516	—	7,516
Reclassification upon early adoption of ASU 2018-02					167	(167)	—
Balance at March 31, 2018	59,233,843	$59	$362,113	$(261,710)	$7,041	$236,818	$344,321

The accompanying notes are an integral part of these consolidated financial statements.

6	First Quarter 2019 Form 10-Q

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

2. Basis of Presentation
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statement of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, and other forms filed with the SEC from time to time.
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
Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to record most leases on their balance sheet but recognize expenses in the income statement in a manner similar to previous guidance. The way in which entities classify leases determines how to recognize lease-related revenue and expense.
We adopted ASU 2016-02 as of January 1, 2019 using the transition method that allowed us to initially apply the guidance at the adoption date of January 1, 2019 without adjusting comparative periods presented. We elected to use the package of practical expedients that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any existing leases. We did not elect

First Quarter 2019 Form 10-Q	7

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

to use the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. Additionally, we elected not to apply the recognition requirements of the new lease accounting standard to short-term leases. Adopting ASU 2016-02 had a material impact on our consolidated balance sheet as of January 1, 2019, as we recognized $121.6 million of lease liabilities and $113.4 million of right-of-use ("ROU") assets for those leases classified as operating leases.
Summary of significant accounting policies
Except for the accounting policy added for leases below as a result of adopting ASU 2016-02, there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019, that have had a material impact on our consolidated financial statement.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, accrued expense and other current liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheet as of March 31, 2019.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any initial direct costs and lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments related to our operating leases is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately. We do not recognize short-term leases (those that, at the commencement date, have a lease term of 12 months or less) on our consolidated balance sheets.

3. Business Combinations

YourCause acquisition
On January 2, 2019, we acquired all of the outstanding equity securities, including all voting equity interests, of YourCause Holdings, LLC, a Delaware limited liability company ("YourCause"), pursuant to a purchase agreement and plan of merger. The acquisition expands our footprint in corporate social responsibility and employee engagement and enhances our position as a leader in providing solutions to both nonprofit organizations and for-profit companies committed to addressing social issues. We acquired the equity securities for an aggregate purchase price of $157.7 million in cash, subject to certain adjustments set forth in the agreement and plan of merger. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility (as defined below). As a result of the acquisition, YourCause has become a wholly-owned subsidiary of ours. The operating results of YourCause have been included in our consolidated financial statements from the date of acquisition. During the three months ended March 31, 2019, we incurred insignificant acquisition-related expenses associated with the acquisition, which were recorded in general and administrative expense.

8	First Quarter 2019 Form 10-Q

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

(in thousands)	Purchase price allocation
Net working capital, excluding deferred revenue	$3,332
Other long-term assets	2,574
Identifiable intangible assets	74,690
Deferred tax liability	(4,615)
Deferred revenue	(4,300)
Other long-term liabilities	(1,650)
Goodwill	87,717
Total purchase price	$157,748

The estimated fair value of accounts receivable acquired approximates the contractual value of $4.1 million and $54.7 million of the goodwill arising in the acquisition is deductible for income tax purposes. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining the operations and assembled workforce of YourCause.
The YourCause acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired	Weighted average amortization period
YourCause	(in thousands)	(in years)
Acquired technology	$47,800	12
Customer relationships	25,900	15
Marketing assets	830	2
Non-compete agreements	160	0
Total intangible assets	$74,690	13

The estimated fair values of the intangible assets were based on variations of the income approach, which estimates fair value based upon the present value of cash flows that the assets are expected to generate, and which included the relief-from-royalty method, incremental cash flow method, including the comparative (with and without) method and multi-period excess earnings method, depending on the intangible asset being valued. The method of amortization of identifiable finite-lived intangible assets is based on the expected pattern in which the estimated economic benefits of the respective assets are consumed or otherwise used up. Customer relationships and acquired technology assets are being amortized on an accelerated basis. Marketing assets are being amortized on a straight-line basis. The non-compete agreements were fully amortized as of March 31, 2019, based on the insignificance of the acquired assets.
We determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, separate presentation of revenue and earnings since the acquisition date and pro forma information are not required nor included herein.

First Quarter 2019 Form 10-Q	9

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

4. Goodwill and Other Intangible Assets
The change in goodwill during the three months ended March 31, 2019, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2018	$545,213
Additions related to current year business combinations	87,717
Effect of foreign currency translation	1,915
Balance at March 31, 2019	$634,845

5. (Loss) Earnings Per Share

We compute basic earnings (loss) per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings (loss) per share reflect the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units. Diluted loss per share for the three months ended March 31, 2019 is the same as basic loss per share as there is a net loss in the period and inclusion of potentially dilutive securities is anti-dilutive.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2019	2018
Numerator:
Net (loss) income	$(1,122)	$17,751
Denominator:
Weighted average common shares	47,516,912	47,019,603
Add effect of dilutive securities:
Stock-based awards	—	989,792
Weighted average common shares assuming dilution	47,516,912	48,009,395
(Loss) earnings per share:
Basic	$(0.02)	$0.38
Diluted	$(0.02)	$0.37

Anti-dilutive shares excluded from calculations of diluted (loss) earnings per share	740,119	24

10	First Quarter 2019 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

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

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of March 31, 2019
Financial assets:
Derivative instruments	$—	$1,239	$—	$1,239
Total financial assets	$—	$1,239	$—	$1,239

Fair value as of March 31, 2019
Financial liabilities:
Derivative instruments	$—	$433	$—	$433
Total financial liabilities	$—	$433	$—	$433

Fair value as of December 31, 2018
Financial assets:
Derivative instruments	$—	$2,260	$—	$2,260
Total financial assets	$—	$2,260	$—	$2,260

Fair value as of December 31, 2018
Financial liabilities:
Derivative instruments	$—	$186	$—	$186
Total financial liabilities	$—	$186	$—	$186

Our derivative instruments within the scope of Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, are required to be recorded at fair value. Our derivative instruments that are recorded at fair value include interest rate swaps.
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy.
We believe the carrying amounts of our cash and cash equivalents, restricted cash due to customers, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at March 31, 2019 and December 31, 2018, due to the immediate or short-term maturity of these instruments.

First Quarter 2019 Form 10-Q	11

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

We believe the carrying amount of our debt approximates its fair value at March 31, 2019 and December 31, 2018, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the three months ended March 31, 2019. Additionally, we did not hold any Level 3 assets or liabilities during the three months ended March 31, 2019.
Non-recurring fair value measurements
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets, goodwill and operating lease ROU assets, which are recognized at fair value during the period in which an acquisition is completed or at lease commencement, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired and operating lease ROU assets, are based on Level 3 unobservable inputs. In the event of an impairment, we determine the fair value of the intangible assets other than goodwill using a discounted cash flow approach, which contains significant unobservable inputs and, therefore, is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate. For goodwill impairment testing, we estimate fair value using market-based methods including the use of market capitalization and consideration of a control premium.
During the three months ended March 31, 2019, we recorded $1.3 million in impairments of operating lease ROU assets associated with certain leased office spaces we ceased using as part of our facilities optimization restructuring. These impairments were recorded as restructuring expense on our consolidated statements of comprehensive income. See Note 15 to these consolidated financial statements for additional details regarding our facilities optimization restructuring.
There were no non-recurring fair value adjustments to intangible assets and goodwill during the three months ended March 31, 2019.

7. Consolidated Financial Statement Details
Prepaid expenses and other assets

(dollars in thousands)	March 31, 2019	December 31, 2018
Costs of obtaining contracts(1)(2)	$88,812	$85,590
Prepaid software maintenance and subscriptions	27,598	21,134
Unbilled accounts receivable	6,043	4,161
Taxes, prepaid and receivable	3,954	2,055
Derivative instruments	1,239	2,260
Security deposits	1,228	1,020
Other assets	11,686	8,931
Total prepaid expenses and other assets	140,560	125,151
Less: Long-term portion	67,461	65,363
Prepaid expenses and other current assets	$73,099	$59,788

(1)	Amortization expense from costs of obtaining contracts was $9.6 million for the three months ended March 31, 2019.

(2)	The current portion of costs of obtaining contracts as of March 31, 2019 and December 31, 2018 was $32.1 million and $31.7 million, respectively.

12	First Quarter 2019 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Accrued expenses and other liabilities

(dollars in thousands)	March 31, 2019	December 31, 2018
Operating lease liabilities, current portion	$16,755	$—
Accrued bonuses	8,586	14,868
Accrued commissions and salaries	8,546	9,934
Taxes payable	4,843	6,204
Customer credit balances	4,027	4,076
Unrecognized tax benefit	3,609	2,719
Accrued vacation costs	2,101	2,352
Accrued health care costs	1,841	1,497
Other liabilities	8,977	14,631
Total accrued expenses and other liabilities	59,285	56,281
Less: Long-term portion	4,302	9,388
Accrued expenses and other current liabilities	$54,983	$46,893

8. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Credit facility:
Revolving credit loans	$298,200	$100,000	3.90%	4.13%
Term loans	286,875	288,750	3.43%	3.44%
Total debt	585,075	388,750	3.67%	3.61%
Less: Unamortized discount and debt issuance costs	1,507	1,626
Less: Debt, current portion	7,500	7,500	3.75%	3.77%
Debt, net of current portion	$576,068	$379,624	3.67%	3.61%

In June 2017, we entered into a five-year $700.0 million senior credit facility (the "2017 Credit Facility"). As of March 31, 2019, the required annual maturities related to the 2017 Credit Facility were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2019 - remaining	$5,625
2020	7,500
2021	7,500
2022	564,450
2023	—
Thereafter	—
Total required maturities	$585,075

First Quarter 2019 Form 10-Q	13

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Financing for 2019 acquisition
On January 2, 2019, we acquired YourCause for $157.7 million in cash, subject to certain adjustments set forth in the agreement and plan of merger. We financed the acquisition with a revolving credit loan under the 2017 Credit Facility.

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
The fair values of our derivative instruments were as follows as of:

		Asset Derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	March 31, 2019	December 31, 2018	Balance sheet location	March 31, 2019	December 31, 2018
Derivative instruments designated as hedging instruments:
Interest rate swaps, long-term portion	Other assets	1,239	2,260	Other liabilities	433	186
Total derivative instruments designated as hedging instruments		$1,239	$2,260		$433	$186

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	March 31, 2019		Three months ended March 31, 2019
Interest rate swaps	$806	Interest expense	$229

	March 31, 2018		Three months ended March 31, 2018
Interest rate swaps	$2,748	Interest expense	$20

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive income as of March 31, 2019 that is expected to be reclassified into earnings within the next twelve months is $0.7 million. There were no ineffective portions of our interest rate swap derivatives during the three months ended March 31, 2019

14	First Quarter 2019 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

and 2018. See Note 13 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.

10. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. Our leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases for up to 5 years. We do not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants.
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
We continue to lease our former headquarters facility, now called our Customer Operations Center, in Charleston, South Carolina. The lease expires in October 2023 and has two five-year renewal options. We also have a lease for office space in Austin, Texas which expires in September 2023 and has two five-year renewal options.
For each of the leases discussed above, we have not included the renewal options in the lease terms for calculating the lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time.
As of March 31, 2019, we had additional operating leases, primarily for office space, that have not yet commenced with future rent payments of $9.3 million. These operating leases will commence during fiscal year 2019 with lease terms of two to four years.
The components of lease expense for the three months ended March 31, 2019, were as follows:

Three months ended March 31,
(dollars in thousands)	2019
Operating lease cost(1)	$6,001
Variable lease cost(2)	991
Sublease income	(705)
Net lease cost	$6,287

(1)	Includes short-term lease costs, which are immaterial.

(2)
Includes costs for operating lease ROU assets that vary due to changes in facts or circumstances occurring after the commencement date, other than the passage of time. For example, the base rent of our Customer Operations Center (discussed above) escalates annually at a rate equal to the change in the consumer price index, as defined in the agreement, but not to exceed 5.5% in any year. Accordingly, variable lease costs for this lease are determined as the difference between the actual rent payment for a period and the rent payment expected for that period as of our adoption of ASU 2016-02 on January 1, 2019.

During the three months ended March 31, 2019, we recorded $1.3 million in impairments of operating lease ROU assets associated with certain leased office spaces we ceased using as part of our facilities optimization restructuring. These impairments were recorded as restructuring expense on our consolidated statements of comprehensive income. See Note 15 to these consolidated financial statements for additional details regarding our facilities optimization restructuring.
Total rent expense as determined under ASC 840 for the three months ended March 31, 2018 was $4.5 million.

First Quarter 2019 Form 10-Q	15

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Maturities of our operating lease liabilities as of March 31, 2019 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases(1)
2019 – remaining	$17,590
2020	21,616
2021	18,155
2022	16,405
2023	14,613
Thereafter	81,958
Total lease payments	170,337
Less: Amount representing interest	50,702
Present value of future payments	$119,635

(1)	Our maturities of our operating lease liabilities do not include payments related to Phase Two of our New Headquarters Facility, as that option had not been exercised as of March 31, 2019.
As determined under ASC 840, the future minimum lease payments related to lease agreements with a remaining noncancelable term in excess of one year, net of related sublease commitments and lease incentives, as of December 31, 2018 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases
2019	$20,808
2020	20,274
2021	16,924
2022	14,391
2023	12,923
Thereafter	81,755
Total minimum lease payments	$167,075

Our ROU assets and lease liabilities are included in the following line items in our consolidated balance sheet:

(dollars in thousands)	March 31, 2019
Operating leases
Operating lease right-of-use assets	$110,485

Accrued expenses and other current liabilities	$16,755
Operating lease liabilities, net of current portion	102,880
Total operating lease liabilities	$119,635

As of March 31, 2019, the weighted average remaining lease terms and discount rates were as follows:

(dollars in thousands)	March 31, 2019
Operating leases
Weighted average remaining lease term (years)	13.0
Weighted average discount rate	5.96%

16	First Quarter 2019 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Supplemental cash flow information related to leases during the three months ended March 31, 2019, was as follows:

Three months ended March 31,
(dollars in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,914
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	108,330

Other commitments
The term loans under the 2017 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2019, the remaining aggregate minimum purchase commitment under these arrangements was approximately $111.4 million through 2023.
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
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business. We make a provision for a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, we have determined as of March 31, 2019, that no provision for liability nor disclosure is required related to any claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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

First Quarter 2019 Form 10-Q	17

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

11. Income Taxes
Our income tax benefit and effective income tax rates, including the effects of period-specific events, were:

	Three months ended March 31,
(dollars in thousands)	2019	2018
Income tax benefit	$(1,834)	$(3,527)
Effective income tax rate	62.0%	(24.8)%

We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjusting for discrete tax items in the period. Our effective income tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. The increase in our effective income tax rate during the three months ended March 31, 2019, when compared to the same period in 2018, was partially attributable to the impact of discrete tax benefits on a pre-tax loss for the quarter as compared to pre-tax income for the same period in 2018.
The increase in our effective income tax rate during the three months ended March 31, 2019, when compared to the same period in 2018, was also due to a decrease in the discrete benefit to income tax expense relating to stock-based compensation. The impact was attributable to a decrease in the market price for shares of our common stock, when compared to the same period in 2018, as reported by the Nasdaq Stock Market LLC ("Nasdaq"). Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter.

12. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended March 31,
(dollars in thousands)	2019	2018
Included in cost of revenue:
Cost of recurring	$512	$452
Cost of one-time services and other	462	643
Total included in cost of revenue	974	1,095
Included in operating expenses:
Sales, marketing and customer success	2,911	1,825
Research and development	2,674	2,136
General and administrative	7,167	6,036
Total included in operating expenses	12,752	9,997
Total stock-based compensation expense	$13,726	$11,092

18	First Quarter 2019 Form 10-Q

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
In February 2019, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the three months ended March 31, 2019.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 6, 2019	$0.12	February 27	March 15
On April 30, 2019, our Board of Directors declared a second quarter dividend of $0.12 per share payable on June 14, 2019 to stockholders of record on May 28, 2019.
Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended March 31,
(dollars in thousands)	2019	2018
Accumulated other comprehensive loss, beginning of period	$(5,110)	$(642)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income balance, beginning of period	$1,498	$748
Other comprehensive (loss) income before reclassifications, net of tax effects of $276 and $(392)	(763)	1,094
Amounts reclassified from accumulated other comprehensive loss to interest expense	(229)	(20)
Tax benefit included in provision for income taxes	60	5
Total amounts reclassified from accumulated other comprehensive loss	(169)	(15)
Net current-period other comprehensive (loss) income	(932)	1,079
Reclassification upon early adoption of ASU 2018-02	—	167
Accumulated other comprehensive income balance, end of period	$566	$1,994
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(6,608)	$(1,390)
Translation adjustments	4,590	6,437
Accumulated other comprehensive (loss) income balance, end of period	(2,018)	5,047
Accumulated other comprehensive (loss) income, end of period	$(1,452)	$7,041

First Quarter 2019 Form 10-Q	19

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

14. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of March 31, 2019, approximately $739 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (payment services and usage).
Contract balances
Our contract assets as of March 31, 2019 and December 31, 2018 were insignificant. Our opening and closing balances of deferred revenue were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Total deferred revenue	285,372	298,555

The modest decrease in deferred revenue during the three months ended March 31, 2019 was primarily due to less customer contract renewals in our first quarter due to the timing of customer budget cycles. Historically, we have an increase in customer contract renewals near the beginning of our third quarter resulting in lower deferred revenue at the end of our first quarter. The amount of revenue recognized during the three months ended March 31, 2019 that was included in the deferred revenue balance at the beginning of the period was approximately $131 million. The amount of revenue recognized during the three months ended March 31, 2019 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud-based solutions and related services in two primary geographical markets: to customers in the United States, and to customers located outside of the United States. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended March 31,
(dollars in thousands)	2019	2018
United States	$188,126	$175,923
Other countries	27,704	28,261
Total revenue	$215,830	$204,184

The General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG") comprise our go-to-market organizations. The following is a description of each market group:

•	The GMG focuses on sales primarily to all K-12 private schools, faith-based and arts and cultural organizations, as well as emerging and mid-sized prospects in the U.S.;

•	The EMG focuses on sales primarily to all healthcare and higher education institutions, corporations and foundations, as well as large and/or strategic prospects in the U.S.; and

•	The IMG focuses on sales primarily to all prospects and customers outside of the U.S.

20	First Quarter 2019 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The following table presents our revenue by market group:

	Three months ended March 31,
(dollars in thousands)	2019	2018(1)
GMG	$92,515	$88,268
EMG	95,165	86,851
IMG	28,122	28,999
Other	28	66
Total revenue	$215,830	$204,184

(1)
Beginning in the first quarter of 2019, all of our Canadian operations are included in IMG. We have recast our revenue by market group for the three months ended March 31, 2018, to present them on a consistent basis with the current year.

15. Restructuring
During 2017, in an effort to further our organizational objectives, including improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers and prospects. Restructuring costs incurred prior to our adoption of ASU 2016-02 on January 1, 2019 consisted primarily of costs to terminate lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as insignificant costs to relocate affected employees and write-off facilities-related fixed assets that we would no longer use.
Upon adoption of ASU 2016-02 at January 1, 2019, we reduced our operating lease ROU assets recognized at transition by the carrying amounts of the restructuring liabilities for certain leased office spaces that we ceased using prior to December 31, 2018. See additional details below.
Restructuring costs incurred during the three months ended March 31, 2019 consisted primarily of operating lease ROU asset impairment costs and, to a lesser extent, write-offs of facilities-related fixed assets that we will no longer use.
We currently expect to incur before-tax restructuring costs associated with these activities of between $8.5 million and $9.5 million, of which $7.3 million has been incurred as of March 31, 2019, with substantially all of the remaining costs expected to be incurred by the end of 2019.
The following table summarizes our facilities optimization restructuring costs as of March 31, 2019:

	Cumulative costs incurred as of	Costs incurred during the three months ended(1)	Cumulative costs incurred as of
(in thousands)	December 31, 2018	March 31, 2019
By component:
Contract termination costs	$4,176	$1,392	$5,568
Other costs	1,208	561	1,769
Total	$5,384	$1,953	$7,337

(1)	Includes $1.3 million of operating lease ROU asset impairment costs.

First Quarter 2019 Form 10-Q	21

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The change in our liability related to our facilities optimization restructuring during the three months ended March 31, 2019, consisted of the following:

	Accrued at	Increases for incurred costs(1)	Written off upon adoption of ASU 2016-02(2)	Costs paid	Accrued at
(in thousands)	December 31, 2018				March 31, 2019
By component:
Contract termination costs	$1,865	$1,392	$(1,656)	$(1,536)	$65
Other costs	50	561	—	(611)	—
Total	$1,915	$1,953	$(1,656)	$(2,147)	$65

(1)	Includes $1.3 million of operating lease ROU asset impairment costs.

(2)
Upon adoption of ASU 2016-02 at January 1, 2019, we reduced our operating lease ROU assets recognized at transition by the carrying amounts of the restructuring liabilities for certain leased office spaces that we ceased using prior to December 31, 2018.

22	First Quarter 2019 Form 10-Q

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
During the first quarter of 2019, we continued to execute on our four-point growth strategy targeted to drive solution and service innovation, quality enhancement, increasing operating efficiency and financial performance:
Four-Point Growth Strategy

1.	Deliver Integrated and Open Solutions in the Cloud
During the first quarter of 2019, we announced the U.S. launch of Blackbaud Peer-to-Peer Fundraising, powered by JustGiving. This new solution enables all social good organizations to empower supporters to fundraise on their behalf. The launch elevates our peer-to-peer portfolio by providing our best-in-class cloud solution at no subscription cost.
We also introduced Blackbaud Purchase Cards integrated with Expense Management in Financial Edge NXT providing social good organizations with an efficient and convenient alternative to traditional procurement methods and paper-based payables processes such as checks, purchase orders, and invoices. The result for our customers is decentralized daily purchasing while implementing and monitoring the right controls in a scalable way, enabling them to realize benefits such as reductions in procurement cycle time, increased savings through supplier discounts, and working capital and cash flow improvements.
We continue to progress in our early adopter program for our new Cloud Solution for Faith Communities with our first wave of early adopter customers now live on our Church Management Solution using it to run their day-to-day operations in close collaboration with our product teams.
The market response to our expanded Education Management portfolio for Higher Education has been positive, with Blackbaud SKY enabling us to extend our proven K-12 Private School solutions up-market. Our Education Management portfolio consists of Student Information, Learning Management, Tuition Management as well as Financial Edge NXT and Raiser's Edge NXT.
We continue to build on our partnership with Microsoft to jointly-develop, co-market and co-sell innovative software technology that will advance the industry. Our first jointly-developed solution, Nonprofit Resource Management, is currently in development, and we are working in close collaboration with early adopters.

First Quarter 2019 Form 10-Q	23

Blackbaud, Inc.

2.	Drive Sales Effectiveness
Selling modern, integrated cloud-solutions that are purpose-built for our customers' needs is a key competitive differentiator for our sales teams. We spent much of 2018 working to simplify our program and refine our methodology and approach in a uniform way to better enable our salespeople with process and practice. In the second half of 2018, we ramped our direct sales hiring more significantly than in the past and those new hires are progressing well towards targeted productivity. We expect to continue making investments during the remainder of 2019 and beyond. During the first quarter of 2019, we implemented a common sales leadership framework across the Company, providing our sales managers with best practice tools and training necessary to be successful. With the sales structure transformation now largely done, the focus going forward will be adding additional sales headcount and improving productivity.

3.	Expand TAM into Near Adjacencies through Acquisitions and Product Investments
We are continuing to expand our total addressable market ("TAM") into new and near adjacencies with acquisitions and product investments. In January 2019, we added another half-billion dollars in TAM when we completed our acquisition of YourCause, an industry leader in enterprise corporate social responsibility and employee engagement technology. Adding YourCause’s capabilities in workplace giving and volunteering to Blackbaud’s cloud software platform, data intelligence, services and expertise in philanthropy and engagement is expected to drive effectiveness for companies and the broader social good community. Our TAM now stands at over $10 billion, and we remain active in the evaluation of opportunities to further expand our addressable market through acquisitions and internal product development.

4.	Improve Operating Efficiency
We are focused on operational efficiency to strengthen the business and position us for long-term success. We continue to execute a comprehensive workplace and workforce strategy, driving towards a more scalable operating model that creates efficiency and consistency in how we execute through infrastructure investments, productivity initiatives, and organizational re-alignments. We have continued executing against our workplace strategy, working to replace and upgrade some of our existing offices and expand our footprint into new locations for customer facing roles. This has been a multi-year program for us, and we expect to be largely complete by the end of 2019.

Total revenue
	Three months ended March 31,
(dollars in millions)	2019	2018	Change
Total revenue	$215.8	$204.2	5.7%
The increase in total revenue during the three months ended March 31, 2019, when compared to the same period in 2018, was primarily driven by growth in recurring revenue as we continue to see positive demand from customers across our portfolio of cloud-based solutions. The acquisitions of Reeher and YourCause, which occurred after March 31, 2018, also contributed to the increases in recurring and total revenue. As expected, one-time services and other revenue declined $5.6 million during the three months ended March 31, 2019 due to our continued shift in focus towards selling cloud-based subscription solutions. In general, our cloud-based solutions include integrated analytics, training and payments services, and require less implementation services and little to no customization services. We are also selling more subscription-based contracts for professional services and services embedded in our renewable cloud-based solution contracts. As a result, we continue to expect one-time services and other revenue to decline.

24	First Quarter 2019 Form 10-Q

Blackbaud, Inc.

Income from operations
	Three months ended March 31,
(dollars in millions)	2019	2018	Change
Income from operations	$2.2	$17.6	(87.6)%
Income from operations decreased during the three months ended March 31, 2019, when compared to the same period in 2018. The positive impact of growth in total revenue driven by recurring subscriptions was offset primarily by investments we are making in our sales organization and innovation, which we expect to continue in 2019 and beyond. Increases in stock-based compensation of $2.6 million, employee severance of $2.5 million, rent expense of $1.6 million, restructuring costs of $1.1 million and amortization of intangible assets from business combinations of $1.1 million also negatively impacted income from operations during the three months ended March 31, 2019. The increase in stock-based compensation expense was primarily driven by an increase in the grant date fair value of our annual equity awards granted to employees during the first quarter of 2019, when compared to the grant date fair value of the awards granted during the same period in 2018. The increase in rent expense was primarily associated with the lease for our New Headquarters Facility in Charleston, South Carolina, which commenced in April 2018.
Customer retention
Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud-based subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud-based solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides a better representation of our customers' overall behavior. For the twelve months ended March 31, 2019, approximately 92% of our customers with recurring revenue contracts were retained. This customer retention rate is unchanged from our rate for the full year ended December 31, 2018 and modestly lower than our historical customer retention rates driven by our efforts to rationalize our portfolio of solutions and migrate customers from legacy solutions towards our next generation cloud-based solutions. We are investing in innovation and our customer success program, which we believe will increase customer retention over the long-term.
Balance sheet and cash flow
At March 31, 2019, our cash and cash equivalents were $25.2 million and the carrying amount of our debt under the 2017 Credit Facility was $583.6 million. Our net leverage ratio was 2.98 to 1.00.
During the three months ended March 31, 2019, we used $10.0 million in cash for operations, had a net increase in our borrowings of $196.3 million, which was primarily used to finance the acquisition of YourCause, returned $5.9 million to stockholders by way of dividends and had aggregate cash outlays of $12.5 million for purchases of property and equipment and capitalized software development costs.
Adoption of new lease accounting standard
On January 1, 2019, we adopted ASU 2016-02, using the transition method that allowed us to initially apply the guidance at the adoption date of January 1, 2019 without adjusting comparative periods presented. Adopting ASU 2016-02 had a material impact on our consolidated balance sheet as as we recognized lease liabilities and ROU assets for those leases classified as operating leases. The impacts of adoption are reflected in the financial information herein. For additional information regarding the impact of our adoption of ASU 2016-02, see See Notes 2 and 10 of our consolidated financial statements in this report.

First Quarter 2019 Form 10-Q	25

Blackbaud, Inc.

Results of Operations
Comparison of the three months ended March 31, 2019 and 2018
We have included the results of operations of YourCause in our consolidated results of operations from the date of acquisition. We determined that the YourCause acquisition was not a material business combination; therefore, separate presentation of revenue and earnings since the acquisition date are not required nor included herein.
Operating results

Recurring
	Three months ended March 31,
(dollars in millions)	2019	2018	Change
Recurring revenue	$198.1	$180.8	9.5%
Cost of recurring	84.7	69.1	22.6%
Recurring gross profit(1)	$113.4	$111.8	1.4%
Recurring gross margin	57.2%	61.8%

(1)	The individual amounts for each year may not sum to recurring gross profit due to rounding.
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
The increase in recurring revenue during the three months ended March 31, 2019, when compared to the same period in 2018, was primarily due to positive demand across our portfolio of cloud-based solutions as revenue from subscriptions increased $21.8 million. The inclusion of Reeher and YourCause contributed to the increase in recurring revenue as both acquisitions were completed after March 31, 2018. We also saw increases in revenue from subscription-based professional services as well as services embedded in our renewable cloud-based solution contracts. These favorable impacts from subscriptions were partially offset by a decrease in maintenance revenue of $4.5 million during the three months ended March 31, 2019, when compared to the same period in 2018. The decrease in maintenance revenue was primarily related to our efforts to migrate customers from legacy on-premises solutions onto our solutions powered by Blackbaud SKY, our modern cloud platform.
The increase in cost of recurring revenue during the three months ended March 31, 2019, when compared to the same period in 2018, was primarily due to increases in transaction-based costs of $4.3 million, related to payment services integrated in our cloud-based solutions, allocations of depreciation, facilities and IT support costs of $2.5 million, compensation costs of $2.4 million, data center costs of $2.0 million and amortization of software development costs of $1.0 million. The growth in compensation costs was primarily attributable to an increasing portion of our resources now providing subscription-based professional services as opposed to one-time. The inclusion of Reeher and YourCause also contributed to the increase in cost of recurring revenue during the three months ended March 31, 2019 when compared

26	First Quarter 2019 Form 10-Q

Blackbaud, Inc.

to the same period in 2018. The increase in amortization of software development costs was primarily due to investments made on innovation, quality and the integration of our cloud-based solutions.
The decrease in recurring gross margin for the three months ended March 31, 2019, when compared to the same period in 2018, was primarily the result of incremental costs associated with our continued shift toward cloud-based solutions, including compensation costs, hosting and data center costs, and amortization of software development costs, as well as a one-time third-party refund related to our integrated payment services during the three months ended March 31, 2018 that did not recur in 2019.

One-time services and other
	Three months ended March 31,
(dollars in millions)	2019	2018	Change
One-time services and other revenue	$17.7	$23.3	(24.0)%
Cost of one-time services and other	14.6	19.0	(23.1)%
One-time services and other gross profit(1)	$3.2	$4.4	(27.8)%
One-time services and other gross margin	17.8%	18.8%

(1)	The individual amounts for each year may not sum to one-time services and other gross profit due to rounding.
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
One-time services and other revenue decreased during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to decreases in one-time consulting revenue of $3.8 million and analytics revenue of $1.0 million. We expect that the shift in our go-to-market strategy towards cloud-based subscription offerings, which generally include integrated analytics and require less implementation and customization services, will continue to negatively impact one-time services and other revenue. We also continue to sell more subscription-based contracts for professional services and services embedded in our renewable cloud-based solution contracts, both of which are recorded as recurring revenue.
Cost of one-time services and other decreased during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to a decrease in compensation costs of $3.0 million, which is in line with the ongoing shift in our go-to-market strategy as discussed above as an increasing portion of our resources are now providing subscription-based professional services as opposed to one-time.
One-time services and other gross margin decreased during the three months ended March 31, 2019, when compared to the same period in 2018, as the declines in one-time consulting revenue and higher margin analytics revenue associated with the shift in our go-to-market strategy outpaced the reductions in costs of one-time services and other discussed above. This is a trend we expect to continue in the near term as we complete the transition of our solution portfolio to a cloud-based subscription delivery model.

First Quarter 2019 Form 10-Q	27

Blackbaud, Inc.

Operating expenses

Sales, marketing and customer success
	Three months ended March 31,
(dollars in millions)	2019	2018	Change
Sales, marketing and customer success expense	$55.5	$45.5	21.9%
% of total revenue	25.7%	22.3%
Sales, marketing, and customer success expense includes compensation costs, variable-sales commissions, travel-related expenses, advertising and marketing materials, public relations costs, variable reseller commissions and allocated depreciation, facilities and IT support costs.
We continue to make investments to drive sales effectiveness, which is a component of our four-point growth strategy. The increase in sales, marketing and customer success expense in dollars and as a percentage of total revenue during the three months ended March 31, 2019, when compared to the same period in 2018, was primarily due to increases in compensation costs of $6.5 million and commissions expense of $1.3 million. Compensation costs increased as a result of our efforts during the second half of 2018 to increase our direct sales force and we expect to continue making investments during the remainder of 2019 and beyond. These incremental investments are intended to address the large market opportunity that we see for ourselves and fuel future revenue growth. In addition, compensation costs increased due to incremental headcount associated with the inclusion of Reeher and YourCause. The increase in commission expense was primarily driven by an increase in commissionable sales.

Research and development
	Three months ended March 31,
(dollars in millions)	2019(1)	2018(1)	Change
Research and development expense	$28.5	$26.0	9.6%
% of total revenue	13.2%	12.7%

(1)
Not included in research and development expense for the three months ended March 31, 2019 and 2018 were $11.1 million and $6.9 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those related to development of our next generation cloud-based solutions. Qualifying capitalized software development costs associated with our cloud-based solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years.

Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.
We continue to make investments to deliver integrated and open solutions in the cloud, which is a component of our four-point growth strategy. The increase in research and development expense in dollars and as a percentage of total revenue during the three months ended March 31, 2019, when compared to the same period in 2018, was primarily due to increases in compensation costs of $3.3 million and third-party contractor expenses of $1.1 million. The increases in compensation costs were primarily associated with the inclusion of Reeher's and YourCause's engineering resources. The incremental third-party contractor expenses were intended to help drive our solution development efforts, including our new Cloud Solutions for Faith Communities and Higher Education and the Integrated Cloud Initiative for Nonprofits. The increase in research and development expense dollars was partially offset by an increase in the amount of software development costs that were required to be capitalized under the internal-use software guidance. We expect that the amount of software development costs capitalized will continue to increase modestly in the near-term as we make investments in innovation, quality and the integration of our solutions, which we believe will drive long-term revenue growth.

28	First Quarter 2019 Form 10-Q

Blackbaud, Inc.

General and administrative
	Three months ended March 31,
(dollars in millions)	2019	2018	Change
General and administrative expense	$27.1	$25.1	8.2%
% of total revenue	12.6%	12.3%
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
The increase in general and administrative expense in dollars and as a percentage of total revenue during the three months ended March 31, 2019, when compared to the same period in 2018, was primarily due to increases in rent expense of $1.5 million, associated with the lease for our New Headquarters Facility in Charleston, South Carolina, which commenced in April 2018, and compensation costs of $0.8 million. The increase in compensation costs was primarily related to stock-based compensation and our acquisition of YourCause.
Restructuring
During 2017, in an effort to further our organizational objectives including, improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers and prospects. Restructuring costs incurred prior to our adoption of ASU 2016-02 on January 1, 2019 consisted primarily of costs to terminate lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as insignificant costs to relocate affected employees and write-off facilities-related fixed assets that we would no longer use.
Upon adoption of ASU 2016-02 at January 1, 2019, we reduced our operating lease ROU assets recognized at transition by the carrying amounts of the restructuring liabilities for certain leased office spaces that we ceased using prior to December 31, 2018. See additional details below.
Restructuring costs incurred during the three months ended March 31, 2019 consisted primarily of operating lease ROU asset impairment costs and, to a lesser extent, write-offs of facilities-related fixed assets that we will no longer use.

We currently expect to incur before-tax restructuring costs associated with these activities of between $8.5 million and $9.5 million, of which $7.3 million has been incurred as of March 31, 2019, with substantially all of the remaining costs expected to be incurred by the end of 2019. These restructuring activities are currently expected to result in improved operating efficiencies and future annual before-tax savings of between $5.0 million and $6.0 million beginning in 2020.

The following table summarizes our facilities optimization restructuring costs as of March 31, 2019:

	Cumulative costs incurred as of	Costs incurred during the three months ended(1)	Cumulative costs incurred as of
(in thousands)	December 31, 2018	March 31, 2019
By component:
Contract termination costs	$4,176	$1,392	$5,568
Other costs	1,208	561	1,769
Total	$5,384	$1,953	$7,337

(1)	Includes $1.3 million of operating lease ROU asset impairment costs.

First Quarter 2019 Form 10-Q	29

Blackbaud, Inc.

The change in our liability related to our facilities optimization restructuring during the three months ended March 31, 2019, consisted of the following:

	Accrued at	Increases for incurred costs(1)	Written off upon adoption of ASU 2016-02(2)	Costs paid	Accrued at
(in thousands)	December 31, 2018				March 31, 2019
By component:
Contract termination costs	$1,865	$1,392	$(1,656)	$(1,536)	$65
Other costs	50	561	—	(611)	—
Total	$1,915	$1,953	$(1,656)	$(2,147)	$65

(1)	Includes $1.3 million of operating lease ROU asset impairment costs.

(2)
Upon adoption of ASU 2016-02 at January 1, 2019, we reduced our operating lease ROU assets recognized at transition by the carrying amounts of the restructuring liabilities for certain leased office spaces that we ceased using prior to December 31, 2018.

Interest expense
	Three months ended March 31,
(dollars in millions)	2019	2018	Change
Interest expense	$5.3	$3.5	51.4%
% of total revenue	2.5%	1.7%
Interest expense increased during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to increases in our average daily borrowings related to our acquisitions of Reeher in April 2018 and YourCause in January 2019. Also contributing to the increases in interest expense during the three months ended March 31, 2019 were modest increases in our weighted average effective interest rates.
Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	March 31, 2019	Change	December 31, 2018
Recurring	Over the period billed in advance, generally one year	$272.7	(5.0)%	$287.0
One-time services and other	As services are delivered	12.7	9.2%	11.6
Total deferred revenue(1)		285.4	(4.4)%	298.6
Less: Long-term portion		4.3	67.3%	2.6
Current portion(1)		$281.1	(5.0)%	$296.0

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
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
Deferred revenue from recurring revenue contracts decreased modestly during the three months ended March 31, 2019, primarily due to less customer contract renewals due to the timing of customer budget cycles. Historically, we have an increase in customer contract renewals near the beginning of our third quarter resulting in lower deferred revenue at the end of our first quarter. Deferred revenue from one-time services and other increased during the three months ended March 31, 2019, primarily due to a modest increase in onsite training sales.
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

30	First Quarter 2019 Form 10-Q

Blackbaud, Inc.

not written down to fair value. Further explanation of this impact is included below under the caption "Non-GAAP financial measures".

Income tax benefit
	Three months ended March 31,
(dollars in millions)	2019	2018	Change
Income tax benefit	$(1.8)	$(3.5)	(48.0)%
Effective income tax rate	62.0%	(24.8)%
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjusting for discrete tax items in the period. Our effective income tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. The increase in our effective income tax rate during the three months ended March 31, 2019, when compared to the same period in 2018, was partially attributable to the impact of discrete tax benefits on a pre-tax loss for the quarter as compared to pre-tax income for the same period in 2018.
The increase in our effective income tax rate during the three months ended March 31, 2019, when compared to the same period in 2018, was also due to a decrease in the discrete benefit to income tax expense relating to stock-based compensation. The impact was attributable to a decrease in the market price for shares of our common stock, when compared to the same period in 2018, as reported by Nasdaq. Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter.

First Quarter 2019 Form 10-Q	31

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

	Three months ended March 31,
(dollars in millions)	2019	2018	Change
GAAP Revenue	$215.8	$204.2	5.7%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.7	0.3	105.7%
Non-GAAP revenue(1)	$216.5	$204.5	5.9%

GAAP gross profit	$116.5	$116.1	0.3%
GAAP gross margin	54.0%	56.9%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.7	0.3	105.7%
Add: Stock-based compensation expense	1.0	1.1	(11.1)%
Add: Amortization of intangibles from business combinations	11.4	10.4	9.9%
Add: Employee severance	1.1	0.6	94.6%
Subtotal(1)	14.2	12.4	14.7%
Non-GAAP gross profit(1)	$130.8	$128.6	1.7%
Non-GAAP gross margin	60.4%	62.9%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

32	First Quarter 2019 Form 10-Q

Blackbaud, Inc.

	Three months ended March 31,
(dollars in millions, except per share amounts)	2019	2018	Change
GAAP income from operations	$2.2	$17.6	(87.6)%
GAAP operating margin	1.0%	8.6%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.7	0.3	105.7%
Add: Stock-based compensation expense	13.7	11.1	23.7%
Add: Amortization of intangibles from business combinations	12.8	11.7	9.8%
Add: Employee severance	3.4	0.9	267.5%
Add: Acquisition-related integration costs	0.7	0.4	65.8%
Add: Acquisition-related expenses	0.4	0.4	12.9%
Add: Restructuring costs	2.0	0.8	140.8%
Subtotal(1)	33.8	25.7	31.6%
Non-GAAP income from operations(1)	$36.0	$43.2	(16.9)%
Non-GAAP operating margin	16.6%	21.1%

GAAP (loss) income before provision for income taxes	$(3.0)	$14.2	(120.8)%
GAAP net (loss) income	$(1.1)	$17.8	(106.3)%
Shares used in computing GAAP diluted (loss) earnings per share	47,516,912	48,009,395	(1.0)%
GAAP diluted (loss) earnings per share	$(0.02)	$0.37	(105.4)%
Non-GAAP adjustments:
Less: GAAP income tax benefit	(1.8)	(3.5)	(48.0)%
Add: Total non-GAAP adjustments affecting income from operations	33.8	25.7	31.6%
Non-GAAP income before provision for income taxes	30.8	39.9	(22.7)%
Assumed non-GAAP income tax provision(2)	6.2	8.0	(22.8)%
Non-GAAP net income(1)	$24.7	$31.9	(22.7)%

Shares used in computing non-GAAP diluted earnings per share	48,051,289	48,009,395	0.1%
Non-GAAP diluted earnings per share	$0.51	$0.66	(22.7)%

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.

(2)
We apply a non-GAAP effective tax rate of 20.0% in our determination of non-GAAP net income, which represents the GAAP effective tax rate, excluding the discrete tax effect of stock-based compensation.

Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.

	Three months ended March 31,
(dollars in millions)	2019	Change	2018
GAAP net cash provided by operating activities	$(10.0)	(185.2)%	$11.8
Less: purchase of property and equipment	(1.2)	(80.0)%	(5.8)
Less: capitalized software development costs	(11.3)	59.4%	(7.1)
Non-GAAP free cash flow	(22.5)	1,905.5%	(1.1)

First Quarter 2019 Form 10-Q	33

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

(dollars in millions)	Three months ended March 31,
	2019	2018
GAAP revenue	$215.8	$204.2
GAAP revenue growth	5.7%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(4.4)	2.7
Non-GAAP organic revenue	$211.4	$206.9
Non-GAAP organic revenue growth	2.2%

Non-GAAP organic revenue (2)	$211.4	$206.9
Foreign currency impact on Non-GAAP organic revenue (3)	1.8	—
Non-GAAP organic revenue on constant currency basis (3)	$213.2	$206.9
Non-GAAP organic revenue growth on constant currency basis	3.1%

GAAP recurring revenue	198.1	180.8
GAAP recurring revenue growth	9.5%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(4.2)	2.6
Non-GAAP organic recurring revenue	$193.9	$183.4
Non-GAAP organic recurring revenue growth	5.7%

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

34	First Quarter 2019 Form 10-Q

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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	March 31, 2019	Change	December 31, 2018
Cash and cash equivalents	$25.2	(18.4)%	$30.9
Property and equipment, net	38.8	(3.2)%	40.0
Software development costs, net	81.2	8.2%	75.1
Total carrying value of debt	583.6	50.7%	387.1
Working capital	(187.2)	9.9%	(207.7)
The following table presents selected financial information about our cash flows:

	Three months ended March 31,
(dollars in millions)	2019	Change	2018
Net cash (used in) provided by operating activities	$(10.0)	(185.2)%	$11.8
Net cash used in investing activities	(121.9)	580.4%	(17.9)
Net cash used in financing activities	(74.4)	(83.0)%	(438.9)
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

First Quarter 2019 Form 10-Q	35

Blackbaud, Inc.

At March 31, 2019, our total cash and cash equivalents balance included approximately $13.4 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities decreased by $21.8 million during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to a $14.1 million decrease in net income adjusted for non-cash expenses, and a decrease in cash flow from operations associated with working capital. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital decreased $7.6 million during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to an increase in the collection of customer account balances in 2018. Fluctuations in the timing of vendor payments also contributed to the decrease in cash flow from operations associated with working capital.
Investing cash flow
Net cash used in investing activities of $121.9 million increased by $103.9 million during the three months ended March 31, 2019, when compared to the same period in 2018.
During the three months ended March 31, 2019, we used net cash of $109.4 million, for our acquisition of YourCause, compared to $5.0 million spent on similar investments during the same period in 2018. We used $11.3 million for software development costs, which was up $4.2 million from cash spent during the same period in 2018. The increase in cash outlays for software development costs was primarily driven by development activities related to our cloud-based solutions, including our Church Management Solution, as well as development activities for Blackbaud SKY, our modern cloud platform.
We also spent $1.2 million of cash for purchases of property and equipment during the three months ended March 31, 2019, which was down $4.6 million from cash spent during the same period in 2018. The higher cash outlays for property and equipment during the same period in 2018 was primarily driven by leasehold improvements for our New Headquarters Facility in Charleston, South Carolina.
Financing cash flow
During the three months ended March 31, 2019, we had a net increase in borrowings of $196.3 million, which was primarily used to finance our acquisition of YourCause. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter, our cash flow from operations has been lowest in our first quarter.
We paid $18.4 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during the three months ended March 31, 2019 compared to $22.5 million during the same period in 2018. The amount of taxes paid by us on the behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, employee exercise decisions, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter. In addition, during the three months ended March 31, 2019, we paid dividends of $5.9 million, which was relatively consistent with the comparable period of 2018.
Cash used in financing activities associated with changes in restricted cash due to customers increased $191.8 million during the three months ended March 31, 2019 when compared to the same period in 2018, as the amount of restricted cash held and payable by us to customers as of December 31, 2017 was significantly larger than at the same date in 2018.

36	First Quarter 2019 Form 10-Q

Blackbaud, Inc.

2017 Credit Facility
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At March 31, 2019, our available borrowing capacity under the 2017 Credit Facility was $98.4 million. The 2017 Credit Facility matures in June 2022.
At March 31, 2019, the carrying amount of our debt under the 2017 Credit Facility was $583.6 million. Our average daily borrowings during the three months ended March 31, 2019 were $557.5 million.
The following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of March 31, 2019
Net Leverage Ratio	≤ 3.50 to 1.00	2.98 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	10.53 to 1.00
Under the 2017 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2017 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2017 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At March 31, 2019, we were in compliance with our debt covenants under the 2017 Credit Facility.
Commitments and contingencies
As of March 31, 2019, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$585.1	$7.5	$15.0	$562.6	$—
Operating leases(2)	170.3	23.3	38.2	29.1	79.8

Unrecorded contractual obligations:
Interest payments on debt(3)	68.1	21.6	42.8	3.8	—
Purchase obligations(4)	111.4	41.8	67.9	1.7	—
Total contractual obligations	$935.0	$94.2	$163.8	$597.2	$79.8

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2017 Credit Facility and our other debt at March 31, 2019 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2017 Credit Facility for the purposes of determining minimum commitment amounts.

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
The total liability for uncertain tax positions as of March 31, 2019 and December 31, 2018, was $4.7 million and $3.7 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was $1.0 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively.
In February 2019, our Board of Directors approved our annual dividend rate of $0.48 per share to be made in quarterly payments. Dividends at this annual rate would aggregate to $23.5 million assuming 49.0 million shares of common stock

First Quarter 2019 Form 10-Q	37

Blackbaud, Inc.

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
On April 30, 2019, our Board of Directors declared a second quarter dividend of $0.12 per share payable on June 14, 2019 to stockholders of record on May 28, 2019.

Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Foreign Currency Exchange Rates
Approximately 13% of our total revenue for the three months ended March 31, 2019 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a loss of $2.0 million as of March 31, 2019 and a loss of $6.6 million as of December 31, 2018.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the three months ended March 31, 2019, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the three months ended March 31, 2019, the fluctuation in foreign currency exchange rates reduced our total revenue by $1.7 million and our income from operations by an insignificant amount. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2019 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

38	First Quarter 2019 Form 10-Q

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

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of March 31, 2019, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2018 and March 31, 2019.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended March 31, 2019 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Note 2 to our consolidated financial statements in this report, we adopted ASU 2016-02 effective January 1, 2019. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new standard on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of ASU 2016-02.

First Quarter 2019 Form 10-Q	39

Blackbaud, Inc.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item IA, "Risk factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended March 31, 2019. All of these acquisitions were of common stock withheld by us to satisfy tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, January 1, 2019				$50,000
January 1, 2019 through January 31, 2019	5,404	$65.88	—	50,000
February 1, 2019 through February 28, 2019	233,407	77.14	—	50,000
March 1, 2019 through March 31, 2019	500	80.00	—	50,000
Total	239,311	$76.89	—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

40	First Quarter 2019 Form 10-Q

Blackbaud, Inc.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.96	Offer Letter Agreement between Blackbaud, Inc. and Kevin P. Gregoire	X
10.97	Form of Employee Agreement between Blackbaud, Inc. and Kevin P. Gregoire	X
10.98	Form of Retention Agreement between Blackbaud, Inc. and Kevin P. Gregoire		10-Q	10.92	8/4/2017
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	XBRL Instance Document.	X
101.SCH*	XBRL Taxonomy Extension Schema Document.	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X
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

First Quarter 2019 Form 10-Q	41

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	May 3, 2019	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2019	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

42	First Quarter 2019 Form 10-Q