Form 10-Q
period 2019-09-30
BLACKBAUD INC
filed 2019-11-01
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of October 23, 2019 was 49,186,476.

Third Quarter 2019 Form 10-Q	1

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

2	Third Quarter 2019 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Consolidated balance sheets (Unaudited)
(dollars in thousands)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$29,084	$30,866
Restricted cash due to customers	243,056	418,980
Accounts receivable, net of allowance of $4,791 and $4,722 at September 30, 2019 and December 31, 2018, respectively	90,700	86,595
Customer funds receivable	7,784	1,753
Prepaid expenses and other current assets	75,321	59,788
Total current assets	445,945	597,982
Property and equipment, net	37,285	40,031
Operating lease right-of-use assets	110,840	—
Software development costs, net	94,055	75,099
Goodwill	630,644	545,213
Intangible assets, net	327,089	291,617
Other assets	64,154	65,363
Total assets	$1,710,012	$1,615,305
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$34,169	$34,538
Accrued expenses and other current liabilities	63,947	46,893
Due to customers	250,840	420,733
Debt, current portion	7,500	7,500
Deferred revenue, current portion	320,982	295,991
Total current liabilities	677,438	805,655
Debt, net of current portion	495,556	379,624
Deferred tax liability	47,237	44,291
Deferred revenue, net of current portion	2,014	2,564
Operating lease liabilities, net of current portion	100,133	—
Other liabilities	6,177	9,388
Total liabilities	1,328,555	1,241,522
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 60,207,091 and 59,327,633 shares issued at September 30, 2019 and December 31, 2018, respectively	60	59
Additional paid-in capital	442,803	399,241
Treasury stock, at cost; 11,022,799 and 10,760,574 shares at September 30, 2019 and December 31, 2018, respectively	(287,163)	(266,884)
Accumulated other comprehensive loss	(13,665)	(5,110)
Retained earnings	239,422	246,477
Total stockholders’ equity	381,457	373,783
Total liabilities and stockholders’ equity	$1,710,012	$1,615,305

The accompanying notes are an integral part of these consolidated financial statements.

Third Quarter 2019 Form 10-Q	3

Blackbaud, Inc. Consolidated statements of comprehensive income (Unaudited)
(dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Recurring	$205,227	$188,656	$611,789	$562,251
One-time services and other	15,893	20,876	50,795	65,137
Total revenue	221,120	209,532	662,584	627,388
Cost of revenue
Cost of recurring	87,645	76,535	259,013	221,964
Cost of one-time services and other	14,152	18,702	42,874	56,482
Total cost of revenue	101,797	95,237	301,887	278,446
Gross profit	119,323	114,295	360,697	348,942
Operating expenses
Sales, marketing and customer success	55,499	49,077	165,963	143,047
Research and development	25,941	24,218	80,304	75,473
General and administrative	28,897	24,894	84,557	78,392
Amortization	703	1,237	3,231	3,707
Restructuring	400	(914)	3,083	3,585
Total operating expenses	111,440	98,512	337,138	304,204
Income from operations	7,883	15,783	23,559	44,738
Interest expense	(5,111)	(4,140)	(16,233)	(11,960)
Other income (expense), net	2,158	(147)	4,521	359
Income before provision for income taxes	4,930	11,496	11,847	33,137
Income tax provision (benefit)	364	332	1,263	(2,370)
Net income	$4,566	$11,164	$10,584	$35,507
Earnings per share
Basic	$0.10	$0.24	$0.22	$0.75
Diluted	$0.09	$0.23	$0.22	$0.74
Common shares and equivalents outstanding
Basic weighted average shares	47,757,769	47,279,591	47,668,235	47,174,903
Diluted weighted average shares	48,464,529	48,160,146	48,223,712	48,074,698
Other comprehensive (loss) income
Foreign currency translation adjustment	(3,893)	1,047	(5,321)	(1,333)
Unrealized (loss) gain on derivative instruments, net of tax	(363)	566	(3,234)	2,410
Total other comprehensive (loss) income	(4,256)	1,613	(8,555)	1,077
Comprehensive income	$310	$12,777	$2,029	$36,584

The accompanying notes are an integral part of these consolidated financial statements.

4	Third Quarter 2019 Form 10-Q

Blackbaud, Inc. Consolidated statements of cash flows (Unaudited)
	Nine months ended September 30,
(dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$10,584	$35,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,998	59,993
Provision for doubtful accounts and sales returns	6,192	4,760
Stock-based compensation expense	43,621	35,683
Deferred taxes	(75)	1,430
Amortization of deferred financing costs and discount	564	564
Other non-cash adjustments	2,047	(2,085)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(6,375)	(4,480)
Prepaid expenses and other assets	(5,129)	(12,372)
Trade accounts payable	(74)	(134)
Accrued expenses and other liabilities	(13,592)	(6,923)
Deferred revenue	20,363	25,888
Net cash provided by operating activities	122,124	137,831
Cash flows from investing activities
Purchase of property and equipment	(9,597)	(12,910)
Capitalized software development costs	(34,513)	(26,629)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(109,353)	(45,315)
Other investing activities	500	—
Net cash used in investing activities	(152,963)	(84,854)
Cash flows from financing activities
Proceeds from issuance of debt	371,200	219,900
Payments on debt	(255,625)	(233,225)
Employee taxes paid for withheld shares upon equity award settlement	(20,279)	(27,398)
Proceeds from exercise of stock options	7	11
Change in due to customers	(215,942)	(425,218)
Change in customer funds receivable	(6,283)	(4,371)
Dividend payments to stockholders	(17,705)	(17,484)
Net cash used in financing activities	(144,627)	(487,785)
Effect of exchange rate on cash, cash equivalents and restricted cash	(2,240)	(285)
Net decrease in cash, cash equivalents and restricted cash	(177,706)	(435,093)
Cash, cash equivalents and restricted cash, beginning of period	449,846	640,174
Cash, cash equivalents and restricted cash, end of period	$272,140	$205,081
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$29,084	$30,866
Restricted cash due to customers	243,056	418,980
Total cash, cash equivalents and restricted cash in the statement of cash flows	$272,140	$449,846

The accompanying notes are an integral part of these consolidated financial statements.

Third Quarter 2019 Form 10-Q	5

Blackbaud, Inc.
Consolidated statements of stockholders' equity
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2018	59,327,633	$59	$399,241	$(266,884)	$(5,110)	$246,477	$373,783
Net loss	—	—	—	—	—	(1,122)	(1,122)
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,901)	(5,901)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	234,453	—	3	—	—	—	3
Employee taxes paid for 239,311 withheld shares upon equity award settlement	—	—	—	(18,400)	—	—	(18,400)
Stock-based compensation	—	—	13,693	—	—	33	13,726
Restricted stock grants	663,906	1	—	—	—	—	1
Restricted stock cancellations	(43,314)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	3,658	—	3,658
Balance at March 31, 2019	60,182,678	$60	$412,937	$(285,284)	$(1,452)	$239,487	$365,748
Net income	—	—	—	—	—	7,140	7,140
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,901)	(5,901)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	21,726	—	3	—	—	—	3
Employee taxes paid for 17,119 withheld shares upon equity award settlement	—	—	—	(1,360)	—	—	(1,360)
Stock-based compensation	—	—	15,010	—	—	19	15,029
Restricted stock grants	12,405	—	—	—	—	—	—
Restricted stock cancellations	(29,746)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(7,957)	—	(7,957)
Balance at June 30, 2019	60,187,063	$60	$427,950	$(286,644)	$(9,409)	$240,745	$372,702
Net income	—	—	—	—	—	4,566	4,566
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,903)	(5,903)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	5,315	—	1	—	—	—	1
Employee taxes paid for 5,795 withheld shares upon equity award settlement	—	—	—	(519)	—	—	(519)
Stock-based compensation	—	—	14,852	—	—	14	14,866
Restricted stock grants	37,920	—	—	—	—	—	—
Restricted stock cancellations	(23,207)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(4,256)	—	(4,256)
Balance at September 30, 2019	60,207,091	$60	$442,803	$(287,163)	$(13,665)	$239,422	$381,457

6	Third Quarter 2019 Form 10-Q

Blackbaud, Inc.
Consolidated statements of stockholders' equity (continued)
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2017	58,551,761	$59	$351,042	$(239,199)	$(642)	$225,029	$336,289
Net income	—	—	—	—	—	17,751	17,751
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,825)	(5,825)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	279,422	—	9	—	—	—	9
Employee taxes paid for 234,454 withheld shares upon equity award settlement	—	—	—	(22,511)	—	—	(22,511)
Stock-based compensation	—	—	11,062	—	—	30	11,092
Restricted stock grants	437,878	—	—	—	—	—	—
Restricted stock cancellations	(35,218)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	7,516	—	7,516
Reclassification upon early adoption of ASU 2018-02					167	(167)	—
Balance at March 31, 2018	59,233,843	$59	$362,113	$(261,710)	$7,041	$236,818	$344,321
Net income	—	—	—	—	—	6,592	6,592
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,828)	(5,828)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	40,741	—	2	—	—	—	2
Employee taxes paid for 25,678 withheld shares upon equity award settlement	—	—	—	(2,673)	—	—	(2,673)
Stock-based compensation	—	—	13,834	—	—	27	13,861
Restricted stock grants	68,313	—	—	—	—	—	—
Restricted stock cancellations	(41,688)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(8,052)	—	(8,052)
Balance at June 30, 2018	59,301,209	$59	$375,949	$(264,383)	$(1,011)	$237,609	$348,223
Net income	—	—	—	—	—	11,164	11,164
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,831)	(5,831)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	27,238	—	—	—	—	—	—
Employee taxes paid for 20,736 withheld shares upon equity award settlement	—	—	—	(2,214)	—	—	(2,214)
Stock-based compensation	—	—	10,708	—	—	22	10,730
Restricted stock grants	26,460	—	—	—	—	—	—
Restricted stock cancellations	(31,359)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,613	—	1,613
Balance at September 30, 2018	59,323,548	$59	$386,657	$(266,597)	$602	$242,964	$363,685

The accompanying notes are an integral part of these consolidated financial statements.

Third Quarter 2019 Form 10-Q	7

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

2. Basis of Presentation
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, and other forms filed with the SEC from time to time.
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

8	Third Quarter 2019 Form 10-Q

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
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, accrued expense and other current liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheet as of September 30, 2019.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any initial direct costs and lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments related to our operating leases is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately. We do not recognize short-term leases (those that, at the commencement date, have a lease term of 12 months or less) on our consolidated balance sheets. Variable lease payments, which are primarily comprised of common-area maintenance, utilities and real estate taxes that are passed on from the lessor in proportion to the space leased by us, are recognized in operating expenses in the period in which the obligation for those payments is incurred.

3. Business Combinations

YourCause acquisition
On January 2, 2019, we acquired all of the outstanding equity securities, including all voting equity interests, of YourCause Holdings, LLC, a Delaware limited liability company ("YourCause"), pursuant to a purchase agreement and plan of merger. The acquisition expands our footprint in corporate social responsibility and employee engagement and enhances our position as a leader in providing solutions to both nonprofit organizations and for-profit companies committed to addressing social issues. We acquired the equity securities for an aggregate purchase price of $157.7 million in cash, net of closing adjustments. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility (as defined below). As a result of the acquisition, YourCause has become a wholly owned subsidiary of ours. The operating results of YourCause have been included in our consolidated financial statements from the date of acquisition. During the three and nine months ended September 30, 2019, we incurred insignificant acquisition-related expenses associated with the acquisition, which were recorded in general and administrative expense.

Third Quarter 2019 Form 10-Q	9

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

(in thousands)	Purchase price allocation
Net working capital, excluding deferred revenue	$3,699
Other long-term assets	2,574
Identifiable intangible assets	74,690
Deferred tax liability	(4,615)
Deferred revenue	(4,300)
Other long-term liabilities	(1,650)
Goodwill	87,316
Total purchase price	$157,714

The estimated fair value of accounts receivable acquired approximates the contractual value of $4.1 million and $54.7 million of the goodwill arising in the acquisition is deductible for income tax purposes. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining the operations and assembled workforce of YourCause. During the nine months ended September 30, 2019, we recorded insignificant measurement period adjustments to the estimated fair value of the YourCause assets acquired and liabilities assumed following the receipt of new information. The adjustments resulted in an increase to net working capital, excluding deferred revenue, with the corresponding offset to goodwill.
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

10	Third Quarter 2019 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

4. Goodwill and Other Intangible Assets
The change in goodwill during the nine months ended September 30, 2019, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2018	$545,213
Additions related to current year business combinations	87,316
Effect of foreign currency translation	(1,885)
Balance at September 30, 2019	$630,644

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income	$4,566	$11,164	$10,584	$35,507
Denominator:
Weighted average common shares	47,757,769	47,279,591	47,668,235	47,174,903
Add effect of dilutive securities:
Stock-based awards	706,760	880,555	555,477	899,795
Weighted average common shares assuming dilution	48,464,529	48,160,146	48,223,712	48,074,698
Earnings per share:
Basic	$0.10	$0.24	$0.22	$0.75
Diluted	$0.09	$0.23	$0.22	$0.74

Anti-dilutive shares excluded from calculations of diluted earnings per share	227,523	—	252,282	—

Third Quarter 2019 Form 10-Q	11

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

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of September 30, 2019
Financial liabilities:
Derivative instruments	$—	$2,318	$—	$2,318
Total financial liabilities	$—	$2,318	$—	$2,318

Fair value as of December 31, 2018
Financial assets:
Derivative instruments	$—	$2,260	$—	$2,260
Total financial assets	$—	$2,260	$—	$2,260

Fair value as of December 31, 2018
Financial liabilities:
Derivative instruments	$—	$186	$—	$186
Total financial liabilities	$—	$186	$—	$186

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
We believe the carrying amounts of our cash and cash equivalents, restricted cash due to customers, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at September 30, 2019 and December 31, 2018, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at September 30, 2019 and December 31, 2018, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the nine months ended September 30, 2019. Additionally, we did not hold any Level 3 assets or liabilities during the nine months ended September 30, 2019.

12	Third Quarter 2019 Form 10-Q

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
During the nine months ended September 30, 2019, we recorded $1.3 million in impairments of operating lease ROU assets associated with certain leased office spaces we ceased using as part of our facilities optimization restructuring. These impairments were recorded as restructuring expense on our consolidated statements of comprehensive income. See Note 15 to these consolidated financial statements for additional details regarding our facilities optimization restructuring.
There were no non-recurring fair value adjustments to intangible assets and goodwill during the nine months ended September 30, 2019, except for insignificant business combination accounting adjustments to the initial fair value estimates of the YourCause assets acquired and liabilities assumed at the acquisition date from updated information obtained during the measurement period. See Note 3 to these consolidated financial statements for additional details. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

7. Consolidated Financial Statement Details
Prepaid expenses and other assets

(dollars in thousands)	September 30, 2019	December 31, 2018
Costs of obtaining contracts(1)(2)	$89,158	$85,590
Prepaid software maintenance and subscriptions	28,659	21,134
Unbilled accounts receivable	6,065	4,161
Taxes, prepaid and receivable	1,995	2,055
Security deposits	934	1,020
Other assets	12,664	11,191
Total prepaid expenses and other assets	139,475	125,151
Less: Long-term portion	64,154	65,363
Prepaid expenses and other current assets	$75,321	$59,788

(1)
Amortization expense from costs of obtaining contracts was $9.2 million and $28.6 million for the three and nine months ended September 30, 2019, respectively, and $9.0 million and $26.6 million for the three and nine months ended September 30, 2018, respectively.

(2)	The current portion of costs of obtaining contracts as of September 30, 2019 and December 31, 2018 was $32.4 million and $31.7 million, respectively.

Third Quarter 2019 Form 10-Q	13

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Accrued expenses and other liabilities

(dollars in thousands)	September 30, 2019	December 31, 2018
Operating lease liabilities, current portion (1)	$19,399	$—
Accrued bonuses	18,859	14,868
Accrued commissions and salaries	4,477	9,934
Taxes payable	5,932	6,204
Customer credit balances	4,365	4,076
Unrecognized tax benefit	3,633	2,719
Accrued vacation costs	2,040	2,352
Accrued health care costs	1,777	1,497
Other liabilities	9,642	14,631
Total accrued expenses and other liabilities	70,124	56,281
Less: Long-term portion	6,177	9,388
Accrued expenses and other current liabilities	$63,947	$46,893

(1)	Upon adoption of ASU 2016-02 at January 1, 2019, we recognized lease liabilities for our operating leases. See Note 2 of these consolidated financial statements for details.
Other income (expense), net

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Interest income	$1,247	$943	$2,426	$1,613
Other income (expense), net	911	(1,090)	2,095	(1,254)
Other income (expense), net	$2,158	$(147)	$4,521	$359

8. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Credit facility:
Revolving credit loans	$221,200	$100,000	3.70%	4.13%
Term loans	283,125	288,750	3.54%	3.44%
Total debt	504,325	388,750	3.61%	3.61%
Less: Unamortized discount and debt issuance costs	1,269	1,626
Less: Debt, current portion	7,500	7,500	3.54%	3.77%
Debt, net of current portion	$495,556	$379,624	3.61%	3.61%

14	Third Quarter 2019 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

In June 2017, we entered into a five-year $700.0 million senior credit facility (the "2017 Credit Facility"). As of September 30, 2019, the required annual maturities related to the 2017 Credit Facility were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2019 - remaining	$1,875
2020	7,500
2021	7,500
2022	487,450
2023	—
Thereafter	—
Total required maturities	$504,325

Financing for 2019 acquisition
On January 2, 2019, we acquired YourCause for $157.7 million in cash, net of closing adjustments. We financed the acquisition with a revolving credit loan under the 2017 Credit Facility.

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
The fair values of our derivative instruments were as follows as of:

		Asset Derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	September 30, 2019	December 31, 2018	Balance sheet location	September 30, 2019	December 31, 2018
Derivative instruments designated as hedging instruments:
Interest rate swaps, long-term portion	Other assets	—	2,260	Other liabilities	2,318	186
Total derivative instruments designated as hedging instruments		$—	$2,260		$2,318	$186

Third Quarter 2019 Form 10-Q	15

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	September 30, 2019		Three months ended September 30, 2019	Nine months ended September 30, 2019
Interest rate swaps	$(2,318)	Interest expense	$196	$669

	September 30, 2018		Three months ended September 30, 2018	Nine months ended September 30, 2018
Interest rate swaps	$4,558	Interest expense	$23	$(17)

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive loss as of September 30, 2019 that is expected to be reclassified into earnings within the next twelve months is $0.9 million. There were no ineffective portions of our interest rate swap derivatives during the nine months ended September 30, 2019 and 2018. See Note 13 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.

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
As of September 30, 2019, we did not have any significant future leases that had not yet commenced.

16	Third Quarter 2019 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The components of lease expense for the three and nine months ended September 30, 2019, were as follows:

	Three months ended September 30,	Nine months ended September 30,
(dollars in thousands)	2019	2019
Operating lease cost(1)	$6,786	$18,680
Variable lease cost	923	2,901
Sublease income	(803)	(2,262)
Net lease cost	$6,906	$19,319

(1)	Includes short-term lease costs, which were immaterial.
During the nine months ended September 30, 2019, we recorded $1.3 million in impairments of operating lease ROU assets associated with certain leased office spaces we ceased using as part of our facilities optimization restructuring. These impairments were recorded as restructuring expense on our consolidated statements of comprehensive income. See Note 15 to these consolidated financial statements for additional details regarding our facilities optimization restructuring.
Total rent expense as determined under ASC 840 for the three and nine months ended September 30, 2018 was $6.2 million and $16.2 million, respectively.
Maturities of our operating lease liabilities as of September 30, 2019 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases(1)
2019 – remaining	$6,652
2020	25,667
2021	21,482
2022	16,944
2023	14,604
Thereafter	81,958
Total lease payments	167,307
Less: Amount representing interest	47,775
Present value of future payments	$119,532

(1)	Our maturities of our operating lease liabilities do not include payments related to Phase Two of our New Headquarters Facility, as that option had not been exercised as of September 30, 2019.
As determined under ASC 840, the future minimum lease payments related to lease agreements with a remaining noncancelable term in excess of one year, net of related sublease commitments and lease incentives, as of December 31, 2018 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases
2019	$20,808
2020	20,274
2021	16,924
2022	14,391
2023	12,923
Thereafter	81,755
Total minimum lease payments	$167,075

Third Quarter 2019 Form 10-Q	17

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

Our ROU assets and lease liabilities are included in the following line items in our consolidated balance sheet:

(dollars in thousands)	September 30, 2019
Operating leases
Operating lease right-of-use assets	$110,840

Accrued expenses and other current liabilities	$19,399
Operating lease liabilities, net of current portion	100,133
Total operating lease liabilities	$119,532

As of September 30, 2019, the weighted average remaining lease terms and discount rates were as follows:

(dollars in thousands)	September 30, 2019
Operating leases
Weighted average remaining lease term (years)	12.5
Weighted average discount rate	5.96%

Supplemental cash flow information related to leases during the nine months ended September 30, 2019, was as follows:

Nine months ended September 30,
(dollars in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,869
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$108,685

Other commitments
The term loans under the 2017 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2019, the remaining aggregate minimum purchase commitment under these arrangements was approximately $87.7 million through 2023.
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

18	Third Quarter 2019 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

disclosed in this note, we have determined as of September 30, 2019, that no provision for liability nor disclosure is required related to any claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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

11. Income Taxes
Our income tax provision (benefit) and effective income tax rates, including the effects of period-specific events, were:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Income tax provision (benefit)	$364	$332	$1,263	$(2,370)
Effective income tax rate	7.4%	2.9%	10.7%	(7.2)%

The increases in our effective income tax rate during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, were primarily due to a decrease in the discrete benefit to income tax expense relating to stock-based compensation. The impact was attributable to a decrease in the market price for shares of our common stock, when compared to the same periods in 2018, as reported by the Nasdaq Stock Market LLC ("Nasdaq"). Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter.

12. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Included in cost of revenue:
Cost of recurring	$452	$616	$1,415	$1,786
Cost of one-time services and other	332	654	1,134	2,224
Total included in cost of revenue	784	1,270	2,549	4,010
Included in operating expenses:
Sales, marketing and customer success	2,826	2,234	8,564	6,866
Research and development	2,847	2,153	8,274	6,737
General and administrative	8,409	5,073	24,234	18,070
Total included in operating expenses	14,082	9,460	41,072	31,673
Total stock-based compensation expense	$14,866	$10,730	$43,621	$35,683

Third Quarter 2019 Form 10-Q	19

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
In February 2019, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to declare and pay further dividends. The following table provides information with respect to quarterly dividends of $0.12 per share paid on common stock during the nine months ended September 30, 2019.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 6, 2019	$0.12	February 27	March 15
April 30, 2019	$0.12	May 28	June 14
July 30, 2019	$0.12	August 28	September 13
On October 28, 2019, our Board of Directors declared a fourth quarter dividend of $0.12 per share payable on December 13, 2019 to stockholders of record on November 27, 2019.
Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Accumulated other comprehensive loss, beginning of period	$(9,409)	$(1,011)	$(5,110)	$(642)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive (loss) income balance, beginning of period	$(1,373)	$2,759	$1,498	$748
Other comprehensive (loss) income before reclassifications, net of tax effects of $78, $(209), $982 and $(860)	(219)	583	(2,741)	2,398
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	(196)	(23)	(669)	17
Tax benefit included in provision for income taxes	52	6	176	(5)
Total amounts reclassified from accumulated other comprehensive (loss) income	(144)	(17)	(493)	12
Net current-period other comprehensive (loss) income	(363)	566	(3,234)	2,410
Reclassification upon early adoption of ASU 2018-02	—	—	—	167
Accumulated other comprehensive (loss) income balance, end of period	$(1,736)	$3,325	$(1,736)	$3,325
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(8,036)	$(3,770)	$(6,608)	$(1,390)
Translation adjustments	(3,893)	1,047	(5,321)	(1,333)
Accumulated other comprehensive loss balance, end of period	(11,929)	(2,723)	(11,929)	(2,723)
Accumulated other comprehensive (loss) income, end of period	$(13,665)	$602	$(13,665)	$602

20	Third Quarter 2019 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

14. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of September 30, 2019, approximately $785 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (payment services and usage).
Contract balances
Our contract assets as of September 30, 2019 and December 31, 2018 were insignificant. Our opening and closing balances of deferred revenue were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Total deferred revenue	$322,996	$298,555

The increase in deferred revenue during the nine months ended September 30, 2019 was primarily due to new subscription sales of our cloud-based solutions and a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Our acquisition of YourCause on January 2, 2019 also modestly contributed to the increase in deferred revenue since December 31, 2018. The amount of revenue recognized during the nine months ended September 30, 2019 that was included in the deferred revenue balance at the beginning of the period was approximately $271 million. The amount of revenue recognized during the nine months ended September 30, 2019 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud-based solutions and related services in two primary geographical markets: to customers in the United States, and to customers located outside of the United States. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
United States	$188,649	$178,715	$567,174	$534,224
Other countries	32,471	30,817	95,410	93,164
Total revenue	$221,120	$209,532	$662,584	$627,388

The General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG") comprise our go-to-market organizations. The following is a description of each market group:

•	The GMG focuses on sales primarily to all K-12 private schools, faith-based and arts and cultural organizations, as well as emerging and mid-sized prospects in the U.S.;

•	The EMG focuses on sales primarily to all healthcare and higher education institutions, corporations and foundations, as well as large and/or strategic prospects in the U.S.; and

•	The IMG focuses on sales primarily to all prospects and customers outside of the U.S.

Third Quarter 2019 Form 10-Q	21

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The following table presents our revenue by market group:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018(2)	2019	2018(2)
GMG	$92,029	$88,247	$277,803	$265,856
EMG(1)	96,270	89,954	288,145	266,395
IMG	32,731	31,254	96,467	94,902
Other	90	77	169	235
Total revenue	$221,120	$209,532	$662,584	$627,388

(1)	The operating results of YourCause have been included in EMG from the date of acquisition. See Note 3 to these consolidated financial statements for details regarding this acquisition.

(2)
Beginning in the first quarter of 2019, all of our Canadian operations are included in IMG. We have recast our revenue by market group for the three and nine months ended September 30, 2018, to present them on a consistent basis with the current year.

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
Restructuring costs incurred during the nine months ended September 30, 2019 consisted primarily of operating lease ROU asset impairment costs and, to a lesser extent, lease payments for offices we have ceased using and write-offs of facilities-related fixed assets that we will no longer use.
We currently expect to incur before-tax restructuring costs associated with these activities of between $8.5 million and $9.5 million, with substantially all of the remaining costs expected to be incurred by the end of 2019.
The following table summarizes our facilities optimization restructuring costs as of September 30, 2019:

	Cumulative costs incurred as of	Costs incurred during the three months ended	Costs incurred during the nine months ended(1)	Cumulative costs incurred as of
(in thousands)	December 31, 2018	September 30, 2019
By component:
Contract termination costs	$4,176	$389	$2,307	$6,483
Other costs	1,208	11	776	1,984
Total	$5,384	$400	$3,083	$8,467

(1)	Includes $1.3 million of operating lease ROU asset impairment costs.

22	Third Quarter 2019 Form 10-Q

Blackbaud, Inc.
Notes to consolidated financial statements (continued)
(Unaudited)

The change in our liability related to our facilities optimization restructuring during the nine months ended September 30, 2019, consisted of the following:

	Accrued at	Increases for incurred costs(1)	Written off upon adoption of ASU 2016-02(2)	Costs paid	Accrued at
(in thousands)	December 31, 2018				September 30, 2019
By component:
Contract termination costs	$1,865	$2,307	$(1,656)	$(2,516)	$—
Other costs	50	776	—	(815)	11
Total	$1,915	$3,083	$(1,656)	$(3,331)	$11

(1)	Includes $1.3 million of operating lease ROU asset impairment costs.

(2)
Upon adoption of ASU 2016-02 at January 1, 2019, we reduced our operating lease ROU assets recognized at transition by the carrying amounts of the restructuring liabilities for certain leased office spaces that we ceased using prior to December 31, 2018.

Third Quarter 2019 Form 10-Q	23

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
Four-Point Growth Strategy

1.	Delight Customers with Innovative Cloud Solutions
This strategy reflects our relentless focus on driving value and outcomes for our customers through our solutions. Our Blackbaud SKY™ platform is a core tenant of this strategy and continues to power an elevated level of innovation by our engineers. It is also enabling our growing ecosystem of partners who are also passionate about social good, to create new capabilities that often look and feel like Blackbaud-built capabilities. For the first time in the history of the Company, there are now significantly more outside developers developing on our platform than Blackbaud engineers.
The customers we serve require vertical specific business solutions to automate their operations. Among the many product and innovation updates across all of our vertical markets, we recently announced the general availability of Blackbaud Church Management™, which is already transforming the church technology landscape. Within just one year of announcing plans for Blackbaud Church Management, we now serve churches in more than half of the 50 U.S. states, representing congregations of all different sizes and spanning more than 10 denominations. Bringing this solution to market is a significant step toward addressing several challenges in the church market and a substantial opportunity for Blackbaud.
We have built an environment of rapid innovation through a combination of our modern cloud architecture and industry standard methodologies. Our early adopter customers have a significant role in shaping our new solutions and our SKY platform enables us to rapidly iterate based on their feedback before releasing the solutions to the market. This culture of innovation led to the general availability of Blackbaud Church Management and the process is highly repeatable. For example, we are also well underway with early adopters in our Higher Education vertical as we extend our proven Education Management portfolio up market.

24	Third Quarter 2019 Form 10-Q

Blackbaud, Inc.

2.	Drive Sales Effectiveness
We have spent the last several years organizing for scale and laying the foundation for our salespeople to be more successful. This year marks an important milestone in that process as the structural transformation in sales is now largely complete, enabling our account executives to focus on leading with total solution selling by vertical, driving more products per customer, higher ASPs and overall increased customer lifetime value. With the structural changes behind us, our focus is on adding sales headcount and improving overall sales productivity. This effort extends beyond our sales organization into areas like marketing, where we are investing in the necessary technology and resources to efficiently drive an increased number of quality leads and better cover our large addressable market. Over the last three years, we've tripled the number of account executives dedicated to prospect accounts, and these investments are just one way we're equipping our growing salesforce to be more effective.

3.	Expand TAM
In January 2019, we acquired YourCause, a market leader in corporate social responsibility software, and our ability to move fast on back-office integration is enabling us to further differentiate our solutions from the competition. As corporate social responsibility programs are implemented around the world, it is becoming increasingly important for companies to have acute local knowledge in the countries where employees are accessing their programs and to remove any functionality barriers. We recently announced expansion in YourCause's global footprint by developing in-market partnerships to advance employee giving and nonprofit support globally, while also implementing key product features for universal functionality. Our TAM now stands at over $10 billion, and we remain active in the evaluation of opportunities to further expand our addressable market through acquisitions and internal product development.

4.	Improve Operating Efficiency
We are also focused on operational efficiency to strengthen the business and position us for long-term success. This continuous effort spans the entire organization as we drive towards a more scalable operating model that creates efficiency and consistency in how we execute through infrastructure investments, productivity initiatives, and organizational re-alignments. For example, we are now selling a portfolio of modern cloud solutions, which is driving a shift away from one-time services as we reduce the hours needed for implementation and integration of our solutions. In order to efficiently scale as the Company continues to grow, we are continuing to build out our partner ecosystem, which includes partnerships to implement our cloud solutions. We have made significant progress building out this program in 2019 and expect to continue the effort in 2020.

Total revenue
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2019	2018	Change	2019	2018	Change
Total revenue	$221.1	$209.5	5.5%	$662.6	$627.4	5.6%
The increases in total revenue during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, were primarily driven by growth in recurring revenue as we continue to see positive demand from customers across our portfolio of cloud-based solutions. Our acquisition of YourCause, which occurred on January 2, 2019, also contributed to the increases in recurring and total revenue. As expected, one-time services and other revenue declined $5.0 million and $14.3 million, respectively, during the three and nine months ended September 30, 2019 due to our continued shift in focus towards selling cloud-based subscription solutions. In general, our cloud-based solutions include integrated analytics, training and payments services, and require less implementation services and little to no customization services. We are also selling more subscription-based contracts for retained services and services embedded in our renewable cloud-based solution contracts. As a result, we continue to expect one-time services and other revenue to decline.

Third Quarter 2019 Form 10-Q	25

Blackbaud, Inc.

Income from operations
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2019	2018	Change	2019	2018	Change
Income from operations	$7.9	$15.8	(50.1)%	$23.6	$44.7	(47.3)%
Income from operations decreased during the three and nine months ended September 30, 2019, when compared to the same periods in 2018. The positive impact of growth in total revenue driven by recurring subscriptions was offset primarily by investments we are making in our sales organization and innovation, which we expect to continue for the remainder of 2019. Contributing to the decreases in income from operations were increases in stock-based compensation of $4.1 million and $7.9 million, respectively, and hosting and data center costs of $1.0 million and $4.0 million, respectively. Increases in employee severance of $1.9 million, amortization of intangible assets from business combinations of $1.8 million and rent expense of $1.7 million, also negatively impacted income from operations during the nine months ended September 30, 2019. The increases in stock-based compensation expense were primarily driven by an increase in the grant date fair value of our annual equity awards granted to employees during the first quarter of 2019, when compared to the grant date fair value of the awards granted during the same period in 2018. The increase in rent expense during the nine months ended September 30, 2019 was primarily associated with the lease for our New Headquarters Facility in Charleston, South Carolina, which commenced in April 2018. The increase in employee severance was related to the elimination of certain roles within the company, most of which occurred during the first quarter of 2019.
Customer retention
Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud-based subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud-based solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides a better representation of our customers' overall behavior. For the twelve months ended September 30, 2019, approximately 92% of our customers with recurring revenue contracts were retained. This customer retention rate is unchanged from our rate for the full year ended December 31, 2018.
Balance sheet and cash flow
At September 30, 2019, our cash and cash equivalents were $29.1 million and the carrying amount of our debt under the 2017 Credit Facility was $503.1 million. Our net leverage ratio was 2.47 to 1.00.
During the nine months ended September 30, 2019, we generated $122.1 million in cash from operations, had a net increase in our borrowings of $115.6 million, which was primarily used to finance the acquisition of YourCause, returned $17.7 million to stockholders by way of dividends and had aggregate cash outlays of $44.1 million for purchases of property and equipment and capitalized software development costs.
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

26	Third Quarter 2019 Form 10-Q

Blackbaud, Inc.

Results of Operations
Comparison of the three and nine months ended September 30, 2019 and 2018
We have included the results of operations of YourCause in our consolidated results of operations from the date of acquisition. We determined that the YourCause acquisition was not a material business combination; therefore, separate presentation of revenue and earnings since the acquisition date are not required nor included herein.
Operating results

Recurring revenue
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2019	2018	Change	2019	2018	Change
Recurring revenue	$205.2	$188.7	8.8%	$611.8	$562.3	8.8%
Cost of recurring	87.6	76.5	14.5%	259.0	222.0	16.7%
Recurring gross profit(1)	$117.6	$112.1	4.9%	$352.8	$340.3	3.7%
Recurring gross margin	57.3%	59.4%		57.7%	60.5%

(1)	The individual amounts for each year may not sum to recurring gross profit due to rounding.
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
The increases in recurring revenue during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, were primarily due to positive demand across our portfolio of cloud-based solutions as revenue from subscriptions increased $21.2 million and $63.3 million, respectively. The inclusion of YourCause contributed to the increases in recurring revenue as the acquisition was completed on January 2, 2019. We also saw increases in revenue from subscription-based retained services as well as services embedded in our renewable cloud-based solution contracts. These favorable impacts from subscriptions were partially offset by decreases in maintenance revenue of $4.6 million and $13.8 million, respectively during the three and nine months ended September 30, 2019, when compared to the same periods in 2018. These continued decreases in maintenance revenue were primarily related to our ongoing efforts to migrate customers from legacy on-premises solutions onto our solutions powered by Blackbaud SKY, our modern cloud platform.
The increases in cost of recurring revenue during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, were primarily due to increases in transaction-based costs of $2.9 million and $9.4 million, respectively, related to payment services integrated in our cloud-based solutions, compensation costs of $2.2 million and $6.7 million, respectively, third-party data and tool costs of $1.5 million and $3.8 million, respectively, amortization of software development costs of $1.1 million and $3.1 million, respectively, and hosting costs and data center costs of $1.0 million and $4.0 million, respectively. Also contributing to the increase in cost of recurring revenue for the nine months

Third Quarter 2019 Form 10-Q	27

Blackbaud, Inc.

ended September 30, 2019 was allocations of depreciation, facilities and IT support costs of $3.8 million. The growth in compensation costs was primarily attributable to an increasing portion of our resources now providing subscription-based retained services as opposed to one-time. The inclusion of YourCause also contributed to the increases in cost of recurring revenue during the three and nine months ended September 30, 2019 when compared to the same periods in 2018. The increase in amortization of software development costs was primarily due to investments made on innovation, quality and the integration of our cloud-based solutions. The increase in allocated corporate costs was primarily driven by investments made in corporate IT, including cyber security and increases in headcount.
The decreases in recurring gross margin for the three and nine months ended September 30, 2019, when compared to the same periods in 2018, were primarily the result of incremental costs associated with our continued shift toward selling cloud-based solutions and retained services, including hosting and data center costs, compensation costs and amortization of software development costs.

One-time services and other revenue
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2019	2018	Change	2019	2018	Change
One-time services and other revenue	$15.9	$20.9	(23.9)%	$50.8	$65.1	(22.0)%
Cost of one-time services and other	14.2	18.7	(24.3)%	42.9	56.5	(24.1)%
One-time services and other gross profit(1)	$1.7	$2.2	(19.9)%	$7.9	$8.7	(8.5)%
One-time services and other gross margin	11.0%	10.4%		15.6%	13.3%

(1)	The individual amounts for each year may not sum to one-time services and other gross profit due to rounding.
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
One-time services and other revenue decreased during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, primarily due to decreases in one-time consulting revenue of $3.9 million and $10.1 million, respectively and analytics revenue of $0.9 million and $2.8 million, respectively. We expect that the shift in our go-to-market strategy towards cloud-based subscription offerings, which generally include integrated analytics and require less implementation and customization services, will continue to negatively impact one-time services and other revenue. We also continue to sell more subscription-based contracts for retained services and services embedded in our renewable cloud-based solution contracts, both of which are recorded as recurring revenue.
Cost of one-time services and other decreased during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, primarily due to a decrease in compensation costs of $3.8 million and $10.2 million, respectively, which is in line with the ongoing shift in our go-to-market strategy as discussed above as an increasing portion of our resources are now providing subscription-based retained services as opposed to one-time.
One-time services and other gross margin increased during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, as the reductions in costs of one-time services and other discussed above outpaced the declines in one-time consulting revenue and higher margin analytics revenue associated with the shift in our go-to-market strategy.

28	Third Quarter 2019 Form 10-Q

Blackbaud, Inc.

Operating expenses

Sales, marketing and customer success
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2019	2018	Change	2019	2018	Change
Sales, marketing and customer success expense	$55.5	$49.1	13.1%	$166.0	$143.0	16.0%
% of total revenue	25.1%	23.4%		25.0%	22.8%
Sales, marketing, and customer success expense includes compensation costs, variable-sales commissions, travel-related expenses, advertising and marketing materials, public relations costs, variable reseller commissions and allocated depreciation, facilities and IT support costs.
We continue to make investments to improve market coverage and drive sales effectiveness, which is a component of our four-point growth strategy. The increases in sales, marketing and customer success expense in dollars and as a percentage of total revenue during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, were primarily due to increases in compensation costs of $4.4 million and $15.7 million, respectively and increases in allocations of depreciation, facilities and IT support costs of $1.3 million and $5.0 million, respectively. Also contributing to the increase in sales, marketing and customer success expense during the nine months ended September 30, 2019, when compared to the same period in 2018, was an increase in commissions expense of $2.2 million. The increases in compensation costs were primarily associated with our efforts during the second half of 2018 to increase our direct sales force and we expect to continue making investments during the remainder of 2019. These incremental investments are intended to address the large market opportunity that we see for ourselves and fuel future revenue growth. In addition, compensation costs increased due to incremental headcount associated with the inclusion of YourCause. The increase in commission expense was primarily driven by an increase in commissionable sales. The increases in allocated corporate costs were primarily driven by investments made in corporate IT, including cyber security and increases in headcount.

Research and development
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2019(1)	2018(1)	Change	2019(2)	2018(2)	Change
Research and development expense	$25.9	$24.2	7.1%	$80.3	$75.5	6.4%
% of total revenue	11.7%	11.6%		12.1%	12.0%

(1)
Not included in research and development expense for the three months ended September 30, 2019 and 2018 were $11.1 million and $9.9 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those related to development of our next generation cloud-based solutions. Qualifying capitalized software development costs associated with our cloud-based solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years.

(2)
Not included in research and development expense for the nine months ended September 30, 2019 and 2018 were $33.9 million and $26.0 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance.

Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.
We continue to make investments to delight our customers with innovative cloud solutions, which is a component of our four-point growth strategy. The increases in research and development expense during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, were primarily due to increases in compensation costs of $2.4 million and $8.3 million, respectively. The increases in compensation costs were primarily associated with the inclusion of YourCause's engineering resources. The increase in research and development expense was partially offset by an increase in the amount of software development costs that were required to be capitalized under the internal-use software guidance. We expect that the amount of software development costs capitalized will continue to increase modestly

Third Quarter 2019 Form 10-Q	29

Blackbaud, Inc.

in the near-term as we make investments in innovation, quality and the integration of our solutions, which we believe will drive long-term revenue growth.

General and administrative
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2019	2018	Change	2019	2018	Change
General and administrative expense	$28.9	$24.9	16.1%	$84.6	$78.4	7.9%
% of total revenue	13.1%	11.9%		12.8%	12.5%
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, cybersecurity, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
The increases in general and administrative expense during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, were primarily due to increases in compensation costs of $5.4 million and $8.9 million, respectively. Also contributing to the increase in general and administrative expense during the nine months ended September 30, 2019 was rent expense of $1.6 million. These increases were partially offset by a decrease in acquisition-related expenses and integration costs of $2.0 million. The increase in compensation costs was primarily related to stock-based compensation and our acquisition of YourCause. The increase in rent expense was related to the lease of our New Headquarters Facility in Charleston, South Carolina, which commenced in April 2018.
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
Restructuring costs incurred during the nine months ended September 30, 2019 consisted primarily of operating lease ROU asset impairment costs and, to a lesser extent, lease payments for offices we have ceased using and write-offs of facilities-related fixed assets that we will no longer use.
We currently expect to incur before-tax restructuring costs associated with these activities of between $8.5 million and $9.5 million, with substantially all of the remaining costs expected to be incurred by the end of 2019. These restructuring activities are currently expected to result in improved operating efficiencies and future annual before-tax savings of between $5.0 million and $6.0 million beginning in 2020.
The following table summarizes our facilities optimization restructuring costs as of September 30, 2019:

	Cumulative costs incurred as of	Costs incurred during the three months ended	Costs incurred during the nine months ended(1)	Cumulative costs incurred as of
(in thousands)	December 31, 2018	September 30, 2019
By component:
Contract termination costs	$4,176	$389	$2,307	$6,483
Other costs	1,208	11	776	1,984
Total	$5,384	$400	$3,083	$8,467

30	Third Quarter 2019 Form 10-Q

Blackbaud, Inc.

(1)	Includes $1.3 million of operating lease ROU asset impairment costs.
The change in our liability related to our facilities optimization restructuring during the nine months ended September 30, 2019, consisted of the following:

	Accrued at	Increases for incurred costs(1)	Written off upon adoption of ASU 2016-02(2)	Costs paid	Accrued at
(in thousands)	December 31, 2018				September 30, 2019
By component:
Contract termination costs	$1,865	$2,307	$(1,656)	$(2,516)	$—
Other costs	50	776	—	(815)	11
Total	$1,915	$3,083	$(1,656)	$(3,331)	$11

(1)	Includes $1.3 million of operating lease ROU asset impairment costs.

(2)
Upon adoption of ASU 2016-02 at January 1, 2019, we reduced our operating lease ROU assets recognized at transition by the carrying amounts of the restructuring liabilities for certain leased office spaces that we ceased using prior to December 31, 2018.

Interest expense
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2019	2018	Change	2019	2018	Change
Interest expense	$5.1	$4.1	23.5%	$16.2	$12.0	35.7%
% of total revenue	2.3%	2.0%		2.4%	1.9%
The increases in interest expense in dollars and as a percentage of total revenue during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, were primarily due to increases in our average daily borrowings related to our acquisition of YourCause in January 2019.
Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	September 30, 2019	Change	December 31, 2018
Recurring	Over the period billed in advance, generally one year	$306.8	6.9%	$287.0
One-time services and other	As services are delivered	16.2	39.5%	11.6
Total deferred revenue(1)		323.0	8.2%	298.6
Less: Long-term portion		2.0	(21.5)%	2.6
Current portion(1)		$321.0	8.4%	$296.0

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
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
Deferred revenue from recurring revenue contracts increased during the nine months ended September 30, 2019, primarily due to new subscription sales of our cloud-based solutions and a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Our acquisition of YourCause on January 2, 2019 also modestly contributed to the increase in deferred revenue from recurring revenue contracts since December 31, 2018. Deferred revenue from one-time services and other increased during the nine months ended September 30, 2019, primarily due to a seasonal increase in advance registration billings associated with our bbcon user conference, which occurs each year in October.
We have acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, we recorded write-downs of deferred revenue from customer arrangements predating the acquisition to

Third Quarter 2019 Form 10-Q	31

Blackbaud, Inc.

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

Income tax provision (benefit)
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2019	2018	Change	2019	2018	Change
Income tax provision (benefit)	$0.4	$0.3	9.6%	$1.3	$(2.4)	(153.3)%
Effective income tax rate	7.4%	2.9%		10.7%	(7.2)%
The increases in our effective income tax rate during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, were primarily due to a decrease in the discrete benefit to income tax expense relating to stock-based compensation. The impact was attributable to a decrease in the market price for shares of our common stock, when compared to the same periods in 2018, as reported by Nasdaq. Most of our equity awards are granted during our first quarter and vest in subsequent years during the same quarter.

32	Third Quarter 2019 Form 10-Q

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2019	2018	Change	2019	2018	Change
GAAP Revenue	$221.1	$209.5	5.5%	$662.6	$627.4	5.6%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.3	0.6	(54.6)%	1.7	1.8	(8.0)%
Non-GAAP revenue(1)	$221.4	$210.1	5.4%	$664.3	$629.2	5.6%

GAAP gross profit	$119.3	$114.3	4.4%	$360.7	$348.9	3.4%
GAAP gross margin	54.0%	54.5%		54.4%	55.6%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.3	0.6	(54.6)%	1.7	1.8	(8.0)%
Add: Stock-based compensation expense	0.8	1.3	(38.3)%	2.5	4.0	(36.4)%
Add: Amortization of intangibles from business combinations	11.2	10.6	5.6%	34.0	31.7	7.2%
Add: Employee severance	—	0.3	(93.2)%	1.1	0.9	30.9%
Subtotal(1)	12.3	12.7	(3.6)%	39.3	38.4	2.4%
Non-GAAP gross profit(1)	$131.6	$127.0	3.6%	$400.0	$387.4	3.3%
Non-GAAP gross margin	59.5%	60.5%		60.2%	61.6%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

Third Quarter 2019 Form 10-Q	33

Blackbaud, Inc.

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions, except per share amounts)	2019	2018	Change	2019	2018	Change
GAAP income from operations	$7.9	$15.8	(50.1)%	$23.6	$44.7	(47.3)%
GAAP operating margin	3.6%	7.5%		3.6%	7.1%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	0.3	0.6	(54.6)%	1.7	1.8	(8.0)%
Add: Stock-based compensation expense	14.9	10.7	38.5%	43.6	35.7	22.2%
Add: Amortization of intangibles from business combinations	11.9	11.9	0.6%	37.2	35.4	5.1%
Add: Employee severance	—	0.7	(93.0)%	3.7	1.7	113.7%
Add: Acquisition-related integration costs	1.0	0.8	35.4%	2.2	3.4	(34.8)%
Add: Acquisition-related expenses	0.2	0.3	(18.2)%	1.0	1.9	(45.0)%
Add: Restructuring costs	0.4	(0.9)	(143.8)%	3.1	3.6	(14.0)%
Subtotal(1)	28.7	24.0	20.0%	92.5	83.5	10.8%
Non-GAAP income from operations(1)	$36.6	$39.7	(7.8)%	$116.1	$128.2	(9.5)%
Non-GAAP operating margin	16.5%	18.9%		17.5%	20.4%

GAAP income before provision for income taxes	$4.9	$11.5	(57.1)%	$11.8	$33.1	(64.2)%
GAAP net income	$4.6	$11.2	(59.1)%	$10.6	$35.5	(70.2)%
Shares used in computing GAAP diluted earnings per share	48,464,529	48,160,146	0.6%	48,223,712	48,074,698	0.3%
GAAP diluted earnings per share	$0.09	$0.23	(60.9)%	$0.22	$0.74	(70.3)%
Non-GAAP adjustments:
Add: GAAP income tax provision (benefit)	0.4	0.3	9.6%	1.3	(2.4)	(153.3)%
Add: Total non-GAAP adjustments affecting income from operations	28.7	24.0	20.0%	92.5	83.5	10.8%
Non-GAAP income before provision for income taxes	33.7	35.5	(5.0)%	104.3	116.6	(10.5)%
Assumed non-GAAP income tax provision(2)	6.7	7.1	(5.0)%	20.9	23.3	(10.5)%
Non-GAAP net income(1)	$26.9	$28.4	(5.0)%	$83.5	$93.3	(10.5)%

Shares used in computing non-GAAP diluted earnings per share	48,464,529	48,160,146	0.6%	48,223,712	48,074,698	0.3%
Non-GAAP diluted earnings per share	$0.56	$0.59	(5.1)%	$1.73	$1.94	(10.8)%

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.

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

	Nine months ended September 30,
(dollars in millions)	2019	Change	2018
GAAP net cash provided by operating activities	$122.1	(11.4)%	$137.8
Less: purchase of property and equipment	(9.6)	(25.7)%	(12.9)
Less: capitalized software development costs	(34.5)	29.6%	(26.6)
Non-GAAP free cash flow	$78.0	(20.6)%	$98.3

34	Third Quarter 2019 Form 10-Q

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

(dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
GAAP revenue	$221.1	$209.5	$662.6	$627.4
GAAP revenue growth	5.5%		5.6%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(5.3)	0.6	(14.2)	5.1
Non-GAAP organic revenue	$215.9	$210.1	$648.4	$632.4
Non-GAAP organic revenue growth	2.7%		2.5%

Non-GAAP organic revenue (2)	$215.9	$210.1	$648.4	$632.4
Foreign currency impact on Non-GAAP organic revenue (3)	1.5	—	5.4	—
Non-GAAP organic revenue on constant currency basis (3)	$217.3	$210.1	$653.8	$632.4
Non-GAAP organic revenue growth on constant currency basis	3.4%		3.4%

GAAP recurring revenue	$205.2	$188.7	$611.8	$562.3
GAAP recurring revenue growth	8.8%		8.8%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(5.5)	0.6	(14.0)	4.9
Non-GAAP organic recurring revenue	$199.7	$189.2	$597.8	$567.1
Non-GAAP organic recurring revenue growth	5.6%		5.4%

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

(3)
To determine non-GAAP organic revenue growth on a constant currency basis, revenues from entities reporting in foreign currencies were translated to U.S. Dollars using the comparable prior period's quarterly weighted average foreign currency exchange rates. The primary foreign currencies creating the impact are the Australian Dollar, British Pound, Canadian Dollar and EURO.

Third Quarter 2019 Form 10-Q	35

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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	September 30, 2019	Change	December 31, 2018
Cash and cash equivalents	$29.1	(5.8)%	$30.9
Property and equipment, net	37.3	(6.9)%	40.0
Software development costs, net	94.1	25.2%	75.1
Total carrying value of debt	503.1	29.9%	387.1
Working capital	(231.5)	(11.5)%	(207.7)
The following table presents selected financial information about our cash flows:

	Nine months ended September 30,
(dollars in millions)	2019	Change	2018
Net cash provided by operating activities	$122.1	(11.4)%	$137.8
Net cash used in investing activities	(153.0)	80.3%	(84.9)
Net cash used in financing activities	(144.6)	(70.4)%	(487.8)
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

36	Third Quarter 2019 Form 10-Q

Blackbaud, Inc.

At September 30, 2019, our total cash and cash equivalents balance included approximately $17.8 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating cash flow
Net cash provided by operating activities decreased by $15.7 million during the nine months ended September 30, 2019, when compared to the same period in 2018, primarily due to a $8.9 million decrease in net income adjusted for non-cash expenses, and a decrease in cash flow from operations associated with working capital. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. Cash flow from operations associated with working capital decreased $6.8 million during the nine months ended September 30, 2019, when compared to the same period in 2018, primarily due to an increase in the amount of deferred revenue recognized slightly outpacing customer billings and an increase in the collection of customer account balances in 2018 from an aging improvement initiative. Fluctuations in the timing of vendor payments also contributed to the decrease in cash flow from operation associated with working capital.
Investing cash flow
Net cash used in investing activities of $153.0 million increased by $68.1 million during the nine months ended September 30, 2019, when compared to the same period in 2018.
During the nine months ended September 30, 2019, we used net cash of $109.4 million, for our acquisition of YourCause, compared to $45.3 million spent on similar investments during the same period in 2018. We used $34.5 million for software development costs, which was up $7.9 million from cash spent during the same period in 2018. The increase in cash outlays for software development costs was primarily related to our innovative cloud-based solutions, as well as development activities for Blackbaud SKY, our modern cloud platform.
We also spent $9.6 million of cash for purchases of property and equipment during the nine months ended September 30, 2019, which was down $3.3 million from cash spent during the same period in 2018. The higher cash outlays for property and equipment during the same period in 2018 was primarily driven by leasehold improvements for our New Headquarters Facility in Charleston, South Carolina.
Financing cash flow
During the nine months ended September 30, 2019, we had a net increase in borrowings of $115.6 million, which was primarily used to finance our acquisition of YourCause.
We paid $20.3 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during the nine months ended September 30, 2019 compared to $27.4 million during the same period in 2018. The amount of taxes paid by us on the behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, employee exercise decisions, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter. In addition, during the nine months ended September 30, 2019, we paid dividends of $17.7 million, which was relatively consistent with the comparable period of 2018.
Cash used in financing activities associated with changes in restricted cash due to customers increased $209.3 million during the nine months ended September 30, 2019 when compared to the same period in 2018, as the amount of restricted cash held and payable by us to customers as of December 31, 2017 was significantly larger than at the same date in 2018.

Third Quarter 2019 Form 10-Q	37

Blackbaud, Inc.

2017 Credit Facility
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At September 30, 2019, our available borrowing capacity under the 2017 Credit Facility was $175.6 million. The 2017 Credit Facility matures in June 2022.
At September 30, 2019, the carrying amount of our debt under the 2017 Credit Facility was $503.1 million. Our average daily borrowings during the three and nine months ended September 30, 2019 were $517.8 million and $553.3 million, respectively.
The following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of September 30, 2019
Net Leverage Ratio	≤ 3.50 to 1.00	2.47 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	9.59 to 1.00
Under the 2017 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2017 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2017 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At September 30, 2019, we were in compliance with our debt covenants under the 2017 Credit Facility.
Commitments and contingencies
As of September 30, 2019, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$504.3	$7.5	$496.8	$—	$—
Interest payments on debt(2)	2.4	1.0	1.4	—	—
Operating leases(3)	167.3	26.1	40.5	24.8	75.8

Unrecorded contractual obligations:
Interest payments on debt(4)	46.2	17.4	28.8	—	—
Purchase obligations(5)	87.7	35.4	51.5	0.8	—
Total contractual obligations	$807.9	$87.4	$619.0	$25.6	$75.8

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2017 Credit Facility at September 30, 2019 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2017 Credit Facility for the purposes of determining minimum commitment amounts.

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
The total liability for uncertain tax positions as of September 30, 2019 and December 31, 2018, was $4.2 million and $3.7 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was $0.9 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively.

38	Third Quarter 2019 Form 10-Q

Blackbaud, Inc.

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
On October 28, 2019, our Board of Directors declared a fourth quarter dividend of $0.12 per share payable on December 13, 2019 to stockholders of record on November 27, 2019.

Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Foreign Currency Exchange Rates
Approximately 14% of our total revenue for the nine months ended September 30, 2019 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a loss of $11.9 million as of September 30, 2019 and a loss of $6.6 million as of December 31, 2018.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the nine months ended September 30, 2019, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the nine months ended September 30, 2019, the fluctuation in foreign currency exchange rates reduced our total revenue by $5.2 million and our income from operations by $1.1 million. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2019 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Third Quarter 2019 Form 10-Q	39

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

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes LIBOR rates. The Financial Conduct Authority in the U.K. has stated that it plans to phase out LIBOR by the end of calendar year 2021. We do not currently anticipate a significant impact to our financial position or results of operations as a result of this action as we expect that our financial contracts currently indexed to LIBOR will either expire or be modified before the phase out occurs. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of September 30, 2019, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2018 and September 30, 2019.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended September 30, 2019 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Note 2 to our consolidated financial statements in this report, we adopted ASU 2016-02 effective January 1, 2019. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new standard on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of ASU 2016-02.

40	Third Quarter 2019 Form 10-Q

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended September 30, 2019. All of these acquisitions were of common stock withheld by us to satisfy tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, July 1, 2019				$50,000
July 1, 2019 through July 31, 2019	1,088	$85.34	—	50,000
August 1, 2019 through August 31, 2019	4,349	90.40	—	50,000
September 1, 2019 through September 30, 2019	358	92.55	—	50,000
Total	5,795	$89.58	—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

Third Quarter 2019 Form 10-Q	41

Blackbaud, Inc.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags, including Cover Page XBRL tags, are embedded within the Inline XBRL Document.	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

42	Third Quarter 2019 Form 10-Q

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	November 1, 2019	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2019	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Third Quarter 2019 Form 10-Q	43