Form 10-K
period 2019-12-31
BLACKBAUD INC
filed 2020-02-20
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2019 (based on the closing sale price of $83.50 on that date) was approximately $3,578,045,224. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of February 5, 2020 was 49,142,338.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2020 Annual Meeting of Stockholders currently scheduled to be held June 10, 2020 are incorporated by reference into Part III hereof. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2019.

2019 Form 10-K	1

Blackbaud, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the documents incorporated herein by reference, contains forward-looking statements that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These "forward-looking statements" are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, our ability to successfully integrate acquired businesses and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock-based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, the adequacy of our data security procedures, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “will,” “targets,” “plans,” “anticipates,” “aims,” “projects,” “estimates,” or any variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Accordingly, they should not be viewed as assurances of future performance, and actual results may differ materially and adversely from those expressed in any forward-looking statements.
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

2	2019 Form 10-K

Blackbaud, Inc.

PART I.
ITEM 1. BUSINESS

Description of Business
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, companies, education institutions, healthcare organizations and individual change agents—we connect and empower organizations and individuals to increase their impact through cloud software, services, expertise and data intelligence. Blackbaud brings more than three decades of leadership to this sector: since originally incorporating in New York in 1982 and later reincorporating as a South Carolina corporation in 1991 and as a Delaware corporation in 2004, our tailored portfolio of software and services has grown to support the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Our solutions are designed to meet the needs of virtually all types of organizations in the social good community, from major global institutions to small charities to individuals. At the end of 2019, we had over 45,000 customers located in over 100 countries. We are deeply proud to play a part in our customers’ success in their missions to provide healthcare and cure diseases, advance education, preserve and share arts and culture, protect the environment, support those in need and more.

Market Overview
The social good industry is significant, spanning far beyond philanthropy, and our addressable market is substantial and growing
Worldwide there are millions of social good organizations including nonprofits, foundations, companies, education institutions and healthcare organizations. Billions of individuals are also active participants in the social good community by donating funds, volunteering their time, advocating for a cause or otherwise engaging with social good organizations.
Our estimated current total addressable market ("TAM") is greater than $10 billion. This includes expansions into new and near adjacencies in 2019, including our Cloud Solution for Faith Communities, our expanded Cloud Solution for Higher Education, as well as our acquisition of YourCause Holdings, LLC ("YourCause") on January 2, 2019.
Traditional methods of fundraising and organizational management are often costly and inefficient
Many social good organizations use manual methods or stand-alone software applications not specifically designed for fundraising and organizational management for institutions like theirs. Such methods are often costly and inefficient because of the difficulties in effectively collecting, sharing and using donation-related information. Furthermore, general purpose software applications frequently have limited functionality for the unique needs of our customer base and do not efficiently integrate multiple databases. Some social good organizations have developed proprietary software, but doing so is expensive, requiring on-site technical personnel for development, implementation and maintenance.
The nonprofit industry faces particular operational challenges
Nonprofit organizations, education institutions, healthcare organizations and houses of worship must efficiently:

•	Solicit funds and build relationships with major donors;

•	Garner small cash contributions from numerous contributors;

•	Manage and develop complex relationships with large numbers of constituents;

•	Advocate for policies and behaviors that advance their cause or institution;

2019 Form 10-K	3

Blackbaud, Inc.

•	Communicate their accomplishments and the importance of their mission online and offline;

•	Comply with complex accounting, tax and reporting requirements that differ from those for traditional businesses;

•	Solicit cash and in-kind contributions from businesses to help raise money or deliver products and services;

•	Provide a wide array of programs and services to individual constituents and beneficiaries; and

•	Improve the data collection and information sharing capabilities of their employees, volunteers and donors by creating and providing distributed access to centralized databases.
Because of these challenges, we believe nonprofits, education institutions, healthcare organizations and houses of worship can benefit from software applications and services specifically designed to serve their particular needs and workflows to grow revenue, work effectively and accomplish their missions.
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

Strategy
Our objective is to maintain and extend our position as the leading provider of cloud software and services for the global social good community, supporting our customers' missions from securing resources, managing their operations, to delivering their programs and measuring their impact. Our key strategies for achieving this objective are described below.
Delight Our Customers
We intend to make our customers' experience with us effective, efficient and satisfying from their initial interest in our solutions and services through their decision to purchase, engage with customer support and utilize solution enhancements. We continue to focus on initiatives aimed at improving the consistency and quality of user experience across our offerings. We also continue to evolve the way we package and sell our offerings to provide high quality and value combined with flexibility to meet the unique needs of our existing and prospective customers. For example, we have increased the number of our cloud solutions sold under a subscription pricing model, which can make it easier for customers to purchase our solutions. In addition, we are continuing to integrate value-adding capabilities such as payment services, analytics and business intelligence into our suite of solutions to better address our customers' needs with comprehensive offerings. We will continue to focus on providing the highest level of solution support, enhancing our existing solutions and developing new solutions and services designed to help our customers be more effective and achieve their missions.

4	2019 Form 10-K

Blackbaud, Inc.

Execute on our Four-Point Growth Strategy
During 2019, we continued to execute our four-point growth strategy targeted to drive solution and service innovation, quality enhancement, increased operating efficiency and improved financial performance:

1.	Delight Customers with Innovative Cloud Solutions
This strategy reflects our relentless focus on driving value and outcomes for our customers through our solutions. Blackbaud SKY®, our platform for cloud innovation, is a core tenant of this strategy and continues to power an elevated level of innovation by our engineers. It is also enabling our growing ecosystem of partners who are also passionate about social good, to extend and expand the capabilities available to our customers. For the first time in the history of the Company, beginning in 2019, there are now significantly more outside developers developing on our platform than Blackbaud engineers.
The customers we serve require vertical specific business solutions to automate their operations. In October 2019, we announced the general availability of Blackbaud Church Management™, which is already transforming the faith community technology landscape. We now serve congregations in more than half of the 50 U.S. states, representing all different sizes and spanning more than 13 denominations. Bringing this solution to market is a significant step toward addressing several challenges in the faith market and a substantial opportunity for Blackbaud. We are seeing positive momentum as more functionality continues to be released, market awareness is increasing and win rates are improving.
We are also seeing momentum continue to build in our Higher Education Vertical where Blackbaud powers 24 of the top 25 private U.S. colleges as ranked by Forbes. A year after introducing the Cloud Solution for Higher Education, we continue to drive innovation and introduce solutions taking full advantage of the rapid innovation, modern user experience and enhanced capabilities made possible by our Blackbaud SKY platform. We extended our industry proven Education Management portfolio up market to small-scale higher education institutions. We are seeing strong sales momentum and look forward to seeing these customers begin to go live in 2020. We also recently introduced talent management capabilities as part of the Cloud Solution for Higher Education, providing institutions the first online performance tracking tool for fundraising leaders and managers, enabling transparency, proactive management and peer gift officer benchmarking.
Blackbaud Peer-to-Peer Fundraising powered by JustGiving continues to gain traction. Since the U.S. launch in early 2019, over 1,000 customers have signed up to use the solution and roughly half of these organizations are net new customers to Blackbaud.

2.	Drive Sales Effectiveness
We have been investing in sales and marketing to better address our market opportunity with a focus on adding additional sales headcount, improving productivity and putting a greater focus on adding net new logos. One way we are equipping our growing salesforce to be more effective is by investing in the necessary technology and resources to efficiently drive an increased number of quality leads and better cover our large addressable market. We have grown our lead generation teams, which we call business development representatives, to support our growing sales teams. We have simultaneously increased the productivity of our business development representatives with the implementation of a leading sales engagement technology platform, enabling our teams to generate more prospects, and convert those prospects into sales opportunities. We are entering 2020 with an improved ratio of business development representatives to account executives, and the lead generation from the team has increased substantially as a result of these changes. We have also implemented software tools to enhance our digital footprint and drive lead generation across the company. For the first time ever, we are taking a multi-touch attribution approach to measuring the effectiveness of our marketing campaigns to drive efficiency in our go-to-market efforts and improve returns on our marketing dollars. This is just one of many examples of how we are optimizing our structure, tools and processes to better address our large vertical market opportunities.  We have made significant strides in laying the foundation to develop a highly productive and scalable operating model, which included significant organizational structure changes as we centralized many back-office functions and aligned our go-to-market efforts by vertical. This transformation is now behind us, putting us in a position to drive productivity across our vertical sales teams.

2019 Form 10-K	5

Blackbaud, Inc.

3.	Expand TAM
In January 2019, we acquired YourCause, which positions us as a global leader in corporate social responsibility and employee engagement technology. One third of Fortune 500 companies trust Blackbaud as their CSR technology partner, and in 2019 alone, YourCause solutions processed over $1 billion dollars in donations and grants which benefited over 170,000 social good organizations. In the year since the acquisition, we have fully integrated YourCause's administrative functions into our global centers of excellence and expanded the sales team to fuel what is already a fast-growing business within the company. Our TAM now stands at over $10 billion, and we remain active in the evaluation of opportunities to further expand our addressable market through acquisitions and internal product development.

4.	Improve Operating Efficiency
We are also focused on operational efficiency to strengthen the business and position us for long-term success. During 2019, we continued executing a comprehensive workplace strategy to better align our organizational objectives with our geographic footprint. We designated Charleston, South Carolina, Austin, Texas, London, United Kingdom ('U.K.") and Sydney, Australia as our hub locations, and we have leveraged a more flexible office strategy to replace and upgrade some of our former offices and expand our footprint into new locations for customer-facing roles. Most recently, we moved our London offices into a new flexible workspace marking a significant milestone in the integration of our Blackbaud Europe and JustGiving teams. In 2019, we largely completed this optimization effort, and we will continue to evaluate our footprint in alignment with our global workplace strategy. Our aim is optimizing our office utilization, improving our geographic sales coverage and enhancing our employees' daily experience to improve productivity and effectiveness.
Attract Top Talent and Actively Engage Employee Base
Our higher purpose is to help good take over the world, and we have incredible customers whose missions make the world a better place. Driven by this purpose, our employees come to work every day knowing that they can make a real difference with our customers as they pursue their missions. Collaboration, innovation and high standards are core to our culture and help to enable the great work we do. We strive to hire the best employees and provide a workplace where their talents and potential are realized. Our employees' engagement is a focus of every leader at Blackbaud, and we continually work to understand what matters and to make our workplace better. We believe people with a passion for purpose can have a unique and fulfilling career experience on our team. Our leaders are committed to our employees' personal and career development and continually work to improve the training and tools provided to their teams.
Drive Strength in Our Sector as an Industry Thought Leader
In our nearly 40 years of operation, we have gained significant insight into the overall market and industry segments in which we operate. We produce a wide range of thought leadership resources, including blogs, monthly indices and white papers, which provide insights and guidance to the social good community. We also participate in and convene a number of industry forums, where we exchange views and engage with industry and government leaders. Our annual user conference, bbcon®, serves in part as a forum to offer thought leadership to our customers, as do other market-specific user conferences, events and customer gatherings. The Blackbaud Institute for Philanthropic Impact (the "Blackbaud Institute") brings together leading experts in philanthropy to develop and share leading-edge research and insight that accelerates the impact of the social good community. The research and reports the Blackbaud Institute produces serve to strengthen the social good community as a whole.
In 2019, we announced our partnership with One Million by One Million ("1Mby1M") to launch the Social Good Start-up Challenge focused on tech start-ups on a mission to solve problems that matter to the social good community. We also announced The Explorer by Blackbaud Institute, the premier online knowledge base for information and statistics about social good. Content is updated regularly and is provided free of charge to the public as a part of Blackbaud’s give-back philosophy. We intend to expand these activities and further build our reputation as a thought leader within the industry.

6	2019 Form 10-K

Blackbaud, Inc.

Solutions and Services
We offer the social good community comprehensive cloud solutions to advance their missions, backed by our data intelligence services, which deliver insights powered by, what we believe is, the world's most robust philanthropic data set. Our solutions can be combined with a range of consulting, training and professional services, maintenance and technical support, as well as payment processing, analytic and business intelligence services. The Blackbaud portfolio is delivered primarily through cloud solutions tailored to the unique needs of vertical markets, offering fundraising and relationship management, marketing and engagement, financial management, grant and award management, organizational and program management (such as education management, church management and ticketing), social responsibility, payment services and analytics.
Our specific solutions and services include:
Fundraising and Relationship Management
Blackbaud Raiser's Edge NXT® is our flagship cloud fundraising and relationship management solution. Blackbaud Raiser's Edge NXT is the first and only cloud fundraising and relationship management solution that is all-inclusive, fully integrated with data, analytics, marketing tools, payment processing and tailored user-specific experiences. Blackbaud Raiser's Edge NXT is, we believe, the most advanced technology available to nonprofits seeking to operate more efficiently and raise more support for their missions.
Blackbaud CRM™ is a comprehensive, configurable fundraising and relationship management solution. It is our lead offering for enterprise-level organizations seeking a powerful, yet adaptable solution for fundraising, marketing, and program management across the engagement lifecycle, specializing in supporting sophisticated major giving, membership and high-volume direct marketing programs. Blackbaud CRM helps organizations build deeper and more personalized relationships with constituents, build their brands through online engagement and multichannel communication tools, and more effectively fundraise, leveraging campaign management, business intelligence and analytics. Blackbaud CRM can be sold as an integrated solution with our enterprise online solutions to enable multi-channel marketing, online engagement and event fundraising.
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
Blackbaud Peer-to-Peer Fundraising™, powered by JustGiving™ is one of the world's leading social platforms for giving. Blackbaud Peer-to-Peer Fundraising, powered by JustGiving provides world-class technology and innovative tools to connect people with the causes they care about. By making giving more simple, social and rewarding, JustGiving helps all causes, charities and people in need to reach more people and raise more money.
everydayhero® is a cloud solution designed to meet the peer-to-peer fundraising needs of nonprofits' supporters. It is a leading donor acquisition tool and helps nonprofits connect with a younger, more online-focused generation of donors, a first step in helping nonprofits develop long-term relationships with their supporters.
Blackbaud Guided Fundraising™ and Blackbaud Volunteer Network Fundraising™ can work together or independently to help higher education institutions meet their advancement targets and development campaign goals. Blackbaud Guided Fundraising is used by institutions seeking to manage all the details behind the sophisticated, person-to-person solicitation strategies that drive fundraising results. Blackbaud Volunteer Network Fundraising helps institutions manage volunteer fundraising campaigns with tools for project management, communication, and reporting.

2019 Form 10-K	7

Blackbaud, Inc.

Marketing and Engagement
Blackbaud Luminate Online®, delivered in the cloud, helps our customers better understand their online supporters, make the right ask at the right time, and raise money online. It includes tools to build online fundraising campaigns as part of an organization's existing website or as a stand-alone fundraising site. Donation forms, gift processing and tools for communicating through web pages and email give our customers the essentials for building sustainable donor relationships. Customers can also purchase additional modules including Blackbaud Luminate Advocacy™, which combines online marketing tools and legislative data to mobilize supporters and influence policy-makers.
Blackbaud Online Express™ is a simple, cloud fundraising and marketing tool designed for smaller nonprofit organizations using Blackbaud Raiser's Edge NXT. It provides nonprofits with easy-to-use, fully integrated features and functionality such as email marketing, donation forms, event registrations and dashboard metrics.
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
Financial Management
Blackbaud Financial Edge NXT® is the first-of-its-kind cloud accounting solution for nonprofits that is intuitive, fully integrated, and built the way nonprofits need it on our modern Blackbaud SKY cloud platform. Blackbaud Financial Edge NXT is advanced technology with powerful reporting tools to help accounting teams drive transparency, stewardship, and compliance while enabling them to seamlessly manage transactions and eliminate manual processes. It seamlessly integrates with Blackbaud Raiser's Edge NXT to simplify gift entry processing and relates information from both systems in an informative manner to eliminate redundant tasks and manual processes. Blackbaud Financial Edge NXT provides nonprofit organizations with the means to help manage fiscal and fiduciary responsibility, enabling them to be more accountable to their constituents.
Blackbaud Tuition Management™ benefits schools by giving administrators better access to financial data and payment services, and by giving parents more ways to remit tuition payments. The solution helps ease the burden for administrative staff by offering invoicing, payment processing, customer service, enhanced communication with parents and later payer follow-up services.
Blackbaud Financial Aid Management Aid™ offers schools the ability to accept online, customized applications for financial aid and to make better financial aid decisions with a proprietary Hobbies, Interest and Lifestyles ("HIL") profile. The HIL profile provides in-depth information on an applicant, delivering to the school a way to make more informed decisions on how they distribute financial aid awards.
Grant and Award Management
Blackbaud Grantmaking™ is a cloud solution built with core functions that provide comprehensive grant making capabilities, but with many additional capabilities and features, such as visual dashboards. It has a modern user interface, is user friendly and can be highly personalized. Coupled with Blackbaud Outcomes™  funders and nonprofits are empowered to collaborate around their intended outcomes and work together to achieve impact. Both the funder and the nonprofit can tell an impact story using ROI-focused results and a common outcomes measurement language.
Blackbaud Award Management™ is a comprehensive, integrated scholarship management platform for higher education and K-12 institutions and foundations, allowing students to apply for all awards using one intuitive and streamlined application process and eliminating many time-consuming administrative tasks. This leads to improved awarding, reporting, compliance, communication and stewardship.

8	2019 Form 10-K

Blackbaud, Inc.

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
Blackbaud Church Management™ is a comprehensive, end-to-end cloud solution to manage church operations, relationships with congregants, and essential financial management needs. With Blackbaud Church Management, faith communities can track gifts and tithing, assimilate new members, directly communicate with congregations through multiple channels, enable members to make online and mobile contributions, manage small groups and volunteers, implement secure child check-in, conduct background checks, provide bulk tax statements, manage facilities, and more. Faith communities can also add other Blackbaud capabilities from the new Cloud Solution for Faith Communities as their needs scale all through one integrated experience.
Social Responsibility
YourCause™ is a cloud platform for employee giving, volunteering, and communication used to support corporate philanthropy by building meaningful connections between corporations, employees and nonprofits. After implementing YourCause solutions, customers typically show significant growth in volunteers, donations, engagement and more. These reported successes demonstrate a larger trend: overall ability to attract employees and customers alike by strengthening a company's reputation. Eight million people can currently engage with YourCause's solution, which processed more than $1 billion in donations and grants during 2019 and has coordinated, tracked and rewarded more than 42 million volunteer hours for its customers.
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

2019 Form 10-K	9

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
Blackbaud’s Intelligence for Good® is a unique, comprehensive approach through which we combine artificial intelligence, analytics, big data, and expertise in cloud services and other channels. This powerful approach enables social good organizations to transform data into insights. We embed the value of Intelligence for Good directly in our solutions through SKY Intelligence®.
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
Customer Success
Our Customer Success organization is responsible for managing the business and technical relationship with our customers. Their mission is to develop and foster relationships within all levels of the customer organization to build more demonstrated value in our solutions and services. Customer Success Managers work to proactively communicate to drive overall satisfaction and retention of our customer's business. At every point of communication, they work to collect and analyze actionable information that can be used to make their experience positive and consistent. Their goal is to partner with customers to ensure that they are fully engaged and have an advocate within Blackbaud who works to meet their needs. Customer Success Managers bring industry knowledge and expertise to the customer relationship and strive to help our customers achieve positive growth and outcomes.
Customer Support & Maintenance
Most customers that purchase our solutions also enroll in one of our support and maintenance programs. For all of our cloud subscription solutions, customer support is automatically included as part of the solution with no additional charge. Customers enrolled in the programs enjoy fast, reliable customer support, receive regular software updates, stay up-to-date with regular communication and have unlimited, around-the-clock access to support resources, including our extensive knowledgebase and forums. Customers who enroll in upgraded support and maintenance plans receive enhanced benefits such as call support priority and dedicated support resources for an additional charge.

10	2019 Form 10-K

Blackbaud, Inc.

Professional and Managed Services
Our expert consultants provide data conversion, implementation and customization services for each of our software solutions. These services include:

•	System implementation;

•	Data conversion, business process analysis and application customization;

•	Database merging and enrichment, and secure credit card transaction processing;

•	Database production activities; and

•	Website design services.
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

Customers
At the end of 2019, we had over 45,000 global customers including nonprofits, foundations, companies, education institutions, healthcare organizations and other social good entities. There are millions of users of our solutions in more than 100 countries. Our largest single customer accounted for less than 1% of our 2019 consolidated revenue.

Sales and Marketing
Most of our solutions and related services are sold through our direct sales force. Our direct sales force is complemented by a team of business development representatives responsible for sales lead generation and qualification. These sales and marketing professionals are primarily located throughout the United States, the U.K., Canada and Australia. As of December 31, 2019, we had 560 direct sales employees.
We conduct marketing programs to create brand recognition and market awareness for our solutions and services. Our marketing efforts include participation at tradeshows, technical conferences and technology seminars, publication of technical and educational articles in industry journals, preparation of competitive analyses and the use of software tools to enhance our digital footprint and drive lead generation. Our customers and strategic partners provide references and recommendations that we often feature in our advertising and promotional activities.
We believe relationships with third parties can enhance our sales and marketing efforts. We have and will continue to establish additional relationships with companies that provide services to the philanthropic industry, such as consultants, educators, publishers, financial service providers, complementary technology providers and data providers. These companies promote or complement our solutions and provide us access to new customers.

2019 Form 10-K	11

Blackbaud, Inc.

Corporate Philanthropy and Volunteerism
Blackbaud operates under a fundamental belief that the world would be better if good took over. The company is an active participant in the ecosystem of good, working to drive positive change both through what we do as a business and how we serve individually. We offer an array of philanthropy programs aimed at engaging our employees as agents of good, including matching gifts, competitive grants that honor excellent examples of volunteerism, employee-led grants committees, skills-based volunteerism initiatives, as well as science, technology, engineering and mathematics focused community programs. Blackbaud attracts people who are committed to service, with 89% saying our focus on nonprofits was a driver in their decision to join the company, 89% actively serving as volunteers and 25% serving on a nonprofit board or committee.

Competition
The market for software and related services in the philanthropic industry is competitive and highly fragmented. For certain areas of the market, entry barriers are low, as general tools for small businesses can usually be configured to manage the most basic marketing, contact management, and accounting needs of social good organizations. In parallel, as software development evolves from a highly-complex tradecraft with nuanced understanding of architectural patterns and discrete languages, to click-to-code and drag-and-drop development with natively cloud-based infrastructure, it becomes easier for competitors to quickly spin up basic applications with embedded security and functionality. However, once basic needs are met, programs unique to social good organizations like fundraising, gift and grant management, and peer-to-peer activism require highly specialized tools to configure and transform general business software to match the complexities of the industry. These specialized applications have a higher barrier of entry as they require industry insight to accurately articulate the business workflow that generates the requirements that are translated into code for software products. Moreover, because social good organizations rely heavily on relationships with and among their supporters, integration of systems drives value beyond mere efficiency. Hence, we believe our insight, the full spectrum of our current solutions and our ability to deliver on future solutions makes us a strong competitor. We expect to continue to see new entrants as focus on social investment solutions increases to satisfy Millennial and Gen Z donors, the barriers of entry continue to decline with natively cloud solutions, and social good organizations rely intrinsically on technology to manage emerging revenue channels and increasingly complex operations.
Our competition falls into four primary categories:

•
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

•
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

•
General business software vendors such as Salesforce.com and Oracle, compete with us in certain areas of our business. While there is a growing trend toward social investment that is prompting philanthropic solutions from these general business vendors, most do not have a complete nonprofit specific focus and, therefore, do not offer or intend to offer nonprofit-specific versions for outside sales. However, there is a subset of general business software competitors who have introduced nonprofit-specific versions of their products. These products generally do not satisfy the needs of nonprofits from end-to-end as they were not designed to support the specific needs of nonprofits during the original architecture, design, and requirements elicitation phases; therefore, we believe that because these products were not originally designed for nonprofits, they are not yet capable of meeting market needs without significant customization. The significant customization required to transform general business products into nonprofit solutions often requires the use of consultants to guide the implementation, without which, leave the adoption of general business software

12	2019 Form 10-K

Blackbaud, Inc.

limited to very basic operations and simple needs. We believe our solutions compete successfully against general business software as a nonprofit’s needs grow more complex. As a result, we believe we can compete successfully to meet nonprofit-specific requirements, often integrating with general business platforms used for their more generalized operations.

•
Consumer-oriented fundraising platforms such as GoFundMe, Virgin Money Giving and Facebook compete with our business where consumers raise funds directly. To drive adoption of their platforms, these vendors rely on a combination of direct-to-consumer marketing, marketing to nonprofits who in turn market to their supporters, and marketing to intermediate entities such as an event sponsor who will market to participants. We believe we compete well in this market through a combination of positive brand recognition among all three of these groups and the combination of our consumer- and organization-oriented tools relative to those of the competition.

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

Technology and Architecture
Blackbaud SKY provides the foundation for all of Blackbaud’s cloud solutions, enabling highly available and easy-to-use cloud capabilities that integrate seamlessly and offering best-in-class infrastructure, integrated shared services, and modern, effective, purpose-built solutions. The platform’s service-oriented architecture organizes application features into independently deployable services and then leverages these self-contained services as integrated capabilities across our solution portfolio. This enables rapid innovation with high quality and high availability and lets Blackbaud evolve services over time at asymmetric paces as tech trends and tools emerge. Blackbaud SKY prioritizes customer value and speed of delivery. It enables rapid releases, scalable and high-quality services, and speedy time to market. Blackbaud SKY also provides a toolset for customers, partners, and developers to create and deploy self-contained services within the Blackbaud SKY ecosystem. SKY API enables developers to augment Blackbaud solutions with industry-standard REST APIs, standards-based authentication protocols, and a best-in-class developer experience. SKY UX allows developers to create applications with the same consistent, cohesive user interface as Blackbaud’s native solutions using an open source framework that implements Blackbaud design patterns and provides guidelines and tooling for the entire application lifecycle. These tools enable Blackbaud customers to benefit not just from the innovation of Blackbaud’s own large team of developers, but also from an exponentially larger community of partners and third-party developers.
The development strategy for all Blackbaud cloud solutions emphasizes:

•	Flexibility: Customers can extend our component-based architecture to accommodate changing demands without modifying source code.

•	Adaptability: The architecture of our applications allows us to easily add functionality or integrate with third-party applications to adapt to customer needs and market demands.

•
Scalability: Scalable architecture and the performance, capacity and load balancing of our customers' industry-standard web servers and databases ensure that applications can scale to meet the needs of large organizations.

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

2019 Form 10-K	13

Blackbaud, Inc.

Employees
As of December 31, 2019, we had 3,611 employees, none of whom are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are satisfactory.

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

Information About Our Executive Officers
The following table sets forth information concerning our executive officers as of February 15, 2020:

Name	Age	Title
Michael P. Gianoni	59	President and Chief Executive Officer
Anthony W. Boor	57	Executive Vice President and Chief Financial Officer
Kevin W. Mooney	61	Executive Vice President and President, General Markets Group
Kevin P. Gregoire	52	Executive Vice President and President, Enterprise Markets Group
Jon W. Olson	56	Senior Vice President and General Counsel
Michael P. Gianoni joined us as President and Chief Executive Officer in January 2014. Prior to joining us, he served as Executive Vice President and Group President, Financial Institutions at Fiserv, Inc., a global technology provider serving the financial services industry, from January 2010 to December 2013. He joined Fiserv as President of its Investment Services division in December 2007. Mr. Gianoni was Executive Vice President and General Manager of CheckFree Investment Services, which provided investment management solutions to financial services organizations, from June 2006 until December 2007 when CheckFree was acquired by Fiserv. From May 1994 to November 2005, he served as Senior Vice President of DST Systems Inc., a global provider of technology-based service solutions. Mr. Gianoni is a member of the Board of Directors of Teradata Corporation, a publicly traded global big data analytics company. Mr. Gianoni has served on several nonprofit boards across several segments, including relief organizations, hospitals and higher education. He currently is a board member of the International African American Museum. He holds an AS in electrical engineering from Waterbury State Technical College, a BS with a business concentration from Charter Oak State College, and an MBA and an honorary Doctorate from the University of New Haven.

14	2019 Form 10-K

Blackbaud, Inc.

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
Kevin W. Mooney has served as our Executive Vice President and President, General Markets Group since January 2010. He joined us in July 2008 as our Chief Commercial Officer. Before joining Blackbaud, Mr. Mooney was a senior executive at Travelport GDS from August 2007 to May 2008. As Chief Commercial Officer of Travelport GDS, one of the world's largest providers of information services and transaction processing to the travel industry, Mr. Mooney was responsible for global sales, marketing, training, service and support activities. Prior to that he was Chief Financial Officer for Worldspan from March 2005 until it was acquired by Travelport in August 2007. Mr. Mooney has also held key executive positions in the telecommunications industry and he served as a member of the Board of Directors of Level 3 Communications, Inc., a publicly traded global managed network services company, from October 2014 to November 2017. Prior to that he served on the Board of Directors of tw telecom from August 2005 until it was acquired by Level 3 in October 2014. He holds a BS in Finance from Seton Hall University, and an MBA in Finance from Georgia State University.
Kevin P. Gregoire joined us as Executive Vice President and President, Enterprise Markets Group in April 2018. Prior to joining us, Mr. Gregoire was Group President of the Financial Institutions Group at Fiserv, a global technology provider serving the financial services industry, from March 2014 until February 2018. He joined Fiserv in December 2002 and served in other key leadership roles including Division President and Chief Operating Officer, Card Services, and Senior Vice President of Product and Network Strategy. Mr. Gregoire is also a veteran of the United States Army, where he served as Lieutenant in the Corps of Engineers and was awarded three Army Commendation Medals. He holds a BS from the United States Military Academy at West Point, and an MBA from the F.W. Olin School of Business at Babson College.
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

Strategic Risks
Our failure to compete successfully could cause our revenue or market share to decline.
Our market is highly competitive and rapidly evolving, and there are limited barriers to entry for many segments of this market.

2019 Form 10-K	15

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
More rapid than expected success in implementing our strategic shift from a license-based and one-time services business model to a cloud subscription business model could negatively impact our total revenue growth and financial performance.
We continue to intentionally shift our focus towards selling cloud subscription solutions, which generally require less customization services. Also, our cloud solution contracts now frequently include subscription-based professional, analytic and training services. This strategic shift to migrate our existing customers and sell new customers our cloud subscription solutions results in a decrease in our one-time services contracts and revenue. Although our business model seeks to anticipate the rate of migration and resulting negative impact on our total revenue growth, more rapid than expected success in implementing this strategic shift could negatively impact our total revenue growth and financial performance.
The market for software and services for the social good community might not grow and the organizations in that community might not continue to adopt our solutions and services.
Many organizations in the social good community, including nonprofits, foundations, companies, education institutions and healthcare organizations, have not traditionally used integrated and comprehensive software and services for their specific needs. We cannot be certain that the market for such solutions and services will continue to develop and grow or that these organizations will elect to adopt our solutions and services rather than continue to use traditional, less automated methods, attempt to develop software internally, rely upon legacy software systems, or use software solutions not specifically designed for this market. Organizations that have already invested substantial resources in other fundraising methods or other non-integrated software solutions might be reluctant to adopt our solutions and services to supplement or replace their existing systems or methods. In addition, the implementation of one or more of our software solutions can involve significant capital commitments by our customers, which they may be unwilling or unable to make. If demand for and market acceptance of our solutions and services does not increase, we might not grow our business as we expect.
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

16	2019 Form 10-K

Blackbaud, Inc.

or enhancements do not achieve market acceptance, our business, results of operations and financial condition may be materially adversely affected.
If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer.
We currently have non-U.S. operations primarily in the U.K., Canada, Australia and Costa Rica, and we intend to expand further into international markets. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors. If we are unable to grow our international operations in a cost-effective and timely manner, our business and operating results could be harmed.
We expect that an increasing portion of our international revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. If we expand our international operations, exposures to gains and losses on foreign currency transactions may increase.
Doing business internationally involves additional risks that could harm our operating results. Along with risks similar to those faced by our U.S. operations, our international operations are also subject to risks related to differing legal, political, social and regulatory requirements and economic conditions, including:

•	the imposition of additional withholding taxes or other tax on our foreign income, tariffs or restrictions on foreign trade or investment, including currency exchange controls;

•
greater risk of a failure of our employees and partners to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and any trade regulations ensuring fair trade practices; and

•
the imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, including those pertaining to export restrictions, privacy and data protection, trade and employment restrictions and intellectual protections.

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
Acquisitions could be difficult to consummate and integrate into our operations, and they could disrupt our business, dilute stockholder value or impair our financial results.
As part of our business strategy, we will continue from time to time to seek to grow our business through acquisitions of new or complementary businesses, technologies or products that we believe can improve our ability to compete in our existing customer markets or allow us to enter new markets. The potential risks associated with acquisitions and investment transactions include, but are not limited to:
•failure to realize anticipated returns on investment, cost savings and synergies;
•difficulty in assimilating the operations, policies and personnel of the acquired company;
•unanticipated costs associated with acquisitions;
•challenges in combining product offerings and entering into new markets in which we may not have experience;
•distraction of management’s attention from normal business operations;
•potential loss of key employees of the acquired company;

2019 Form 10-K	17

Blackbaud, Inc.

•difficulty implementing effective internal controls over financial reporting and disclosure controls and procedures;
•impairment of relationships with customers or suppliers; and
•issues not discovered in due diligence, which may include product quality issues or legal or other contingencies.
Acquisitions may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, and amortization expenses or write-downs related to intangible assets such as goodwill, any of which could have a material adverse effect on our operating results or financial condition. We may experience risks relating to the challenges and costs of closing a business combination and the risk that an announced business combination may not close. There can be no assurance that we will be successful in making additional acquisitions in the future or in integrating or executing on our business plan for existing or future acquisitions.
A reduction in the growth or amount of charitable giving could adversely affect our operating results and financial condition.
A large percentage of our customers are nonprofits, foundations, education institutions, healthcare organizations and other members of the social good community that fully or partially rely on charitable donations. If charitable giving, including online giving, does not continue to grow or declines, it could limit our current and potential customers' ability to use and pay for our solutions and services, which could adversely affect our operating results and financial condition.
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
Our failure to obtain licenses for, or our use of, third-party technologies could harm our business.
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
Our use of third-party technologies also exposes us to increased risks including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs.
The U.K.'s departure from the European Union ("EU") could adversely affect us.
The U.K. held a referendum on June 23, 2016 on its membership in the E.U., in which a majority of U.K. voters voted to exit the E.U. (commonly referred to as "Brexit"). Thereafter, the E.U. and the U.K. engaged in extensive negotiations designed to reach agreement regarding the future terms of the U.K.'s relationship with the E.U., including the terms of trade between the U.K. and the E.U. and a transition period during which the agreed relationship would be implemented in stages to facilitate a gradual and orderly Brexit. Effective January 31, 2020, the U.K. is no longer a member of the E.U., and the transition period is currently set to expire on December 31, 2020, during which time the U.K. and E.U. will continue to negotiate an agreement. There can be no assurance that they will be successful in doing so. Because we currently conduct business in the U.K. and in Europe, the U.K.’s exit from the E.U. under such circumstances creates uncertainty and could disrupt our business. For example, Brexit could affect the business of and/or our relationships with our customers and partners, including with regard to data privacy, as well as alter the relationship among tariffs and currencies, including the value of the British Pound and the Euro relative to the US dollar. The ultimate effects of Brexit on us, including those mentioned above and others we cannot now anticipate, are difficult to predict and could adversely affect our business, business opportunities, results of operations or financial condition in both the short-term and thereafter.

18	2019 Form 10-K

Blackbaud, Inc.

Operational Risks
Defects, delays or interruptions in our cloud solutions and hosting services could diminish demand for these services and subject us to substantial liability.
We currently utilize data center hosting facilities to provide cloud solutions to most of our subscription customers and hosting services to our on-premise license customers. Any damage to, or failure of, these data center systems generally could result in interruptions in service to our customers, notwithstanding any business continuity or disaster recovery agreements that may currently be in place at these facilities. Because our cloud solutions and hosting service offerings are complex and we have incorporated a variety of new computer hardware and software systems at our data centers, our services might have errors or defects that users identify after they begin using our services. This could result in unanticipated downtime for our customers and harm to our reputation and business results. Internet-based services sometimes contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our web-based services and new errors might again be detected in the future. In addition, our customers might use our Internet-based offerings in unanticipated ways that cause a disruption in service for other customers attempting to access their data.
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
If we are unable, or our customers believe we are unable, to detect and prevent unauthorized use of payment card information, we could be subject to financial liability, our reputation could be harmed and customers may be reluctant to use our solutions and services.
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

2019 Form 10-K	19

Blackbaud, Inc.

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
A compromise of our data security that results in customer or donor personal or payment card data being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity and could result in litigation against us or the imposition of penalties. We might be required to expend significant capital and other resources to further protect against security breaches or to rectify problems caused by any security breach, including notification under data privacy laws and regulations and expenses related to remediating our information security systems. Even though we carry cyber-technology insurance policies that may provide insurance coverage under certain circumstances, we might suffer losses as a result of a security breach that exceed the coverage available under our insurance policies or for which we do not have coverage. A security breach and any efforts we make to address such breach could also result in a disruption of our operations, particularly our online sales operations.
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
We depend on our principal executive offices and other facilities for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks, computer hacker attacks and natural disasters such as hurricanes, flooding and earthquakes, could disrupt one or more of these facilities and adversely affect our operations. Our principal executive offices are located in a coastal region that has experienced hurricanes and earthquakes in the past. Even though we carry business interruption insurance policies and typically have provisions in our commercial contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.
Complications with the design or implementation of our new global enterprise resource planning ("ERP") system could adversely affect our operations and operating results
We rely extensively on information systems and technology to manage our business and summarize our operating results. We are in the process of a multi-year implementation of a new ERP system, which will replace our existing core financial systems. Such an implementation is a major undertaking, both financially and from a management and personnel perspective. The new ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team. We may not be able to successfully implement the ERP system without experiencing delays, unexpected additional costs and other difficulties. Failure to successfully design and implement the new ERP system as planned could harm our business, financial condition and operating results. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively affected.

20	2019 Form 10-K

Blackbaud, Inc.

Financial Risks
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
As of December 31, 2019, we had $634.1 million and $317.9 million of goodwill and intangible assets, respectively. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of an asset is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. Changes in circumstances that could indicate that the carrying value of goodwill or intangible assets may not be recoverable include declines in our stock price, market capitalization, cash flows and slower growth

2019 Form 10-K	21

Blackbaud, Inc.

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
As of December 31, 2019, we had deferred tax assets of $93.8 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors. If a deferred tax asset net of our valuation allowance was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made. Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely affected.
Depending on future circumstances, it is possible that we might never realize the full value of our deferred tax assets. Any future impairment charges related to a significant portion of our deferred tax assets would have an adverse effect on our financial condition and results of operations.

Legal and Compliance Risks
Privacy and data protection concerns, including evolving domestic and international government regulation in the area of consumer data privacy or data protection, could adversely affect our business and operating results.
The effectiveness of our software solutions relies on our customers' storage and use of data concerning their customers, including financial, personally identifying or other sensitive data. Our customers' collection and use of this data for donor profiling, data analytics or communications outreach might raise privacy and data protection concerns and negatively impact the demand for our solutions and services. For example, our custom modeling and analytical services rely heavily on processing and using of data we gather from customers and various sources. Privacy and data protection laws could add restrictions or regulatory burdens, which could limit to our ability to market and profit from those services.
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

22	2019 Form 10-K

Blackbaud, Inc.

providing our solutions to certain customers in the healthcare industry, we must comply with applicable provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and might be subject to similar provisions of other legislation, including, without limitation, the Gramm-Leach-Bliley Act and related regulations, and the California Consumer Privacy Act of 2018, which became effective January 1, 2020, and may apply to some of our customers and areas of business. Even technical violations of these laws may result in penalties that are assessed for each non-compliant transaction.
Recently, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, extended the scope of the E.U. data protection law to many companies processing data of E.U. residents, regardless of the company’s location. The law requires companies to meet new requirements regarding the handling of personal data, including new rights such as the portability of personal data. We completed an extensive program of product and operational changes to address GDPR requirements and all future solutions sold to customers subject to GDPR must include GDPR features. The implementation of GDPR has affected our ability to offer some features and services to customers in the E.U. Furthermore, actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase, which could impact us through increased costs or restrictions on our business, and noncompliance could result in significant regulatory penalties and legal liability.
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
We may be subject to claims that the technologies in our solutions and services infringe upon the intellectual property or other proprietary rights of a third party. In addition, the vendors providing us with technology that we use in our own solutions could become subject to similar infringement claims. Although we believe that our solutions and services do not infringe any intellectual property or other proprietary rights, we cannot be certain that our solutions and services do not, or that they will not in the future, infringe intellectual property or other proprietary rights held by others. Any claims of infringement could cause us to incur substantial costs to defend against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts, or obtain a license to continue to use the technology and services that are the subject of the claim, and/or otherwise restrict or prohibit our use of the same. There can be no assurance that we would be able to obtain a license on commercially reasonable terms from the third party asserting any particular claim, or that we would be able to successfully develop alternative technology on a timely basis, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the solutions and services. In addition, we generally provide in our customer arrangements for certain solutions and services that we will indemnify our customers against third-party infringement claims relating to technology we provide to those customers, which could obligate us to pay damages if the solutions and services were found to be infringing. Infringement claims asserted against us, our vendors or our customers may have a material adverse effect on our business, prospects, financial condition and results of operations.
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

2019 Form 10-K	23

Blackbaud, Inc.

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
Increasing and evolving domestic and international government financial regulation could adversely affect our business and operating results.
Certain of our solutions, in particular, our financial management and payment services solutions, relate to activity heavily regulated in the U.S. by federal and state government regulatory agencies and in other countries in which we operate by local regulatory agencies. The laws and regulations enforced by these agencies are proposed or enacted to deter fraud and other illicit financial transactions and to protect consumers and the financial system. We have procedures and controls in place to monitor compliance with numerous federal, state and foreign laws and regulations. However, because these laws and regulations are complex, differ between jurisdictions, and are often subject to interpretation, or as a result of unintended errors, we may, from time to time, inadvertently violate these laws and regulations. Compliance with these laws and regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, be subject to litigation, lose existing or new customer contracts or other business, and suffer damage to our reputation. Changes in these laws and regulations can alter our business environment, limit business operations, require substantial investments to achieve compliance and increase costs of doing business, and we cannot predict the impact such changes would have on our operating results and financial condition.
Anti-takeover provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.
Provisions of Delaware law, our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control of our company or deterring tender offers for our common stock that other stockholders may consider in their best interests. Our certificate of incorporation authorizes “blank check” preferred stock, which could be issued by the board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult and more expensive for a person or group to acquire control of us, and could effectively be used as an anti-takeover device. Currently there are no shares of our preferred stock issued or outstanding. Our bylaws provide for an advance notice procedure for stockholders to nominate director candidates for election or to bring business before an annual meeting of stockholders, including proposed nominations of persons for election to our board of directors, and limit the persons who may call special meetings of stockholders. The anti-takeover provisions of Delaware law and provisions in our organizational documents may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover

24	2019 Form 10-K

Blackbaud, Inc.

context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease our new headquarters facility in Charleston, South Carolina, which consists of approximately 172,000 square feet (the "Global Headquarters Facility"). The lease on our Global Headquarters Facility expires in April 2038 and we have the option for 4 renewal periods of 5 years each. The lease agreement also grants us a Phase Two option to request that the landlord construct and lease to us a second office building and related improvements. We continue to lease our former headquarters facility, now called our Customer Operations Center, in Charleston, South Carolina, which consists of approximately 218,000 square feet. The lease on our Customer Operations Center expires in October 2023, and we have the option for 2 renewal periods of 5 years each.
We also lease or have purchased the right to use additional office space in Austin, Texas; Bedford, New Hampshire; Charleston, South Carolina; Glasgow, Scotland; London, England; Plano, Texas; St. Paul, Minnesota; San Jose, Costa Rica; Sydney, Australia; Brisbane, Australia; and Toronto, Canada, among other locations. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
ITEM 3. LEGAL PROCEEDINGS
From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

2019 Form 10-K	25

Blackbaud, Inc.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “BLKB.” As of February 5, 2020, there were approximately 100 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock. On February 5, 2020, the closing price of our common stock was $76.03.

Stock Performance Graph
The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index. The graph covers the most recent five-year period ended December 31, 2019. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2014, and that all dividends are reinvested.

December 31,	2014	2015	2016	2017	2018	2019
Blackbaud, Inc.	$100.00	$153.62	$150.42	$223.36	$149.47	$190.28
Nasdaq Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
Nasdaq Computer & Data Processing Index	100.00	123.21	132.37	185.07	187.89	262.83

26	2019 Form 10-K

Blackbaud, Inc.

Common Stock Acquisitions and Repurchases
The following table provides information about shares of common stock acquired or repurchased during the three months ended December 31, 2019. All of these acquisitions were of common stock withheld by us to satisfy minimum tax obligations of employees due upon exercise of stock appreciation rights and vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, October 1, 2019				$50,000
October 1, 2019 through October 31, 2019	1,870	$87.33	—	50,000
November 1, 2019 through November 30, 2019	4,347	84.30	—	50,000
December 1, 2019 through December 31, 2019	37,338	79.60	—	50,000
Total	43,555	$80.40	—	$50,000

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
In accordance with this dividend policy, we paid quarterly dividends at an annual rate of $0.48 per share in 2019 and 2018, resulting in aggregate dividend payments to stockholders of $23.6 million and $23.3 million in 2019 and 2018, respectively. In February 2020, our Board of Directors approved an annual dividend rate of $0.48 per share for 2020 and we declared a first quarter dividend of $0.12 per share payable on March 13, 2020, to stockholders of record on February 28, 2020.
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
Assumptions and Considerations
We estimate that the cash necessary to fund dividends on our common stock for 2020 at an annual rate of $0.48 per share is approximately $24.0 million (assuming 50.0 million shares of common stock are outstanding, net of treasury stock).

2019 Form 10-K	27

Blackbaud, Inc.

We have a stock repurchase program that authorizes us to purchase up to $50.0 million of our outstanding shares of common stock. The program does not have an expiration date. The shares could be purchased in a self-tender for our stock, from time to time on the open market or in privately negotiated transactions depending upon market conditions and other factors, all in accordance with the requirements of applicable law. Any open market purchases under the repurchase program will be made in compliance with Rule 10b-18 of the Exchange Act and all other applicable securities regulations. We might not purchase any shares of common stock and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, to cancel the stock repurchase program.
We believe that our cash on hand and the cash flows we expect to generate from operations will be sufficient to meet our liquidity requirements through 2020, including dividends and purchases under our stock repurchase program. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” in Item 7 in this report.
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
We have estimated our dividend only for 2020, and we cannot assure our stockholders that during or following 2020 we will pay dividends at the estimated levels, or at all except with regard to dividends previously declared by the Board of Directors but not yet paid. We are not required to pay dividends and our Board of Directors may modify or revoke our dividend policy at any time. Dividend payments are within the absolute discretion of our Board of Directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Over time, our capital and other cash needs, including unexpected cash needs, will invariably change and remain subject to uncertainties, which could impact the level of any dividends we pay in the future.
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
Restrictions on Payment of Dividends
Under Delaware law, we can only pay dividends either out of “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or out of current or the immediately preceding year’s earnings. As of December 31, 2019, we had $31.8 million in cash and cash equivalents. In addition, we anticipate that we will have sufficient earnings in 2020 to pay dividends at the level described above. Although we believe we will have sufficient surplus and earnings to pay dividends at the anticipated levels for 2020, our Board of Directors will seek periodically to assure itself of this sufficiency before actually declaring any dividends.
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

28	2019 Form 10-K

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

	Year ended December 31,
(in thousands, except per share data)	2019(1)	2018	2017(2)	2016(2)	2015
SUMMARY OF OPERATIONS
Total revenue	$900,423	$848,606	$788,487	$731,642	$637,940
Total cost of revenue	418,424	381,742	361,904	339,220	304,631
Gross profit	481,999	466,864	426,583	392,422	333,309
Total operating expenses	454,854	407,447	358,405	324,198	286,597
Income from operations	27,145	59,417	68,178	68,224	46,712
Net income	11,908	44,841	73,633	45,404	25,649
PER SHARE DATA
Basic net income	$0.25	$0.95	$1.58	$0.98	$0.56
Diluted net income	0.25	0.93	1.54	0.96	0.55
Cash dividends	0.48	0.48	0.48	0.48	0.48
BALANCE SHEET DATA
Total assets(3)	$1,992,963	$1,615,305	$1,797,846	$1,345,009	$1,223,336
Deferred revenue, including current portion	316,137	298,555	278,706	250,289	237,335
Total debt, including current portion(3)	467,100	387,124	438,224	342,393	408,087
Total long-term liabilities(3)	607,362	435,867	486,946	396,466	446,450

(1)
Reflects the impact of adopting Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) in 2019, on a prospective basis. See Note 2 of our consolidated financial statements in this report for further discussion.

(2)	Reflects the impact of adopting ASU 2014-09, Revenue from Contracts with Customers (Topic 606) in 2018, on a retrospective basis.

(3)
As previously disclosed, on January 1, 2016, we adopted ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, on a retrospective basis. Accordingly, we retrospectively adjusted other non-current assets and debt, net of current portion, which had the effect of reducing each of those respective line items in our consolidated balance sheets as of December 31, 2015 by approximately $0.5 million.

2019 Form 10-K	29

Blackbaud, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 1A Risk factors and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis presents financial information denominated in millions of dollars which can lead to differences from rounding when compared to similar information contained in the consolidated financial statements and related notes, which are primarily denominated in thousands of dollars.

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, companies, education institutions, healthcare organizations and individual change agents—we connect and empower organizations and individuals to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom. As of December 31, 2019, we had over 45,000 global customers.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; (ii) providing payment and transaction services; (iii) providing software maintenance and support services; and (iv) providing professional services, including implementation, consulting, training, analytic and other services.
Four-Point Growth Strategy

1	Delight Customers with Innovative Cloud Solutions

2	Drive Sales Effectiveness

3	Expand Total Addressable Market

4	Improve Operating Efficiency

1.	Delight Customers with Innovative Cloud Solutions
This strategy reflects our relentless focus on driving value and outcomes for our customers through our solutions. Blackbaud SKY®, our platform for cloud innovation, is a core tenant of this strategy and continues to power an elevated level of innovation by our engineers. It is also enabling our growing ecosystem of partners who are also passionate about social good, to extend and expand the capabilities available to our customers. For the first time in the history of the Company, beginning in 2019, there are now significantly more outside developers developing on our platform than Blackbaud engineers.
The customers we serve require vertical specific business solutions to automate their operations. In October 2019, we announced the general availability of Blackbaud Church Management™, which is already transforming the faith community technology landscape. We now serve congregations in more than half of the 50 U.S. states, representing all different sizes and spanning more than 13 denominations. Bringing this solution to market is a significant step toward addressing several challenges in the faith market and a substantial opportunity for Blackbaud. We are seeing positive momentum as more functionality continues to be released, market awareness is increasing and win rates are improving.

30	2019 Form 10-K

Blackbaud, Inc.

We are also seeing momentum continue to build in our Higher Education Vertical where Blackbaud powers 24 of the top 25 private U.S. colleges as ranked by Forbes. A year after introducing the Cloud Solution for Higher Education, we continue to drive innovation and introduce solutions taking full advantage of the rapid innovation, modern user experience, and enhanced capabilities made possible by our Blackbaud SKY platform. We extended our industry proven Education Management portfolio up market to small-scale higher education institutions. We are seeing strong sales momentum and look forward to seeing these customers begin to go-live in 2020. We also recently introduced talent management capabilities as part of the Cloud Solution for Higher Education, providing institutions the first online performance tracking tool for fundraising leaders and managers, enabling transparency, proactive management and peer gift officer benchmarking.
Blackbaud Peer-to-Peer Fundraising powered by JustGiving continues to gain traction. Since the U.S. launch in early 2019, over 1,000 customers have signed up to use the solution and roughly half of these organizations are net new customers to Blackbaud.

2.	Drive Sales Effectiveness
We have been investing in sales and marketing to better address our market opportunity with a focus on adding additional sales headcount, improving productivity and putting a greater focus on adding net new logos. One way we are equipping our growing salesforce to be more effective is by investing in the necessary technology and resources to efficiently drive an increased number of quality leads and better cover our large addressable market. We have grown our lead generation teams, which we call business development representatives, to support our growing sales teams. We have simultaneously increased the productivity of our business development representatives with the implementation of a leading sales engagement technology platform, enabling our teams to generate more prospects, and convert those prospects into sales opportunities. We are entering 2020 with an improved ratio of business development representatives to account executives, and the lead generation from the team has increased substantially as a result of these changes. We have also implemented software tools to enhance our digital footprint and drive lead generation across the company. For the first time ever, we are taking a multi-touch attribution approach to measuring the effectiveness of our marketing campaigns to drive efficiency in our go-to-market efforts and improve returns on our marketing dollars. This is just one of many examples of how we are optimizing our structure, tools and processes to better address our large vertical market opportunities.  We have made significant strides in laying the foundation to develop a highly productive and scalable operating model, which included significant organizational structure changes as we centralized many back-office functions and aligned our go-to-market efforts by vertical. This transformation is now behind us, putting us in a position to drive improved productivity across our vertical sales teams.

3.	Expand TAM
In January 2019, we acquired YourCause, which positions us as a global leader in corporate social responsibility and employee engagement technology. One third of Fortune 500 companies trust Blackbaud as their CSR technology partner, and in 2019 alone, YourCause solutions processed over $1 billion dollars in donations and grants which benefited over 170,000 social good organizations. In the year since the acquisition, we have fully integrated YourCause's administrative functions into our global centers of excellence and expanded the sales team to fuel what is already a fast-growing business within the company. Our TAM now stands at over $10 billion, and we remain active in the evaluation of opportunities to further expand our addressable market through acquisitions and internal product development.

4.	Improve Operating Efficiency
We are also focused on operational efficiency to strengthen the business and position us for long-term success. During 2019, we continued executing a comprehensive workplace strategy to better align our organizational objectives with our geographic footprint. We designated Charleston, South Carolina, Austin, Texas, London, U.K. and Sydney, Australia as our hub locations, and we have leveraged a more flexible office strategy to replace and upgrade some of our former offices and expand our footprint into new locations for customer-facing roles. Most recently, we moved our London offices into a new flexible workspace marking a significant milestone in the integration of our Blackbaud Europe and JustGiving teams. In 2019, we largely completed this optimization effort, and we will continue to evaluate our footprint in alignment with our global workplace strategy. Our aim is optimizing our office utilization, improving our geographic sales coverage and enhancing our employees' daily experience to improve productivity and effectiveness.

2019 Form 10-K	31

Blackbaud, Inc.

Total Revenue ($M)	Income from Operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $51.8 million during 2019, driven largely by the following:

+
Growth in recurring revenue related to positive demand from customers across our portfolio of cloud solutions and, to a lesser extent, the inclusion of YourCause, an increase in services embedded in our renewable cloud solution contracts and increased sales of subscription-based contracts for retained professional services

-
Decline in one-time services and other revenue from our continued shift in focus towards selling cloud subscription solutions. In general, our cloud solutions include integrated analytics, training and payment services, and require little to no customization services. As a result, we expect that one-time services and other revenue will continue to decline and total revenue growth will continue to be negatively impacted.

Income from operations decreased by $32.3 million during 2019, driven largely by the following:

+	Growth in total revenue, as described above
-	Increased investments we have made in our sales organization and innovation
-
Increase in stock-based compensation of $10.4 million, due to increases in the grant date fair values of our annual equity awards granted to employees over the last three years as our headcount has grown

-	Increase in hosting and data center costs of $5.4 million as we are migrating our cloud infrastructure to leading public cloud service providers
-	Increase in amortization of software development costs of $4.1 million due to investments made on innovation, quality and the integration of our cloud solutions
-	Increase in amortization of intangible assets from business combinations of $3.0 million
-	Increase in employee severance of $2.2 million related to the elimination of certain roles within the company, most of which occurred during the first quarter of 2019
-	Increase in rent expense of $1.8 million primarily associated with the lease of our New Headquarters Facility in Charleston, South Carolina, which commenced in April 2018
-	Increase in restructuring costs of $1.2 million

Customer Retention

Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio

32	2019 Form 10-K

Blackbaud, Inc.

and maintenance customers from a perpetual license-based model to a cloud subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides a better representation of our customers' overall behavior. During 2019 and 2018, approximately 92% of our customers with recurring revenue contracts were retained. This customer retention rate reflects our efforts to rationalize our portfolio of solutions and migrate customers from legacy solutions towards our next generation cloud solutions. We are investing in innovation, which we believe will increase customer retention over the long-term.
Balance Sheet and Cash Flow
At December 31, 2019, our cash and cash equivalents were $31.8 million and the carrying amount of our debt under the 2017 Credit Facility (as described below) was $467.1 million. Our net leverage ratio was 2.30 to 1.00.
During 2019, we generated $182.5 million in cash flow from operations, had net cash outlays of $109.4 million, primarily for the acquisition of YourCause, returned $23.6 million to stockholders by way of dividends and had cash outlays of $58.4 million for purchases of property and equipment and capitalized software development costs.
Adoption of New Lease Accounting Standard
On January 1, 2019, we adopted ASU 2016-02, using the transition method that allowed us to initially apply the guidance at the adoption date of January 1, 2019 without adjusting comparative periods presented. Adopting ASU 2016-02 had a material impact on our consolidated balance sheets as we recognized lease liabilities and ROU assets for those leases classified as operating leases. The impacts of adoption are reflected in the financial information herein. For additional information regarding the impact of our adoption of ASU 2016-02, see Notes 2 and 11 to our consolidated financial statements in this report.

Results of Operations
Reportable segment
We report our operating results and financial information in one operating and reportable segment. See Note 16 of our consolidated financial statements in this report for additional information.
Comparison of 2019 to 2018
For information regarding the comparison of 2018 to 2017, please refer to Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 20, 2019.
Acquisitions
During 2019 and 2018, we acquired companies that provided us with strategic opportunities to expand our TAM and share of the philanthropic giving market through the integration of complementary solutions and services to serve the changing needs of our customers. The following are the companies we acquired and their respective acquisition dates:

•	YourCause Holdings, LLC ("YourCause") – January 2, 2019; and

•	Reeher LLC ("Reeher") – April 30, 2018
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition. We determined that the YourCause and Reeher acquisitions were not material business combinations; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented. See Note 3 to our consolidated financial statements in this report for a summary of these acquisitions.

2019 Form 10-K	33

Blackbaud, Inc.

Revenue and Cost of Revenue

Recurring
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
Recurring revenue is comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, hosting services, online training programs, subscription-based analytic services, such as donor acquisitions and data enrichment, and payment services. Recurring revenue also includes fees from maintenance services for our on-premises solutions, services included in our renewable subscription contracts, subscription-based contracts for professional services and variable transaction revenue associated with the use of our solutions.
Cost of recurring revenue is primarily comprised of compensation costs for customer support and production IT personnel, hosting expenses, third-party contractor expenses, third-party royalty and data expenses, allocated depreciation, facilities and IT support costs, amortization of intangible assets from business combinations, amortization of software development costs, transaction-based costs related to payments services including remittances of amounts due to third-parties and other costs incurred in providing support and recurring services to our customers.
We continue to experience growth in sales of our cloud solutions as we meet the demand of our customers that increasingly prefer cloud subscription offerings with integrated analytics, training and payment services. Recurring subscription contracts are typically for a term of three years at contract inception with one to three-year renewals thereafter. We intend to continue focusing on innovation, quality and integration of our cloud solutions, which we believe will drive future revenue growth.
Recurring revenue increased by $69.4 million, or 9.1%, driven primarily by the following:

+
Increase in subscriptions revenue of $87.8 million related to positive demand across our portfolio of cloud solutions and, to a lesser extent, the inclusion of YourCause, an increase in services embedded in our renewable cloud solution contracts and increased sales of subscription-based retained professional services

-
Decrease in maintenance revenue of $18.4 million primarily related to our continuing efforts to migrate customers from legacy on-premises solutions onto our solutions powered by Blackbaud SKY, our modern cloud platform

Cost of recurring revenue increased by $52.5 million, or 17.2%, driven primarily by the following:

+	Increase in transaction-based costs of $13.0 million, related to payment services integrated in our cloud solutions
+	Increase in compensation costs of $11.2 million, primarily attributable to an increasing portion of our resources now providing subscription-based retained services as opposed to one-time
+	Increase in hosting and data center costs of $5.4 million as we are migrating our cloud infrastructure to leading public cloud service providers
+	Increase in third-party data and tool costs of $5.1 million

34	2019 Form 10-K

Blackbaud, Inc.

+	Increase in allocated corporate costs of $5.1 million primarily due to investments in corporate IT, including cyber security and increases in related headcount
+	Increase in amortization of software development costs of $4.1 million due to investments made on innovation, quality and the integration of our cloud solutions
Recurring gross margin decreased by 3.0%, driven primarily by incremental costs associated with our continued shift toward selling cloud solutions and retained services, including hosting and data center costs, compensation costs and amortization of software development costs. We expect continued pressure on recurring gross margin largely driven by duplicate data center costs as we migrate our cloud infrastructure to leading public cloud service providers.

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
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
We expect that the shift in our go-to-market strategy towards cloud subscription offerings, which generally include integrated analytics, training and payment services, and require little to no customization services, will continue to negatively impact one-time services and other revenue.
One-time services and other revenue decreased by $17.6 million, or 20.4%, driven primarily by the following:

-
Decrease in one-time consulting revenue of $12.6 million. Services are increasingly embedded in our renewable cloud solution contracts and we are selling more subscription-based contracts for retained professional services. Both our embedded services and retained services are recorded as recurring revenue.

-	Decrease in one-time analytics revenue of $3.8 million as analytics are generally integrated in our cloud solutions
Cost of one-time services and other decreased by $15.8 million, or 20.8%, driven primarily by a decrease in compensation costs of $13.3 million. The decrease in compensation costs was in line with the decrease in one-time services sold and delivered as an increasing portion of our resources are now providing subscription-based retained services as opposed to one-time.
One-time services and other gross margin increased by 0.4%, as the reductions in costs of one-time services and other discussed above slightly outpaced the declines in one-time consulting revenue and analytics revenue associated with the shift in our go-to-market strategy.

2019 Form 10-K	35

Blackbaud, Inc.

Operating Expenses

Sales, marketing and customer success ($M)	Research and development ($M)	General and administrative ($M)
Percentages indicate expenses as a percentage of total revenue
Sales, marketing and customer success
Sales, marketing and customer success expense includes compensation costs, variable sales commissions, travel-related expenses, advertising and marketing materials, public relations costs, variable reseller commissions and allocated depreciation, facilities and IT support costs.
We see a large market opportunity and continue to make investments to improve market coverage and drive sales effectiveness, which is a component of our four-point growth strategy. We have also implemented software tools to enhance our digital footprint and drive lead generation. Sales, marketing and customer success expenses increased by $31.3 million, or 16.2%. The increases in dollars and as a percentage of total revenue were primarily driven by the following:

+
Increase in compensation costs of $21.2 million primarily associated with our efforts beginning in the second half of 2018 to increase our direct sales force as well as incremental headcount associated with the inclusion of YourCause. As a result, our direct sales headcount increased 8% during 2019.

+	Increases in allocated corporate costs of $7.0 million primarily driven by investments made in corporate IT, including cyber security and increases in related headcount
+	Increase in commission expense of $2.2 million primarily driven by an increase in commissionable sales
Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
We continue to make investments to delight our customers with innovative cloud solutions, which is a component of our four-point growth strategy. Research and development expenses increased by $7.4 million, or 7.4%, primarily driven by the following:

+	Increase in compensation costs of $11.6 million primarily associated with the inclusion of YourCause's engineering resources
+
Increases in allocations of depreciation, facilities and IT support costs of $3.5 million primarily driven by investments made in corporate IT, including cyber security and increases in related headcount

-	Partially offset by an increase in software development costs of $9.5 million that were required to be capitalized under the internal-use software guidance — see discussion below
Not included in research and development expense for 2019 and 2018 were $46.0 million and $36.5 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software

36	2019 Form 10-K

Blackbaud, Inc.

accounting guidance such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized software development costs associated with our cloud solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years. We expect that the amount of software development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality and the integration of our solutions, which we believe will drive long-term revenue growth.
General and administrative
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
General and administrative expenses increased by $7.1 million, or 6.6%, primarily driven by the following:

+
Increase in compensation costs of $13.2 million primarily related to stock-based compensation and our acquisition of YourCause. The increase in stock-based compensation was primarily driven by increases in the grant date fair values of our annual equity awards granted to employees over the last three years as our headcount has grown.

-	Decrease in acquisition-related expenses and integration costs of $3.0 million
Restructuring
During 2017, in an effort to further our organizational objectives including, improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers and prospects. Restructuring costs incurred prior to our adoption of ASU 2016-02 on January 1, 2019 consisted primarily of costs to terminate lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as insignificant costs to relocate affected employees and write-off facilities-related fixed assets that we would no longer use.
Upon adoption of ASU 2016-02 at January 1, 2019, we reduced our operating lease ROU assets recognized at transition by the carrying amounts of the restructuring liabilities for certain leased office spaces that we ceased using prior to December 31, 2018. See additional details below.
Restructuring costs incurred during the year ended December 31, 2019 consisted primarily of operating lease ROU asset impairment costs and, to a lesser extent, lease payments for offices we have ceased using and write-offs of facilities-related fixed assets that we will no longer use. See Notes 11 and 6 to the consolidated financial statements for additional details regarding these impairment costs and fixed asset write-offs.
The following table summarizes our facilities optimization restructuring costs as of December 31, 2019:

	Cumulative costs incurred as of	Costs incurred during the year ended(1)	Cumulative costs incurred as of
(in thousands)	December 31, 2018	December 31, 2019
By component:
Contract termination costs	$4,176	$4,906	$9,082
Other costs	1,208	902	2,110
Total	$5,384	$5,808	$11,192

(1)	Includes $3.8 million of operating lease ROU asset impairment costs.
As of December 31, 2019, we have substantially completed our facilities optimization restructuring plan. Any remaining restructuring costs related to these activities are expected to be insignificant. The cumulative costs incurred as of December 31, 2019 of $11.2 million exceeded the estimated range previously disclosed of between $8.5 million and $9.5 million. Based on our updated estimates during the fourth quarter about our inability to sublease certain office spaces we had previously ceased using, we recorded incremental operating lease ROU asset impairment costs as discussed above. These

2019 Form 10-K	37

Blackbaud, Inc.

restructuring activities are expected to result in improved operating efficiencies and future annual before-tax savings of between $5.0 million and $6.0 million beginning in 2020.
The change in our liability related to our facilities optimization restructuring during the twelve months ended December 31, 2019, consisted of the following:

	Accrued at	Increases for incurred costs(1)	Written off upon adoption of ASU 2016-02(2)	Costs paid	Accrued at
(in thousands)	December 31, 2018				December 31, 2019
By component:
Contract termination costs	$1,865	$4,906	$(1,656)	$(5,115)	$—
Other costs	50	902	—	(952)	—
Total	$1,915	$5,808	$(1,656)	$(6,067)	$—

(1)	Includes $3.8 million of operating lease ROU asset impairment costs.

(2)
Upon adoption of ASU 2016-02 at January 1, 2019, we reduced our operating lease ROU assets recognized at transition by the carrying amounts of the restructuring liabilities for certain leased office spaces that we ceased using prior to December 31, 2018.

Interest expense
	Years ended December 31,
(dollars in millions)	2019	2018	Change
Interest expense	$20.6	$15.9	29.7%
% of total revenue	2.3%	1.9%
Interest expense increased during 2019, when compared to 2018, primarily due to an increase in our average daily borrowings related to our acquisition of YourCause in January 2019.
Deferred revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	December 31, 2019	December 31, 2018	Change
Recurring	Over the period billed in advance, generally one year	$302.8	$287.0	5.5%
One-time services and other	As services are delivered	13.4	11.6	15.4%
Total deferred revenue(1)		316.1	298.6	5.9%
Less: Long-term portion		1.8	2.6	(29.7)%
Current portion(1)		$314.3	$296.0	6.2%

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
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
Deferred revenue from recurring revenue contracts increased during 2019, primarily due to new subscription sales of our cloud solutions. Our acquisition of YourCause on January 2, 2019 also modestly contributed to the increase in recurring deferred revenue since December 31, 2018. We also sold more subscription-based contracts for retained professional services.
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

2019 Form 10-K	38

Blackbaud, Inc.

will not reflect the full amount of deferred revenue that would have been reported if the acquired deferred revenue was not written down to fair value. Further explanation of this impact is included below under the caption "Non-GAAP financial measures".
Income tax benefit
Our income tax benefit and effective income tax rates, including the effects of period-specific events, were:

	Years ended December 31,
(dollars in millions)	2019	2018
Income tax benefit	$(1.3)	$(0.2)
Effective income tax rate	(12.5)%	(0.5)%
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
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the U.K., Australia, Ireland and Costa Rica. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2016 through 2019, as well as state and foreign income tax examinations for various years depending on statute of limitations of those jurisdictions.
We have taken federal and state tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2019 was $1.4 million.
We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.
The decrease in our effective income tax rate in 2019, when compared to 2018, was primarily due to the heightened impact of research credit generation net of Section 162(m) nondeductible compensation. Furthermore, the 2019 effective tax rate was favorably impacted by other state tax credits net of an overall increase to uncertain tax positions. Lastly, the effective tax rate was negatively impacted by Global Intangible Low-Tax Income ("GILTI"), net of Foreign-Derived Intangible Income ("FDII") benefit, resulting from an increase in non-US earnings. The reduced base further magnified the impact of other nondeductible items.
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $3.9 million and $3.3 million at December 31, 2019 and December 31, 2018, respectively.
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

2019 Form 10-K	39

Blackbaud, Inc.

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

	Years ended December 31,
(dollars in millions)	2019	2018	Change
GAAP Revenue	$900.4	$848.6	6.1%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	1.9	2.4	(19.8)%
Non-GAAP revenue(1)	$902.4	$851.0	6.0%

GAAP gross profit	$482.0	$466.9	3.2%
GAAP gross margin	53.5%	55.0%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	1.9	2.4	(19.8)%
Add: Stock-based compensation expense	3.4	5.2	(35.8)%
Add: Amortization of intangibles from business combinations	44.8	42.2	6.0%
Add: Employee severance	1.2	0.9	33.0%
Subtotal(1)	51.3	50.8	0.9%
Non-GAAP gross profit(1)	$533.3	$517.7	3.0%
Non-GAAP gross margin	59.1%	60.8%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

40	2019 Form 10-K

Blackbaud, Inc.

	Years ended December 31,
(dollars in millions, except per share amounts)	2019	2018	Change
GAAP income from operations	$27.1	$59.4	(54.3)%
GAAP operating margin	3.0%	7.0%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	1.9	2.4	(19.8)%
Add: Stock-based compensation expense	58.6	48.3	21.5%
Add: Amortization of intangibles from business combinations	50.1	47.1	6.4%
Add: Employee severance	4.4	2.2	97.0%
Add: Acquisition-related integration costs	2.4	3.7	(35.0)%
Add: Acquisition-related expenses	1.2	2.8	(59.2)%
Add: Restructuring costs	5.8	4.6	26.5%
Subtotal(1)	124.4	111.1	12.0%
Non-GAAP income from operations(1)	$151.6	$170.5	(11.1)%
Non-GAAP operating margin	16.8%	20.0%

GAAP income before provision for income taxes	$10.6	$44.6	(76.3)%
GAAP net income	$11.9	$44.8	(73.4)%
Shares used in computing GAAP diluted earnings per share	48,312,271	48,045,084	0.6%
GAAP diluted earnings per share	$0.25	$0.93	(73.1)%
Non-GAAP adjustments:
Less: GAAP income tax benefit	(1.3)	(0.2)	504.1%
Add: Total Non-GAAP adjustments affecting loss from operations	124.4	111.1	12.0%
Non-GAAP income before provision for income taxes	135.0	155.7	(13.3)%
Assumed non-GAAP income tax provision(2)	27.0	31.1	(13.3)%
Non-GAAP net income(1)	$108.0	$124.6	(13.3)%

Shares used in computing Non-GAAP diluted earnings per share	48,312,271	48,045,084	0.6%
Non-GAAP diluted earnings per share	$2.24	$2.59	(13.5)%

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.

(2)	We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.
Non-GAAP free cash flow
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.

	Years ended December 31,
(dollars in millions)	2019	2018	Change
GAAP net cash provided by operating activities	$182.5	$201.4	(9.4)%
Less: purchase of property and equipment	(11.5)	(14.7)	(21.9)%
Less: capitalized software development costs	(46.9)	(37.6)	24.6%
Non-GAAP free cash flow	$124.1	$149.0	(16.7)%

2019 Form 10-K	41

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

	Years ended December 31,
(dollars in millions)	2019	2018	Change
GAAP revenue	$900.4	$848.6	6.1%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(20.1)	5.6
Non-GAAP organic revenue (2)	$880.3	$854.2	3.1%
Foreign currency impact on Non-GAAP organic revenue (3)	6.0	—
Non-GAAP organic revenue on constant currency basis (3)	$886.3	$854.2	3.8%

GAAP recurring revenue	$831.6	$762.2	9.1%
(Less) Add: Non-GAAP acquisition-related revenue (1)	(19.8)	5.5
Non-GAAP organic recurring revenue	$811.8	$767.6	5.8%

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

Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our transaction revenue has historically been at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. Our revenue from payment services has historically increased during the fourth quarter due to year-end giving. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. As a result of these and other factors, our total revenue has historically been lower in the first quarter than in the remainder of our fiscal year, with the fourth quarter historically achieving the highest total revenue. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals including renewals associated with customers of acquired companies, delivery of professional services and occurrence of customer events, the payment of bonuses, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter and the payment of certain annual vendor contracts, our cash flow from operations has been lowest in our first quarter. Due to the timing of customer contract renewals and student enrollments, many of which take place at or near the beginning of our third quarter, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. Partially offsetting these favorable drivers

42	2019 Form 10-K

Blackbaud, Inc.

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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	December 31, 2019	December 31, 2018	Change
Cash and cash equivalents	$31.8	$30.9	3.1%
Property and equipment, net	35.5	40.0	(11.2)%
Software development costs, net	101.3	75.1	34.9%
Total carrying value of debt	467.1	387.1	20.7%
Working capital	(254.3)	(207.7)	(22.5)%
The following table presents selected financial information about our cash flows:

	Years ended December 31,
(dollars in millions)	2019	2018	Change
Net cash provided by operating activities	$182.5	$201.4	(9.4)%
Net cash used in investing activities	(167.2)	(97.8)	71.0%
Net cash provided by (used in) financing activities	111.2	(291.9)	(138.1)%
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
At December 31, 2019, our total cash and cash equivalents balance included approximately $15.9 million of cash that was held outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate a portion of the funds. We currently do not intend or anticipate a need to repatriate our cash held outside the U.S.
Operating Cash Flow
Throughout 2019 and 2018, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, deferred income taxes, amortization of deferred financing costs and debt discount and adjustments to our provision for sales returns and allowances; and (ii) changes in our working capital.
Net cash provided by operating activities decreased by $18.9 million during the year ended December 31, 2019, when compared to the same period in 2018, primarily due to a $10.8 million decrease in net income adjusted for non-cash expenses, and a decrease in cash flow from operations associated with working capital.

2019 Form 10-K	43

Blackbaud, Inc.

Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities and deferred revenue.
Cash flow from operations associated with working capital decreased $8.1 million during 2019, when compared to 2018, primarily due to:

•	an increase in the amount of deferred revenue recognized slightly outpacing customer billings;

•	an increase in collection of customer account balances in 2018 from an aging improvement initiative; and

•	an income tax refund received in 2018 which did not recur in 2019; partially offset by

•	an increase in accrued bonuses as of December 31, 2019 when compared the same date in 2018; and

•	fluctuations in the timing of vendor payments.
During 2020, we expect our total operating cash flow to decrease when compared to 2019, primarily due to the cash payout of higher 2019 accrued bonuses, a modest increase in cash payments for income taxes and the timing of vendor payments.
Investing Cash Flow
Net cash used in investing activities of $167.2 million increased by $69.4 million during 2019, when compared to 2018.
During 2019, we used net cash of $109.4 million, for our acquisition of YourCause, while we spent $44.9 million on investments in acquired companies in 2018. We used $46.9 million for software development costs, which was up $9.2 million from cash spent during 2018. The increase in cash outlays for software development costs was primarily related to our innovative cloud solutions as well as development activities for Blackbaud SKY, our modern cloud platform.
We also spent $11.5 million of cash for purchases of property and equipment during 2019, which was down $3.2 million from cash spent in 2018. The higher cash outlays for property and equipment during 2018 was primarily driven by leasehold improvements for our New Headquarters Facility in Charleston, South Carolina.
During 2020, we expect our total capital expenditures to increase when compared to 2019, which includes purchases of property and equipment and estimated cash outlays for capitalized software development costs. Refer to the commitments and contingencies subsection below for future minimum commitments related to purchase obligations.
Financing Cash Flow
During 2019, we had a net increase in borrowings of $79.5 million, which was primarily attributable to our acquisition of YourCause, compared to a net decrease in borrowings of $51.6 million in 2018.
We paid $23.8 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during 2019 compared to $27.7 million during 2018. The amount of taxes paid by us on the behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, employee exercise decisions, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter. In addition, during 2019, we paid dividends of $23.6 million, which was relatively consistent with 2018.
Cash flow from financing activities associated with changes in restricted cash due to customers increased $266.3 million during 2019, when compared to 2018. The amount of restricted cash held and payable by us to customers as of December 31, 2017 was significantly larger than at the same date in 2018 primarily due to the timing of year-end donations.
2017 Credit Facility
In June 2017, we entered into a five-year $700.0 million senior credit facility (the "2017 Credit Facility). Upon closing, we drew $300.0 million on a term loan and $110.0 million in revolving credit loans, which was used to repay all amounts outstanding under our previous credit facility and for other general corporate purposes.

44	2019 Form 10-K

Blackbaud, Inc.

We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At December 31, 2019, our available borrowing capacity under the 2017 Credit Facility was $209.6 million. The 2017 Credit Facility matures in June 2022.
At December 31, 2019, the carrying amount of our debt under the 2017 Credit Facility was $467.1 million. Our average daily borrowings were $537.3 million during 2019.
Following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of December 31, 2019
Net Leverage Ratio	≤ 3.50 to 1.00	2.30 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	9.27 to 1.00
Under the 2017 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2017 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2017 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At December 31, 2019, we were in compliance with our debt covenants under the 2017 Credit Facility.
YourCause Acquisition
In January 2019, we acquired YourCause for $157.7 million in cash, net of closing adjustments. On January 2, 2019, we drew down a revolving credit loan under the 2017 Credit Facility to finance the acquisition.

2019 Form 10-K	45

Blackbaud, Inc.

Commitments and Contingencies
As of December 31, 2019, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$468.3	$7.5	$460.8	$—	$—
Operating leases(2)	161.6	26.0	39.0	22.4	74.2
Interest payments on debt(3)	1.8	1.0	0.7	—	—

Unrecorded contractual obligations:
Purchase obligations(4)	91.7	41.6	49.2	0.8	—
Interest payments on debt(5)	33.7	14.0	19.7	—	—
Debt(6)	2.2	0.5	1.1	0.5	—
Total contractual obligations	$759.1	$90.7	$570.5	$23.8	$74.2

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2017 Credit Facility at December 31, 2019 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2017 Revolving Facility for the purposes of determining minimum commitment amounts.

(2)
Our commitments related to operating leases have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements and the amount representing imputed interest of $46.2 million.

(3)	Represents interest payment obligations related to our interest rate swap agreements.

(4)
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us.

(5)
The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions described in (1) above.

(6)	Represents principal payments only for our other debt as described in Note 9 to our consolidated financial statements included in this report.
The term loan under the 2017 Credit Facility and our other debt require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
The total liability for uncertain tax positions as of December 31, 2019 and December 31, 2018, was $4.3 million and $3.7 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was $1.0 million and $0.7 million as of December 31, 2019 and 2018, respectively.
In February 2020, our Board of Directors approved our annual dividend rate of $0.48 per share to be made in quarterly payments. Dividends at this annual rate would aggregate to $24.0 million assuming 50.0 million shares of common stock are outstanding, although dividends are not guaranteed and our Board of Directors may decide, in its absolute discretion, to change or suspend dividend payments at any time for any reason. Our ability to continue to declare and pay dividends quarterly this year and beyond might be restricted by, among other things, the terms of the 2017 Credit Facility, general economic conditions and our ability to generate adequate operating cash flow.
On February 10, 2020, our Board of Directors declared a first quarter dividend of $0.12 per share payable on March 13, 2020 to stockholders of record on February 28, 2020.

Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

46	2019 Form 10-K

Blackbaud, Inc.

Foreign Currency Exchange Rates
Approximately 14% of our total revenue for 2019 was generated by operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a loss of $4.0 million and $6.6 million as of December 31, 2019 and December 31, 2018, respectively.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. During 2019, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, the impact has generally not been material to our consolidated results of operations or financial position. During 2019, the fluctuation in foreign currency exchange rates reduced our total revenue by $5.8 million and our income from operations by $1.3 million. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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

2019 Form 10-K	47

Blackbaud, Inc.

Revenue Recognition
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

48	2019 Form 10-K

Blackbaud, Inc.

Business Combinations
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
We allocate the purchase price of an acquired business to its identifiable assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. The excess of the purchase price over the amount allocated to the identifiable assets acquired and liabilities assumed, if any, is recorded as goodwill.
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
Critical estimates in valuing intangible assets include, but are not limited to, estimates about: expected future cash flows from customers, including revenue and operating expenses; royalty and customer attrition rates; proprietary technology obsolescence curve; the acquired company's brand awareness and market position; the market awareness of the acquired company's branded technology solutions and services; assumptions about the period of time the brands will continue to be valuable; as well as expected costs to develop any in-process research and development into commercially viable solutions and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

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

2019 Form 10-K	49

Blackbaud, Inc.

Long-lived Assets and Intangible Assets Other Than Goodwill
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
We review our long-lived assets and intangible assets other than goodwill for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances occur, we use the undiscounted cash flow method to determine whether our long-lived and intangible assets other than goodwill are impaired. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, we measure the impairment using discounted cash flows.

When measuring impairment of an asset using discounted cash flows, we make assumptions and apply judgment in estimating future cash flows and asset fair values, including annual revenue growth rates, a terminal year growth rate and selecting a discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in the accounting methodology we use to assess impairment loss during the year ended December 31, 2019.
During 2019, we recorded impairment charges against a finite-lived intangible asset, certain property and equipment assets and certain operating lease ROU assets. For additional information, see Notes 4, 7 and 11 to our consolidated financial statements in this report.
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

50	2019 Form 10-K

Blackbaud, Inc.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes LIBOR rates. The Financial Conduct Authority in the U.K. has stated that it plans to phase out LIBOR by the end of calendar year 2021. We do not currently anticipate a significant impact to our financial position or results of operations as a result of this action as we expect that our financial contracts currently indexed to LIBOR will either expire or be modified before the phase out occurs. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of December 31, 2019, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2018 and December 31, 2019.

Foreign Currency Risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Exchange Rates” in Item 7 of this report.

2019 Form 10-K	51

Blackbaud, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BLACKBAUD, INC.

52	2019 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blackbaud, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Blackbaud, Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

2019 Form 10-K	53

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of YourCause Holdings, LLC - Valuation of Acquired Technology and Customer Relationships

As described in Notes 2 and 3 to the consolidated financial statements, on January 2, 2019, the Company acquired YourCause Holdings, LLC for an aggregate purchase price of $157.7 million, which resulted in $47.8 million of acquired technology and $25.9 million of customer relationships being recorded. Management estimated the fair value of acquired technology using the relief-from-royalty method and estimated the fair value of customer relationships using the multi-period excess earnings method. Critical estimates in management's valuation of intangible assets include, but are not limited to, estimates about expected future cash flows from customers, including revenue and operating expenses; royalty and customer attrition rates; proprietary technology obsolescence curve; the acquired company's brand awareness and market position, the market awareness of the acquired company's branded technology solutions and services; assumptions about the period of time the brand will continue to be valuable; as well as expected costs to develop any in-process research and development into commercially viable solutions and estimated cash flows from the projects when completed, and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets from the acquisition of YourCause Holdings, LLC is a critical audit matter are (i) there was significant auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the acquired technology and customer relationships due to the significant amount of judgment by management when developing these estimates, (ii) significant audit effort was required in assessing the significant assumptions, including future revenue and operating expenses, royalty and customer attrition rates, proprietary technology obsolescence curves, and the discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired technology and customer relationships, as well as controls over development of significant assumptions related to the valuation of these intangible assets, including future revenue and operating expenses, royalty and customer attrition rates, proprietary technology obsolescence curves, and the discount rate. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of the acquired technology and customer relationships, and (iii) testing management’s cash flow projections used to estimate the fair value of the intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions, including future revenue and operating expenses, royalty and customer attrition rates, proprietary technology obsolescence curves, and discount rate. Evaluating the reasonableness of the future revenue and operating expenses and the customer attrition rate involved considering past performance of the acquired business, as well as economic and industry forecasts. Evaluating the reasonableness of the proprietary technology obsolescence curves and

54	2019 Form 10-K

royalty rates involved evaluating the consistency of these assumptions to external market and industry data. Evaluating the discount rate involved assessing the cost of capital of comparable benchmark rates and other industry factors. Professionals with specialized skill and knowledge were used to assist in evaluating significant assumptions, including the royalty and customer attrition rates, proprietary technology obsolescence curves and the discount rate.

Revenue recognition - Contracts with Multiple Performance Obligations

As described in Note 2 to the consolidated financial statements, the Company has some contracts with customers that contain multiple performance obligations. For these contracts, management accounts for individual performance obligations separately if they are distinct. As described by management, management exercises judgment and uses estimates in order to (1) determine whether performance obligations are distinct and should be accounted for separately; (2) determine the standalone selling price of each performance obligation; (3) allocate the transaction price among the various performance obligations on a relative standalone selling price basis; and (4) determine whether revenue for each performance obligation should be recognized at a point in time or over time. For the year ended December 31, 2019, the Company’s total revenue was $900.4 million.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically contracts with multiple performance obligations, is a critical audit matter are there was significant judgment by management in identifying, evaluating and accounting for performance obligations in contracts with multiple performance obligations, which led to significant auditor judgment and effort in performing procedures to evaluate whether contracts with multiple performance obligations were appropriately identified, evaluated and accounted for by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the identification, evaluation and accounting for contracts with multiple performance obligations. These procedures also included, among others, testing management’s process for identifying, evaluating and accounting for performance obligations. This included, (i) examining revenue arrangements on a test basis, including evaluating the terms and conditions of the arrangements and testing the identification, evaluation and accounting of the performance obligations, (ii) testing the allocation of the transaction price between performance obligations based on the estimated standalone selling prices on a test basis, (iii) performing procedures to test the completeness and accuracy of the data used to determine stand-alone selling price, and (iv) evaluating the reasonableness of the approach used to determine stand-alone selling price.

/S/ PRICEWATERHOUSECOOPERS LLP
Raleigh, North Carolina
February 20, 2020

We have served as the Company's auditor since 2000.

2019 Form 10-K	55

Blackbaud, Inc.
Consolidated Balance Sheets

(dollars in thousands)	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$31,810	$30,866
Restricted cash due to customers	545,485	418,980
Accounts receivable, net of allowance of $5,529 and $4,722 at December 31, 2019 and December 31, 2018, respectively	88,868	86,595
Customer funds receivable	524	1,753
Prepaid expenses and other current assets	67,852	59,788
Total current assets	734,539	597,982
Property and equipment, net	35,546	40,031
Operating lease right-of-use assets	104,400	—
Software development costs, net	101,302	75,099
Goodwill	634,088	545,213
Intangible assets, net	317,895	291,617
Other assets	65,193	65,363
Total assets	$1,992,963	$1,615,305
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$47,676	$34,538
Accrued expenses and other current liabilities	73,317	46,893
Due to customers	546,009	420,733
Debt, current portion	7,500	7,500
Deferred revenue, current portion	314,335	295,991
Total current liabilities	988,837	805,655
Debt, net of current portion	459,600	379,624
Deferred tax liability	44,594	44,291
Deferred revenue, net of current portion	1,802	2,564
Operating lease liabilities, net of current portion	95,624	—
Other liabilities	5,742	9,388
Total liabilities	1,596,199	1,241,522
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 60,206,091 and 59,327,633 shares issued at December 31, 2019 and December 31, 2018, respectively	60	59
Additional paid-in capital	457,804	399,241
Treasury stock, at cost; 11,066,354 and 10,760,574 shares at December 31, 2019 and December 31, 2018, respectively	(290,665)	(266,884)
Accumulated other comprehensive loss	(5,290)	(5,110)
Retained earnings	234,855	246,477
Total stockholders’ equity	396,764	373,783
Total liabilities and stockholders’ equity	$1,992,963	$1,615,305

The accompanying notes are an integral part of these consolidated financial statements.

56	2019 Form 10-K

Blackbaud, Inc.
Consolidated Statements of Comprehensive Income

(dollars in thousands, except per share amounts)	Years ended December 31,
	2019	2018	2017
Revenue
Recurring	$831,609	$762,181	$684,583
One-time services and other	68,814	86,425	103,904
Total revenue	900,423	848,606	788,487
Cost of revenue
Cost of recurring	357,988	305,481	277,639
Cost of one-time services and other	60,436	76,261	84,265
Total cost of revenue	418,424	381,742	361,904
Gross profit	481,999	466,864	426,583
Operating expenses
Sales, marketing and customer success	224,152	192,848	169,559
Research and development	106,164	98,811	89,911
General and administrative	113,414	106,354	94,870
Amortization	5,316	4,844	3,271
Restructuring	5,808	4,590	794
Total operating expenses	454,854	407,447	358,405
Income from operations	27,145	59,417	68,178
Interest expense	(20,618)	(15,898)	(12,097)
Other income, net	4,058	1,103	2,260
Income before provision for income taxes	10,585	44,622	58,341
Income tax benefit	(1,323)	(219)	(15,292)
Net income	$11,908	$44,841	$73,633
Earnings per share
Basic	$0.25	$0.95	$1.58
Diluted	$0.25	$0.93	$1.54
Common shares and equivalents outstanding
Basic weighted average shares	47,695,383	47,206,669	46,669,440
Diluted weighted average shares	48,312,271	48,045,084	47,775,702
Other comprehensive loss
Foreign currency translation adjustment	2,641	(5,218)	(789)
Unrealized (loss) gain on derivative instruments, net of tax	(2,821)	583	751
Total other comprehensive loss	(180)	(4,635)	(38)
Comprehensive income	$11,728	$40,206	$73,595

The accompanying notes are an integral part of these consolidated financial statements.

2019 Form 10-K	57

Blackbaud, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$11,908	$44,841	$73,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,693	79,566	73,948
Provision for doubtful accounts and sales returns	8,725	6,890	11,686
Stock-based compensation expense	58,633	48,274	40,631
Deferred taxes	(3,600)	(619)	(17,814)
Amortization of deferred financing costs and discount	752	752	838
Other non-cash adjustments	4,906	(1,912)	504
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(6,569)	2,166	(15,821)
Prepaid expenses and other assets	6,383	(5,217)	(9,550)
Trade accounts payable	12,900	9,487	1,024
Accrued expenses and other liabilities	(9,718)	(2,027)	(4,973)
Deferred revenue	12,464	19,184	22,184
Net cash provided by operating activities	182,477	201,385	176,290
Cash flows from investing activities
Purchase of property and equipment	(11,492)	(14,719)	(10,208)
Capitalized software development costs	(46,874)	(37,629)	(28,345)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(109,353)	(44,943)	(146,789)
Purchase of derivative instruments	—	—	(568)
Proceeds from settlement of derivative instruments	—	—	1,030
Other investing activities	500	(500)	—
Net cash used in investing activities	(167,219)	(97,791)	(184,880)
Cash flows from financing activities
Proceeds from issuance of debt	424,000	270,900	774,500
Payments on debt	(344,500)	(322,476)	(679,119)
Debt issuance costs	—	—	(3,085)
Employee taxes paid for withheld shares upon equity award settlement	(23,781)	(27,685)	(23,962)
Proceeds from exercise of stock options	7	11	15
Change in due to customers	77,793	(188,502)	226,717
Change in customer funds receivable	1,301	(844)	6,644
Dividend payments to stockholders	(23,607)	(23,312)	(23,069)
Net cash provided by (used in) financing activities	111,213	(291,908)	278,641
Effect of exchange rate on cash, cash equivalents and restricted cash	978	(2,014)	(550)
Net increase (decrease) in cash, cash equivalents and restricted cash	127,449	(190,328)	269,501
Cash, cash equivalents and restricted cash, beginning of year	449,846	640,174	370,673
Cash, cash equivalents and restricted cash, end of year	$577,295	$449,846	$640,174

Supplemental disclosure of cash flow information
Cash (paid) received during the year for:
Interest	(19,926)	(15,261)	(10,614)
Taxes, net of refunds	(383)	7,138	(5,613)
Non-cash investing and financing activities:
Purchase of equipment and other assets included in accounts payable	(794)	(882)	(1,546)
Acquired restricted cash liabilities due to customers	46,838	—	31,644
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$31,810	$30,866
Restricted cash due to customers	545,485	418,980
Total cash, cash equivalents and restricted cash in the statement of cash flows	$577,295	$449,846

The accompanying notes are an integral part of these consolidated financial statements.

58	2019 Form 10-K

Blackbaud, Inc.
Consolidated Statements of Stockholders' Equity

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2016	57,672,401	$58	$310,452	$(215,237)	$(604)	$174,409	$269,078
Net income	—	—	—	—	—	73,633	73,633
Payment of dividends ($0.48 per share)	—	—	—	—	—	(23,069)	(23,069)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	390,291	—	15	—	—	—	15
Employee taxes paid for 308,993 withheld shares upon equity award settlement	—	—	—	(23,962)	—	—	(23,962)
Stock-based compensation	—	—	40,575	—	—	56	40,631
Restricted stock grants	570,208	1	—	—	—	—	1
Restricted stock cancellations	(81,139)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(38)	—	(38)
Balance at December 31, 2017	58,551,761	$59	$351,042	$(239,199)	$(642)	$225,029	$336,289
Net income	—	—	—	—	—	44,841	44,841
Payment of dividends ($0.48 per share)	—	—	—	—	—	(23,312)	(23,312)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	349,248	—	11	—	—	—	11
Employee taxes paid for 284,780 withheld shares upon equity award settlement	—	—	—	(27,685)	—	—	(27,685)
Stock-based compensation	—	—	48,188	—	—	86	48,274
Restricted stock grants	541,786	—	—	—	—	—	—
Restricted stock cancellations	(115,162)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(4,635)	—	(4,635)
Reclassification upon adoption of ASU 2018-02(1)	—	—	—	—	167	(167)	—
Balance at December 31, 2018	59,327,633	$59	$399,241	$(266,884)	$(5,110)	$246,477	$373,783
Net income	—	—	—	—	—	11,908	11,908
Payment of dividends ($0.48 per share)	—	—	—	—	—	(23,607)	(23,607)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	267,455	—	7	—	—	—	7
Employee taxes paid for 305,780 withheld shares upon equity award settlement	—	—	—	(23,781)	—	—	(23,781)
Stock-based compensation	—	—	58,556	—	—	77	58,633
Restricted stock grants	723,868	1	—	—	—	—	1
Restricted stock cancellations	(112,865)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(180)	—	(180)
Balance at December 31, 2019	60,206,091	$60	$457,804	$(290,665)	$(5,290)	$234,855	$396,764
(1) Refer to the discussion of recently adopted accounting pronouncements in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on February 20, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

2019 Form 10-K	59

Blackbaud, Inc.
Notes to Consolidated Financial Statements

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, foundations, companies, education institutions, healthcare organizations and individual change agents—we connect and empower organizations and individuals to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina and have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom. As of December 31, 2019, we had over 45,000 global customers.

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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets , income taxes, business combinations, stock-based compensation, capitalization of software development costs, our allowances for sales returns and doubtful accounts, costs of obtaining contracts, valuation of derivative instruments and loss contingencies, among others. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could materially differ from these estimates.
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

60	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

Recently issued accounting pronouncements
There are no recently issued accounting pronouncements that are expected to have a material impact on our financial position or results of operations when adopted in the future.
Summary of significant accounting policies
Revenue recognition
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; (ii) providing payment and transaction services; (iii) providing software maintenance and support services; and (iv) providing professional services, including implementation, consulting, training, analytic and other services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.
Recurring
Recurring revenue represents stand-ready performance obligations in which we are making our solutions or services available to our customers continuously over time or the value of the contract renews. Therefore, recurring revenue is generally recognized over time on a ratable basis over the contract term, beginning on the date that the solution or service is made available to the customer. Our recurring revenue contracts are generally for a term of 3 years at contract inception with 1 to 3-year renewals thereafter, billed annually in advance and non-cancelable.
Recurring revenue is comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, hosting services, online training programs, subscription-based analytic services, such as donor acquisitions and data enrichment, and payment services. Recurring revenue also includes fees from maintenance services for our on-premises solutions, services included in our renewable subscription contracts, subscription-based contracts for professional services and variable transaction revenue associated with the use of our solutions.
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

2019 Form 10-K	61

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

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
Costs of obtaining contracts, contract assets and deferred revenue
We pay sales commissions at the time contracts with customers are signed or shortly thereafter, depending on the size and duration of the sales contract. Sales commissions and related fringe benefits earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized in a manner that aligns with the expected period of benefit, which we have determined to be 5 years. We determined the period of benefit by taking into consideration our customer contracts, including renewals, retention, our technology and other factors. We do not generally pay commissions for contract renewals. The related amortization expense is included in sales, marketing and customer success expense in our consolidated statements of comprehensive income.
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

62	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

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
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash due to customers and accounts receivable. Our cash and cash equivalents and restricted cash due to customers are placed with high credit-quality financial institutions. Our accounts receivable is derived from sales to customers who primarily operate in the nonprofit sector. With respect to accounts receivable, we perform ongoing evaluations of our customers and maintain an allowance for doubtful accounts based on historical experience and our expectations of future credit losses. As of and for the years ended December 31, 2019, 2018 and 2017, there were no significant concentrations with respect to our consolidated revenues or accounts receivable.
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
Construction-in-progress primarily related to purchases of facilities and information technology assets which had not been placed in service at the respective balance sheet dates. We transfer these assets to the applicable property and equipment category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2019, 2018 and 2017.

2019 Form 10-K	63

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

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
Critical estimates in valuing intangible assets include, but are not limited to, estimates about: expected future cash flows from customers, including revenue and operating expenses; royalty and customer attrition rates; proprietary technology obsolescence curve; the acquired company's brand awareness and market position, the market awareness of the acquired company's branded technology solutions and services; assumptions about the period of time the brand will continue to be valuable; as well as expected costs to develop any in-process research and development into commercially viable solutions and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable, and unanticipated events and changes in circumstances may occur.
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
The quantitative impairment test compares the fair values of identified reporting units with their respective carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Based on our current internal reporting structure, we currently have one operating segment, one reportable segment, and one reporting unit. In each of 2019, 2018 and 2017, we performed the quantitative impairment test which indicated that the estimated fair values of the identified reporting units significantly exceeded their respective carrying values. There was no impairment of goodwill during 2019, 2018 or 2017.
Intangible assets other than goodwill
We amortize finite-lived intangible assets over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Straight-line and accelerated(1)	8-17
Marketing assets	Straight-line	2-15
Acquired software and technology	Straight-line and accelerated(1)	5-14
Non-compete agreements	Straight-line	1-5

(1)	Certain of the customer relationships and acquired software and technology assets are amortized on an accelerated basis.

64	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

We write off the gross carrying amount and accumulated amortization balances for all fully amortized intangible assets. We evaluate the estimated useful lives and the potential for impairment of finite and indefinite-lived intangible assets on an annual basis or more frequently if events or circumstances indicate revised estimates of useful lives may be appropriate or that the carrying amount may be impaired. If the carrying amount of a finite-lived intangible asset is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. Substantially all of our intangible assets were acquired in business combinations. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain acquired intangible assets during 2019. There was no impairment of acquired intangible assets during 2018 or 2017.
Impairment of long-lived assets
We review long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain long-lived assets during 2019. No impairment of long-lived assets occurred in 2018 or 2017.
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

2019 Form 10-K	65

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

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
Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other income, net. For the year ended December 31, 2019, we recorded a net foreign currency loss that was insignificant. For the year ended December 31, 2018, we recorded a net foreign currency loss of $0.9 million. For the year ended December 31, 2017, we recorded net foreign currency gain of $1.1 million.
Research and development
Research and development costs are expensed as incurred except as noted below under Software development costs. These costs include compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to researching and developing new solutions, upgrading and enhancing existing solutions, and allocated depreciation, facilities and IT support costs.
Software development costs
We incur certain costs associated with the development of internal-use software, which are primarily related to activities performed to develop our cloud solutions. Internal and external costs incurred in the preliminary project stage of internal-use software development are expensed as incurred. Once the software being developed has reached the application development stage, qualifying internal costs including payroll and payroll-related costs of employees who are directly associated with and devote time to the software project as well as external direct costs of materials and services are capitalized. Capitalization ceases at the point at which the developed software is substantially complete and ready for its intended use, which is typically upon completion of all substantial testing. Qualifying costs capitalized during the application development stage include those related to specific upgrades and enhancements when it is probable that those costs incurred will result in additional functionality. Overhead costs, including general and administrative costs, as well as maintenance, training and all other costs associated with post-implementation stage activities are expensed as incurred. In addition, internal costs that cannot be reasonably separated between maintenance and relatively minor upgrades and enhancements are expensed as incurred.
Qualifying capitalized software development costs are amortized on a straight-line basis over the software asset's estimated useful life, which is generally 3 to 7 years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairment charges related to capitalized software development costs during the years ended December 31, 2019, 2018, and 2017. We write off the gross carrying amount and accumulated amortization balances for all fully amortized software development cost assets.
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

66	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

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
Below is a summary of the changes in our allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Balance at end of year
2019	$3,377	$6,232	$(5,963)	$3,646
2018	4,400	4,952	(5,975)	3,377
2017	2,704	10,511	(8,815)	4,400
Below is a summary of the changes in our allowance for doubtful accounts.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Balance at end of year
2019	$1,345	$2,476	$(1,938)	$1,883
2018	741	2,446	(1,842)	1,345
2017	587	1,148	(994)	741

Advertising costs
We expense advertising costs as incurred, which were $3.1 million, $4.0 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Restructuring costs
Restructuring costs include charges for the costs of exit or disposal activities. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred. For details of our restructuring activities, see Note 19 of these consolidated financial statements.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, accrued expense and other current liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheet as of December 31, 2019.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate in determining the present value of lease payments. Our incremental borrowing rate is based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any initial direct costs and lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments related to our operating leases is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately. We do not recognize short-term leases (those that, at the commencement date, have a lease term of 12 months or less) on our consolidated balance sheets. Variable lease payments, which are primarily comprised of common-area maintenance, utilities and real estate taxes that are passed on from the lessor in proportion to the space leased by us, are recognized in operating expenses in the period in which the obligation for those payments is incurred.

2019 Form 10-K	67

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

3. Business Combinations

2019 Acquisitions
YourCause
On January 2, 2019, we acquired all of the outstanding equity securities, including all voting equity interests, of YourCause Holdings, LLC, a Delaware limited liability company ("YourCause"), pursuant to a purchase agreement and plan of merger. The acquisition expands our footprint in corporate social responsibility and employee engagement and enhances our position as a leader in providing solutions to both nonprofit organizations and for-profit companies committed to addressing social issues. We acquired the equity securities for an aggregate purchase price of $157.7 million in cash, net of closing adjustments. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility (as defined below). As a result of the acquisition, YourCause has become a wholly owned subsidiary of ours. The operating results of YourCause have been included in our consolidated financial statements from the date of acquisition. During the year ended December 31, 2019, we incurred insignificant acquisition-related expenses associated with the acquisition, which were recorded in general and administrative expense.
The fair values assigned to the assets acquired and liabilities assumed in the table below are based on our best estimates and assumptions as of the reporting date. We finalized the purchase price allocation of YourCause, including the valuation of assets acquired and liabilities assumed, during the fourth quarter of 2019.

(in thousands)	Purchase price allocation
Net working capital, excluding deferred revenue	$3,711
Other long-term assets	2,574
Identifiable intangible assets	74,690
Deferred tax liability	(4,660)
Deferred revenue	(4,300)
Other long-term liabilities	(1,650)
Goodwill	87,350
Total purchase price	$157,715

68	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

The estimated fair value of accounts receivable acquired approximates the contractual value of $4.2 million and $54.6 million of the goodwill arising in the acquisition is deductible for income tax purposes. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining the operations and assembled workforce of YourCause. During the year ended December 31, 2019, we recorded insignificant measurement period adjustments to the estimated fair value of the YourCause assets acquired and liabilities assumed following the receipt of new information. The adjustments resulted in an increase to net working capital, excluding deferred revenue, with the corresponding offset to goodwill.
The YourCause acquisition resulted in the identification of the following identifiable intangible assets:

		Weighted average amortization period	Intangible assets acquired
YourCause	Valuation Method	(in years)	(in thousands)
Acquired technology	Relief-from-Royalty	12	$47,800
Customer relationships	Multi-period Excess Earnings	15	25,900
Marketing assets	Relief-from-Royalty	2	830
Non-compete agreements	Comparative (With and Without)	0	160
Total intangible assets		13	$74,690

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
2018 Acquisitions
Reeher
On April 30, 2018, we acquired all of the outstanding equity securities, including all voting equity interests, of Reeher LLC, a Minnesota limited liability company (“Reeher”), pursuant to a securities purchase agreement. The acquisition expands our fundraising performance management capabilities and is intended to drive more effective fundraising and greater social good outcomes for our customers. We acquired the equity securities for an aggregate purchase price of $41.2 million in cash, net of closing adjustments. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility (as defined in Note 9 of these consolidated financial statements). As a result of the acquisition, Reeher has become a wholly owned subsidiary of ours. We finalized the purchase price allocation of Reeher, including the valuation of assets acquired and liabilities assumed, during the second quarter of 2019. All measurement period adjustments were insignificant. We determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented.
2017 Acquisitions
JustGiving
On October 2, 2017, Blackbaud Global Limited (“Blackbaud Global”), a U.K. limited liability company and wholly owned subsidiary of ours, acquired the entire issued share capital, including all voting equity interests, of Giving Limited, a U.K. private limited company doing business as “JustGiving” for an aggregate purchase price, including certain post-closing adjustments set forth in the related stock purchase agreement, of £102.4 million, or approximately $137.2 million, in cash. JustGiving is a market leading social platform for giving, and the acquisition is expected to enhance our capabilities to

2019 Form 10-K	69

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

serve both individual donors and nonprofits, expanding the peer-to-peer fundraising capabilities we offer today. As a result of the acquisition, JustGiving has become a wholly owned subsidiary of ours. We financed the acquisition of JustGiving through cash on hand and borrowings of $138.7 million under the 2017 Credit Facility. We finalized the purchase price allocation of JustGiving, including the valuation of assets acquired and liabilities assumed, during the fourth quarter of 2018. All measurement period adjustments were insignificant. We determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented.
AcademicWorks
On April 3, 2017, we acquired all of the outstanding shares of capital stock, including all voting equity interests, of AcademicWorks, Inc., a Texas corporation ("AcademicWorks"), pursuant to a stock purchase agreement. AcademicWorks is the market leader in scholarship management for higher education and K-12 institutions, foundations, and grant-making institutions. The acquisition extends our offerings for our higher education, K-12, and corporate and foundation customers. We acquired AcademicWorks for $52.1 million in cash, net of closing adjustments. We financed the acquisition through a drawdown of a revolving credit loan under our then-existing credit facility. As a result of the acquisition, AcademicWorks has become a wholly owned subsidiary of ours. We finalized the purchase price allocation of AcademicWorks, including the valuation of assets acquired and liabilities assumed, during the first quarter of 2018. All measurement period adjustments were insignificant. We determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented.

4. Goodwill and Other Intangible Assets
The change in our goodwill during 2019 consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2018	$545,213
Additions related to current year business combinations	87,350
Effect of foreign currency translation	1,525
Balance at December 31, 2019	$634,088

70	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

We have recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization as of:

	December 31,
(dollars in thousands)	2019	2018
Finite-lived gross carrying amount
Customer relationships	$286,951	$280,309
Marketing assets	34,246	48,484
Acquired software and technology	233,094	211,654
Non-compete agreements	2,200	2,499
Database	—	4,275
Total finite-lived gross carrying amount	556,491	547,221
Accumulated amortization
Customer relationships	(118,031)	(116,648)
Marketing assets	(3,648)	(16,395)
Acquired software and technology	(115,048)	(118,268)
Non-compete agreements	(1,869)	(1,618)
Database	—	(4,275)
Total accumulated amortization	(238,596)	(257,204)
Indefinite-lived gross carrying amount
Marketing assets	—	1,600
Intangible assets, net	$317,895	$291,617

During the year ended December 31, 2019, changes to the gross carrying amounts of intangible asset classes were primarily related to our business acquisitions as described in Note 3 of these financial statements, write-offs of fully amortized intangible assets, and the effect of foreign currency translation.
During the year ended December 31, 2019, we also recorded an impairment charge of $0.9 million against an acquired marketing asset that reduced the carrying value of the asset to zero. The impairment charge resulted from our decision during the year to rebrand the solution to which the asset related. This impairment charge was recorded as amortization on our consolidated statements of comprehensive income.
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

2019 Form 10-K	71

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes amortization expense of our finite-lived intangible assets:

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Included in cost of revenue:
Cost of recurring	$42,565	$39,877	$37,557
Cost of one-time services and other	2,204	2,356	2,542
Total included in cost of revenue	44,769	42,233	40,099
Included in operating expenses	5,316	4,844	3,271
Total amortization of intangibles from business combinations	$50,085	$47,077	$43,370

The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of December 31, 2019:

Years ending December 31, (dollars in thousands)	Amortization expense
2020	$41,544
2021	37,010
2022	34,671
2023	33,665
2024	33,150
Total	$180,040

5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2019	2018	2017
Numerator:
Net income	$11,908	$44,841	$73,633
Denominator:
Weighted average common shares	47,695,383	47,206,669	46,669,440
Add effect of dilutive securities:
Stock-based awards	616,888	838,415	1,106,262
Weighted average common shares assuming dilution	48,312,271	48,045,084	47,775,702
Earnings per share:
Basic	$0.25	$0.95	$1.58
Diluted	$0.25	$0.93	$1.54

Anti-dilutive shares excluded from calculations of diluted earnings per share	241,336	48,881	4,634

72	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

6. Fair Value Measurements
Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of December 31, 2019
Financial liabilities:
Derivative instruments	$—	$1,757	$—	$1,757
Total financial liabilities	$—	$1,757	$—	$1,757

Fair value as of December 31, 2018
Financial assets:
Derivative instruments	$—	$2,260	$—	$2,260
Total financial assets	$—	$2,260	$—	$2,260

Fair value as of December 31, 2018
Financial liabilities:
Derivative instruments	$—	$186	$—	$186
Total financial liabilities	$—	$186	$—	$186

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
We believe the carrying amounts of our cash and cash equivalents, restricted cash due to customers, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at December 31, 2019 and December 31, 2018, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at December 31, 2019 and December 31, 2018, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the years ended December 31, 2019, 2018 and 2017. Additionally, we did not hold any Level 3 assets or liabilities during the years ended December 31, 2019, 2018 and 2017.
Non-recurring fair value measurements
Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived, intangible assets, goodwill and operating lease ROU assets, which are recognized at fair value during the period in which an acquisition is completed or at lease commencement, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for long-lived assets, intangible assets acquired and operating lease ROU assets, are based on Level 3 unobservable inputs. In the event of an impairment, we determine the fair value of these assets other than goodwill using a discounted cash flow approach, which contains

2019 Form 10-K	73

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

significant unobservable inputs and, therefore, is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate. For goodwill impairment testing, we estimate fair value using market-based methods including the use of market capitalization and consideration of a control premium.
During the year ended December 31, 2019, we recorded impairment charges of $3.8 million against our operating lease ROU assets, $1.4 million against certain property and equipment assets and $0.9 million against certain finite-lived intangible assets. See Notes 11, 7 and 4, respectively, to these consolidated financial statements for additional details.
There were no other non-recurring fair value adjustments during 2019, 2018 and 2017 except for certain business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date from updated estimates and assumptions during the measurement period. See Note 3 and Note 4 to these consolidated financial statements for additional details. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

7. Property and Equipment and Software Development Costs
Property and equipment
Property and equipment consisted of the following as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2019	2018
Equipment	3 - 5	$4,512	$4,243
Computer hardware	1 - 5	67,045	75,060
Computer software	1 - 5	35,726	34,294
Construction in progress	—	213	233
Furniture and fixtures	1 - 7	7,823	7,004
Leasehold improvements	Lesser of lease term or estimated useful life	24,295	26,795
Total property and equipment		139,614	147,629
Less: accumulated depreciation		(104,068)	(107,598)
Property and equipment, net		$35,546	$40,031

Depreciation expense was $15.0 million, $15.9 million and $17.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
During the year ended December 31, 2019, we recorded impairment charges of $1.4 million against certain property and equipment assets that reduced the carrying value of the assets to zero. These impairment charges resulted primarily from our facilities optimization restructuring as we wrote-off facilities-related fixed assets that we would no longer use. See Note 19 to these consolidated financial statements for additional details regarding our facilities optimization restructuring.

74	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

Software development costs
Software development costs consisted of the following as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2019	2018
Software development costs	3 - 7	$139,014	$121,983
Less: accumulated amortization		(37,712)	(46,884)
Software development costs, net		$101,302	$75,099

During the year ended December 31, 2019, changes to the gross carrying amount of software development costs were primarily related to qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those for our cloud solutions, write-offs of fully amortized assets, and the effect of foreign currency translation.
Amortization expense related to software development costs was $21.0 million, $16.6 million and $12.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included primarily in cost of recurring.

8. Consolidated Financial Statement Details
Prepaid expenses and other assets

(dollars in thousands)	December 31, 2019	December 31, 2018
Costs of obtaining contracts(1)(2)	$90,764	$85,590
Prepaid software maintenance and subscriptions	24,678	21,134
Unbilled accounts receivable	6,233	4,161
Prepaid insurance	1,585	1,087
Taxes, prepaid and receivable	849	2,055
Security deposits	885	1,020
Other assets	8,051	10,104
Total prepaid expenses and other assets	133,045	125,151
Less: Long-term portion	65,193	65,363
Prepaid expenses and other current assets	$67,852	$59,788

(1)
Amortization expense from costs of obtaining contracts was $38.1 million, $35.7 million and $35.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in sales, marketing and customer success expense in our consolidated statements of comprehensive income.

(2)	The current portion of costs of obtaining contracts as of December 31, 2019 and 2018 was $33.0 million and $31.7 million, respectively.

2019 Form 10-K	75

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

Accrued expenses and other liabilities

(dollars in thousands)	December 31, 2019	December 31, 2018
Operating lease liabilities, current portion(1)	$19,784	$—
Accrued bonuses	$24,617	$14,868
Accrued commissions and salaries	6,980	9,934
Taxes payable	6,835	6,204
Customer credit balances	4,505	4,076
Unrecognized tax benefit	3,758	2,719
Accrued vacation costs	2,232	2,352
Accrued health care costs	2,399	1,497
Other liabilities	7,949	14,631
Total accrued expenses and other liabilities	79,059	56,281
Less: Long-term portion	5,742	9,388
Accrued expenses and other current liabilities	$73,317	$46,893

(1)	Upon adoption of ASU 2016-02 at January 1, 2019, we recognized lease liabilities for our operating leases. See Note 2 of these consolidated financial statements for details.
Deferred revenue

(dollars in thousands)	December 31, 2019	December 31, 2018
Recurring	$302,751	$286,960
One-time services and other	13,386	11,595
Total deferred revenue	316,137	298,555
Less: Long-term portion	1,802	2,564
Deferred revenue, current portion	$314,335	$295,991

Other income, net

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Interest income	$2,802	$2,008	$993
Gain on derivative instrument	—	—	462
Loss on debt extinguishment	—	—	(299)
Other income (expense), net	1,256	(905)	1,104
Other income, net	$4,058	$1,103	$2,260

76	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

9. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Credit facility:
Revolving credit loans	$187,000	$100,000	3.11%	4.13%
Term loans	281,250	288,750	3.22%	3.44%
Total debt	468,250	388,750	3.18%	3.61%
Less: Unamortized discount and debt issuance costs	1,150	1,626
Less: Debt, current portion	7,500	7,500	3.05%	3.77%
Debt, net of current portion	$459,600	$379,624	3.18%	3.61%

2017 refinancing
We were previously party to a $325.0 million 5-year credit facility entered into during February 2014. The credit facility included: a dollar and a designated currency revolving credit facility with sublimits for letters of credit and swingline loans (the “2014 Revolving Facility”) and a delayed draw term loan (the “2014 Term Loan”) together, (the “2014 Credit Facility”).
In June 2017, we entered into a 5-year $700.0 million senior credit facility (the “2017 Credit Facility”). The 2017 Credit Facility includes a $400.0 million revolving credit facility (the “2017 Revolving Facility”) and a $300.0 million term loan facility (the “2017 Term Loan”). Upon closing we drew $300.0 million on a term loan and $110.0 million in revolving credit loans, which was used to repay all amounts outstanding under the 2014 Credit Facility, fees and expenses incurred in connection with the 2017 Credit Facility, and for other general corporate purposes.
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
In connection with our entry into the 2017 Credit Facility, we paid $3.1 million in financing costs, of which $1.0 million were capitalized in other assets and, together with a portion of the unamortized deferred financing costs from the 2014 Credit Facility and prior facilities, are being amortized into interest expense ratably over the term of the new facility. As of December 31, 2019 and 2018, deferred financing costs totaling $0.6 million and $0.9 million, respectively, were included in other assets on our consolidated balance sheets. We recorded aggregate financing costs of $1.8 million as a direct deduction from the carrying amount of our debt liability, which related to debt discount (fees paid to lenders) and debt issuance costs for the 2017 Term Loan.
Summary of the 2017 Credit Facility
The 2017 Revolving Facility includes (i) a $50.0 million sublimit available for the issuance of standby letters of credit, (ii) a $50.0 million sublimit available for swingline loans, and (iii) a $100.0 million sublimit available for multicurrency borrowings.

2019 Form 10-K	77

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

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
We also pay a quarterly commitment fee on the unused portion of the 2017 Revolving Facility from 0.15% to 0.25% per annum, depending on our net leverage ratio. At December 31, 2019, the commitment fee was 0.20%.
The term loan under the 2017 Credit Facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2017 Credit Facility.
The 2017 Credit Facility includes financial covenants related to the net leverage ratio and interest coverage ratio, as well as restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. At December 31, 2019, we were in compliance with our debt covenants under the 2017 Credit Facility.
The 2017 Credit Facility also includes an option to request increases in the revolving commitments and/or request additional term loans in an aggregate principal amount of up to $200.0 million plus an amount, if any, such that the Net Leverage Ratio shall be no greater than 3.00 to 1.00. At December 31, 2019, our available borrowing capacity under the 2017 Credit Facility was $209.6 million.
Financing for 2019 acquisition
On January 2, 2019, we acquired YourCause for $157.7 million in cash, net of closing adjustments. We financed the acquisition with a revolving credit loan under the 2017 Credit Facility.
Other debt
In December 2019, we entered into a 4-year $2.2 million agreement to finance our purchase of software and related services for our internal use. The agreement is a non-interest-bearing note requiring four equal annual payments, with the first payment due in January 2020. Interest associated with the note will be imputed at the rate we would incur for amounts borrowed under the 2017 Credit Facility. As of December 31, 2019, there were no amounts outstanding under the agreement.
As of December 31, 2019, the required annual maturities related to the 2017 Credit Facility were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2020	$7,500
2021	7,500
2022	453,250
2023	—
2024	—
Thereafter	—
Total required maturities	$468,250

78	2019 Form 10-K

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
The fair values of our derivative instruments were as follows as of:

		Asset Derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	December 31, 2019	December 31, 2018	Balance sheet location	December 31, 2019	December 31, 2018
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$—	$—	Accrued expenses and other current liabilities	$—	$—
Interest rate swaps, long-term portion	Other assets	—	2,260	Other liabilities	1,757	186
Total derivative instruments designated as hedging instruments		$—	$2,260		$1,757	$186

We did not have any undesignated derivative instruments as of December 31, 2019 and 2018.

2019 Form 10-K	79

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	December 31, 2019		Year ended December 31, 2019
Interest rate swaps	$(1,757)	Interest expense	$573

	December 31, 2018		Year ended December 31, 2018
Interest rate swaps	$2,074	Interest expense	$118

	December 31, 2017		Year ended December 31, 2017
Interest rate swaps	$1,283	Interest expense	$(293)

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive income as of December 31, 2019 that is expected to be reclassified into earnings within the next twelve months is $1.0 million. There were no ineffective portions of our interest rate swap derivatives during the years ended December 31, 2019, 2018 and 2017. See Note 14 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.
We did not have any undesignated derivative instruments during 2019 and 2018. The effects of undesignated derivative instruments during 2017 were as follows:

	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income
(dollars in thousands)		Year ended December 31, 2017
Foreign currency option contracts	Other income (expense), net	$513
Foreign currency forward contracts	Other income (expense), net	$(51)
Total gain		$462

11. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. Our leases have remaining lease terms of less than 1 year to 19 years, some of which include options to extend the leases for up to 5 years. We do not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants.
In May 2016, we entered into a lease agreement for our Global Headquarters Facility in Charleston, South Carolina. There are two phases for construction of the Global Headquarters Facility. Phase One included a building with approximately 172,000 rentable square feet, which we began using in April 2018. The lease agreement also grants us a Phase Two option to request that the landlord construct and lease to us a second office building and related improvements. The lease agreement expires in April 2038 and provides for 4 renewal periods of 5 years each at a base rent equal to the then prevailing market rate for comparable buildings.

80	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

We continue to lease our former headquarters facility, now called our Customer Operations Center, in Charleston, South Carolina. The lease expires in October 2023 and has 2 renewal options of 5 years each. We also have a lease for office space in Austin, Texas which expires in September 2023 and has 2 renewal options of 5 years each.
For each of the leases discussed above, we have not included the renewal options in the lease terms for calculating the lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time.
As of December 31, 2019, we had an additional operating lease for equipment that had not yet commenced with future rent payments of $0.8 million. This operating lease commenced on January 1, 2020 with a lease term of 3 years.
The components of lease expense for the year ended December 31, 2019, were as follows:

Year ended December 31,
(dollars in thousands)	2019
Operating lease cost(1)	$27,519
Variable lease cost	4,035
Sublease income	(3,189)
Net lease cost	$28,365

(1)	Includes short-term lease costs, which were immaterial.
During the twelve months ended December 31, 2019, we recorded $3.8 million in impairments of operating lease ROU assets associated with certain leased office spaces we ceased using as part of our facilities optimization restructuring. These impairments, which were based on our estimates about our inability to sublease the office spaces, were recorded as restructuring expense on our consolidated statements of comprehensive income. See Note 19 to these consolidated financial statements for additional details regarding our facilities optimization restructuring.
Total rent expense as determined under ASC 840 was $22.2 million and $17.1 million for the years ended December 31, 2018 and 2017, respectively.
Maturities of our operating lease liabilities as of December 31, 2019 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases(1)
2020	$25,999
2021	21,840
2022	17,187
2023	14,651
2024	7,790
Thereafter	74,168
Total lease payments	161,635
Less: Amount representing interest	46,227
Present value of future payments	$115,408

(1)	Our maturities of our operating lease liabilities do not include payments related to Phase Two of our New Headquarters Facility, as that option had not been exercised as of December 31, 2019.

2019 Form 10-K	81

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

As determined under ASC 840, the future minimum lease payments related to lease agreements with a remaining noncancelable term in excess of one year, net of related sublease commitments and lease incentives, as of December 31, 2018 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases
2019	$20,808
2020	20,274
2021	16,924
2022	14,391
2023	12,923
Thereafter	81,755
Total minimum lease payments	$167,075

Our ROU assets and lease liabilities are included in the following line items in our consolidated balance sheet:

(dollars in thousands)	December 31, 2019
Operating leases
Operating lease right-of-use assets	$104,400

Accrued expenses and other current liabilities	$19,784
Operating lease liabilities, net of current portion	95,624
Total operating lease liabilities	$115,408

As of December 31, 2019, the weighted average remaining lease terms and discount rates were as follows:

(dollars in thousands)	December 31, 2019
Operating leases
Weighted average remaining lease term (years)	12.5
Weighted average discount rate	5.96%

Supplemental cash flow information related to leases during the year ended December 31, 2019, was as follows:

Year ended December 31,
(dollars in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,569
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	102,245

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

82	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

us. As of December 31, 2019, the remaining aggregate minimum purchase commitment under these arrangements was approximately $91.7 million through 2023.
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
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business. We make a provision for a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, we have determined as of December 31, 2019, that no provision for liability nor disclosure is required related to any claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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

12. Income Taxes
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the U.K., Australia, Ireland and Costa Rica. We are generally subject to U.S. federal income tax examination for calendar tax years 2016 through 2019 as well as state and foreign income tax examinations for various years depending on statutes of limitations of those jurisdictions. We are currently under U.S. federal income tax examination for the calendar year 2016.
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
The Tax Act also includes the Global Intangible Low-Tax Income ("GILTI") provision, a new mechanism for taxing certain foreign profits, the Base Erosion Anti-Abuse Tax, a minimum tax on payments to related parties, and the Foreign-Derived Intangible Income ("FDII") provision, a tax incentive to earn income abroad.

2019 Form 10-K	83

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

The following summarizes the components of income tax expense (benefit):

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Current taxes:
U.S. Federal	$1,534	$(1,088)	$2,565
U.S. State and local	613	1,182	(144)
International	130	306	101
Total current taxes	2,277	400	2,522
Deferred taxes:
U.S. Federal	(1,724)	659	(17,128)
U.S. State and local	(2,235)	45	398
International	359	(1,323)	(1,084)
Total deferred taxes	(3,600)	(619)	(17,814)
Total income tax benefit	$(1,323)	$(219)	$(15,292)

The following summarizes the components of income before provision for income taxes:

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
U.S.	$5,149	$47,532	$58,547
International	5,436	(2,910)	(206)
Income before provision for income taxes	$10,585	$44,622	$58,341

84	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate our income tax provision (benefit) is as follows:

	Years ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
Effect of:
State income taxes, net of federal benefit	(1.7)	4.1	1.8
Change in federal income tax rate applied to deferred tax balances	—	—	(43.1)
Change in state income tax rate applied to deferred tax balances	(3.1)	(0.4)	—
Unrecognized tax benefit	4.4	(2.6)	1.5
State credits, net of federal benefit	(15.4)	(1.9)	(1.4)
Change in valuation reserve (primarily state credit reserves)	3.7	0.4	(1.0)
Federal credits generated	(37.6)	(10.4)	(5.8)
Foreign tax rate	(6.3)	0.4	0.2
Acquisition costs	0.5	—	2.2
Section 162(m) limitation	30.8	4.2	2.5
Stock-based compensation	(20.2)	(17.4)	(18.9)
GILTI inclusion	5.9	—	—
FDII benefit	(1.5)	(0.7)	—
Nondeductible meals, entertainment and transportation	11.3	2.6	0.8
Other	(4.3)	0.2	—
Income tax benefit effective rate	(12.5)%	(0.5)%	(26.2)%

The decrease in our effective income tax rate in 2019, when compared to 2018, was primarily due to the heightened impact of research credit generation net of Section 162(m) nondeductible compensation. Furthermore, the 2019 effective tax rate was favorably impacted by other state tax credits net of an overall increase to uncertain tax positions. Lastly, the effective tax rate was negatively impacted by GILTI, net of FDII benefit, resulting from an increase in non-US earnings. The reduced base further magnified the impact of other nondeductible items.

2019 Form 10-K	85

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in thousands)	2019	2018
Deferred tax assets relating to:
Federal and state and foreign net operating loss carryforwards	$9,203	$11,021
Federal, state and foreign tax credits	24,435	18,936
Operating leases	35,620	—
Intangible assets	1,560	1,041
Stock-based compensation	11,717	11,462
Accrued bonuses	1,713	973
Deferred revenue	682	854
Allowance for doubtful accounts	1,374	1,242
Other	7,487	5,607
Total deferred tax assets	93,791	51,136
Deferred tax liabilities relating to:
Intangible assets	(46,569)	(43,700)
Operating leases	(32,888)	—
Fixed assets	(4,446)	(4,444)
Costs of obtaining contracts	(21,128)	(19,573)
Capitalized software development costs	(26,107)	(19,469)
Other	(315)	(926)
Total deferred tax liabilities	(131,453)	(88,112)
Valuation allowance	(6,453)	(6,855)
Net deferred tax liability	$(44,115)	$(43,831)

As of December 31, 2019, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $21.4 million, $19.3 million and $23.8 million, respectively. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2028 and the state net operating loss carryforwards will expire over various periods beginning in 2020. Our foreign net operating loss carryforwards have an unlimited carryforward period. As of December 31, 2019, our foreign tax credit carryforwards for income tax purposes were insignificant. Our federal tax credit carryforwards for income tax purposes were approximately $9.8 million. Our state tax credit carryforwards for income tax purposes were approximately $16.0 million, net of federal benefit. If not utilized, the federal tax credit carryforwards will begin to expire in 2036 and the state tax credit carryforwards will begin to expire in 2020. A portion of the foreign and state net operating loss carryforwards and state credit carryforwards have a valuation reserve due to management's uncertainty regarding the future ability to use such carryforwards.
The following table illustrates the change in our deferred tax asset valuation allowance:

Years ended December 31,	Balance at beginning of year	Acquisition- related change	Charges to expense	Balance at end of year
(dollars in thousands)
2019	$6,855	$—	$(402)	$6,453
2018	7,205	16	(366)	6,855
2017	6,994	—	211	7,205

86	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

The following table sets forth the change to our unrecognized tax benefit for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Balance at December 31, 2018	$3,704	$5,160	$3,145
Increases from prior period positions	1,183	104	1,860
Decreases in prior year positions	(385)	(413)	(238)
Increases from current period positions	456	58	404
Lapse of statute of limitations	(612)	(1,205)	(11)
Balance at December 31, 2019	$4,346	$3,704	$5,160

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $3.9 million at December 31, 2019. Certain prior period amounts relating to our 2014 acquisitions are covered under indemnification agreements and, therefore, we have recorded a corresponding indemnification asset. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2019 and December 31, 2018 was $1.0 million and $0.7 million, respectively. The total amount of interest and penalties included in the consolidated statements of comprehensive income as an increase or decrease in income tax expense for 2019, 2018 and 2017 was insignificant.
We have taken federal and state tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2019 was $1.4 million.
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

13. Stock-based Compensation
Employee stock-based compensation plans
Under the 2016 Equity and Incentive Compensation Plan (the "2016 Equity Plan"), we may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards and cash incentive awards to employees, directors and consultants. We maintain other stock-based compensation plans including the 2008 Equity Incentive Plan (the “2008 Equity Plan”), under which no additional grants may be made.
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
The total number of authorized stock-based awards available under our plans was 7,558,625 as of December 31, 2019. We issue common stock from our pool of authorized stock upon exercise of stock options and stock appreciation rights, vesting of restricted stock units or upon granting of restricted stock.

2019 Form 10-K	87

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

Historically, we have issued four types of awards under these plans: restricted stock awards, restricted stock units, stock appreciation rights and stock options. The following table sets forth the number of awards outstanding for each award type as of:

	Outstanding at December 31,
Award type	2019	2018
Restricted stock awards	1,316,764	1,263,510
Restricted stock units	501,487	459,673
Stock appreciation rights	—	60,871
Stock options	206	836

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
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Years ended December 31,
(in thousands)	2019	2018	2017
Included in cost of revenue:
Cost of recurring	$1,879	$2,464	$1,627
Cost of one-time services and other	1,487	2,778	1,843
Total included in cost of revenue	3,366	5,242	3,470
Included in operating expenses:
Sales, marketing and customer success	11,203	9,285	6,381
Research and development	11,115	9,048	7,765
General and administrative	32,949	24,699	23,015
Total included in operating expenses	55,267	43,032	37,161
Total stock-based compensation expense	$58,633	$48,274	$40,631

The total amount of compensation cost related to unvested awards not recognized was $88.0 million at December 31, 2019. It is expected that this amount will be recognized over a weighted average period of 1.7 years.
Restricted stock awards
We have granted shares of common stock subject to certain restrictions under the 2016 Equity Plan and the 2008 Equity Plan. Restricted stock awards granted to employees vest in equal annual installments generally over 4 years from the grant date subject to the recipient’s continued employment with us. Restricted stock awards granted to non-employee directors

88	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

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
The following table summarizes our unvested restricted stock awards as of December 31, 2019, and changes during the year then ended:

Restricted stock awards	Restricted stock awards	Weighted average grant-date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2019	1,263,510	$75.46
Granted	723,868	78.39
Vested	(557,749)	67.26
Forfeited	(112,865)	80.27
Unvested at December 31, 2019	1,316,764	79.92	8.4	$104,814

(1)	The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock awards that vested during the years ended December 31, 2019, 2018 and 2017 was $37.5 million, $24.2 million and $19.4 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2018 and 2017 was $94.51 and $74.08, respectively.
Restricted stock units
We have also granted restricted stock units subject to certain restrictions under the 2016 Equity Plan and the 2008 Equity Plan. Restricted stock units granted to employees vest in equal annual installments generally over 3 years from the grant date subject to the recipient’s continued employment with us. We have also granted restricted stock units for which vesting is subject to meeting certain performance and/or market conditions. Restricted stock units granted with a market condition had a fair market value assigned at the grant date based on the use of a Monte Carlo simulation model. The fair market value of the stock at the time of the grant is amortized to expense on a straight-line basis over the period of vesting except for awards with market or performance conditions, which are amortized on an accelerated basis over the period of vesting.
The following table summarizes our unvested restricted stock units as of December 31, 2019, and changes during the year then ended:

Restricted stock units	Restricted stock units	Weighted average grant-date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2019	459,673	$79.78
Granted	302,719	77.90
Forfeited	(7,201)	85.63
Vested	(253,704)	75.68
Unvested at December 31, 2019	501,487	80.49	8.5	$39,918

(1)	The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock units that vested during the years ended December 31, 2019, 2018 and 2017 was $19.2 million, $13.7 million, and $9.4 million, respectively. The weighted average grant date fair value of restricted stock units granted for the years ended December 31, 2018 and 2017 was $95.59 and $72.19, respectively.

2019 Form 10-K	89

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

Stock appreciation rights
SARs granted to employees were settled in stock at the time of exercise and vested in equal annual installments generally over 4 years from the date of grant subject to the recipient’s continued employment with us. The number of shares issued upon the exercise of the SARs was calculated as the difference between the share price of our stock on the date of exercise and the date of grant multiplied by the number of SARs divided by the share price on the exercise date.
There have been no new SARs granted since 2013 and all SARs previously granted were fully vested as of December 31, 2017. During the year ended December 31, 2019, 60,871 SARs were exercised, which had a weighted average exercise price of $22.24. The total intrinsic value of SARs exercised during the years ended December 31, 2019, 2018 and 2017 was $3.6 million, $12.4 million, and $14.2 million, respectively. The total fair value of SARs that vested during the year ended December 31, 2017 was insignificant. SARs granted with a market condition had a fair market value assigned at the grant date based on the use of a Monte Carlo simulation model. All other SARs granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model.
Stock options
There have been no new stock option awards granted since 2005 and all outstanding stock options were fully vested as of December 31, 2010. The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was insignificant. All outstanding stock options granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model.

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
The following table provides information with respect to quarterly dividends paid on common stock during the year ended December 31, 2019.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 6, 2019	$0.12	February 27	March 15
April 30, 2019	0.12	May 28	June 14
July 30, 2019	0.12	August 28	September 13
October 28, 2019	0.12	November 27	December 13
On February 10, 2020, our Board of Directors declared a first quarter 2020 dividend of $0.12 per share payable on March 13, 2020 to stockholders of record on February 28, 2020.
Stock repurchase program
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. The program does not have an expiration date. The shares can be purchased from time to time on the open market or in privately negotiated transactions depending upon market conditions

90	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

and other factors. Under the 2017 Credit Facility, we also have restrictions on our ability to repurchase shares of our common stock.
We account for purchases of treasury stock under the cost method. The remaining amount available to purchase stock under the stock repurchase program was $50.0 million as of December 31, 2019.
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Years ended December 31,
(in thousands)	2019	2018	2017
Accumulated other comprehensive loss, beginning of period	$(5,110)	$(642)	$(604)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income (loss) balance, beginning of period	$1,498	$748	$(3)
Other comprehensive (loss) income before reclassifications, net of tax effects of $860, $(239) and $(374)	(2,399)	670	574
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	(573)	(118)	293
Tax benefit included in provision for income taxes	151	31	(116)
Total amounts reclassified from accumulated other comprehensive (loss) income	(422)	(87)	177
Net current-period other comprehensive (loss) income	(2,821)	583	751
Reclassification upon adoption of ASU 2018-02	—	167	—
Accumulated other comprehensive (loss) income balance, end of period	$(1,323)	$1,498	$748
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(6,608)	$(1,390)	$(601)
Translation adjustments	2,641	(5,218)	(789)
Accumulated other comprehensive loss balance, end of period	(3,967)	(6,608)	(1,390)
Accumulated other comprehensive loss, end of period	$(5,290)	$(5,110)	$(642)

15. Defined Contribution Plan
We have a defined contribution 401(k) plan (the "401K Plan") covering substantially all employees. Employees were able to contribute between 1% and 75% of their salaries in 2019, 2018 and 2017. We match 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at our discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2019, 2018 and 2017 were $8.7 million, $8.1 million and $7.1 million, respectively. There were no discretionary contributions by us to the 401K Plan in 2019, 2018 and 2017.

16. Segment Information

Our chief operating decision maker is our chief executive officer ("CEO"). Our chief operating decision maker uses consolidated financial information to make operating decisions, assess financial performance and allocate resources. We have one operating segment and one reportable segment.

2019 Form 10-K	91

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

The following table presents long-lived assets by geographic region based on the location of the assets.

	Years ended December 31,
(dollars in thousands)	2019	2018
United States	$32,606	$37,015
Other countries	2,940	3,016
Total property and equipment	$35,546	$40,031

See Note 17 to these consolidated financial statements for information about our revenues by geographic region.

17. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of December 31, 2019, approximately $816 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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
Contract balances
Our contract assets as of December 31, 2019 and December 31, 2018 were insignificant. Our opening and closing balances of deferred revenue were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Total deferred revenue	$316,137	$298,555

The increase in deferred revenue during the year ended December 31, 2019 was primarily due to new subscription sales of our cloud solutions. Our acquisition of YourCause on January 2, 2019 also modestly contributed to the increase in deferred revenue since December 31, 2018. We also sold more subscription-based contracts for retained professional services. The amount of revenue recognized during the year ended December 31, 2019 that was included in the deferred revenue balance at the beginning of the period was approximately $290 million. The amount of revenue recognized during the year ended December 31, 2019 from performance obligations satisfied in prior periods was insignificant.

92	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

Disaggregation of revenue
We sell our cloud solutions and related services in two primary geographical markets: to customers in the United States, and to customers located outside of the United States. The following table presents our revenue by geographic area based on the address of our customers:

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
United States	$775,308	$727,366	$706,904
Other countries	125,115	121,240	81,583
Total revenue	$900,423	$848,606	$788,487

The General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG") comprise our go-to-market organizations. The following is a description of each market group as of December 31, 2019:

•	The GMG focuses on sales to all K-12 private schools, faith communities and arts and cultural organizations, as well as emerging and mid-sized prospects in the U.S.;

•	The EMG focuses on sales to all healthcare and higher education institutions, corporations and foundations, as well as large and/or strategic prospects in the U.S.; and

•	The IMG focuses on sales to all prospects and customers outside of the U.S.
The following table presents our revenue by market group:

	Years ended December 31,
(dollars in thousands)	2019	2018(2)	2017(2)
GMG	$378,384	$362,585	$353,166
EMG(1)	392,258	360,873	352,034
IMG	126,511	123,522	83,217
Other	3,270	1,626	70
Total revenue	$900,423	$848,606	$788,487

(1)	The operating results of YourCause have been included in EMG from the date of acquisition. See Note 3 to these consolidated financial statements for details regarding this acquisition.

(2)
Beginning in the first quarter of 2019, all of our Canadian operations are included in IMG. We have recast our revenue by market group for the twelve months ended December 31, 2018 and 2017, to present them on a consistent basis with the current year.

2019 Form 10-K	93

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

18. Quarterly Results (Unaudited)

(dollars in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$237,839	$221,120	$225,634	$215,830
Gross profit	121,302	119,323	124,827	116,547
Income from operations	3,586	7,883	13,491	2,185
Income before provision for income taxes	(1,262)	4,930	9,873	(2,956)
Net income	1,324	4,566	7,140	(1,122)
Earnings per share
Basic	$0.03	$0.10	$0.15	$(0.02)
Diluted	0.03	0.09	0.15	(0.02)

(dollars in thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$221,218	$209,532	$213,672	$204,184
Gross profit	117,922	114,295	118,500	116,147
Income from operations	14,679	15,783	11,374	17,581
Income before provision for income taxes	11,485	11,496	7,417	14,224
Net income	9,334	11,164	6,592	17,751
Earnings per share
Basic	$0.20	$0.24	$0.14	$0.38
Diluted	0.19	0.23	0.14	0.37
Note: The individual amounts for each quarter may not sum to full year totals due to rounding.
The results of operations of acquired companies are included in the consolidated results of operations from the date of their respective acquisition. See Note 3 of these consolidated financial statements for details related to our business acquisitions.

19. Restructuring
During 2017, in an effort to further our organizational objectives, including improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to modern and more collaborative workspaces with short-term financial commitments. These workspaces are also more centrally located for our employees and closer to our customers and prospects. Restructuring costs incurred prior to our adoption of ASU 2016-02 on January 1, 2019 consisted primarily of costs to terminate lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as insignificant costs to relocate affected employees and write-off facilities-related fixed assets that we would no longer use.
Upon adoption of ASU 2016-02 at January 1, 2019, we reduced our operating lease ROU assets recognized at transition by the carrying amounts of the restructuring liabilities for certain leased office spaces that we ceased using prior to December 31, 2018. See additional details below.
Restructuring costs incurred during the year ended December 31, 2019 consisted primarily of operating lease ROU asset impairment costs and, to a lesser extent, lease payments for offices we have ceased using and write-offs of facilities-related fixed assets that we will no longer use. See Notes 11 and 6 to these consolidated financial statements for additional details regarding these impairment costs and fixed asset write-offs.
As of December 31, 2019, we have substantially completed our facilities optimization restructuring plan. Any remaining restructuring costs related to these activities are expected to be insignificant.

94	2019 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes our facilities optimization restructuring costs as of December 31, 2019:

	Cumulative costs incurred as of	Costs incurred during the year ended(1)	Cumulative costs incurred as of
(in thousands)	December 31, 2018	December 31, 2019
By component:
Contract termination costs	$4,176	$4,906	$9,082
Other costs	1,208	902	2,110
Total	$5,384	$5,808	$11,192

(1)	Includes $3.8 million of operating lease ROU asset impairment costs.
The change in our liability related to our facilities optimization restructuring during the twelve months ended December 31, 2019, consisted of the following:

	Accrued at	Increases for incurred costs(1)	Written off upon adoption of ASU 2016-02(2)	Costs paid	Accrued at
(in thousands)	December 31, 2018				December 31, 2019
By component:
Contract termination costs	$1,865	$4,906	$(1,656)	$(5,115)	$—
Other costs	50	902	—	(952)	—
Total	$1,915	$5,808	$(1,656)	$(6,067)	$—

(1)	Includes $3.8 million of operating lease ROU asset impairment costs.

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

Changes in Internal Control Over Financial Reporting
No change in internal control over financial reporting occurred during the fiscal quarter ended December 31, 2019 with respect to our operations that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Note 2 to our consolidated financial statements in this report, we adopted ASU 2016-02 effective January 1, 2019. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new standard on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of ASU 2016-02.

2019 Form 10-K	95

Blackbaud, Inc.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.

96	2019 Form 10-K

Blackbaud, Inc.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Meetings of the Board and Committees,” “Delinquent Section 16(a) Reports,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2020 Annual Meeting of Stockholders expected to be held on June 10, 2020, except for "Information about our Executive Officers" which is set forth in Part I of this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information under the captions "Director Compensation," “Executive Compensation,” “Compensation Discussion and Analysis,” “2019 Summary Compensation Table” and "CEO Pay Ratio" contained in Blackbaud’s Proxy Statement for the 2020 Annual Meeting of Stockholders expected to be held on June 10, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from information under the captions “Stock Ownership” and "Equity Compensation Plan Information" contained in Blackbaud’s Proxy Statement for the 2020 Annual Meeting of Stockholders expected to be held on June 10, 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information under the captions “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2020 Annual Meeting of Stockholders expected to be held on June 10, 2020.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2020 Annual Meeting of Stockholders expected to be held on June 10, 2020.

2019 Form 10-K	97

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

3.	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this report:

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1		Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1
2.5	*	Stock Purchase Agreement dated as of February 1, 2011 by and among Public Interest Data, Inc., all for the stockholders of Public Interest Data, Inc., Stephen W. Zautke, as stockholder representative and Blackbaud, Inc.	10-Q	5/10/2011	2.3
2.6		Agreement and Plan of Merger dated as of January 16, 2012 by and among Blackbaud, Inc., Caribou Acquisition Corporation and Convio, Inc.	8-K	1/17/2012	2.4
2.7		Stock Purchase Agreement dated as of October 6, 2011 by and among Everyday Hero Pty. Ltd., all of the stockholders of Everyday Hero Pty. Ltd., Nathan Betteridge as stockholder representative and Blackbaud Pacific Pty. Ltd.	10-K	2/29/2012	2.7
2.8		Purchase Agreement, dated August 30, 2014, by and among MicroEdge Holdings, LLC, Blackbaud, Inc, direct and indirect holders of all of the outstanding equity interests of MicroEdge Holdings, LLC, and VFF I AIV I, L.P., as Sellers’ Representative.	8-K	10/2/2014	10.76
2.9		Unit Purchase Agreement, dated as of August 10, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.78
2.10		Amendment, Consent and Waiver, Agreement dated as of October 2, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.79
3.4		Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009
3.5		Amended and Restated Bylaws of Blackbaud, Inc.	8-K	6/14/2019	3.1
4.1		Description of Capital Stock				X
10.34	†	Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.34

98	2019 Form 10-K

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.35	†	Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.35
10.36	†	Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.36
10.40		Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/2008	10.37
10.59	†**	Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements	S-1/A	3/19/2010	10.1
10.60	†**	Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger)	8-K	2/28/2011	10.1
10.61	†**	Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement	8-K	2/28/2011	10.2
10.62	†**	Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements	S-1	1/22/2010	10.2
10.63	†	Blackbaud, Inc. 2008 Equity Incentive Plan, as amended	8-K	6/26/2012	10.59
10.64	†	Amendment to the Blackbaud, Inc. 2008 Equity Incentive Plan	8-K	6/26/2012	10.60	X
10.65	†	Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor and Kevin W. Mooney	10-K	2/27/2013	10.65
10.66		Lease Amendment and Remediation Agreement entered into as of March 22, 2013, by and between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC.	8-K	3/28/2013	10.66
10.84		Lease Agreement dated May 16, 2016 between Blackbaud, Inc. and HPBB1, LLC	10-Q	8/4/2016	10.84
10.85	†	Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan	DEF 14A	4/26/2016	Appendix C
10.87		First Amendment to Lease Agreement, dated as of August 22, 2016, between HPBB1, LLC and Blackbaud, Inc.	10-Q	11/4/2016	10.87
10.88	†	Form of Employment Agreement between Blackbaud, Inc. and Jon W. Olson	10-K	2/27/2013	10.65
10.90		Credit Agreement, dated as of June 2, 2017, by and among Blackbaud, Inc. and certain of its subsidiaries, as Borrowers, the lenders referred to therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, PNC Bank, National Association, as Syndication Agent, and Wells Fargo Bank, National Association and Regions Bank, as Co-Documentation Agents, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC, Wells Fargo Securities, LLC and Regions Capital Markets, a division of Regions Bank, as Joint Lead Arrangers and Joint Bookrunners.	8-K	6/5/2017	10.90

2019 Form 10-K	99

Blackbaud, Inc.

		Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.91	Pledge Agreement, dated as of June 2, 2017, by Blackbaud, Inc. in favor of Bank of America, N.A., as administrative agent, for the ratable benefit of itself and the secured parties referred to therein.	8-K	6/5/2017	10.91
10.92	Form of Retention Agreement dated as of August 1, 2017 between Blackbaud, Inc. and each of Anthony W. Boor, Kevin W. Mooney and Jon W. Olson.	10-Q	8/4/2017	10.92
10.93	Second Amendment to Lease Agreement, dated as of May 18, 2017, between HPBB1, LLC and Blackbaud, Inc.	10-K	2/20/2018	10.93
10.94	Third Amendment to Lease Agreement, dated as of December 11, 2017, between HPBB1, LLC and Blackbaud, Inc.	10-K	2/20/2018	10.94
10.95	Fourth Amendment to Lease Agreement, dated as of February 28, 2018, between HPBB1, LLC and Blackbaud, Inc.	10-Q	5/4/2018	10.95
10.96	Offer Letter Agreement between Blackbaud, Inc. and Kevin P. Gregoire	10-Q	5/3/2019	10.96
10.97	Form of Employee Agreement between Blackbaud, Inc. and Kevin P. Gregoire	10-Q	5/3/2019	10.97
10.98	Form of Retention Agreement between Blackbaud, Inc. and Kevin P. Gregoire	10-Q	8/4/2017	10.92
10.99	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2019 between Blackbaud, Inc. and Michael P. Gianoni	8-K	12/13/2019	10.99
21.1	Subsidiaries of Blackbaud, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

100	2019 Form 10-K

Blackbaud, Inc.

Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
101.INS	***	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags, including Cover Page XBRL tags, are embedded within the Inline XBRL Document.				X
101.SCH	***	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	***	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	***	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	***	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	***	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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

***
Pursuant to Rule 406T of Regulation S-T, the Inline XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that Section, and shall not be part of any registration statement or other document filed under the Securities Act of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

†	Indicates management contract or compensatory plan, contract or arrangement.
ITEM 16. Form 10-K Summary
Not applicable.

2019 Form 10-K	101

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackbaud, Inc.

Signed:	February 20, 2020	/S/ MICHAEL P. GIANONI
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/ MICHAEL P. GIANONI	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	February 20, 2020
Michael P. Gianoni

/S/ ANTHONY W. BOOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 20, 2020
Anthony W. Boor

/S/ ANDREW M. LEITCH	Chairman of the Board of Directors	Date:	February 20, 2020
Andrew M. Leitch

/S/ TIMOTHY CHOU	Director	Date:	February 20, 2020
Timothy Chou

/S/ GEORGE H. ELLIS	Director	Date:	February 20, 2020
George H. Ellis

/S/ THOMAS R. ERTEL	Director	Date:	February 20, 2020
Thomas R. Ertel

/S/ SARAH E. NASH	Director	Date:	February 20, 2020
Sarah E. Nash

/S/ JOYCE M. NELSON	Director	Date:	February 20, 2020
Joyce M. Nelson

102	2019 Form 10-K