Form 10-Q
period 2020-03-31
BLACKBAUD INC
filed 2020-05-07
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of April 29, 2020 was 49,621,157.

First Quarter 2020 Form 10-Q	1

Blackbaud, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated herein by reference, contains forward-looking statements that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These "forward-looking statements" are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, specific and overall impacts of the COVID-19 global pandemic on our financial condition and results of operations and on the markets and communities in which we and our customers and partners operate, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, our ability to successfully integrate acquired businesses and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock-based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “will,” “targets,” “plans,” “anticipates,” “aims,” “projects,” “estimates” or any variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Accordingly, they should not be viewed as assurances of future performance, and actual results may differ materially and adversely from those expressed in any forward-looking statements.
Important factors that could cause actual results to differ materially from our expectations expressed in forward-looking statements include, but are not limited to, those summarized under “Part II, Item 1A. Risk factors” and elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other SEC filings. Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statement, whether as a result of new information, future events or otherwise.

2	First Quarter 2020 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$24,972	$31,810
Restricted cash due to customers	232,250	545,485
Accounts receivable, net of allowance of $5,928 and $5,529 at March 31, 2020 and December 31, 2019, respectively	89,191	88,868
Customer funds receivable	1,205	524
Prepaid expenses and other current assets	81,004	67,852
Total current assets	428,622	734,539
Property and equipment, net	35,661	35,546
Operating lease right-of-use assets	100,568	104,400
Software development costs, net	105,594	101,302
Goodwill	631,033	634,088
Intangible assets, net	303,097	317,895
Other assets	66,346	65,193
Total assets	$1,670,921	$1,992,963
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$44,510	$47,676
Accrued expenses and other current liabilities	45,781	73,317
Due to customers	233,455	546,009
Debt, current portion	10,351	7,500
Deferred revenue, current portion	288,682	314,335
Total current liabilities	622,779	988,837
Debt, net of current portion	520,576	459,600
Deferred tax liability	43,286	44,594
Deferred revenue, net of current portion	1,715	1,802
Operating lease liabilities, net of current portion	91,235	95,624
Other liabilities	10,937	5,742
Total liabilities	1,290,528	1,596,199
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 60,932,639 and 60,206,091 shares issued at March 31, 2020 and December 31, 2019, respectively	61	60
Additional paid-in capital	471,344	457,804
Treasury stock, at cost; 11,311,712 and 11,066,354 shares at March 31, 2020 and December 31, 2019, respectively	(310,447)	(290,665)
Accumulated other comprehensive loss	(14,140)	(5,290)
Retained earnings	233,575	234,855
Total stockholders’ equity	380,393	396,764
Total liabilities and stockholders’ equity	$1,670,921	$1,992,963

The accompanying notes are an integral part of these consolidated financial statements.

First Quarter 2020 Form 10-Q	3

Blackbaud, Inc. Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands, except per share amounts)	Three months ended March 31,
	2020	2019
Revenue
Recurring	$204,867	$198,094
One-time services and other	18,754	17,736
Total revenue	223,621	215,830
Cost of revenue
Cost of recurring	89,551	84,711
Cost of one-time services and other	15,314	14,572
Total cost of revenue	104,865	99,283
Gross profit	118,756	116,547
Operating expenses
Sales, marketing and customer success	58,735	55,455
Research and development	24,977	28,461
General and administrative	25,855	27,117
Amortization	741	1,376
Restructuring	24	1,953
Total operating expenses	110,332	114,362
Income from operations	8,424	2,185
Interest expense	(4,159)	(5,323)
Other income, net	1,070	182
Income (loss) before provision for income taxes	5,335	(2,956)
Income tax provision (benefit)	696	(1,834)
Net income (loss)	$4,639	$(1,122)
Earnings (loss) per share
Basic	$0.10	$(0.02)
Diluted	$0.10	$(0.02)
Common shares and equivalents outstanding
Basic weighted average shares	48,036,300	47,516,912
Diluted weighted average shares	48,455,751	47,516,912
Other comprehensive (loss) income
Foreign currency translation adjustment	(5,728)	4,590
Unrealized loss on derivative instruments, net of tax	(3,122)	(932)
Total other comprehensive (loss) income	(8,850)	3,658
Comprehensive (loss) income	$(4,211)	$2,536

The accompanying notes are an integral part of these consolidated financial statements.

4	First Quarter 2020 Form 10-Q

Blackbaud, Inc. Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31,
(dollars in thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$4,639	$(1,122)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,804	21,724
Provision for credit losses and sales returns	2,488	2,032
Stock-based compensation expense	13,580	13,726
Deferred taxes	954	(1,155)
Amortization of deferred financing costs and discount	188	188
Other non-cash adjustments	102	1,820
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(3,876)	(1,797)
Prepaid expenses and other assets	(5,303)	(12,107)
Trade accounts payable	(4,021)	(3,624)
Accrued expenses and other liabilities	(31,694)	(11,690)
Deferred revenue	(23,364)	(18,006)
Net cash used in operating activities	(24,503)	(10,011)
Cash flows from investing activities
Purchase of property and equipment	(2,867)	(1,152)
Capitalized software development costs	(10,937)	(11,319)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	—	(109,386)
Net cash used in investing activities	(13,804)	(121,857)
Cash flows from financing activities
Proceeds from issuance of debt	144,700	271,500
Payments on debt	(86,075)	(75,175)
Employee taxes paid for withheld shares upon equity award settlement	(19,782)	(18,400)
Proceeds from exercise of stock options	1	3
Change in due to customers	(311,095)	(242,885)
Change in customer funds receivable	(733)	(3,573)
Dividend payments to stockholders	(5,960)	(5,901)
Net cash used in financing activities	(278,944)	(74,431)
Effect of exchange rate on cash, cash equivalents and restricted cash	(2,822)	1,036
Net decrease in cash, cash equivalents and restricted cash	(320,073)	(205,263)
Cash, cash equivalents and restricted cash, beginning of period	577,295	449,846
Cash, cash equivalents and restricted cash, end of period	$257,222	$244,583
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$24,972	$31,810
Restricted cash due to customers	232,250	545,485
Total cash, cash equivalents and restricted cash in the statement of cash flows	$257,222	$577,295

The accompanying notes are an integral part of these consolidated financial statements.

First Quarter 2020 Form 10-Q	5

Blackbaud, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2019	60,206,091	$60	$457,804	$(290,665)	$(5,290)	$234,855	$396,764
Net income	—	—	—	—	—	4,639	4,639
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,960)	(5,960)
Exercise of stock options and vesting of restricted stock units	210,057	—	1	—	—	—	1
Employee taxes paid for 245,358 withheld shares upon equity award settlement	—	—	—	(19,782)	—	—	(19,782)
Stock-based compensation	—	—	13,539	—	—	41	13,580
Restricted stock grants	563,947	1	—	—	—	—	1
Restricted stock cancellations	(47,456)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(8,850)	—	(8,850)
Balance at March 31, 2020	60,932,639	$61	$471,344	$(310,447)	$(14,140)	$233,575	$380,393

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2018	59,327,633	$59	$399,241	$(266,884)	$(5,110)	$246,477	$373,783
Net loss	—	—	—	—	—	(1,122)	(1,122)
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,901)	(5,901)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	234,453	—	3	—	—	—	3
Employee taxes paid for 239,311 withheld shares upon equity award settlement	—	—	—	(18,400)	—	—	(18,400)
Stock-based compensation	—	—	13,693	—	—	33	13,726
Restricted stock grants	663,906	1	—	—	—	—	1
Restricted stock cancellations	(43,314)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	3,658	—	3,658
Balance at March 31, 2019	60,182,678	$60	$412,937	$(285,284)	$(1,452)	$239,487	$365,748

The accompanying notes are an integral part of these consolidated financial statements.

6	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, higher education institutions, K–12 schools, healthcare organizations, faith communities, arts and cultural organizations, foundations, companies and individual change agents—we connect and empower organizations to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina, and have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom.

2. Basis of Presentation
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, and other forms filed with the SEC from time to time.
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
Risks and uncertainties
Impacts of COVID-19
We are subject to risks and uncertainties as a result of the global COVID-19 pandemic. We expect that COVID-19 will impact all of our vertical markets, across all of our geographies to some degree, but the significance and duration of the impact on our business cannot be determined at this time due to numerous uncertainties, including the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and business closures, the effectiveness of actions taken to contain the disease and other unforeseeable consequences.

First Quarter 2020 Form 10-Q	7

Blackbaud, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets, income taxes, stock-based compensation, capitalization of software development costs, our allowances for credit losses and sales returns, costs of obtaining contracts, valuation of derivative instruments and loss contingencies, among others. Changes in the facts or circumstances underlying these estimates due to COVID-19 could result in material changes and actual results could materially differ from these estimates.
Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires certain types of financial instruments, including trade receivables, to be presented at the net amount expected to be collected based on historical events, current conditions and forward-looking information. We adopted ASU 2016-13 as of the January 1, 2020 effective date and the adoption did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the accounting for implementation costs related to a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. We adopted ASU 2018-15 prospectively as of the January 1, 2020 effective date and the adoption did not have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements
There are no recently issued accounting pronouncements that are expected to have a material impact on our financial position or results of operations when adopted in the future.
Summary of significant accounting policies
Except for the accounting policies for allowance for credit losses and allowance for sales returns below that were updated as a result of adopting ASU 2016-13, there have been no new or material changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.
Allowance for credit losses
Our accounts receivable consist of a single portfolio segment. Accounts receivable are recorded at original invoice amounts less an allowance for credit losses, an amount we estimate to be sufficient to provide adequate protection against lifetime expected losses resulting from extending credit to our customers. In judging the adequacy of the allowance for credit losses, we consider multiple factors including historical bad debt experience, the current aging of our receivables and current economic conditions that may affect our customers' ability to pay. A considerable amount of judgment is required in assessing these factors and if any receivables were to deteriorate, an additional provision for credit losses could be required. Accounts are written off after all means of collection are exhausted and recovery is considered remote. Provisions for credit losses are recorded in general and administrative expense.
Below is a summary of the changes in our allowance for credit losses.

(in thousands)	Balance at beginning of year (1)	Provision/ adjustment	Write-off	Recovery	Balance at March 31, 2020
2020	$4,011	$593	$(466)	$172	$4,310

(1)
Upon adoption of ASU 2016-13 at January 1, 2020, we reclassified certain balances previously disclosed within the allowance for sales returns to the allowance for credit losses, as these amounts reflect the credit risk associated with our accounts receivable.

The increase in our allowance for credit losses and the amount of write-offs during the three months ended March 31, 2020 were insignificant.

8	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Allowance for sales returns
We maintain a reserve for returns and credits which is estimated based on several factors including historical experience, known credits yet to be issued, the aging of customer accounts and the nature of service level commitments. A considerable amount of judgment is required in assessing these factors. Provisions for sales returns and credits are charged against the related revenue items.
Below is a summary of the changes in our allowance for sales returns.

(in thousands)	Balance at beginning of year (1)	Provision/ adjustment	Deduction	Balance at March 31, 2020
2020	$1,518	$1,895	$(1,795)	$1,618

(1)	As discussed above, we reclassified certain balances previously disclosed within the allowance for sales returns to the allowance for credit losses upon adoption of ASU 2016-13 at January 1, 2020.

3. Goodwill and Other Intangible Assets
The change in goodwill during the three months ended March 31, 2020, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2019	$634,088
Effect of foreign currency translation	(3,055)
Balance at March 31, 2020	$631,033

4. Earnings (Loss) Per Share

We compute basic earnings (loss) per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings (loss) per share reflect the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units. Diluted loss per share for the three months ended March 31, 2019 was the same as basic loss per share as there was a net loss in the period and inclusion of potentially dilutive securities was anti-dilutive.

First Quarter 2020 Form 10-Q	9

Blackbaud, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2020	2019
Numerator:
Net income (loss)	$4,639	$(1,122)
Denominator:
Weighted average common shares	48,036,300	47,516,912
Add effect of dilutive securities:
Stock-based awards	419,451	—
Weighted average common shares assuming dilution	48,455,751	47,516,912
Earnings (loss) per share:
Basic	$0.10	$(0.02)
Diluted	$0.10	$(0.02)

Anti-dilutive shares excluded from calculations of diluted earnings (loss) per share	1,170,289	740,119

5. Fair Value Measurements
We use a three-tier fair value hierarchy to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets;

•
Level 2 - Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of March 31, 2020
Financial liabilities:
Derivative instruments	$—	$5,979	$—	$5,979
Total financial liabilities	$—	$5,979	$—	$5,979

Fair value as of December 31, 2019
Financial liabilities:
Derivative instruments	$—	$1,757	$—	$1,757
Total financial liabilities	$—	$1,757	$—	$1,757

10	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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
We believe the carrying amounts of our cash and cash equivalents, restricted cash due to customers, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at March 31, 2020 and December 31, 2019, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at March 31, 2020 and December 31, 2019, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the three months ended March 31, 2020. Additionally, we did not hold any Level 3 assets or liabilities during the three months ended March 31, 2020.
Non-recurring fair value measurements
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets, goodwill and operating lease right-of-use ("ROU") assets, which are recognized at fair value during the period in which an acquisition is completed or at lease commencement, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for long-lived assets, intangible assets acquired and operating lease ROU assets, are based on Level 3 unobservable inputs. In the event of an impairment, we determine the fair value of these assets other than goodwill using a discounted cash flow approach, which contains significant unobservable inputs and, therefore, is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate. For goodwill impairment testing, we estimate fair value using market-based methods including the use of market capitalization and consideration of a control premium.
There were no non-recurring fair value adjustments to our long-lived assets, intangible assets, operating lease ROU assets and goodwill during the three months ended March 31, 2020.

First Quarter 2020 Form 10-Q	11

Blackbaud, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

6. Consolidated Financial Statement Details
Prepaid expenses and other assets

(dollars in thousands)	March 31, 2020	December 31, 2019
Costs of obtaining contracts(1)(2)	$86,867	$90,764
Prepaid software maintenance and subscriptions(3)	30,097	17,384
Implementation costs for cloud computing arrangements, net(4)(5)	8,881	7,294
Unbilled accounts receivable	8,145	6,233
Prepaid insurance	2,994	1,585
Taxes, prepaid and receivable	843	849
Security deposits	864	885
Other assets	8,659	8,051
Total prepaid expenses and other assets	147,350	133,045
Less: Long-term portion	66,346	65,193
Prepaid expenses and other current assets	$81,004	$67,852

(1)	Amortization expense from costs of obtaining contracts was $9.5 million and $9.6 million for the three months ended March 31, 2020 and 2019, respectively.

(2)	The current portion of costs of obtaining contracts as of March 31, 2020 and December 31, 2019 was $31.9 million and $33.0 million, respectively.

(3)	The current portion of prepaid software maintenance and subscriptions as of March 31, 2020 and December 31, 2019 was $24.7 million and $16.1 million, respectively.

(4)
These costs, which were previously included in prepaid software maintenance and subscriptions, primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.

(5)
Amortization expense from capitalized cloud computing implementation costs was insignificant for the three months ended March 31, 2020 and 2019, respectively. Accumulated amortization for these costs was insignificant as of March 31, 2020 and December 31, 2019.

Accrued expenses and other liabilities

(dollars in thousands)	March 31, 2020	December 31, 2019
Operating lease liabilities, current portion	$19,672	$19,784
Accrued bonuses(1)	2,116	24,617
Accrued commissions and salaries	3,945	6,980
Taxes payable	4,659	6,835
Derivative instruments	5,979	1,757
Customer credit balances	4,359	4,505
Unrecognized tax benefit	3,821	3,758
Accrued vacation costs	2,145	2,232
Accrued health care costs	2,416	2,399
Other liabilities	7,606	6,192
Total accrued expenses and other liabilities	56,718	79,059
Less: Long-term portion	10,937	5,742
Accrued expenses and other current liabilities	$45,781	$73,317

(1)
In March 2020, we reduced our accrued bonuses due to the payment of bonuses from the prior year and, in response to the global COVID-19 pandemic, determined to replace our 2020 cash bonus plans with performance-based equity awards (See Note 15 to these financial statements).

12	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Other income, net

	Three months ended March 31,
(dollars in thousands)	2020	2019
Interest income	$522	$654
Other income (expense), net	548	(472)
Other income, net	$1,070	$182

7. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Credit facility:
Revolving credit loans	$247,500	$187,000	2.51%	3.11%
Term loans	279,375	281,250	2.99%	3.22%
Other debt	5,083	—	5.00%	—%
Total debt	531,958	468,250	2.79%	3.18%
Less: Unamortized discount and debt issuance costs	1,031	1,150
Less: Debt, current portion	10,351	7,500	3.00%	3.05%
Debt, net of current portion	$520,576	$459,600	2.78%	3.18%

2017 credit facility
In June 2017, we entered into a five-year $700.0 million senior credit facility (the "2017 Credit Facility"). At March 31, 2020, we were in compliance with our debt covenants under the 2017 Credit Facility.
Other debt
In December 2019, we entered into a 51-month $2.2 million agreement to finance our purchase of software and related services for our internal use. The agreement is a non-interest-bearing note requiring four equal annual payments, where the first payment was due in January 2020. Interest associated with the note will be imputed at the rate we would incur for amounts borrowed under the 2017 Credit Facility.
In January 2020, we entered into an additional 39-month $3.5 million agreement to finance our purchase of software and related services for our internal use. The agreement is a non-interest-bearing note requiring three equal annual payments, where the first payment was due in March 2020. Interest associated with the note will be imputed at the rate we would incur for amounts borrowed under the 2017 Credit Facility.

First Quarter 2020 Form 10-Q	13

Blackbaud, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

As of March 31, 2020, the required annual maturities related to the 2017 Credit Facility and other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2020 - remaining	$6,782
2021	9,194
2022	515,444
2023	538
2024	—
Thereafter	—
Total required maturities	$531,958

8. Derivative Instruments
Cash flow hedges
We generally use derivative instruments to manage our variable interest rate risk. We have entered into interest rate swap agreements, which effectively convert portions of our variable rate debt under the 2017 Credit Facility to a fixed rate for the term of the swap agreements. We designated each of the interest rate swap agreements as a cash flow hedge at the inception of the contracts.
The terms and notional values of our derivative instruments were as follows as of March 31, 2020:

(dollars in thousands)	Term of derivative instrument	Notional Value
Derivative instruments designated as hedging instruments:
Interest rate swap	July 2017 - July 2021	$150,000
Interest rate swap	February 2018 - June 2021	50,000
Interest rate swap	June 2019 - June 2021	75,000
		$275,000

The fair values of our derivative instruments were as follows as of:

		Liability Derivatives
(dollars in thousands)	Balance sheet location	March 31, 2020	December 31, 2019
Derivative instruments designated as hedging instruments:
Interest rate swaps, long-term portion	Other liabilities	$5,979	$1,757
Total derivative instruments designated as hedging instruments		$5,979	$1,757

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	March 31, 2020		Three months ended March 31, 2020
Interest rate swaps	$(5,979)	Interest expense	$(205)

	March 31, 2019		Three months ended March 31, 2019
Interest rate swaps	$806	Interest expense	$229

14	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive loss as of March 31, 2020 that is expected to be reclassified into earnings within the next twelve months is $4.6 million. There were no ineffective portions of our interest rate swap derivatives during the three months ended March 31, 2020 and 2019. See Note 12 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.

9. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of March 31, 2020, we had operating leases for equipment that had not yet commenced with future rent payments of $2.9 million. These operating leases are expected to commence during 2020 with lease terms of 3 to 5 years.
The components of lease expense were as follows:

	Three months ended March 31,
(dollars in thousands)	2020	2019
Operating lease cost(1)	$6,311	$6,001
Variable lease cost	1,258	991
Sublease income	(913)	(705)
Net lease cost	$6,656	$6,287

(1)	Includes short-term lease costs, which were immaterial.
Other commitments
The term loans under the 2017 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2020, the remaining aggregate minimum purchase commitment under these arrangements was approximately $76.7 million through 2023.
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

First Quarter 2020 Form 10-Q	15

Blackbaud, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

disclosed in this note, we have determined as of March 31, 2020, that no provision for liability nor disclosure is required related to any claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. All legal costs associated with litigation are expensed as incurred. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, results of operations or cash flows could be negatively affected in any particular period by an unfavorable resolution of one or more of such proceedings, claims or investigations.

10. Income Taxes
Our income tax provision (benefit) and effective income tax rates, including the effects of period-specific events, were:

	Three months ended March 31,
(dollars in thousands)	2020	2019
Income tax provision (benefit)	$696	$(1,834)
Effective income tax rate	13.0%	62.0%

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act did not have a material impact on our provision for income taxes for the three months ended March 31, 2020.  We will continue to analyze and monitor potential impact throughout the year.
The decrease in our effective income tax rate during the three months ended March 31, 2020, when compared to the same period in 2019, was primarily due to the impact of discrete tax benefits on pre-tax income for the quarter as compared to pre-tax loss for the same period in 2019.

11. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended March 31,
(dollars in thousands)	2020	2019
Included in cost of revenue:
Cost of recurring	$470	$512
Cost of one-time services and other	395	462
Total included in cost of revenue	865	974
Included in operating expenses:
Sales, marketing and customer success	2,478	2,911
Research and development	2,799	2,674
General and administrative	7,438	7,167
Total included in operating expenses	12,715	12,752
Total stock-based compensation expense	$13,580	$13,726

16	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

12. Stockholders' Equity
Dividends
Our Board of Directors' previously adopted dividend policy provided for the distribution to stockholders of a portion of cash generated by us that was in excess of operational needs and capital expenditures. In February 2020, our Board of Directors approved an annual dividend rate of $0.48 per share to be made in quarterly payments, consistent with previous years.
In March 2020, in response to the global COVID-19 pandemic, our Board of Directors rescinded its previously announced policy to pay an annual dividend at a rate of $0.48 per share of common stock and discontinued the declaration and payment of all cash dividends, beginning with the second quarter of 2020 and thereafter until such time, if any, as it may otherwise determine in its sole discretion.
Dividends paid on common stock during the three months ended March 31, 2020, consisted of the following:

Declaration Date	Dividend per Share	Record Date	Payable Date
February 10, 2020	$0.12	February 28	March 13

Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended March 31,
(dollars in thousands)	2020	2019
Accumulated other comprehensive loss, beginning of period	$(5,290)	$(5,110)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive (loss) income balance, beginning of period	$(1,323)	$1,498
Other comprehensive loss before reclassifications, net of tax effects of $1,154 and $276	(3,273)	(763)
Amounts reclassified from accumulated other comprehensive loss to interest expense	205	(229)
Tax (benefit) expense included in provision for income taxes	(54)	60
Total amounts reclassified from accumulated other comprehensive loss	151	(169)
Net current-period other comprehensive loss	(3,122)	(932)
Accumulated other comprehensive (loss) income balance, end of period	$(4,445)	$566
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(3,967)	$(6,608)
Translation adjustments	(5,728)	4,590
Accumulated other comprehensive loss balance, end of period	(9,695)	(2,018)
Accumulated other comprehensive loss, end of period	$(14,140)	$(1,452)

13. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of March 31, 2020, approximately $811 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

First Quarter 2020 Form 10-Q	17

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
Contract balances
Our contract assets as of March 31, 2020 and December 31, 2019 were insignificant. Our opening and closing balances of deferred revenue were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Total deferred revenue	$290,397	$316,137

The decrease in deferred revenue during the three months ended March 31, 2020 was primarily due to less billings for recurring revenue contracts. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter generally resulting in our lowest balance of deferred revenue at the end of our first quarter. The amount of revenue recognized during the three months ended March 31, 2020 that was included in the deferred revenue balance at the beginning of the period was approximately $113 million. The amount of revenue recognized during the three months ended March 31, 2020 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in two primary geographical markets: to customers in the United States, and to customers located outside of the United States. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended March 31,
(dollars in thousands)	2020	2019
United States	$193,959	$188,126
Other countries	29,662	27,704
Total revenue	$223,621	$215,830

The General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG") comprise our go-to-market organizations. The following is a description of each market group:

•	The GMG focuses on sales primarily to all K-12 private schools, faith-based and arts and cultural organizations, as well as emerging and mid-sized prospects in the U.S.;

•	The EMG focuses on sales primarily to all healthcare and higher education institutions, corporations and foundations, as well as large and/or strategic prospects in the U.S.; and

•	The IMG focuses on sales primarily to all prospects and customers outside of the U.S.
The following table presents our revenue by market group:

	Three months ended March 31,
(dollars in thousands)	2020	2019
GMG	$95,453	$92,515
EMG	98,123	95,165
IMG	30,081	28,122
Other	(36)	28
Total revenue	$223,621	$215,830

18	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

14. Restructuring
During 2017, in an effort to further our organizational objectives, including improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. We substantially completed our facilities optimization restructuring plan as of December 2019. We incurred $2.0 million in before-tax restructuring charges related to these activities during the three months ended March 31, 2019. Such charges during the three months ended March 31, 2020 were insignificant.

15. Subsequent Events

COVID-19
To better enable us to weather the extraordinary business challenges occasioned by the global COVID-19 pandemic, to protect the safety and welfare of our employees, and to further effect our long-term strategy to deliver the greatest value to our stockholders, we have taken several actions. These initial measures taken, in addition to suspending the payment of quarterly dividends as discussed in Note 12 to these consolidated financial statements, are expected to provide us the financial flexibility needed to manage a wide array of outcomes that may result from the pandemic. Certain of the actions commenced, after the quarter ended March 31, 2020, include the following:

•
Our 401(k) match program, whereby we have historically matched 50% of qualified U.S. employees' contributions to our 401(k) plan up to 6% of their salaries, was temporarily suspended effective with the payroll period commencing April 1, 2020. We have not yet determined when the match might recommence.

•
On May 1, 2020, we granted restricted stock units to our employees that were eligible for base salary merit increases in lieu of such increases, which will vest on May 1, 2021 subject to the recipient's continued employment with us. The grant date fair value of these awards was $8.3 million.

•
On May 1, 2020, we granted performance-based restricted stock units to our employees that were eligible for a 2020 cash bonus plan in lieu of such cash bonus, which may be earned and become eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us. The grant date fair value of these awards was $34.4 million.

First Quarter 2020 Form 10-Q	19

Blackbaud, Inc.
(Unaudited)

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, higher education institutions, K–12 schools, healthcare organizations, faith communities, arts and cultural organizations, foundations, companies and individual change agents—we connect and empower organizations to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for more than three decades, we are headquartered in Charleston, South Carolina, and have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; (ii) providing payment and transaction services; (iii) providing software maintenance and support services; and (iv) providing professional services, including implementation, consulting, training, analytic and other services.
COVID-19 Impact
The outbreak of COVID-19 in numerous countries across the globe, including each country in which we currently operate, has adversely impacted the U.S. and global economies. We began 2020 with strong execution against our financial plan. In March 2020, we began to experience disruptions to our business from COVID-19, and the pandemic continues to impact each of our markets.
To better enable us to weather the extraordinary business challenges occasioned by the global COVID-19 pandemic, to protect the safety and welfare of our employees, and to further effect our long-term strategy to deliver the greatest value to our stockholders, we have taken several actions. These initial measures taken are expected to provide us the financial flexibility needed to manage a wide array of outcomes that may result from the pandemic and create over $300 million of additional annualized borrowing capacity. Some of these actions include the following:

•	Enacted our business continuity plans so that we can continue to serve our customers while protecting the well-being of our employees;

•	Closed our offices worldwide and transitioned our more than 3,600 global employees to work remotely;

•
Rescinded our previously announced policy to pay an annual dividend at a rate of $0.48 per share of common stock and discontinued the declaration and payment of all cash dividends, beginning with the second quarter of 2020 and thereafter until such time, if any, as our Board of Directors may otherwise determine in its sole discretion;

•
Temporarily suspended our 401(k) match program, whereby we have historically matched 50% of qualified U.S. employees' contributions to our 401(k) plan up to 6% of their salaries, effective with the payroll period commencing April 1, 2020;

•	Temporarily froze our hiring efforts;

•
Michael Gianoni, our President and Chief Executive Officer, elected to forego receipt of all but that portion of his base salary necessary to fund, on a pre-tax basis, his contributions to continue to participate in our health benefits plan, effective with the payroll period commencing April 1, 2020 and until Mr. Gianoni otherwise determines;

•	Restricted non-essential employee travel and put in place other operating cost reductions;

•	All of our employees with a base salary equal to or less than $75 thousand received financial support in the form of a one-time bonus of $1 thousand on April 30, 2020;

20	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

•
On May 1, 2020, we granted restricted stock units ("RSUs") to our employees that were eligible for base salary merit increases in lieu of such increases, which will vest on May 1, 2021 subject to the recipient's continued employment with us; and

•
On May 1, 2020, we granted performance-based restricted stock units ("PRSUs") to our employees that were eligible for a 2020 cash bonus plan in lieu of such cash bonus, which may be earned and become eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us.

In addition to the initial actions we have taken to date, we are continuously evaluating further possible actions in order to respond quickly to rapidly changing conditions, if needed. The economic impact of COVID-19 on the social good industry remains uncertain and, consequently, we expect that our operating environment may continue to be challenging for the remainder of 2020, and potentially beyond, as existing and prospective customers remain cautious in their purchase decisions.

Notwithstanding these conditions, we remain focused on continuing to execute our four-point growth strategy and strengthening our leadership position.
Four-Point Growth Strategy

1	Delight Customers with Innovative Cloud Solutions

2	Drive Sales Effectiveness

3	Expand Total Addressable Market

4	Improve Operating Efficiency

1.	Delight Customers with Innovative Cloud Solutions
Many of our customers have had to cancel or postpone their planned in-person fundraising events due to COVID-19 and our agile engineering teams have moved quickly to respond to these customers. We have been reprioritizing and expediting product enhancements to support their changing needs. Examples range from pivoting to virtual fitness events to putting new livestream fundraising tools in the hands of both organizations and individuals. This industry has been undergoing a digital transformation in which we have been the global leader and that has accelerated in recent weeks. Our move over the last several years to cloud solutions purpose-built for vertical markets has proved to be the right strategy as this crisis has highlighted how important modern, scalable, and secure cloud systems are now a required standard.

2.	Drive Sales Effectiveness
We have been investing in sales and marketing to better address our large market opportunity and, as part of this effort, we have implemented software tools to enhance our digital footprint and drive efficiency. The investments we have made enable us to quickly adapt to changing market conditions, including competitive opportunities. Our ability to ensure business continuity for our customers, perform at scale and pivot to offer solutions to the changing needs of our customers has become a new differentiator for us, and we have moved quickly to capitalize on these early opportunities by leveraging our enhanced go-to-market capabilities. While the disruption caused by the virus has caused some deal pipeline to push out to our second quarter and the second half of 2020, we have been able to showcase ourselves as the best long-term partner for social good organizations and we remain very well positioned as a leader in this market. As part of our cost control measures, we have put a freeze on hiring across the company, including sales.

3.	Expand TAM
While we remain active in the evaluation of opportunities to further expand our addressable market through acquisitions and internal product development, our top priority in the near-term is protecting our people and continuing to support our customers. We have significant opportunities in front of us as we are less than 10% penetrated into a total addressable market of over $10 billion.

First Quarter 2020 Form 10-Q	21

Blackbaud, Inc.
(Unaudited)

4.	Improve Operating Efficiency
We have made transformational changes to our business, which has created a scalable operating model that has been tested with this global crisis. Our internal IT and organization structure changes over the last several years enabled us to immediately go virtual and have all of our global employees working from home as if they continued to come into the office every day, allowing our high level of support to continue. Our support teams immediately became an efficient mobile call center. Not only did the team maintain service levels, but they have driven customer satisfaction levels into the high nineties. Our implementation services teams had previously moved to a largely remote implementation model before this crisis and are fully equipped to continue customer engagements uninterrupted. We have reorganized our business to focus on vertical go-to-market teams with a centralized back-office consisting of global centers of excellence, and those changes are now benefiting us.
Financial Summary

Total revenue ($M)	Income from operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $7.8 million during the three months ended March 31, 2020, when compared to the same period in 2019, driven largely by the following:

+
Growth in recurring revenue related to an increase in payment services, positive demand from customers across our portfolio of cloud solutions and an increase in services embedded in our renewable cloud solution contracts

+	An increase in revenue from sales of retained and managed services
Income from operations increased by $6.2 million during the three months ended March 31, 2020, when compared to the same period in 2019, driven largely by the following:

+	Growth in total revenue, as described above
+	Decrease in employee severance of $3.3 million related to the elimination of certain roles within the company, most of which occurred during the first quarter of 2019
+	Decrease in restructuring costs of $1.9 million as our facilities optimization plan was largely completed as of December 31, 2019
+	Decrease in acquisition-related expenses and integration costs of $1.1 million
+	Decrease in amortization of intangible assets from business combinations of $1.1 million
-	Increase in cost of revenue of $5.6 million related to increases in transaction-based costs, amortization of software development costs, third-party contractor costs and data center costs
-	Increased investments we have made in our sales organization, including the elevated headcount of our direct sales force and our lead generation teams beginning in the fourth quarter of 2018

22	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

There are three primary revenue categories with related business drivers that we continue to monitor closely in light of the COVID-19 pandemic:

1.	Contractual Recurring Revenue (approximately two thirds of total revenue in 2019)
Recurring subscription contracts are typically for a term of three years at contract inception, billed annually in advance, and we have been for several years successfully shifting our legacy customer base away from annual renewals and moving them onto multi-year renewal contracts. Approximately one-half of our contracted recurring revenue will be up for renewal during 2020, with the seasonal high for renewals and collections during the third quarter driven largely by mid-year fiscal year-ends and timing of the academic school year. To date, our renewal rates are trending ahead of our pre-COVID-19 expectations. We are monitoring our customer receivable balances, payment terms, and creditworthiness and have not experienced a significant deterioration in our customers' ability to pay thus far.

2.	Transactional Revenue (approximately one quarter of total revenue in 2019)
Transactional revenue is non-contractual and less predictable given the susceptibility to certain drivers such as timing and number of events and marketing campaigns, as well as fluctuations in donation volumes and tuition payments. We have historically experienced seasonal highs during the fourth quarter due to year-end giving campaigns and during the second quarter when a large number of events are held. The early disruptions caused by COVID-19 drove sharp initial declines in our transactional volumes. In recent weeks, we have seen a rebound in volume in the form of online events and campaigns as our customers look for innovative ways to close funding gaps. We are focused on helping our customers successfully stand up virtual campaigns and events.

3.	Bookings
Given our ratable revenue recognition model for our recurring subscription contracts and implementation periods, we expect that any declines in our 2020 bookings performance will have a greater impact on our 2021 revenue than 2020. Of the three primary revenue categories discussed above, bookings represents the smallest potential impact on recurring revenue in 2020. One-time services and other revenue, which is tied to bookings, would have a more immediate impact on our total revenue. Our first quarter has historically been the seasonal low for bookings, with the second and fourth quarters historically being seasonally higher, and our bookings tend to be back-end loaded within individual quarters given our quarterly quota plans. Bookings fell off sharply in the second half of March 2020, and we have seen a slow-down in pipeline build. We are currently expecting a significant shortfall in 2020 bookings compared to our original plan for the year. The magnitude of our 2020 bookings shortfall is expected to be heavily impacted by the depth and duration of the COVID-19 pandemic. We have enabled our teams to offer relief measures to help ease the financial burden for our customers with near-term liquidity needs. For example, we have allowed, on a limited basis, for a 60-day extension on payment terms which will delay cash collections. However, we expect the impact to be largely offset during the third quarter. We have also partnered to offer zero-percent financing options for some customers on a case-by-case basis, and we continue to monitor and inform our customers on the available government assistance programs.

Customer retention

First Quarter 2020 Form 10-Q	23

Blackbaud, Inc.
(Unaudited)

Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides a better representation of our customers' overall behavior. For the twelve months ended March 31, 2020, approximately 92% of our customers with recurring revenue contracts were retained. This customer retention rate is unchanged from our rate for the full year ended December 31, 2019.
Balance sheet and cash flow
At March 31, 2020, our cash and cash equivalents were $25.0 million and the carrying amount of our debt under the 2017 Credit Facility was $525.8 million. Our net leverage ratio was 2.61 to 1.00.
During the three months ended March 31, 2020, we used $24.5 million in cash for operations, had a net increase in our borrowings of $58.6 million, returned $6.0 million to stockholders by way of dividends and had aggregate cash outlays of $13.8 million for purchases of property and equipment and capitalized software development costs. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter and the payment of certain annual vendor contracts, our cash flow from operations has been lowest in our first quarter.

24	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Results of Operations
Comparison of the three months ended March 31, 2020 and 2019
Revenue and Cost of Revenue

Recurring
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
Recurring revenue is comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, hosting services, online training programs, subscription-based analytic services, such as donor acquisitions and data enrichment, and payment services. Recurring revenue also includes fees from maintenance services for our on-premises solutions, services included in our renewable subscription contracts, retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and variable transaction revenue associated with the use of our solutions.
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
We continued to experience growth in sales of our cloud solutions as a percentage of total revenue as our customers continue to prefer cloud subscription offerings with integrated analytics, training and payment services. Recurring subscription contracts are typically for a term of three years at contract inception with one to three-year renewals thereafter. We intend to continue focusing on innovation, quality and integration of our cloud solutions, which we believe will drive future revenue growth.
Recurring revenue increased by $6.8 million, or 3.4%, during the three months ended March 31, 2020, when compared to the same period in 2019, driven primarily by the following:

+
Increase in subscriptions revenue of $10.6 million related to an increase in payment services, positive demand from customers across our portfolio of cloud solutions and an increase in services embedded in our renewable cloud solution contracts

-
Decrease in maintenance revenue of $3.9 million primarily related to our continuing efforts to migrate customers from legacy on-premises solutions onto our solutions powered by Blackbaud SKY, our modern cloud platform

Partially offsetting the increase in subscriptions revenue was a decrease in the mix of retained and managed services contracts we present in recurring. Revenue from retained and managed service contracts that we do not expect to have a term consistent with our cloud solution contracts is included in one-time services and other revenue beginning January

First Quarter 2020 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)

1, 2020. This change in presentation resulted in a $4.3 million decrease in recurring revenue and an offsetting increase to one-time services and other revenue during the three months ended March 31, 2020.
Cost of recurring revenue increased by $4.8 million, or 5.7%, during the three months ended March 31, 2020, when compared to the same period in 2019, driven primarily by the following:

+	Increase in transaction-based costs of $2.3 million, related to payment services integrated in our cloud solutions
+	Increase in amortization of software development costs of $1.4 million due to investments made on innovation, quality and the integration of our cloud solutions
+	Increase in third-party contractor costs of $1.2 million related to application security and partners delivering services embedded in our renewable cloud solution contracts
+	Increase in data center costs as we are migrating our cloud infrastructure to leading public cloud service providers
-	Decrease in costs associated with certain retained and managed services contracts for which revenue is included in one-time services and other revenue beginning January 1, 2020, as discussed above
The 0.9% decrease in recurring gross margin for the three months ended March 31, 2020, when compared to the same period in 2019, was primarily the result of incremental costs associated with our continued shift toward selling cloud solutions, including amortization of software development costs and data center costs. We expect continued pressure on recurring gross margin largely driven by duplicate data center costs as we migrate our cloud infrastructure to leading cloud service providers.

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
One-time services and other revenue is comprised of fees for one-time consulting, analytic and onsite training services, fees for retained and managed services contracts that we do not expect to have a term consistent with our cloud solution contracts, revenue from the sale of our software sold under perpetual license arrangements, fees from user conferences and third-party software referral fees.
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

26	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

One-time services and other revenue increased by $1.0 million, or 5.7%, during the three months ended March 31, 2020, when compared to the same period in 2019, driven primarily by the following:

+
Increase in the mix of retained and managed services contracts we present in one-time services and other. Revenue from retained and managed service contracts that we do not expect to have a term consistent with our cloud solution contracts is included in one-time services and other revenue beginning January 1, 2020. This change in presentation resulted in a $4.3 million increase to one-time services and other revenue and an offsetting decrease in recurring revenue during the three months ended March 31, 2020.

-	Decrease in one-time consulting revenue of $1.7 million. Services are increasingly embedded in our renewable cloud solution contracts. Our embedded services are recorded as recurring revenue.
-	Decrease in one-time analytics revenue of $0.9 million as analytics are generally integrated in our cloud solutions
Cost of one-time services and other increased by $0.7 million, or 5.1%, during the three months ended March 31, 2020, when compared to the same period in 2019, driven primarily by the following:

+	Increase in costs of associated with certain retained and managed services contracts for which revenue is included in one-time services and other revenue beginning January 1, 2020, as discussed above
+	Increase in third-party contractor costs of $0.9 million, related to partners delivering services
-	Reduced amount of compensation costs primarily associated with the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards
The 0.5% increase in one-time services and other gross margin during the three months ended March 31, 2020, when compared to the same period in 2019, was primarily the result of the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards.
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
We see a large market opportunity and continue to make investments to improve market coverage and drive sales effectiveness, which is a component of our four-point growth strategy. We have also implemented software tools to enhance our digital footprint and drive lead generation. Sales, marketing and customer success expenses increased by $3.3 million, or 5.9%, during the three months ended March 31, 2020, when compared to the same period in 2019. The increases in dollars and as a percentage of total revenue were primarily driven by an increase in compensation costs of $2.6 million primarily associated with the elevated headcount of our direct sales force and our lead generation teams, beginning in the fourth quarter of 2018. The increase in compensation costs related to elevated headcount was partially

First Quarter 2020 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)

offset by the decision in March 2020 to replace our 2020 cash bonus plans with grants of performance-based equity awards.
Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
We continue to make investments to delight our customers with innovative cloud solutions, which is a component of our four-point growth strategy. Research and development expenses decreased by $3.5 million, or 12.2%, during the three months ended March 31, 2020, when compared to the same period in 2019, primarily driven by the following:

-	Decrease in compensation costs of $1.8 million primarily associated with the decision in March 2020 to replace our 2020 cash bonus plans with grants of performance-based equity awards
-	Decrease in employee severance costs of $1.2 million related to the elimination of certain roles within the company, most of which occurred during the first quarter of 2019
Not included in research and development expense for 2020 and 2019 were $10.8 million and $11.1 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized software development costs associated with our cloud solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years. We expect that the amount of software development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality and the integration of our solutions, which we believe will drive long-term revenue growth.
General and administrative
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
General and administrative expenses decreased by $1.3 million, or 4.7%, during the three months ended March 31, 2020, when compared to the same period in 2019, primarily driven by the following:

+	Increase in corporate IT costs of $0.8M, including cyber security investments
-	Reduced amount of compensation costs primarily associated with the decision in March 2020 to replace our 2020 cash bonus plans with grants of performance-based equity awards
-	Decrease in acquisition-related expenses and integration costs of $1.1 million
Restructuring
During 2017, in an effort to further our organizational objectives, including improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments, which was substantially completed as of December 2019. We incurred $2.0 million in before-tax restructuring charges related to our facilities optimization plan during the three months ended March 31, 2019. Such charges during the three months ended March 31, 2020 were insignificant.

28	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Interest Expense
	Three months ended March 31,
(dollars in millions)	2020	2019	Change
Interest expense	$4.2	$5.3	(21.9)%
% of total revenue	1.9%	2.5%
The decrease in interest expense in dollars and as a percentage of total revenue during the three months ended March 31, 2020, when compared to the same period in 2019, was primarily due to decreases in our average daily borrowings and our weighted average effective interest rates.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	March 31, 2020	December 31, 2019	Change
Recurring	Over the period billed in advance, generally one year	$277.2	$302.8	(8.4)%
One-time services and other	As services are delivered	13.2	13.4	(1.2)%
Total deferred revenue(1)		290.4	316.1	(8.1)%
Less: Long-term portion		1.7	1.8	(4.8)%
Current portion(1)		$288.7	$314.3	(8.2)%

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
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
Deferred revenue from recurring revenue contracts decreased during the three months ended March 31, 2020, primarily due to less customer billings. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter, which generally results in our lowest balance of deferred revenue at the end of our first quarter.
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

Income tax provision (benefit)
	Three months ended March 31,
(dollars in millions)	2020	2019	Change
Income tax provision (benefit)	$0.7	$(1.8)	(137.9)%
Effective income tax rate	13.0%	62.0%
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act did not have a material impact on our provision for income taxes for the three months ended March 31, 2020.  We will continue to analyze and monitor potential impact throughout the year.

First Quarter 2020 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)

The decrease in our effective income tax rate during the three months ended March 31, 2020, when compared to the same period in 2019, was primarily due to the impact of discrete tax benefits on pre-tax income for the quarter as compared to pre-tax loss for the same period in 2019.
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

	Three months ended March 31,
(dollars in millions)	2020	2019	Change
GAAP Revenue	$223.6	$215.8	3.6%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	0.7	(100.0)%
Non-GAAP revenue(1)	$223.6	$216.5	3.3%

GAAP gross profit	$118.8	$116.5	1.9%
GAAP gross margin	53.1%	54.0%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	0.7	(100.0)%
Add: Stock-based compensation expense	0.9	1.0	(11.2)%
Add: Amortization of intangibles from business combinations	10.9	11.4	(4.3)%
Add: Employee severance	—	1.1	(97.1)%
Subtotal(1)	11.8	14.2	(16.9)%
Non-GAAP gross profit(1)	$130.6	$130.8	(0.1)%
Non-GAAP gross margin	58.4%	60.4%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

30	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

	Three months ended March 31,
(dollars in millions, except per share amounts)	2020	2019	Change
GAAP income from operations	$8.4	$2.2	285.5%
GAAP operating margin	3.8%	1.0%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	0.7	(100.0)%
Add: Stock-based compensation expense	13.6	13.7	(1.1)%
Add: Amortization of intangibles from business combinations	11.7	12.8	(8.8)%
Add: Employee severance	0.1	3.4	(97.2)%
Add: Acquisition-related integration costs	—	0.7	(104.5)%
Add: Acquisition-related expenses	0.1	0.4	(68.8)%
Add: Restructuring costs	—	2.0	(98.8)%
Subtotal(1)	25.5	33.8	(24.6)%
Non-GAAP income from operations(1)	$33.9	$36.0	(5.7)%
Non-GAAP operating margin	15.2%	16.6%

GAAP income (loss) before provision for income taxes	$5.3	$(3.0)	(280.5)%
GAAP net income (loss)	$4.6	$(1.1)	(513.5)%
Shares used in computing GAAP diluted earnings (loss) per share	48,455,751	47,516,912	2.0%
GAAP diluted earnings (loss) per share	$0.10	$(0.02)	(600.0)%
Non-GAAP adjustments:
Add: GAAP income tax provision (benefit)	0.7	(1.8)	(137.9)%
Add: Total non-GAAP adjustments affecting income from operations	25.5	33.8	(24.6)%
Non-GAAP income before provision for income taxes	30.8	30.8	—%
Assumed non-GAAP income tax provision(2)	6.2	6.2	—%
Non-GAAP net income(1)	$24.7	$24.7	—%

Shares used in computing non-GAAP diluted earnings per share	48,455,751	48,051,289	0.8%
Non-GAAP diluted earnings per share	$0.51	$0.51	—%

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.

(2)	We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.

	Three months ended March 31,
(dollars in millions)	2020	2019	Change
GAAP net cash used in operating activities	$(24.5)	$(10.0)	144.8%
Less: purchase of property and equipment	(2.9)	(1.2)	148.9%
Less: capitalized software development costs	(10.9)	(11.3)	(3.4)%
Non-GAAP free cash flow	$(38.3)	$(22.5)	70.4%

First Quarter 2020 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)

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

(dollars in millions)	Three months ended March 31,
	2020	2019
GAAP revenue	$223.6	$215.8
GAAP revenue growth	3.6%
Add: Non-GAAP acquisition-related revenue (1)	—	0.7
Non-GAAP organic revenue (2)	$223.6	$216.5
Non-GAAP organic revenue growth	3.3%

Non-GAAP organic revenue (2)	$223.6	$216.5
Foreign currency impact on Non-GAAP organic revenue (3)	0.3	—
Non-GAAP organic revenue on constant currency basis (3)	$223.9	$216.5
Non-GAAP organic revenue growth on constant currency basis	3.4%

GAAP recurring revenue	$204.9	$198.1
GAAP recurring revenue growth	3.4%
Add: Non-GAAP acquisition-related revenue (1)	—	0.7
Non-GAAP organic recurring revenue	$204.9	$198.8
Non-GAAP organic recurring revenue growth	3.0%

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

32	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	March 31, 2020	December 31, 2019	Change
Cash and cash equivalents	$25.0	$31.8	(21.5)%
Property and equipment, net	35.7	35.5	0.3%
Software development costs, net	105.6	101.3	4.2%
Total carrying value of debt	530.9	467.1	13.7%
Working capital	(194.2)	(254.3)	23.6%
The following table presents selected financial information about our cash flows:

	Three months ended March 31,
(dollars in millions)	2020	2019	Change
Net cash used in operating activities	$(24.5)	$(10.0)	144.8%
Net cash used in investing activities	(13.8)	(121.9)	(88.7)%
Net cash used in financing activities	(278.9)	(74.4)	274.8%
Our principal sources of liquidity are our operating cash flow, funds available under the 2017 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements, market acceptance of our solutions and services and our customers' ability to pay. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. To the extent we undertake future material acquisitions, investments or unanticipated capital expenditures, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure including through potential debt or equity issuances.

First Quarter 2020 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)

To better enable us to weather the extraordinary business challenges occasioned by the global COVID-19 pandemic, to protect the safety and welfare of our employees, and to further effect our long-term strategy to deliver the greatest value to our stockholders, we have taken several actions. These initial measures taken are expected to provide us the financial flexibility needed to manage a wide array of outcomes that may result from the pandemic and create over $300 million of additional annualized borrowing capacity. Some of these actions include the following:

•
Rescinded our previously announced policy to pay an annual dividend at a rate of $0.48 per share of common stock and discontinued the declaration and payment of all cash dividends, beginning with the second quarter of 2020 and thereafter until such time, if any, as our Board of Directors may otherwise determine in its sole discretion;

•
Temporarily suspended our 401(k) match program, whereby we have historically matched 50% of qualified U.S. employees' contributions to our 401(k) plan up to 6% of their salaries, effective with the payroll period commencing April 1, 2020;

•	Temporarily froze our hiring efforts;

•
Michael Gianoni, our President and Chief Executive Officer, elected to forego receipt of all but that portion of his base salary necessary to fund, on a pre-tax basis, his contributions to continue to participate in our health benefits plan, effective with the payroll period commencing April 1, 2020 and until Mr. Gianoni otherwise determines;

•	Restricted non-essential employee travel and put in place other operating cost reductions;

•	All of our employees with a base salary equal to or less than $75 thousand received financial support in the form of a one-time bonus of $1 thousand on April 30, 2020;

•
On May 1, 2020, we granted RSUs to our employees that were eligible for base salary merit increases in lieu of such increases, which will vest on May 1, 2021 subject to the recipient's continued employment with us; and

•
On May 1, 2020, we granted PRSUs to our employees that were eligible for a 2020 cash bonus plan in lieu of such cash bonus, which may be earned and become eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us.

In addition to the initial actions we have taken to date, we are continuously evaluating further possible actions in order to respond quickly to rapidly changing conditions, if needed.
We have not experienced a significant deterioration in our customers' ability to pay for our solutions or services due to COVID-19. We have received short-term payment relief requests as a result of COVID-19, most often in the form of payment deferral requests. We are evaluating each request on a case-by-case basis to assess the customer's ability to pay. Not all customer requests will ultimately result in modified payment terms, nor are we forgoing our contractual rights under customer agreements. We are continually monitoring our customer receivable balances, payment terms, and creditworthiness for changes that could have a significant impact on the collectability of our accounts receivables, our operating results and financial position.
At March 31, 2020, our total cash and cash equivalents balance included approximately $17.5 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating Cash Flow
Net cash provided by operating activities decreased by $14.5 million during the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to a $21.0 million decrease in cash flow from operations associated with working capital, partially offset by a $6.5 million increase in net income adjusted for non-cash expenses. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for credit losses and sales returns; and (ii) changes in our working capital.

34	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. The decrease in cash flow from operations associated with working capital during the three months ended March 31, 2020, when compared to the same period in 2019, was primarily due to:

•	an increase in current period bonus payments as a result of an increase in amounts accrued as of December 31, 2019 for over-performance against 2019 targets;

•	a decrease in the current period bonus accrual upon internally announcing the replacement of cash payments for our 2020 bonus plans with performance-based equity awards; and

•	a larger decrease in deferred revenue during the first quarter of 2020 than the same period a year ago from less customer billings, as described above.
Investing Cash Flow
Net cash used in investing activities of $13.8 million decreased by $108.1 million during the three months ended March 31, 2020, when compared to the same period in 2019.
During the three months ended March 31, 2019, we used net cash of $109.4 million for our acquisition of YourCause and we did not make any similar investments during the same period in 2020. During the three months ended March 31, 2020, we used $10.9 million for software development costs, which was relatively consistent with cash spent during the same period in 2019. We continue to invest in our innovative cloud solutions, as well as development activities for Blackbaud SKY, our modern cloud platform.
We also spent $2.9 million of cash for purchases of property and equipment during the three months ended March 31, 2020, which was up $1.7 million from cash spent during the same period in 2019. The higher cash outlays for property and equipment in 2020 were primarily driven by investments in the renovation of certain of our office spaces.
Financing Cash Flow
During the three months ended March 31, 2020, we had a net increase in borrowings of $58.6 million. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from prior year in our first quarter, our cash flow from operations has been lowest in our first quarter.
We paid $19.8 million to satisfy tax obligations of employees upon settlement of equity awards during the three months ended March 31, 2020 compared to $18.4 million during the same period in 2019. The amount of taxes paid by us on the behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter. In addition, during the three months ended March 31, 2020, we paid dividends of $6.0 million, which was relatively consistent with the comparable period of 2019.
Cash used in financing activities associated with changes in restricted cash due to customers decreased $68.2 million during the three months ended March 31, 2020 when compared to the same period in 2019, as the amount of restricted cash held and payable by us to customers as of December 31, 2019 was larger than at the same date in 2018.
2017 Credit Facility
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At March 31, 2020, our available borrowing capacity under the 2017 Credit Facility was $150.9 million. The 2017 Credit Facility matures in June 2022. The 2017 Credit Facility includes an option to request additional term loans in an aggregate principal amount of up to $200.0 million.
At March 31, 2020, the carrying amount of our debt under the 2017 Credit Facility was $525.8 million. Our average daily borrowings during the three months ended March 31, 2020 were $491.4 million.

First Quarter 2020 Form 10-Q	35

Blackbaud, Inc.
(Unaudited)

The following is a summary of the financial covenants under our credit facility:

Financial Covenant	Requirement	Ratio as of March 31, 2020
Net Leverage Ratio	≤ 3.50 to 1.00	2.61 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	10.02 to 1.00
Under the 2017 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2017 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2017 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At March 31, 2020, we were in compliance with our debt covenants under the 2017 Credit Facility.
Commitments and Contingencies
As of March 31, 2020, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$532.0	$10.4	$521.6	$—	$—
Interest payments on debt(2)	6.0	4.6	1.4	—	—
Operating leases(3)	155.7	25.7	37.5	19.7	72.7

Unrecorded contractual obligations:
Interest payments on debt(4)	23.2	10.1	13.1	—	—
Purchase obligations(5)	76.7	39.6	37.0	—	—
Total contractual obligations	$793.4	$90.4	$610.6	$19.7	$72.7

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2017 Credit Facility and our other debt at March 31, 2020 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2017 Credit Facility for the purposes of determining minimum commitment amounts.

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
The total liability for uncertain tax positions as of March 31, 2020 and December 31, 2019, was $4.3 million and $4.3 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was $1.0 million as of March 31, 2020 and December 31, 2019.

Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

36	First Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Foreign Currency Exchange Rates
Approximately 13% of our total revenue for the three months ended March 31, 2020 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a loss of $9.7 million as of March 31, 2020 and a loss of $4.0 million as of December 31, 2019.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the three months ended March 31, 2020, foreign translation remained relatively flat in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the three months ended March 31, 2020, the fluctuation in foreign currency exchange rates impacted our total revenue and our income from operations by an insignificant amount. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2020 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

First Quarter 2020 Form 10-Q	37

Blackbaud, Inc.
(Unaudited)

the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of March 31, 2020, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2019 and March 31, 2020.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended March 31, 2020 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

38	First Quarter 2020 Form 10-Q

Blackbaud, Inc.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In light of the global COVID-19 pandemic and related developments, we are supplementing Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 20, 2020 (the “Annual Report”). The following risk factor should be read in conjunction with the risk factors set forth in that Annual Report.

Operational Risks
The COVID-19 pandemic (“COVID-19”) has disrupted, and is expected to continue to disrupt, our business, which is likely to adversely affect our operations and financial performance.
The outbreak of COVID-19 in numerous countries across the globe, including each country in which we currently operate, has adversely impacted the U.S. and global economies. We have experienced disruptions to our business thus far from COVID-19, and the pandemic continues to impact each of our markets. Governmental authorities have taken, and continue to take, countermeasures to slow the outbreak, including shelter-in-place and business closure orders and large-scale restrictions on travel. Furthermore, because the pandemic is a rapidly evolving situation, we cannot anticipate with any certainty the length, scope or severity of such restrictions in the jurisdictions in which we operate.
Certain of the vertical markets we serve are especially vulnerable to the global business disruption. For example, many arts and cultural organizations, including museums, performing arts centers and theaters, among others, have had to cancel events due to the COVID-19 outbreak. Many of these organizations have also suspended their operations temporarily. In addition, we believe that a number of K-12 private schools, that would ordinarily consider purchasing our cloud solutions for the 2020-2021 academic school year, are delaying their expenditures due to the uncertainty of COVID-19.
We expect that COVID-19 will impact all of our vertical markets, across all of our geographies to some degree, but the significance and duration of the impact on our business cannot be determined at this time due to numerous uncertainties, including the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and business closures, the effectiveness of actions taken to contain the disease and other unforeseeable consequences. This impact could include:

•	changes in customer demand;

•	our relationship with, and the financial and operational capacities of our service providers, suppliers and business partners, including their ability to fulfill their obligations to us;

•	a decline in our customers' ability to use and pay for our solutions and services;

•	reduced workforce availability and productivity due to working remotely using different technologies and potential health effects and concerns;

•	risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms);

•	the adequacy of our cash flow and earnings and other conditions which may affect our liquidity;

•	disruptions to our technology network and other critical systems; and

•	impairment charges against our goodwill and other intangible assets, operating lease right-of-use assets and other long-lived assets.
We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially adversely impact our business, financial condition and results of operations.

First Quarter 2020 Form 10-Q	39

Blackbaud, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended March 31, 2020. All of these acquisitions were of common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, January 1, 2020				$50,000
January 1, 2020 through January 31, 2020	—	$—	—	50,000
February 1, 2020 through February 29, 2020	244,598	80.66	—	50,000
March 1, 2020 through March 31, 2020	760	67.91	—	50,000
Total	245,358	$80.62	—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

40	First Quarter 2020 Form 10-Q

Blackbaud, Inc.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

First Quarter 2020 Form 10-Q	41

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	May 7, 2020	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2020	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

42	First Quarter 2020 Form 10-Q