Form 10-Q
period 2020-06-30
BLACKBAUD INC
filed 2020-08-04
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of July 29, 2020 was 49,575,132.

Second Quarter 2020 Form 10-Q	1

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

2	Second Quarter 2020 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$30,531	$31,810
Restricted cash due to customers	421,915	545,485
Accounts receivable, net of allowance of $9,025 and $5,529 at June 30, 2020 and December 31, 2019, respectively	129,675	88,868
Customer funds receivable	1,284	524
Prepaid expenses and other current assets	83,699	67,852
Total current assets	667,104	734,539
Property and equipment, net	36,539	35,546
Operating lease right-of-use assets	95,575	104,400
Software development costs, net	106,044	101,302
Goodwill	630,687	634,088
Intangible assets, net	292,187	317,895
Other assets	68,673	65,193
Total assets	$1,896,809	$1,992,963
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$41,029	$47,676
Accrued expenses and other current liabilities	52,893	73,317
Due to customers	423,199	546,009
Debt, current portion	9,194	7,500
Deferred revenue, current portion	332,570	314,335
Total current liabilities	858,885	988,837
Debt, net of current portion	478,919	459,600
Deferred tax liability	45,108	44,594
Deferred revenue, net of current portion	4,626	1,802
Operating lease liabilities, net of current portion	86,586	95,624
Other liabilities	11,883	5,742
Total liabilities	1,486,007	1,596,199
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 60,901,100 and 60,206,091 shares issued at June 30, 2020 and December 31, 2019, respectively	61	60
Additional paid-in capital	491,450	457,804
Treasury stock, at cost; 11,332,912 and 11,066,354 shares at June 30, 2020 and December 31, 2019, respectively	(311,661)	(290,665)
Accumulated other comprehensive loss	(14,476)	(5,290)
Retained earnings	245,428	234,855
Total stockholders’ equity	410,802	396,764
Total liabilities and stockholders’ equity	$1,896,809	$1,992,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2020 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019
Revenue
Recurring	$216,260	$208,468	$421,127	$406,562
One-time services and other	15,731	17,166	34,485	34,902
Total revenue	231,991	225,634	455,612	441,464
Cost of revenue
Cost of recurring	91,370	86,657	180,921	171,368
Cost of one-time services and other	13,569	14,150	28,883	28,722
Total cost of revenue	104,939	100,807	209,804	200,090
Gross profit	127,052	124,827	245,808	241,374
Operating expenses
Sales, marketing and customer success	51,954	55,009	110,689	110,464
Research and development	24,895	25,902	49,872	54,363
General and administrative	29,842	28,543	55,697	55,660
Amortization	729	1,152	1,470	2,528
Restructuring	50	730	74	2,683
Total operating expenses	107,470	111,336	217,802	225,698
Income from operations	19,582	13,491	28,006	15,676
Interest expense	(3,893)	(5,799)	(8,052)	(11,122)
Other income, net	630	2,181	1,700	2,363
Income before provision for income taxes	16,319	9,873	21,654	6,917
Income tax provision	4,496	2,733	5,192	899
Net income	$11,823	$7,140	$16,462	$6,018
Earnings per share
Basic	$0.25	$0.15	$0.34	$0.13
Diluted	$0.24	$0.15	$0.34	$0.13
Common shares and equivalents outstanding
Basic weighted average shares	48,239,928	47,714,621	48,138,125	47,622,740
Diluted weighted average shares	48,418,378	48,160,684	48,465,077	48,101,212
Other comprehensive loss
Foreign currency translation adjustment	(887)	(6,018)	(6,615)	(1,428)
Unrealized gain (loss) on derivative instruments, net of tax	551	(1,939)	(2,571)	(2,871)
Total other comprehensive loss	(336)	(7,957)	(9,186)	(4,299)
Comprehensive income (loss)	$11,487	$(817)	$7,276	$1,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Second Quarter 2020 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30,
(dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$16,462	$6,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,088	43,113
Provision for credit losses and sales returns	6,677	4,646
Stock-based compensation expense	33,713	28,755
Deferred taxes	1,945	465
Amortization of deferred financing costs and discount	376	376
Other non-cash adjustments	477	1,982
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(48,167)	(45,071)
Prepaid expenses and other assets	(7,068)	(12,725)
Trade accounts payable	(8,984)	216
Accrued expenses and other liabilities	(26,520)	(9,014)
Deferred revenue	22,489	26,328
Net cash provided by operating activities	37,488	45,089
Cash flows from investing activities
Purchase of property and equipment	(5,887)	(6,375)
Capitalized software development costs	(21,679)	(23,206)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	—	(109,386)
Other investing activities	—	500
Net cash used in investing activities	(27,566)	(138,467)
Cash flows from financing activities
Proceeds from issuance of debt	202,100	329,100
Payments on debt	(185,250)	(155,150)
Employee taxes paid for withheld shares upon equity award settlement	(20,996)	(19,760)
Proceeds from exercise of stock options	4	6
Change in due to customers	(121,612)	(107,808)
Change in customer funds receivable	(828)	(3,741)
Dividend payments to stockholders	(5,960)	(11,802)
Net cash (used in) provided by financing activities	(132,542)	30,845
Effect of exchange rate on cash, cash equivalents and restricted cash	(2,229)	(526)
Net decrease in cash, cash equivalents and restricted cash	(124,849)	(63,059)
Cash, cash equivalents and restricted cash, beginning of period	577,295	449,846
Cash, cash equivalents and restricted cash, end of period	$452,446	$386,787
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$30,531	$31,810
Restricted cash due to customers	421,915	545,485
Total cash, cash equivalents and restricted cash in the statement of cash flows	$452,446	$577,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2020 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2019	60,206,091	$60	$457,804	$(290,665)	$(5,290)	$234,855	$396,764
Net income	—	—	—	—	—	4,639	4,639
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,960)	(5,960)
Exercise of stock options and vesting of restricted stock units	210,057	—	1	—	—	—	1
Employee taxes paid for 245,358 withheld shares upon equity award settlement	—	—	—	(19,782)	—	—	(19,782)
Stock-based compensation	—	—	13,539	—	—	41	13,580
Restricted stock grants	563,947	1	—	—	—	—	1
Restricted stock cancellations	(47,456)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(8,850)	—	(8,850)
Balance at March 31, 2020	60,932,639	$61	$471,344	$(310,447)	$(14,140)	$233,575	$380,393
Net income	—	—	—	—	—	11,823	11,823
Exercise of stock options and vesting of restricted stock units	7,111	—	3	—	—	—	3
Employee taxes paid for 21,200 withheld shares upon equity award settlement	—	—	—	(1,214)	—	—	(1,214)
Stock-based compensation	—	—	20,103	—	—	30	20,133
Restricted stock grants	20,776	—	—	—	—	—	—
Restricted stock cancellations	(59,426)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(336)	—	(336)
Balance at June 30, 2020	60,901,100	$61	$491,450	$(311,661)	$(14,476)	$245,428	$410,802

6	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
Condensed Consolidated statements of stockholders' equity (continued)
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2018	59,327,633	$59	$399,241	$(266,884)	$(5,110)	$246,477	$373,783
Net loss	—	—	—	—	—	(1,122)	(1,122)
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,901)	(5,901)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	234,453	—	3	—	—	—	3
Employee taxes paid for 239,311 withheld shares upon equity award settlement	—	—	—	(18,400)	—	—	(18,400)
Stock-based compensation	—	—	13,693	—	—	33	13,726
Restricted stock grants	663,906	1	—	—	—	—	1
Restricted stock cancellations	(43,314)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	3,658	—	3,658
Balance at March 31, 2019	60,182,678	$60	$412,937	$(285,284)	$(1,452)	$239,487	$365,748
Net income	—	—	—	—	—	7,140	7,140
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,901)	(5,901)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	21,726	—	3	—	—	—	3
Employee taxes paid for 17,119 withheld shares upon equity award settlement	—	—	—	(1,360)	—	—	(1,360)
Stock-based compensation	—	—	15,010	—	—	19	15,029
Restricted stock grants	12,405	—	—	—	—	—	—
Restricted stock cancellations	(29,746)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(7,957)	—	(7,957)
Balance at June 30, 2019	60,187,063	$60	$427,950	$(286,644)	$(9,409)	$240,745	$372,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2020 Form 10-Q	7

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, and other forms filed with the SEC from time to time.
Basis of consolidation
The condensed consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reportable segment
We report our operating results and financial information in one operating and reportable segment. Our chief operating decision maker uses consolidated financial information to make operating decisions, assess financial performance and allocate resources. Our chief operating decision maker is our chief executive officer ("CEO").
Risks and uncertainties
Impact of COVID-19
We are subject to risks and uncertainties as a result of the global COVID-19 pandemic. We expect that COVID-19 will impact all of our vertical markets across all of our geographies to some degree, but the significance and duration of the impact on our business cannot be determined at this time due to numerous uncertainties, including the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and business closures, the effectiveness of actions taken to contain the disease and other unforeseeable consequences.

8	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets, income taxes, business combinations, stock-based compensation, capitalization of software development costs, our allowances for credit losses and sales returns, costs of obtaining contracts, valuation of derivative instruments and loss contingencies, among others. Changes in the facts or circumstances underlying these estimates due to COVID-19 could result in material changes and actual results could materially differ from these estimates.
Response to COVID-19
To better enable us to weather the extraordinary business challenges brought about by the global COVID-19 pandemic, to protect the safety and welfare of our employees, and to further effect our long-term strategy to deliver the greatest value to our stockholders, we have taken several actions. These initial measures taken are expected to provide us the financial flexibility needed to manage a wide array of outcomes that may result from the pandemic. Some of these actions include the following:

•	Temporarily closed our offices worldwide and transitioned our employees to work remotely;

•
Rescinded our previously announced policy to pay an annual dividend at a rate of $0.48 per share of common stock and discontinued the declaration and payment of all cash dividends, beginning with the second quarter of 2020 and thereafter until such time, if any, as our Board of Directors may otherwise determine in its sole discretion;

•
Temporarily suspended our 401(k)-match program, whereby we have historically matched 50% of qualified U.S. employees' contributions to our 401(k) plan up to 6% of their salaries, effective with the payroll period commencing April 1, 2020;

•	Temporarily froze our hiring efforts and implemented a modest and targeted headcount reduction, though we have since began backfilling sales positions;

•
Michael Gianoni, our President and Chief Executive Officer, elected to forego receipt of all but that portion of his base salary necessary to fund, on a pre-tax basis, his contributions to continue to participate in our health benefits plan, between April 1, 2020 and June 16, 2020;

•	Restricted non-essential employee travel and put in place other operating cost containment actions;

•	All of our employees with a base salary equal to or less than $75 thousand received financial support in the form of a one-time bonus of $1 thousand on April 30, 2020;

•
On May 1, 2020, we granted restricted stock units with a total grant date fair value of $8.3 million to our employees that were eligible for base salary merit increases in lieu of such increases, which will vest on May 1, 2021 subject to the recipient's continued employment with us;

•
On May 1, 2020, we granted performance-based restricted stock units with a total grant date fair value of $34.4 million to our employees that were eligible for a 2020 cash bonus plan in lieu of such cash bonus, which may be earned and become eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us.

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

Second Quarter 2020 Form 10-Q	9

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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
Below is a summary of the changes in our allowance for credit losses.

(in thousands)	Balance at beginning of year (1)	Provision/ adjustment	Write-off	Recovery	Balance at June 30, 2020
2020	$4,011	$3,708	$(554)	$243	$7,408

(1)
Upon adoption of ASU 2016-13 at January 1, 2020, we reclassified certain balances previously disclosed within the allowance for sales returns to the allowance for credit losses, as these amounts reflect the credit risk associated with our accounts receivable.

The increase in our allowance for credit losses during the six months ended June 30, 2020 was primarily due to an increase in the aging of our receivables and observed changes in some of our customers' payment behavior associated with the COVID-19 pandemic. The increase in the amount of write-offs during the six months ended June 30, 2020 was insignificant.
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
Below is a summary of the changes in our allowance for sales returns.

(in thousands)	Balance at beginning of year (1)	Provision/ adjustment	Deduction	Balance at June 30, 2020
2020	$1,518	$2,969	$(2,870)	$1,617

(1)	As discussed above, we reclassified certain balances previously disclosed within the allowance for sales returns to the allowance for credit losses upon adoption of ASU 2016-13 at January 1, 2020.

10	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

3. Goodwill and Other Intangible Assets
The change in goodwill during the six months ended June 30, 2020, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2019	$634,088
Effect of foreign currency translation	(3,401)
Balance at June 30, 2020	$630,687

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income	$11,823	$7,140	$16,462	$6,018
Denominator:
Weighted average common shares	48,239,928	47,714,621	48,138,125	47,622,740
Add effect of dilutive securities:
Stock-based awards	178,450	446,063	326,952	478,472
Weighted average common shares assuming dilution	48,418,378	48,160,684	48,465,077	48,101,212
Earnings per share:
Basic	$0.25	$0.15	$0.34	$0.13
Diluted	$0.24	$0.15	$0.34	$0.13

Anti-dilutive shares excluded from calculations of diluted earnings per share	1,484,976	245,060	1,329,519	748,743

Second Quarter 2020 Form 10-Q	11

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
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

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of June 30, 2020
Financial liabilities:
Derivative instruments	$—	$5,233	$—	$5,233
Total financial liabilities	$—	$5,233	$—	$5,233

Fair value as of December 31, 2019
Financial liabilities:
Derivative instruments	$—	$1,757	$—	$1,757
Total financial liabilities	$—	$1,757	$—	$1,757

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
We believe the carrying amounts of our cash and cash equivalents, restricted cash due to customers, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at June 30, 2020 and December 31, 2019, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at June 30, 2020 and December 31, 2019, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the six months ended June 30, 2020. Additionally, we did not hold any Level 3 assets or liabilities during the six months ended June 30, 2020.

12	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
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
During the six months ended June 30, 2020, we recorded an impairment charge of $4.3 million against certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge is reflected in cost of recurring revenue and resulted primarily from our decision to accelerate the end of customer support for certain solutions. During the six months ended June 30, 2020, we also recorded an insignificant impairment of operating lease ROU assets associated with certain leased office space we ceased using. This impairment charge is reflected in general and administrative expense.
There were no other non-recurring fair value adjustments to our long-lived assets, intangible assets, operating lease ROU assets and goodwill during the six months ended June 30, 2020.

6. Consolidated Financial Statement Details
Prepaid expenses and other assets

(dollars in thousands)	June 30, 2020	December 31, 2019
Costs of obtaining contracts(1)(2)	$89,080	$90,764
Prepaid software maintenance and subscriptions(3)	28,975	17,384
Implementation costs for cloud computing arrangements, net(4)(5)	10,563	7,294
Unbilled accounts receivable	8,647	6,233
Prepaid insurance	2,638	1,585
Taxes, prepaid and receivable	842	849
Security deposits	861	885
Other assets	10,766	8,051
Total prepaid expenses and other assets	152,372	133,045
Less: Long-term portion	68,673	65,193
Prepaid expenses and other current assets	$83,699	$67,852

(1)
Amortization expense from costs of obtaining contracts was $9.4 million and $18.9 million for the three and six months ended June 30, 2020, respectively, $9.8 million and $19.4 million for the three and six months ended June 30, 2019, respectively.

(2)	The current portion of costs of obtaining contracts as of June 30, 2020 and December 31, 2019 was $32.7 million and $33.0 million, respectively.

(3)	The current portion of prepaid software maintenance and subscriptions as of June 30, 2020 and December 31, 2019 was $24.4 million and $16.1 million, respectively.

(4)
These costs, which were previously included in prepaid software maintenance and subscriptions, primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.

(5)
Amortization expense from capitalized cloud computing implementation costs was insignificant for the three and six months ended June 30, 2020 and 2019, respectively. Accumulated amortization for these costs was insignificant as of June 30, 2020 and December 31, 2019.

Second Quarter 2020 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accrued expenses and other liabilities

(dollars in thousands)	June 30, 2020	December 31, 2019
Operating lease liabilities, current portion	$19,316	$19,784
Accrued bonuses(1)	5	24,617
Accrued commissions and salaries	7,601	6,980
Taxes payable	12,576	6,835
Derivative instruments	5,233	1,757
Customer credit balances	5,032	4,505
Unrecognized tax benefit	3,833	3,758
Accrued vacation costs	2,278	2,232
Accrued health care costs	2,991	2,399
Other liabilities	5,911	6,192
Total accrued expenses and other liabilities	64,776	79,059
Less: Long-term portion	11,883	5,742
Accrued expenses and other current liabilities	$52,893	$73,317

(1)
In March 2020, we reduced our accrued bonuses due to the payment of bonuses from the prior year and, in response to the global COVID-19 pandemic, determined to replace our 2020 cash bonus plans with performance-based equity awards (See Note 2).

Other income, net

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Interest income	$110	$525	$632	$1,179
Other income, net	520	1,656	1,068	1,184
Other income, net	$630	$2,181	$1,700	$2,363

7. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Credit facility:
Revolving credit loans	$207,600	$187,000	2.41%	3.11%
Term loans	277,500	281,250	3.02%	3.22%
Other debt	3,926	—	5.00%	—%
Total debt	489,026	468,250	2.78%	3.18%
Less: Unamortized discount and debt issuance costs	913	1,150
Less: Debt, current portion	9,194	7,500	2.29%	3.05%
Debt, net of current portion	$478,919	$459,600	2.78%	3.18%

14	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2017 credit facility
In June 2017, we entered into a five-year $700.0 million senior credit facility (the "2017 Credit Facility"). At June 30, 2020, we were in compliance with our debt covenants under the 2017 Credit Facility.
Other debt
In December 2019, we entered into a 51-month $2.2 million agreement to finance our purchase of software and related services for our internal use. The agreement is a non-interest-bearing note requiring four equal annual payments, where the first payment was due in January 2020. Interest associated with the note has been imputed at the rate we would incur for amounts borrowed under the 2017 Credit Facility.
In January 2020, we entered into an additional 39-month $3.5 million agreement to finance our purchase of software and related services for our internal use. The agreement is a non-interest-bearing note requiring three equal annual payments, where the first payment was due in March 2020. Interest associated with the note has been imputed at the rate we would incur for amounts borrowed under the 2017 Credit Facility.
As of June 30, 2020, the required annual maturities related to the 2017 Credit Facility and other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2020 - remaining	$3,750
2021	9,194
2022	475,544
2023	538
2024	—
Thereafter	—
Total required maturities	$489,026

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
The terms and notional values of our derivative instruments were as follows as of June 30, 2020:

(dollars in thousands)	Term of derivative instrument	Notional Value
Derivative instruments designated as hedging instruments:
Interest rate swap	July 2017 - July 2021	$150,000
Interest rate swap	February 2018 - June 2021	50,000
Interest rate swap	June 2019 - June 2021	75,000
		$275,000

Second Quarter 2020 Form 10-Q	15

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The fair values of our derivative instruments were as follows as of:

		Liability Derivatives
(dollars in thousands)	Balance sheet location	June 30, 2020	December 31, 2019
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$2,515	$—
Interest rate swaps, long-term portion	Other liabilities	2,718	1,757
Total derivative instruments designated as hedging instruments		$5,233	$1,757

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	June 30, 2020		Three months ended June 30, 2020	Six months ended June 30, 2020
Interest rate swaps	$(5,233)	Interest expense	$(1,018)	$(1,223)

	June 30, 2019		Three months ended June 30, 2019	Six months ended June 30, 2019
Interest rate swaps	$(1,826)	Interest expense	$244	$473

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive loss as of June 30, 2020 that is expected to be reclassified into earnings within the next twelve months is $5.1 million. There were no ineffective portions of our interest rate swap derivatives during the six months ended June 30, 2020 and 2019. See Note 12 for a summary of the changes in accumulated other comprehensive income (loss) by component.

9. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of June 30, 2020, we had operating leases for equipment that had not yet commenced with future rent payments of $0.9 million. These operating leases are expected to commence during 2020 with lease terms of 5 years.

16	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Operating lease cost(1)(2)	$6,281	$5,894	$12,592	$11,894
Variable lease cost	1,113	988	2,371	1,979
Sublease income	(940)	(755)	(1,853)	(1,459)
Net lease cost	$6,454	$6,127	$13,110	$12,414

(1)	Includes short-term lease costs, which were immaterial.

(2)	See Note 15 for a discussion of the pending purchase of our Headquarters Facility that we currently lease.
Other commitments
The term loans under the 2017 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2020, the remaining aggregate minimum purchase commitment under these arrangements was approximately $90.5 million through 2024.
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
Security incident
We are subject to risks and uncertainties as a result of a ransomware attack against us in May 2020 in which a cybercriminal removed a copy of a subset of data from our self-hosted environment (the "Incident"). Based on the nature of the Incident, our research and third party (including law enforcement) investigation, we have no reason to believe that any data went beyond the cybercriminal, was or will be misused, or will be disseminated or otherwise made available publicly. Our investigation into the Incident by our cybersecurity team and third-party forensic advisors remains ongoing. We incurred insignificant costs associated with the Incident during the three months ended June 30, 2020. It is expected that we will continue to experience increased costs related to our response to the Incident and our efforts to further enhance our security measures. Because we are unable at this time to reasonably estimate the possible loss or range of loss, we have not recorded a liability related to the Incident as of June 30, 2020.
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business. We make a provision for a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, we have determined as of June 30, 2020, that no provision for liability nor disclosure is required related to any claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. All legal costs associated with litigation are expensed as incurred. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, results of operations or cash flows could be negatively affected in any particular period by an unfavorable resolution of one or more of such proceedings, claims or investigations.

Second Quarter 2020 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10. Income Taxes
Our income tax provision and effective income tax rates, including the effects of period-specific events, were:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Income tax provision	$4,496	$2,733	$5,192	$899
Effective income tax rate	27.6%	27.7%	24.0%	13.0%

The increase in our effective income tax rate during the six months ended June 30, 2020, when compared to the same period in 2019, was primarily attributable to improved 2020 profitability and changes in jurisdictional mix and reduced 2020 non-deductible costs. Furthermore, our 2020 effective tax rate was negatively impacted by a decrease in the total discrete benefit to income tax expense related to stock-based compensation.

11. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Included in cost of revenue:
Cost of recurring	$1,151	$451	$1,621	$963
Cost of one-time services and other	1,419	340	1,814	802
Total included in cost of revenue	2,570	791	3,435	1,765
Included in operating expenses:
Sales, marketing and customer success	3,603	2,827	6,081	5,738
Research and development	4,348	2,753	7,147	5,427
General and administrative	9,612	8,658	17,050	15,825
Total included in operating expenses	17,563	14,238	30,278	26,990
Total stock-based compensation expense	$20,133	$15,029	$33,713	$28,755

See Note 2 for discussion of the additional equity award grants we made in response to COVID-19 pandemic.

12. Stockholders' Equity
Dividends
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

18	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Dividends paid on common stock during the six months ended June 30, 2020, consisted of the following:

Declaration Date	Dividend per Share	Record Date	Payable Date
February 10, 2020	$0.12	February 28	March 13

Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Accumulated other comprehensive loss, beginning of period	$(14,140)	$(1,452)	$(5,290)	$(5,110)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive (loss) income balance, beginning of period	$(4,445)	$566	$(1,323)	$1,498
Other comprehensive loss before reclassifications, net of tax effects of $71, $628, $1,225 and $904	(200)	(1,759)	(3,473)	(2,522)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,018	(244)	1,223	(473)
Tax (benefit) expense included in provision for income taxes	(267)	64	(321)	124
Total amounts reclassified from accumulated other comprehensive loss	751	(180)	902	(349)
Net current-period other comprehensive income (loss)	551	(1,939)	(2,571)	(2,871)
Accumulated other comprehensive loss balance, end of period	$(3,894)	$(1,373)	$(3,894)	$(1,373)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(9,695)	$(2,018)	$(3,967)	$(6,608)
Translation adjustments	(887)	(6,018)	(6,615)	(1,428)
Accumulated other comprehensive loss balance, end of period	(10,582)	(8,036)	(10,582)	(8,036)
Accumulated other comprehensive loss, end of period	$(14,476)	$(9,409)	$(14,476)	$(9,409)

13. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of June 30, 2020, approximately $854 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (payment services and usage).

Second Quarter 2020 Form 10-Q	19

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Contract balances
Our contract assets as of June 30, 2020 and December 31, 2019 were insignificant. Our opening and closing balances of deferred revenue were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Total deferred revenue	$337,196	$316,137

The increase in deferred revenue during the six months ended June 30, 2020 was primarily due a seasonal increase in customer contract renewals and new subscription sales of our cloud solutions. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. The amount of revenue recognized during the six months ended June 30, 2020 that was included in the deferred revenue balance at the beginning of the period was approximately $219 million. The amount of revenue recognized during the six months ended June 30, 2020 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
United States	$189,304	$190,399	$383,263	$378,525
United Kingdom	29,535	19,307	45,359	33,105
Other countries	13,152	15,928	26,990	29,834
Total revenue	$231,991	$225,634	$455,612	$441,464

The General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG") comprise our go-to-market organizations. The following is a description of each market group:

•	The GMG focuses on sales primarily to all K-12 private schools, faith-based and arts and cultural organizations, as well as emerging and mid-sized prospects in the U.S.;

•	The EMG focuses on sales primarily to all healthcare and higher education institutions, corporations and foundations, as well as large and/or strategic prospects in the U.S.; and

•	The IMG focuses on sales primarily to all prospects and customers outside of the U.S.
The following table presents our revenue by market group:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
GMG	$90,453	$93,259	$185,906	$185,774
EMG	98,199	96,710	196,322	191,875
IMG	43,167	35,614	73,248	63,736
Other	172	51	136	79
Total revenue	$231,991	$225,634	$455,612	$441,464

20	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

14. Restructuring
During 2017, in an effort to further our organizational objectives, including improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. We substantially completed our facilities optimization restructuring plan as of December 2019. During the three and six months ended June 30, 2019, we incurred $0.7 million and $2.7 million, respectively, in before-tax restructuring charges related to these activities. Such charges during the three and six months ended June 30, 2020 were insignificant.

15. Property and Equipment
Pending Headquarters Facility Purchase
In June 2020, we entered into a binding purchase and sale agreement with HPBB1, LLC, a Georgia limited liability company (the "Seller"), for the purchase and sale of the building, fixtures and other improvements and parcels of land of our headquarters facility (the "Headquarters Facility") in Charleston, South Carolina (the "Transaction"). We currently lease the Headquarters facility from the Seller. At the closing of the Transaction, we would pay the Seller a purchase price of $76.3 million, which includes the assumption of the Seller's obligations in the aggregate principal amount of $63.0 million and cash, which we expect to fund by borrowings under the 2017 Credit Facility. The Transaction is expected to close during the second half of 2020.

Second Quarter 2020 Form 10-Q	21

Blackbaud, Inc.
(Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis presents financial information denominated in millions of dollars which can lead to differences from rounding when compared to similar information contained in the condensed consolidated financial statements and related notes which are primarily denominated in thousands of dollars.

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
To better enable us to weather the extraordinary business challenges brought about by the global COVID-19 pandemic, to protect the safety and welfare of our employees, and to further effect our long-term strategy to deliver the greatest value to our stockholders, we have taken several actions. These initial measures taken are expected to provide us the financial flexibility needed to manage a wide array of outcomes that may result from the pandemic. See Note 2 to our condensed consolidated financial statements in this report for a discussion of some of these actions. In addition to the initial actions we have taken to date, we are continuously evaluating further possible actions in order to respond quickly to rapidly changing conditions, if needed.
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

22	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Four-Point Growth Strategy

1	Delight Customers with Innovative Cloud Solutions

2	Drive Sales Effectiveness

3	Expand Total Addressable Market

4	Improve Operating Efficiency

1.	Delight Customers with Innovative Cloud Solutions
Our solutions are already equipped with features that are lending themselves to the current environment and we have quickly acted upon customer feedback to add enhancements and new functionality to serve our customers, so they can continue to focus on their missions during this time. For example, we built new integration between our peer-to-peer fundraising and donor management solutions simplifying the process of raising donations and acquiring new supporters through pandemic-friendly virtual events and peer-to-peer campaigns. We simplified donation forms to expedite fundraising by allowing organizations to create campaigns quickly and easily, which is critical in the current environment. We also added new financial management capabilities, further easing the transition to working from home with tools that support collaboration and efficient cash flow management and financial operations from the cloud.

2.	Drive Sales Effectiveness
The investments we have made to enhance our digital footprint are enabling us to be more prescriptive and cost-effective in our marketing efforts and to quickly adapt to changing market conditions, and over the longer term we believe the impact of COVID-19 will accelerate the existing trends driving adoption of modern cloud solutions in our market. We also introduced new pricing and financing offers based on the changing needs of our customers. Despite our optimism over the long-term, the uncertainty of the current environment has created near-term challenges in our ability to build new pipeline and bookings are falling short of budgeted expectations, which we expect to put pressure on near-term revenues. As a result, we have begun shifting investment towards digital marketing aimed at lead generation and put a greater emphasis on selling solutions with the highest lifetime value. In response to the COVID-19 pandemic, we implemented a modest and targeted headcount reduction during the second quarter, including a reduction in our sales headcount with a focus on retaining our most highly productive sales executives. After temporarily freezing our hiring efforts due to COVID-19, we have since began backfilling sales positions with a focus on 2021 bookings.

3.	Expand TAM
While we remain active in the evaluation of opportunities to further expand our addressable market through acquisitions and internal product development, our top priority in the near-term is protecting our employees and continuing to support our customers at a very high standard. We have significant opportunities in front of us as we are less than 10% penetrated into a total addressable market of over $10 billion.

4.	Improve Operating Efficiency
We have made transformational changes to our business over the last several years, which allowed us to immediately switch to a virtual work environment in March and supported our global employees' ability to work effectively from home. We are re-evaluating elements of our workforce strategy based on the lessons learned over the past few months. We have been soliciting feedback from our employees to help shape our approach to the future of work at Blackbaud.

Second Quarter 2020 Form 10-Q	23

Blackbaud, Inc.
(Unaudited)

Financial Summary

Total revenue ($M)	Income from operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $6.4 million and $14.1 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, driven largely by the following:

+
Growth in recurring revenue related to increases in transactional revenue, positive demand from customers across our portfolio of cloud solutions and increases in services embedded in our renewable cloud solution contracts

-	Decreases in one-time consulting revenue primarily from less of one-time sales related to COVID-19
-	Decreases in one-time analytics revenue as analytics are generally integrated in our cloud solutions
Income from operations increased by $6.1 million and $12.3 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, driven largely by the following:

+	Growth in total revenue, as described above
+	Reduced overall compensation costs primarily associated with the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards
+	Decrease in restructuring costs of $0.7 million and $2.6 million, as our facilities optimization plan was largely completed as of December 31, 2019
+	Decrease in acquisition-related expenses and integration costs of $0.8 million and $1.9 million
+	Decrease in amortization of intangible assets from business combinations of $2.1 million and $3.2 million
-
Increases in cost of revenue from a $4.3 million impairment charge during the three months ended June 30, 2020, against certain previously capitalized software development costs, resulting from our decision to accelerate the end of customer support for certain solutions

-	Increases in employee severance of $4.1 million and $0.7 million, related to a modest and targeted headcount reduction during the three months ended June 30, 2020, in response to the COVID-19 pandemic
-	Increases in corporate costs of $3.1 million and $3.4 million, primarily related to increases in bad debt expense
-	Other increases in cost of revenue related to increases in data center costs, amortization of software development costs and transaction-based costs

24	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

There are three primary revenue categories with related business drivers that we continue to monitor closely in light of the COVID-19 pandemic:

1.	Contractual Recurring Revenue (approximately two thirds of total revenue in 2019)
Recurring subscription contracts are typically for a term of three years at contract inception, billed annually in advance, and we have been for several years successfully shifting our legacy customer base away from annual renewals and moving them onto multi-year renewal contracts. Approximately one-half of our contracted recurring revenue will be up for renewal during 2020, with the seasonal high for renewals and collections during the third quarter driven largely by mid-year fiscal year-ends and timing of the academic school year. While our renewal rates have trended ahead of our expectations through July, our contracted recurring revenue has fallen short of our original plan due to bookings falling short of our budgeted expectations. We are closely monitoring our customer receivable balances, payment terms, and creditworthiness. We have started to experience an increase in our aging of receivables and observed changes in some of our customers' payment behavior associated with the COVID-19 pandemic.

2.	Transactional Revenue (approximately one quarter of total revenue in 2019)
Transactional revenue is non-contractual and less predictable given the susceptibility to certain drivers such as timing and number of events and marketing campaigns, as well as fluctuations in donation volumes and tuition payments. We have historically experienced seasonal highs during the fourth quarter due to year-end giving campaigns and during the second quarter when a large number of events are held. The early disruptions caused by COVID-19 in the first quarter drove sharp initial declines in our transactional volumes. During the second quarter, many in-person events shifted online, had to be postponed or even canceled. Social good organizations are being forced to employ new strategies to maintain momentum with current supporters while capturing the attention of potential new donors. We saw a rise in virtual campaigns and events and we remain committed to supporting our customers in adapting to the new circumstances.

3.	Bookings
Given our ratable revenue recognition model for our recurring subscription contracts and implementation periods, we expect that declines in our 2020 bookings performance will have a greater impact on our 2021 revenue than 2020 revenue. Of the three primary revenue categories discussed above, bookings represents the smallest potential impact on recurring revenue in 2020. One-time services and other revenue, which is tied to bookings, would have a more immediate impact on our total revenue. Our first quarter has historically been the seasonal low for bookings, with the second and fourth quarters historically being seasonally higher, and our bookings tend to be back-end loaded within individual quarters given our quarterly quota plans. Although our bookings have performed slightly better than our initial COVID-19 scenario planning, we are currently expecting a significant shortfall in 2020 bookings compared to our original plan for the year as we continue to see challenges in building pipeline. The magnitude of our 2020 bookings shortfall is expected to be impacted by the depth and duration of the COVID-19 pandemic.
Our strategy has historically relied on a balanced approach to growth and profitability. As discussed above, the pandemic has created short-term uncertainty in our revenue outlook and the early impacts on pipeline and bookings will likely limit our ability to drive near-term revenue growth at our originally planned levels. Therefore, in line with our strategy, we have made a pivot to greater emphasis on delivering shareholder value through increased profitability and cash flow, which are more controllable.

Second Quarter 2020 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)

Customer retention

Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides a better representation of our customers' overall behavior. For the twelve months ended June 30, 2020, approximately 92% of our customers with recurring revenue contracts were retained. This customer retention rate is unchanged from our rate for the full year ended December 31, 2019.
Balance sheet and cash flow
At June 30, 2020, our cash and cash equivalents were $30.5 million and the carrying amount of our debt under the 2017 Credit Facility was $484.2 million. Our net leverage ratio was 2.21 to 1.00.
During the six months ended June 30, 2020, we generated $37.5 million in cash from operations, primarily from operating cost reductions put in place in response to COVID-19 and the increased use of stock-based compensation. During the six months ended, June 30, 2020, we had a net increase in our borrowings of $16.9 million, down from a net increase of $58.6 million during the three months ended March 31, 2020. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter and the payment of certain annual vendor contracts, our cash flow from operations has been lowest in our first quarter.
During the six months ended June 30, 2020, we also had aggregate cash outlays of $27.6 million for purchases of property and equipment and capitalized software development costs.
Recent Developments
Pending headquarters facility purchase
In June 2020, we entered into a binding purchase and sale agreement with HPBB1, LLC, a Georgia limited liability company (the "Seller"), for the purchase and sale of the building, fixtures and other improvements and parcels of land of our headquarters facility (the "Headquarters Facility") in Charleston, South Carolina (the "Transaction"). We currently lease the Headquarters facility from the Seller. At the closing of the Transaction, we would pay the Seller a purchase price of $76.3 million, which includes the assumption of the Seller's obligations in the aggregate principal amount of $63.0 million and cash, which we expect to fund by borrowings under the 2017 Credit Facility. The Transaction is expected to close during the second half of 2020.

26	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Results of Operations
Comparison of the three and six months ended June 30, 2020 and 2019
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
Cost of recurring revenue is primarily comprised of compensation costs for customer support and production IT personnel, hosting and data center costs, third-party contractor expenses, third-party royalty and data expenses, allocated depreciation, facilities and IT support costs, amortization of intangible assets from business combinations, amortization of software development costs, transaction-based costs related to payments services including remittances of amounts due to third-parties and other costs incurred in providing support and recurring services to our customers.
We continued to experience growth in sales of our cloud solutions as our customers continue to prefer cloud subscription offerings with integrated analytics, training and payment services. Recurring subscription contracts are typically for a term of three years at contract inception with one to three-year renewals thereafter. We intend to continue focusing on innovation, quality and integration of our cloud solutions, which we believe will drive future revenue growth.

Second Quarter 2020 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)

Recurring revenue increased by $7.8 million or 3.7%, and $14.6 million or 3.6%, during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, driven primarily by the following:

+
Increases in subscriptions revenue of $11.8 million and $22.4 million related to increases in transactional revenue, positive demand from customers across our portfolio of cloud solutions and increases in services embedded in our renewable cloud solution contracts

-
Decreases in maintenance revenue of $4.0 million and $7.9 million primarily related to our continuing efforts to migrate customers from legacy on-premises solutions onto our solutions powered by Blackbaud SKY, our modern cloud platform

Partially offsetting the increases in subscriptions revenue were decreases in the mix of retained and managed services contracts we present in recurring. Revenue from retained and managed service contracts that we do not expect to have a term consistent with our cloud solution contracts is included in one-time services and other revenue beginning January 1, 2020. This change in presentation resulted in decreases in recurring revenue and offsetting increases to one-time services and other revenue of $4.2 million and $8.5 million during the three and six months ended June 30, 2020, respectively.
Cost of recurring revenue increased by $4.7 million or 5.4%, and $9.6 million or 5.6%, during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, driven primarily by the following:

+
Impairment charge of $4.3 million during the three months ended June 30, 2020, against certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to accelerate the end of customer support for certain solutions.

+	Increases in hosting and data center costs of $1.7 million and $2.2 million as we are migrating our cloud infrastructure to leading public cloud service providers
+	Increases in amortization of software development costs of $0.8 million and $2.2 million due to investments made on innovation, quality and the integration of our cloud solutions
+	Increases in transaction-based costs of $0.7 million and $3.0 million related to payment services integrated in our cloud solutions
+
For the six months ended June 30, 2020, increase in third-party contractor costs of $1.2 million related to application security and partners delivering services embedded in our renewable cloud solution contracts

-	Decreases in compensation costs primarily associated with the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards
-	Decreases in costs associated with certain retained and managed services contracts for which revenue is included in one-time services and other revenue beginning January 1, 2020, as discussed above
The 0.7% and 0.8% decreases in recurring gross margin for the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, were primarily the result of the impairment of previously capitalized software development costs, and incremental costs associated with our continued shift toward selling cloud solutions, including data center costs and amortization of software development costs. We expect continued pressure on recurring gross margin largely driven by duplicate data center costs as we migrate our cloud infrastructure to leading cloud service providers.

28	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
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
One-time services and other revenue decreased by $1.4 million, or 8.4%, and $0.4 million, or 1.2%, during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, driven primarily by the following:

+
Increases in the mix of retained and managed services contracts we present in one-time services and other. Revenue from retained and managed service contracts that we do not expect to have a term consistent with our cloud solution contracts is included in one-time services and other revenue beginning January 1, 2020. This change in presentation resulted in increases to one-time services and other revenue and offsetting decreases in recurring revenue of $4.2 million and $8.5 million during the three and six months ended June 30, 2020.

-
Decreases in one-time consulting revenue of $3.8 million and $5.5 million, respectively, primarily from less one-time sales related to COVID-19 as well as services increasingly being embedded in our renewable cloud solution contracts. Our embedded services are recorded as recurring revenue.

-	Decreases in one-time analytics revenue of $1.2 million and $2.1 million as analytics are generally integrated in our cloud solutions
-	For the six months ended June 30, 2020, decreases in revenue from one-time training services and license fees

Second Quarter 2020 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)

Cost of one-time services and other decreased by $0.6 million, or 4.1%, during the three months ended June 30, 2020, when compared to the same periods in 2019, driven primarily by the following:

+	Increase in costs of associated with certain retained and managed services contracts for which revenue is included in one-time services and other revenue beginning January 1, 2020, as discussed above
-	Reduced amount of compensation costs primarily associated with the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards
Cost of one-time services and other remained relatively consistent during the six months ended June 30, 2020, when compared to the same period in 2019.
The 3.9% and 1.5% decreases in one-time services and other gross margin during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, were primarily the result of the reductions in one-time consulting and analytics revenue discussed above outpacing declines in the related costs.
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
We see a large market opportunity in the long-term and will continue to make investments to drive sales effectiveness, which is a component of our four-point growth strategy. We have also implemented software tools to enhance our digital footprint and drive lead generation. In response to the COVID-19 pandemic, we implemented a modest and targeted headcount reduction during the second quarter, including a reduction in our sales headcount with a focus on retaining our most highly productive sales executives. After temporarily freezing our hiring efforts due to COVID-19, we have since began backfilling sales positions with a focus on 2021 bookings.

30	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Sales, marketing and customer success expense decreased by $3.1 million or 5.6%, during the three months ended June 30, 2020, when compared to the same period in 2019, primarily driven by the following:

+	Increase in employee severance costs of $1.8 million related to a reduction in our sales headcount in response to the COVID-19 pandemic as discussed above
-	Decrease in travel costs of $1.9 million due to our restriction on non-essential employee travel in response to the COVID-19 pandemic
-	Decrease in compensation costs of $1.7 million primarily related to the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards
-	Decrease in commissions expense of $0.7 million related to a decrease in commissionable sales.
Sales, marketing and customer success expense remained relatively consistent during the six months ended June 30, 2020, when compared to the same period in 2019, primarily driven by the following:

+	Increase in employee severance costs of $0.9 million related to a reduction in our sales headcount in response to the COVID-19 pandemic as discussed above
+
Increase in compensation costs of $0.9 million primarily associated with the elevated headcount of our direct sales force and our lead generation teams, beginning in the fourth quarter of 2018. The increase in compensation costs related to elevated headcount was partially offset by the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards

-	Decrease in travel costs of $1.4 million due to our restriction on non-essential employee travel in response to the COVID-19 pandemic
Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
We continue to make investments to delight our customers with innovative cloud solutions, which is a component of our four-point growth strategy. Research and development expenses decreased by $1.0 million or 3.9%, and $4.5 million or 8.3%, during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, primarily driven by decreases in compensation costs of $1.8 million and $3.5 million, respectively, associated with the decision in March 2020 to replace our 2020 cash bonus plans with grants of performance-based equity awards.
Not included in research and development expense for the three months ended June 30, 2020 and 2019 were $10.6 million and $11.7 million, respectively, and for the six months ended June 30, 2020 and 2019 were $21.4 million and $22.8 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized software development costs associated with our cloud solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years. We expect that the amount of software development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality and the integration of our solutions, which we believe will drive long-term revenue growth.
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

Second Quarter 2020 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)

General and administrative expense increased by $1.3 million or 4.6%, during the three months ended June 30, 2020 and remained relatively consistent during the six months ended June 30, 2020, when compared to the same periods in 2019, primarily driven by the following:

+	Increases in corporate costs of $3.1 million and $3.4 million primarily related to increases in bad debt expense
-	Decreases in bonus expense of $1.3 million and $2.8 million primarily related to the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards
Restructuring
During 2017, in an effort to further our organizational objectives, including improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments, which was substantially completed as of December 2019. During the three and six months ended June 30, 2019, we incurred $0.7 million and $2.7 million, respectively, in before-tax restructuring charges related to these activities. Such charges during the three and six months ended June 30, 2020 were insignificant.

Interest Expense
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Interest expense	$3.9	$5.8	(32.9)%	$8.1	$11.1	(27.6)%
% of total revenue	1.7%	2.6%		1.8%	2.5%
The decreases in interest expense in dollars and as a percentage of total revenue during the three and six months ended June 30, 2020, when compared to the same periods in 2019, were primarily due to decreases in our average daily borrowings and our weighted average effective interest rates.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	June 30, 2020	December 31, 2019	Change
Recurring	Over the period billed in advance, generally one year	$322.1	$302.8	6.4%
One-time services and other	As services are delivered	15.1	13.4	12.8%
Total deferred revenue(1)		337.2	316.1	6.7%
Less: Long-term portion		4.6	1.8	156.7%
Current portion(1)		$332.6	$314.3	5.8%

(1)	The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
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
Deferred revenue from recurring revenue contracts increased during the six months ended June 30, 2020, primarily due a seasonal increase in customer contract renewals and new subscription sales of our cloud solutions. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Deferred revenue from one-time services and other increased during the six months ended June 30, 2020, primarily due an increase in the mix of retained and managed services contracts we present in one-time services and other beginning January 1, 2020, as discussed above.
We have acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, we recorded write-downs of deferred revenue from customer arrangements predating the acquisition to

32	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

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

Income tax provision
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Income tax provision	$4.5	$2.7	64.5%	$5.2	$0.9	477.5%
Effective income tax rate	27.6%	27.7%		24.0%	13.0%
The increase in our effective income tax rate during the six months ended June 30, 2020, when compared to the same period in 2019, was primarily attributable to improved 2020 profitability and changes in jurisdictional mix and reduced 2020 non-deductible costs. Furthermore, our 2020 effective tax rate was negatively impacted by a decrease in the total discrete benefit to income tax expense related to stock-based compensation.
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

Second Quarter 2020 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
GAAP Revenue	$232.0	$225.6	2.8%	$455.6	$441.5	3.2%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	0.7	(100.0)%	—	1.4	(100.0)%
Non-GAAP revenue(1)	$232.0	$226.4	2.5%	$455.6	$442.9	2.9%

GAAP gross profit	$127.1	$124.8	1.8%	$245.8	$241.4	1.8%
GAAP gross margin	54.8%	55.3%		54.0%	54.7%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	0.7	(100.0)%	—	1.4	(100.0)%
Add: Stock-based compensation expense	2.6	0.8	224.9%	3.4	1.8	94.6%
Add: Amortization of intangibles from business combinations	9.7	11.3	(14.5)%	20.6	22.7	(9.4)%
Add: Employee severance	0.8	—	(19,625.0)%	0.8	1.1	(27.1)%
Subtotal(1)	13.0	12.8	1.6%	24.9	27.1	(8.1)%
Non-GAAP gross profit(1)	$140.1	$137.7	1.8%	$270.7	$268.4	0.8%
Non-GAAP gross margin	60.4%	60.8%		59.4%	60.6%

(1)	The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

34	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
(dollars in millions, except per share amounts)	2020	2019	Change	2020	2019	Change
GAAP income from operations	$19.6	$13.5	45.1%	$28.0	$15.7	78.7%
GAAP operating margin	8.4%	6.0%		6.1%	3.6%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	0.7	(100.0)%	—	1.4	(100.0)%
Add: Stock-based compensation expense	20.1	15.0	34.0%	33.7	28.8	17.2%
Add: Amortization of intangibles from business combinations	10.4	12.5	(16.6)%	22.1	25.3	(12.6)%
Add: Employee severance	4.3	0.2	2,132.5%	4.4	3.6	20.7%
Add: Acquisition-related integration costs	(0.1)	0.5	(115.3)%	(0.1)	1.2	(108.7)%
Add: Acquisition-related expenses	0.1	0.4	(76.7)%	0.2	0.8	(72.3)%
Add: Restructuring costs	0.1	0.7	(93.2)%	0.1	2.7	(97.2)%
Subtotal(1)	34.9	30.0	16.3%	60.4	63.7	(5.3)%
Non-GAAP income from operations(1)	$54.5	$43.5	25.3%	$88.4	$79.4	11.3%
Non-GAAP operating margin	23.5%	19.2%		19.4%	17.9%

GAAP income before provision for income taxes	$16.3	$9.9	65.3%	$21.7	$6.9	213.1%
GAAP net income	$11.8	$7.1	65.6%	$16.5	$6.0	173.5%
Shares used in computing GAAP diluted earnings per share	48,418,378	48,160,684	0.5%	48,465,077	48,101,212	0.8%
GAAP diluted earnings per share	$0.24	$0.15	60.0%	$0.34	$0.13	161.5%
Non-GAAP adjustments:
Add: GAAP income tax provision	4.5	2.7	64.5%	5.2	0.9	477.5%
Add: Total non-GAAP adjustments affecting income from operations	34.9	30.0	16.3%	60.4	63.7	(5.3)%
Non-GAAP income before provision for income taxes	51.2	39.8	28.5%	82.0	70.7	16.1%
Assumed non-GAAP income tax provision(2)	10.2	8.0	28.5%	16.4	14.1	16.1%
Non-GAAP net income(1)	$41.0	$31.9	28.5%	$65.6	$56.5	16.1%

Shares used in computing non-GAAP diluted earnings per share	48,418,378	48,160,684	0.5%	48,465,077	48,101,212	0.8%
Non-GAAP diluted earnings per share	$0.85	$0.66	28.8%	$1.35	$1.18	14.4%

(1)	The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.

(2)	We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.

	Six months ended June 30,
(dollars in millions)	2020	2019	Change
GAAP net cash provided by operating activities	$37.5	$45.1	(16.9)%
Less: purchase of property and equipment	(5.9)	(6.4)	(7.7)%
Less: capitalized software development costs	(21.7)	(23.2)	(6.6)%
Non-GAAP free cash flow	$9.9	$15.5	(36.0)%

Second Quarter 2020 Form 10-Q	35

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

(dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
GAAP revenue	$232.0	$225.6	$455.6	$441.5
GAAP revenue growth	2.8%		3.2%
Add: Non-GAAP acquisition-related revenue (1)	—	0.7	—	1.4
Non-GAAP organic revenue (2)	$232.0	$226.4	$455.6	$442.9
Non-GAAP organic revenue growth	2.5%		2.9%

Non-GAAP organic revenue (2)	$232.0	$226.4	$455.6	$442.9
Foreign currency impact on Non-GAAP organic revenue (3)	2.0	—	2.3	—
Non-GAAP organic revenue on constant currency basis (3)	$234.0	$226.4	$457.9	$442.9
Non-GAAP organic revenue growth on constant currency basis	3.4%		3.4%

GAAP recurring revenue	$216.3	$208.5	$421.1	$406.6
GAAP recurring revenue growth	3.7%		3.6%
Add: Non-GAAP acquisition-related revenue (1)	—	0.7	—	1.4
Non-GAAP organic recurring revenue	$216.3	$209.2	$421.1	$408.0
Non-GAAP organic recurring revenue growth	3.4%		3.2%

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

36	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our transaction revenue has historically been at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. Our revenue from payment services has historically increased during the fourth quarter due to year-end giving. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. As a result of these and other factors, our total revenue has historically been lower in the first quarter than in the remainder of our fiscal year, with the fourth quarter historically achieving the highest total revenue. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures. Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals including renewals associated with customers of acquired companies, delivery of professional services and occurrence of customer events, the payment of bonuses, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter and the payment of certain annual vendor contracts, our cash flow from operations has been lowest in our first quarter. Due to the timing of customer contract renewals and student enrollments, many of which take place at or near the beginning of our third quarter, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. Partially offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are merit-based salary increases, which are generally effective in April each year. In addition, deferred revenues can vary on a seasonal basis for the same reasons. Our cash flow from financing is negatively impacted in our first quarter when most of our equity awards vest, as we pay taxes on behalf of our employees related to the settlement or exercise of equity awards. These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, or as a result of acquisitions, new market opportunities, new solution introductions, the COVID-19 pandemic or other factors.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	June 30, 2020	December 31, 2019	Change
Cash and cash equivalents	$30.5	$31.8	(4.0)%
Property and equipment, net	36.5	35.5	2.8%
Software development costs, net	106.0	101.3	4.7%
Total carrying value of debt	488.1	467.1	4.5%
Working capital	(191.8)	(254.3)	24.6%
The following table presents selected financial information about our cash flows:

	Six months ended June 30,
(dollars in millions)	2020	2019	Change
Net cash provided by operating activities	$37.5	$45.1	(16.9)%
Net cash used in investing activities	(27.6)	(138.5)	(80.1)%
Net cash (used in) provided by financing activities	(132.5)	30.8	(529.7)%
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

Second Quarter 2020 Form 10-Q	37

Blackbaud, Inc.
(Unaudited)

To better enable us to weather the extraordinary business challenges brought about by the global COVID-19 pandemic, to protect the safety and welfare of our employees, and to further effect our long-term strategy to deliver the greatest value to our stockholders, we have taken several actions. These initial measures taken are expected to provide us the financial flexibility needed to manage a wide array of outcomes that may result from the pandemic. Some of these actions include the following:

•
Rescinded our previously announced policy to pay an annual dividend at a rate of $0.48 per share of common stock and discontinued the declaration and payment of all cash dividends, beginning with the second quarter of 2020 and thereafter until such time, if any, as our Board of Directors may otherwise determine in its sole discretion;

•
Temporarily suspended our 401(k)-match program, whereby we have historically matched 50% of qualified U.S. employees' contributions to our 401(k) plan up to 6% of their salaries, effective with the payroll period commencing April 1, 2020;

•	Temporarily froze our hiring efforts and implemented a modest and targeted headcount reduction, though we have since began backfilling sales positions;

•
Michael Gianoni, our President and Chief Executive Officer, elected to forego receipt of all but that portion of his base salary necessary to fund, on a pre-tax basis, his contributions to continue to participate in our health benefits plan, between April 1, 2020 and June 16, 2020;

•	Restricted non-essential employee travel and put in place other operating cost containment actions;

•	All of our employees with a base salary equal to or less than $75 thousand received financial support in the form of a one-time bonus of $1 thousand on April 30, 2020;

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
We have started to experience an increase in our aging of receivables and observed changes in some of our customers' payment behavior associated with the COVID-19 pandemic. We have received short-term payment relief requests as a result of COVID-19, most often in the form of payment deferral requests. We are evaluating each request on a case-by-case basis to assess the customer's ability to pay. Not all customer requests will ultimately result in modified payment terms, nor are we forgoing our contractual rights under customer agreements. We are continually monitoring our customer receivable balances, payment terms, and creditworthiness for changes that could have a significant impact on the collectability of our accounts receivables, our operating results and financial position.
At June 30, 2020, our total cash and cash equivalents balance included approximately $21.8 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating Cash Flow
Net cash provided by operating activities decreased by $7.6 million during the six months ended June 30, 2020, when compared to the same period in 2019, primarily due to a $28.0 million decrease in cash flow from operations associated with working capital, partially offset by a $20.4 million increase in net income adjusted for non-cash expenses. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for credit losses and sales returns; and (ii) changes in our working capital. The increase in net income adjusted for non-cash expenses was primarily from operating cost reductions put in place in response to COVID-19 and the increased use of stock-based compensation.

38	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. The decrease in cash flow from operations associated with working capital during the six months ended June 30, 2020, when compared to the same period in 2019, was primarily due to:

•	an increase in current period bonus payments as a result of an increase in amounts accrued as of December 31, 2019 for over-performance against 2019 targets;

•	a decrease in the current period bonus accrual due to our decision to replace cash payments for our 2020 bonus plans with performance-based equity awards; and

•	fluctuations in the timing of vendor payments.
Investing Cash Flow
Net cash used in investing activities of $27.6 million decreased by $110.9 million during the six months ended June 30, 2020, when compared to the same period in 2019.
During the six months ended June 30, 2019, we used net cash of $109.4 million for our acquisition of YourCause and we did not make any similar investments during the same period in 2020. During the six months ended June 30, 2020, we used $21.7 million for software development costs, which was relatively consistent with cash spent during the same period in 2019. We continue to invest in our innovative cloud solutions, as well as development activities for Blackbaud SKY, our modern cloud platform.
We also spent $5.9 million of cash for purchases of property and equipment during the six months ended June 30, 2020, which was relatively consistent with cash spent during the same period in 2019.
Financing Cash Flow
During the six months ended June 30, 2020, we had a net increase in borrowings of $16.9 million, down from a net increase of $58.6 million during the three months ended March 31, 2020. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from prior year in our first quarter and the payment of certain annual vendor contracts, our cash flow from operations has been lowest in our first quarter.
We paid $21.0 million to satisfy tax obligations of employees upon settlement of equity awards during the six months ended June 30, 2020 compared to $19.8 million during the same period in 2019. The amount of taxes paid by us on the behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter. In addition, during the six months ended June 30, 2020, we paid dividends of $6.0 million, down from $11.8 million during the same period of 2019, as we discontinued the declaration and payment of all cash dividends, beginning with the second quarter of 2020.
Cash used in financing activities associated with changes in restricted cash due to customers decreased $13.8 million during the six months ended June 30, 2020 when compared to the same period in 2019, as the amount of restricted cash held and payable by us to customers as of December 31, 2019 was larger than at the same date in 2018.
2017 Credit Facility
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At June 30, 2020, our available borrowing capacity under the 2017 Credit Facility was $190.7 million. The 2017 Credit Facility matures in June 2022. The 2017 Credit Facility includes an option to request additional term loans in an aggregate principal amount of up to $200.0 million.
At June 30, 2020, the carrying amount of our debt under the 2017 Credit Facility was $484.2 million. Our average daily borrowings during the three and six months ended June 30, 2020 were $526.3 million and $508.9 million, respectively.

Second Quarter 2020 Form 10-Q	39

Blackbaud, Inc.
(Unaudited)

The following is a summary of the financial covenants under the 2017 Credit Facility:

Financial Covenant	Requirement	Ratio as of June 30, 2020
Net Leverage Ratio	≤ 3.50 to 1.00	2.21 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	11.88 to 1.00
Under the 2017 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2017 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2017 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At June 30, 2020, we were in compliance with our debt covenants under the 2017 Credit Facility.
Commitments and Contingencies
As of June 30, 2020, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$489.0	$9.2	$479.8	$—	$—
Interest payments on debt(2)	5.2	5.1	0.1	—	—
Operating leases(3)	148.9	24.9	35.6	17.1	71.2

Unrecorded contractual obligations:
Interest payments on debt(4)	16.1	8.4	7.7	—	—
Purchase obligations(5)	90.5	48.4	42.1	—	—
Total contractual obligations	$749.8	$96.1	$565.4	$17.1	$71.2

(1)
Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2017 Credit Facility and our other debt at June 30, 2020 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2017 Credit Facility for the purposes of determining minimum commitment amounts.

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
The total liability for uncertain tax positions as of June 30, 2020 and December 31, 2019, was $4.7 million and $4.3 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was $1.1 million and $1.0 million as of June 30, 2020 and December 31, 2019, respectively.

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

40	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Foreign Currency Exchange Rates
Approximately 16% of our total revenue for the six months ended June 30, 2020 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a loss of $10.6 million as of June 30, 2020 and a loss of $4.0 million as of December 31, 2019.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the six months ended June 30, 2020, foreign translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the six months ended June 30, 2020, the fluctuation in foreign currency exchange rates reduced our total revenue and our income from operations by $2.3 million and $0.9 million, respectively. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2020 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 to our condensed consolidated financial statements in this report.
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

Second Quarter 2020 Form 10-Q	41

Blackbaud, Inc.
(Unaudited)

the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of June 30, 2020, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2019 and June 30, 2020.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended June 30, 2020 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

42	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
We are supplementing Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 20, 2020 (the “Annual Report”). The following risk factors should be read in conjunction with the risk factors set forth in that Annual Report.

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
Certain vertical markets we serve are especially vulnerable to the global business disruption. For example, many arts and cultural organizations, including museums, zoos, performing arts centers and theaters, among others, have had to cancel events or have seen a significant decline in attendance due to COVID-19. Many of these organizations have also suspended their operations temporarily. In addition, we believe that a number of K-12 private schools, that would ordinarily consider purchasing our cloud solutions for the 2020-2021 academic school year, have delayed their expenditure decisions due to the uncertainty of COVID-19.
We expect that COVID-19 will impact all of our vertical markets across all of our geographies to some degree, but the significance and duration of the impact on our business cannot be determined at this time due to numerous uncertainties, including the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and business closures, the effectiveness of actions taken to contain the disease and other unforeseeable consequences. This impact could include:

•	changes in customer demand;

•	our relationship with, and the financial and operational capacities of our service providers, suppliers and business partners, including their ability to fulfill their obligations to us;

•	further declines in our customers' ability to pay for our solutions and services;

•	reduced workforce availability and productivity due to working remotely using different technologies and potential health effects and concerns;

•	risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms);

•	the adequacy of our cash flow and earnings and other conditions which may affect our liquidity;

•	disruptions to our technology network and other critical systems; and

•	impairment charges against our goodwill and other intangible assets, operating lease right-of-use assets and other long-lived assets.
We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the U.S. and global economies and may materially adversely impact our business, financial condition and results of operations.

Second Quarter 2020 Form 10-Q	43

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

On July 16, 2020, we contacted certain customers to inform them about a recent security incident. Our communication to these customers included the information that in May 2020 we discovered and stopped a ransomware attack. In a ransomware attack, cybercriminals attempt to disrupt the business by locking companies out of their own data and servers. After discovering the attack, our cybersecurity team—together with independent forensics experts and law enforcement—successfully prevented the cybercriminal from blocking our system access and fully encrypting files, and ultimately expelled them from our system with no significant disruption to our operations. Prior to our locking the cybercriminal out of our system, the cybercriminal removed a copy of a subset of data from our self-hosted environment. This incident did not involve solutions in our public cloud environment (Microsoft Azure, Amazon Web Services), nor did it involve the majority of our self-hosted environment. Based on the nature of the incident, our research and third party (including law enforcement) investigation, we have no reason to believe that any data went beyond the cybercriminal, was or will be misused, or will be disseminated or otherwise made available publicly. Most of our customers were not part of the incident. The subset of customers who were part of this incident have been notified and supplied with additional information and resources. Our investigation into the incident by our cybersecurity team and third-party forensic advisors remains ongoing. It is expected that we will continue to experience increased costs related to our response to this incident and our efforts to further enhance our security measures. In addition, it is possible that the incident may result in loss of customers and partners, harm our reputation, increased costs to maintain insurance coverage, devotion of substantial management time, litigation or regulatory enforcement, claims for indemnification obligations, future cybersecurity attacks and other potential liabilities.

44	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended June 30, 2020. All of these acquisitions were of common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, April 1, 2020				$50,000
April 1, 2020 through April 30, 2020	175	$80.18	—	50,000
May 1, 2020 through May 31, 2020	12,829	53.28	—	50,000
June 1, 2020 through June 30, 2020	8,196	63.10	—	50,000
Total	21,200	$57.30	—	$50,000

(1)
In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.

Second Quarter 2020 Form 10-Q	45

Blackbaud, Inc.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.1	Fifth Amendment to Lease Agreement, dated as of February 18, 2020, between HPBB1, LLC and Blackbaud, Inc.	X
10.2	Sixth Amendment to Lease Agreement, dated as of March 17, 2020, between HPBB1, LLC and Blackbaud, Inc.	X
10.3	Seventh Amendment to Lease Agreement, dated as of April 14, 2020, between HPBB1, LLC and Blackbaud, Inc.	X
10.4	Eighth Amendment to Lease Agreement, dated as of May 26, 2020, between HPBB1, LLC and Blackbaud, Inc.	X
10.5	Ninth Amendment to Lease Agreement, dated as of June 8, 2020, between HPBB1, LLC and Blackbaud, Inc.	X
10.6	Purchase and Sale Agreement dated June 17, 2020, between HPBB1, LLC and Blackbaud, Inc.	X
10.7	Tenth Amendment to Lease Agreement, dated as of June 26, 2020, between HPBB1, LLC and Blackbaud, Inc.	X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

46	Second Quarter 2020 Form 10-Q

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	August 4, 2020	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2020	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Second Quarter 2020 Form 10-Q	47