Form 10-Q
period 2020-09-30
BLACKBAUD INC
filed 2020-11-03
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of October 28, 2020 was 49,568,364.

Third Quarter 2020 Form 10-Q	1

Blackbaud, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated herein by reference, contains forward-looking statements that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These "forward-looking statements" are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, specific and overall impacts of the COVID-19 global pandemic on our financial condition and results of operations and on the markets and communities in which we and our customers and partners operate, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, our ability to successfully integrate acquired businesses and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock-based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, cybersecurity and data protection risks, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “will,” “targets,” “plans,” “anticipates,” “aims,” “projects,” “estimates” or any variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Accordingly, they should not be viewed as assurances of future performance, and actual results may differ materially and adversely from those expressed in any forward-looking statements.
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

2	Third Quarter 2020 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$30,563	$31,810
Restricted cash	203,660	545,485
Accounts receivable, net of allowance of $10,727 and $5,529 at September 30, 2020 and December 31, 2019, respectively	96,830	88,868
Customer funds receivable	4,901	524
Prepaid expenses and other current assets	76,761	67,852
Total current assets	412,715	734,539
Property and equipment, net	109,469	35,546
Operating lease right-of-use assets	30,218	104,400
Software development costs, net	108,891	101,302
Goodwill	632,840	634,088
Intangible assets, net	284,414	317,895
Other assets	72,617	65,193
Total assets	$1,651,164	$1,992,963
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$31,775	$47,676
Accrued expenses and other current liabilities	48,380	73,317
Due to customers	207,356	546,009
Debt, current portion	10,305	7,500
Deferred revenue, current portion	322,452	314,335
Total current liabilities	620,268	988,837
Debt, net of current portion	497,953	459,600
Deferred tax liability	46,989	44,594
Deferred revenue, net of current portion	5,803	1,802
Operating lease liabilities, net of current portion	25,706	95,624
Other liabilities	12,610	5,742
Total liabilities	1,209,329	1,596,199
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 60,903,925 and 60,206,091 shares issued at September 30, 2020 and December 31, 2019, respectively	61	60
Additional paid-in capital	512,269	457,804
Treasury stock, at cost; 11,337,486 and 11,066,354 shares at September 30, 2020 and December 31, 2019, respectively	(311,951)	(290,665)
Accumulated other comprehensive loss	(8,872)	(5,290)
Retained earnings	250,328	234,855
Total stockholders’ equity	441,835	396,764
Total liabilities and stockholders’ equity	$1,651,164	$1,992,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2020 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019
Revenue
Recurring	$200,102	$205,227	$621,229	$611,789
One-time services and other	14,899	15,893	49,384	50,795
Total revenue	215,001	221,120	670,613	662,584
Cost of revenue
Cost of recurring	84,251	87,645	265,172	259,013
Cost of one-time services and other	14,434	14,152	43,317	42,874
Total cost of revenue	98,685	101,797	308,489	301,887
Gross profit	116,316	119,323	362,124	360,697
Operating expenses
Sales, marketing and customer success	48,460	55,499	159,149	165,963
Research and development	22,783	25,941	72,655	80,304
General and administrative	34,132	28,897	89,829	84,557
Amortization	749	703	2,219	3,231
Restructuring	105	400	179	3,083
Total operating expenses	106,229	111,440	324,031	337,138
Income from operations	10,087	7,883	38,093	23,559
Interest expense	(3,997)	(5,111)	(12,049)	(16,233)
Other income, net	542	2,158	2,242	4,521
Income before provision for income taxes	6,632	4,930	28,286	11,847
Income tax provision	1,756	364	6,948	1,263
Net income	$4,876	$4,566	$21,338	$10,584
Earnings per share
Basic	$0.10	$0.10	$0.44	$0.22
Diluted	$0.10	$0.09	$0.44	$0.22
Common shares and equivalents outstanding
Basic weighted average shares	48,271,139	47,757,769	48,182,799	47,668,235
Diluted weighted average shares	48,859,707	48,464,529	48,582,068	48,223,712
Other comprehensive income (loss)
Foreign currency translation adjustment	4,661	(3,893)	(1,954)	(5,321)
Unrealized gain (loss) on derivative instruments, net of tax	943	(363)	(1,628)	(3,234)
Total other comprehensive income (loss)	5,604	(4,256)	(3,582)	(8,555)
Comprehensive income	$10,480	$310	$17,756	$2,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Third Quarter 2020 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30,
(dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$21,338	$10,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,755	63,998
Provision for credit losses and sales returns	10,156	6,192
Stock-based compensation expense	54,556	43,621
Deferred taxes	1,879	(75)
Amortization of deferred financing costs and discount	569	564
Other non-cash adjustments	2,203	2,047
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(18,319)	(6,375)
Prepaid expenses and other assets	4,292	(5,129)
Trade accounts payable	(17,203)	(74)
Accrued expenses and other liabilities	(31,595)	(13,592)
Deferred revenue	12,534	20,363
Net cash provided by operating activities	109,165	122,124
Cash flows from investing activities
Purchase of property and equipment	(25,836)	(9,597)
Capitalized software development costs	(32,028)	(34,513)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	—	(109,353)
Other investing activities	—	500
Net cash used in investing activities	(57,864)	(152,963)
Cash flows from financing activities
Proceeds from issuance of debt	267,400	371,200
Payments on debt	(290,999)	(255,625)
Debt issuance costs	(593)	—
Employee taxes paid for withheld shares upon equity award settlement	(21,286)	(20,279)
Proceeds from exercise of stock options	4	7
Change in due to customers	(337,821)	(215,942)
Change in customer funds receivable	(4,495)	(6,283)
Dividend payments to stockholders	(5,960)	(17,705)
Net cash used in financing activities	(393,750)	(144,627)
Effect of exchange rate on cash, cash equivalents and restricted cash	(623)	(2,240)
Net decrease in cash, cash equivalents and restricted cash	(343,072)	(177,706)
Cash, cash equivalents and restricted cash, beginning of period	577,295	449,846
Cash, cash equivalents and restricted cash, end of period	$234,223	$272,140
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$30,563	$31,810
Restricted cash	203,660	545,485
Total cash, cash equivalents and restricted cash in the statement of cash flows	$234,223	$577,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2020 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2019	60,206,091	$60	$457,804	$(290,665)	$(5,290)	$234,855	$396,764
Net income	—	—	—	—	—	4,639	4,639
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,960)	(5,960)
Exercise of stock options and vesting of restricted stock units	210,057	—	1	—	—	—	1
Employee taxes paid for 245,358 withheld shares upon equity award settlement	—	—	—	(19,782)	—	—	(19,782)
Stock-based compensation	—	—	13,539	—	—	41	13,580
Restricted stock grants	563,947	1	—	—	—	—	1
Restricted stock cancellations	(47,456)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(8,850)	—	(8,850)
Balance at March 31, 2020	60,932,639	$61	$471,344	$(310,447)	$(14,140)	$233,575	$380,393
Net income	—	—	—	—	—	11,823	11,823
Exercise of stock options and vesting of restricted stock units	7,111	—	3	—	—	—	3
Employee taxes paid for 21,200 withheld shares upon equity award settlement	—	—	—	(1,214)	—	—	(1,214)
Stock-based compensation	—	—	20,103	—	—	30	20,133
Restricted stock grants	20,776	—	—	—	—	—	—
Restricted stock cancellations	(59,426)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(336)	—	(336)
Balance at June 30, 2020	60,901,100	$61	$491,450	$(311,661)	$(14,476)	$245,428	$410,802
Net income	—	—	—	—	—	4,876	4,876
Vesting of restricted stock units	906	—	—	—	—	—	—
Employee taxes paid for 4,574 withheld shares upon equity award settlement	—	—	—	(290)	—	—	(290)
Stock-based compensation	—	—	20,819	—	—	24	20,843
Restricted stock grants	48,783	—	—	—	—	—	—
Restricted stock cancellations	(46,864)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	5,604	—	5,604
Balance at September 30, 2020	60,903,925	$61	$512,269	$(311,951)	$(8,872)	$250,328	$441,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
Condensed Consolidated statements of stockholders' equity (continued)
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2018	59,327,633	$59	$399,241	$(266,884)	$(5,110)	$246,477	$373,783
Net loss	—	—	—	—	—	(1,122)	(1,122)
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,901)	(5,901)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	234,453	—	3	—	—	—	3
Employee taxes paid for 239,311 withheld shares upon equity award settlement	—	—	—	(18,400)	—	—	(18,400)
Stock-based compensation	—	—	13,693	—	—	33	13,726
Restricted stock grants	663,906	1	—	—	—	—	1
Restricted stock cancellations	(43,314)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	3,658	—	3,658
Balance at March 31, 2019	60,182,678	$60	$412,937	$(285,284)	$(1,452)	$239,487	$365,748
Net income	—	—	—	—	—	7,140	7,140
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,901)	(5,901)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	21,726	—	3	—	—	—	3
Employee taxes paid for 17,119 withheld shares upon equity award settlement	—	—	—	(1,360)	—	—	(1,360)
Stock-based compensation	—	—	15,010	—	—	19	15,029
Restricted stock grants	12,405	—	—	—	—	—	—
Restricted stock cancellations	(29,746)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(7,957)	—	(7,957)
Balance at June 30, 2019	60,187,063	$60	$427,950	$(286,644)	$(9,409)	$240,745	$372,702
Net income	—	—	—	—	—	4,566	4,566
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,903)	(5,903)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	5,315	—	1	—	—	—	1
Employee taxes paid for 5,795 withheld shares upon equity award settlement	—	—	—	(519)	—	—	(519)
Stock-based compensation	—	—	14,852	—	—	14	14,866
Restricted stock grants	37,920	—	—	—	—	—	—
Restricted stock cancellations	(23,207)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(4,256)	—	(4,256)
Balance at September 30, 2019	60,207,091	$60	$442,803	$(287,163)	$(13,665)	$239,422	$381,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2020 Form 10-Q	7

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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, and other forms filed with the SEC from time to time.
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

8	Third Quarter 2020 Form 10-Q

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
Response to COVID-19
To better enable us to weather the extraordinary business challenges brought about by the global COVID-19 pandemic, to protect the safety and welfare of our employees, and to further effect our long-term strategy to deliver the greatest value to our stockholders, we have taken several actions. These initial measures taken are expected to provide us the financial flexibility needed to manage a wide array of outcomes that may result from the pandemic. Some of these actions include the following:
•Temporarily closed our offices worldwide and transitioned our employees to work remotely;
•Rescinded our previously announced policy to pay an annual dividend at a rate of $0.48 per share of common stock and discontinued the declaration and payment of all cash dividends, beginning with the second quarter of 2020 and thereafter until such time, if any, as our Board of Directors may otherwise determine in its sole discretion;
•Temporarily suspended our 401(k)-match program, whereby we have historically matched 50% of qualified U.S. employees' contributions to our 401(k) plan up to 6% of their salaries, effective with the payroll period commencing April 1, 2020;
•Temporarily froze our hiring efforts and implemented a modest and targeted headcount reduction, though we have since began backfilling key roles, including engineering positions;
•Michael Gianoni, our President and Chief Executive Officer, elected to forego receipt of all but that portion of his base salary necessary to fund, on a pre-tax basis, his contributions to continue to participate in our health benefits plan, between April 1, 2020 and June 16, 2020;
•Restricted non-essential employee travel and put in place other operating cost containment actions;
•All of our employees with a base salary equal to or less than $75 thousand received financial support in the form of a one-time bonus of $1 thousand on April 30, 2020;
•On May 1, 2020, we granted restricted stock units with a total grant date fair value of $8.3 million to our employees that were eligible for base salary merit increases in lieu of such increases, which will vest on May 1, 2021 subject to the recipient's continued employment with us;
•On May 1, 2020, we granted performance-based restricted stock units with a total grant date fair value of $34.4 million to our employees that were eligible for a 2020 cash bonus plan in lieu of such cash bonus, which may be earned and become eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us;
•During the third quarter of 2020, we adjusted our workforce strategy to provide more flexibility for our employees to work remotely when our offices reopen. This change also expands our access to a larger and more diverse talent pool, empowers our leaders to make decisions based on skills and business need rather than location, and it is expected to create efficiencies within our real estate strategy as we optimize our footprint and shift toward more collaborative workspaces within our offices.
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

Third Quarter 2020 Form 10-Q	9

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
Below is a summary of the changes in our allowance for credit losses.

(in thousands)	Balance at beginning of year (1)	Provision/ adjustment	Write-off	Recovery	Balance at September 30, 2020
2020	$4,011	$6,303	$(971)	$302	$9,645
(1)Upon adoption of ASU 2016-13 at January 1, 2020, we reclassified certain balances previously disclosed within the allowance for sales returns to the allowance for credit losses, as these amounts reflect the credit risk associated with our accounts receivable.
The increase in our allowance for credit losses during the nine months ended September 30, 2020 was primarily due to an increase in the aging of our receivables and observed changes in some of our customers' payment behavior associated with the COVID-19 pandemic, which may continue in the near term. The amount of write-offs during the nine months ended September 30, 2020 was lower than the amount of write-offs during the same period in 2019 as we temporarily suspended sending past due customer accounts to collections during the second and third quarters due to payment delays related to COVID-19.
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

10	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Below is a summary of the changes in our allowance for sales returns.

(in thousands)	Balance at beginning of year (1)	Provision/ adjustment	Deduction	Balance at September 30, 2020
2020	$1,518	$3,853	$(4,289)	$1,082
(1)As discussed above, we reclassified certain balances previously disclosed within the allowance for sales returns to the allowance for credit losses upon adoption of ASU 2016-13 at January 1, 2020.

3. Goodwill and Other Intangible Assets
The change in goodwill during the nine months ended September 30, 2020, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2019	$634,088
Effect of foreign currency translation	(1,248)
Balance at September 30, 2020	$632,840

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income	$4,876	$4,566	$21,338	$10,584
Denominator:
Weighted average common shares	48,271,139	47,757,769	48,182,799	47,668,235
Add effect of dilutive securities:
Stock-based awards	588,568	706,760	399,269	555,477
Weighted average common shares assuming dilution	48,859,707	48,464,529	48,582,068	48,223,712
Earnings per share:
Basic	$0.10	$0.10	$0.44	$0.22
Diluted	$0.10	$0.09	$0.44	$0.22

Anti-dilutive shares excluded from calculations of diluted earnings per share	915,226	227,523	1,036,445	252,282

Third Quarter 2020 Form 10-Q	11

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
Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of September 30, 2020
Financial liabilities:
Derivative instruments	$—	$3,957	$—	$3,957
Total financial liabilities	$—	$3,957	$—	$3,957

Fair value as of December 31, 2019
Financial liabilities:
Derivative instruments	$—	$1,757	$—	$1,757
Total financial liabilities	$—	$1,757	$—	$1,757
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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at September 30, 2020 and December 31, 2019, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at September 30, 2020 and December 31, 2019, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt under the 2017 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. Our fixed rate debt is also classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the nine months ended September 30, 2020. Additionally, we did not hold any Level 3 assets or liabilities during the nine months ended September 30, 2020.

12	Third Quarter 2020 Form 10-Q

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
During the three months ended June 30, 2020, we recorded an impairment charge of $4.3 million against certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge is reflected in cost of recurring revenue and resulted primarily from our decision to accelerate the end of customer support for certain solutions. During the nine months ended September 30, 2020, we also recorded $2.9 million in impairments of operating lease ROU assets associated with certain leased office space we have ceased using or determined we will cease using. These impairment charges are reflected in general and administrative expense.
There were no other non-recurring fair value adjustments to our long-lived assets, intangible assets, operating lease ROU assets and goodwill during the nine months ended September 30, 2020.

6. Property and Equipment
Purchase of Headquarters Facility
In August 2020, we completed the purchase of the building, fixtures and other improvements and parcels of land of our headquarters facility in Charleston, South Carolina (the "Headquarters Facility"), pursuant to a Purchase and Sale Agreement (the "PSA") with HPBB1, LLC, a Georgia limited liability company (the "Seller") (the "Transaction"). Prior to the completion of the Transaction, we leased the Headquarters facility from the Seller. We paid the Seller a purchase price that included the assumption of the Seller's obligations of $61.1 million, cash of $15.2 million and certain lender fees, closing costs, adjustments and prorations as set forth in the PSA. We funded the cash portion of the purchase price through borrowings under the 2017 Credit Facility (as defined below). We capitalized the insignificant direct transaction costs we incurred as a component of the assets acquired.
As a result of the Transaction, we derecognized the ROU asset and lease liability associated with the former lease and recorded the following long-lived assets on a relative fair value basis in property and equipment, net upon closing:

(dollars in thousands)	Assets acquired	Estimated useful life (years)
Land	$9,548	—
Building	61,284	39
Building systems	4,393	7 - 15
Total long-lived assets	$75,225
Depreciation expense
Depreciation expense was $5.1 million and $12.3 million for the three and nine months ended September 30, 2020, respectively, and $3.8 million and $11.3 million for the three and nine months ended September 30, 2019, respectively.

Third Quarter 2020 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	September 30, 2020	December 31, 2019
Restricted cash due to customers	$202,455	$545,485
Real estate escrow balances	1,205	—
Total restricted cash	203,660	545,485

Prepaid expenses and other assets

(dollars in thousands)	September 30, 2020	December 31, 2019
Costs of obtaining contracts(1)(2)	$86,119	$90,764
Prepaid software maintenance and subscriptions(3)	28,999	17,384
Implementation costs for cloud computing arrangements, net(4)(5)	11,372	7,294
Unbilled accounts receivable	9,711	6,233
Receivables for probable insurance recoveries(6)	2,949	—
Prepaid insurance	2,079	1,585
Taxes, prepaid and receivable	847	849
Security deposits	808	885
Other assets	6,494	8,051
Total prepaid expenses and other assets	149,378	133,045
Less: Long-term portion	72,617	65,193
Prepaid expenses and other current assets	$76,761	$67,852
(1)Amortization expense from costs of obtaining contracts was $9.4 million and $28.2 million for the three and nine months ended September 30, 2020, respectively, and $9.2 million and $28.6 million for the three and nine months ended September 30, 2019, respectively.
(2)The current portion of costs of obtaining contracts as of September 30, 2020 and December 31, 2019 was $32.1 million and $33.0 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of September 30, 2020 and December 31, 2019 was $23.5 million and $16.1 million, respectively.
(4)These costs, which were previously included in prepaid software maintenance and subscriptions, primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.
(5)Amortization expense from capitalized cloud computing implementation costs was insignificant for the three and nine months ended September 30, 2020 and 2019, respectively. Accumulated amortization for these costs was $0.7 million as of September 30, 2020 and insignificant as of December 31, 2019.
(6)See discussion of the Security Incident at Note 10.

14	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accrued expenses and other liabilities

(dollars in thousands)	September 30, 2020	December 31, 2019
Operating lease liabilities, current portion	$16,633	$19,784
Accrued bonuses(1)	—	24,617
Accrued commissions and salaries	2,985	6,980
Taxes payable	13,576	6,835
Derivative instruments	3,957	1,757
Customer credit balances	5,677	4,505
Unrecognized tax benefit	3,833	3,758
Accrued vacation costs	2,300	2,232
Accrued health care costs	2,781	2,399
Other liabilities	9,248	6,192
Total accrued expenses and other liabilities	60,990	79,059
Less: Long-term portion	12,610	5,742
Accrued expenses and other current liabilities	$48,380	$73,317
(1)In March 2020, we reduced our accrued bonuses due to the payment of bonuses from the prior year and, in response to the global COVID-19 pandemic, determined to replace our 2020 cash bonus plans with performance-based equity awards (see Note 2).
Other income, net

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Interest income	$767	$1,247	$1,399	$2,426
Other (expense) income, net	(225)	911	843	2,095
Other income, net	$542	$2,158	$2,242	$4,521

8. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Credit facility:
Revolving credit loans	$169,200	$187,000	2.21%	3.11%
Term loans	275,625	281,250	2.77%	3.22%
Real estate loans	60,890	—	5.22%	—%
Other debt	3,926	—	5.00%	—%
Total debt	509,641	468,250	2.89%	3.18%
Less: Unamortized discount and debt issuance costs	1,383	1,150
Less: Debt, current portion	10,305	7,500	2.39%	3.05%
Debt, net of current portion	$497,953	$459,600	2.90%	3.18%

Third Quarter 2020 Form 10-Q	15

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2017 credit facility
In June 2017, we entered into a five-year $700.0 million senior credit facility (the "2017 Credit Facility"). At September 30, 2020, we were in compliance with our debt covenants under the 2017 Credit Facility.
Real estate loans
In August 2020, we completed the purchase of our Headquarters Facility. As part of the purchase price, we assumed the Seller’s obligations under (i) a 5.12% Senior Secured Note, Series A1, in the outstanding principal amount of $49.1 million, dated May 2, 2018, and (ii) a 5.61% Senior Secured Note, Series A2, in the outstanding principal amount of $12.0 million, dated May 2, 2018, or an aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). The Series A1 Note provides that we will pay the remaining principal amount due thereunder together with interest thereon at the rate indicated above, in monthly installments until it matures in April 2038. The Series A2 Note provides that we pay interest only in monthly installments at the rate indicated above with the principal amount due at maturity in April 2038. The Real Estate Loans are secured by a first priority lien on the real property constituting the Headquarters Facility. Our assumption of the Real Estate Loans was a noncash investing and financing transaction and, therefore, is not reflected in the statement of cash flows. At September 30, 2020, we were in compliance with our debt covenants under the Real Estate Loans.
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
As of September 30, 2020, the required annual maturities related to the 2017 Credit Facility, the Real Estate Loans and our other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2020 - remaining	$2,139
2021	10,340
2022	438,435
2023	1,983
2024	1,609
Thereafter	55,135
Total required maturities	$509,641

16	Third Quarter 2020 Form 10-Q

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
The terms and notional values of our derivative instruments were as follows as of September 30, 2020:

(dollars in thousands)	Term of derivative instrument	Notional value
Derivative instruments designated as hedging instruments:
Interest rate swap	July 2017 - July 2021	$150,000
Interest rate swap	February 2018 - June 2021	50,000
Interest rate swap	June 2019 - June 2021	75,000
		$275,000
The fair values of our derivative instruments were as follows as of:

		Liability derivatives
(dollars in thousands)	Balance sheet location	September 30, 2020	December 31, 2019
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$3,957	$—
Interest rate swaps, long-term portion	Other liabilities	—	1,757
Total derivative instruments designated as hedging instruments		$3,957	$1,757
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	September 30, 2020		Three months ended September 30,	Nine months ended September 30, 2019
Interest rate swaps	$(3,957)	Interest expense	$(1,276)	$(2,499)

	September 30, 2019		Three months ended September 30, 2019	Nine months ended September 30, 2019
Interest rate swaps	$(2,318)	Interest expense	$196	$669
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive loss as of September 30, 2020 that is expected to be reclassified into earnings within the next twelve months is $4.0 million. There were no ineffective portions of our interest rate swap derivatives during the nine months ended September 30, 2020 and 2019. See Note 13 for a summary of the changes in accumulated other comprehensive income (loss) by component.

Third Quarter 2020 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. In August 2020, we completed the purchase of our Headquarters Facility that we previously leased (see Note 6). As of September 30, 2020, we had operating leases for equipment that had not yet commenced with future rent payments of $1.3 million. These operating leases are expected to commence during 2020 with lease terms of 3 to 5 years.
The components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Operating lease cost(1)	$12,128	$6,786	$24,720	$18,680
Variable lease cost	1,120	923	3,491	2,901
Sublease income	(732)	(803)	(2,585)	(2,262)
Net lease cost	$12,516	$6,906	$25,626	$19,319
(1)Includes short-term lease costs, which were immaterial.
During the third quarter of 2020, we adjusted our workforce strategy to provide more flexibility for our employees to work remotely when our offices reopen. This change is expected to create efficiencies within our real estate strategy as we optimize our footprint and shift toward more collaborative workspaces within our offices. As a result, during the three months ended September 30, 2020, we reduced the estimated useful lives of our operating lease ROU assets for certain of our office locations we expect to exit, which accounts for a substantial portion of the increase in operating lease costs during the periods. For these same office locations, we also reduced the estimated useful lives of certain facilities-related fixed assets, which resulted in an increase in depreciation expense (see Note 6).
Maturities of our operating lease liabilities as of September 30, 2020 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases
2020 – remaining	$5,055
2021	16,745
2022	12,034
2023	9,107
2024	2,491
Thereafter	535
Total lease payments	45,967
Less: Amount representing interest	3,628
Present value of future payments	$42,339

Other commitments
The term loans under the 2017 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2017 Credit Facility in June 2022. The Real Estate Loans also require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2020, the remaining aggregate minimum purchase commitment under these arrangements was approximately $85.9 million through 2024.

18	Third Quarter 2020 Form 10-Q

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
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business, as well as certain other non-ordinary course proceedings, claims and inquiries, as described below. We make a provision for a loss contingency when it is both probable that a material liability has been incurred and the amount of the loss can be reasonably estimated. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For proceedings in which an unfavorable outcome is reasonably possible but not probable and an estimate of the loss or range of losses arising from the proceeding can be made, we disclose such an estimate, if material. If such a loss or range of losses is not reasonably estimable, we disclose that fact. We review any such loss contingency provisions at least quarterly and adjust them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. We recognize insurance recoveries, if any, when they are probable of receipt. All associated legal costs are expensed as incurred.
Based on our analysis as described above, we have determined as of September 30, 2020, that no provision for liability nor disclosure is required related to any legal proceeding, claim or inquiry because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
Legal proceedings are inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending or threatened against us and intend to defend ourselves vigorously against all claims asserted. We further believe that the amount or range of reasonably possible losses related to such pending or threatened legal proceedings will not have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. It is possible, nevertheless, that our consolidated financial position, results of operations or cash flows could be negatively affected in any particular period by an unfavorable resolution of one or more of such legal proceedings.
Security incident
As previously disclosed, we are subject to risks and uncertainties as a result of a ransomware attack against us in May 2020 in which a cybercriminal removed a copy of a subset of data from our self-hosted environment (the "Security Incident"). Based on the nature of the Security Incident, our research and third party (including law enforcement) investigation, we have no reason to believe that any data went beyond the cybercriminal, was or will be misused, or will be disseminated or otherwise made available publicly. Our investigation into the Security Incident by our cybersecurity team and third-party forensic advisors remains ongoing.
In the three months ended September 30, 2020, we recorded $3.2 million of expenses and $2.9 million of accrued insurance recoveries related to the Security Incident, and in the nine months ended September 30, 2020, we recorded $3.6 million of expenses and $2.9 million of accrued insurance recoveries related to the Security Incident. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, and enhancements to our cybersecurity measures. Due to the time required to submit and process such insurance claims, we have not yet received any of the accrued insurance recoveries. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our condensed consolidated statements of comprehensive income. We expect to continue to experience increased costs related to our response to the Security Incident and our efforts to further enhance our security measures.
As a result of the Security Incident, we are currently subject to certain legal proceedings, claims, inquiries and investigations, as discussed below, and could be the subject of additional legal proceedings, claims, inquires and

Third Quarter 2020 Form 10-Q	19

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

investigations in the future that might result in adverse judgments, settlements, fines, penalties, or other resolution. Although we carry insurance policies that we believe will provide coverage for a significant portion of our current and expected future losses and expenses related to the Security Incident, there can be no assurance that they will do so.
Based on our analysis of the factors described above, we have not recorded a liability related to the Security Incident as of September 30, 2020 because we are unable at this time to reasonably estimate the possible loss or range of loss.
Customer claims. To date, we have received approximately 160 claims from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident. Possible exposure could result from our customers’ costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. We are in the process of analyzing individual customer contracts into which we have entered, the specific claims made and applicable law. At this time we cannot determine what, if any, exposure we have in the context of customer claims.
Customer constituent class actions. To date, we have been named as a defendant in 23 putative consumer class action cases (17 in U.S. federal courts, 4 in U.S. state courts and 2 in Canadian courts) alleging harm from the Security Incident. The plaintiffs in these cases, who purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief.
Lawsuits that are putative class actions require a plaintiff to satisfy a number of procedural requirements before proceeding to trial. These requirements include, among others, demonstration to a court that the law proscribes in some manner our activities, the making of factual allegations sufficient to suggest that our activities exceeded the limits of the law and a determination by the court—known as class certification—that the law permits a group of individuals to pursue the case together as a class. If these procedural requirements are not met, the lawsuit cannot proceed as a class action and the plaintiff may lose the financial incentive to proceed with the case. Frequently, a court’s determination as to these procedural requirements is subject to appeal to a higher court. As a result of these uncertainties, we may be unable to determine the probability of loss until, or after, a court has finally determined that a plaintiff has satisfied the applicable class action procedural requirements.
Furthermore, for putative class actions, it is often not possible to estimate the possible loss or a range of loss amounts, even where we have determined that a loss is reasonably possible. Generally, class actions involve a large number of people and raise complex legal and factual issues that result in uncertainty as to their outcome and, ultimately, making it difficult for us to estimate the amount of damages that a plaintiff might successfully prove. This analysis is further complicated by the fact that the plaintiffs lack contractual privity with us.
Governmental inquiries. To date, we have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 43 state Attorneys General and the District of Columbia relating to the Security Incident. In addition, we have received communications, inquires and requests from the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the Information Commissioner’s Office in the United Kingdom (the “ICO”) under the U.K. Data Protection Act 2018, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada. We are cooperating with these offices and responding to their inquiries.

20	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11. Income Taxes
Our income tax provision and effective income tax rates, including the effects of period-specific events, were:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Income tax provision	$1,756	$364	$6,948	$1,263
Effective income tax rate	26.5%	7.4%	24.6%	10.7%
The increase in our effective tax rate for the three months ended September 30, 2020, when compared to the same period in 2019, was primarily attributable to higher 2019 discrete benefits against lower pre-tax income. The 2019 effective tax rate was positively impacted by a reduction to the liability for unrecognized tax benefits. The effective tax rate for 2020 was positively impacted by an adjustment to the prior year tax provision net of a tax charge resulting from an increase in the U.K. tax rate.
The increase in our effective tax rate for the nine months ended September 30, 2020, when compared to the same period in 2019, was primarily attributable to a reduction in benefits attributable to stock based compensation against increased 2020 profitability.

12. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the condensed consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Included in cost of revenue:
Cost of recurring	$1,608	$452	$3,229	$1,415
Cost of one-time services and other	2,080	332	3,894	1,134
Total included in cost of revenue	3,688	784	7,123	2,549
Included in operating expenses:
Sales, marketing and customer success	4,004	2,826	10,085	8,564
Research and development	4,098	2,847	11,245	8,274
General and administrative	9,053	8,409	26,103	24,234
Total included in operating expenses	17,155	14,082	47,433	41,072
Total stock-based compensation expense	$20,843	$14,866	$54,556	$43,621
See Note 2 for discussion of the additional equity award grants we made in response to COVID-19 pandemic.

13. Stockholders' Equity
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

Third Quarter 2020 Form 10-Q	21

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Dividends paid on common stock during the nine months ended September 30, 2020, consisted of the following:

Declaration Date	Dividend per Share	Record Date	Payable Date
February 10, 2020	$0.12	February 28	March 13
Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Accumulated other comprehensive loss, beginning of period	$(14,476)	$(9,409)	$(5,290)	$(5,110)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive (loss) income balance, beginning of period	$(3,894)	$(1,373)	$(1,323)	$1,498
Other comprehensive income (loss) before reclassifications, net of tax effects of $0, $78, $1,225 and $982	1	(219)	(3,472)	(2,741)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	1,276	(196)	2,499	(669)
Tax (benefit) expense included in provision for income taxes	(334)	52	(655)	176
Total amounts reclassified from accumulated other comprehensive income (loss)	942	(144)	1,844	(493)
Net current-period other comprehensive income (loss)	943	(363)	(1,628)	(3,234)
Accumulated other comprehensive loss balance, end of period	$(2,951)	$(1,736)	$(2,951)	$(1,736)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(10,582)	$(8,036)	$(3,967)	$(6,608)
Translation adjustments	4,661	(3,893)	(1,954)	(5,321)
Accumulated other comprehensive loss balance, end of period	(5,921)	(11,929)	(5,921)	(11,929)
Accumulated other comprehensive loss, end of period	$(8,872)	$(13,665)	$(8,872)	$(13,665)

14. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of September 30, 2020, approximately $812 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (payment services and usage).

22	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Contract balances
Our contract assets as of September 30, 2020 and December 31, 2019 were insignificant. Our opening and closing balances of deferred revenue were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Total deferred revenue	$328,255	$316,137
The increase in deferred revenue during the nine months ended September 30, 2020 was primarily due a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. The amount of revenue recognized during the nine months ended September 30, 2020 that was included in the deferred revenue balance at the beginning of the period was approximately $272 million. The amount of revenue recognized during the nine months ended September 30, 2020 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
United States	$182,649	$188,649	$565,912	$567,174
United Kingdom	18,309	17,410	63,668	50,515
Other countries	14,043	15,061	41,033	44,895
Total revenue	$215,001	$221,120	$670,613	$662,584
The General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG") comprise our go-to-market organizations. The following is a description of each market group:
•The GMG focuses on sales primarily to all K-12 private schools, faith-based and arts and cultural organizations, as well as emerging and mid-sized prospects in the U.S.;
•The EMG focuses on sales primarily to all healthcare and higher education institutions, corporations and foundations, as well as large and/or strategic prospects in the U.S.; and
•The IMG focuses on sales primarily to all prospects and customers outside of the U.S.
The following table presents our revenue by market group:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
GMG	$90,567	$92,029	$276,473	$277,803
EMG	91,542	96,270	287,864	288,145
IMG	32,751	32,731	105,999	96,467
Other	141	90	277	169
Total revenue	$215,001	$221,120	$670,613	$662,584

Third Quarter 2020 Form 10-Q	23

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

15. Restructuring
During 2017, in an effort to further our organizational objectives, including improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. We substantially completed our facilities optimization restructuring plan as of December 2019. During the three and nine months ended September 30, 2019, we incurred $0.4 million and $3.1 million, respectively, in before-tax restructuring charges related to these activities. Such charges during the three and nine months ended September 30, 2020 were insignificant.

16. Subsequent Events
October 2020 refinancing
On October 30, 2020, we entered into a 5-year $900.0 million Amended and Restated Credit Agreement (the “2020 Credit Facility”). The 2020 Credit Facility matures in October 2025 and replaces the 2017 Credit Facility by amending and restating it to include a $500.0 million revolving credit facility (the “Revolving Credit Facility”) and a $400.0 million term loan facility (the “Term Facility”). The Revolving Credit Facility includes (a) a $50.0 million sublimit available for the issuance of standby letters of credit, (b) a $50.0 million sublimit available for swingline loans, and (c) a $100.0 million sublimit available for multicurrency borrowings. We may prepay the 2020 Credit Facility in whole or in part at any time without premium or penalty, other than customary breakage costs with respect to certain types of loans.
Under the terms of the 2020 Credit Facility, we are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the Revolving Credit Facility and/or request additional incremental term loans in the aggregate principal amount of up to $250.0 million plus an amount, if any, such that the net leverage ratio shall be no greater than 3.25 to 1.00.
In connection with the amendment and restatement of the 2017 Credit Facility, the existing Pledge Agreement dated June 2, 2017 (as amended, supplemented or modified from time to time, the “2017 Pledge Agreement”), by us in favor of Bank of America, N.A., as administrative agent, was likewise amended and restated.
On October 30, 2020, we borrowed $400.0 million pursuant to the Term Facility and used the proceeds to repay the outstanding principal balance of the term loan under the 2017 Credit Facility, and repay $124.4 million of outstanding revolving credit loans under the 2017 revolving credit facility.
Our obligations under the 2020 Credit Facility are secured by the stock and limited liability company interests of certain of our direct subsidiaries and any of our material domestic subsidiaries, if any, and the proceeds therefrom pledged pursuant to an Amended and Restated Pledge Agreement dated as of October 30, 2020 (the “2020 Pledge Agreement”), by us in favor of Bank of America, N.A., as administrative agent, for the ratable benefit of itself and the secured parties referred to therein.
Dollar tranche loans under the Revolving Credit Facility and Term Facility loans bear interest at a rate per annum equal to (a) a base rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, N.A., and (iii) the Eurocurrency Rate (which varies depending on the currency in which the loan is denominated) plus 1.00% (the “Base Rate”), plus (b) an applicable margin as specified in the 2020 Credit Facility (the “Applicable Margin”). Each Eurocurrency Rate Loan under the 2020 Credit Facility shall bear interest at a rate per annum equal to the Eurocurrency Rate, plus the Applicable Margin. The Applicable Margin shall be adjusted quarterly, varies based on our net leverage ratio and varies based on whether the loan is a Base Rate Loan (0.375% to 1.125%) or a Eurocurrency Rate Loan (1.375% to 2.125%). The 2020 Credit Facility also provides for a commitment fee of between 0.250% and 0.375% of the unused commitment under the Revolving Credit Facility, depending on our net leverage ratio.
The 2020 Credit Facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. Financial covenants include a net leverage ratio and an interest coverage ratio.

24	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The 2020 Credit Facility and 2020 Pledge Agreement are filed as Exhibits 10.4 and 10.5, respectively, of this Quarterly Report on Form 10-Q. Any capitalized term used herein but not defined shall have the meaning ascribed to such term in the 2020 Credit Facility.

Third Quarter 2020 Form 10-Q	25

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
The economic impact of COVID-19 on the social good industry remains uncertain. With our existing and prospective customers remaining cautious in their purchase decisions, we expect that our operating environment may continue to be challenging for the remainder of 2020, 2021 and potentially beyond, as discussed below. Notwithstanding these conditions, we remain focused on continuing to execute our four-point growth strategy and strengthening our leadership position.

26	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Four-Point Growth Strategy

1	Delight Customers with Innovative Cloud Solutions

2	Drive Sales Effectiveness

3	Expand Total Addressable Market

4	Improve Operating Efficiency
1.Delight Customers with Innovative Cloud Solutions
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
2.Drive Sales Effectiveness
The investments we have made to enhance our digital footprint are enabling us to be more prescriptive and cost-effective in our marketing efforts and to quickly adapt to changing market conditions, and over the longer term we believe the impact of COVID-19 will accelerate the existing trends driving adoption of modern cloud solutions in our market. Despite our optimism over the long-term, the uncertainty of the current environment has created near-term challenges in our ability to build new pipeline and elongated sales cycles, which has caused bookings to fall short of budgeted expectations for the third quarter and year-to-date periods. We expect this shortfall to put pressure on both 2020 and 2021 revenues. As a result, we have begun shifting investment towards digital marketing aimed at lead generation and put a greater emphasis on selling solutions with the highest lifetime value. In response to the COVID-19 pandemic, we implemented a modest and targeted headcount reduction during the second quarter, including a reduction in our sales headcount with a focus on retaining our most highly productive sales executives.
3.Expand TAM
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
4.Improve Operating Efficiency
We have made transformational changes to our business over the last several years, which allowed us to immediately switch to a virtual work environment in March and supported our global employees' ability to work effectively from home. We are re-evaluating elements of our workforce strategy based on what we have learned during the COVID-19 pandemic. During the third quarter of 2020, we adjusted our workforce strategy to provide more flexibility for our employees to work remotely when our offices reopen. This change also expands our access to a larger and more diverse talent pool, empowers our leaders to make decisions based on skills and business need rather than location, and it is expected to create efficiencies within our real estate strategy as we optimize our footprint and shift toward more collaborative workspaces within our offices. We currently expect most of the transactions related to these real estate activities will close during the fourth quarter of 2020 with a one-time cash outlay of between of between $20.0 million and $25.0 million. We incurred approximately $6.8 million of pre-tax costs related to these real estate activities during the third quarter of 2020.

Third Quarter 2020 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)

Financial Summary

Total revenue ($M)	Income from operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue decreased by $6.1 million during the three months ended September 30, 2020, when compared to the same period in 2019, driven largely by the following:

-	Decrease in recurring revenue primarily due to declines in transactional revenue and maintenance revenue. Transactional revenue decreased as many of our customers' in-person events have shifted online, been postponed or cancelled due to COVID-19. The decrease in maintenance revenue was related to our continuing efforts to migrate customers from legacy on-premises solutions onto our solutions powered by Blackbaud SKY, our modern cloud platform
-	Decrease in one-time consulting revenue primarily from less one-time sales related to COVID-19
Total revenue increased by $8.0 million during the nine months ended September 30, 2020, when compared to the same period in 2019, driven largely by the following:

+	Growth in recurring revenue related to positive demand from customers across our portfolio of cloud solutions and an increase in transactional revenue, including charitable giving related to COVID-19
-	Decrease in one-time consulting revenue primarily from less of one-time sales related to COVID-19
-	Decrease in one-time analytics revenue as analytics are generally integrated in our cloud solutions

28	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Income from operations increased by $2.2 million during the three months ended September 30, 2020, when compared to the same period in 2019, driven largely by the following:

+	Reduced overall compensation costs primarily associated with the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards and the modest and targeted headcount reduction we implemented during the second quarter
+	Decrease in travel costs of $3.7 million due to our restriction on non-essential employee travel in response to the COVID-19 pandemic
+	Decrease in amortization of intangible assets from business combinations of $2.0 million
+	Decrease in acquisition-related expenses and integration costs of $1.2 million
-	Decrease in total revenue, as described above
-	Increase in real estate activity costs of $6.8 million due to our workforce strategy changes in response to the COVID-19 pandemic, as discussed above
-	Increase in corporate costs of $2.9 million, primarily related to increases in bad debt expense; for additional details, see Note 2 of our condensed consolidated financial statements in this report
Income from operations increased by $14.5 million during the nine months ended September 30, 2020, when compared to the same period in 2019, driven largely by the following:

+	Growth in total revenue, as described above
+	Reduced overall compensation costs primarily associated with the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards
+	Decrease in travel costs of $6.9 million due to our restriction on non-essential employee travel in response to the COVID-19 pandemic
+	Decrease in amortization of intangible assets from business combinations of $5.1 million
+	Decrease in acquisition-related expenses and integration costs of $3.1 million
+	Decrease in restructuring costs of $2.9 million as our facilities optimization plan was largely completed as of December 31, 2019
-	Increase in real estate activity costs of $6.8 million due to our workforce strategy changes in response to the COVID-19 pandemic. For additional details, see "Results of Operations - General and administrative" below.
-	Increase in corporate costs of $6.1 million primarily related to an increase in bad debt expense; for additional details, see Note 2 of our condensed consolidated financial statements in this report
-
Increase in cost of revenue from a $4.3 million impairment charge during the three months ended June 30, 2020, against certain previously capitalized software development costs, resulting from our decision to accelerate the end of customer support for certain solutions

-	Increase in hosting and data center costs of $3.3 million as we are migrating our cloud infrastructure to leading public cloud service providers
There are three primary revenue categories with related business drivers that we continue to monitor closely in light of the COVID-19 pandemic:
1.Contractual Recurring Revenue (approximately two thirds of total revenue in 2019)
Recurring subscription contracts are typically for a term of three years at contract inception, billed annually in advance, and we have been for several years successfully shifting our legacy customer base away from annual renewals and moving them onto multi-year renewal contracts. Our contracted recurring revenue has performed well as our renewals have continued to trend ahead of our original plan with over three quarters of 2020 now behind. We expect the shortfall in bookings to put pressure on our revenue during the fourth quarter of 2020 and more so on our full-year 2021 revenue. We are closely monitoring our customer receivable balances, payment terms, and creditworthiness. We are experiencing an increase in our aging of receivables and observed changes in some of our customers' payment behavior associated with the COVID-19 pandemic and this development may continue in the near term.
2.Transactional Revenue (approximately one quarter of total revenue in 2019)
Transactional revenue is non-contractual and less predictable given the susceptibility to certain drivers such as timing and number of events and marketing campaigns, as well as fluctuations in donation volumes and tuition payments. We have historically experienced seasonal highs during the fourth quarter due to year-end giving

Third Quarter 2020 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)

campaigns and during the second quarter when a large number of events are held. During the third quarter, we again saw many in-person events shift online, be postponed or canceled. Social good organizations are being forced to employ new strategies to maintain momentum with current supporters while capturing the attention of potential new donors. We continue to support our customers in adapting to these circumstances through virtual campaigns and events.
3.Bookings
Given our ratable revenue recognition model for our recurring subscription contracts and implementation periods, we expect that declines in our 2020 bookings performance will have a greater negative impact on our 2021 revenue than 2020 revenue. Of these three primary revenue categories, bookings represents the smallest potential impact on recurring revenue in 2020. One-time services and other revenue, which is tied to bookings, would have a more immediate impact on our total revenue. Our first quarter has historically been the seasonal low for bookings, with the second and fourth quarters historically being seasonally higher, and our bookings tend to be back-end loaded within individual quarters given our quarterly quota plans. Although our bookings have performed slightly better than our initial COVID-19 scenario planning, we are currently expecting a significant shortfall in 2020 bookings compared to our original plan for the year as we continue to see challenges in building pipeline. The magnitude of our 2020 bookings shortfall is expected to be impacted by the depth and duration of the COVID-19 pandemic.
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

Customer retention

Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides a better representation of our customers' overall behavior. For the twelve months ended September 30, 2020, approximately 92% of our customers with recurring revenue contracts were retained. This customer retention rate is unchanged from our rate for the full year ended December 31, 2019.
Balance sheet and cash flow
At September 30, 2020, our cash and cash equivalents were $30.6 million and the carrying amount of our debt under the 2017 Credit Facility was $444.0 million. Our net leverage ratio was 1.95 to 1.00.

30	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

During the nine months ended September 30, 2020, we generated $109.2 million in cash from operations, primarily from operating cost reductions put in place in response to COVID-19 and the increased use of stock-based compensation. During the nine months ended September 30, 2020, we had a net decrease in borrowings of $23.6 million. Our assumption of the real estate loans associated with our purchase of our Headquarter Facility was a noncash investing and financing transaction (see discussion below).
During the nine months ended September 30, 2020, we also had aggregate cash outlays of $57.9 million for purchases of property and equipment and capitalized software development costs.
Recent Developments
Purchase of Headquarters Facility
In August 2020, we completed the purchase of our Headquarters Facility. Prior to the completion of the Transaction, we leased the Headquarters facility from the Seller. We paid the Seller a purchase price that included the assumption of the Seller's obligations of $61.1 million, cash of $15.2 million and certain lender fees, closing costs, adjustments and prorations as set forth in the PSA. We funded the cash portion of the purchase price through borrowings under the 2017 Credit Facility.
October 2020 refinancing
On October 30, 2020, we entered into the 2020 Credit Facility. The 2020 Credit Facility matures in October 2025 and replaces the 2017 Credit Facility by amending and restating it to (a) increase the amount available under the revolving credit facility to $500.0 million, (b) increase the amount available under the term loan facility to $400.0 million and (c) provide for a net leverage ratio of, (i) commencing with the first fiscal quarter ending December 31, 2020 and through September 30, 2022, 4.00 to 1.00 and (ii) commencing with the fiscal quarter ending December 31, 2022 and thereafter, 3.75 to 1.00, among other changes. See Part II, Item 5. “Other Information” for detailed information relating to the terms of the 2020 Credit Facility.

Third Quarter 2020 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)

Results of Operations
Comparison of the three and nine months ended September 30, 2020 and 2019
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

32	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Recurring revenue decreased by $5.1 million or 2.5%, during the three months ended September 30, 2020, when compared to the same period in 2019, driven primarily by the following:

-
Decrease in subscriptions revenue of $1.5 million largely related to a decrease in transactional revenue as many of our customers' in-person events have shifted online, been postponed or cancelled due to COVID-19

-
Decrease in maintenance revenue of $3.7 million primarily related to our continuing efforts to migrate customers from legacy on-premises solutions onto our solutions powered by Blackbaud SKY, our modern cloud platform

Recurring revenue increased by $9.4 million or 1.5%, during the nine months ended September 30, 2020, when compared to the same period in 2019, driven primarily by the following:

+
Increase in subscriptions revenue of $21.0 million related to positive demand from customers across our portfolio of cloud solutions, an increase in transactional revenue, including charitable giving related to COVID-19, and an increase in services embedded in our renewable cloud solution contracts

-
Decrease in maintenance revenue of $11.5 million primarily related to our continuing efforts to migrate customers from legacy on-premises solutions onto our solutions powered by Blackbaud SKY, our modern cloud platform

Partially offsetting subscriptions revenue were decreases in the mix of retained and managed services contracts we present in recurring. Revenue from retained and managed service contracts that we do not expect to have a term consistent with our cloud solution contracts is included in one-time services and other revenue beginning January 1, 2020. This change in presentation resulted in decreases in recurring revenue and offsetting increases to one-time services and other revenue of $4.2 million and $12.7 million during the three and nine months ended September 30, 2020, respectively.
Cost of recurring revenue decreased by $3.4 million or 3.9%, during the three months ended September 30, 2020, when compared to the same period in 2019, driven primarily by the following:

+	Increase in amortization of software development costs of $2.4 million due to investments made on innovation, quality and the integration of our cloud solutions
+	Increase in hosting and data center costs of $1.0 million as we are migrating our cloud infrastructure to leading public cloud service providers
-	Decrease in transaction-based costs of $1.7 million related to payment services integrated in our cloud solutions
-	Decrease in amortization of intangible assets from business combinations of $2.9 million
-	Decrease in compensation costs primarily associated with the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards
-	Decrease in costs associated with certain retained and managed services contracts for which revenue is included in one-time services and other revenue beginning January 1, 2020, as discussed above
Cost of recurring revenue increased by $6.2 million or 2.4%, during the nine months ended September 30, 2020, when compared to the same period in 2019, driven primarily by the following:

+	Increase in amortization of software development costs of $4.7 million due to investments made on innovation, quality and the integration of our cloud solutions
+
Impairment charge of $4.3 million during the three months ended June 30, 2020, against certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to accelerate the end of customer support for certain solutions.

+	Increase in hosting and data center costs of $3.3 million as we are migrating our cloud infrastructure to leading public cloud service providers
+	Increase in transaction-based costs of $1.3 million related to payment services integrated in our cloud solutions
-	Decrease in amortization of intangible assets from business combinations of $5.0 million
-	Decrease in compensation costs primarily associated with the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards
-	Decrease in costs associated with certain retained and managed services contracts for which revenue is included in one-time services and other revenue beginning January 1, 2020, as discussed above

Third Quarter 2020 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)

The 0.6% increase in recurring gross margin for the three months ended September 30, 2020, when compared to the same period in 2019, was primarily the result of the decrease in lower margin transactional revenue.
The 0.3% decrease in recurring gross margin for the nine months ended September 30, 2020, when compared to the same period in 2019, was primarily the result of the impairment of previously capitalized software development costs, and incremental costs associated with our continued shift toward selling cloud solutions, including data center costs and amortization of software development costs. We expect continued pressure on recurring gross margin largely driven by duplicate data center costs as we migrate our cloud infrastructure to leading cloud service providers.

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

34	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

One-time services and other revenue decreased by $1.0 million, or 6.3%, and $1.4 million, or 2.8%, during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, driven primarily by the following:

+
Increases in the mix of retained and managed services contracts we present in one-time services and other. Revenue from retained and managed service contracts that we do not expect to have a term consistent with our cloud solution contracts is included in one-time services and other revenue beginning January 1, 2020. This change in presentation resulted in increases to one-time services and other revenue and offsetting decreases in recurring revenue of $4.2 million and $12.7 million during the three and nine months ended September 30, 2020.

-
Decreases in one-time consulting revenue of $2.5 million and $8.0 million, respectively, primarily from less one-time sales related to COVID-19 as well as services increasingly being embedded in our renewable cloud solution contracts. Our embedded services are recorded as recurring revenue.

-	Decreases in one-time analytics revenue of $0.8 million and $2.9 million as analytics are generally integrated in our cloud solutions
-	Decreases in onsite training revenue of $0.6 million and $1.1 million due to COVID-19
Cost of one-time services and other remained relatively consistent during the three and nine months ended September 30, 2020, when compared to the same periods in 2019.
The 7.8% and 3.3% decreases in one-time services and other gross margin during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, were primarily the result of the reductions in one-time consulting and analytics revenue discussed above.
Operating Expenses

Sales, marketing and customer success ($M)	Research and development ($M)	General and administrative ($M)
Percentages indicate expenses as a percentage of total revenue

Third Quarter 2020 Form 10-Q	35

Blackbaud, Inc.
(Unaudited)

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
Sales, marketing and customer success expense decreased by $7.0 million or 12.7%, and $6.8 million or 4.1%, during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily driven by the following:

+	For the nine months ended September 30, 2020, increase in employee severance costs of $1.0 million related to a reduction in our sales headcount in response to the COVID-19 pandemic as discussed above
-
Decreases in compensation costs of $3.5 million and $2.6 million, respectively, primarily related to the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards; for the three months ended September 30, 2020, compensation costs also decreased due to the reduction in sales headcount discussed above

-	Decreases in travel costs of $2.1 million and $3.6 million, respectively, due to our restriction on non-essential employee travel in response to the COVID-19 pandemic
-	Decreases in commissions expense of $0.7 million and $0.9 million, respectively, related to a decrease in commissionable sales
Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
We continue to make investments to delight our customers with innovative cloud solutions, which is a component of our four-point growth strategy. Research and development expenses decreased by $3.2 million or 12.2%, and $7.6 million or 9.5%, during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily driven by the following:

-	Decreases in compensation costs of $2.5 million and $6.0 million, respectively, primarily related to the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards
-	Decreases in third-party contractor costs of $0.9 million and $1.2 million, respectively
Not included in research and development expense for the three months ended September 30, 2020 and 2019 were $10.2 million and $11.1 million, respectively, and for the nine months ended September 30, 2020 and 2019 were $31.6 million and $33.9 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized software development costs associated with our cloud solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years. We expect that the amount of software development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality and the integration of our solutions, which we believe will drive long-term revenue growth.

36	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

General and administrative
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
During the third quarter of 2020, we adjusted our workforce strategy to provide more flexibility for our employees to work remotely after our offices reopen. This change is expected to create efficiencies within our real estate footprint as we shift toward more collaborative workspaces within our offices. As a result, during the three months ended September 30, 2020, we reduced the estimated useful lives of our operating lease ROU assets for certain of our office locations we expect to exit, which resulted in an increase in operating lease costs during the period. For these same office locations, we also reduced the estimated useful lives of certain facilities-related fixed assets, which resulted in an increase in depreciation expense. We currently expect most of the transactions related to these real estate activities will close during the fourth quarter of 2020 with a one-time cash outlay of between $20.0 million and $25.0 million during the third and fourth quarters of 2020. We incurred approximately $6.8 million of pre-tax costs related to these real estate activities during the third quarter of 2020.
General and administrative expense increased by $5.2 million or 18.1%, and $5.3 million or 6.2%, during the three and nine months ended September 30, 2020, when compared to the same periods in 2019, primarily driven by the following:

+	Increases in real estate activity costs of $6.8 and $6.8, respectively, due to our workforce strategy changes in response to the COVID-19 pandemic, as discussed above
+
Increases in corporate costs of $2.5 million and $5.9 million, respectively, primarily related to increases in bad debt expense; for additional details, see Note 2 of our condensed consolidated financial statements in this report

-	Decreases in compensation costs of $2.0 million and $2.7 million, respectively, primarily related to the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards
-	Decreases in acquisition-related expenses and integration costs of $1.2 million and $3.1 million, respectively
-	Decreases in third-party contractor costs of $1.0 million and $1.4 million, respectively
Restructuring
During 2017, in an effort to further our organizational objectives, including improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments, which was substantially completed as of December 2019. During the three and nine months ended September 30, 2019, we incurred $0.4 million and $3.1 million, respectively, in before-tax restructuring charges related to these activities. Such charges during the three and nine months ended September 30, 2020 were insignificant.
Interest Expense

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Interest expense	$4.0	$5.1	(21.8)%	$12.0	$16.2	(25.8)%
% of total revenue	1.9%	2.3%		1.8%	2.4%
The decreases in interest expense in dollars and as a percentage of total revenue during the three and nine months ended September 30, 2020, when compared to the same periods in 2019, were primarily due to decreases in our average daily borrowings and our weighted average effective interest rates. We expect our interest expense to remain relatively consistent in the near-term.

Third Quarter 2020 Form 10-Q	37

Blackbaud, Inc.
(Unaudited)

Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	September 30, 2020	December 31, 2019	Change
Recurring	Over the period billed in advance, generally one year	$314.2	$302.8	3.8%
One-time services and other	As services are delivered	14.1	13.4	5.2%
Total deferred revenue(1)		328.3	316.1	3.8%
Less: Long-term portion		5.8	1.8	222.0%
Current portion(1)		$322.5	$314.3	2.6%
(1)The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
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
Deferred revenue from recurring revenue contracts increased during the nine months ended September 30, 2020, primarily due a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Deferred revenue from one-time services and other increased during the nine months ended September 30, 2020, primarily due an increase in the mix of retained and managed services contracts we present in one-time services and other beginning January 1, 2020, as discussed above.
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
Income tax provision

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Income tax provision	$1.8	$0.4	382.4%	$6.9	$1.3	450.1%
Effective income tax rate	26.5%	7.4%		24.6%	10.7%
The increase in our effective tax rate for the three months ended September 30, 2020, when compared to the same period in 2019, was primarily attributable to higher 2019 discrete benefits against lower pre-tax income. The 2019 effective tax rate was positively impacted by a reduction to the liability for unrecognized tax benefits. The effective tax rate for 2020 was positively impacted by an adjustment to the prior year tax provision net of a tax charge resulting from an increase in the U.K. tax rate.
The increase in our effective tax rate for the nine months ended September 30, 2020, when compared to the same period in 2019, was primarily attributable to a reduction in benefits attributable to stock based compensation against increased 2020 profitability.
Non-GAAP Financial Measures
The operating results analyzed below are presented on a non-GAAP basis. We use non-GAAP revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income and non-GAAP diluted earnings per share internally in analyzing our operational performance. Accordingly, we

38	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
GAAP Revenue	$215.0	$221.1	(2.8)%	$670.6	$662.6	1.2%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	0.3	(100.0)%	—	1.7	(100.0)%
Non-GAAP revenue(1)	$215.0	$221.4	(2.9)%	$670.6	$664.3	1.0%

GAAP gross profit	$116.3	$119.3	(2.5)%	$362.1	$360.7	0.4%
GAAP gross margin	54.1%	54.0%		54.0%	54.4%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	0.3	(100.0)%	—	1.7	(100.0)%
Add: Stock-based compensation expense	3.7	0.8	370.4%	7.1	2.5	179.4%
Add: Amortization of intangibles from business combinations	9.2	11.2	(17.9)%	29.8	34.0	(12.2)%
Add: Employee severance	—	—	(100.0)%	0.8	1.1	(28.3)%
Subtotal(1)	12.9	12.3	5.0%	37.8	39.3	(4.0)%
Non-GAAP gross profit(1)	$129.2	$131.6	(1.8)%	$399.9	$400.0	—%
Non-GAAP gross margin	60.1%	59.5%		59.6%	60.2%
(1)The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

Third Quarter 2020 Form 10-Q	39

Blackbaud, Inc.
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions, except per share amounts)	2020	2019	Change	2020	2019	Change
GAAP income from operations	$10.1	$7.9	28.0%	$38.1	$23.6	61.7%
GAAP operating margin	4.7%	3.6%		5.7%	3.6%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	0.3	(100.0)%	—	1.7	(100.0)%
Add: Stock-based compensation expense	20.8	14.9	40.2%	54.6	43.6	25.1%
Add: Amortization of intangibles from business combinations	10.0	11.9	(16.4)%	32.1	37.2	(13.8)%
Add: Employee severance	0.2	—	383.3%	4.6	3.7	25.5%
Add: Acquisition-related integration costs	—	1.0	(101.5)%	(0.1)	2.2	(105.3)%
Add: Acquisition-related expenses	0.1	0.2	(70.9)%	0.3	1.0	(72.0)%
Add: Restructuring and other real estate activities	6.9	0.4	1,635.8%	7.0	3.1	127.6%
Subtotal(1)	38.0	28.7	32.3%	98.4	92.5	6.4%
Non-GAAP income from operations(1)	$48.1	$36.6	31.4%	$136.5	$116.1	17.6%
Non-GAAP operating margin	22.4%	16.5%		20.4%	17.5%

GAAP income before provision for income taxes	$6.6	$4.9	34.5%	$28.3	$11.8	138.8%
GAAP net income	$4.9	$4.6	6.8%	$21.3	$10.6	101.6%
Shares used in computing GAAP diluted earnings per share	48,859,707	48,464,529	0.8%	48,582,068	48,223,712	0.7%
GAAP diluted earnings per share	$0.10	$0.09	11.1%	$0.44	$0.22	100.0%
Non-GAAP adjustments:
Add: GAAP income tax provision	1.8	0.4	382.4%	6.9	1.3	450.1%
Add: Total non-GAAP adjustments affecting income from operations	38.0	28.7	32.3%	98.4	92.5	6.4%
Non-GAAP income before provision for income taxes	44.7	33.7	32.6%	126.7	104.3	21.4%
Assumed non-GAAP income tax provision(2)	8.9	6.7	32.6%	25.3	20.9	21.4%
Non-GAAP net income(1)	$35.7	$26.9	32.6%	$101.3	$83.5	21.4%

Shares used in computing non-GAAP diluted earnings per share	48,859,707	48,464,529	0.8%	48,582,068	48,223,712	0.7%
Non-GAAP diluted earnings per share	$0.73	$0.56	30.4%	$2.09	$1.73	20.8%
(1)The individual amounts for each year may not sum to subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.
(2)We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.

	Nine months ended September 30,
(dollars in millions)	2020	2019	Change
GAAP net cash provided by operating activities	$109.2	$122.1	(10.6)%
Less: purchase of property and equipment	(25.8)	(9.6)	169.2%
Less: capitalized software development costs	(32.0)	(34.5)	(7.2)%
Non-GAAP free cash flow	$51.3	$78.0	(34.2)%

40	Third Quarter 2020 Form 10-Q

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

(dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
GAAP revenue	$215.0	$221.1	$670.6	$662.6
GAAP revenue growth	(2.8)%		1.2%
Add: Non-GAAP acquisition-related revenue (1)	—	0.3	—	1.7
Non-GAAP organic revenue (2)	$215.0	$221.4	$670.6	$664.3
Non-GAAP organic revenue growth	(2.9)%		1.0%

Non-GAAP organic revenue (2)	$215.0	$221.4	$670.6	$664.3
Foreign currency impact on Non-GAAP organic revenue (3)	(0.8)	—	1.5	—
Non-GAAP organic revenue on constant currency basis (3)	$214.2	$221.4	$672.1	$664.3
Non-GAAP organic revenue growth on constant currency basis	(3.2)%		1.2%

GAAP recurring revenue	$200.1	$205.2	$621.2	$611.8
GAAP recurring revenue growth	(2.5)%		1.5%
Add: Non-GAAP acquisition-related revenue (1)	—	0.3	—	1.7
Non-GAAP organic recurring revenue	$200.1	$205.5	$621.2	$613.5
Non-GAAP organic recurring revenue growth	(2.6)%		1.3%
(1)Non-GAAP acquisition-related revenue excludes incremental acquisition-related revenue calculated in accordance with GAAP that is attributable to companies acquired in the current fiscal year. For companies, if any, acquired in the immediately preceding fiscal year, non-GAAP acquisition-related revenue reflects presentation of full-year incremental non-GAAP revenue derived from such companies, as if they were combined throughout the prior period, and it includes the non-GAAP revenue from the acquisition-related deferred revenue write-down attributable to those companies.
(2)Non-GAAP organic revenue for the prior year periods presented herein will not agree to non-GAAP organic revenue presented in the respective prior period quarterly financial information solely due to the manner in which non-GAAP organic revenue growth is calculated.
(3)To determine non-GAAP organic revenue growth on a constant currency basis, revenues from entities reporting in foreign currencies were translated to U.S. Dollars using the comparable prior period's quarterly weighted average foreign currency exchange rates. The primary foreign currencies creating the impact are the Australian Dollar, British Pound, Canadian Dollar and EURO.

Third Quarter 2020 Form 10-Q	41

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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	September 30, 2020	December 31, 2019	Change
Cash and cash equivalents	$30.6	$31.8	(3.9)%
Property and equipment, net	109.5	35.5	208.0%
Software development costs, net	108.9	101.3	7.5%
Total carrying value of debt	508.3	467.1	8.8%
Working capital	(207.6)	(254.3)	18.4%
The following table presents selected financial information about our cash flows:

	Nine months ended September 30,
(dollars in millions)	2020	2019	Change
Net cash provided by operating activities	$109.2	$122.1	(10.6)%
Net cash used in investing activities	(57.9)	(153.0)	(62.2)%
Net cash used in financing activities	(393.8)	(144.6)	172.3%
Our principal sources of liquidity are our operating cash flow, funds available under the 2020 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements, market acceptance of our solutions and services and our customers' ability to pay. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. To the extent we undertake future material acquisitions, investments or unanticipated capital expenditures, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure including through potential debt or equity issuances.

42	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

To better enable us to weather the extraordinary business challenges brought about by the global COVID-19 pandemic, to protect the safety and welfare of our employees, and to further effect our long-term strategy to deliver the greatest value to our stockholders, we have taken several actions. These initial measures taken are expected to provide us the financial flexibility needed to manage a wide array of outcomes that may result from the pandemic. Some of these actions include the following:
•Rescinded our previously announced policy to pay an annual dividend at a rate of $0.48 per share of common stock and discontinued the declaration and payment of all cash dividends, beginning with the second quarter of 2020 and thereafter until such time, if any, as our Board of Directors may otherwise determine in its sole discretion;
•Temporarily suspended our 401(k)-match program, whereby we have historically matched 50% of qualified U.S. employees' contributions to our 401(k) plan up to 6% of their salaries, effective with the payroll period commencing April 1, 2020;
•Temporarily froze our hiring efforts and implemented a modest and targeted headcount reduction, though we have since began backfilling key roles, including engineering positions;
•Michael Gianoni, our President and Chief Executive Officer, elected to forego receipt of all but that portion of his base salary necessary to fund, on a pre-tax basis, his contributions to continue to participate in our health benefits plan, between April 1, 2020 and June 16, 2020;
•Restricted non-essential employee travel and put in place other operating cost containment actions;
•All of our employees with a base salary equal to or less than $75 thousand received financial support in the form of a one-time bonus of $1 thousand on April 30, 2020;
•On May 1, 2020, we granted RSUs to our employees that were eligible for base salary merit increases in lieu of such increases, which will vest on May 1, 2021 subject to the recipient's continued employment with us; and
•On May 1, 2020, we granted PRSUs to our employees that were eligible for a 2020 cash bonus plan in lieu of such cash bonus, which may be earned and become eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us.
•During the third quarter of 2020, we adjusted our workforce strategy to provide more flexibility for our employees to work remotely when our offices reopen. This change also expands our access to a larger and more diverse talent pool, empowers our leaders to make decisions based on skills and business need rather than location, and it is expected to create efficiencies within our real estate strategy as we optimize our footprint and shift toward more collaborative workspaces within our offices. We currently expect most of the transactions related to these real estate activities will close during the fourth quarter of 2020 with a one-time cash outlay of between $20.0 million and $25.0 million during the third and fourth quarters of 2020. We incurred approximately $6.8 million of pre-tax costs related to these real estate activities during the third quarter of 2020.
In addition to the initial actions we have taken to date, we are continuously evaluating further possible actions in order to respond quickly to rapidly changing conditions, if needed.
We are experiencing an increase in our aging of receivables and observed changes in some of our customers' payment behavior associated with the COVID-19 pandemic and this development may continue in the near term. We have received short-term payment relief requests as a result of COVID-19, most often in the form of payment deferral requests. We are evaluating each request on a case-by-case basis to assess the customer's ability to pay. Not all customer requests will ultimately result in modified payment terms, nor are we forgoing our contractual rights under customer agreements. During the three and nine months ended September 30, 2020, our bad debt expense increased by $2.4 million and $5.3 million, respectively, compared to the same periods in 2019. We are continually monitoring our customer receivable balances, payment terms, and creditworthiness for changes that could have a significant impact on the collectability of our accounts receivables, our operating results and financial position.
At September 30, 2020, our total cash and cash equivalents balance included approximately $17.2 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating Cash Flow
Net cash provided by operating activities decreased by $13.0 million during the nine months ended September 30, 2020, when compared to the same period in 2019, primarily due to a $45.5 million decrease in cash flow from operations associated with working capital, partially offset by a $32.5 million increase in net income adjusted for non-

Third Quarter 2020 Form 10-Q	43

Blackbaud, Inc.
(Unaudited)

cash expenses. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for credit losses and sales returns; and (ii) changes in our working capital. The increase in net income adjusted for non-cash expenses was primarily from operating cost reductions put in place in response to COVID-19 and the increased use of stock-based compensation in lieu of cash-based compensation.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. The decrease in cash flow from operations associated with working capital during the nine months ended September 30, 2020, when compared to the same period in 2019, was primarily due to:
•an increase in current period bonus payments as a result of an increase in amounts accrued as of December 31, 2019 for over-performance against 2019 targets;
•a decrease in the current period bonus accrual due to our decision to replace cash payments for our 2020 bonus plans with performance-based equity awards;
•an increase in the aging of customer receivable balances primarily due to the COVID-19 pandemic; and
•fluctuations in the timing of vendor payments.
Investing Cash Flow
Net cash used in investing activities of $57.9 million decreased by $95.1 million during the nine months ended September 30, 2020, when compared to the same period in 2019.
During the nine months ended September 30, 2019, we used net cash of $109.4 million for our acquisition of YourCause and we did not make any similar investments during the same period in 2020. During the nine months ended September 30, 2020, we used $32.0 million for software development costs, which was relatively consistent with cash spent during the same period in 2019. We continue to invest in our innovative cloud solutions, as well as development activities for Blackbaud SKY, our modern cloud platform.
We also spent $25.8 million of cash for purchases of property and equipment during the nine months ended September 30, 2020, which was an increase of $16.2 million when compared to the same period in 2019. The additional cash expended was primarily used to purchase our Headquarters Facility.
Financing Cash Flow
During the nine months ended September 30, 2020, we had a net decrease in borrowings of $23.6 million.
We paid $21.3 million to satisfy tax obligations of employees upon settlement of equity awards during the nine months ended September 30, 2020 compared to $20.3 million during the same period in 2019. The amount of taxes paid by us on the behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter. In addition, during the nine months ended September 30, 2020, we paid dividends of $6.0 million, down from $17.7 million during the same period of 2019, as we discontinued the declaration and payment of all cash dividends, beginning with the second quarter of 2020.
Cash used in financing activities associated with changes in restricted cash due to customers increased $121.9 million during the nine months ended September 30, 2020 when compared to the same period in 2019, as the amount of restricted cash held and payable by us to customers as of December 31, 2019 was significantly larger than at the same date in 2018 primarily due to the timing of year-end donations. Additionally, effective August 3, 2020, a significant amount of restricted cash related to charitable giving transacted through our social responsibility and grantmaking solutions is now held and disbursed by the Blackbaud Giving Fund, an independent nonprofit organization, strategic partner of ours, and sponsoring organization for a donor advised fund. This change was made primarily to facilitate faster tax receipts for our customers and their employees.

44	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

2017 Credit Facility
We have drawn on our credit facility from time to time to help us meet financial needs, such as financing for business acquisitions. At September 30, 2020, our available borrowing capacity under the 2017 Credit Facility was $229.6 million. The 2017 Credit Facility matures in June 2022.
At September 30, 2020, the carrying amount of our debt under the 2017 Credit Facility was $444.0 million. Our average daily borrowings during the three and nine months ended September 30, 2020 were $472.7 million and $496.7 million, respectively.
The following is a summary of the financial covenants under the 2017 Credit Facility:

Financial covenant	Requirement	Ratio as of September 30, 2020
Net leverage ratio	≤ 3.50 to 1.00	1.95 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	13.84 to 1.00
Under the 2017 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2017 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2017 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At September 30, 2020, we were in compliance with our debt covenants under the 2017 Credit Facility.
October 2020 refinancing
On October 30, 2020, we entered into the 2020 Credit Facility. The 2020 Credit Facility matures in October 2025 and replaces the 2017 Credit Facility by amending and restating it to (a) increase the amount available under the revolving credit facility to $500.0 million, (b) increase the amount available under the term loan facility to $400.0 million and (c) provide for a net leverage ratio of, (i) commencing with the first fiscal quarter ending December 31, 2020 and through September 30, 2022, 4.00 to 1.00 and (ii) commencing with the fiscal quarter ending December 31, 2022 and thereafter, 3.75 to 1.00, among other changes. See Part II, Item 5. “Other Information” for detailed information relating to the terms of the 2020 Credit Facility.

Third Quarter 2020 Form 10-Q	45

Blackbaud, Inc.
(Unaudited)

Commitments and Contingencies
As of September 30, 2020, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$509.6	$10.3	$442.2	$3.3	$53.8
Interest payments on debt(2)	4.0	4.0	—	—	—
Operating leases(3)	46.0	18.5	23.5	4.0	—

Unrecorded contractual obligations:
Interest payments on debt(4)	50.0	9.5	10.3	5.8	24.3
Purchase obligations(5)	85.9	50.6	35.2	—	—
Total contractual obligations	$695.4	$92.9	$511.3	$13.1	$78.1
(1)Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2017 Credit Facility, our Real Estate Loans and our other debt at September 30, 2020 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2017 Credit Facility for the purposes of determining minimum commitment amounts.
(2)Represents interest payment obligations related to our interest rate swap agreements.
(3)Our commitments related to operating leases have not been reduced by sublease income, incentive payments and reimbursement of leasehold improvements.
(4)The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions described in (1) above.
(5)We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us.
The term loan under the 2017 Credit Facility required, and the 2020 Credit Facility (as described below at Part II, Item 5. “Other Information”) requires, periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans previously were due in June 2022 under the 2017 Credit Facility and now will be due in October 2025 under the 2020 Credit Facility. The Real Estate Loans also require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038.
The total liability for uncertain tax positions as of September 30, 2020 and December 31, 2019, was $4.8 million and $4.3 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was $1.1 million and $1.0 million as of September 30, 2020 and December 31, 2019, respectively.

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Foreign Currency Exchange Rates
Approximately 16% of our total revenue for the nine months ended September 30, 2020 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a loss of $5.9 million as of September 30, 2020 and a loss of $4.0 million as of December 31, 2019.

46	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
(Unaudited)

The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the nine months ended September 30, 2020, foreign translation resulted in decreases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the nine months ended September 30, 2020, the fluctuation in foreign currency exchange rates reduced our total revenue and our income from operations by $1.5 million and $0.8 million, respectively. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2020 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes LIBOR rates. The Financial Conduct Authority in the U.K. has stated that it plans to phase out LIBOR by the end of calendar year 2021. We do not currently anticipate a significant impact to our financial position or results of operations as a result of this action as we expect that our financial contracts currently indexed to LIBOR will either expire or be modified before the phase out occurs. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of September 30, 2020, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2019 and September 30, 2020.

Foreign Currency Risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Exchange Rates” in this report.

Third Quarter 2020 Form 10-Q	47

Blackbaud, Inc.
(Unaudited)

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended September 30, 2020 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

48	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 10 to our condensed consolidated financial statements in this report.
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
The outbreak of COVID-19 in numerous countries across the globe, including each country in which we currently operate, has adversely impacted the U.S. and global economies. We have experienced disruptions to our business thus far from COVID-19, and the pandemic continues to impact each of our markets. Governmental authorities have taken, and continue to take, countermeasures to slow the outbreak, including shelter-in-place and business closure orders and large-scale restrictions on travel. Furthermore, because the pandemic is a rapidly evolving situation, we cannot anticipate with certainty the length, scope or severity of such restrictions in the jurisdictions in which we operate.
Certain vertical markets we serve are especially vulnerable to the ongoing global business disruption. For example:
•Many arts and cultural organizations, including museums, zoos, performing arts centers and theaters, among others, have had to cancel events or have seen a significant decline in attendance due to COVID-19. Many of these organizations have also suspended their operations temporarily.
•We believe that a number of K-12 private schools, that would have ordinarily considered purchasing our cloud solutions for the 2020-2021 academic school year, have delayed their expenditure decisions due to the uncertainty of COVID-19.
•A number of our nonprofit customers have also been negatively impacted by the postponement or cancellation of mass-participation events, such as marathons and other endurance sporting events, galas, auctions and other fundraisers.
We believe that COVID-19 has impacted and will continue to impact all of our vertical markets across all of our geographies to some degree, but the significance and duration of the impact on our business cannot be determined at this time due to numerous uncertainties, including the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and business closures, the effectiveness of actions taken to contain the disease and other unforeseeable consequences. This impact could include:
•changes in customer demand;
•our relationship with, and the financial and operational capacities of, our service providers, suppliers and business partners, including their ability to fulfill their obligations to us;
•further declines in our customers' ability to pay for our solutions and services;
•reduced workforce availability and productivity due to working remotely using different technologies and potential health effects and concerns;
•risks associated with our indebtedness (including available borrowing capacity, compliance with financial

Third Quarter 2020 Form 10-Q	49

Blackbaud, Inc.
covenants and ability to refinance or repay indebtedness on favorable terms);
•the adequacy of our cash flows and earnings and other conditions that may affect our liquidity;
•disruptions to our technology network and other critical systems; and
•impairment charges against our goodwill and other intangible assets, operating lease right-of-use assets and other long-lived assets.
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
Fundamental to the use of our solutions is the secure collection, storage and transmission of confidential donor and end user data and transaction data, including in our payment services. Despite the network, application and physical security procedures and internal control measures we employ to safeguard our systems, we may still be vulnerable to a security breach, intrusion, loss or theft of confidential donor data and transaction data, which may harm our business, reputation and future financial results. Furthermore, our increased reliance on remote access to information systems and global disruptions in response to COVID-19, as described above, increase our exposure to potential cybersecurity incidents.
Like many major businesses, we are, from time to time, a target of cyberattacks, phishing and social engineering schemes, such as the Security Incident (as described in Note 10 of the unaudited condensed consolidated financial statements in this report), and we expect these threats to continue, some of which may be successful to varying degrees. Because the numerous and evolving cybersecurity threats used to obtain unauthorized access, disable, degrade or sabotage systems have become increasingly more complex and sophisticated, it may be difficult to anticipate these acts or to detect them for periods of time, as with the Security Incident, and we may be unable to respond adequately or timely. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.
A compromise of our data security that results in customer or customer constituent personal or payment card data being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity and could result in litigation against us or the imposition of fines and penalties. We might be required to expend significant additional capital and other resources to rectify problems caused by a security breach, including notification under data privacy laws and regulations, and incur expenses related to remediating our information security systems. Even though we carry cyber-technology insurance policies that may provide insurance coverage under certain circumstances, we might suffer losses as a result of a security breach that exceed the coverage available under our insurance policies or for which we do not have coverage. A security breach and any efforts we make to address such breach could also result in a disruption of our operations, particularly our online sales operations.
The occurrence of actual cyber security events, such as the Security Incident, could magnify the severity of the adverse effects of future incidents on our business. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems can be difficult to detect for long periods of time and can involve difficult or prolonged assessment or remediation periods even once detected. We, therefore, cannot assure you that all potential causes of past significant incidents, including the Security Incident, have been fully identified and remediated. The steps we take may not be sufficient to prevent future significant incidents and, as a result, such incidents may occur again.
The Security Incident could have numerous adverse effects on our business.
As previously disclosed, on July 16, 2020, we contacted certain customers to inform them about the Security Incident, including that in May 2020 we discovered and stopped a ransomware attack. Prior to our successfully preventing the cybercriminal from blocking our system access and fully encrypting files, and ultimately expelling them from our system with no significant disruption to our operations, the cybercriminal removed a copy of a subset of data from our self-hosted environment. Although the nature of the incident, our research and third party (including law enforcement)

50	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
investigation have provided no reason to believe that any data went beyond the cybercriminal, was or will be misused, or will be disseminated or otherwise made available publicly, our investigation into the Security Incident remains ongoing and may provide additional information.
To date, we have received approximately 160 claims from customers or their attorneys related to the Security Incident and are in the process of assessing what, if any, liability may exist pursuant to such claims. Possible exposure could result from our customers’ costs and expenses associated with notifying their own constituents of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. In addition, to date, we have been named as a defendant in 23 putative consumer class action cases (17 in U.S. federal courts, 4 in U.S. state courts and 2 in Canadian courts) alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. To date, we also have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 43 state Attorneys General and the District of Columbia relating to the Security Incident. In addition, we have received communications, inquires and requests from the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the Information Commissioner’s Office in the United Kingdom (the “ICO”) under the U.K. Data Protection Act 2018, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada. (See Note 10 to the unaudited, condensed consolidated financial statements included in this report.)
We may be named as a party in additional lawsuits, other claims may be asserted by or on behalf of our customers or their constituents, and we may be subject to additional governmental inquires, requests or investigations. Responding to and resolving these current and any future lawsuits, claims and/or investigations could result in material remedial and other expenses that may not be covered by insurance. Governmental authorities also may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Although we intend to defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims, lawsuits, inquiries and investigations.
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. (See Note 10 to the unaudited, condensed consolidated financial statements included in this report.) Although we carry cyber-technology insurance designed to protect us against certain losses related to cybersecurity events, that insurance coverage may not be sufficient to cover all expenses or other losses (including fines) or all types of claims that may arise in connection with cyberattacks, security compromises and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.
Future publicity or developments related to the Security Incident could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of customer confidence, reduced customer demand, reduced customer retention, strategic growth opportunities, and associated retention and recruiting difficulties.

Third Quarter 2020 Form 10-Q	51

Blackbaud, Inc.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended September 30, 2020. All of these acquisitions were of common stock withheld by us to satisfy tax obligations of employees due upon vesting of restricted stock awards and units. The level of acquisition activity varies from period to period based upon the timing of grants and vesting as well as employee exercise decisions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, July 1, 2020				$50,000
July 1, 2020 through July 31, 2020	—	$—	—	50,000
August 1, 2020 through August 31, 2020	3,844	63.85	—	50,000
September 1, 2020 through September 30, 2020	730	60.02	—	50,000
Total	4,574	$63.24	—	$50,000
(1)In August 2010, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $50.0 million of our outstanding shares of common stock. We have not made any repurchases under the program to date, and the program does not have an expiration date.
ITEM 5. OTHER INFORMATION

October 2020 Refinancing
On October 30, 2020, we entered into the 2020 Credit Facility with the lenders referred to therein (the “Lenders”), Bank of America, N.A., as Administrative Agent, Swingline Lender and an Issuing Lender, PNC Bank, National Association, as Syndication Agent, and Regions Bank, BBVA USA and Fifth Third Bank, National Association, as Co-Documentation Agents, with BofA Securities, Inc., PNC Bank, National Association, Regions Capital Markets, BBVA USA and Fifth Third Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners.
The 2020 Credit Facility is a $900 million senior secured facility that matures on October 30, 2025, unless earlier terminated, subject to certain conditions and circumstances set forth in the 2020 Credit Facility. The 2020 Credit Facility replaces the 2017 Credit Facility by amending and restating it to include a $500 million revolving credit facility (the “Revolving Credit Facility”) and a $400 million term loan facility (the “Term Facility”). The Revolving Credit Facility includes (a) a $50 million sublimit available for the issuance of standby letters of credit, (b) a $50 million sublimit available for swingline loans, and (c) a $100 million sublimit available for multicurrency borrowings. We may prepay the 2020 Credit Facility in whole or in part at any time without premium or penalty, other than customary breakage costs with respect to certain types of loans.
Under the terms of the 2020 Credit Facility, we are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the Revolving Credit Facility and/or request additional incremental term loans in the aggregate principal amount of up to $250 million plus an amount, if any, such that the net leverage ratio shall be no greater than 3.25 to 1.00.
On October 30, 2020, we borrowed $400 million pursuant to the Term Facility and used the proceeds to repay the outstanding principal balance of the term loan under the 2017 Credit Facility, and repay $124.4 million of outstanding revolving credit loans under the 2017 revolving credit facility.

52	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.
Our obligations under the 2020 Credit Facility are secured by the stock and limited liability company interests of certain of our direct subsidiaries and any of our material domestic subsidiaries, if any, and the proceeds therefrom pledged pursuant to an Amended and Restated Pledge Agreement dated as of October 30, 2020 (the “2020 Pledge Agreement”), by us in favor of Bank of America, N.A., as administrative agent, for the ratable benefit of itself and the secured parties referred to therein.
Dollar tranche loans under the Revolving Credit Facility and Term Facility loans bear interest at a rate per annum equal to (a) a base rate equal to the highest of (i) the prime rate announced by Bank of America, N.A., (ii) the Federal Funds Rate plus 0.50%, and (iii) the Eurocurrency Rate (which varies depending on the currency in which the loan is denominated) plus 1.00% (the “Base Rate”), plus (b) an applicable margin as specified in the 2020 Credit Facility (the “Applicable Margin”). Each Eurocurrency Rate Loan under the 2020 Credit Facility shall bear interest at a rate per annum equal to the Eurocurrency Rate, plus the Applicable Margin. The Applicable Margin shall be adjusted quarterly, varies based on our net leverage ratio and varies based on whether the loan is a Base Rate Loan (0.375% to 1.125%) or a Eurocurrency Rate Loan (1.375% to 2.125%). The 2020 Credit Facility also provides for a commitment fee of between 0.250% and 0.375% of the unused commitment under the Revolving Credit Facility, depending on our net leverage ratio.
The 2020 Credit Facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. Financial covenants include a net leverage ratio and an interest coverage ratio.
Bank of America, N.A., the Lenders and other agents under the 2020 Credit Facility and the 2020 Pledge Agreement and their respective affiliates have in the past provided, and may in the future provide, investment banking, underwriting, lending, commercial banking, cash management services, interest rate swaps and other advisory services to us. These parties have received, and may in the future receive, customary compensation from us for such services.
The descriptions of the 2020 Credit Facility and the 2020 Pledge Agreement contained in this Part II, Item 5 of our Quarterly Report on Form 10-Q do not purport to be complete and is subject to, and qualified in their entirety by, the full and complete terms contained in the 2020 Credit Facility and 2020 Pledge Agreement, copies of which are filed as Exhibits 10.4 and 10.5, respectively, and are incorporated herein by reference. Any capitalized term used herein but not defined shall have the meaning ascribed to such term in the 2020 Credit Facility.

Third Quarter 2020 Form 10-Q	53

Blackbaud, Inc.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.1	First Amendment to Purchase and Sale Agreement, dated July 8, 2020, between HPBB1, LLC and BBHQ1, LLC.	X
10.2	Second Amendment to Purchase and Sale Agreement, dated July 21, 2020, between HPBB1, LLC and BBHQ1, LLC.	X
10.3	Eleventh Amendment to Lease Agreement, dated as of August 13, 2020, between BBHQ1, LLC and Blackbaud, Inc.	X
10.4
Amended and Restated Credit Agreement, dated as of October 30, 2020, by and among Blackbaud, Inc., and certain of its subsidiaries, as Borrowers, the lenders referred to therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, PNC Bank, National Association, as Syndication Agent, and Regions Bank, BBVA USA and Fifth Third Bank, National Association, as Co-Documentation Agents, with BofA Securities, Inc., PNC Bank, National Association, Regions Capital Markets, BBVA USA and Fifth Third Bank, National Association as Joint Lead Arrangers and Joint Bookrunners.
X
10.5
Amended and Restated Pledge Agreement, dated as of October 30, 2020, by Blackbaud, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein.
X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

54	Third Quarter 2020 Form 10-Q

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	November 3, 2020	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2020	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Third Quarter 2020 Form 10-Q	55