Form 10-K
period 2020-12-31
BLACKBAUD INC
filed 2021-02-23
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2020 (based on the closing sale price of $57.08 on that date) was approximately $2,458,658,098. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of February 10, 2021 was 48,381,440.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Stockholders currently scheduled to be held June 9, 2021 are incorporated by reference into Part III hereof. Such definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2020.

2020 Form 10-K	1

Blackbaud, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the documents incorporated herein by reference, contains forward-looking statements that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These "forward-looking statements" are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, impacts of the COVID-19 global pandemic ("COVID-19") on our financial condition and results of operations and on the markets and communities in which we and our customers and partners operate, our ability to successfully integrate acquired businesses and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock-based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, the adequacy of our data security procedures, cybersecurity and data protection risks and potential legal proceedings involving us and uncertainty regarding existing legal proceedings, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “will,” “targets,” “plans,” “anticipates,” “aims,” “projects,” “estimates,” or any variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Accordingly, they should not be viewed as assurances of future performance, and actual results may differ materially and adversely from those expressed in any forward-looking statements.
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

2	2020 Form 10-K

Blackbaud, Inc.

PART I.
ITEM 1. BUSINESS

Description of Business
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, higher education institutions, K–12 schools, healthcare organizations, faith communities, arts and cultural organizations, foundations, companies and individual change agents—we connect and empower organizations and individuals to increase their impact through cloud software, services, data intelligence and expertise. Blackbaud brings nearly four decades of leadership to this sector: since originally incorporating in New York in 1982 and later reincorporating as a South Carolina corporation in 1991 and as a Delaware corporation in 2004, our tailored portfolio of software and services has grown to support the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Our solutions are designed to meet the needs of virtually all types of organizations in the social good community, from major global institutions to small charities to individuals. At the end of 2020, we had over 45,000 customers located in over 100 countries, with millions of users. We are deeply proud to play a part in our customers’ success in their missions to provide healthcare and cure diseases, advance education, preserve and share arts and culture, protect the environment, support those in need and much more.

Market Overview
The social good industry is significant, spanning far beyond philanthropy, and our addressable market is substantial and growing
Worldwide there are millions of social good organizations including nonprofits, foundations, companies, education institutions and healthcare organizations. Billions of individuals are also active participants in the social good community by donating funds, volunteering their time, advocating for a cause, receiving services from or otherwise engaging with social good organizations.
Our estimated current total addressable market ("TAM") is greater than $10 billion. This includes expansions into new and near adjacencies in 2019, including our Cloud Solution for Faith Communities, our expanded Cloud Solution for Higher Education, as well as our acquisition of YourCause Holdings, LLC ("YourCause") in January 2019.
Traditional methods of fundraising and organizational management are often costly and inefficient
Many social good organizations use manual methods or software applications not specifically designed for fundraising and organizational management for institutions like theirs. Such methods are often costly and inefficient because of the difficulties in effectively collecting, sharing and using donation-related information. Furthermore, general purpose software applications frequently have limited functionality for the unique needs of our customer base and do not efficiently integrate multiple databases. Some social good organizations have developed proprietary software, but doing so is expensive, requiring on-site technical personnel for development, implementation and maintenance.
The nonprofit industry faces particular operational challenges
Nonprofit organizations, education institutions, healthcare organizations and houses of worship must efficiently:
•Solicit funds and build relationships with major donors;
•Garner small cash contributions from numerous contributors;
•Manage and develop complex relationships with large numbers of constituents;

2020 Form 10-K	3

Blackbaud, Inc.
•Advocate for policies and behaviors that advance their cause or institution;
•Communicate their accomplishments and the importance of their mission online and offline;
•Comply with complex accounting, tax and reporting requirements that differ from those for traditional businesses;
•Solicit cash and in-kind contributions from businesses to help raise money or deliver products and services;
•Provide a wide array of programs and services to individual constituents and beneficiaries; and
•Improve the data collection and information sharing capabilities of their employees, volunteers and donors by creating and providing distributed access to centralized databases.
Because of these challenges, we believe nonprofits, education institutions, healthcare organizations and houses of worship can benefit from software applications and services specifically designed to serve their particular needs and workflows to grow revenue, work effectively and accomplish their missions.
Companies, grantmaking institutions and foundations also face unique challenges
Companies, grantmaking institutions and foundations, face their own unique challenges in their social good efforts, including the need to:
•Quantify and improve the impact of their grants;
•Cultivate better relationships with grantees;
•Achieve better internal collaboration and alignment with board members, reviewers and other stakeholders;
•Illustrate the impact of their corporate philanthropy efforts to the communities they serve;
•Engage employees in meaningful volunteering, giving and other activities;
•Ensure that their philanthropic efforts align with their business initiatives;
•Manage all of a foundation's activities, including fundraising and accounting;
•Expand the reach of their fundraising efforts; and
•Cultivate new and existing donors.

Strategy
Our objective is to maintain and extend our position as the leading provider of cloud software and services for the global social good community, supporting our customers' missions from securing resources, managing their operations, to delivering their programs and measuring their impact. Our key strategies for achieving this objective are described below.

4	2020 Form 10-K

Blackbaud, Inc.
Execute on our Four-Point Growth Strategy
During 2020, we continued to execute our four-point growth strategy targeted to drive solution and service innovation, quality enhancement, increased operating efficiency and improved financial performance:
1.Delight Customers with Innovative Cloud Solutions
This strategy reflects our relentless focus on driving value and outcomes for our customers through our solutions. Blackbaud SKY®, our platform for cloud innovation, is a core tenant of this strategy and continues to power an elevated level of innovation by our engineers. It is also enabling our growing ecosystem of partners who are also passionate about social good, to extend and expand the capabilities available to our customers. During 2020, we continued making critical investments in research and development and increased our engineering hiring during the fourth quarter. We also released the Blackbaud Marketplace during 2020, offering curated third-party apps, enabling organizations of all types and sizes to discover new ways to amplify their impact by enhancing their best-of-breed Blackbaud solutions with specialized capabilities like connecting bidders at fundraising auctions, tracking branded merchandise purchased in an online store or texting volunteers about an upcoming event.
The customers we serve require vertical specific business solutions to automate their operations. Throughout 2020, we have remained focused on driving value and outcomes for our customers. We reprioritized and expedited product enhancements to support our customers' needs, especially in light of COVID-19 and the continued shift to virtual, digital-first operating models. For example, we released fitness tracking integration in Blackbaud’s peer-to-peer fundraising portfolio, a new virtual prayer wall enabling congregants at houses of worship to share and respond to prayer requests online, text messaging capabilities for scholarship directors and higher education institutions to ensure no funds were going unutilized and expanded the global capabilities of YourCause CSRConnect making it easier for companies to bring employees across geographies together in support of causes around the world.
Blackbaud Peer-to-Peer Fundraising powered by JustGiving continues to gain traction. During 2020, we migrated everydayhero customers over to Blackbaud Peer-to-Peer Fundraising powered by JustGiving and sunset the everydayhero product as we continue to rationalize our portfolio while continuing to delight our customers with innovative cloud solutions.
2.Drive Sales Effectiveness
We have been investing in sales and marketing to better address our market opportunity with a focus on digital lead generation. One way we are equipping our salesforce to be more effective is by investing in the necessary technology and resources to efficiently drive an increased number of quality leads and better cover our large addressable market. We have implemented software tools to enhance our digital footprint and drive lead generation across the company. We are taking a multi-touch attribution approach to measuring the effectiveness of our marketing campaigns to drive efficiency in our go-to-market efforts and improve returns on our marketing dollars. This is just one of many examples of how we are optimizing our structure, tools and processes to better address our large vertical market opportunities. We have also taken lessons learned throughout 2020 and re-evaluated elements of our go-to-market strategy with a digital-first mindset and we have a significant opportunity to leverage the investments into digital to reduce our customer acquisition cost and increase our sales velocity, ultimately, driving a more scalable and cost-effective go-to-market model.
3.Expand TAM
We did not complete any acquisitions during 2020 as we have remained vigilantly focused on supporting our customers and employees during this time. We remain active in the evaluation of opportunities to further expand our addressable market through acquisitions and internal product development. We believe we have significant opportunities in front of us as we are less than 10% penetrated into a total addressable market of over $10 billion.
4.Improve Operating Efficiency
We are also focused on operational efficiency to strengthen the business and position us for long-term success. During 2020, we pivoted to place a greater emphasis on profit in alignment with the balanced approach management takes to operating the business. As a result of the pandemic, our near term visibility into revenue growth was impacted and we took certain actions early on to ensure our liquidity (see Note 2 to our consolidated

2020 Form 10-K	5

Blackbaud, Inc.
financial statements in this report for a discussion of some of these actions) and shifted more of our focus to profitability. Our employees switched to working fully remote at the onset of the pandemic and the business continued operating smoothly. This caused us to re-evaluate our workforce strategy and when employees return to the office, we will have more employees working remotely either part-time or full-time, even within our hub locations. As a result, we revisited our real estate strategy with a focus on optimizing our footprint for the future of work at Blackbaud, including the purchase of our LEED (Leadership in Energy & Environmental Design) Gold certified global headquarters facility in Charleston, South Carolina ("Global Headquarters Facility") and exit of certain office leases globally, as we will not need as much of an office footprint going forward. Our aim is optimizing our office utilization, improving our geographic sales coverage and enhancing our employees' daily experience to improve productivity and effectiveness.
Delight Our Customers
We intend to make our customers' experience with us effective, efficient and satisfying from their initial interest in our solutions and services through their decision to purchase, engage with customer support and implement and use our solutions. We continue to focus on initiatives aimed at improving the consistency and quality of user experience across our offerings. We also continue to evolve the way we package and sell our offerings to provide high quality and value combined with flexibility to meet the unique needs of our existing and prospective customers. For example, we have increased the number of our cloud solutions sold under a subscription pricing model, which can make it easier for customers to purchase our solutions. In addition, we are continuing to integrate value-adding capabilities such as payment services, analytics and business intelligence into our suite of solutions to better address our customers' needs with comprehensive offerings. We will continue to focus on providing the highest level of solution support, enhancing our existing solutions, extending our solutions through open APIs and developing new solutions and services designed to help our customers be more effective and achieve their missions.
Attract and Retain Top Talent and Actively Engage Employee Base
Our higher purpose is to help good take over the world, and we have incredible customers whose missions make the world a better place. Driven by this purpose, our employees come to work every day knowing that they can make a real difference with our customers as they pursue their missions. Collaboration, innovation and high standards are core to our culture and help to enable the great work we do. We strive to hire and retain the best employees and provide a workplace where their talents and potential are realized. For additional information, see “Human Capital Resources” below.
Drive Strength in Our Sector as an Industry Thought Leader
In our nearly 40 years of operation, we have gained significant insight into the overall market and industry segments in which we operate. We produce a wide range of thought leadership resources, including blogs, monthly indices and white papers, which provide insights and guidance to the social good community. We also participate in and convene a number of industry forums, where we exchange views and engage with industry and government leaders. Our annual user conference, bbcon®, serves in part as a forum to offer thought leadership to our customers, as do other market-specific user conferences, events and customer gatherings. The Blackbaud Institute for Philanthropic Impact (the "Blackbaud Institute") brings together leading experts in philanthropy to develop and share leading-edge research and insight that accelerates the impact of the social good community. The research and reports the Blackbaud Institute produces serve to strengthen the social good community as a whole. sgENGAGE, our blog and podcast, provides free best practices resources that drive impact across the social good community, as well.
Last year, we announced our partnership with One Million by One Million ("1Mby1M") to launch the Social Good Start-up Challenge focused on tech start-ups on a mission to solve problems that matter to the social good community. In 2020, we announced we’ve expanded this initiative into the Blackbaud Social Good Startup Program, a year-long accelerator designed to support innovative startups with the potential to impact the ecosystem of good. In alignment with our commitment to diversity in the tech community, we focused our January 2021 cohort on founders from underrepresented backgrounds. Last year, we also announced The Explorer by Blackbaud Institute, the premier online knowledge base for information and statistics about social good. Content is updated regularly and is provided free of charge to the public as a part of Blackbaud’s give-back philosophy. We intend to expand these activities and further build our reputation as a thought leader within the industry.

6	2020 Form 10-K

Blackbaud, Inc.

Solutions and Services
We offer the social good community comprehensive cloud solutions to advance their missions, backed by our data intelligence services, which deliver insights powered by what we believe to be the world's most robust philanthropic data set. Our solutions can be combined with a range of payment processing, analytic and business intelligence services, consulting, training and professional services, as well as maintenance and technical support. The Blackbaud portfolio is delivered primarily through cloud solutions tailored to the unique needs of vertical markets, offering fundraising and relationship management, marketing and engagement, financial management, grant and award management, organizational and program management (such as education management, church management and ticketing), social responsibility, payment services and analytics.
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
Blackbaud Peer-to-Peer Fundraising™, powered by JustGiving™ is one of the world's leading social platforms for giving. Blackbaud Peer-to-Peer Fundraising, powered by JustGiving provides world-class technology and innovative tools to connect people with the causes they care about. By making giving more simple, social and rewarding, this platform helps all causes, charities and people in need to reach more people and raise more money.
Blackbaud Guided Fundraising™ and Blackbaud Volunteer Network Fundraising™ can work together or independently to help higher education institutions meet their advancement targets and development campaign goals. Blackbaud Guided Fundraising is used by institutions seeking to manage all the details behind the sophisticated, person-to-person solicitation strategies that drive fundraising results. Blackbaud Volunteer Network Fundraising helps institutions manage volunteer fundraising campaigns with tools for project management, communication and reporting.
Marketing and Engagement
Blackbaud Luminate Online®, delivered in the cloud, helps our customers better understand their online supporters, make the right ask at the right time and raise money online. It includes tools to build online fundraising campaigns as part of an organization's existing website or as a stand-alone fundraising site. Donation forms, gift processing and tools

2020 Form 10-K	7

Blackbaud, Inc.
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
Blackbaud Financial Aid Management™ offers schools the ability to accept online, customized applications for financial aid and to make better financial aid decisions with a proprietary Hobbies, Interest and Lifestyles ("HIL") profile. The HIL profile provides in-depth information on an applicant, delivering to the school a way to make more informed decisions on how they distribute financial aid awards.
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

8	2020 Form 10-K

Blackbaud, Inc.
Blackbaud Enrollment Management System™ is an enrollment management system that simplifies a school’s admissions process. Blackbaud Enrollment Management System helps admissions teams and prospective families manage and track their progress, from inquiry and application through acceptance and enrollment.
Blackbaud Altru® is a cloud solution that helps arts and cultural organizations consolidate admissions, membership, fundraising, merchandise, marketing and more, giving users a comprehensive view of their supporters. By helping general admissions arts and cultural organizations gain a clear, 360-degree view of their organization, it enables them to operate more efficiently, engage and cultivate patrons and supporters, streamline external and internal communication efforts, and reduce IT costs. Blackbaud Altru contains tools for constituent and membership management, program sales, retail sales and ticketing, volunteer management and events management. It also has sophisticated reporting functionality and tools to manage marketing, communications and fundraising.
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
Social Responsibility
YourCause® Grants Connect® and YourCause CSR Connect® are cloud solutions for employee giving, volunteering, and communication used to support corporate philanthropy by building meaningful connections between corporations, employees and nonprofits. After implementing YourCause solutions, customers typically show significant growth in volunteers, donations, engagement and more. These reported successes demonstrate a larger trend: overall ability to attract employees and customers alike by strengthening a company's reputation.
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
Blackbaud Purchase Cards provide an efficient and convenient alternative to traditional procurement methods and paper-based payables processes such as checks, purchase orders and invoices for travel and operational purchases. Organizations can also set spend controls for individual cardholders, track business expenses across the organization and ensure that policies are being enforced—all managed online and integrated with Blackbaud Financial Edge NXT.
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

2020 Form 10-K	9

Blackbaud, Inc.
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
Customer Success
Our Customer Success organization is responsible for managing the post-sale relationship with our customers, starting at onboarding and continuing through the customer lifecycle. Our Customer Success team develops and fosters relationships within all levels of the customer organization to build more demonstrated value in our solutions and services, while helping customers achieve their desired outcomes. Customer Success Managers work to proactively communicate to drive overall satisfaction and retention of our customer's business. They work to collect and analyze actionable information, whether that is through direct customer relationships or through aggregated analytics that drives future one-to-one or one-to-many interactions. Their goal is to partner with customers to ensure that they are fully engaged and have an advocate within Blackbaud who works to meet their needs. Customer Success Managers bring industry knowledge and expertise to the customer relationship and strive to help our customers achieve positive growth and outcomes.
Customer Support & Maintenance
Most customers that purchase our solutions also enroll in one of our support and maintenance programs. For all our cloud subscription solutions, customer support is automatically included as part of the solution with no additional charge. Customers enrolled in the programs enjoy fast, reliable customer support, receive regular software updates, stay up-to-date with regular communication and have unlimited, around-the-clock access to support resources, including our extensive knowledgebase and forums. Customers who enroll in upgraded support and maintenance plans receive enhanced benefits such as call support priority and dedicated support resources for an additional charge.
Professional and Managed Services
Our expert consultants provide data conversion, implementation and customization services for each of our software solutions. These services include:
•System implementation;
•Data conversion, business process analysis and application customization;
•Database merging and enrichment, and secure credit card transaction processing;
•Database production activities; and
•Website design services.
In addition, we apply our industry knowledge and experience, combined with expert knowledge of our solutions, to evaluate an organization's needs and consult on how to improve a business process.

10	2020 Form 10-K

Blackbaud, Inc.
Training
We provide a variety of onsite, instructor-led online and on-demand training services to our customers relating to the use of our solutions and application of best practices, including our highly-rated Blackbaud University curriculum, through which customers can achieve certifications on Blackbaud software, which can serve as important catalysts for professional growth in the nonprofit industry. Our instructors have extensive training in the use of our solutions and present course material that is designed to include hands-on lab exercises, as well as course materials with examples and problems to solve.

Customers
At the end of 2020, we had over 45,000 global customers including nonprofits, foundations, companies, education institutions, healthcare organizations and other social good entities. There are millions of users of our solutions in more than 100 countries. Our largest single customer accounted for less than 1% of our 2020 consolidated revenue.

Sales and Marketing
Most of our solutions and related services are sold through our direct sales force. Our direct sales force is complemented by a team of business development representatives responsible for sales lead generation and qualification. These sales and marketing professionals are primarily located throughout the United States, the U.K., Canada and Australia. As of December 31, 2020, we had 367 direct sales employees.
We conduct marketing programs to create brand recognition and market awareness for our solutions and services. Our marketing efforts include participation at trade shows, technical conferences and technology seminars, publication of technical and educational articles in industry journals, preparation of competitive analyses and the use of software tools to enhance our digital footprint and drive lead generation. Our customers and strategic partners provide references and recommendations that we often feature in our advertising and promotional activities.
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

Competition
The market for software and related services in the philanthropic industry is competitive and highly fragmented. For certain areas of the market, entry barriers are low, as general tools for small businesses can usually be configured to manage the most basic marketing, contact management, and accounting needs of social good organizations. In parallel, as software development evolves from a highly-complex tradecraft with nuanced understanding of architectural patterns and discrete languages, to click-to-code and drag-and-drop development with natively cloud-based infrastructure, it becomes easier for competitors to quickly spin up basic applications with embedded security and functionality. However, once basic needs are met, programs unique to social good organizations like fundraising, gift and grant management, and peer-to-peer activism require highly specialized tools to configure and transform general business software to match the complexities of the industry. These specialized applications have a higher barrier of entry as they require industry insight to accurately articulate the business workflow that generates the requirements for software products. Moreover, because social good organizations rely heavily on relationships with and among their supporters, integration of systems drives value beyond mere efficiency. Hence, we believe our insight, the full spectrum of our current solutions and our ability to deliver on future solutions makes us a strong competitor. We expect to continue to see new entrants as focus on social investment solutions increases to satisfy Millennial and Gen Z donors, the barriers of entry continue to decline with natively cloud solutions and social good organizations more readily require digital transformation of business processes and data-driven decision making.

2020 Form 10-K	11

Blackbaud, Inc.
Our competition falls into four primary categories:
•Niche products are usually developed as a solution for a single problem at an organization and are adopted by similar organizations to solve a specialized need. These are typically offered by vendors who may have deep industry expertise but may not have the resources to expand beyond a specialized area. We believe we compete against these solutions by offering a set of integrated solutions rather than a single point solution, which we believe improves the overall customer experience. In addition, our open platform allows integration to specialized applications so the opportunity for disruption from these competitors is minimized.
•Vertical-specific solutions are offered by competitors seeking to meet the enterprise-wide needs of a specific sub-segment of social good community. Typically, these solutions are offered by vendors who may offer either a point solution or integrated suite of products used by a vertical. We believe we compete successfully against these competitors through a combination of our integrated suite of offerings within verticals where we compete, offering solutions with market leading robustness as well as the scale, reach, and reputation of our organization.
•General business software vendors, such as Salesforce.com and Oracle, compete with us in certain areas of our business. While there is a growing trend toward social investment that is prompting philanthropic solutions from these general business vendors, most do not have a complete nonprofit specific focus and, therefore, do not offer or intend to offer nonprofit-specific versions for outside sales. However, there is a subset of general business software competitors who have introduced nonprofit-specific versions of their products. These products generally do not satisfy the needs of nonprofits from end-to-end as they were not designed to support the specific needs of nonprofits during the original architecture, design, and requirements elicitation phases; therefore, we believe that because these products were not originally designed for nonprofits, they are not yet fully capable of meeting market needs without significant customization. The significant customization required to transform general business products into nonprofit solutions often requires the use of consultants to guide the implementation, without which, leave the adoption of general business software limited to very basic operations and simple needs. We believe our solutions compete successfully against general business software as a nonprofit’s needs grow more complex. As a result, we believe we can compete successfully to meet nonprofit-specific requirements, often integrating with general business platforms used for their more generalized operations.
•Consumer-oriented fundraising platforms, such as GoFundMe, Virgin Money Giving and Facebook compete with our business where consumers raise funds directly. To drive adoption of their platforms, these vendors rely on a combination of direct-to-consumer marketing, marketing to nonprofits who in turn market to their supporters, and marketing to intermediate entities such as an event sponsor who will market to participants. We believe we compete well in this market through a combination of positive brand recognition among all three of these groups and the combination of our consumer- and organization-oriented tools relative to those of the competition.
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

Technology and Architecture
Blackbaud SKY provides the foundation for all of Blackbaud’s cloud solutions, enabling highly available and easy-to-use cloud capabilities that integrate seamlessly and offering best-in-class infrastructure, integrated shared services, and modern, effective, purpose-built solutions. The platform’s service-oriented architecture organizes application features into independently deployable services and then leverages these self-contained services as integrated capabilities across our solution portfolio. This enables rapid innovation with high levels of reliability, availability and security, and lets Blackbaud evolve services over time at asymmetric paces as tech trends and tools emerge. Blackbaud SKY prioritizes customer value, including risk management, and speed of delivery. It enables rapid releases, scalable and high-quality services, and speedy time to market. Blackbaud SKY also provides a toolset for customers, partners, and developers to create and deploy self-contained services within the Blackbaud SKY ecosystem. SKY API enables developers to augment Blackbaud solutions with industry-standard REST APIs, standards-based authentication protocols, and a best-in-class developer experience. SKY UX allows developers to create applications with the same consistent, cohesive user interface

12	2020 Form 10-K

Blackbaud, Inc.
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
The development strategy for all Blackbaud cloud solutions emphasizes:
•Flexibility: Customers can extend our component-based architecture to accommodate changing demands without modifying source code.
•Adaptability: The architecture of our applications allows us to easily add functionality or integrate with third-party applications to adapt to customer needs and market demands.
•Scalability: Scalable architecture and the performance, capacity and load balancing of our customers' industry-standard web servers and databases ensure that applications can scale to meet the needs of large organizations.

Intellectual Property and Other Proprietary Rights
To protect our intellectual property, we rely on a combination of patent, trademark, copyright and trade secret laws in various jurisdictions, as well as employee and third-party nondisclosure agreements and confidentiality procedures. We maintain many trademarks, including, but not limited to “Blackbaud,” “Raiser's Edge NXT” and “Luminate.” We currently have one active patent on our technology and have two pending patent applications.

Human Capital Resources
As of December 31, 2020, we had over 3,100 employees, none of whom are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are strong.
We benefit from an engaged and driven employee base motivated to join the company by our higher purpose, which is "to help good take over the world." Our purpose attracts talented, competitive applicants, with 92% of employees saying our focus on social good organizations was a driver in their decision to join the company. This differentiator not only builds stronger employee engagement, but it helps us to provide a higher level of service to our customers across the social good community, with 92% of employees reporting that they actively serve as volunteers and 23% serving on a nonprofit board or committee — direct experience that enables them to better serve our customer base.
Blackbaud also attracts talented employees through effective and targeted recruiting strategies. In 2020, Blackbaud announced the launch of a new workforce strategy, allowing for many employees to have the option to work from other geographic locations within the country of the position, helping to expand the pool of qualified applicants for roles.
Employee engagement is a focus at Blackbaud, and we continually work to understand what matters and to make our workplace better to attract, develop, and retain talent. Every manager at Blackbaud is required to take a multi-course "Engagement Labs" training designed to equip them with the practical skills to ensure their teams are highly engaged. We assess and measure progress on engagement and growth opportunities at the individual level through quarterly check-ins and a global career framework that guides employee progression on both management and individual contributor career paths; we also assess engagement on the team and company level through regular employee surveying. We enable employees to have opportunities for career development through on-demand and company-led trainings. Our compensation framework is designed so that employees are compensated equitably and competitively, including through base salary, variable pay, equity awards and benefits. We also seek to support the whole person, through benefits that support wellness and financial health.
Ultimately, we believe that Blackbaud is an excellent place to work due to our active participation in the Ecosystem of Good®: we govern our business ethically, contribute to causes and communities that matter to our employees through corporate philanthropy, we pursue sustainability, and we work every day to ensure our workplace is supportive, inclusive and engaging. We offer an array of philanthropy programs aimed at engaging our employees as agents of good, including matching gifts, competitive grants that honor noteworthy examples of volunteerism, employee-led

2020 Form 10-K	13

Blackbaud, Inc.
grant committees, skills-based volunteerism initiatives, as well as science, technology, engineering and mathematics focused community programs.
Our commitment to diversity, equity and inclusion supports our efforts to attract, develop and retain a high-performing employee base. In September 2020, we welcomed our first Diversity and Inclusion Officer, as part of our strategy to further accelerate our diversity, inclusion and belonging efforts, while continuing to strengthen relationships with our people and the communities in which we operate. This new leadership focus will amplify and accelerate the significant initiatives already in place at Blackbaud, including: ongoing unconscious bias workshops; respect in the workplace training for all employees and enhanced training for managers; business networking affinity groups, including veterans, LGBTQ employees, women in technology, women in sales, African American employees and employees interested in sustainability.

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

Information About Our Executive Officers
The following table sets forth information concerning our executive officers as of February 15, 2021:

Name	Age	Title
Michael P. Gianoni	60	President and Chief Executive Officer
Anthony W. Boor	58	Executive Vice President and Chief Financial Officer
Kevin P. Gregoire	53	Executive Vice President and President, Enterprise Markets Group
Kevin R. McDearis(1)	53	Executive Vice President and Chief Products Officer
Kevin W. Mooney	62	Executive Vice President and President, General Markets Group
Jon W. Olson	57	Senior Vice President and General Counsel
(1)Mr. McDearis was designated by our Board of Directors as an executive officer as defined in Rule 3b-7 of the Exchange Act effective January 1, 2021.
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

14	2020 Form 10-K

Blackbaud, Inc.
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
Kevin R. McDearis has served as our Executive Vice President and Chief Products Officer since October 2016. He joined us in August 2014 as our Senior Vice President of Global Product Development. Prior to joining us, Mr. McDearis was the Chief Information Officer at Manhattan Associates, Inc., a technology leader in supply chain and omnichannel commerce, from August 2012 to July 2014. He was responsible for leading a global IT organization in strategy development, organization development, portfolio and project management, software and infrastructure engineering, service delivery and operations. Prior to that, Mr. McDearis served as Chief Technology Officer for the Enterprise Technology Group and other key leadership positions at Fiserv (formerly CheckFree), a global technology provider serving the financial services industry, from October 1996 to August 2012. Mr. McDearis serves on the Board of Directors for the USS Yorktown Foundation. He also served on the Board of Directors of the Technology Association of Georgia ("TAG") from 2011 to 2016 and as Vice Chairman of the Board in 2014. He holds a BS in Management from The Georgia Institute of Technology.
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

2020 Form 10-K	15

Blackbaud, Inc.
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
To meet our objectives successfully, we must attract and retain highly qualified personnel with specialized skill sets. If we are unable to attract and retain suitably qualified management, there could be a material adverse impact on our business.
Further, we use equity incentive programs and equity awards in lieu of cash as part of our overall employee compensation agreements to both attract and retain personnel. A decline in our stock price could negatively impact the value of these equity incentive and related compensation programs as retention and recruiting tools. We may need to create new or additional equity incentive programs and/or compensation packages to remain competitive, which could be dilutive to our existing stockholders and/or adversely affect our results of operations.
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

16	2020 Form 10-K

Blackbaud, Inc.
expected success in implementing this strategic shift could negatively impact our total revenue growth and financial performance.
The market for software and services for the social good community might not grow and the organizations in that community might not continue to adopt our solutions and services.
Many organizations in the social good community, including nonprofits, foundations, companies, education institutions and healthcare organizations, have not traditionally used integrated and comprehensive software and services for their specific needs. We cannot be certain that the market for such solutions and services will continue to develop and grow or that these organizations will elect to adopt our solutions and services rather than continue to use traditional, less automated methods, attempt to develop software internally, rely upon legacy software systems, or use software solutions not specifically designed for this market. Organizations that have already invested substantial resources in other fundraising methods or other non-integrated software solutions might be reluctant to adopt our solutions and services to supplement or replace their existing systems or methods. In addition, the implementation of one or more of our software solutions can involve significant capital commitments by our customers, which they may be unwilling or unable to make, especially due to disruption in the social good community due to COVID-19. If demand for and market acceptance of our solutions and services does not increase, we might not grow our business as we expect.
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
Doing business internationally involves additional risks that could harm our operating results. Along with risks similar to those faced by our U.S. operations, our international operations are also subject to risks related to differing legal, political, social and regulatory requirements and economic conditions, including:
•the imposition of additional withholding taxes or other tax on our foreign income, tariffs or restrictions on foreign trade or investment, including currency exchange controls;
•greater risk of a failure of our employees and partners to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and any trade regulations ensuring fair trade practices; and
•the imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, including those pertaining to export restrictions, privacy and data protection, trade and employment restrictions and intellectual protections.

2020 Form 10-K	17

Blackbaud, Inc.
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

18	2020 Form 10-K

Blackbaud, Inc.
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
The U.K.'s departure from the European Union ("E.U.") could adversely affect us.
The U.K. held a referendum on June 23, 2016 on its membership in the E.U., in which a majority of U.K. voters voted to exit the E.U. (commonly referred to as "Brexit"). Thereafter, the E.U. and the U.K. engaged in extensive negotiations designed to reach agreement regarding the future terms of the U.K.'s relationship with the E.U. Effective January 31, 2020, the U.K. is no longer a member of the E.U., and an agreed post-Brexit transition period expired on December 31, 2020. Effective January 1, 2021, the relationship between the U.K. and the E.U. is governed primarily by the new Trade and Cooperation Agreement (the “TCA”), which sets forth, among other things, terms regarding the trade of goods and services, workers’ rights and social and environmental matters. Separate negotiations are expected to continue regarding, among other things, data sharing, data privacy and financial services, and certain terms of the TCA contain agreed expiration dates. Because we currently conduct business in the U.K. and in Europe, the U.K.’s exit from the E.U. under such circumstances creates uncertainty and could affect the business of and/or our relationships with our customers and partners as well as the value of the British Pound and the Euro relative to the U.S. dollar. The ultimate effects of Brexit on us, including those mentioned above and others we cannot now anticipate, are difficult to predict and could adversely affect our business, business opportunities, results of operations or financial condition in both the short-term and thereafter.

Operational Risks
The COVID-19 pandemic has disrupted, and is expected to continue to disrupt, our business, which is likely to adversely affect our operations and financial performance.
The outbreak of COVID-19 in countries across the globe, including each country in which we currently operate, has adversely impacted the U.S. and global economies. We have experienced disruptions to our business thus far from COVID-19, and the pandemic continues to impact each of our markets. Governmental authorities have taken, and continue to take, countermeasures to slow the outbreak, including shelter-in-place and business closure orders and large-scale restrictions on travel. Furthermore, because the pandemic is a rapidly evolving situation, we cannot anticipate with certainty the length, scope or severity of such restrictions in the jurisdictions in which we operate.
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

2020 Form 10-K	19

Blackbaud, Inc.
We believe that COVID-19 has impacted and will continue to impact all of our vertical markets across all of our geographies to some degree, but the significance and duration of the impact on our business cannot be determined at this time due to numerous uncertainties, including the duration of the outbreak, travel restrictions and business closures, the effectiveness of vaccination programs and other actions taken to contain the disease and other unforeseeable consequences. This impact could include:
•further declines in customer demand and our ability to build pipeline of new customer contracts;
•continued elongated sales cycles;
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
•risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms);
•the adequacy of our cash flows and earnings and other conditions that may affect our liquidity;
•disruptions to our technology network and other critical systems; and
•impairment charges against our goodwill and other intangible assets, operating lease right-of-use assets and other long-lived assets.
We believe that business disruption relating to COVID-19 will continue to negatively impact the U.S. and global economies and may continue to materially adversely impact our business, financial condition and results of operations.
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
Because our customers use these services for important aspects of their businesses, any defects, delays or disruptions in service or other performance problems with our services could hurt our reputation and damage our customers' businesses. If that occurs, customers could elect to cancel their service, delay or withhold payment to us, not purchase from us in the future or make claims against us, which could result in an increase in our provision for credit losses, an increase in collection cycles for accounts receivable or the expense and risk of litigation. Any of these could harm our business and reputation.
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

20	2020 Form 10-K

Blackbaud, Inc.
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
If we are unable, or our customers believe we may be unable, to detect and prevent unauthorized use of payment card or other private financial or personal information, we could be subject to financial liability, our reputation could be harmed and customers may be reluctant to use our solutions and services.
The rules of payment card associations in which we participate require that we comply with Payment Card Industry Data Security Standard ("PCI DSS") in order to preserve security of payment card data. Under PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of payment card data to help prevent card fraud. Conforming our solutions and services to PCI DSS or other payment services related regulations or requirements imposed by payment networks or our customers or payment processing partners is expensive and time-consuming. However, failure to comply may subject us to fines, penalties, damages and civil liability, may impair the security of payment card data in our possession, and may harm our reputation and our business prospects, including by limiting our ability to process transactions. All Blackbaud products in scope for PCI DSS compliance meet applicable PCI DSS security requirements.
In addition, we routinely subject our various data protection processes and controls to voluntary third-party review, audit or reporting, including, for example, the American Institute of Certified Public Accountants’ System and Organization Controls (“SOC”) reporting. Failure to conduct these voluntary data protection process and control reviews or to obtain and maintain unqualified audits or reports covering our data protection processes and controls may harm our reputation or our business prospects and our ability to market our solutions to our customers.
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
Like many major businesses, we are, from time to time, a target of cyberattacks, phishing and social engineering schemes, such as the Security Incident (as described in Note 11 to our consolidated financial statements in this report), and we expect these threats to continue, some of which may be successful to varying degrees. Because the numerous and evolving cybersecurity threats used to obtain unauthorized access, disable, degrade or sabotage systems have become increasingly more complex and sophisticated, it may be difficult to anticipate these acts or to detect them for periods of time, as with the Security Incident, and we may be unable to respond adequately or timely. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.
A compromise of our data security, such as the Security Incident, that results in customer or customer constituent personal or payment card data being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity and could result in litigation against us or the imposition of fines and penalties. We might be required to expend significant additional capital and other resources to rectify problems caused by a security breach, including notification under data privacy laws and regulations, and incur expenses related to remediating our information security systems. (See Note 11 to our consolidated financial statements in this report for such information related to the Security Incident.) Even though we carry cyber-technology insurance policies that may provide insurance coverage under certain circumstances, we might

2020 Form 10-K	21

Blackbaud, Inc.
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
As previously disclosed, on July 16, 2020, we first contacted certain customers to inform them about the Security Incident, including that in May 2020 we discovered and stopped a ransomware attack. Prior to our successfully preventing the cybercriminal from blocking our system access and fully encrypting files, and ultimately expelling them from our system with no significant disruption to our operations, the cybercriminal removed a copy of a subset of data from our self-hosted environment. Although the nature of the incident, our research and third party (including law enforcement) investigation have provided no reason to believe that any data went beyond the cybercriminal, was or will be misused, or will be disseminated or otherwise made available publicly, our investigation into the Security Incident remains ongoing and may provide additional information.
To date, we have received approximately 570 claims for reimbursement of expenses from customers or their attorneys related to the Security Incident (none of which have as yet been filed in court or in arbitration) and are in the process of assessing what, if any, liability may exist pursuant to such claims. Possible exposure could result from our customers’ costs and expenses associated with notifying their own constituents of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. In addition, presently, we are a defendant in 30 putative consumer class action cases [27 in U.S. federal courts (some of which have been consolidated under multi district litigation to a single federal court), 1 in a U.S. state court and 2 in Canadian courts] alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. To date, we also have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 44 state Attorneys General and the District of Columbia relating to the Security Incident. In addition, we have received communications, inquires and requests from the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the U.S. Securities and Exchange Commission, the Information Commissioner’s Office in the United Kingdom (the “ICO”) under the U.K. Data Protection Act 2018, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada. (See Note 11 to our consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters.)
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
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. (See Note 11 to our consolidated financial statements included in this report.) Although we carry cyber-technology insurance designed to protect us against certain losses related to cybersecurity events, that insurance coverage may not be sufficient to cover all expenses or other losses (including fines) or all types of claims that may arise in connection with cyberattacks, security compromises and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.

22	2020 Form 10-K

Blackbaud, Inc.
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
Our subscription arrangements are generally for a term of three years at contract inception with one to three-year renewals thereafter. Most of our maintenance arrangements are for a one-year term. As the end of the contract term approaches, we seek the renewal of the agreement with the customer. Historically, subscription and maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their subscriptions or maintenance and support arrangements with us on beneficial terms or at all, our business, operating results and financial condition could be harmed. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions and services and their ability to continue their operations and spending levels due to COVID-19 or otherwise.

2020 Form 10-K	23

Blackbaud, Inc.
We significantly increased our leverage in connection with acquisitions.
We incurred a substantial amount of indebtedness in connection with acquisitions and the purchase of our Global Headquarters Facility. As a result of this indebtedness, our interest payment obligations have increased. The degree to which we are leveraged could have adverse effects on our business, including the following:
•Requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends, share repurchases and other general corporate purposes;
•Limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•Restricting us from making additional strategic acquisitions or exploiting business opportunities;
•Placing us at a competitive disadvantage compared to our competitors that have less debt;
•Limiting our ability to borrow additional funds; and
•Decreasing our ability to compete effectively or operate successfully under adverse economic and industry conditions.
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
As of December 31, 2020, we had $635.9 million and $277.5 million of goodwill and intangible assets, respectively. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of an asset is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. Changes in circumstances that could indicate that the carrying value of goodwill or intangible assets may not be recoverable include declines in our stock price, market capitalization, cash flows and slower growth rates in our industry. We cannot accurately predict the likelihood or potential amount and timing of any impairment of goodwill or other intangible assets. An impairment of a significant portion of goodwill or intangible assets could materially and negatively affect our results of operations and financial condition.
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

24	2020 Form 10-K

Blackbaud, Inc.
We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves.
Although our board of directors has authorized a stock repurchase program that does not have an expiration date, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program will diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. (See Note 14 to our consolidated financial statements in this report for additional information related to our stock repurchase program.)
We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a charge against our earnings.
As of December 31, 2020, we had deferred tax assets of $92.7 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors. For example, during 2020, we recorded an increase in our valuation allowance attributable to state tax credit carryforwards for which we do not expect to realize benefit. (See Note 12 to our consolidated financial statements in this report for additional details.) If a deferred tax asset net of our valuation allowance was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made. Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely affected.
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

2020 Form 10-K	25

Blackbaud, Inc.
the California Consumer Privacy Act of 2018, which became effective January 1, 2020, and may apply to some of our customers and areas of business. Even technical violations of these laws may result in penalties that are assessed for each non-compliant transaction.

Blackbaud, and some of our customers, may be subject to the E.U. General Data Protection Regulation (“GDPR”), which became effective in the E.U. in May 2018 and its provisions continue to apply in the U.K. after Brexit by virtue of legislation incorporating the GDPR into U.K. data protection law, known as the "UK GDPR." The law requires companies to meet requirements regarding the handling of personal data, including rights such as the portability of personal data. We completed an extensive program of product and operational changes to address GDPR requirements and all future solutions sold to customers subject to GDPR must include GDPR features. The implementation of GDPR has affected our ability to offer some features and services to customers in the E.U. and U.K. Furthermore, actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase, which could impact us through increased costs or restrictions on our business, and noncompliance could result in significant regulatory penalties and legal liability.
If our customers or we were found to be subject to and in violation of any privacy or data protection laws or regulations, our business may be materially and adversely impacted and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on our customers and us and make it more difficult for donors to make online donations. (See Note 11 to our consolidated financial statements included in this report for a description of the Security Incident and related legal proceedings and regulatory matters.)
We are in the information technology business, and our solutions and services store, retrieve, transfer, manipulate and manage our customers’ information and data. The effectiveness of our software solutions relies on our customers’ storage and use of data concerning their donors, including financial, personally identifying and other sensitive data and our business uses similar systems that require us to store and use data with respect to our customers and personnel. Our collection and our customers’ collection and use of this data might raise privacy and data protection concerns and negatively impact our business or the demand for our solutions and services. If a breach of data security, such as the Security Incident, were to occur, or other violation of privacy or data protection laws and regulations were to be alleged, our business may be materially and adversely impacted and solutions may be perceived as less desirable, which would negatively affect our business and operating results.
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

26	2020 Form 10-K

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

2020 Form 10-K	27

Blackbaud, Inc.
manner. Issuance of these shares of preferred stock could have the effect of making it more difficult and more expensive for a person or group to acquire control of us, and could effectively be used as an anti-takeover device. Currently there are no shares of our preferred stock issued or outstanding. Our bylaws provide for an advance notice procedure for stockholders to nominate director candidates for election or to bring business before an annual meeting of stockholders, including proposed nominations of persons for election to our board of directors, and limit the persons who may call special meetings of stockholders. The anti-takeover provisions of Delaware law and provisions in our organizational documents may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own our LEED Gold certified Global Headquarters Facility in Charleston, South Carolina, which consists of approximately 172,000 square feet. During 2020, we purchased the building, fixtures and other improvements and parcels of land that constitute our Global Headquarter Facilities. In addition, we terminated the lease of our Customer Operations Center (which was our former headquarters facility) in Charleston, South Carolina, on December 31, 2020.
We lease or have purchased the right to use additional office space in Austin, Texas; Bedford, New Hampshire; Glasgow, Scotland; London, England; Plano, Texas; St. Paul, Minnesota; Sydney, Australia; and Toronto, Canada, among other locations. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
ITEM 3. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 11 to our condensed consolidated financial statements in this report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

28	2020 Form 10-K

Blackbaud, Inc.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “BLKB.” As of February 10, 2021, there were approximately 96 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock. On February 10, 2021, the closing price of our common stock was $78.34.

Stock Performance Graph
The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index. The graph covers the most recent five-year period ended December 31, 2020. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2015, and that all dividends are reinvested.

December 31,	2015	2016	2017	2018	2019	2020
Blackbaud, Inc.	$100.00	$97.92	$145.40	$97.30	$123.87	$89.73
Nasdaq Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
Nasdaq Computer & Data Processing Index	100.00	107.35	150.04	152.52	213.66	305.01

2020 Form 10-K	29

Blackbaud, Inc.

Common Stock Acquisitions and Repurchases
The following table provides information about shares of common stock acquired or repurchased during the three months ended December 31, 2020 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, October 1, 2020				$50,000
October 1, 2020 through October 31, 2020	—	$—	—	50,000
November 1, 2020 through November 30, 2020	2,733	50.01	—	250,000
December 1, 2020 through December 31, 2020	714,049	57.42	714,000	208,999
Total	716,782	$57.40	714,000	$208,999
(1)Includes 2,782 shares (2,733 in November and 49 in December) withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In November 2020, our Board of Directors reauthorized and expanded our stock repurchase program to authorize us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date.

Dividends
Our Board of Directors had previously adopted a dividend policy which reflected an intention to distribute to our stockholders a portion of the cash generated by our business that exceeds our operating needs and capital expenditures as regular quarterly dividends.
In accordance with our previous dividend policy, we paid quarterly dividends at an annual rate of $0.48 per share in 2019, resulting in aggregate dividend payments to stockholders of $23.6 million in 2019.
As a part of a series of measures to better enable us to weather the extraordinary business challenges occasioned by COVID-19 and further effect our long-term strategy to deliver the greatest value to our stockholders, we announced on April 6, 2020 that our Board of Directors had rescinded its previously announced policy to pay an annual dividend at a rate of $0.48 per share of common stock and discontinued the declaration and payment of all cash dividends beginning with the second quarter of 2020 and thereafter until such time, if any, as the Board of Directors may determine in its sole discretion. As a result, we paid a first quarter dividend of $0.12 per share in 2020 resulting in aggregate dividend payments to stockholders of $6.0 million, but no further dividends were declared or paid in 2020. We currently do not anticipate declaring or paying any cash dividends for the foreseeable future.

30	2020 Form 10-K

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

	Year ended December 31,
(in thousands, except per share data)	2020	2019(1)	2018	2017(2)	2016(2)
SUMMARY OF OPERATIONS
Total revenue	$913,219	$900,423	$848,606	$788,487	$731,642
Total cost of revenue	428,065	418,424	381,742	361,904	339,220
Gross profit	485,154	481,999	466,864	426,583	392,422
Total operating expenses	447,911	454,854	407,447	358,405	324,198
Income from operations	37,243	27,145	59,417	68,178	68,224
Net income	7,717	11,908	44,841	73,633	45,404
PER SHARE DATA
Basic net income	$0.16	$0.25	$0.95	$1.58	$0.98
Diluted net income	0.16	0.25	0.93	1.54	0.96
Cash dividends	0.12	0.48	0.48	0.48	0.48
BALANCE SHEET DATA
Total assets	$2,044,734	$1,992,963	$1,615,305	$1,797,846	$1,345,009
Deferred revenue, including current portion	316,914	316,137	298,555	278,706	250,289
Total debt, including current portion	531,033	467,100	387,124	438,224	342,393
Total long-term liabilities	605,180	607,362	435,867	486,946	396,466
(1)Reflects the impact of adopting Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) in 2019, on a prospective basis. See Note 2 of our consolidated financial statements in this report for further discussion.
(2)Reflects the impact of adopting ASU 2014-09, Revenue from Contracts with Customers (Topic 606) in 2018, on a retrospective basis.

2020 Form 10-K	31

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, higher education institutions, K–12 schools, healthcare organizations, faith communities, arts and cultural organizations, foundations, companies and individual change agents—we connect and empower organizations and individuals to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for nearly four decades, we are headquartered in Charleston, South Carolina, and have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom. As of December 31, 2020, we had over 45,000 global customers.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; (ii) providing payment and transaction services; (iii) providing software maintenance and support services; and (iv) providing professional services, including implementation, consulting, training, analytic and other services.
COVID-19 Impact
The outbreak of COVID-19 in countries across the globe, including each country in which we currently operate, has adversely impacted the U.S. and global economies. We began 2020 with strong execution against our financial plan. In March 2020, we began to experience disruptions to our business from COVID-19, and the pandemic continues to impact each of our markets.
To better enable us to weather the extraordinary business challenges brought about by the global COVID-19 pandemic, to protect the safety and welfare of our employees, and to further effect our long-term strategy to deliver the greatest value to our stockholders, we have taken several actions. These measures taken are expected to provide us the financial flexibility needed to manage a wide array of outcomes that may result from COVID-19. See Note 2 to our condensed consolidated financial statements in this report for a discussion of some of these actions. In addition to the actions we have taken to date, we are continuously evaluating further possible actions in order to respond quickly to rapidly changing conditions, if needed.
The economic impact of COVID-19 on the social good industry remains uncertain. With our existing and prospective customers remaining cautious in their purchase decisions, we expect that our operating environment may continue to be challenging in 2021 and potentially beyond, as discussed below. Notwithstanding these conditions, we remain focused on continuing to execute our four-point growth strategy and strengthening our leadership position.

32	2020 Form 10-K

Blackbaud, Inc.
Four-Point Growth Strategy

1	Delight Customers with Innovative Cloud Solutions

2	Drive Sales Effectiveness

3	Expand Total Addressable Market

4	Improve Operating Efficiency

1.Delight Customers with Innovative Cloud Solutions
This strategy reflects our relentless focus on driving value and outcomes for our customers through our solutions. Blackbaud SKY®, our platform for cloud innovation, is a core tenant of this strategy and continues to power an elevated level of innovation by our engineers. It is also enabling our growing ecosystem of partners who are also passionate about social good, to extend and expand the capabilities available to our customers. During 2020, we continued making critical investments in research and development and increased our engineering hiring during the fourth quarter. We also released the Blackbaud Marketplace during 2020, offering curated third-party apps, enabling organizations of all types and sizes to discover new ways to amplify their impact by enhancing their best-of-breed Blackbaud solutions with specialized capabilities like connecting bidders at fundraising auctions, tracking branded merchandise purchased in an online store or texting volunteers about an upcoming event.
The customers we serve require vertical specific business solutions to automate their operations. Throughout 2020 we have remained focused on driving value and outcomes for our customers. We reprioritized and expedited product enhancements to support our customers needs, especially in light of COVID-19 and the continued shift to virtual, digital-first operating models. For example, we released fitness tracking integration in Blackbaud’s peer-to-peer fundraising portfolio, a new virtual prayer wall enabling congregants at houses of worship to share and respond to prayer requests online, text messaging capabilities for scholarship directors and higher education institutions to ensure no funds were going unutilized and expanded the global capabilities of YourCause CSRConnect making it easier for companies to bring employees across geographies together in support of causes around the world.
Blackbaud Peer-to-Peer Fundraising powered by JustGiving continues to gain traction. During 2020, we migrated everydayhero customers over to Blackbaud Peer-to-Peer Fundraising powered by JustGiving and sunset the everydayhero product as we continue to rationalize our portfolio while continuing to delight our customers with innovative cloud solutions.
2.Drive Sales Effectiveness
We have been investing in sales and marketing to better address our market opportunity with a focus on digital lead generation. One way we are equipping our salesforce to be more effective is by investing in the necessary technology and resources to efficiently drive an increased number of quality leads and better cover our large addressable market. We have implemented software tools to enhance our digital footprint and drive lead generation across the company. We are taking a multi-touch attribution approach to measuring the effectiveness of our marketing campaigns to drive efficiency in our go-to-market efforts and improve returns on our marketing dollars. This is just one of many examples of how we are optimizing our structure, tools and processes to better address our large vertical market opportunities. We have also taken lessons learned throughout 2020 and re-evaluated elements of our go-to-market strategy with a digital-first mindset and we have a significant opportunity to leverage the investments into digital to reduce our customer acquisition cost and increase our sales velocity, ultimately, driving a more scalable and cost-effective go-to-market model.
3.Expand TAM
We did not complete any acquisitions during 2020 as we have remained vigilantly focused on supporting our customers and employees during this time. We remain active in the evaluation of opportunities to further expand

2020 Form 10-K	33

Blackbaud, Inc.
our addressable market through acquisitions and internal product development. We believe we have significant opportunities in front of us as we are less than 10% penetrated into a total addressable market of over $10 billion.
4.Improve Operating Efficiency
We are also focused on operational efficiency to strengthen the business and position us for long-term success. During 2020, we pivoted to place a greater emphasis on profit in alignment with the balanced approach management takes to operating the business. As a result of the pandemic, our near term visibility into revenue growth was impacted and we took certain actions early on to ensure our near-term liquidity (as discussed above) and shifted more of our focus to profitability. Our employees switched to working fully remote at the onset of the pandemic and the business continued operating smoothly. This caused us to re-evaluate our workforce strategy and when employees return to the office, we expect to have more employees working remotely either part-time or full time, even within our hub locations. As a result, we revisited our real estate strategy with a focus on optimizing our footprint for the future of work at Blackbaud, including the purchase of our LEED Gold certified Global Headquarters Facility and exit of certain office leases globally. Our aim is optimizing our office utilization, improving our geographic sales coverage and enhancing our employees' daily experience to improve productivity and effectiveness.
Financial Summary

Total Revenue ($M)	Income from Operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $12.8 million during 2020, driven largely by the following:

+	Increase in transactional revenue, including an accelerated shift toward virtual and online fundraising and charitable giving related to COVID-19
+	Increase in contractual recurring revenue related to positive demand from customers across our portfolio of cloud solutions
-	Decrease in one-time consulting revenue primarily from less one-time sales related to changes in our compensation plans to place greater emphasis on subscription sales of our cloud solutions
-	Decrease in one-time analytics revenue as analytics are generally integrated in our cloud solutions

34	2020 Form 10-K

Blackbaud, Inc.
Income from operations increased by $10.1 million during 2020, driven largely by the following:

+	Growth in total revenue, as described above
+
Decrease in compensation costs (excluding stock-based compensation expense) of $43.7 million primarily associated with the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards, which are being recognized as stock-based compensation expense between May 1, 2020 and May 1, 2021. These awards may be earned and become eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us

+	Decrease in travel costs of $11.0 million due to our restriction on non-essential employee travel in response to the COVID-19 pandemic
+	Decrease in amortization of intangible assets from business combinations of $8.2 million
+	Decrease in restructuring costs of $5.6 million as our facilities optimization restructuring plan was largely completed as of December 31, 2019
+	Decrease in acquisition-related expenses and integration costs of $3.3 million
-	Increase in stock-based compensation expense of $28.6 million primarily related to the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards
-
Increase in real estate activity costs of $23.1 million due to our workforce strategy changes in response to the COVID-19 pandemic. For additional details, see "Results of Operations - General and administrative" below.

-	Increase in corporate costs of $6.3 million primarily related to increases in bad debt expense; for additional details, see Note 2 to our consolidated financial statements in this report
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
There are three primary revenue categories with related business drivers that we continue to monitor closely in light of the COVID-19 pandemic:
1.Contractual Recurring Revenue (approximately two thirds of total revenue in 2020)
Recurring subscription contracts are typically for a term of three years at contract inception, billed annually in advance, and we have been for several years successfully shifting our legacy customer base away from annual renewals and moving them onto multi-year renewal contracts. Our contracted recurring revenue has performed well as our renewal rate during 2020 finished favorable to our original plan. We expect the shortfall in bookings during 2020 to put pressure on our revenue growth during 2021. We are closely monitoring our customer receivable balances, payment terms, and creditworthiness. While we experienced an increase in our aging of receivables during the second and third quarters of 2020 primarily associated with the COVID-19 pandemic, we have seen some improvement in our customers' payment behavior since that time. We also saw fewer of our customers go out of business during 2020 than 2019, which demonstrated the resiliency of our market.
2.Transactional Revenue (approximately one quarter of total revenue in 2020)
Transactional revenue is non-contractual and less predictable given the susceptibility to certain drivers such as timing and number of events and marketing campaigns, as well as fluctuations in donation volumes and tuition payments. We have historically experienced seasonal highs during the fourth quarter due to year-end giving campaigns and during the second quarter when a large number of events are held. During the fourth quarter, we saw our payments transaction volumes exceed our expectations due primarily to year-end giving to our customers. For the full year, we saw the negative impact of many in-person events being postponed or canceled. Social good organizations have been forced to employ new strategies to maintain momentum with current supporters while capturing the attention of potential new donors. We continue to support our customers in adapting to these circumstances through virtual campaigns and events.

2020 Form 10-K	35

Blackbaud, Inc.
3.Bookings
Our first quarter has historically been the seasonal low for bookings, with the second and fourth quarters historically being seasonally higher, and our bookings tend to be back-end loaded within individual quarters given our quarterly quota plans. During 2020, we had a significant shortfall in bookings compared to both our original plan for the year and our prior year performance, as we experienced challenges in building pipeline after the start of the pandemic. Given our ratable revenue recognition model for our recurring subscription contracts and implementation periods, we expect that the declines in our 2020 bookings performance will have a greater negative impact on our 2021 revenue than it did our 2020 revenue. We believe the current environment has put a greater emphasis on investing in digital and cloud solutions and are optimistic this may result in an increase in pipeline and bookings at some point in 2021.
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

Customer Retention

Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides a better representation of our customers' overall behavior. During 2020 and 2019, approximately 93% and 92%, respectively, of our customers with recurring revenue contracts were retained. This customer retention rate reflects our efforts to rationalize our portfolio of solutions and migrate customers from legacy solutions towards our next generation cloud solutions. We are investing in innovation, which we believe will increase customer retention over the long-term.
Balance Sheet and Cash Flow
At December 31, 2020, our cash and cash equivalents were $35.8 million and the carrying amount of our debt under the 2020 Credit Facility was $467.1 million. Our net leverage ratio was 1.75 to 1.00.
During 2020, we generated $148.0 million in cash flow from operations, primarily from operating cost reductions put in place in response to COVID-19 and the increased use of stock-based compensation. During 2020, we had a net increase in borrowings of $0.9 million, we returned $47.0 million to stockholders by way of share repurchases and dividends, and had cash outlays of $71.8 million for purchases of property and equipment and capitalized software development costs. A larger amount of cash was spent on property and equipment during 2020 primarily due to the purchase of our Global Headquarters Facility.

36	2020 Form 10-K

Blackbaud, Inc.

Results of Operations
Reportable segment
We report our operating results and financial information in one operating and reportable segment. See Note 16 of our consolidated financial statements in this report for additional information.
Comparison of 2020 vs. 2019 and 2019 vs. 2018
Acquisitions
During 2019 and 2018, we acquired companies that provided us with strategic opportunities to expand our TAM and share of the philanthropic giving market through the integration of complementary solutions and services to serve the changing needs of our customers. The following are the companies we acquired and their respective acquisition dates:
•YourCause Holdings, LLC ("YourCause") on January 2, 2019
•Reeher LLC ("Reeher") on April 30, 2018
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition. We determined that the YourCause and Reeher acquisitions were not material business combinations; therefore, revenue and earnings since the acquisition dates and pro forma information are not required or presented. See Note 3 to our consolidated financial statements in this report for a summary of these acquisitions.
Revenue and Cost of Revenue

Recurring
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
Recurring revenue is comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, hosting services, payment services, online training programs, subscription-based analytic services, such as donor acquisitions and data enrichment services. Recurring revenue also includes fees from maintenance services for our on-premises solutions, services included in our renewable subscription contracts, retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and variable transaction revenue associated with the use of our solutions.
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

2020 Form 10-K	37

Blackbaud, Inc.
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

2020 vs. 2019
Recurring revenue increased by $19.1 million, or 2.3%, driven primarily by the following:

+	Increase in transactional revenue of $18.3 million, including an accelerated shift toward virtual and online fundraising and charitable giving related to COVID-19
+	Increase in contractual recurring revenue of $15.5 million related to positive demand from customers across our portfolio of cloud solutions
-
Decrease in maintenance revenue of $14.7 million primarily related to our continuing efforts to migrate customers from legacy on-premises solutions onto our solutions powered by Blackbaud SKY, our modern cloud platform

Partially offsetting contractual recurring revenue was a decrease in the mix of retained and managed services contracts we present in recurring revenue. Revenue from retained and managed service contracts that we do not expect to have a term consistent with our cloud solution contracts is included in one-time services and other revenue beginning January 1, 2020. This change in presentation resulted in a decrease in recurring revenue and an offsetting increase to one-time services and other revenue of $16.7 million during the twelve months ended December 31, 2020.
Cost of recurring revenue increased by $11.7 million, or 3.3%, driven primarily by the following:

+	Increase in transaction-based costs of $7.5 million related to payment services integrated in our cloud solutions
+	Increase in amortization of software development costs of $6.8 million due to investments made on innovation, quality and the integration of our cloud solutions
+
Impairment charge of $4.3 million during the three months ended June 30, 2020, against certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to accelerate the end of customer support for certain solutions.

+	Increase in hosting and data center costs of $3.8 million as we are migrating our cloud infrastructure to leading public cloud service providers
-	Decrease in amortization of intangible assets from business combinations of $5.7 million
-
Decrease in compensation costs primarily associated with the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards, which are being recognized as stock-based compensation expense between May 1, 2020 and May 1, 2021. These awards may be earned and become eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us

-	Decrease in costs associated with certain retained and managed services contracts for which revenue is included in one-time services and other revenue beginning January 1, 2020, as discussed above
Recurring gross margin decreased by 0.4%, driven primarily by an increase in the mix of payments revenue, which generally have lower gross margins than our contractual recurring revenue, the impairment of previously capitalized software development costs, and incremental costs associated with our continued shift toward selling cloud solutions, including data center costs and amortization of software development costs. We expect continued pressure on recurring gross margin largely driven by duplicate data center costs as we migrate our cloud infrastructure to leading cloud service providers.

2019 vs. 2018
Recurring revenue increased by $69.4 million, or 9.1%, driven primarily by the following:

+	Increase in subscriptions revenue of $87.8 million related to positive demand across our portfolio of cloud solutions and, to a lesser extent, the inclusion of YourCause, an increase in services embedded in our renewable cloud solution contracts and increased sales of subscription-based retained professional services
-	Decrease in maintenance revenue of $18.4 million primarily related to our continuing efforts to migrate customers from legacy on-premises solutions onto our solutions powered by Blackbaud SKY, our modern cloud platform

38	2020 Form 10-K

Blackbaud, Inc.
Cost of recurring revenue increased by $52.5 million, or 17.2%, driven primarily by the following:

+	Increase in transaction-based costs of $13.0 million, related to payment services integrated in our cloud solutions
+	Increase in compensation costs of $11.2 million, primarily attributable to an increasing portion of our resources providing subscription-based retained services as opposed to one-time
+	Increase in hosting and data center costs of $5.4 million due to the migration of our cloud infrastructure to leading public cloud service providers
+	Increase in third-party data and tool costs of $5.1 million
+	Increase in allocated corporate costs of $5.1 million primarily due to investments in corporate IT, including cyber security and increases in related headcount
+	Increase in amortization of software development costs of $4.1 million due to investments made on innovation, quality and the integration of our cloud solutions
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

2020 Form 10-K	39

Blackbaud, Inc.

2020 vs. 2019
One-time services and other revenue decreased by $6.3 million, or 9.2%, driven primarily by the following:

+
Increase in the mix of retained and managed services contracts we present in one-time services and other. Revenue from retained and managed service contracts that we do not expect to have a term consistent with our cloud solution contracts is included in one-time services and other revenue beginning January 1, 2020. This change in presentation resulted in an increase to one-time services and other revenue and an offsetting decrease in recurring revenue of $16.7 million during the twelve months ended December 31, 2020.

-
Decrease in one-time consulting revenue of $12.1 million primarily from less one-time sales related to changes in our compensation plans to place greater emphasis on subscription sales of our cloud solutions. Services increasingly being embedded in our renewable cloud solution contracts also contributed to the decrease in one-time services revenue. Our embedded services are recorded as recurring revenue.

-	Decrease in one-time analytics revenue of $4.2 million as analytics are generally integrated in our cloud solutions
-	Decrease in conference revenue of $3.6 million as our annual conference, bbcon, was held virtually and provided free of charge
-	Decrease in onsite training revenue of $1.3 million due to COVID-19
Cost of one-time services and other decreased $2.1 million or 3.4%, primarily driven by the following:

+	Increase in compensation costs of $3.4 million primarily related to an increase in stock-based compensation expense as we replaced our 2020 cash bonus plans and annual merit-based salary increases for our employees with grants of equity awards
-	Decrease of $4.2 million in costs related to providing our annual user conference, bbcon, virtually
-	Insignificant decrease in travel costs due to our restriction on non-essential employee travel in response to COVID-19
One-time services and other gross margin decreased by 5.6%, primarily as the reductions in one-time consulting and analytics revenue discussed above outpaced the decrease in related costs.

2019 vs. 2018
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
Cost of one-time services and other decreased by $15.8 million, or 20.8%, driven primarily by a decrease in compensation costs of $13.3 million. The decrease in compensation costs was in line with the decrease in one-time services sold and delivered as an increasing portion of our resources provided subscription-based retained services as opposed to one-time.
One-time services and other gross margin increased by 0.4%, as the reductions in costs of one-time services and other discussed above slightly outpaced the declines in one-time consulting revenue and analytics revenue associated with the shift in our go-to-market strategy.

40	2020 Form 10-K

Blackbaud, Inc.
Operating Expenses

Sales, marketing and customer success ($M)	Research and development ($M)	General and administrative ($M)
Percentages indicate expenses as a percentage of total revenue
Sales, marketing and customer success
Sales, marketing and customer success expense includes compensation costs, variable sales commissions, travel-related expenses, advertising and marketing materials, public relations costs, variable reseller commissions and allocated depreciation, facilities and IT support costs.
We see a large market opportunity in the long-term and will continue to make investments to drive sales effectiveness, which is a component of our four-point growth strategy. We have also implemented software tools to enhance our digital footprint and drive lead generation. In response to the COVID-19 pandemic, we implemented a modest and targeted headcount reduction during the second quarter, including a reduction in our sales headcount with a focus on retaining our most highly productive sales executives. The enhancements we are making in our go-to-market approach are expected to significantly reduce the payback period for our customer acquisition costs while increasing sales velocity. As a result, we do not expect our sales, marketing and customer success expense to return to pre-pandemic levels.

2020 vs. 2019
Sales, marketing and customer success expenses decreased by $14.4 million, or 6.4%. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-
Decrease in compensation costs of $6.5 million primarily related to the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards, which are being recognized as stock-based compensation expense between May 1, 2020 and May 1, 2021. These awards may be earned and become eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us

-	Decrease in travel costs of $5.7 million due to our restriction on non-essential employee travel in response to COVID-19
-	Decrease in commissions costs of $1.4 million related to a decrease in commissionable sales

2019 vs. 2018
Sales, marketing and customer success expenses increased by $31.3 million, or 16.2%. The increases in dollars and as a percentage of total revenue were primarily driven by the following:

+	Increase in compensation costs of $21.2 million primarily associated with our efforts beginning in the second half of 2018 to increase our direct sales force as well as incremental headcount associated with the inclusion of YourCause. As a result, our direct sales headcount increased 8% during 2019.
+	Increases in allocated corporate costs of $7.0 million primarily driven by investments made in corporate IT, including cyber security and increases in related headcount
+	Increase in commission expense of $2.2 million primarily driven by an increase in commissionable sales

2020 Form 10-K	41

Blackbaud, Inc.
Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.

2020 vs. 2019
We continue to make investments to delight our customers with innovative cloud solutions, which is a component of our four-point growth strategy. We also increased engineering hiring during the fourth quarter of 2020. Research and development expenses decreased by $6.0 million, or 5.7%. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-
Decrease in compensation costs of $5.8 million primarily associated with the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards, which are being recognized as stock-based compensation expense between May 1, 2020 and May 1, 2021. These awards may be earned and become eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us

-	Decrease in third-party contractor costs of $1.5 million
-	Decrease in travel costs of $1.2 million due to our restriction on non-essential employee travel in response to COVID-19
+	Partially offset by a decrease in software development costs of $4.5 million that were required to be capitalized under the internal-use software guidance
Not included in research and development expense for 2020 and 2019 were $41.5 million and $46.0 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized software development costs associated with our cloud solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years. We expect that the amount of software development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality and the integration of our solutions, which we believe will drive long-term revenue growth.

2019 vs. 2018
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

42	2020 Form 10-K

Blackbaud, Inc.
During the third quarter of 2020, we adjusted our workforce strategy to provide more flexibility for our employees after our offices reopen and we expect to have more employees working remotely either part-time or full time, even within our hub locations. This change is expected to create efficiencies within our real estate footprint as we shift toward more collaborative workspaces within our offices. As a result, during the three months ended September 30, 2020, we reduced the estimated useful lives of our operating lease ROU assets for certain of our office locations we expected to exit, which resulted in an increase in operating lease costs during the third and fourth quarters of 2020. For these same office locations, we also reduced the estimated useful lives of certain facilities-related fixed assets, which resulted in an increase in depreciation expense. We incurred approximately $23.1 million of pre-tax costs related to these real estate activities during the third and fourth quarters of 2020, which we do not expect to recur in 2021. These activities are expected to result in future annual before-tax savings of approximately $14.0 million beginning in 2021.

2020 vs. 2019
General and administrative expenses increased by $21.4 million, or 18.9%. The increases in dollars and as a percentage of total revenue were primarily driven by the following:

+	Increase in real estate activity costs of $23.1 million due to our workforce strategy changes in response to COVID-19, as discussed above
+	Increase in corporate costs $5.9 million primarily related to an increase in bad debt expense; for additional details, see Note 2 to our consolidated financial statements in this report
-	Decrease in rent expense of $4.1 million primarily related to the purchase of our Global Headquarters Facility, see Note 7 to our consolidated financial statements in this report
-	Decrease in travel costs of $2.4 million due to our restriction on non-essential employee travel in response to COVID-19
-
Decrease in compensation costs of $1.8 million primarily related to the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards, which are being recognized as stock-based compensation expense between May 1, 2020 and May 1, 2021. These awards may be earned and become eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us

2019 vs. 2018
General and administrative expenses increased by $7.1 million, or 6.6%, primarily driven by the following:

+	Increase in compensation costs of $13.2 million primarily related to stock-based compensation and our acquisition of YourCause. The increase in stock-based compensation was primarily driven by increases in the grant date fair values of our annual equity awards granted to employees between 2017 and 2019 as our headcount had grown.
-	Decrease in acquisition-related expenses and integration costs of $3.0 million related to our purchase of YourCause
Restructuring
During 2017, in an effort to further our organizational objectives including, improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. We substantially completed our facilities optimization restructuring plan as of December 2019. During the years ended December 31, 2019 and 2018, we incurred $5.8 million and $4.6 million, respectively, in before-tax restructuring charges related to these activities. Such charges during the year ended December 31, 2020 were insignificant.
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

2020 Form 10-K	43

Blackbaud, Inc.
operating lease ROU asset impairment costs and, to a lesser extent, lease payments for offices we had ceased using and write-offs of facilities-related fixed assets that we would no longer use.
Interest Expense

	Years ended December 31,
(dollars in millions)	2020	Change	2019	Change	2018
Interest expense	$17.3	(16.2)%	$20.6	29.7%	$15.9
% of total revenue	1.9%		2.3%		1.9%

2020 vs. 2019
Interest expense decreased in dollars and as a percentage of revenue during 2020, when compared to 2019, primarily due to a decrease in our average daily borrowings. Our acquisition of YourCause in January 2019 drove the increase in borrowings during 2019 and no business acquisitions were made in 2020.

2019 vs. 2018
Interest expense increased during 2019, when compared to 2018, primarily due to an increase in our average daily borrowings related to our acquisition of YourCause in January 2019.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	December 31, 2020	December 31, 2019	Change
Recurring	Over the period billed in advance, generally one year	$303.8	$302.8	0.4%
One-time services and other	As services are delivered	13.1	13.4	(2.3)%
Total deferred revenue(1)		316.9	316.1	0.2%
Less: Long-term portion		4.7	1.8	159.6%
Current portion(1)		$312.2	$314.3	(0.7)%
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
Deferred revenue from recurring revenue contracts as well as one-time services and other were held flat during 2020, primarily due to declines in our 2020 bookings performance compared to our budgeted expectations as a result of COVID-19.
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

44	2020 Form 10-K

Blackbaud, Inc.
Income Taxes
Our income tax expense (benefit) and effective income tax rates, including the effects of period-specific events, were:

	Years ended December 31,
(dollars in millions)	2020	2019	2018
Income tax expense (benefit)	$13.9	$(1.3)	$(0.2)
Effective income tax rate	64.3%	(12.5)%	(0.5)%
Our effective income tax rate may fluctuate quarterly and annually as a result of factors, including changes in tax law in jurisdictions where we conduct business, transactions entered into, changes in the geographic distribution of our earnings or losses, and our assessment of certain tax contingencies and valuation allowances.
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
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the U.K., Australia, Ireland and Costa Rica. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2016 through 2020, as well as state and foreign income tax examinations for various years depending on statute of limitations of those jurisdictions.
We have taken federal and state tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2020 was $1.1 million.
We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

2020 vs. 2019
The increase in our effective tax rate in 2020 when compared to 2019, was primarily due to increase in valuation allowance attributable to state tax credit carryforwards for which we do not expect to realize benefit. Furthermore, our 2020 effective tax rate was negatively impacted by reduced benefit attributable to research tax credit and stock based compensation deduction. Lastly, higher 2020 earnings lessened impact of other non-deductible items.
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $4.2 million and $3.9 million at December 31, 2020 and December 31, 2019, respectively.

2019 vs. 2018
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
Non-GAAP Financial Measures
The operating results analyzed below are presented on a non-GAAP basis. We use non-GAAP financial measures internally in analyzing our operational performance. Accordingly, we believe these non-GAAP measures are useful to investors, as a supplement to GAAP measures, in evaluating our ongoing operational performance. While we believe these non-GAAP measures provide useful supplemental information, non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies.

2020 Form 10-K	45

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

	Years ended December 31,
(dollars in millions)	2020	Change	2019	Change	2018
GAAP Revenue	$913.2	1.4%	$900.4	6.1%	$848.6
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	(100.0)%	1.9	(19.8)%	2.4
Non-GAAP revenue(1)	$913.2	1.2%	$902.4	6.0%	$851.0

GAAP gross profit	$485.2	0.7%	$482.0	3.2%	$466.9
GAAP gross margin	53.1%		53.5%		55.0%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	(100.0)%	1.9	(19.8)%	2.4
Add: Stock-based compensation expense	13.4	297.3%	3.4	(35.8)%	5.2
Add: Amortization of intangibles from business combinations	39.0	(13.0)%	44.8	6.0%	42.2
Add: Employee severance	0.9	(25.7)%	1.2	33.0%	0.9
Subtotal(1)	53.2	3.8%	51.3	0.9%	50.8
Non-GAAP gross profit(1)	$538.4	1.0%	$533.3	3.0%	$517.7
Non-GAAP gross margin	59.0%		59.1%		60.8%
(1)The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

46	2020 Form 10-K

Blackbaud, Inc.

	Years ended December 31,
(dollars in millions, except per share amounts)	2020	Change	2019	Change	2018
GAAP income from operations	$37.2	37.2%	$27.1	(54.3)%	$59.4
GAAP operating margin	4.1%		3.0%		7.0%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	(100.0)%	1.9	(19.8)%	2.4
Add: Stock-based compensation expense	87.3	48.8%	58.6	21.5%	48.3
Add: Amortization of intangibles from business combinations	41.9	(16.4)%	50.1	6.4%	47.1
Add: Employee severance	4.9	10.2%	4.4	97.0%	2.2
Add: Acquisition-related integration costs	(0.1)	(105.6)%	2.4	(35.0)%	3.7
Add: Acquisition-related expenses	0.4	(69.6)%	1.2	(59.2)%	2.8
Add: Restructuring and other real estate activities	23.3	301.0%	5.8	26.5%	4.6
Subtotal(1)	157.5	26.6%	124.4	12.0%	111.1
Non-GAAP income from operations(1)	$194.8	28.5%	$151.6	(11.1)%	$170.5
Non-GAAP operating margin	21.3%		16.8%		20.0%

GAAP income before provision for income taxes	$21.6	104.2%	$10.6	(76.3)%	$44.6
GAAP net income	$7.7	(35.2)%	$11.9	(73.4)%	$44.8
Shares used in computing GAAP diluted earnings per share	48,696,341	0.8%	48,312,271	0.6%	48,045,084
GAAP diluted earnings per share	$0.16	(36.0)%	$0.25	(73.1)%	$0.93
Non-GAAP adjustments:
Add: GAAP income tax provision (benefit)	13.9	(1,150.4)%	(1.3)	504.1%	(0.2)
Add: Total Non-GAAP adjustments affecting loss from operations	157.5	26.6%	124.4	12.0%	111.1
Non-GAAP income before provision for income taxes	179.1	32.7%	135.0	(13.3)%	155.7
Assumed non-GAAP income tax provision(2)	35.8	32.7%	27.0	(13.3)%	31.1
Non-GAAP net income(1)	$143.3	32.7%	$108.0	(13.3)%	$124.6

Shares used in computing Non-GAAP diluted earnings per share	48,696,341	0.8%	48,312,271	0.6%	48,045,084
Non-GAAP diluted earnings per share	$2.94	31.3%	$2.24	(13.5)%	$2.59
(1)The individual amounts for each year may not sum to subtotal, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(2)We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.

2020 Form 10-K	47

Blackbaud, Inc.
Non-GAAP free cash flow
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.

	Years ended December 31,
(dollars in millions)	2020	Change	2019	Change	2018
GAAP net cash provided by operating activities	$148.0	(18.9)%	$182.5	(9.4)%	$201.4
Less: purchase of property and equipment	(29.7)	158.4%	(11.5)	(21.9)%	(14.7)
Less: capitalized software development costs	(42.2)	(10.1)%	(46.9)	24.6%	(37.6)
Non-GAAP free cash flow	$76.1	(38.7)%	$124.1	(16.7)%	$149.0
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

48	2020 Form 10-K

Blackbaud, Inc.

	Years ended December 31,
(dollars in millions)	2020	2019
GAAP revenue	$913.2	$900.4
GAAP revenue growth	1.4%
(Less) Add: Non-GAAP acquisition-related revenue (1)	—	1.9
Non-GAAP organic revenue (2)	$913.2	$902.4
Non-GAAP organic revenue growth	1.2%

Non-GAAP organic revenue (2)	913.2	902.4
Foreign currency impact on Non-GAAP organic revenue (3)	0.8	—
Non-GAAP organic revenue on constant currency basis (3)	$914.0	$902.4
Non-GAAP organic revenue growth on constant currency basis	1.3%

GAAP recurring revenue	$850.7	$831.6
GAAP recurring revenue growth	2.3%
(Less) Add: Non-GAAP acquisition-related revenue (1)	—	1.9
Non-GAAP organic recurring revenue	$850.7	$833.5
Non-GAAP organic recurring revenue growth	2.1%
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

2020 Form 10-K	49

Blackbaud, Inc.
Rule of 40
Rule of 40 is defined as non-GAAP organic revenue growth plus non-GAAP adjusted EBITDA margin. Non-GAAP adjusted EBITDA is defined as GAAP net income plus interest, net; income tax provision (benefit); depreciation; amortization of intangible assets from business combinations; amortization of software development costs; acquisition-related deferred revenue write-down; stock-based compensation; acquisition-related integration costs; acquisition-related expenses; employee severance; and restructuring and other real estate activities.

	Years ended December 31,
(dollars in millions)	2020	2019
GAAP net income	$7.7	$11.9
Non-GAAP adjustments:
Add: Interest, net	15.6	17.8
Add: GAAP income tax provision (benefit)	13.9	(1.3)
Add: Depreciation(1)	14.6	15.0
Add: Amortization of intangibles from business combinations	41.9	50.1
Add: Amortization of software development costs(2)	32.5	21.0
Subtotal	118.5	102.6
Non-GAAP EBITDA	$126.3	$114.5
Non-GAAP EBITDA margin	13.8%

Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down	—	1.9
Add: Stock-based compensation expense	87.3	58.6
Add: Employee severance	4.9	4.4
Add: Acquisition-related integration costs	(0.1)	2.4
Add: Acquisition-related expenses	0.4	1.2
Add: Restructuring and other real estate activities	23.3	5.8
Subtotal	115.6	74.4
Adjusted Non-GAAP EBITDA	$241.9	$188.8
Adjusted Non-GAAP EBITDA margin	26.5%

Rule of 40(3)	27.7%
(1)During the third quarter of 2020, we reduced the estimated useful lives of our operating lease right-of-use assets for certain of our office locations we expected to exit. For these same office locations, we also reduced the estimated useful lives of certain facilities-related fixed assets, which resulted in an increase in depreciation expense. The accelerated portion of the fixed asset depreciation expense related to these activities of $4.6 million for the year ended December 31, 2020 was presented in the "Restructuring and other real estate activities" line of the reconciliation of GAAP to non-GAAP financial measures. Total depreciation expense for the year ended December 31, 2020 was $19.2 million.
(2)Includes amortization expense related to software development costs and amortization expense from capitalized cloud computing implementation costs.
(3)Measured by non-GAAP organic revenue growth plus non-GAAP adjusted EBITDA margin. See Non-GAAP organic revenue growth table above.
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

50	2020 Form 10-K

Blackbaud, Inc.
acquired companies, delivery of professional services and occurrence of customer events, the payment of bonuses, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of bonuses from the prior year in our first quarter and the payment of certain annual vendor contracts, our cash flow from operations has been lowest in our first quarter. Due to the timing of customer contract renewals and student enrollments, many of which take place at or near the beginning of our third quarter, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. Partially offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are merit-based salary increases, which have historically been effective in April each year. Annual merit-based salary increases are expected to return in July 2021. In addition, deferred revenues can vary on a seasonal basis for the same reasons. Our cash flow from financing is negatively impacted in our first quarter when most of our equity awards vest, as we pay taxes on behalf of our employees related to the settlement or exercise of equity awards. These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, or as a result of acquisitions, new market opportunities, new solution introductions, the COVID-19 pandemic or other factors.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	December 31, 2020	December 31, 2019	Change
Cash and cash equivalents	$35.8	$31.8	12.4%
Property and equipment, net	105.2	35.5	195.9%
Software development costs, net	111.8	101.3	10.4%
Total carrying value of debt	531.0	467.1	13.7%
Working capital	(194.3)	(254.3)	23.6%
The following table presents selected financial information about our cash flows:

	Years ended December 31,
(dollars in millions)	2020	Change	2019	Change	2018
Net cash provided by operating activities	$148.0	(18.9)%	$182.5	(9.4)%	$201.4
Net cash used in investing activities	(71.8)	(57.0)%	(167.2)	(71.0)%	(97.8)
Net cash (used in) provided by financing activities	(10.7)	(109.6)%	111.2	(138.1)%	(291.9)
Our principal sources of liquidity are operating cash flow, funds available under the 2020 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements and market acceptance of our solutions and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. To the extent we undertake future material acquisitions, investments or unanticipated capital expenditures, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure including through potential debt or equity issuances.

2020 Form 10-K	51

Blackbaud, Inc.
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
•Suspended our 401(k)-match program, whereby we have historically matched 50% of qualified U.S. employees' contributions to our 401(k) plan up to 6% of their salaries, between April 1, 2020 and December 31, 2020;
•Made a discretionary matching contribution to eligible employees 401(k) plans in December 2020 totaling $1.2 million, given our financial performance during the fourth quarter;
•Temporarily froze our hiring efforts and implemented a modest and targeted headcount reduction, though we have since begun backfilling key roles, including engineering positions;
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
•On May 1, 2020, we granted PRSUs to our employees that were eligible for a 2020 cash bonus plan in lieu of such cash bonus, which may be earned and become eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us; and
•During the third quarter of 2020, we adjusted our workforce strategy to provide more flexibility for our employees to work remotely when our offices reopen. This change also expands our access to a larger and more diverse talent pool, empowers our leaders to make decisions based on skills and business need rather than location, and it is expected to create efficiencies within our real estate strategy as we optimize our footprint and shift toward more collaborative workspaces within our offices. Most of the transactions related to these real estate activities closed during the fourth quarter of 2020 with an aggregate one-time cash outlay of $21.9 million during the third and fourth quarters of 2020. We incurred approximately $23.1 million of pre-tax costs related to these real estate activities during the third and fourth quarters of 2020. These activities are expected to result in future annual before-tax savings of approximately $14.0 million beginning in 2021.
In addition to the initial actions we have taken to date, we are continuously evaluating further possible actions in order to respond quickly to rapidly changing conditions, if needed.
While we experienced an increase in our aging of receivables during the second and third quarters of 2020 primarily associated with the COVID-19 pandemic, we have seen some improvement in our customers' payment behavior since that time. We have received short-term payment relief requests as a result of COVID-19, most often in the form of payment deferral requests. We are evaluating each request on a case-by-case basis to assess the customer's ability to pay. Not all customer requests ultimately result in modified payment terms, nor are we forgoing our contractual rights under customer agreements. During 2020, our bad debt expense increased by $4.6 million, compared to 2019. We are continually monitoring our customer receivable balances, payment terms, and creditworthiness for changes that could have a significant impact on the collectability of our accounts receivables, our operating results and financial position.
At December 31, 2020, our total cash and cash equivalents balance included approximately $18.5 million of cash that was held outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate a portion of the funds. We currently do not intend or anticipate a need to repatriate our cash held outside the U.S.

52	2020 Form 10-K

Blackbaud, Inc.
Operating Cash Flow
During 2021, we expect our total operating cash flow to increase when compared to 2020, primarily due to:
•the replacement of our 2020 cash bonus plans with performance-based equity awards (which we expect will continue going forward);
•the one-time cash payments associated with the exit of a number of our leases in 2020 that will not recur in 2021; and
•improvements to working capital management (an expected increase in trade accounts payable); partially offset by
•an increase in the payment of payroll taxes as we deferred payments of the employer's portion of Social Security taxes during 2020 under the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act");
•the return of annual merit-based salary increases to our employees in July 2021; and
•the return of our 401(k)-match program effective January 1, 2021.
Throughout 2020, 2019 and 2018, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, deferred income taxes, amortization of deferred financing costs and debt discount and adjustments to our provision for credit losses and sales returns; and (ii) changes in our working capital.
Working capital changes are comprised of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities and deferred revenue.

2020 vs. 2019
Net cash provided by operating activities decreased by $34.5 million during the year ended December 31, 2020, when compared to the same period in 2019, primarily due a $81.0 million decrease in cash flow from operations associated with working capital, partially offset by a $46.5 million increase in net income adjusted for non-cash expenses.
The decrease in cash flow from operations associated with working capital during 2020, when compared to 2019, was primarily due to:
•an increase in current period bonus payments as a result of an increase in amounts accrued as of December 31, 2019 for over-performance against 2019 targets;
•a decrease in current period bonus accrual due to our decision to replace cash payments for our 2020 bonus plans with performance-based equity awards;
•a decrease in customer billings and payment collections due to the declines in our 2020 bookings performance compared to 2019 as a result of the COVID-19 pandemic;
•an increase in the aging of customer receivable balances, primarily due to COVID-19;
•an increase in one-time cash payments associated with the exit of a number of our leases; and
•fluctuations in the timing of vendor payments.

2019 vs. 2018
Net cash provided by operating activities decreased by $18.9 million during the year ended December 31, 2019, when compared to the same period in 2018, primarily due to a $10.8 million decrease in net income adjusted for non-cash expenses, and a decrease in cash flow from operations associated with working capital.

2020 Form 10-K	53

Blackbaud, Inc.
Cash flow from operations associated with working capital decreased $8.1 million during 2019, when compared to 2018, primarily due to:
•an increase in the amount of deferred revenue recognized slightly outpacing customer billings;
•an increase in collection of customer account balances in 2018 from an aging improvement initiative; and
•an income tax refund received in 2018 which did not recur in 2019; partially offset by
•an increase in accrued bonuses as of December 31, 2019 when compared the same date in 2018; and
•fluctuations in the timing of vendor payments.
Investing Cash Flow
During 2021, we expect our total capital expenditures to decrease when compared to 2020, primarily due to the purchase of our Global Headquarters Facility in 2020 that will not recur in 2021.

2020 vs. 2019
Net cash used in investing activities of $71.8 million decreased by $95.4 million during 2020, when compared to 2019.
We spent $109.4 million for our acquisition of YourCause in 2019 and we did not make any similar investments during 2020. We used $42.2 million for software development costs, which was down $4.7 million from cash spent during 2019. We continue to invest in our innovative cloud solutions, as well as development activities for Blackbaud SKY, our modern cloud platform.
We also spent $29.7 million of cash for purchases of property and equipment during 2020, which was up $18.2 million from cash spent in 2019. The additional cash expended was primarily used to purchase our Global Headquarters Facility.

2019 vs. 2018
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
We also spent $11.5 million of cash for purchases of property and equipment during 2019, which was down $3.2 million from cash spent in 2018. The higher cash outlays for property and equipment during 2018 was primarily driven by leasehold improvements for our Global Headquarters Facility.
Financing Cash Flow

2020 vs. 2019
During 2020, we had a net increase in borrowings of $0.9 million, compared to a net increase in borrowings of $79.5 million in 2019, which was primarily attributable to our acquisition of YourCause. During 2020, we spent $41.0 million on repurchases of our common stock (see additional details below regarding our stock repurchase program). In addition, during 2020, we paid dividends of $6.0 million, which was down compared to 2019, as we discontinued the declaration and payment of all cash dividends beginning with the second quarter of 2020.
We paid $21.4 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during 2020 compared to $23.8 million during 2019. The amount of taxes paid by us on behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, employee exercise decisions, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.

54	2020 Form 10-K

Blackbaud, Inc.
Cash flow from financing activities associated with changes in restricted cash due to customers decreased $16.6 million during 2020, when compared to 2019, as the amount of restricted cash held and payable by us to customers as of December 31, 2019 was significantly larger than at the same date in 2018 primarily due to the timing of year-end donations. Additionally, effective August 3, 2020, a significant amount of restricted cash related to charitable giving transacted through our social responsibility and grantmaking solutions is now held and disbursed by the Blackbaud Giving Fund, an independent nonprofit organization, strategic partner of ours, and sponsoring organization for a donor advised fund. This change was made primarily to better support our YourCause CSR Connect and YourCause Grants Connect solutions.

2019 vs. 2018
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
Stock repurchase program
In November 2020, our Board of Directors reauthorized and expanded a stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. During the year ended December 31, 2020, we purchased 714,000 shares for $41.0 million. Between January 1, 2021 and February 19, 2021, we repurchased an additional 465,821 shares for $28.1 million.
2020 Credit Facility
In October 2020, we entered into a 5-year $900.0 million Amended and Restated Credit Agreement (the “2020 Credit Facility”). Upon closing, we drew $400.0 million on a term loan and used the proceeds to repay the outstanding principal balance of the term loan under the previous credit facility, and repay $124.4 million of outstanding revolving credit loans under the previous credit facility.
Historically, we have drawn on our credit facility from time to time to help us meet financial needs primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At December 31, 2020, our available borrowing capacity under the 2020 Credit Facility was $429.3 million. The 2020 Credit Facility matures in October 2025.
At December 31, 2020, the carrying amount of our debt under the 2020 Credit Facility was $467.1 million. Our average daily borrowings were $482.4 million during 2020.
Following is a summary of the financial covenants under the 2020 Credit Facility:

Financial Covenant	Requirement	Ratio as of December 31, 2020
Net Leverage Ratio	≤ 4.00 to 1.00	1.75 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	15.95 to 1.00

2020 Form 10-K	55

Blackbaud, Inc.
Under the 2020 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2020 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2020 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At December 31, 2020, we were in compliance with our debt covenants under the 2020 Credit Facility.
Commitments and Contingencies
As of December 31, 2020, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total(1)	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(2)	$534.2	$12.8	$25.0	$443.0	$53.4
Operating leases(3)	29.5	10.4	10.2	5.1	3.8
Interest payments on debt(4)	4.5	3.4	1.1	—	—
Unrecorded contractual obligations:
Purchase obligations(5)	94.8	59.1	34.6	1.0	—
Interest payments on debt(6)	79.5	11.5	23.4	21.0	23.6
Total contractual obligations(1)	$742.5	$97.2	$94.3	$470.2	$80.8
(1)The individual amounts for each obligation may not sum to total or total contractual obligations due to rounding.
(2)Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2020 Credit Facility, our real estate loans and our other debt at December 31, 2020 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2020 Revolving Facility for the purposes of determining minimum commitment amounts.
(3)Our commitments related to operating leases have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements and the amount representing imputed interest of $2.8 million.
(4)Represents interest payment obligations related to our interest rate swap agreements.
(5)We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us.
(6)The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions described in (2) above.
The term loan under the 2020 Credit Facility and our other debt require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2020 Credit Facility in October 2025. The Real Estate Loans also require periodic principal payments and the balance of the real estate loans are due upon maturity in April 2038.
The total liability for uncertain tax positions as of December 31, 2020 and December 31, 2019, was $4.6 million and $4.3 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was $1.1 million and $1.0 million as of December 31, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

56	2020 Form 10-K

Blackbaud, Inc.

Foreign Currency Exchange Rates
Approximately 15% of our total revenue for 2020 was generated by operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive loss as a component of stockholders’ equity, was a gain of $0.6 million as of December 31, 2020 and a loss of $4.0 million as of December 31, 2019.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. During 2020, foreign translation resulted in decreases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, the impact has generally not been material to our consolidated results of operations or financial position. During 2020, the fluctuation in foreign currency exchange rates reduced our total revenue and our income from operations by $0.8 million and $0.7 million, respectively. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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
We base our estimates on historical experience, current trends and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from any of our estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements in this report. We believe the accounting estimates listed below are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

2020 Form 10-K	57

Blackbaud, Inc.

Revenue Recognition
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

58	2020 Form 10-K

Blackbaud, Inc.

Business Combinations
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

2020 Form 10-K	59

Blackbaud, Inc.

Long-lived Assets and Intangible Assets Other Than Goodwill
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

We have not made any material changes in the accounting methodology we use to assess impairment loss during the year ended December 31, 2020.
During 2020, we recorded impairment charges against certain property and equipment assets and certain operating lease ROU assets. For additional information, see Notes 7 and 11 to our consolidated financial statements in this report.
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

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 to our consolidated financial statements in this report.

60	2020 Form 10-K

Blackbaud, Inc.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes LIBOR rates. The Financial Conduct Authority in the U.K. has stated that it plans to phase out LIBOR by the end of calendar year 2021. We do not currently anticipate a significant impact to our financial position or results of operations as a result of this action as we expect that our financial contracts currently indexed to LIBOR will either expire or be modified without significant financial impact before the phase out occurs. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of December 31, 2020, we believe there is no material risk of exposure to changing interest rates for those positions. There were no significant changes in how we manage interest rate risk between December 31, 2019 and December 31, 2020.

Foreign Currency Risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Exchange Rates” in Item 7 of this report.

2020 Form 10-K	61

Blackbaud, Inc.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BLACKBAUD, INC.

62	2020 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blackbaud, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Blackbaud, Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Controls Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

2020 Form 10-K	63

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition - Contracts with Multiple Performance Obligations

As described in Note 2 to the consolidated financial statements, the Company has some contracts with customers that contain multiple performance obligations. For these contracts, management accounts for individual performance obligations separately if they are distinct. As described by management, management exercises judgment and uses estimates in order to (1) determine whether performance obligations are distinct and should be accounted for separately; (2) determine the standalone selling price of each performance obligation; (3) allocate the transaction price among the various performance obligations on a relative standalone selling price basis; and (4) determine whether revenue for each performance obligation should be recognized at a point in time or over time. For the year ended December 31, 2020, the Company’s total revenue was $913.2 million.

The principal considerations for our determination that performing procedures relating to revenue recognition, contracts with multiple performance obligations, is a critical audit matter are the significant judgment by management in identifying, evaluating and accounting for performance obligations in contracts with multiple performance obligations, which led to significant auditor judgment and effort in performing procedures to evaluate whether contracts with multiple performance obligations were appropriately identified, evaluated and accounted for by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the identification, evaluation and accounting for contracts with multiple performance obligations. These procedures also included, among others, testing management’s process for identifying, evaluating and accounting for performance obligations. This included, (i) examining revenue arrangements on a test basis, including evaluating the terms and conditions of the arrangements and testing the identification, evaluation and accounting of the performance obligations; (ii) testing the allocation of the transaction price between performance obligations based on the estimated standalone selling prices on a test basis; (iii) performing procedures to test the completeness and accuracy of the data used to determine stand-alone selling price; and (iv) evaluating the reasonableness of the approach used to determine stand-alone selling price.
/S/ PRICEWATERHOUSECOOPERS LLP
Atlanta, Georgia
February 23, 2021

We have served as the Company's auditor since 2000.

64	2020 Form 10-K

Blackbaud, Inc.
Consolidated Balance Sheets

(dollars in thousands)	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$35,750	$31,810
Restricted cash	609,219	545,485
Accounts receivable, net of allowance of $10,292 and $5,529 at December 31, 2020 and December 31, 2019, respectively	95,404	88,868
Customer funds receivable	321	524
Prepaid expenses and other current assets	78,366	67,852
Total current assets	819,060	734,539
Property and equipment, net	105,177	35,546
Operating lease right-of-use assets	22,671	104,400
Software development costs, net	111,827	101,302
Goodwill	635,854	634,088
Intangible assets, net	277,506	317,895
Other assets	72,639	65,193
Total assets	$2,044,734	$1,992,963
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$27,836	$47,676
Accrued expenses and other current liabilities	52,228	73,317
Due to customers	608,264	546,009
Debt, current portion	12,840	7,500
Deferred revenue, current portion	312,236	314,335
Total current liabilities	1,013,404	988,837
Debt, net of current portion	518,193	459,600
Deferred tax liability	54,086	44,594
Deferred revenue, net of current portion	4,678	1,802
Operating lease liabilities, net of current portion	17,357	95,624
Other liabilities	10,866	5,742
Total liabilities	1,618,584	1,596,199
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 60,904,638 and 60,206,091 shares issued at December 31, 2020 and December 31, 2019, respectively	61	60
Additional paid-in capital	544,963	457,804
Treasury stock, at cost; 12,054,268 and 11,066,354 shares at December 31, 2020 and December 31, 2019, respectively	(353,091)	(290,665)
Accumulated other comprehensive loss	(2,497)	(5,290)
Retained earnings	236,714	234,855
Total stockholders’ equity	426,150	396,764
Total liabilities and stockholders’ equity	$2,044,734	$1,992,963

The accompanying notes are an integral part of these consolidated financial statements.

2020 Form 10-K	65

Blackbaud, Inc.
Consolidated Statements of Comprehensive Income

(dollars in thousands, except per share amounts)	Years ended December 31,
	2020	2019	2018
Revenue
Recurring	$850,745	$831,609	$762,181
One-time services and other	62,474	68,814	86,425
Total revenue	913,219	900,423	848,606
Cost of revenue
Cost of recurring	369,681	357,988	305,481
Cost of one-time services and other	58,384	60,436	76,261
Total cost of revenue	428,065	418,424	381,742
Gross profit	485,154	481,999	466,864
Operating expenses
Sales, marketing and customer success	209,762	224,152	192,848
Research and development	100,146	106,164	98,811
General and administrative	134,852	113,414	106,354
Amortization	2,915	5,316	4,844
Restructuring	236	5,808	4,590
Total operating expenses	447,911	454,854	407,447
Income from operations	37,243	27,145	59,417
Interest expense	(17,287)	(20,618)	(15,898)
Other income, net	1,658	4,058	1,103
Income before provision for income taxes	21,614	10,585	44,622
Income tax provision (benefit)	13,897	(1,323)	(219)
Net income	$7,717	$11,908	$44,841
Earnings per share
Basic	$0.16	$0.25	$0.95
Diluted	$0.16	$0.25	$0.93
Common shares and equivalents outstanding
Basic weighted average shares	48,184,714	47,695,383	47,206,669
Diluted weighted average shares	48,696,341	48,312,271	48,045,084
Other comprehensive income (loss)
Foreign currency translation adjustment	4,571	2,641	(5,218)
Unrealized (loss) gain on derivative instruments, net of tax	(1,778)	(2,821)	583
Total other comprehensive income (loss)	2,793	(180)	(4,635)
Comprehensive income	$10,510	$11,728	$40,206

The accompanying notes are an integral part of these consolidated financial statements.

66	2020 Form 10-K

Blackbaud, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$7,717	$11,908	$44,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,735	85,693	79,566
Provision for credit losses and sales returns	13,230	8,725	6,890
Stock-based compensation expense	87,257	58,633	48,274
Deferred taxes	8,837	(3,600)	(619)
Amortization of deferred financing costs and discount	781	752	752
Other non-cash adjustments	2,958	4,906	(1,912)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(18,414)	(6,569)	2,166
Prepaid expenses and other assets	22,568	6,383	(5,217)
Trade accounts payable	(19,997)	12,900	9,487
Accrued expenses and other liabilities	(49,232)	(9,718)	(2,027)
Deferred revenue	(485)	12,464	19,184
Net cash provided by operating activities	147,955	182,477	201,385
Cash flows from investing activities
Purchase of property and equipment	(29,690)	(11,492)	(14,719)
Capitalized software development costs	(42,157)	(46,874)	(37,629)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	—	(109,353)	(44,943)
Other investing activities	—	500	(500)
Net cash used in investing activities	(71,847)	(167,219)	(97,791)
Cash flows from financing activities
Proceeds from issuance of debt	748,500	424,000	270,900
Payments on debt	(747,563)	(344,500)	(322,476)
Debt issuance costs	(4,586)	—	—
Employee taxes paid for withheld shares upon equity award settlement	(21,425)	(23,781)	(27,685)
Proceeds from exercise of stock options	4	7	11
Change in due to customers	61,214	77,793	(188,502)
Change in customer funds receivable	138	1,301	(844)
Purchase of treasury stock	(41,001)	—	—
Dividend payments to stockholders	(5,960)	(23,607)	(23,312)
Net cash (used in) provided by financing activities	(10,679)	111,213	(291,908)
Effect of exchange rate on cash, cash equivalents and restricted cash	2,245	978	(2,014)
Net increase (decrease) in cash, cash equivalents and restricted cash	67,674	127,449	(190,328)
Cash, cash equivalents and restricted cash, beginning of year	577,295	449,846	640,174
Cash, cash equivalents and restricted cash, end of year	$644,969	$577,295	$449,846

Supplemental disclosure of cash flow information
Cash (paid) received during the year for:
Interest	$(15,716)	$(19,926)	$(15,261)
Taxes, net of refunds	(3,563)	(383)	7,138
Non-cash investing and financing activities:
Purchase of property and equipment by assuming directly related liabilities	(61,064)	—	—
Purchase of equipment and other assets included in accounts payable	(840)	(794)	(882)
Acquired restricted cash liabilities due to customers	—	46,838	—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$35,750	$31,810
Restricted cash	609,219	545,485
Total cash, cash equivalents and restricted cash in the statement of cash flows	$644,969	$577,295

The accompanying notes are an integral part of these consolidated financial statements.

2020 Form 10-K	67

Blackbaud, Inc.
Consolidated Statements of Stockholders' Equity

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2017	58,551,761	$59	$351,042	$(239,199)	$(642)	$225,029	$336,289
Net income	—	—	—	—	—	44,841	44,841
Payment of dividends ($0.48 per share)	—	—	—	—	—	(23,312)	(23,312)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	349,248	—	11	—	—	—	11
Employee taxes paid for 284,780 withheld shares upon equity award settlement	—	—	—	(27,685)	—	—	(27,685)
Stock-based compensation	—	—	48,188	—	—	86	48,274
Restricted stock grants	541,786	—	—	—	—	—	—
Restricted stock cancellations	(115,162)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(4,635)	—	(4,635)
Reclassification upon adoption of ASU 2018-02(1)	—	—	—	—	167	(167)	—
Balance at December 31, 2018	59,327,633	$59	$399,241	$(266,884)	$(5,110)	$246,477	$373,783
Net income	—	—	—	—	—	11,908	11,908
Payment of dividends ($0.48 per share)	—	—	—	—	—	(23,607)	(23,607)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	267,455	—	7	—	—	—	7
Employee taxes paid for 305,780 withheld shares upon equity award settlement	—	—	—	(23,781)	—	—	(23,781)
Stock-based compensation	—	—	58,556	—	—	77	58,633
Restricted stock grants	723,868	1	—	—	—	—	1
Restricted stock cancellations	(112,865)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(180)	—	(180)
Balance at December 31, 2019	60,206,091	$60	$457,804	$(290,665)	$(5,290)	$234,855	$396,764
Net income	—	—	—	—	—	7,717	7,717
Payment of dividends ($0.12 per share)(2)	—	—	—	—	—	(5,960)	(5,960)
Purchase of 714,000 treasury shares under stock repurchase program	—	—	—	(41,001)	—	—	(41,001)
Exercise of stock options and vesting of restricted stock units	218,141	—	4	—	—	—	4
Employee taxes paid for 273,914 withheld shares upon equity award settlement	—	—	—	(21,425)	—	—	(21,425)
Stock-based compensation	—	—	87,155	—	—	102	87,257
Restricted stock grants	657,483	1	—	—	—	—	1
Restricted stock cancellations	(177,077)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2,793	—	2,793
Balance at December 31, 2020	60,904,638	$61	$544,963	$(353,091)	$(2,497)	$236,714	$426,150
(1) Refer to the discussion of recently adopted accounting pronouncements in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on February 20, 2019.
(2) Represents dividends paid in Q1 2020. See Note 14 of these consolidated financial statements for a discussion of our Board of Directors' decision to discontinue the declaration and payments of all cash dividends beginning in Q2 2020.

The accompanying notes are an integral part of these consolidated financial statements.

68	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, higher education institutions, K–12 schools, healthcare organizations, faith communities, arts and cultural organizations, foundations, companies and individual change agents—we connect and empower organizations and individuals to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for nearly four decades, we are headquartered in Charleston, South Carolina, and have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom. As of December 31, 2020, we had over 45,000 global customers.

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
Risks and uncertainties related to COVID-19
We are subject to risks and uncertainties as a result of the global COVID-19 pandemic. We believe that COVID-19 has impacted and will continue to impact all of our vertical markets across all of our geographies to some degree, but the significance and duration of the impact on our business cannot be determined at this time due to numerous uncertainties, including, the duration of the outbreak, travel restrictions and business closures, the effectiveness of vaccination programs and other actions taken to contain the disease and other unforeseeable consequences.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets, income taxes, business combinations, stock-based compensation, capitalization of software development costs, our allowances for credit losses and sales returns, costs of obtaining contracts, valuation of derivative instruments and loss contingencies, among others. Changes in the facts or circumstances underlying these estimates, including due to COVID-19, could result in material changes and actual results could materially differ from these estimates.

2020 Form 10-K	69

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Response to COVID-19
To better enable us to weather the extraordinary business challenges brought about by the global COVID-19 pandemic, to protect the safety and welfare of our employees, and to further effect our long-term strategy to deliver the greatest value to our stockholders, we have taken several actions. These measures taken are expected to provide us the financial flexibility needed to manage a wide array of outcomes that may result from the pandemic. Some of these actions include the following:
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
•Suspended our 401(k)-match program, whereby we have historically matched 50% of qualified U.S. employees' contributions to our 401(k) plan up to 6% of their salaries, between April 1, 2020 and December 31, 2020;
•Made a discretionary matching contribution to eligible employees 401(k) plans in December 2020 totaling $1.2 million, given our financial performance during the fourth quarter;
•Temporarily froze our hiring efforts and implemented a modest and targeted headcount reduction, though we have since begun backfilling key roles, including engineering positions;
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
•On May 1, 2020, we granted performance-based restricted stock units with a total grant date fair value of $34.4 million to our employees that were eligible for a 2020 cash bonus plan in lieu of such cash bonus, which may be earned and become eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us; and
•During the third quarter of 2020, we adjusted our workforce strategy to provide more flexibility for our employees to work remotely when our offices reopen. This change also expands our access to a larger and more diverse talent pool, empowers our leaders to make decisions based on skills and business need rather than location, and it is expected to create efficiencies within our real estate strategy as we optimize our footprint and shift toward more collaborative workspaces within our offices. Most of the transactions related to these real estate activities closed during the fourth quarter of 2020 with an aggregate one-time cash outlay of $21.9 million during the third and fourth quarters of 2020. We incurred approximately $23.1 million of pre-tax costs related to these real estate activities during the third and fourth quarters of 2020. These activities are expected to result in future annual before-tax savings of approximately $14.0 million beginning in 2021.
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

70	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
Recurring revenue is comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, hosting services, payment services, online training programs, subscription-based analytic services, such as donor acquisitions and data enrichment services. Recurring revenue also includes fees from maintenance services for our on-premises solutions, services included in our renewable subscription contracts, retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and variable transaction revenue associated with the use of our solutions.
Our payment services are offered with the assistance of third-party vendors. In general, when we are the principal in a transaction based on the factors identified in ASC 606-10-55-36 through 55-40, we record the revenue and related

2020 Form 10-K	71

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
One-time services and other
One-time services and other revenue is primarily comprised of fees for one-time consulting, analytic and onsite training services, fees for retained and managed services contracts that we do not expect to have a term consistent with our cloud solution contracts, and fees from user conferences.
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
Fees for retained and managed services contracts are generally billed in advance and recognized over time on a ratable basis over the contract term, beginning on the date the service is made available to the customer.
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

72	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
We record all derivative instruments on our consolidated balance sheets at fair value as either an asset or liability. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Ineffective portions of the changes in the fair value of cash flow hedges are recognized currently in earnings. See Note 10 to these consolidated financial statements for further discussion of our derivative instruments.
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
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash due to customers and accounts receivable. Our cash and cash equivalents and restricted cash due to customers are placed with high credit-quality financial institutions. Our accounts receivable is derived from sales to customers who primarily operate in the nonprofit sector. With respect to accounts receivable, we perform ongoing evaluations of our customers and maintain an allowance for credit losses based on historical experience and our

2020 Form 10-K	73

Blackbaud, Inc.
Notes to Consolidated Financial Statements
expectations of future credit losses. As of and for the years ended December 31, 2020, 2019 and 2018, there were no significant concentrations with respect to our consolidated revenues or accounts receivable.
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
Construction-in-progress primarily related to purchases of facilities and information technology assets which had not been placed in service at the respective balance sheet dates. We transfer these assets to the applicable property and equipment category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2020, 2019 and 2018.
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
The quantitative impairment test compares the fair values of identified reporting units with their respective carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Based on our current internal reporting structure, we currently have one operating segment, one reportable segment, and one reporting unit. In each of 2020, 2019 and 2018, we performed the quantitative impairment test, which indicated that the estimated fair values of the identified reporting units significantly exceeded their respective carrying values. There was no impairment of goodwill during 2020, 2019 and 2018.

74	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Intangible assets other than goodwill
We amortize finite-lived intangible assets over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Straight-line and accelerated(1)	8-17
Marketing assets	Straight-line	2-15
Acquired software and technology	Straight-line and accelerated(1)	5-14
(1)Certain of the customer relationships and acquired software and technology assets are amortized on an accelerated basis.
We write off the gross carrying amount and accumulated amortization balances for all fully amortized intangible assets. We evaluate the estimated useful lives and the potential for impairment of finite and indefinite-lived intangible assets on an annual basis or more frequently if events or circumstances indicate revised estimates of useful lives may be appropriate or that the carrying amount may be impaired. If the carrying amount of a finite-lived intangible asset is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. Substantially all of our intangible assets were acquired in business combinations. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain acquired intangible assets during 2019. There were no impairments of acquired intangible assets during 2020 and 2018.
Impairment of long-lived assets
We review long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain long-lived assets during 2020 and 2019. There was no impairment of long-lived assets during 2018.
Deferred financing costs and debt discount
Deferred financing costs included in other assets represent the direct third-party costs of entering into the revolving (line-of-credit) portion of our credit facility in October 2020 and portions of the unamortized deferred financing costs from prior facilities. These costs are amortized ratably over the term of the credit facility as interest expense.
Other debt issuance costs, as well as the debt discount associated with our 2020 Credit facility (as defined below) and portions of the unamortized balances from prior facilities, are recorded as a direct deduction from debt. These costs are amortized over the term of the credit facility as interest expense.
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

2020 Form 10-K	75

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other income, net. For the years ended December 31, 2020 and 2018, we recorded net foreign currency losses of $1.1 million and $0.9 million, respectively. For the year ended 2019, we recorded a net foreign currency loss that was insignificant.
Research and development
Research and development costs are expensed as incurred except as noted below under Software development costs. These costs include compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to researching and developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
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

76	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
activities are expensed as incurred. In addition, internal costs that cannot be reasonably separated between maintenance and relatively minor upgrades and enhancements are expensed as incurred.
Qualifying capitalized software development costs are amortized on a straight-line basis over the software asset's estimated useful life, which is generally 3 to 7 years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain capitalized software development costs during 2020. There were no impairment charges related to capitalized software development costs during the years ended December 31, 2019 and 2018. We write off the gross carrying amount and accumulated amortization balances for all fully amortized software development cost assets.
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
Below is a summary of the changes in our allowance for credit losses.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Recovery	Balance at end of year
2020(1)	$4,011	$6,787	$(2,363)	$581	$9,016
2019	1,345	2,476	(2,617)	679	1,883
2018	741	2,446	(2,663)	821	1,345
(1)Upon adoption of ASU 2016-13 at January 1, 2020, we reclassified certain balances previously disclosed within the allowance for sales returns to the allowance for credit losses, as these amounts reflect the credit risk associated with our accounts receivable. The amount reclassified was $2.1 million.
The increase in our allowance for credit losses during the year ended December 31, 2020 was primarily due to an increase in the aging of our receivables during the second and third quarters of 2020 associated with the COVID-19 pandemic. We saw some improvement in our customers' payment behavior during the fourth quarter. The amount of write-offs during the year ended December 31, 2020 was lower than the amount of write-offs during the same period in 2019 as we temporarily suspended sending past due customer accounts to collections during the second and third quarters due to payment delays related to COVID-19.
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
Below is a summary of the changes in our allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Deduction	Balance at end of year
2020(1)	$1,518	$6,443	$(6,685)	$1,276
2019	3,377	6,232	(5,963)	3,646
2018	4,400	4,952	(5,975)	3,377
(1)As discussed above, we reclassified certain balances previously disclosed within the allowance for sales returns to the allowance for credit losses upon adoption of ASU 2016-13 at January 1, 2020. The amount reclassified was $2.1 million.

2020 Form 10-K	77

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Advertising costs
We expense advertising costs as incurred, which were $3.0 million, $3.1 million and $4.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Restructuring costs
Restructuring costs include charges for the costs of exit or disposal activities. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred. For details of our restructuring activities, see Note 19 to these consolidated financial statements.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, accrued expense and other current liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheet as of December 31, 2020.
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

78	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

3. Business Combinations
2019 Acquisition
YourCause
On January 2, 2019, we acquired all of the outstanding equity securities, including all voting equity interests, of YourCause Holdings, LLC, a Delaware limited liability company ("YourCause"), pursuant to a purchase agreement and plan of merger. The acquisition expanded our footprint in corporate social responsibility and employee engagement and enhanced our position as a leader in providing solutions to both nonprofit organizations and for-profit companies committed to addressing social issues. We acquired the equity securities for an aggregate purchase price of $157.7 million in cash, net of closing adjustments. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility. As a result of the acquisition, YourCause became a wholly owned subsidiary of ours. We finalized the purchase price allocation of YourCause, including the valuation of assets acquired and liabilities assumed, during the fourth quarter of 2019. All measurement period adjustments were insignificant. We determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented.
2018 Acquisition
Reeher
On April 30, 2018, we acquired all of the outstanding equity securities, including all voting equity interests, of Reeher LLC, a Minnesota limited liability company (“Reeher”), pursuant to a securities purchase agreement. The acquisition expanded our fundraising performance management capabilities with the goal of driving more effective fundraising and greater social good outcomes for our customers. We acquired the equity securities for an aggregate purchase price of $41.2 million in cash, net of closing adjustments. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility. As a result of the acquisition, Reeher became a wholly owned subsidiary of ours. We finalized the purchase price allocation of Reeher, including the valuation of assets acquired and liabilities assumed, during the second quarter of 2019. All measurement period adjustments were insignificant. We determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented.

4. Goodwill and Other Intangible Assets
The change in our goodwill during 2020 consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2019	$634,088
Effect of foreign currency translation	1,766
Balance at December 31, 2020	$635,854

2020 Form 10-K	79

Blackbaud, Inc.
Notes to Consolidated Financial Statements
We have recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization as of:

	December 31,
(dollars in thousands)	2020	2019
Finite-lived gross carrying amount
Customer relationships	$287,116	$286,951
Marketing assets	34,642	34,246
Acquired software and technology	232,339	233,094
Non-compete agreements	—	2,200
Total finite-lived gross carrying amount	554,097	556,491
Accumulated amortization
Customer relationships	(138,635)	(118,031)
Marketing assets	(5,918)	(3,648)
Acquired software and technology	(132,038)	(115,048)
Non-compete agreements	—	(1,869)
Total accumulated amortization	(276,591)	(238,596)
Intangible assets, net	$277,506	$317,895
During the year ended December 31, 2020, changes to the gross carrying amounts of intangible asset classes were primarily related to write-offs of fully amortized intangible assets and the effect of foreign currency translation.
During the year ended December 31, 2019, we recorded an impairment charge of $0.9 million against an acquired marketing asset that reduced the carrying value of the asset to zero. The impairment charge resulted from our decision during the year to rebrand the solution to which the asset related. This impairment charge was recorded as amortization on our consolidated statements of comprehensive income.
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
The following table summarizes amortization expense of our finite-lived intangible assets:

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Included in cost of revenue:
Cost of recurring	$36,835	$42,565	$39,877
Cost of one-time services and other	2,133	2,204	2,356
Total included in cost of revenue	38,968	44,769	42,233
Included in operating expenses	2,915	5,316	4,844
Total amortization of intangibles from business combinations	$41,883	$50,085	$47,077

80	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of December 31, 2020:

Years ending December 31, (dollars in thousands)	Amortization expense
2021	36,933
2022	34,739
2023	33,735
2024	33,222
2025	30,482
Total	$169,111

5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018
Numerator:
Net income	$7,717	$11,908	$44,841
Denominator:
Weighted average common shares	48,184,714	47,695,383	47,206,669
Add effect of dilutive securities:
Stock-based awards	511,627	616,888	838,415
Weighted average common shares assuming dilution	48,696,341	48,312,271	48,045,084
Earnings per share:
Basic	$0.16	$0.25	$0.95
Diluted	$0.16	$0.25	$0.93

Anti-dilutive shares excluded from calculations of diluted earnings per share	956,303	241,336	48,881

2020 Form 10-K	81

Blackbaud, Inc.
Notes to Consolidated Financial Statements

6. Fair Value Measurements
Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of December 31, 2020
Financial liabilities:
Derivative instruments	$—	$4,159	$—	$4,159
Total financial liabilities	$—	$4,159	$—	$4,159

Fair value as of December 31, 2019
Financial liabilities:
Derivative instruments	$—	$1,757	$—	$1,757
Total financial liabilities	$—	$1,757	$—	$1,757
Our derivative instruments within the scope of Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, are required to be recorded at fair value. Our derivative instruments that are recorded at fair value include interest rate swaps.
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy. The Financial Conduct Authority in the U.K. has stated that it plans to phase out LIBOR by the end of calendar year 2021. We do not currently anticipate a significant impact to our financial position or results of operations as a result of this action as we expect that our financial contracts currently indexed to LIBOR will either expire or be modified without significant financial impact before the phase out occurs.
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at December 31, 2020 and December 31, 2019, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at December 31, 2020 and December 31, 2019, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt under the 2020 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. Our fixed rate debt is also classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the years ended December 31, 2020, 2019 and 2018. Additionally, we did not hold any Level 3 assets or liabilities during the years ended December 31, 2020, 2019 and 2018.
Non-recurring fair value measurements
Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, goodwill and operating lease ROU assets, which are recognized at fair value during the period in which an acquisition is completed or at lease commencement, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for long-lived assets, intangible assets acquired and operating lease ROU assets, are based on Level 3 unobservable inputs. In the event of an impairment, we determine the fair value of these assets other than goodwill using a discounted cash flow approach, which contains significant unobservable inputs and, therefore, is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate. For goodwill

82	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
impairment testing, we estimate fair value using market-based methods including the use of market capitalization and consideration of a control premium.
As more fully described in Note 7 and Note 11, during the year ended December 31, 2020, we recorded impairment charges of $4.3 million against certain previously capitalized software development costs and $4.0 million against our operating lease ROU assets.
During the year ended December 31, 2019, we recorded impairment charges of $3.8 million against our operating lease ROU assets, $1.4 million against certain property and equipment assets and $0.9 million against certain finite-lived intangible assets. See Notes 11, 7 and 4, respectively, to these consolidated financial statements for additional details.
There were no other non-recurring fair value adjustments during 2020, 2019 and 2018 except for certain business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date from updated estimates and assumptions during the measurement period. See Note 3 to these consolidated financial statements for additional details.

7. Property and Equipment and Software Development Costs
Purchase of Global Headquarters Facility
In August 2020, we completed the purchase of the building, fixtures and other improvements and parcels of land of our Global Headquarters Facility in Charleston, South Carolina, pursuant to a Purchase and Sale Agreement (the "PSA") with HPBB1, LLC, a Georgia limited liability company (the "Seller") (the "Transaction"). Prior to the completion of the Transaction, we leased the Global Headquarters Facility from the Seller. We paid the Seller a purchase price that included the assumption of the Seller's obligations of $61.1 million, cash of $15.2 million and certain lender fees, closing costs, adjustments and prorations as set forth in the PSA. We funded the cash portion of the purchase price through borrowings under our then-existing credit facility. We capitalized the insignificant direct transaction costs we incurred as a component of the assets acquired.
As a result of the Transaction, we derecognized the ROU asset and lease liability associated with the former lease and recorded the following long-lived assets on a relative fair value basis in property and equipment, net upon closing:

(dollars in thousands)	Assets acquired	Estimated useful life (years)
Land	$9,548	—
Building	61,284	39
Building improvements	4,393	7 - 15
Total long-lived assets	$75,225

2020 Form 10-K	83

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Property and equipment
Property and equipment consisted of the following as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2020	2019
Land	—	$9,548	$—
Building	39	61,284	—
Building improvements(1)	7 - 20	9,942	—
Equipment	1 - 5	2,865	4,512
Computer hardware	1 - 5	56,202	67,045
Computer software	1 - 5	23,116	35,726
Construction in progress	—	3,435	213
Furniture and fixtures	1 - 7	2,796	7,823
Leasehold improvements	Lesser of lease term or estimated useful life	6,044	24,295
Total property and equipment		175,232	139,614
Less: accumulated depreciation		(70,055)	(104,068)
Property and equipment, net		$105,177	$35,546
(1)Upon acquisition of our Global Headquarters Facility in August 2020, we reclassified related leasehold improvement costs of $5.5 million to building improvements given the acquisition of the underlying assets.
Depreciation expense was $19.2 million, $15.0 million and $15.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
During the year ended December 31, 2019, we recorded impairment charges of $1.4 million against certain property and equipment assets that reduced the carrying value of the assets to zero. These impairment charges are reflected in restructuring on the statements of comprehensive income and resulted primarily from our facilities optimization restructuring as we wrote-off facilities-related fixed assets that we would no longer use. See Note 19 to these consolidated financial statements for additional details regarding our facilities optimization restructuring.
Software development costs
Software development costs consisted of the following as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2020	2019
Software development costs	3 - 7	$164,665	$139,014
Less: accumulated amortization		(52,838)	(37,712)
Software development costs, net		$111,827	$101,302
During the year ended December 31, 2020, we recorded an impairment charge of $4.3 million against certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge is reflected in cost of recurring revenue and resulted primarily from our decision to accelerate the end of customer support for certain solutions. Other changes to the gross carrying amount of software development costs were primarily related to qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those for our cloud solutions, write-offs of fully amortized assets, and the effect of foreign currency translation.
Amortization expense related to software development costs was $31.7 million, $20.7 million and $16.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included primarily in cost of recurring.

84	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

8. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	December 31, 2020	December 31, 2019
Restricted cash due to customers	$607,943	$545,485
Real estate escrow balances	1,276	—
Total restricted cash	$609,219	$545,485
Prepaid expenses and other assets

(dollars in thousands)	December 31, 2020	December 31, 2019
Costs of obtaining contracts(1)(2)	$84,914	$90,764
Prepaid software maintenance and subscriptions(3)	24,471	17,384
Implementation costs for cloud computing arrangements, net(4)(5)	11,298	7,294
Unbilled accounts receivable	10,385	6,233
Receivables for probable insurance recoveries(6)	6,288	—
Prepaid insurance	1,426	1,585
Taxes, prepaid and receivable	1,891	849
Security deposits	754	885
Other assets	9,578	8,051
Total prepaid expenses and other assets	151,005	133,045
Less: Long-term portion	72,639	65,193
Prepaid expenses and other current assets	$78,366	$67,852
(1)Amortization expense from costs of obtaining contracts was $37.4 million, $38.1 million and $35.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in sales, marketing and customer success expense in our consolidated statements of comprehensive income.
(2)The current portion of costs of obtaining contracts as of December 31, 2020 and 2019 was $31.9 million and $33.0 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of December 31, 2020 and December 31, 2019 was $19.8 million and $16.1 million, respectively.
(4)These costs, which were previously included in prepaid software maintenance and subscriptions, primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.
(5)Amortization expense from capitalized cloud computing implementation costs was $0.8 million for the year ended December 31, 2020 and insignificant for the year ended December 31, 2019. Accumulated amortization for these costs was $1.1 million as of December 31, 2020 and insignificant as of December 31, 2019.
(6)See discussion of the Security Incident at Note 11.

2020 Form 10-K	85

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Accrued expenses and other liabilities

(dollars in thousands)	December 31, 2020	December 31, 2019
Operating lease liabilities, current portion	$9,359	$19,784
Accrued bonuses(1)	—	24,617
Taxes payable(2)	19,577	6,835
Customer credit balances	5,874	4,505
Accrued commissions and salaries	5,010	6,980
Accrued legal costs	4,808	87
Derivative instruments	4,159	1,757
Unrecognized tax benefit	3,351	3,758
Accrued health care costs	2,341	2,399
Accrued vacation costs	2,311	2,232
Other liabilities	6,304	6,105
Total accrued expenses and other liabilities	63,094	79,059
Less: Long-term portion	10,866	5,742
Accrued expenses and other current liabilities	$52,228	$73,317
(1)In March 2020, we reduced our accrued bonuses due to the payment of bonuses from the prior year and, in response to COVID-19, determined to replace our 2020 cash bonus plans with performance-based equity awards (see Note 2).
(2)We deferred payments of the employer's portion of Social Security taxes during 2020 under the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), half of which is due by the end of calendar year 2021 with the remainder due by the end of calendar year 2022.
Deferred revenue

(dollars in thousands)	December 31, 2020	December 31, 2019
Recurring	$303,840	$302,751
One-time services and other	13,074	13,386
Total deferred revenue	316,914	316,137
Less: Long-term portion	4,678	1,802
Deferred revenue, current portion	$312,236	$314,335
Other income, net

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Interest income	$1,660	$2,802	$2,008
Other (expense) income, net	(2)	1,256	(905)
Other income, net	$1,658	$4,058	$1,103

86	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

9. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Credit facility:
Revolving credit loans	$69,625	$187,000	1.83%	3.11%
Term loans	400,000	281,250	3.12%	3.22%
Real estate loans	60,626	—	5.22%	—%
Other debt	3,926	—	5.00%	—%
Total debt	534,177	468,250	3.21%	3.18%
Less: Unamortized discount and debt issuance costs	3,144	1,150
Less: Debt, current portion	12,840	7,500	2.61%	3.05%
Debt, net of current portion	$518,193	$459,600	3.22%	3.18%
2020 refinancing
We were previously party to a 5-year $700.0 million credit facility entered into during June 2017. The credit facility included: a dollar and a designated currency revolving credit facility with sublimits for letters of credit, swingline loans and multicurrency borrowings (the “2017 Revolving Facility”) and a term loan (the “2017 Term Loan”) together, (the “2017 Credit Facility”).
In October 2020, we entered into a 5-year $900.0 million Amended and Restated Credit Agreement (the “2020 Credit Facility”). The 2020 Credit Facility matures in October 2025 and replaced the 2017 Credit Facility by amending and restating it to include a $500.0 million revolving credit facility (the “2020 Revolving Facility”) and a $400.0 million term loan facility (the “2020 Term Loan”). Upon closing, we borrowed $400.0 million pursuant to the 2020 Term Loan and used the proceeds to repay the outstanding principal balance of the term loan under the 2017 Credit Facility, and repay $124.4 million of outstanding revolving credit loans under the 2017 Revolving Facility.
In connection with the amendment and restatement of the 2017 Credit Facility, the existing Pledge Agreement dated June 2, 2017 (as amended, supplemented or modified from time to time, the “2017 Pledge Agreement”), by us in favor of Bank of America, N.A., as administrative agent, was likewise amended and restated.
Certain lenders of the 2020 Term Loan participated in the 2017 Term Loan and the change in present value of our future cash flows to these lenders under the 2017 Term Loan and under the 2020 Term Loan was less than 10%. Accordingly, we accounted for the refinancing event as a debt modification. Certain lenders of the 2017 Term Loan did not participate in the 2020 Term Loan. Accordingly, we accounted for the refinancing event for these lenders as a debt extinguishment. Certain lenders of the 2017 Revolving Facility participated in the 2020 Revolving Facility and provided increased borrowing capacities. Accordingly, we accounted for the refinancing event for these lenders as a debt modification. Certain lenders of the 2017 Revolving Facility did not participate in the 2020 Revolving Facility. Accordingly, we accounted for the refinancing event for these lenders as a debt extinguishment.
We recorded an insignificant loss on debt extinguishment related to the write-off of debt discount and deferred financing costs for the portions of the 2017 Credit Facility considered to be extinguished. This loss was recognized in the consolidated statements of comprehensive income within other income, net.
In connection with our entry into the 2020 Credit Facility, we paid $4.0 million in financing costs, of which $1.2 million were capitalized in other assets and, together with a portion of the unamortized deferred financing costs from the 2017 Credit Facility and prior facilities, are being amortized into interest expense over the term of the new facility. As of December 31, 2020, deferred financing costs totaling $1.5 million were included in other assets on our consolidated balance sheets. We recorded aggregate financing costs of $2.0 million as a direct deduction from the carrying amount

2020 Form 10-K	87

Blackbaud, Inc.
Notes to Consolidated Financial Statements
of our debt liability, which related to debt discount (fees paid to lenders) and debt issuance costs for the 2020 Term Loan.
Summary of the 2020 Credit Facility
The 2020 Revolving Facility includes (i) a $50.0 million sublimit available for the issuance of standby letters of credit, (ii) a $50.0 million sublimit available for swingline loans, and (iii) a $100.0 million sublimit available for multicurrency borrowings.
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
Dollar tranche loans under the 2020 Revolving Facility and 2020 Term Loan bear interest at a rate per annum equal to (a) a base rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, N.A., and (iii) the Eurocurrency Rate (which varies depending on the currency in which the loan is denominated) plus 1.00% (the “Base Rate”), plus (b) an applicable margin as specified in the 2020 Credit Facility (the “Applicable Margin”). Each Eurocurrency Rate Loan under the 2020 Credit Facility shall bear interest at a rate per annum equal to the Eurocurrency Rate, plus the Applicable Margin. The Applicable Margin shall be adjusted quarterly, varies based on our net leverage ratio and varies based on whether the loan is a Base Rate Loan (0.375% to 1.125%) or a Eurocurrency Rate Loan (1.375% to 2.125%).
We also pay a quarterly commitment fee on the unused portion of the 2020 Revolving Facility from 0.250% to 0.375% per annum, depending on our net leverage ratio. At December 31, 2020, the commitment fee was 0.25%.
The term loan under the 2020 Credit Facility requires periodic principal payments. The balance of the term loan and any amounts drawn on the revolving credit loans are due upon maturity of the 2020 Credit Facility in October 2025. We evaluate the classification of our debt as current or non-current based on the required annual maturities of the 2020 Credit Facility. We may prepay the 2020 Credit Facility in whole or in part at any time without premium or penalty, other than customary breakage costs with respect to certain types of loans.
The 2020 Credit Facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. Financial covenants include a net leverage ratio and an interest coverage ratio. At December 31, 2020, we were in compliance with our debt covenants under the 2020 Credit Facility.
Under the terms of the 2020 Credit Facility, we are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the Revolving Credit Facility and/or request additional incremental term loans in the aggregate principal amount of up to $250.0 million plus an amount, if any, such that the net leverage ratio shall be no greater than 3.25 to 1.00. At December 31, 2020, our available borrowing capacity under the 2020 Credit Facility was $429.3 million.
Real estate loans
In August 2020, we completed the purchase of our Global Headquarters Facility. As part of the purchase price, we assumed the Seller’s obligations under (i) a 5.12% Senior Secured Note, Series A1, in the outstanding principal amount of $49.1 million, dated May 2, 2018, and (ii) a 5.61% Senior Secured Note, Series A2, in the outstanding principal amount of $12.0 million, dated May 2, 2018, or an aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). The Series A1 Note provides that we will pay the remaining principal amount due thereunder together with interest thereon at the rate indicated above, in monthly installments until it matures in April 2038. The Series A2 Note provides that we pay interest only in monthly installments at the rate indicated above with the principal amount due at maturity in April 2038. The Real Estate Loans are secured by a first priority lien on the real property constituting the Global Headquarters Facility. Our assumption of the Real Estate Loans was a noncash investing and financing transaction and is reflected in our supplemental disclosure of cash flow information. At December 31, 2020, we were in compliance with our debt covenants under the Real Estate Loans.

88	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Other debt
In December 2019, we entered into a 51-month $2.2 million agreement to finance our purchase of software and related services for our internal use. The agreement is a non-interest-bearing note requiring four equal annual payments, where the first payment was due in January 2020. Interest associated with the note has been imputed at the rate we would incur for amounts borrowed under our then-existing credit facility.
In January 2020, we entered into an additional 39-month $3.5 million agreement to finance our purchase of software and related services for our internal use. The agreement is a non-interest-bearing note requiring three equal annual payments, where the first payment was due in March 2020. Interest associated with the note has been imputed at the rate we would incur for amounts borrowed under our then-existing credit facility.
As of December 31, 2020, the required annual maturities related to the 2020 Credit Facility, the Real Estate Loans and our other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2021	$12,840
2022	12,985
2023	11,983
2024	11,609
2025	431,408
Thereafter	53,352
Total required maturities	$534,177

10. Derivative Instruments
Cash flow hedges
We generally use derivative instruments to manage our variable interest rate risk. We have entered into interest rate swap agreements, which effectively convert portions of our variable rate debt under the 2020 Credit Facility to a fixed rate for the term of the swap agreements. We designated each of the interest rate swap agreements as a cash flow hedge at the inception of the contracts.
The terms and notional values of our derivative instruments were as follows as of December 31, 2020:

(dollars in thousands)	Term of derivative instrument	Notional value
Derivative instruments designated as hedging instruments:
Interest rate swap	July 2017 - July 2021	$150,000
Interest rate swap	February 2018 - June 2021	50,000
Interest rate swap	June 2019 - June 2021	75,000
Interest rate swap	November 2020 - October 2024	60,000
Interest rate swap	November 2020 - October 2024	60,000
		$395,000

Forward-starting interest rate swap	June 2021 - October 2024	120,000
Forward-starting interest rate swap	July 2021 - October 2024	120,000
		$240,000

2020 Form 10-K	89

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The fair values of our derivative instruments were as follows as of:

		Liability Derivatives
(dollars in thousands)	Balance sheet location	December 31, 2020	December 31, 2019
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses and other current liabilities	$2,698	$—
Interest rate swaps, long-term portion	Other liabilities	1,461	1,757
Total derivative instruments designated as hedging instruments		$4,159	$1,757
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	December 31, 2020		Year ended December 31, 2020
Interest rate swaps	$(4,159)	Interest expense	$(3,827)

	December 31, 2019		Year ended December 31, 2019
Interest rate swaps	$(1,757)	Interest expense	$573

	December 31, 2018		Year ended December 31, 2018
Interest rate swaps	$2,074	Interest expense	$118
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive loss as of December 31, 2020 that is expected to be reclassified into earnings within the next twelve months is $3.4 million. There were no ineffective portions of our interest rate swap derivatives during the years ended December 31, 2020, 2019 and 2018. See Note 14 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.
We did not have any undesignated derivative instruments during 2020, 2019 and 2018.

11. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. In August 2020, we completed the purchase of our Global Headquarters Facility that we previously leased (see Note 7). As of December 31, 2020, we had operating leases for office space that had not yet commenced with future rent payments of $3.5 million with a lease term of approximately 3 years.

90	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The components of lease expense for the year ended December 31, 2020, were as follows:

	Year ended December 31,
(dollars in thousands)	2020	2019
Operating lease cost(1)	$41,210	$27,519
Variable lease cost	4,266	4,035
Sublease income	(3,120)	(3,189)
Net lease cost	$42,356	$28,365
(1)Includes short-term lease costs, which were immaterial.
During the third quarter of 2020, we adjusted our workforce strategy to provide more flexibility for our employees to work remotely when our offices reopen. This change is expected to create efficiencies within our real estate strategy as we optimize our footprint and shift toward more collaborative workspaces within our offices. As a result, during the three months ended September 30, 2020, we reduced the estimated useful lives of our operating lease ROU assets for certain of our office locations we expected to exit. We recorded $16.2 million in incremental operating lease costs during 2020 related to this change in accounting estimate, which accounts for a substantial portion of the increase in operating lease costs during 2020. For these same office locations, we also reduced the estimated useful lives of certain facilities-related fixed assets, which resulted in incremental depreciation expense of $4.6 million during 2020 (see Note 7). During the twelve months ended December 31, 2020, we also recorded $4.0 million in impairments of operating lease ROU assets associated with certain leased office spaces we have ceased using as a result of our adjusted workforce strategy. These impairment charges are reflected in general and administrative expense.
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
Total rent expense as determined under ASC 840 was $22.2 million for the year ended December 31, 2018.
Maturities of our operating lease liabilities as of December 31, 2020 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases
2021	10,353
2022	5,796
2023	4,417
2024	3,211
2025	1,905
Thereafter	3,847
Total lease payments	29,529
Less: Amount representing interest	2,813
Present value of future payments	$26,716

2020 Form 10-K	91

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Our ROU assets and lease liabilities are included in the following line items in our consolidated balance sheet:

(dollars in thousands)	December 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$22,671	$104,400

Accrued expenses and other current liabilities	$9,359	$19,784
Operating lease liabilities, net of current portion	17,357	95,624
Total operating lease liabilities	$26,716	$115,408
As of December 31, 2020, the weighted average remaining lease terms and discount rates were as follows:

(dollars in thousands)	December 31, 2020	December 31, 2019
Operating leases
Weighted average remaining lease term (years)	4.6	12.5
Weighted average discount rate	5.70%	5.96%
Supplemental cash flow information related to leases during the year ended December 31, 2020, was as follows:

	Year ended December 31,
(dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,120	$24,569
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	11,002	102,245
Other commitments
The term loans under the 2020 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2020 Credit Facility in October 2025. The Real Estate Loans also require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2020, the remaining aggregate minimum purchase commitment under these arrangements was approximately $94.8 million through 2024.
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

92	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
During 2020, we recorded $10.4 million of expenses related to the Security Incident and offsetting probable insurance recoveries of $9.4 million. Due to the time required to submit and process such insurance claims, we have not yet received all of the accrued insurance recoveries. Of the insurance recoveries recorded, $3.1 million had been paid as of December 31, 2020. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, and enhancements to our cybersecurity measures. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our condensed consolidated statements of comprehensive income. We expect to continue to experience increased costs related to our response to the Security Incident and our efforts to further enhance our security measures, which may or may not be material.
As a result of the Security Incident, we are currently subject to certain legal proceedings, claims, inquiries and investigations, as discussed below, and could be the subject of additional legal proceedings, claims, inquires and investigations in the future that might result in adverse judgments, settlements, fines, penalties, or other resolution. Although we carry insurance policies that we believe will provide coverage for a significant portion of our current and expected future losses and expenses related to the Security Incident, there can be no assurance that they will do so.
Based on our analysis of the factors described above, we have not recorded a liability related to the Security Incident as of December 31, 2020 because we are unable at this time to reasonably estimate the possible loss or range of loss.
Customer claims. To date, we have received approximately 570 claims for reimbursement of expenses from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident (none of which have as yet been filed in court or in arbitration). Possible exposure could result from our customers’ costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. We are in the process of analyzing individual customer contracts into which we have entered, the specific claims made and applicable law. At this time we cannot determine what, if any, exposure we have in the context of customer claims.

2020 Form 10-K	93

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Customer constituent class actions. Presently, we are a defendant in 30 putative consumer class action cases [27 in U.S. federal courts (some of which have been consolidated under multi district litigation to a single federal court), 1 in a U.S. state court and 2 in Canadian courts] alleging harm from the Security Incident. The plaintiffs in these cases, who purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief.
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
Governmental inquiries. To date, we have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 44 state Attorneys General and the District of Columbia relating to the Security Incident. In addition, we have received communications, inquires and requests from the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the U.S. Securities and Exchange Commission, the Information Commissioner’s Office in the United Kingdom (the “ICO”) under the U.K. Data Protection Act 2018, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada. We are cooperating with these offices and responding to their inquiries.

12. Income Taxes
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the U.K., Australia, Ireland and Costa Rica. We are generally subject to U.S. federal income tax examination for calendar tax years 2016 through 2020 as well as state and foreign income tax examinations for various years depending on statutes of limitations of those jurisdictions. We are currently under U.S. federal income tax examination for the calendar year 2016.

94	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following summarizes the components of income tax expense (benefit):

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Current taxes:
U.S. Federal	$(407)	$1,534	$(1,088)
U.S. State and local	1,563	613	1,182
International	3,904	130	306
Total current taxes	5,060	2,277	400
Deferred taxes:
U.S. Federal	(1,064)	(1,724)	659
U.S. State and local	7,725	(2,235)	45
International	2,176	359	(1,323)
Total deferred taxes	8,837	(3,600)	(619)
Total income tax provision (benefit)	$13,897	$(1,323)	$(219)
The following summarizes the components of income before provision for income taxes:

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
U.S.	$(4,112)	$5,149	$47,532
International	25,726	5,436	(2,910)
Income before provision for income taxes	$21,614	$10,585	$44,622

2020 Form 10-K	95

Blackbaud, Inc.
Notes to Consolidated Financial Statements
A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate our income tax provision (benefit) is as follows:

	Years ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal benefit	5.9	(1.7)	4.1
Change in foreign income tax rate applied to deferred tax balances	4.0	2.0	—
Change in state income tax rate applied to deferred tax balances	0.1	(3.1)	(0.4)
Change in valuation reserve (primarily state credit reserves)	38.2	3.7	0.4
Section 162(m) limitation	17.5	30.8	4.2
Nondeductible meals, entertainment and transportation	3.3	11.3	2.6
Unrecognized tax benefit	1.3	4.4	(2.6)
GILTI inclusion	1.3	5.9	—
FDII benefit	—	(1.5)	(0.7)
Stock-based compensation	(1.2)	(20.2)	(17.4)
Foreign tax rate	(1.7)	0.3	0.2
State credits, net of federal benefit	(2.3)	(15.4)	(1.9)
DTA Adjustment – NOLs	(3.3)	—	—
Return to accrual adjustment	(4.1)	(10.6)	(1.6)
Federal credits generated	(17.4)	(37.6)	(10.4)
Other	1.7	(1.8)	2.0
Income tax provision (benefit) effective rate	64.3%	(12.5)%	(0.5)%
The increase in our effective tax rate in 2020 when compared to 2019, was primarily due to increase in valuation allowance attributable to state tax credit carryforwards for which we do not expect to realize benefit. Furthermore, our 2020 effective tax rate was negatively impacted by reduced benefit attributable to research tax credit and stock based compensation deduction. Lastly, higher 2020 earnings lessened impact of other non-deductible items.

96	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in thousands)	2020	2019
Deferred tax assets relating to:
Federal and state and foreign net operating loss carryforwards	$5,592	$9,203
Federal, state and foreign tax credits	42,598	24,435
Stock-based compensation	17,434	11,717
Operating leases	13,375	35,620
Allowance for credit losses	2,399	1,374
Intangible assets	1,663	1,560
Deferred revenue	524	682
Accrued bonuses	—	1,713
Other	9,111	7,487
Total deferred tax assets	92,696	93,791
Deferred tax liabilities relating to:
Intangible assets	(45,757)	(46,569)
Capitalized software development costs	(28,804)	(26,107)
Costs of obtaining contracts	(20,256)	(21,128)
Operating leases	(12,333)	(32,888)
Fixed assets	(8,458)	(4,446)
Other	(398)	(315)
Total deferred tax liabilities	(116,006)	(131,453)
Valuation allowance	(29,184)	(6,453)
Net deferred tax liability	$(52,494)	$(44,115)
As of December 31, 2020, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $18.5 million, $2.1 million and $21.4 million, respectively. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2028 and the state net operating loss carryforwards will expire over various periods beginning in 2021. Our foreign net operating loss carryforwards have an unlimited carryforward period. As of December 31, 2020, our foreign tax credit carryforwards for income tax purposes were insignificant. Our federal tax credit carryforwards for income tax purposes were approximately $14.1 million. Our state tax credit carryforwards for income tax purposes were approximately $30.9 million, net of federal benefit. If not utilized, the federal tax credit carryforwards will begin to expire in 2036 and the state tax credit carryforwards will begin to expire in 2021. A portion of the foreign and state net operating loss carryforwards and state credit carryforwards have a valuation reserve due to management's uncertainty regarding the future ability to use such carryforwards.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, in part because requisite tax planning strategies are no longer considered feasible and prudent, management determined that it is more likely than not that the benefit from certain state tax credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $28.2 million on the deferred tax assets related to these state tax credit carryforwards. The increase in valuation allowance resulted in $8.3 million charge to income tax expense and non-recognition of benefit attributable to credits generated in the current year.

2020 Form 10-K	97

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table illustrates the change in our deferred tax asset valuation allowance:

Years ended December 31, (dollars in thousands)	Balance at beginning of year	Acquisition- related change	Charges to expense	Balance at end of year
2020	$6,453	$—	$22,731	$29,184
2019	6,855	—	(402)	6,453
2018	7,205	16	(366)	6,855
The following table sets forth the change to our unrecognized tax benefit for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Balance at beginning of year	$4,346	$3,704	$5,160
Increases from prior period positions	414	1,183	104
Decreases in prior year positions	(614)	(385)	(413)
Increases from current period positions	491	456	58
Lapse of statute of limitations	(12)	(612)	(1,205)
Balance at end of year	$4,625	$4,346	$3,704
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $4.2 million at December 31, 2020. Certain prior period amounts relating to our 2014 acquisitions are covered under indemnification agreements and, therefore, we have recorded a corresponding indemnification asset. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2020 and December 31, 2019 was $1.1 million and $1.0 million, respectively. The total amount of interest and penalties included in the consolidated statements of comprehensive income as an increase or decrease in income tax expense for 2020, 2019 and 2018 was insignificant.
We have taken federal and state tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2020 was $1.1 million.
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

13. Stock-based Compensation
Employee stock-based compensation plans
Under the 2016 Equity and Incentive Compensation Plan Amended and Restated as of June 13, 2019 (the "2016 Equity Plan"), we may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards and cash incentive awards to employees, directors and consultants. We maintain other stock-based compensation plans including the 2008 Equity Incentive Plan (the “2008 Equity Plan”), under which no additional grants may be made.
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

98	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The total number of authorized stock-based awards available under our plans was 4,779,951 as of December 31, 2020. We issue common stock from our pool of authorized stock upon exercise of stock options and stock appreciation rights, vesting of restricted stock units or upon granting of restricted stock.
Historically, we have issued four types of awards under these plans: restricted stock awards, restricted stock units, stock options and stock appreciation rights ("SARs"). There have been no new stock options or SARs granted since 2005 and 2013, respectively. The following table sets forth the number of awards outstanding for each award type as of:

	Outstanding at December 31,
Award type	2020	2019
Restricted stock awards	1,277,109	1,316,764
Restricted stock units	1,170,885	501,487
Stock options	—	206
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
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Years ended December 31,
(in thousands)	2020	2019	2018
Included in cost of revenue:
Cost of recurring	$5,793	$1,879	$2,464
Cost of one-time services and other	7,581	1,487	2,778
Total included in cost of revenue	13,374	3,366	5,242
Included in operating expenses:
Sales, marketing and customer success	15,514	11,203	9,285
Research and development	18,527	11,115	9,048
General and administrative	39,842	32,949	24,699
Total included in operating expenses	73,883	55,267	43,032
Total stock-based compensation expense	$87,257	$58,633	$48,274
See Note 2 for discussion of the additional equity award grants we made in response to COVID-19.
The total amount of compensation cost related to unvested awards not recognized was $98.7 million at December 31, 2020. It is expected that this amount will be recognized over a weighted average period of 1.4 years.

2020 Form 10-K	99

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Restricted stock awards
We have granted shares of common stock subject to certain restrictions under the 2016 Equity Plan and the 2008 Equity Plan. Restricted stock awards granted to employees vest in equal annual installments generally over 4 years from the grant date subject to the recipient’s continued employment with us. Restricted stock awards granted to non-employee directors vest after one year from the date of grant or, if earlier, immediately prior to the next annual election of directors, provided the non-employee director is serving as a director at that time. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to vote such shares and receive dividends, if declared.
The following table summarizes our unvested restricted stock awards as of December 31, 2020, and changes during the year then ended:

Restricted stock awards	Restricted stock awards	Weighted average grant-date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2020	1,316,764	$79.92
Granted	657,718	77.16
Vested	(520,296)	76.66
Forfeited	(177,077)	80.71
Unvested at December 31, 2020	1,277,109	79.54	8.4	$73,510
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock awards that vested during the years ended December 31, 2020, 2019 and 2018 was $39.9 million, $37.5 million and $24.2 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2019 and 2018 was $78.39 and $94.51, respectively.
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
The following table summarizes our unvested restricted stock units as of December 31, 2020, and changes during the year then ended:

Restricted stock units	Restricted stock units	Weighted average grant-date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2020	501,487	$80.49
Granted	1,020,381	59.59
Forfeited	(111,450)	67.75
Vested	(239,533)	78.97
Unvested at December 31, 2020	1,170,885	63.62	9.0	$67,396
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.

100	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The total fair value of restricted stock units that vested during the years ended December 31, 2020, 2019 and 2018 was $18.9 million, $19.2 million, and $13.7 million, respectively. The weighted average grant date fair value of restricted stock units granted for the years ended December 31, 2019 and 2018 was $77.90 and $95.59, respectively.
Stock appreciation rights
All SARs previously granted were fully vested as of December 31, 2017. The total intrinsic value of SARs exercised during the years ended December 31, 2019 and 2018 was $3.6 million and $12.4 million, respectively. SARs granted with a market condition had a fair market value assigned at the grant date based on the use of a Monte Carlo simulation model. All other SARs granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model.

14. Stockholders' Equity
Preferred stock
Our Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.
Dividends
In March 2020, in response to the global COVID-19 pandemic, our Board of Directors rescinded its previously announced policy to pay an annual dividend at a rate of $0.48 per share of common stock and discontinued the declaration and payment of all cash dividends beginning with the second quarter of 2020 and thereafter until such time, if any, as it may otherwise determine in its sole discretion.
The following table provides information with respect to quarterly dividends paid on common stock during the year ended December 31, 2020.

Declaration Date	Dividend per Share	Record Date	Payable Date
February 10, 2020	$0.12	February 28	March 13
Stock repurchase program
In November 2020, our Board of Directors reauthorized and expanded a stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. Under the 2020 Credit Facility, we have restrictions on our ability to repurchase shares of our common stock.
We account for purchases of treasury stock under the cost method. During the year ended December 31, 2020, we purchased 714,000 shares for $41.0 million. The remaining amount available to purchase stock under the stock repurchase program was $209.0 million as of December 31, 2020.
Between January 1, 2021 and February 19, 2021, we repurchased an additional 465,821 shares for $28.1 million.

2020 Form 10-K	101

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Years ended December 31,
(in thousands)	2020	2019	2018
Accumulated other comprehensive loss, beginning of period	$(5,290)	$(5,110)	$(642)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive (loss) income balance, beginning of period	$(1,323)	$1,498	$748
Other comprehensive (loss) income before reclassifications, net of tax effects of $1,625, $860 and $(239)	(4,602)	(2,399)	670
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	3,827	(573)	(118)
Tax (benefit) expense included in provision for income taxes	(1,003)	151	31
Total amounts reclassified from accumulated other comprehensive (loss) income	2,824	(422)	(87)
Net current-period other comprehensive (loss) income	(1,778)	(2,821)	583
Reclassification upon adoption of ASU 2018-02	—	—	167
Accumulated other comprehensive (loss) income balance, end of period	$(3,101)	$(1,323)	$1,498
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(3,967)	$(6,608)	$(1,390)
Translation adjustments	4,571	2,641	(5,218)
Accumulated other comprehensive income (loss) balance, end of period	604	(3,967)	(6,608)
Accumulated other comprehensive loss, end of period	$(2,497)	$(5,290)	$(5,110)

15. Defined Contribution Plan
We have a defined contribution 401(k) plan (the "401K Plan") covering substantially all employees. Employees were able to contribute between 1% and 75% of their salaries in 2020, 2019 and 2018. We match 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at our discretion. We suspended our 401(k) match program between April 1, 2020 and December 31, 2020 in response to COVID-19. Total matching contributions to the 401K Plan for the years ended December 31, 2020, 2019 and 2018 were $1.9 million, $8.7 million and $8.1 million, respectively.
We made a discretionary matching contribution to eligible employees 401(k) plans in December 2020 totaling $1.2 million, given our financial performance during the fourth quarter. There were no discretionary contributions by us to the 401K Plan in 2019 and 2018.

102	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

16. Segment Information
Our chief operating decision maker is our chief executive officer ("CEO"). Our chief operating decision maker uses consolidated financial information to make operating decisions, assess financial performance and allocate resources. We have one operating segment and one reportable segment.
The following table presents long-lived assets by geographic region based on the location of the assets.

	Years ended December 31,
(dollars in thousands)	2020	2019
United States	$103,123	$32,606
Other countries	2,054	2,940
Total property and equipment	$105,177	$35,546
See Note 17 to these consolidated financial statements for information about our revenues by geographic region.

17. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of December 31, 2020, approximately $755 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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
Contract balances
Our contract assets as of December 31, 2020 and December 31, 2019 were insignificant. Our opening and closing balances of deferred revenue were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Total deferred revenue	$316,914	$316,137
Deferred revenue was held flat during 2020, primarily due to declines in our 2020 bookings performance compared to our budgeted expectations as a result of COVID-19. The amount of revenue recognized during the 2020 that was included in the deferred revenue balance at the beginning of the period was approximately $311 million. The amount of revenue recognized during the 2020 from performance obligations satisfied in prior periods was insignificant.

2020 Form 10-K	103

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
United States	$772,188	$775,308	$727,366
United Kingdom	84,121	65,176	59,898
Other countries	56,910	59,939	61,342
Total revenue	$913,219	$900,423	$848,606
The General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG") comprise our go-to-market organizations. The following is a description of each market group as of December 31, 2020:
•The GMG focuses on sales to all K-12 private schools, faith communities and arts and cultural organizations, as well as emerging and mid-sized prospects in the U.S.;
•The EMG focuses on sales to all healthcare and higher education institutions, corporations and foundations, as well as large and/or strategic prospects in the U.S.; and
•The IMG focuses on sales to all prospects and customers outside of the U.S.
The following table presents our revenue by market group:

	Years ended December 31,
(dollars in thousands)	2020	2019	2018(2)
GMG	$376,762	$378,384	$362,585
EMG(1)	393,061	392,258	360,873
IMG	142,607	126,511	123,522
Other	789	3,270	1,626
Total revenue	$913,219	$900,423	$848,606
(1)The operating results of YourCause have been included in EMG from the date of acquisition. See Note 3 to these consolidated financial statements for details regarding this acquisition.
(2)Beginning in the first quarter of 2019, all of our Canadian operations are included in IMG. We have recast our revenue by market group for the twelve months ended December 31, 2018, to present them on a consistent basis with the current year.

104	2020 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

18. Quarterly Results (Unaudited)

(dollars in thousands, except per share data)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total revenue	$242,606	$215,001	$231,991	$223,621
Gross profit	123,030	116,316	127,052	118,756
(Loss) income from operations	(850)	10,087	19,582	8,424
(Loss) income before provision for income taxes	(6,672)	6,632	16,319	5,335
Net (loss) income	(13,621)	4,876	11,823	4,639
(Loss) earnings per share
Basic	$(0.28)	$0.10	$0.25	$0.10
Diluted	(0.28)	0.10	0.24	0.10

(dollars in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$237,839	$221,120	$225,634	$215,830
Gross profit	121,302	119,323	124,827	116,547
Income from operations	3,586	7,883	13,491	2,185
(Loss) income before provision for income taxes	(1,262)	4,930	9,873	(2,956)
Net income (loss)	1,324	4,566	7,140	(1,122)
Earnings (loss) per share
Basic	$0.03	$0.10	$0.15	$(0.02)
Diluted	0.03	0.09	0.15	(0.02)
Note: The individual amounts for each quarter may not sum to full year totals due to rounding.
The results of operations of acquired companies are included in the consolidated results of operations from the date of their respective acquisition. See Note 3 of these consolidated financial statements for details related to our business acquisitions.

19. Restructuring
During 2017, in an effort to further our organizational objectives, including improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. We substantially completed our facilities optimization restructuring plan as of December 2019. During the years ended December 31, 2019 and 2018, we incurred $5.8 million and $4.6 million, respectively, in before-tax restructuring charges related to these activities. Such charges during the year ended December 31, 2020 were insignificant.
Restructuring costs incurred prior to our adoption of ASU 2016-02 on January 1, 2019 consisted primarily of costs to terminate lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as insignificant costs to relocate affected employees and write-off facilities-related fixed assets that we would no longer use.
Upon adoption of ASU 2016-02 at January 1, 2019, we reduced our operating lease ROU assets recognized at transition by the carrying amounts of the restructuring liabilities for certain leased office spaces that we ceased using prior to December 31, 2018. Restructuring costs incurred during the year ended December 31, 2019 consisted primarily of operating lease ROU asset impairment costs and, to a lesser extent, lease payments for offices we had ceased using and write-offs of facilities-related fixed assets that we would no longer use.

2020 Form 10-K	105

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

Changes in Internal Control Over Financial Reporting
No change in internal control over financial reporting occurred during the fiscal quarter ended December 31, 2020 with respect to our operations that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.

106	2020 Form 10-K

Blackbaud, Inc.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Meetings of the Board and Committees,” “Delinquent Section 16(a) Reports,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2021 Annual Meeting of Stockholders expected to be held on June 9, 2021, except for "Information about our Executive Officers" which is set forth in Part I of this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information under the captions "Director Compensation," “Executive Compensation,” “Compensation Discussion and Analysis,” “2020 Summary Compensation Table” and "CEO Pay Ratio" contained in Blackbaud’s Proxy Statement for the 2021 Annual Meeting of Stockholders expected to be held on June 9, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from information under the captions “Stock Ownership” and "Equity Compensation Plan Information" contained in Blackbaud’s Proxy Statement for the 2021 Annual Meeting of Stockholders expected to be held on June 9, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information under the captions “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2021 Annual Meeting of Stockholders expected to be held on June 9, 2021.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2021 Annual Meeting of Stockholders expected to be held on June 9, 2021.

2020 Form 10-K	107

Blackbaud, Inc.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are included as part of the Annual Report on Form 10-K:
1. Financial statements
See the "Index to consolidated financial statements" in Part II Item 8 of this report.
2.Financial statement schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements thereto.
3.Exhibits
The exhibits listed below are filed or incorporated by reference as part of this report:

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1		Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1
2.5	*	Stock Purchase Agreement dated as of February 1, 2011 by and among Public Interest Data, Inc., all for the stockholders of Public Interest Data, Inc., Stephen W. Zautke, as stockholder representative and Blackbaud, Inc.	10-Q	5/10/2011	2.3
2.6		Agreement and Plan of Merger dated as of January 16, 2012 by and among Blackbaud, Inc., Caribou Acquisition Corporation and Convio, Inc.	8-K	1/17/2012	2.4
2.7		Stock Purchase Agreement dated as of October 6, 2011 by and among Everyday Hero Pty. Ltd., all of the stockholders of Everyday Hero Pty. Ltd., Nathan Betteridge as stockholder representative and Blackbaud Pacific Pty. Ltd.	10-K	2/29/2012	2.7
2.8		Purchase Agreement, dated August 30, 2014, by and among MicroEdge Holdings, LLC, Blackbaud, Inc, direct and indirect holders of all of the outstanding equity interests of MicroEdge Holdings, LLC, and VFF I AIV I, L.P., as Sellers’ Representative.	8-K	10/2/2014	10.76
2.9		Unit Purchase Agreement, dated as of August 10, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.78
2.10		Amendment, Consent and Waiver, Agreement dated as of October 2, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.79
3.4		Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009
3.5		Amended and Restated Bylaws of Blackbaud, Inc.	8-K	6/14/2019	3.1
4.1		Description of Capital Stock	10-K	2/20/2020	4.1
10.1	†	Form of Notice of Grant and Stock Option Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.34

108	2020 Form 10-K

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.2	†	Form of Notice of Grant and Restricted Stock Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.35
10.3	†	Form of Notice of Grant and Stock Appreciation Rights Agreement under Blackbaud, Inc. 2008 Equity Incentive Plan	S-8	8/4/2008	10.36
10.4		Triple Net Lease Agreement dated as of October 1, 2008 between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC	8-K	12/11/2008	10.37
10.5	†**	Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements	S-1	1/22/2010	10.2
10.6	†**	Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements	S-1/A	3/19/2010	10.1
10.7	†**	Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger)	8-K	2/28/2011	10.1
10.8	†**	Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement	8-K	2/28/2011	10.2
10.9	†	Blackbaud, Inc. 2008 Equity Incentive Plan, as amended	8-K	6/26/2012	10.59
10.10	†	Amendment to the Blackbaud, Inc. 2008 Equity Incentive Plan	8-K	6/26/2012	10.60
10.11	†	Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor and Kevin W. Mooney	10-K	2/27/2013	10.65
10.12	†	Form of Employment Agreement between Blackbaud, Inc. and Jon W. Olson	10-K	2/27/2013	10.65
10.13		Lease Amendment and Remediation Agreement entered into as of March 22, 2013, by and between Blackbaud, Inc. and Duck Pond Creek-SPE, LLC.	8-K	3/28/2013	10.66
10.14	†	Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan	DEF 14A	4/26/2016	Appendix C
10.15		Lease Agreement dated May 16, 2016 between Blackbaud, Inc. and HPBB1, LLC	10-Q	8/4/2016	10.84
10.16		First Amendment to Lease Agreement, dated as of August 22, 2016, between HPBB1, LLC and Blackbaud, Inc.	10-Q	11/4/2016	10.87
10.17		Credit Agreement, dated as of June 2, 2017, by and among Blackbaud, Inc. and certain of its subsidiaries, as Borrowers, the lenders referred to therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, PNC Bank, National Association, as Syndication Agent, and Wells Fargo Bank, National Association and Regions Bank, as Co-Documentation Agents, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC, Wells Fargo Securities, LLC and Regions Capital Markets, a division of Regions Bank, as Joint Lead Arrangers and Joint Bookrunners.	8-K	6/5/2017	10.90
10.18		Pledge Agreement, dated as of June 2, 2017, by Blackbaud, Inc. in favor of Bank of America, N.A., as administrative agent, for the ratable benefit of itself and the secured parties referred to therein.	8-K	6/5/2017	10.91

2020 Form 10-K	109

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.19	†	Form of Retention Agreement dated as of August 1, 2017 between Blackbaud, Inc. and each of Anthony W. Boor, Kevin W. Mooney and Jon W. Olson.	10-Q	8/4/2017	10.92
10.20	†	Form of Retention Agreement between Blackbaud, Inc. and Kevin P. Gregoire	10-Q	8/4/2017	10.92
10.21		Second Amendment to Lease Agreement, dated as of May 18, 2017, between HPBB1, LLC and Blackbaud, Inc.	10-K	2/20/2018	10.93
10.22		Third Amendment to Lease Agreement, dated as of December 11, 2017, between HPBB1, LLC and Blackbaud, Inc.	10-K	2/20/2018	10.94
10.23		Fourth Amendment to Lease Agreement, dated as of February 28, 2018, between HPBB1, LLC and Blackbaud, Inc.	10-Q	5/4/2018	10.95
10.24	†	Amended and Restated Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan	DEF 14A	4/24/2019	Appendix B
10.25	†	Offer Letter Agreement between Blackbaud, Inc. and Kevin P. Gregoire	10-Q	5/3/2019	10.96
10.26	†	Form of Employee Agreement between Blackbaud, Inc. and Kevin P. Gregoire	10-Q	5/3/2019	10.97
10.27	†	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2019 between Blackbaud, Inc. and Michael P. Gianoni	8-K	12/13/2019	10.99
10.28		Fifth Amendment to Lease Agreement, dated as of February 18, 2020, between HPBB1, LLC and Blackbaud, Inc.	10-Q	8/4/2020	10.1
10.29		Sixth Amendment to Lease Agreement, dated as of March 17, 2020, between HPBB1, LLC and Blackbaud, Inc.	10-Q	8/4/2020	10.2
10.30		Seventh Amendment to Lease Agreement, dated as of April 14, 2020, between HPBB1, LLC and Blackbaud, Inc.	10-Q	8/4/2020	10.3
10.31		Eighth Amendment to Lease Agreement, dated as of May 26, 2020, between HPBB1, LLC and Blackbaud, Inc.	10-Q	8/4/2020	10.4
10.32		Ninth Amendment to Lease Agreement, dated as of June 8, 2020, between HPBB1, LLC and Blackbaud, Inc.	10-Q	8/4/2020	10.5
10.33		Purchase and Sale Agreement dated June 17, 2020, between HPBB1, LLC and Blackbaud, Inc.	10-Q	8/4/2020	10.6
10.34		Tenth Amendment to Lease Agreement, dated as of June 26, 2020, between HPBB1, LLC and Blackbaud, Inc.	10-Q	8/4/2020	10.7
10.35		First Amendment to Purchase and Sale Agreement, dated July 8, 2020, between HPBB1, LLC and BBHQ1, LLC.	10-Q	11/3/2020	10.1
10.36		Second Amendment to Purchase and Sale Agreement, dated July 21, 2020, between HPBB1, LLC and BBHQ1, LLC.	10-Q	11/3/2020	10.2
10.37		Eleventh Amendment to Lease Agreement, dated as of August 13, 2020, between BBHQ1, LLC and Blackbaud, Inc.	10-Q	11/3/2020	10.3

110	2020 Form 10-K

Blackbaud, Inc.

Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.38	Amended and Restated Credit Agreement, dated as of October 30, 2020, by and among Blackbaud, Inc., and certain of its subsidiaries, as Borrowers, the lenders referred to therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, PNC Bank, National Association, as Syndication Agent, and Regions Bank, BBVA USA and Fifth Third Bank, National Association, as Co-Documentation Agents, with BofA Securities, Inc., PNC Bank, National Association, Regions Capital Markets, BBVA USA and Fifth Third Bank, National Association as Joint Lead Arrangers and Joint Bookrunners.	10-Q	11/3/2020	10.4
10.39	Amended and Restated Pledge Agreement, dated as of October 30, 2020, by Blackbaud, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein.	10-Q	11/3/2020	10.5
10.40	Termination of Triple Net Lease and Mutual Release Agreement, dated as of November 4, 2020, between Blackbaud, Inc. and HP 2000DI, LLC.				X
21.1	Subsidiaries of Blackbaud, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

2020 Form 10-K	111

Blackbaud, Inc.

Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	The registrant has applied for an extension of the confidential treatment it was previously granted with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

**	The Convio, Inc. 2009 Amended and Restated Stock Incentive Plan, as amended, and forms of stock option agreements thereunder (“Convio 2009 Original Plan Documents”) and the Convio, Inc. 1999 Stock Option/Stock Issuance Plan, as amended, and forms of stock option agreements thereunder (“Convio 1999 Plan Documents”) were filed by Convio in its Forms S-1/A and S-1, filed March 19, 2010 and January 25, 2010 as exhibits 10.1 and 10.2, respectively. The Convio, Inc. Form of Nonstatutory Stock Option Notice (Double Trigger) and Convio, Inc. Form of Restricted Stock Unit Notice (Double Trigger) and Agreement were filed by Convio in its Form 8-K on February 28, 2011 as exhibits 10.1 and 10.2 (together with the Convio 2009 Original Plan Documents, the “Convio 2009 Plan Documents”). We assumed the Convio 2009 Plan Documents and Convio 1999 Plan Documents when we acquired Convio in May 2012. We filed the Convio 2009 Plan Documents and Convio 1999 Plan Documents by incorporation by reference as exhibits 10.59, 10.60, 10.61 and 10.62 in our Form S-8 on May 7, 2012.

†	Indicates management contract or compensatory plan, contract or arrangement.
ITEM 16. Form 10-K Summary
Not applicable.

112	2020 Form 10-K

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackbaud, Inc.

Signed:	February 23, 2021	/S/ MICHAEL P. GIANONI
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/	MICHAEL P. GIANONI	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	February 23, 2021
Michael P. Gianoni

/S/	ANTHONY W. BOOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 23, 2021
Anthony W. Boor

/S/	ANDREW M. LEITCH	Chairman of the Board of Directors	Date:	February 23, 2021
Andrew M. Leitch

/S/	TIMOTHY CHOU	Director	Date:	February 23, 2021
Timothy Chou

/S/	GEORGE H. ELLIS	Director	Date:	February 23, 2021
George H. Ellis

/S/	THOMAS R. ERTEL	Director	Date:	February 23, 2021
Thomas R. Ertel

/S/	SARAH E. NASH	Director	Date:	February 23, 2021
Sarah E. Nash

/S/	JOYCE M. NELSON	Director	Date:	February 23, 2021
Joyce M. Nelson

2020 Form 10-K	113