Form 10-Q
period 2021-03-31
BLACKBAUD INC
filed 2021-05-04
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of April 28, 2021 was 48,818,991.

First Quarter 2021 Form 10-Q	1

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
Important factors that could cause actual results to differ materially from our expectations expressed in forward-looking statements include, but are not limited to, those summarized under “Part II, Item 1A. Risk factors” and elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our other SEC filings. Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statement, whether as a result of new information, future events or otherwise.

2	First Quarter 2021 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$27,753	$35,750
Restricted cash	255,158	609,219
Accounts receivable, net of allowance of $10,361 and $10,292 at March 31, 2021 and December 31, 2020, respectively	83,333	95,404
Customer funds receivable	945	321
Prepaid expenses and other current assets	98,095	78,366
Total current assets	465,284	819,060
Property and equipment, net	105,124	105,177
Operating lease right-of-use assets	20,055	22,671
Software development costs, net	113,624	111,827
Goodwill	637,113	635,854
Intangible assets, net	269,118	277,506
Other assets	74,022	72,639
Total assets	$1,684,340	$2,044,734
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$35,274	$27,836
Accrued expenses and other current liabilities	53,013	52,228
Due to customers	254,947	608,264
Debt, current portion	12,875	12,840
Deferred revenue, current portion	290,025	312,236
Total current liabilities	646,134	1,013,404
Debt, net of current portion	537,924	518,193
Deferred tax liability	54,444	54,086
Deferred revenue, net of current portion	4,495	4,678
Operating lease liabilities, net of current portion	15,744	17,357
Other liabilities	9,439	10,866
Total liabilities	1,268,180	1,618,584
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 61,595,276 and 60,904,638 shares issued at March 31, 2021 and December 31, 2020, respectively	62	61
Additional paid-in capital	574,958	544,963
Treasury stock, at cost; 12,760,956 and 12,054,268 shares at March 31, 2021 and December 31, 2020, respectively	(399,583)	(353,091)
Accumulated other comprehensive income (loss)	4,163	(2,497)
Retained earnings	236,560	236,714
Total stockholders’ equity	416,160	426,150
Total liabilities and stockholders’ equity	$1,684,340	$2,044,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Quarter 2021 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	Three months ended March 31,
(dollars in thousands, except per share amounts)	2021	2020
Revenue
Recurring	$206,750	$204,867
One-time services and other	12,441	18,754
Total revenue	219,191	223,621
Cost of revenue
Cost of recurring	88,865	89,551
Cost of one-time services and other	14,520	15,314
Total cost of revenue	103,385	104,865
Gross profit	115,806	118,756
Operating expenses
Sales, marketing and customer success	48,793	58,735
Research and development	29,179	24,977
General and administrative	30,587	25,855
Amortization	549	741
Restructuring	54	24
Total operating expenses	109,162	110,332
Income from operations	6,644	8,424
Interest expense	(5,114)	(4,159)
Other (expense) income, net	(1,010)	1,070
Income before provision for income taxes	520	5,335
Income tax provision	684	696
Net (loss) income	$(164)	$4,639
Earnings (loss) per share
Basic	$—	$0.10
Diluted	$—	$0.10
Common shares and equivalents outstanding
Basic weighted average shares	47,363,197	48,036,300
Diluted weighted average shares	47,363,197	48,455,751
Other comprehensive income (loss)
Foreign currency translation adjustment	2,511	(5,728)
Unrealized gain (loss) on derivative instruments, net of tax	4,149	(3,122)
Total other comprehensive income (loss)	6,660	(8,850)
Comprehensive income (loss)	$6,496	$(4,211)

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	First Quarter 2021 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31,
(dollars in thousands)	2021	2020
Cash flows from operating activities
Net (loss) income	$(164)	$4,639
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,461	21,804
Provision for credit losses and sales returns	2,141	2,488
Stock-based compensation expense	30,005	13,580
Deferred taxes	(1,142)	954
Amortization of deferred financing costs and discount	506	188
Other non-cash adjustments	(32)	102
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	10,407	(3,876)
Prepaid expenses and other assets	(17,426)	(5,303)
Trade accounts payable	7,550	(4,021)
Accrued expenses and other liabilities	549	(31,694)
Deferred revenue	(22,752)	(23,364)
Net cash provided by (used in) operating activities	30,103	(24,503)
Cash flows from investing activities
Purchase of property and equipment	(3,470)	(2,867)
Capitalized software development costs	(9,302)	(10,937)
Net cash used in investing activities	(12,772)	(13,804)
Cash flows from financing activities
Proceeds from issuance of debt	80,700	144,700
Payments on debt	(59,667)	(86,075)
Employee taxes paid for withheld shares upon equity award settlement	(18,426)	(19,782)
Proceeds from exercise of stock options	—	1
Change in due to customers	(353,597)	(311,095)
Change in customer funds receivable	(563)	(733)
Purchase of treasury stock	(28,066)	—
Dividend payments to stockholders	—	(5,960)
Net cash used in financing activities	(379,619)	(278,944)
Effect of exchange rate on cash, cash equivalents and restricted cash	230	(2,822)
Net decrease in cash, cash equivalents and restricted cash	(362,058)	(320,073)
Cash, cash equivalents and restricted cash, beginning of period	644,969	577,295
Cash, cash equivalents and restricted cash, end of period	$282,911	$257,222
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$27,753	$35,750
Restricted cash	255,158	609,219
Total cash, cash equivalents and restricted cash in the statement of cash flows	$282,911	$644,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Quarter 2021 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2020	60,904,638	$61	$544,963	$(353,091)	$(2,497)	$236,714	$426,150
Net loss	—	—	—	—	—	(164)	(164)
Purchase of 465,821 treasury shares under stock repurchase program	—	—	—	(28,066)	—	—	(28,066)
Vesting of restricted stock units	206,418	—	—	—	—	—	—
Employee taxes paid for 240,867 withheld shares upon equity award settlement	—	—	—	(18,426)	—	—	(18,426)
Stock-based compensation	—	—	29,995	—	—	10	30,005
Restricted stock grants	519,009	1	—	—	—	—	1
Restricted stock cancellations	(34,789)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	6,660	—	6,660
Balance at March 31, 2021	61,595,276	$62	$574,958	$(399,583)	$4,163	$236,560	$416,160

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2019	60,206,091	$60	$457,804	$(290,665)	$(5,290)	$234,855	$396,764
Net income	—	—	—	—	—	4,639	4,639
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,960)	(5,960)
Exercise of stock options and vesting of restricted stock units	210,057	—	1	—	—	—	1
Employee taxes paid for 245,358 withheld shares upon equity award settlement	—	—	—	(19,782)	—	—	(19,782)
Stock-based compensation	—	—	13,539	—	—	41	13,580
Restricted stock grants	563,947	1	—	—	—	—	1
Restricted stock cancellations	(47,456)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(8,850)	—	(8,850)
Balance at March 31, 2020	60,932,639	$61	$471,344	$(310,447)	$(14,140)	$233,575	$380,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	First Quarter 2021 Form 10-Q

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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, and other forms filed with the SEC from time to time.
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
Risks and uncertainties related to COVID-19
We are subject to risks and uncertainties as a result of the global COVID-19 pandemic. We believe that COVID-19 may continue to impact our vertical markets and geographies, but the significance and duration of the impact on our business cannot be determined at this time due to numerous uncertainties, including the duration of the outbreak, travel restrictions and business closures, the effectiveness of vaccination programs and other actions taken to contain the disease and other unforeseeable consequences.

First Quarter 2021 Form 10-Q	7

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Recently issued accounting pronouncements
There are no recently issued accounting pronouncements that we expect to have a material impact on our consolidated financial statements when adopted in the future.
Summary of significant accounting policies
There have been no new or material changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021.

3. Goodwill and Other Intangible Assets
The change in goodwill during the three months ended March 31, 2021, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2020	$635,854
Effect of foreign currency translation	1,259
Balance at March 31, 2021	$637,113

4. Earnings (Loss) Per Share
We compute basic earnings (loss) per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings (loss) per share reflect the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units. Diluted loss per share for the three months ended March 31, 2021 was the same as basic loss per share as there was a net loss in the period and inclusion of potentially dilutive securities was anti-dilutive.

8	First Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2021	2020
Numerator:
Net (loss) income	$(164)	$4,639
Denominator:
Weighted average common shares	47,363,197	48,036,300
Add effect of dilutive securities:
Stock-based awards	—	419,451
Weighted average common shares assuming dilution	47,363,197	48,455,751
Earnings (loss) per share:
Basic	$—	$0.10
Diluted	$—	$0.10

Anti-dilutive shares excluded from calculations of diluted earnings (loss) per share	1,360,378	1,170,289

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
•Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

First Quarter 2021 Form 10-Q	9

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of March 31, 2021
Financial assets:
Derivative instruments	$—	$2,851	$—	$2,851
Total financial assets	$—	$2,851	$—	$2,851

Financial liabilities:
Derivative instruments	$—	$1,431	$—	$1,431
Total financial liabilities	$—	$1,431	$—	$1,431

Fair value as of December 31, 2020
Financial liabilities:
Derivative instruments	$—	$4,159	$—	$4,159
Total financial liabilities	$—	$4,159	$—	$4,159
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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at March 31, 2021 and December 31, 2020, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at March 31, 2021 and December 31, 2020, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt under the 2020 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. Our fixed rate debt is also classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the three months ended March 31, 2021. Additionally, we did not hold any Level 3 assets or liabilities during the three months ended March 31, 2021.

10	First Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Non-recurring fair value measurements
Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, goodwill and operating lease right-of-use ("ROU") assets. These assets are recognized at fair value during the period in which an acquisition is completed or at lease commencement, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for long-lived assets, intangible assets acquired and operating lease ROU assets, are based on Level 3 unobservable inputs. In the event of an impairment, we determine the fair value of these assets other than goodwill using a discounted cash flow approach, which contains significant unobservable inputs and, therefore, is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate. For goodwill impairment testing, we estimate fair value using market-based methods including the use of market capitalization and consideration of a control premium.
There were no non-recurring fair value adjustments to our long-lived assets, intangible assets, goodwill and operating lease ROU assets during the three months ended March 31, 2021.

6. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	March 31, 2021	December 31, 2020
Restricted cash due to customers	$254,002	$607,943
Real estate escrow balances	1,156	1,276
Total restricted cash	255,158	609,219
Prepaid expenses and other assets

(dollars in thousands)	March 31, 2021	December 31, 2020
Costs of obtaining contracts(1)(2)	$83,421	$84,914
Prepaid software maintenance and subscriptions(3)	33,113	24,471
Receivables for probable insurance recoveries(4)	15,723	6,288
Implementation costs for cloud computing arrangements, net(5)(6)	11,451	11,298
Unbilled accounts receivable	7,660	10,385
Prepaid insurance	6,397	1,426
Derivative instruments	2,851	—
Taxes, prepaid and receivable	1,486	1,891
Other assets	10,015	10,332
Total prepaid expenses and other assets	172,117	151,005
Less: Long-term portion	74,022	72,639
Prepaid expenses and other current assets	$98,095	$78,366
(1)Amortization expense from costs of obtaining contracts was $9.2 million and $9.5 million for the three months ended March 31, 2021 and 2020, respectively.
(2)The current portion of costs of obtaining contracts as of March 31, 2021 and December 31, 2020 was $31.6 million and $31.9 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of March 31, 2021 and December 31, 2020 was $28.0 million and $19.8 million, respectively.
(4)See discussion of the Security Incident at Note 9.
(5)These costs primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.
(6)Amortization expense from capitalized cloud computing implementation costs was insignificant for the three months ended March 31, 2021 and 2020, respectively. Accumulated amortization for these costs was $1.6 million as of March 31, 2021 and $1.1 million as of December 31, 2020.

First Quarter 2021 Form 10-Q	11

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accrued expenses and other liabilities

(dollars in thousands)	March 31, 2021	December 31, 2020
Taxes payable(1)	$16,458	$19,577
Accrued legal costs	12,055	4,808
Operating lease liabilities, current portion	7,191	9,359
Customer credit balances	5,891	5,874
Accrued commissions and salaries	5,524	5,010
Unrecognized tax benefit	3,546	3,351
Accrued health care costs	2,389	2,341
Accrued vacation costs	2,304	2,311
Derivative instruments	1,431	4,159
Other liabilities	5,663	6,304
Total accrued expenses and other liabilities	62,452	63,094
Less: Long-term portion	9,439	10,866
Accrued expenses and other current liabilities	$53,013	$52,228
(1)We deferred payments of the employer's portion of Social Security taxes during 2020 under the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), half of which is due by the end of calendar year 2021 with the remainder due by the end of calendar year 2022.
Other (expense) income, net

	Three months ended March 31,
(dollars in thousands)	2021	2020
Interest income	$152	$522
Other (expense) income, net	(1,162)	548
Other (expense) income, net	$(1,010)	$1,070

7. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Credit facility:
Revolving credit loans	$93,425	$69,625	1.80%	1.83%
Term loans	397,500	400,000	3.13%	3.12%
Real estate loans	60,358	60,626	5.22%	5.22%
Other debt	2,232	3,926	5.00%	5.00%
Total debt	553,515	534,177	3.14%	3.21%
Less: Unamortized discount and debt issuance costs	2,716	3,144
Less: Debt, current portion	12,875	12,840	2.67%	2.61%
Debt, net of current portion	$537,924	$518,193	3.15%	3.22%

12	First Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2020 credit facility
In October 2020, we entered into a five-year $900.0 million senior credit facility (the "2020 Credit Facility"). At March 31, 2021, we were in compliance with our debt covenants under the 2020 Credit Facility.
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the Seller’s obligations under two senior secured notes with an aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). At March 31, 2021, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring annual payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.
The following table summarizes our currently effective financing agreements as of March 31, 2021:

(dollars in thousands)	Term in Months	Number of Annual Payments	First Annual Payment Due	Original Loan Value
Effective dates of agreements:
December 2019	51	4	January 2020	$2,150
January 2020	39	3	March 2020	3,470
As of March 31, 2021, the required annual maturities related to the 2020 Credit Facility, the Real Estate Loans and our other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2021 - remaining	$8,378
2022	12,985
2023	11,982
2024	11,609
2025	455,209
Thereafter	53,352
Total required maturities	$553,515

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

First Quarter 2021 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The terms and notional values of our derivative instruments were as follows as of March 31, 2021:

(dollars in thousands)	Term of derivative instrument	Notional value
Derivative instruments designated as hedging instruments:
Interest rate swap	July 2017 - July 2021	$150,000
Interest rate swap	February 2018 - June 2021	50,000
Interest rate swap	June 2019 - June 2021	75,000
Interest rate swap	November 2020 - October 2024	60,000
Interest rate swap	November 2020 - October 2024	60,000
		$395,000

Forward-starting interest rate swap	June 2021 - October 2024	120,000
Forward-starting interest rate swap	July 2021 - October 2024	120,000
		$240,000
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability derivatives
(dollars in thousands)	Balance sheet location	March 31, 2021	December 31, 2020	Balance sheet location	March 31, 2021	December 31, 2020
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$—	$—	Accrued expenses and other current liabilities	$1,431	$2,698
Interest rate swaps, long-term portion	Other assets	2,851	—	Other liabilities	—	1,461
Total derivative instruments designated as hedging instruments		$2,851	$—		$1,431	$4,159
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	March 31, 2021		Three months ended March 31, 2021
Interest rate swaps	$1,420	Interest expense	$(1,373)

	March 31, 2020		Three months ended March 31, 2020
Interest rate swaps	$(5,979)	Interest expense	$(205)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive loss as of March 31, 2021 that is expected to be reclassified into earnings within the next twelve months is $2.2 million. There were no ineffective portions of our interest rate swap derivatives during the three months ended

14	First Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

March 31, 2021 and 2020. See Note 12 for a summary of the changes in accumulated other comprehensive income (loss) by component.

9. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of March 31, 2021, we had operating leases for office space that had not yet commenced with future rent payments of $3.5 million. These operating leases are expected to commence during 2021 with lease terms of 3 years.
The components of lease expense were as follows:

	Three months ended March 31,
(dollars in thousands)	2021	2020
Operating lease cost(1)	$2,841	$6,311
Variable lease cost	699	1,258
Sublease income	(460)	(913)
Net lease cost	$3,080	$6,656
(1)Includes short-term lease costs, which were immaterial.
Other commitments
The term loans under the 2020 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2020 Credit Facility in October 2025. The Real Estate Loans also require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2021, the remaining aggregate minimum purchase commitment under these arrangements was approximately $79.0 million through 2024.
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

First Quarter 2021 Form 10-Q	15

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

recognize insurance recoveries, if any, when they are probable of receipt. All associated legal costs are expensed as incurred.
Legal proceedings are inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending or threatened against us and intend to defend ourselves vigorously against all claims asserted. We further believe that the amount or range of reasonably possible losses related to such pending or threatened legal proceedings will not have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. It is possible, nevertheless, that our consolidated financial position, results of operations or cash flows could be materially negatively affected in any particular period by an unfavorable resolution of one or more of such legal proceedings.
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
As a result of the Security Incident, we are currently subject to certain legal proceedings, claims, inquiries and investigations, as discussed below, and could be the subject of additional legal proceedings, claims, inquires and investigations in the future that might result in adverse judgments, settlements, fines, penalties, or other resolution. To limit our exposure to losses related to claims against us, including data breaches such as the Security Incident, we maintain $50 million of insurance above a $250 thousand deductible payable by us. As noted below, this coverage has reduced our financial exposure related to the Security Incident, and we will continue to seek recoveries under these insurance policies. Although it is possible that total losses related to the Security Incident will ultimately exceed the limits of our insurance coverage, we are currently unable to determine if or when that will be the case and, if so, the approximate amount or range of any such excess.
In the three months ended March 31, 2021, we recorded $12.8 million of expenses related to the Security Incident and offsetting probable insurance recoveries of $12.8 million. As of March 31, 2021, we have recorded cumulative expenses related to the Security Incident of $22.6 million and cumulative probable insurance recoveries of $22.1 million. Due to the time required to submit and process such insurance claims, we have not yet received all of the accrued insurance recoveries. Of the insurance recoveries recorded, $6.4 million had been paid as of March 31, 2021. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our condensed consolidated statements of comprehensive income. We expect to continue to experience significant expenses related to our response to the Security Incident, resolution of legal proceedings, claims, inquiries and investigations discussed below, and our efforts to further enhance our security measures, which expenses may be material.
Based on our analysis of the factors described above, we have not recorded a liability related to the Security Incident as of March 31, 2021 because we are unable at this time to reasonably estimate the possible loss or range of loss.
Customer claims. To date, we have received approximately 630 claims for reimbursement of expenses from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident (none of which have as yet been filed in court or in arbitration). Possible exposure could result from our customers’ costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. We are in the process of analyzing individual customer contracts into which we have entered, the specific claims made and applicable law.
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

16	First Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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
Governmental inquiries and investigations. To date, we have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 47 state Attorneys General and the District of Columbia and a separate Civil Investigative Demand from the office of the Illinois Attorney General’s Office relating to the Security Incident. In addition, we have received communications, inquires and requests from the U.S. Federal Trade Commission, the U.S. Securities and Exchange Commission, the U.S. Department of Health and Human Services, the Information Commissioner’s Office in the United Kingdom (the “ICO”) under the U.K. Data Protection Act 2018, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada. We are cooperating with these offices and responding to their inquiries, which include various requests for documents, policies, narratives and communications, as well as requests to interview or depose various Company-related personnel. As noted above, each of these separate governmental inquiries and investigations could result in adverse judgements, settlements, fines, penalties, or other resolution, the amount, scope and timing of which we are currently unable to predict, but could be material.

10. Income Taxes
Our income tax provision and effective income tax rates, including the effects of period-specific events, were:

	Three months ended March 31,
(dollars in thousands)	2021	2020
Income tax provision	$684	$696
Effective income tax rate	131.5%	13.0%
The increase in our effective income tax rate for the three months ended March 31, 2021, when compared to the same period in 2020, was primarily attributable to higher 2021 discrete tax expense against lower pre-tax income. The 2020 effective income tax rate was positively impacted by benefits attributable to stock-based compensation. The 2021 effective income tax rate was negatively impacted by tax expense attributable to stock-based compensation against lower pre-tax income.

First Quarter 2021 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the condensed consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended March 31,
(dollars in thousands)	2021	2020
Included in cost of revenue:
Cost of recurring	$2,411	$470
Cost of one-time services and other	2,947	395
Total included in cost of revenue	5,358	865
Included in operating expenses:
Sales, marketing and customer success	5,428	2,478
Research and development	6,714	2,799
General and administrative	12,505	7,438
Total included in operating expenses	24,647	12,715
Total stock-based compensation expense	$30,005	$13,580

12. Stockholders' Equity
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
We account for purchases of treasury stock under the cost method. During the three months ended March 31, 2021, we purchased 465,821 shares for $28.1 million. The remaining amount available to purchase stock under the stock repurchase program was $180.9 million as of March 31, 2021.

18	First Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended March 31,
(dollars in thousands)	2021	2020
Accumulated other comprehensive loss, beginning of period	$(2,497)	$(5,290)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive loss balance, beginning of period	$(3,101)	$(1,323)
Other comprehensive income (loss) before reclassifications, net of tax effects of $(1,100) and $1,154	3,130	(3,273)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	1,376	205
Tax benefit included in provision for income taxes	(357)	(54)
Total amounts reclassified from accumulated other comprehensive income (loss)	1,019	151
Net current-period other comprehensive income (loss)	4,149	(3,122)
Accumulated other comprehensive income (loss) balance, end of period	$1,048	$(4,445)
Foreign currency translation adjustment:
Accumulated other comprehensive income (loss) balance, beginning of period	$604	$(3,967)
Translation adjustments	2,511	(5,728)
Accumulated other comprehensive income (loss) balance, end of period	3,115	(9,695)
Accumulated other comprehensive income (loss), end of period	$4,163	$(14,140)

13. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of March 31, 2021, approximately $776 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
Our contract assets as of March 31, 2021 and December 31, 2020 were insignificant. Our opening and closing balances of deferred revenue were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Total deferred revenue	$294,520	$316,914
The decrease in deferred revenue during the three months ended March 31, 2021 was primarily due to a seasonal decrease in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter generally resulting in our lowest balance of deferred revenue at the end of our first quarter. The amount of revenue recognized during the three months ended March 31, 2021 that was included in the deferred revenue balance at the beginning of the period was approximately

First Quarter 2021 Form 10-Q	19

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

$134 million. The amount of revenue recognized during the three months ended March 31, 2021 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended March 31,
(dollars in thousands)	2021	2020
United States	$185,327	$193,959
United Kingdom	22,305	15,825
Other countries	11,559	13,837
Total revenue	$219,191	$223,621
The General Markets Group ("GMG"), the Enterprise Markets Group ("EMG"), and the International Markets Group ("IMG") comprised our go-to-market organizations as of March 31, 2021. The following is a description of each market group as of that date:
•The GMG focuses on sales primarily to all K-12 private schools, faith communities and arts and cultural organizations, as well as emerging and mid-sized prospects in the U.S.;
•The EMG focuses on sales primarily to all healthcare and higher education institutions, corporations and foundations, as well as large and/or strategic prospects in the U.S.; and
•The IMG focuses on sales primarily to all prospects and customers outside of the U.S.
The following table presents our revenue by market group:

	Three months ended March 31,
(dollars in thousands)	2021	2020
GMG	$93,339	$95,453
EMG	89,527	98,123
IMG	36,370	30,081
Other	(45)	(36)
Total revenue	$219,191	$223,621
The following table presents our recurring revenue by type:

	Three months ended March 31,
(dollars in thousands)	2021	2020
Contractual recurring	$146,821	$147,744
Transactional recurring	59,929	57,123
Total recurring revenue	$206,750	$204,867

20	First Quarter 2021 Form 10-Q

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
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; (ii) providing payment and other transactional-type services; (iii) providing software maintenance and support services; and (iv) providing professional services, including implementation, consulting, training, analytic and other services.
COVID-19 Impact
The economic impact of COVID-19 on the social good industry remains uncertain. If our existing and prospective customers remain cautious in their purchase decisions, our operating environment may continue to be challenging for the remainder of 2021 and potentially beyond. Notwithstanding these conditions, we remain focused on continuing to execute our four-point strategy and strengthening our leadership position.
As expected and previously disclosed, our bookings shortfalls that began at the start of the pandemic in March 2020 are putting pressure on our contractual recurring revenue growth in the near-term. However, we are optimistic this pressure will abate as we progress through 2021. We had a solid bookings performance in the first quarter of 2021, which was favorable to our plan and our first quarter 2020 bookings performance.
Four-Point Strategy

1	Expand Total Addressable Market

2	Lead with World Class Teams and Operations

3	Delight Customers with Innovative Cloud Solutions

4	Focus on Employees, Culture and ESG Initiatives
1.Expand Total Addressable Market ("TAM")
We remain active in the evaluation of opportunities to further expand our addressable market through acquisitions and internal product development. We have significant opportunities in front of us as we are less than 10% penetrated into a TAM of over $10 billion.

First Quarter 2021 Form 10-Q	21

Blackbaud, Inc.
(Unaudited)

2.Lead with World Class Teams and Operations
This strategy expands upon our previous strategies to drive sales effectiveness and improve operating efficiency to include improving overall company performance as measured by the Rule of 40 (see discussion of Non-GAAP Financial Measures below). We have a strong executive team that is delivering on our mission and executing on our strategy. We have talent across our company, at every level, who are aligned with these goals as well.
3.Delight Customers with Innovative Cloud Solutions
2020 required unprecedented speed and scale to support our customers, and we were quick to reprioritize and expedite product enhancements to support our customers' changing needs as they needed to operate more digitally. We have carried that momentum into 2021. For example, we upgraded virtually all of our Blackbaud Grantmaking customers to a new SKY UX version in just one month's time. This helps alleviate our customers' IT burden, improves data security with multi-factor authentication and provides freedom and flexibility to access advanced grant management technology anywhere via any browser on any device. With more veteran grantmakers using mobile technology and a younger generation of grantmakers emerging in the philanthropic community, providing convenient access to grant data and grant management tools will continue to be critical for success. Blackbaud plays a critical role in accelerating our customers' move to the cloud. In higher education, with the COVID-19 pandemic accelerating the need for powerful cloud-based systems that allow for easier collaboration, Blackbaud CRM has been the trusted CRM solution for a growing number of institutions to support their overall advancement needs.
4.Focus on Employees, Culture and ESG Initiatives
During the first quarter of 2021, we elevated a specific strategy focused on employees, culture and ESG initiatives. This is not new for us. It is something that has been in our DNA for a long time and is a big advantage as we look to attract and retain top talent. This is evident in our 2020 social responsibility report, which was released in April 2021, and demonstrates how we responded to the unique challenges the pandemic created for our employees, customers, and communities. We also expanded this year's report to include voluntary ESG reporting disclosures that align with the Sustainability Accounting Standards Board and Global Reporting Initiative. One highlight from the report is that the Company is comprised of 46% female employees and 54% male employees, which is an industry-leading ratio. We are fully committed to continuing to create a diverse and inclusive environment at all levels of the organization.
Financial Summary

Total revenue ($M)	Income from operations ($M)
YoY Growth (%)	YoY Growth (%)

22	First Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Total revenue decreased by $4.4 million during the three months ended March 31, 2021, when compared to the same period in 2020, driven largely by the following:

-	Decrease in one-time consulting revenue due primarily to less implementation and customization services. We changed our commission plans during the first quarter of 2020 to intentionally shift our sales teams' focus towards selling our cloud solutions. Additionally, the bookings shortfalls during 2020 caused by the COVID-19 pandemic contributed to the decrease in one-time consulting revenue.
-	Decrease in one-time analytics revenue as analytics are generally integrated in our cloud solutions
+	Growth in recurring revenue related to an increase in transactional revenue related to charitable giving
Income from operations decreased by $1.8 million during the three months ended March 31, 2021, when compared to the same period in 2020, driven largely by the following:

-
Increase in stock-based compensation costs of $16.4 million due to:
•replacement of our annual cash bonus plans with a short-term performance-based equity award plan;
•increases in the grant date fair values of our annual equity awards granted to employees;
•in response to COVID-19, replacement of our 2020 base salary merit increases with one-year time-based equity awards;
•overall Company performance against 2020 goals; and
•decrease in the vesting period for our annual long-term incentive time-based equity awards from 4 years (1/4 per year) to 3 years (1/3 per year), beginning in February 2021.

-	Decrease in total revenue, as described above
+	Decrease in compensation costs other than stock-based compensation of $12.7 million primarily due to a decrease in headcount
+	Decrease in travel costs of $3.6 million due to our restriction on non-essential employee travel in response to the COVID-19 pandemic
+	Decrease in amortization of intangible assets from business combinations of $2.0 million

Customer retention

Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides a better representation of our customers' overall behavior. For the twelve months ended March 31, 2021, approximately 93% of our customers with recurring revenue contracts were retained. This customer retention rate is unchanged from our rate for the full year ended December 31, 2020.
Balance sheet and cash flow
At March 31, 2021, our cash and cash equivalents were $27.8 million and the carrying amount of our debt under the 2020 Credit Facility was $488.8 million. Our net leverage ratio was 1.79 to 1.00.

First Quarter 2021 Form 10-Q	23

Blackbaud, Inc.
(Unaudited)

During the three months ended March 31, 2021, we generated $30.1 million in cash from operations, had a net increase in borrowings of $21.0 million, returned $28.1 million to stockholders by way of share repurchases and had aggregate cash outlays of $12.8 million for purchases of property and equipment and capitalized software development costs.

Results of Operations
Comparison of the three months ended March 31, 2021 and 2020
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
Recurring revenue increased by $1.9 million or 0.9%, during the three months ended March 31, 2021, when compared to the same period in 2020, driven primarily by the following:

+	Increase in transactional revenue of $2.8 million, primarily due to the continued shift toward virtual and online fundraising and charitable giving
-
Decrease in contractual recurring revenue of $0.9 million largely due to a decrease in maintenance revenue related to our continuing efforts to migrate customers from legacy on-premises solutions onto our cloud solutions as well as the bookings shortfalls during 2020 resulting from COVID-19

24	First Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Cost of recurring revenue decreased by $0.7 million or 0.8%, during the three months ended March 31, 2021, when compared to the same period in 2020, driven primarily by the following:

-	Decrease in amortization of intangible assets from business combinations of $1.7 million
-	Decreases in allocated facilities costs related to efficiencies in our real estate footprint, and third-party contractor costs
+	Increase in compensation costs of $1.3 million primarily related to stock-based compensation due to the factors discussed above on page 23
+	Increase in amortization of software development costs of $1.0 million due to investments made on innovation, quality and the integration of our cloud solutions
Recurring gross margin increased by 0.7% for the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to the increase in recurring revenue slightly outpacing the decrease in related costs.

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
One-time services and other revenue decreased by $6.3 million, or 33.7%, during the three months ended March 31, 2021, when compared to the same period in 2020, driven primarily by the following:

-
Decrease in one-time consulting revenue of $4.7 million due primarily to less implementation and customization services. We changed our commission plans during the first quarter of 2020 to intentionally shift our sales teams' focus towards selling our cloud solutions. Additionally, the bookings shortfalls during 2020 caused by the COVID-19 pandemic contributed to the decrease in one-time consulting revenue.

-	Decrease in one-time analytics revenue of $1.0 million as analytics are generally integrated in our cloud solutions

First Quarter 2021 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)

Cost of one-time services and other decreased by $0.8 million, or 5.2%, during the three months ended March 31, 2021, when compared to the same periods in 2020, driven primarily by the following:

-	Decrease in compensation costs other than stock-based compensation of $1.3 million largely due to a decrease in headcount
-	Decrease in third-party contractor costs of $0.7 million primarily due to the timing of our spending
+	Increase in stock-based compensation costs of $2.6 million due to the factors discussed above on page 23
One-time services and other gross margin decreased by 35.1% during the three months ended March 31, 2021, respectively, when compared to the same period in 2020, primarily due to the significant reductions in one-time consulting and analytics revenue discussed above.
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
We see a large market opportunity in the long-term and will continue to make investments to drive sales effectiveness. We have also implemented software tools to enhance our digital footprint and drive lead generation. In response to the COVID-19 pandemic, we implemented a modest and targeted headcount reduction during the second quarter of 2020, including a reduction in our sales headcount with a focus on retaining our most highly productive sales executives. The enhancements we are making in our go-to-market approach are expected to significantly reduce the payback period for our customer acquisition costs while increasing sales velocity. As a result, we do not expect our sales, marketing and customer success expense to return to pre-pandemic levels.
Sales, marketing and customer success expense decreased by $9.9 million or 16.9%, during the three months ended March 31, 2021, respectively, when compared to the same period in 2020, primarily driven by the following:

-	Decrease in compensation costs other than stock-based compensation of $8.6 million due to the targeted reduction in sales headcount during the second quarter of 2020, discussed above
-
Decrease in allocated costs of $2.5 million primarily related to a decrease in rent expense and the impact of the targeted reduction in sales headcount during the second quarter of 2020, as discussed above

-	Decrease in travel costs of $2.2 million due to our restriction on non-essential employee travel in response to the COVID-19 pandemic
+	Increase in stock-based compensation costs of $2.9 million due to the factors discussed above on page 23

26	First Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
We continue to make investments to delight our customers with innovative cloud solutions, which is a component of our four-point strategy. We increased engineering hiring beginning in the fourth quarter of 2020.
Research and development expenses increased by $4.2 million or 16.8%, during the three months ended March 31, 2021, when compared to the same period in 2020, primarily driven by the following:

+	Increase in compensation costs of $3.3 million primarily related to stock-based compensation due to the factors discussed above on page 23
+	Decrease in software development costs of $1.7 million that were required to be capitalized under the internal-use software guidance, primarily due to lower engineering headcount
Not included in research and development expense for the three months ended March 31, 2021 and 2020 were $9.1 million and $10.8 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized software development costs associated with our cloud solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years. We expect that the amount of software development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality and the integration of our solutions, which we believe will drive long-term revenue growth.
General and administrative
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
During the third quarter of 2020, we adjusted our workforce strategy to provide more flexibility to our employees after our offices reopen and we expect to have more employees working remotely either part-time or full-time, even within our hub locations. This change is expected to create efficiencies within our real estate footprint as we shift toward more collaborative workspaces within our offices.
General and administrative expense increased by $4.7 million or 18.3%, during the three months ended March 31, 2021, when compared to the same period in 2020, primarily driven by the following:

+	Increase in stock-based compensation costs of $5.1 million due to the factors discussed above on page 23
+	Increase in corporate costs of $2.2 million primarily related to increases in third-party consulting fees and insurance costs
-
Decrease in rent expense of $3.0 million primarily related to the purchase of our global headquarters facility during the third quarter of 2020 and our exit of certain other office leases globally during the second half of 2020 in-line with our new workforce strategy, discussed above

First Quarter 2021 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)

Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

The increase in interest expense in dollars and as a percentage of total revenue during the three months ended March 31, 2021, when compared to the same period in 2020, was primarily due to the Real Estate Loans assumed for the purchase of our global headquarters facility in August 2020 and the deferred financing costs and debt discount associated with the 2020 Credit Facility, which was entered into in October 2020.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	March 31, 2021	December 31, 2020	Change
Recurring	Over the period billed in advance, generally one year	$278.0	$303.8	(8.5)%
One-time services and other	As services are delivered	16.5	13.1	26.4%
Total deferred revenue(1)		294.5	316.9	(7.1)%
Less: Long-term portion		4.5	4.7	(3.9)%
Current portion(1)		$290.0	$312.2	(7.1)%
(1)The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. Our recurring revenue contracts are generally for a term of three years at contract inception, billed annually in advance, and non-cancelable. We have been for several years successfully shifting our legacy customer base away from annual renewals and moving them onto multi-year renewal contracts. We generally invoice our customers with recurring revenue contracts in annual cycles 30 days prior to the end each one-year period.
Deferred revenue from recurring revenue contracts decreased during the three months ended March 31, 2021, primarily due a seasonal decrease in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter, which generally results in our lowest balance of deferred revenue at the end of our first quarter. Deferred revenue from one-time services and other increased during the three months ended March 31, 2021, primarily due to increased bookings during the fourth quarter of 2020 and the first quarter of 2021.

28	First Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Income tax provision

Income tax provision ($M)
Percentages indicate effective income tax rates

The increase in our effective income tax rate for the three months ended March 31, 2021, when compared to the same period in 2020, was primarily attributable to higher 2021 discrete tax expense against lower pre-tax income. The 2020 effective income tax rate was positively impacted by benefits attributable to stock-based compensation. The 2021 effective income tax rate was negatively impacted by tax expense attributable to stock-based compensation against lower pre-tax income.
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

	Three months ended March 31,
(dollars in millions)	2021	2020	Change
GAAP gross profit	$115.8	$118.8	(2.5)%
GAAP gross margin	52.8%	53.1%
Non-GAAP adjustments:
Add: Stock-based compensation expense	5.4	0.9	519.4%
Add: Amortization of intangibles from business combinations	9.1	10.9	(16.5)%
Subtotal(1)	14.5	11.8	22.5%
Non-GAAP gross profit(1)	$130.3	$130.6	(0.2)%
Non-GAAP gross margin	59.4%	58.4%
(1)The individual amounts for each year may not sum to non-GAAP revenue, subtotal or non-GAAP gross profit due to rounding.

First Quarter 2021 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)

	Three months ended March 31,
(dollars in millions, except per share amounts)	2021	2020	Change
GAAP income from operations	$6.6	$8.4	(21.1)%
GAAP operating margin	3.0%	3.8%
Non-GAAP adjustments:
Add: Stock-based compensation expense	30.0	13.6	120.9%
Add: Amortization of intangibles from business combinations	9.7	11.7	(17.1)%
Add: Employee severance	1.0	0.1	921.6%
Add: Acquisition-related integration costs	(0.1)	—	206.3%
Add: Acquisition-related expenses	0.1	0.1	(53.2)%
Add: Restructuring and other real estate activities	(0.1)	—	(562.5)%
Subtotal(1)	40.5	25.5	59.1%
Non-GAAP income from operations(1)	$47.2	$33.9	39.1%
Non-GAAP operating margin	21.5%	15.2%

GAAP income before provision for income taxes	$0.5	$5.3	(90.3)%
GAAP net (loss) income	$(0.2)	$4.6	(103.5)%
Shares used in computing GAAP diluted earnings per share	47,363,197	48,455,751	(2.3)%
GAAP diluted earnings per share	$—	$0.10	(100.0)%
Non-GAAP adjustments:
Add: GAAP income tax provision	0.7	0.7	(1.7)%
Add: Total non-GAAP adjustments affecting income from operations	40.5	25.5	59.1%
Non-GAAP income before provision for income taxes	41.0	30.8	33.2%
Assumed non-GAAP income tax provision(2)	8.2	6.2	33.2%
Non-GAAP net income(1)	$32.8	$24.7	33.2%

Shares used in computing non-GAAP diluted earnings per share	48,387,042	48,455,751	(0.1)%
Non-GAAP diluted earnings per share	$0.68	$0.51	33.3%
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

	Three months ended March 31,
(dollars in millions)	2021	2020	Change
GAAP net cash provided by (used in) operating activities	$30.1	$(24.5)	(222.9)%
Less: purchase of property and equipment	(3.5)	(2.9)	21.0%
Less: capitalized software development costs	(9.3)	(10.9)	(14.9)%
Non-GAAP free cash flow	$17.3	$(38.3)	(145.2)%

30	First Quarter 2021 Form 10-Q

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

(dollars in millions)	Three months ended March 31,
	2021	2020
GAAP revenue	$219.2	$223.6
GAAP revenue growth	(2.0)%
Add: Non-GAAP acquisition-related revenue (1)	—	—
Non-GAAP organic revenue (2)	$219.2	$223.6
Non-GAAP organic revenue growth	(2.0)%

Non-GAAP organic revenue (2)	$219.2	$223.6
Foreign currency impact on Non-GAAP organic revenue (3)	(2.0)	—
Non-GAAP organic revenue on constant currency basis (3)	$217.2	$223.6
Non-GAAP organic revenue growth on constant currency basis	(2.9)%

GAAP recurring revenue	$206.8	$204.9
GAAP recurring revenue growth	0.9%
Add: Non-GAAP acquisition-related revenue (1)	—	—
Non-GAAP organic recurring revenue	$206.8	$204.9
Non-GAAP organic recurring revenue growth	0.9%
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

First Quarter 2021 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)

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

	Three months ended March 31,
(dollars in millions)	2021	2020	Change
GAAP net (loss) income	$(0.2)	$4.6	(103.5)%
Non-GAAP adjustments:
Add: Interest, net	5.0	3.6	36.4%
Add: GAAP income tax provision	0.7	0.7	(1.7)%
Add: Depreciation	3.2	3.5	(9.3)%
Add: Amortization of intangibles from business combinations	9.7	11.7	(17.1)%
Add: Amortization of software development costs(1)	8.0	6.7	19.3%
Subtotal	26.5	26.2	1.1%
Non-GAAP EBITDA	$26.3	$30.9	(14.7)%
Non-GAAP EBITDA margin	12.0%	13.8%

Non-GAAP adjustments:
Add: Stock-based compensation expense	30.0	13.6	120.9%
Add: Employee severance	1.0	0.1	921.6%
Add: Acquisition-related integration costs	(0.1)	—	206.3%
Add: Acquisition-related expenses	0.1	0.1	(53.2)%
Add: Restructuring and other real estate activities	(0.1)	—	(562.5)%
Subtotal	30.9	13.8	123.4%
Adjusted Non-GAAP EBITDA	$57.2	$44.7	28.0%
Adjusted Non-GAAP EBITDA margin	26.1%

Rule of 40(2)	24.1%
(1)Includes amortization expense related to software development costs and amortization expense from capitalized cloud computing implementation costs.
(2)Measured by non-GAAP organic revenue growth plus non-GAAP adjusted EBITDA margin. See Non-GAAP organic revenue growth table above.

32	First Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our first quarter has historically been the seasonal low for bookings, with the second and fourth quarters historically being seasonally higher, and our bookings tend to be back-end loaded within individual quarters given our quarterly quota plans. Transactional revenue is non-contractual and less predictable given the susceptibility to certain drivers such as timing and number of events and marketing campaigns, as well as fluctuations in donation volumes and tuition payments. Our transactional revenue has historically been at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. We have historically experienced seasonal highs during the fourth quarter due to year-end giving campaigns and during the second quarter when a large number of events are held. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. As a result of these and other factors, our total revenue has historically been lower in the first quarter than in the remainder of our fiscal year, with the fourth quarter historically achieving the highest total revenue. Our expenses, however, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures.
Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals including renewals associated with customers of acquired companies, delivery of professional services and occurrence of customer events, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of certain annual vendor contracts, our cash flow from operations has been lowest in our first quarter. Due to the timing of customer contract renewals and student enrollments, many of which take place at or near the beginning of our third quarter, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. Partially offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are base salary merit increases, which were replaced in 2020 with performance-based equity awards due to COVID-19, but are expected to return in July 2021. In addition, deferred revenues can vary on a seasonal basis for the same reasons. Our cash flow from financing is negatively impacted in our first quarter when most of our equity awards vest, as we pay taxes on behalf of our employees related to the settlement or exercise of equity awards. During the second quarter of 2021, we expect an increase in the amount taxes we pay on behalf of our employees related to the settlement of equity awards when compared to the same period in 2020, as the equity granted in May 2020 in lieu of cash bonus plans and base salary merit increases will vest. These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, or as a result of acquisitions, new market opportunities, new solution introductions, the COVID-19 pandemic or other factors.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	March 31, 2021	December 31, 2020	Change
Cash and cash equivalents	$27.8	$35.8	(22.4)%
Property and equipment, net	105.1	105.2	(0.1)%
Software development costs, net	113.6	111.8	1.6%
Total carrying value of debt	550.8	531.0	3.7%
Working capital	(180.9)	(194.3)	6.9%
The following table presents selected financial information about our cash flows:

	Three months ended March 31,
(dollars in millions)	2021	2020	Change
Net cash provided by (used in) operating activities	$30.1	$(24.5)	(222.9)%
Net cash used in investing activities	(12.8)	(13.8)	(7.5)%
Net cash used in financing activities	(379.6)	(278.9)	36.1%

First Quarter 2021 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)

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
At March 31, 2021, our total cash and cash equivalents balance included approximately $16.6 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating Cash Flow
Net cash provided by operating activities increased by $54.6 million during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to a $46.6 million increase in cash flow from operations associated with working capital and an $8.0 million increase in net income adjusted for non-cash expenses. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for credit losses and sales returns; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. The increase in cash flow from operations associated with working capital during the three months ended March 31, 2021, when compared to the same period in 2020, was primarily due to:
•the payment of our 2019 cash bonus plans in 2020 and the replacement of our 2020 cash bonus plans with performance-based equity awards (which we expect will continue going forward);
•an increase in the collection of customer receivable balances; and
•fluctuations in the timing of vendor payments.
Investing Cash Flow
Net cash used in investing activities of $12.8 million decreased by $1.0 million during the three months ended March 31, 2021, when compared to the same period in 2020.
During the three months ended March 31, 2021, we used $9.3 million for software development costs, which was down $1.6 million from cash spent during the same period in 2020, primarily due to lower engineering headcount. We increased engineering hiring beginning in the fourth quarter of 2020 and continue to invest in our innovative cloud solutions, as well as development activities for Blackbaud SKY, our modern cloud platform.
We also spent $3.5 million of cash for purchases of property and equipment during the three months ended March 31, 2021, which was an increase of $0.6 million when compared to the same period in 2020.
Financing Cash Flow
During the three months ended March 31, 2021, we had a net increase in borrowings of $21.0 million.
We paid $18.4 million to satisfy tax obligations of employees upon settlement of equity awards during the three months ended March 31, 2021 compared to $19.8 million during the same period in 2020. The amount of taxes paid by us on the behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. While most of our equity awards currently vest in our first quarter, the equity awards that we granted in May 2020 to replace our 2020 cash bonus plans and base salary merit increases will vest in May 2021. During the three months

34	First Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

ended March 31, 2020, we paid dividends of $6.0 million and we did not pay dividends during the same period in 2021, as we discontinued the declaration and payment of all cash dividends, beginning with the second quarter of 2020.
Cash used in financing activities associated with changes in restricted cash due to customers increased $42.5 million during the three months ended March 31, 2021 when compared to the same period in 2020, as the amount of restricted cash held and payable by us to customers as of December 31, 2020 was larger than at the same date in 2019 primarily due to the timing of year-end donations.
Stock repurchase program
In November 2020, our Board of Directors reauthorized and expanded a stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. During the three months ended March 31, 2021, we purchased 465,821 shares for $28.1 million.
2020 Credit Facility
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At March 31, 2021, our available borrowing capacity under the 2020 Credit Facility was $406.0 million. The 2020 Credit Facility matures in October 2025.
At March 31, 2021, the carrying amount of our debt under the 2020 Credit Facility was $488.8 million. Our average daily borrowings during the three months ended March 31, 2021 were $489.5 million.
The following is a summary of the financial covenants under the 2020 Credit Facility:

Financial covenant	Requirement	Ratio as of March 31, 2021
Net leverage ratio	≤ 4.00 to 1.00	1.79 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	16.44 to 1.00
Under the 2020 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2020 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2020 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At March 31, 2021, we were in compliance with our debt covenants under the 2020 Credit Facility.

First Quarter 2021 Form 10-Q	35

Blackbaud, Inc.
(Unaudited)

Commitments and Contingencies
As of March 31, 2021, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(1)	$553.5	$12.9	$23.4	$464.4	$52.9
Interest payments on debt(2)	2.6	2.2	0.3	—	—
Operating leases(3)	25.6	8.1	9.3	4.6	3.5

Unrecorded contractual obligations:
Interest payments on debt(4)	78.9	11.9	24.9	19.2	22.9
Purchase obligations(5)	79.0	56.6	22.4	—	—
Total contractual obligations	$739.6	$91.8	$80.3	$488.2	$79.3
(1)Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2020 Credit Facility, our Real Estate Loans and our other debt at March 31, 2021 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2020 Credit Facility for the purposes of determining minimum commitment amounts.
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
The total liability for uncertain tax positions as of March 31, 2021 and December 31, 2020, was $4.6 million and $4.6 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was $1.1 million and $1.1 million as of March 31, 2021 and December 31, 2020, respectively.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Foreign Currency Exchange Rates
Approximately 15% of our total revenue for the three months ended March 31, 2021 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a gain of $3.1 million as of March 31, 2021 and a gain of $0.6 million as of December 31, 2020.

36	First Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the three months ended March 31, 2021, foreign translation resulted in increases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the three months ended March 31, 2021, the fluctuation in foreign currency exchange rates increased our total revenue and our income from operations by $2.0 million and $0.7 million, respectively. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2021 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes LIBOR rates. The Financial Conduct Authority in the U.K. has stated that it plans to phase out LIBOR by the end of calendar year 2021. We do not currently anticipate a significant impact to our financial position or results of operations as a result of this action as we expect that our financial contracts currently indexed to LIBOR will either expire or be modified without significant financial impact before the phase out occurs. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of March 31, 2021, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2020 and March 31, 2021.

Foreign Currency Risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Exchange Rates” in this report.

First Quarter 2021 Form 10-Q	37

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended March 31, 2021 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

38	First Quarter 2021 Form 10-Q

Blackbaud, Inc.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 9 to our condensed consolidated financial statements in this report.
ITEM 1A. RISK FACTORS
We are supplementing Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 23, 2021 (the “Annual Report”). The following risk factors should be read in conjunction with the risk factors set forth in that Annual Report.

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
To date, we have received approximately 630 claims for reimbursement of expenses from customers or their attorneys related to the Security Incident (none of which have as yet been filed in court or in arbitration) and are in the process of assessing what liability may exist pursuant to such claims. Possible exposure could result from our customers’ costs and expenses associated with notifying their own constituents of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. In addition, presently, we are a defendant in 30 putative consumer class action cases [27 in U.S. federal courts (some of which have been consolidated under multi district litigation to a single federal court), 1 in a U.S. state court and 2 in Canadian courts] alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. To date, we also have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 47 state Attorneys General and the District of Columbia and a separate Civil Investigative Demand from the office of the Illinois Attorney General’s Office relating to the Security Incident. In addition, we have received communications, inquires and requests from the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the U.S. Securities and Exchange Commission, the Information Commissioner’s Office in the United Kingdom (the “ICO”) under the U.K. Data Protection Act 2018, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada. (See Note 9 to our unaudited, condensed consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters)
We may be named as a party in additional lawsuits, other claims may be asserted by or on behalf of our customers or their constituents, and we may be subject to additional governmental inquires, requests or investigations. Responding to and resolving these current and any future lawsuits, claims and/or investigations could result in material remedial and other expenses that may not be covered by insurance. Governmental authorities also may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Although we intend to defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims, lawsuits, inquiries and investigations.

First Quarter 2021 Form 10-Q	39

Blackbaud, Inc.
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. (See Note 9 to our unaudited, condensed consolidated financial statements included in this report.) Although we carry insurance designed to protect us against certain losses related to cybersecurity events, that insurance coverage may not be sufficient to cover all expenses or other losses (including fines) or all types of claims that may arise in connection with cyberattacks, security compromises and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended March 31, 2021 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, January 1, 2021				$208,999
January 1, 2021 through January 31, 2021	464,149	$60.23	464,149	181,042
February 1, 2021 through February 28, 2021	242,539	76.42	1,672	180,933
March 1, 2021 through March 31, 2021	—	—	—	180,933
Total	706,688	$65.79	465,821	$180,933
(1)Includes 240,867 shares in February withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In November 2020, our Board of Directors reauthorized and expanded our stock repurchase program to authorize us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date.

40	First Quarter 2021 Form 10-Q

Blackbaud, Inc.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.1	Form of Employment Agreement between Blackbaud, Inc. and Kevin McDearis	X
10.2	Form of Retention Agreement between Blackbaud, Inc. and Kevin McDearis		10-Q	10.92	8/4/2017
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

First Quarter 2021 Form 10-Q	41

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	May 4, 2021	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2021	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

42	First Quarter 2021 Form 10-Q