Form 10-Q
period 2021-06-30
BLACKBAUD INC
filed 2021-08-06
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of August 2, 2021 was 48,883,115.

Second Quarter 2021 Form 10-Q	1

Blackbaud, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated herein by reference, contains forward-looking statements that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These "forward-looking statements" are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, specific and overall impacts of the COVID-19 global pandemic on our financial condition and results of operations and on the markets and communities in which we and our customers and partners operate, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, our ability to successfully integrate acquired businesses and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock-based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, cybersecurity and data protection risks and related liabilities, and current or potential legal proceedings involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “will,” “targets,” “plans,” “anticipates,” “aims,” “projects,” “estimates” or any variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Accordingly, they should not be viewed as assurances of future performance, and actual results may differ materially and adversely from those expressed in any forward-looking statements.
Important factors that could cause actual results to differ materially from our expectations expressed in forward-looking statements include, but are not limited to, those summarized under “Part II, Item 1A. Risk factors” and elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our other filings made with the United States Securities & Exchange Commission ("SEC"). Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statement, whether as a result of new information, future events or otherwise.

2	Second Quarter 2021 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$28,288	$35,750
Restricted cash	434,567	609,219
Accounts receivable, net of allowance of $9,911 and $10,292 at June 30, 2021 and December 31, 2020, respectively	119,270	95,404
Customer funds receivable	5,390	321
Prepaid expenses and other current assets	103,493	78,366
Total current assets	691,008	819,060
Property and equipment, net	104,914	105,177
Operating lease right-of-use assets	22,630	22,671
Software development costs, net	116,562	111,827
Goodwill	637,510	635,854
Intangible assets, net	260,072	277,506
Other assets	70,666	72,639
Total assets	$1,903,362	$2,044,734
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$30,605	$27,836
Accrued expenses and other current liabilities	55,808	52,228
Due to customers	438,633	608,264
Debt, current portion	12,911	12,840
Deferred revenue, current portion	339,670	312,236
Total current liabilities	877,627	1,013,404
Debt, net of current portion	531,973	518,193
Deferred tax liability	56,227	54,086
Deferred revenue, net of current portion	5,749	4,678
Operating lease liabilities, net of current portion	17,173	17,357
Other liabilities	9,339	10,866
Total liabilities	1,498,088	1,618,584
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 62,332,714 and 60,904,638 shares issued at June 30, 2021 and December 31, 2020, respectively	62	61
Additional paid-in capital	605,486	544,963
Treasury stock, at cost; 13,451,524 and 12,054,268 shares at June 30, 2021 and December 31, 2020, respectively	(449,877)	(353,091)
Accumulated other comprehensive income (loss)	6,291	(2,497)
Retained earnings	243,312	236,714
Total stockholders’ equity	405,274	426,150
Total liabilities and stockholders’ equity	$1,903,362	$2,044,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2021 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020
Revenue
Recurring	$216,986	$216,260	$423,736	$421,127
One-time services and other	12,454	15,731	24,895	34,485
Total revenue	229,440	231,991	448,631	455,612
Cost of revenue
Cost of recurring	94,435	91,370	183,300	180,921
Cost of one-time services and other	13,635	13,569	28,155	28,883
Total cost of revenue	108,070	104,939	211,455	209,804
Gross profit	121,370	127,052	237,176	245,808
Operating expenses
Sales, marketing and customer success	45,452	51,954	94,245	110,689
Research and development	30,222	24,895	59,401	49,872
General and administrative	32,008	29,842	62,595	55,697
Amortization	567	729	1,116	1,470
Restructuring	78	50	132	74
Total operating expenses	108,327	107,470	217,489	217,802
Income from operations	13,043	19,582	19,687	28,006
Interest expense	(5,054)	(3,893)	(10,168)	(8,052)
Other income (expense), net	487	630	(523)	1,700
Income before provision for income taxes	8,476	16,319	8,996	21,654
Income tax provision	1,745	4,496	2,429	5,192
Net income	$6,731	$11,823	$6,567	$16,462
Earnings per share
Basic	$0.14	$0.25	$0.14	$0.34
Diluted	$0.14	$0.24	$0.14	$0.34
Common shares and equivalents outstanding
Basic weighted average shares	47,756,326	48,239,928	47,560,847	48,138,125
Diluted weighted average shares	48,444,874	48,418,378	48,444,658	48,465,077
Other comprehensive income (loss)
Foreign currency translation adjustment	1,783	(887)	4,294	(6,615)
Unrealized gain (loss) on derivative instruments, net of tax	345	551	4,494	(2,571)
Total other comprehensive income (loss)	2,128	(336)	8,788	(9,186)
Comprehensive income	$8,859	$11,487	$15,355	$7,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Second Quarter 2021 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30,
(dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$6,567	$16,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,742	46,088
Provision for credit losses and sales returns	4,418	6,677
Stock-based compensation expense	60,554	33,713
Deferred taxes	276	1,945
Amortization of deferred financing costs and discount	879	376
Other non-cash adjustments	155	477
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(27,134)	(48,167)
Prepaid expenses and other assets	(18,162)	(7,068)
Trade accounts payable	2,356	(8,984)
Accrued expenses and other liabilities	1,443	(26,520)
Deferred revenue	27,828	22,489
Net cash provided by operating activities	99,922	37,488
Cash flows from investing activities
Purchase of property and equipment	(6,128)	(5,887)
Capitalized software development costs	(19,862)	(21,679)
Net cash used in investing activities	(25,990)	(27,566)
Cash flows from financing activities
Proceeds from issuance of debt	128,300	202,100
Payments on debt	(113,477)	(185,250)
Employee taxes paid for withheld shares upon equity award settlement	(38,712)	(20,996)
Proceeds from exercise of stock options	—	4
Change in due to customers	(170,061)	(121,612)
Change in customer funds receivable	(5,014)	(828)
Purchase of treasury stock	(58,074)	—
Dividend payments to stockholders	—	(5,960)
Net cash used in financing activities	(257,038)	(132,542)
Effect of exchange rate on cash, cash equivalents and restricted cash	992	(2,229)
Net decrease in cash, cash equivalents and restricted cash	(182,114)	(124,849)
Cash, cash equivalents and restricted cash, beginning of period	644,969	577,295
Cash, cash equivalents and restricted cash, end of period	$462,855	$452,446
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$28,288	$35,750
Restricted cash	434,567	609,219
Total cash, cash equivalents and restricted cash in the statement of cash flows	$462,855	$644,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2021 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2020	60,904,638	$61	$544,963	$(353,091)	$(2,497)	$236,714	$426,150
Net loss	—	—	—	—	—	(164)	(164)
Purchase of 465,821 treasury shares under stock repurchase program	—	—	—	(28,066)	—	—	(28,066)
Vesting of restricted stock units	206,418	—	—	—	—	—	—
Employee taxes paid for 240,867 withheld shares upon equity award settlement	—	—	—	(18,426)	—	—	(18,426)
Stock-based compensation	—	—	29,995	—	—	10	30,005
Restricted stock grants	519,009	1	—	—	—	—	1
Restricted stock cancellations	(34,789)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	6,660	—	6,660
Balance at March 31, 2021	61,595,276	$62	$574,958	$(399,583)	$4,163	$236,560	$416,160
Net income	—	—	—	—	—	6,731	6,731
Purchase of 405,047 treasury shares under stock repurchase program	—	—	—	(30,008)	—	—	(30,008)
Vesting of restricted stock units	804,323	—	—	—	—	—	—
Employee taxes paid for 285,521 withheld shares upon equity award settlement	—	—	—	(20,286)	—	—	(20,286)
Stock-based compensation	—	—	30,528	—	—	21	30,549
Restricted stock grants	9,431	—	—	—	—	—	—
Restricted stock cancellations	(76,316)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2,128	—	2,128
Balance at June 30, 2021	62,332,714	$62	$605,486	$(449,877)	$6,291	$243,312	$405,274

6	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2019	60,206,091	$60	$457,804	$(290,665)	$(5,290)	$234,855	$396,764
Net income	—	—	—	—	—	4,639	4,639
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,960)	(5,960)
Exercise of stock options and vesting of restricted stock units	210,057	—	1	—	—	—	1
Employee taxes paid for 245,358 withheld shares upon equity award settlement	—	—	—	(19,782)	—	—	(19,782)
Stock-based compensation	—	—	13,539	—	—	41	13,580
Restricted stock grants	563,947	1	—	—	—	—	1
Restricted stock cancellations	(47,456)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(8,850)	—	(8,850)
Balance at March 31, 2020	60,932,639	$61	$471,344	$(310,447)	$(14,140)	$233,575	$380,393
Net income	—	—	—	—	—	11,823	11,823
Exercise of stock options and vesting of restricted stock units	7,111	—	3	—	—	—	3
Employee taxes paid for 21,200 withheld shares upon equity award settlement	—	—	—	(1,214)	—	—	(1,214)
Stock-based compensation	—	—	20,103	—	—	30	20,133
Restricted stock grants	20,776	—	—	—	—	—	—
Restricted stock cancellations	(59,426)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(336)	—	(336)
Balance at June 30, 2020	60,901,100	$61	$491,450	$(311,661)	$(14,476)	$245,428	$410,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2021 Form 10-Q	7

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, higher education institutions, K–12 schools, healthcare organizations, faith communities, arts and cultural organizations, foundations, companies and individual change agents—we connect and empower organizations to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for four decades, we are headquartered in Charleston, South Carolina, and have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom.

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, and other forms filed with the SEC from time to time.
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
As discussed in Note 13, beginning in the second quarter of 2021, we combined our General Markets Group ("GMG") and Enterprise Markets Group ("EMG") into a single U.S. Markets Group ("UMG") and moved our Corporations vertical under our International Markets Group ("IMG"). This change was made to better align our resources toward customer retention and growth which, are key objectives as we progress toward our long-term aspirational goals. The change did not impact our conclusion that we have one operating and reportable segment and one goodwill reporting unit.

8	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Risks and uncertainties related to COVID-19
We are subject to risks and uncertainties as a result of the global COVID-19 pandemic. We believe that COVID-19 may continue to significantly impact our vertical markets and geographies, but the magnitude of the impact on our business cannot be determined at this time due to numerous uncertainties, including the duration of the outbreak, the severity of variants which may develop, travel restrictions and business closures, the effectiveness of vaccination programs and other actions taken to contain the disease and other unforeseeable consequences.
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

3. Goodwill and Other Intangible Assets
The change in goodwill during the six months ended June 30, 2021, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2020	$635,854
Effect of foreign currency translation	1,656
Balance at June 30, 2021	$637,510

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

Second Quarter 2021 Form 10-Q	9

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income	$6,731	$11,823	$6,567	$16,462
Denominator:
Weighted average common shares	47,756,326	48,239,928	47,560,847	48,138,125
Add effect of dilutive securities:
Stock-based awards	688,548	178,450	883,811	326,952
Weighted average common shares assuming dilution	48,444,874	48,418,378	48,444,658	48,465,077
Earnings per share:
Basic	$0.14	$0.25	$0.14	$0.34
Diluted	$0.14	$0.24	$0.14	$0.34

Anti-dilutive shares excluded from calculations of diluted earnings per share	907,210	1,484,976	1,032,655	1,329,519

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
•Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

10	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of June 30, 2021
Financial assets:
Derivative instruments	$—	$2,061	$—	$2,061
Total financial assets	$—	$2,061	$—	$2,061

Financial liabilities:
Derivative instruments	$—	$138	$—	$138
Total financial liabilities	$—	$138	$—	$138

Fair value as of December 31, 2020
Financial liabilities:
Derivative instruments	$—	$4,159	$—	$4,159
Total financial liabilities	$—	$4,159	$—	$4,159
Our derivative instruments within the scope of Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, are required to be recorded at fair value. Our derivative instruments that are recorded at fair value include interest rate swaps.
The fair value of our interest rate swaps was based on model-driven valuations using LIBOR rates, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps are classified within Level 2 of the fair value hierarchy. The Financial Conduct Authority in the U.K. has stated that it plans to phase out all tenors of LIBOR by June 2023. We do not currently anticipate a significant impact to our financial position or results of operations as a result of this action as we expect that our financial contracts currently indexed to LIBOR will either expire or be modified without significant financial impact before the phase out occurs.
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at June 30, 2021 and December 31, 2020, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at June 30, 2021 and December 31, 2020, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt under the 2020 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. Our fixed rate debt is also classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the six months ended June 30, 2021. Additionally, we did not hold any Level 3 assets or liabilities during the six months ended June 30, 2021.

Second Quarter 2021 Form 10-Q	11

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
There were no non-recurring fair value adjustments to our long-lived assets, intangible assets, goodwill and operating lease ROU assets during the six months ended June 30, 2021.

6. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	June 30, 2021	December 31, 2020
Restricted cash due to customers	$433,243	$607,943
Real estate escrow balances	1,324	1,276
Total restricted cash	434,567	609,219
Prepaid expenses and other assets

(dollars in thousands)	June 30, 2021	December 31, 2020
Costs of obtaining contracts(1)(2)	$81,478	$84,914
Prepaid software maintenance and subscriptions(3)	32,599	24,471
Receivables for probable insurance recoveries(4)	23,373	6,288
Implementation costs for cloud computing arrangements, net(5)(6)	12,068	11,298
Unbilled accounts receivable	5,579	10,385
Prepaid insurance	4,991	1,426
Derivative instruments	2,061	—
Taxes, prepaid and receivable	1,474	1,891
Other assets	10,536	10,332
Total prepaid expenses and other assets	174,159	151,005
Less: Long-term portion	70,666	72,639
Prepaid expenses and other current assets	$103,493	$78,366
(1)Amortization expense from costs of obtaining contracts was $9.0 million and $18.2 million for the three and six months ended June 30, 2021, respectively, and $9.4 million and $18.9 million for the three and six months ended June 30, 2020, respectively.
(2)The current portion of costs of obtaining contracts as of June 30, 2021 and December 31, 2020 was $31.0 million and $31.9 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of June 30, 2021 and December 31, 2020 was $28.2 million and $19.8 million, respectively.
(4)See discussion of the Security Incident at Note 9.
(5)These costs primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.
(6)Amortization expense from capitalized cloud computing implementation costs was insignificant and $0.9 million for the three and six months ended June 30, 2021, respectively, and insignificant for the three and six months ended June 30, 2020. Accumulated amortization for these costs was $2.0 million as of June 30, 2021 and $1.1 million as of December 31, 2020.

12	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accrued expenses and other liabilities

(dollars in thousands)	June 30, 2021	December 31, 2020
Taxes payable(1)	$14,310	$19,577
Accrued legal costs	17,796	4,808
Operating lease liabilities, current portion	7,856	9,359
Customer credit balances	5,816	5,874
Accrued commissions and salaries	4,970	5,010
Unrecognized tax benefit	3,563	3,351
Accrued health care costs	2,526	2,341
Accrued vacation costs	2,206	2,311
Derivative instruments	138	4,159
Other liabilities	5,966	6,304
Total accrued expenses and other liabilities	65,147	63,094
Less: Long-term portion	9,339	10,866
Accrued expenses and other current liabilities	$55,808	$52,228
(1)We deferred payments of the employer's portion of Social Security taxes during 2020 under the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), half of which is due by the end of calendar year 2021 with the remainder due by the end of calendar year 2022.
Other income (expense), net

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Interest income	$77	$110	$229	$632
Other income (expense), net	410	520	(752)	1,068
Other income (expense), net	$487	$630	$(523)	$1,700

7. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Credit facility:
Revolving credit loans	$90,000	$69,625	1.73%	1.83%
Term loans	395,000	400,000	2.60%	3.12%
Real estate loans	60,074	60,626	5.22%	5.22%
Other debt	2,232	3,926	5.00%	5.00%
Total debt	547,306	534,177	2.75%	3.21%
Less: Unamortized discount and debt issuance costs	2,422	3,144
Less: Debt, current portion	12,911	12,840	2.61%	2.61%
Debt, net of current portion	$531,973	$518,193	2.76%	3.22%

Second Quarter 2021 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2020 credit facility
In October 2020, we entered into a five-year $900.0 million senior credit facility (the "2020 Credit Facility"). At June 30, 2021, we were in compliance with our debt covenants under the 2020 Credit Facility.
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the Seller’s obligations under two senior secured notes with an aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). At June 30, 2021, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring annual payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.
The following table summarizes our currently effective financing agreements as of June 30, 2021:

(dollars in thousands)	Term in Months	Number of Annual Payments	First Annual Payment Due	Original Loan Value
Effective dates of agreements:
December 2019	51	4	January 2020	$2,150
January 2020	39	3	March 2020	3,470
As of June 30, 2021, the required annual maturities related to the 2020 Credit Facility, the Real Estate Loans and our other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2021 - remaining	$5,594
2022	12,985
2023	11,983
2024	11,609
2025	451,784
Thereafter	53,351
Total required maturities	$547,306

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

14	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The terms and notional values of our derivative instruments were as follows as of June 30, 2021:

(dollars in thousands)	Term of derivative instrument	Notional value
Derivative instruments designated as hedging instruments:
Interest rate swap	July 2017 - July 2021	$150,000
Interest rate swap	November 2020 - October 2024	60,000
Interest rate swap	November 2020 - October 2024	60,000
Interest rate swap	June 2021 - October 2024	120,000
		$390,000

Forward-starting interest rate swap	July 2021 - October 2024	120,000
		$120,000
In July 2021, we entered into a new interest rate swap agreement. See additional details at Note 14.
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability derivatives
(dollars in thousands)	Balance sheet location	June 30, 2021	December 31, 2020	Balance sheet location	June 30, 2021	December 31, 2020
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$—	$—	Accrued expenses and other current liabilities	$138	$2,698
Interest rate swaps, long-term portion	Other assets	2,061	—	Other liabilities	—	1,461
Total derivative instruments designated as hedging instruments		$2,061	$—		$138	$4,159
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	June 30, 2021		Three months ended June 30, 2021	Six months ended June 30, 2021
Interest rate swaps	$1,923	Interest expense	$(1,408)	$(2,784)

	June 30, 2020		Three months ended June 30, 2020	Six months ended June 30, 2020
Interest rate swaps	$(5,233)	Interest expense	$(1,018)	$(1,223)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive loss as of June 30, 2021 that is expected to be reclassified into earnings within the next twelve months

Second Quarter 2021 Form 10-Q	15

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

is $1.2 million. There were no ineffective portions of our interest rate swap derivatives during the six months ended June 30, 2021 and 2020. See Note 12 for a summary of the changes in accumulated other comprehensive income (loss) by component.

9. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of June 30, 2021, we did not have any operating leases that had not yet commenced.
The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Operating lease cost(1)	$2,372	$6,281	$5,213	$12,592
Variable lease cost	699	1,113	1,398	2,371
Sublease income	(366)	(940)	(826)	(1,853)
Net lease cost	$2,705	$6,454	$5,785	$13,110
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
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2021, the remaining aggregate minimum purchase commitment under these arrangements was approximately $45.0 million through 2024.
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

16	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

recognize insurance recoveries, if any, when they are probable of receipt. All associated costs due to third-party service providers and consultants, including legal fees, are expensed as incurred.
Legal proceedings are inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending or threatened against us and intend to defend ourselves vigorously against all claims asserted. It is possible that our consolidated financial position, results of operations or cash flows could be materially negatively affected in any particular period by an unfavorable resolution of one or more of such legal proceedings.
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
As a result of the Security Incident, we are currently subject to certain legal proceedings, claims, inquiries and investigations, as discussed below, and could be the subject of additional legal proceedings, claims, inquires and investigations in the future that might result in adverse judgments, settlements, fines, penalties, or other resolution. To limit our exposure to losses related to claims against us, including data breaches such as the Security Incident, we maintain $50 million of insurance above a $250 thousand deductible payable by us. As noted below, this coverage has reduced our financial exposure related to the Security Incident, and we will continue to seek recoveries under these insurance policies. Based on our review of expenses incurred to date, and upon consideration of the number of matters outstanding (as described below), we believe it is probable that total losses related to the Security Incident will ultimately exceed the limits of our insurance coverage. However, we are currently unable to determine when that will be the case nor are we able to determine the approximate amount or range of any such excess.
In the three and six months ended June 30, 2021, we recorded $11.7 million and $24.4 million, respectively, of expenses related to the Security Incident and offsetting probable insurance recoveries of $11.2 million and $23.9 million, respectively. As of June 30, 2021, we have recorded cumulative expenses related to the Security Incident of $34.2 million and cumulative probable insurance recoveries of $33.3 million. Due to the time required to submit and process such insurance claims, we have not yet received all of the accrued insurance recoveries. Of the insurance recoveries recorded, $10.0 million had been paid as of June 30, 2021. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our condensed consolidated statements of comprehensive income and as operating activities on our condensed consolidated statements of cash flows. We expect to continue to experience significant expenses related to our response to the Security Incident, resolution of legal proceedings, claims, inquiries and investigations discussed below, and our efforts to further enhance our security measures, and those expenses may be material.
Based on our analysis of the factors described above, we have not recorded a liability related to the Security Incident as of June 30, 2021 because we are unable at this time to reasonably estimate the possible loss or range of loss.
Customer claims. To date, we have received approximately 260 specific requests for reimbursement of expenses ("Customer Reimbursement Requests") and approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident (none of which have as yet been filed in court and only one of which is in arbitration). Of the Customer Reimbursement Requests received to date, approximately 160 have been fully resolved and closed. Customer claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. Our review of customer claims includes analyzing individual customer contracts into which we have entered, the specific claims made and applicable law.
Customer constituent class actions. Presently, we are a defendant in 29 putative consumer class action cases [27 in U.S. federal courts (some of which have been consolidated under multi district litigation to a single federal court) and 2

Second Quarter 2021 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Governmental inquiries and investigations. To date, we have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 47 state Attorneys General and the District of Columbia and separate Civil Investigative Demands from the offices of the Illinois Attorney General and the California Attorney General relating to the Security Incident. In addition, we have received communications, inquires and requests from the U.S. Federal Trade Commission, the SEC, the U.S. Department of Health and Human Services, the Information Commissioner’s Office in the United Kingdom under the U.K. Data Protection Act 2018, the Office of the Australian Information Commissioner, the Office of the Privacy Commissioner of Canada and the Spanish Data Protection Agency. We are cooperating with these offices and responding to their inquiries, which include various requests for documents, policies, narratives and communications, as well as requests to interview or depose various Company-related personnel. As noted above, each of these separate governmental inquiries and investigations could result in adverse judgements, settlements, fines, penalties, or other resolution, the amount, scope and timing of which we are currently unable to predict, but could be material.

10. Income Taxes
Our income tax provision and effective income tax rates, including the effects of period-specific events, were:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Income tax provision	$1,745	$4,496	$2,429	$5,192
Effective income tax rate	20.6%	27.6%	27.0%	24.0%
The decrease in our effective income tax rate for the three months ended June 30, 2021, when compared to the same period in 2020, was primarily attributable to a 2021 discrete tax benefit against lower pre-tax income. The 2020 effective income tax rate was negatively impacted by discrete adjustments comprised of tax expense attributable to stock-based compensation and unrecognized tax benefits net of benefit attributable to deferred tax adjustment. The 2021 effective income tax rate was positively impacted by increased tax benefit attributable to stock-based compensation offset against tax expense attributable to a corporate income tax rate increase enacted during the period against lower pre-tax income.
The increase in our effective income tax rate for the six months ended June 30, 2021 when compared to the same periods in 2020, was primarily attributable to the impact of non deductible expenses against lower pre-tax income.

18	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the condensed consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Included in cost of revenue:
Cost of recurring	$3,492	$1,151	$5,903	$1,621
Cost of one-time services and other	1,745	1,419	4,692	1,814
Total included in cost of revenue	5,237	2,570	10,595	3,435
Included in operating expenses:
Sales, marketing and customer success	4,678	3,603	10,106	6,081
Research and development	6,901	4,348	13,615	7,147
General and administrative	13,733	9,612	26,238	17,050
Total included in operating expenses	25,312	17,563	49,959	30,278
Total stock-based compensation expense	$30,549	$20,133	$60,554	$33,713

12. Stockholders' Equity
Stock repurchase program
In November 2020, our Board of Directors reauthorized and expanded a stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. Under the 2020 Credit Facility, we have restrictions on our ability to repurchase shares of our common stock, which are summarized on page 40 below.
We account for purchases of treasury stock under the cost method. During the three and six months ended June 30, 2021, we purchased 405,047 and 870,868 shares for $30.0 million and $58.1 million, respectively. The remaining amount available to purchase stock under the stock repurchase program was $150.9 million as of June 30, 2021.

Second Quarter 2021 Form 10-Q	19

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Accumulated other comprehensive income (loss), beginning of period	$4,163	$(14,140)	$(2,497)	$(5,290)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income (loss) balance, beginning of period	$1,048	$(4,445)	$(3,101)	$(1,323)
Other comprehensive income (loss) before reclassifications, net of tax effects of $244, $71, $(856) and $1,225	(692)	(200)	2,438	(3,473)
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	1,408	1,018	2,784	1,223
Tax benefit included in provision for income taxes	(371)	(267)	(728)	(321)
Total amounts reclassified from accumulated other comprehensive (loss) income	1,037	751	2,056	902
Net current-period other comprehensive income (loss)	345	551	4,494	(2,571)
Accumulated other comprehensive income (loss) balance, end of period	$1,393	$(3,894)	$1,393	$(3,894)
Foreign currency translation adjustment:
Accumulated other comprehensive income (loss) balance, beginning of period	$3,115	$(9,695)	$604	$(3,967)
Translation adjustments	1,783	(887)	4,294	(6,615)
Accumulated other comprehensive income (loss) balance, end of period	4,898	(10,582)	4,898	(10,582)
Accumulated other comprehensive income (loss), end of period	$6,291	$(14,476)	$6,291	$(14,476)

13. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of June 30, 2021, approximately $797 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 55% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
Our contract assets as of June 30, 2021 and December 31, 2020 were insignificant. Our opening and closing balances of deferred revenue were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Total deferred revenue	$345,419	$316,914

20	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The increase in deferred revenue during the six months ended June 30, 2021 was primarily due to a seasonal increase in customer contract renewals and, to a lesser extent, early progress in initiatives to bring our pricing in line with the market. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. The amount of revenue recognized during the six months ended June 30, 2021 that was included in the deferred revenue balance at the beginning of the period was approximately $229 million. The amount of revenue recognized during the six months ended June 30, 2021 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
United States	$192,000	$189,304	$377,327	$383,263
United Kingdom	24,505	29,535	46,810	45,359
Other countries	12,935	13,152	24,494	26,990
Total revenue	$229,440	$231,991	$448,631	$455,612
Beginning in the second quarter of 2021, we combined our General Markets Group ("GMG") and Enterprise Markets Group ("EMG") into a single U.S. Markets Group ("UMG") and moved our Corporations vertical under our International Markets Group ("IMG"). This change was made to better align our resources toward customer retention and growth, which are key objectives as we progress toward our long-term aspirational goals.
The UMG and the IMG comprised our go-to-market organizations as of June 30, 2021. The following is a description of each market group as of that date:
•The UMG focuses on sales primarily to all prospects and customers inside of the U.S.; and
•The IMG focuses on sales primarily to all prospects and customers outside of the U.S, as well as corporations.
The following table presents our revenue by market group:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020(1)	2021	2020(1)
UMG	$179,436	$182,925	$352,903	$370,544
IMG	50,028	49,790	95,797	85,828
Other	(24)	(724)	(69)	(760)
Total revenue	$229,440	$231,991	$448,631	$455,612
(1)Due to the market group change discussed above, we have recast our revenue by market group for the three and six months ended June 30, 2020 to present them on a consistent basis with the current year.
The following table presents our recurring revenue by type:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Contractual recurring	$151,150	$148,214	$297,971	$295,958
Transactional recurring	65,836	68,046	125,765	125,169
Total recurring revenue	$216,986	$216,260	$423,736	$421,127

Second Quarter 2021 Form 10-Q	21

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Subsequent Events
Interest rate swap agreement
In July 2021, we entered into an additional interest rate swap agreement (the "July 2021 Swap Agreement"), which effectively converts portions of our variable rate debt under the 2020 Credit Facility to a fixed rate for the term of the July 2021 Swap Agreement. The notional value of the July 2021 Swap Agreement was $75.0 million with an effective date beginning in July 2021 through Oct 2024. We designated the July 2021 Swap Agreement as a cash flow hedge at the inception of the contract. See Note 8 for information about our other interest rate swap agreements.

22	Second Quarter 2021 Form 10-Q

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, higher education institutions, K–12 schools, healthcare organizations, faith communities, arts and cultural organizations, foundations, companies and individual change agents—we connect and empower organizations to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility, school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for four decades, we are headquartered in Charleston, South Carolina, and have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; (ii) providing payment and other transactional-type services; (iii) providing software maintenance and support services; and (iv) providing professional services, including implementation, consulting, training, analytic and other services.
COVID-19 Impact
The economic impact of COVID-19 on the social good industry remains uncertain, although we are beginning to see signs of recovery in the industry. If our existing and prospective customers remain cautious in their purchase decisions, our operating environment may continue to be challenging for the remainder of 2021 and potentially beyond. Notwithstanding these conditions, we remain focused on continuing to execute our four-point strategy and strengthening our leadership position.
Four-Point Strategy

1	Expand Total Addressable Market

2	Lead with World Class Teams and Operations

3	Delight Customers with Innovative Cloud Solutions

4	Focus on Employees, Culture and ESG Initiatives
1.Expand Total Addressable Market ("TAM")
We are now once again actively evaluating opportunities to further expand our addressable market through acquisitions and internal product development. We have significant opportunities in front of us as we are less than 10% penetrated into a TAM of over $10 billion. Acquisitions are an important element of our strategy going forward.

Second Quarter 2021 Form 10-Q	23

Blackbaud, Inc.
(Unaudited)

2.Lead with World Class Teams and Operations
This strategy expands upon our previous strategies to drive sales effectiveness and improve operating efficiency to include improving overall company performance as measured by the Rule of 40 (see discussion of Non-GAAP Financial Measures below). We have a strong executive team that is delivering on our mission and executing on our strategy. We have talent across our company, at every level, who are aligned with these goals as well. In support of this strategy, during the second quarter of 2021, we merged our EMG and GMG to create one U.S. Market Group ("UMG") to better align our resources toward customer retention and growth. For more information, see Note 13 to our condensed consolidated financial statements in this report.
3.Delight Customers with Innovative Cloud Solutions
2020 required unprecedented speed and scale to support our customers, and we were quick to reprioritize and expedite product enhancements to support our customers' changing needs as they needed to operate more digitally. We have carried that momentum into 2021. For example, as arts and cultural organizations begin to open their doors, maintaining high standards for the safety and security of their patrons is a top priority; therefore, we recently announced the general availability of Payment Terminal™. This solution allows organizations to receive secure, contactless chip and tap payments for tickets and donations through Blackbaud Altru® and Blackbaud Merchant Services™. Not only does this minimize staff handling of credit cards during point-of-sale, but it enables them to process payments faster than with a magnetic swipe device and helps to better protect their constituents and their organization from credit card fraud with EMV-certified card readers that offer end-to-end encryption. During the second quarter, we also announced the general availability of Blackbaud Peer-to-Peer Fundraising™, powered by JustGiving® in Australia, New Zealand and Canada bringing this turnkey solution to even more organizations with no subscription fees or setup costs and furthering our efforts to globalize our products.
4.Focus on Employees, Culture and ESG Initiatives
During the first quarter of 2021, we elevated a specific strategy focused on employees, culture and ESG initiatives. This is not new for us. It is something that is in our DNA and is a big advantage as we look to attract and retain top talent. This is evident in our 2020 social responsibility report, which was released in April 2021. We are fully committed to continuing to create a diverse and inclusive environment at all levels of the organization. During May 2021, we held a month-long celebration of our 40th anniversary with our employees, some of whom have been around to watch our business grow from just one product to providing purpose-built solutions for the entire social good industry. In the second quarter of 2021, we furthered our efforts to create a best-in-class candidate and employee experience with the launch of our new careers site. This enables us to lift our social presence and visibility, create personalized experiences for candidates via artificial intelligence, reduce the time to apply, and accept applications start to finish from a mobile device. It also enables us to leverage data analytics to better understand the talent marketplace and inform future investments.

24	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Financial Summary

Total revenue ($M)	Income from operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue decreased by $2.6 million and $7.0 million during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, driven largely by the following:

-	Decreases in one-time consulting revenue due primarily to less implementation and customization services. We changed our commission plans during the first quarter of 2020 to intentionally shift our sales teams' focus towards selling our cloud solutions. Additionally, the bookings shortfalls during 2020 caused by the COVID-19 pandemic contributed to the decreases in one-time consulting revenue.
-	Decreases in one-time analytics revenue as analytics are generally integrated in our cloud solutions
+	Growth in recurring revenue related to increases in contractual revenue related to the performance of our cloud software solutions and, to a lesser extent, early progress in initiatives to bring our pricing in line with the market

Second Quarter 2021 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)

Income from operations decreased by $6.5 million and $8.3 million during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, driven largely by the following:

-
Increases in stock-based compensation expense of $10.4 million and $26.8 million, respectively, due to:
•Certain changes to our compensation program that are expected to cause stock-based compensation expense to remain higher than historical levels, including
◦replacement of our annual cash bonus plans with a short-term performance-based equity award plan
◦decrease in the vesting period for our annual long-term incentive time-based equity awards from 4 years (1/4 per year) to 3 years (1/3 per year), beginning in February 2021; and
◦replacement of cash sign-on and retention bonuses with time-based equity awards.
•Increases in the grant date fair values of our annual equity awards granted to employees;
•As a one-time response to COVID-19, replacement of our 2020 base salary merit increases with one-year time-based equity awards, which vested and were recognized as expense between May 1, 2020 and May 1, 2021; and
•Overall Company performance against 2020 goals.

-	Decreases in total revenue, as described above
-	Increases in transaction-based costs of $1.9 million and $1.7 million, respectively, related to payment services integrated in our cloud solutions
-	Increases in hosting and data center costs of $0.8 million and $1.5 million, respectively, as we continue to migrate our cloud infrastructure to leading public cloud service providers
+
Decreases in rent expense of $4.1 million and $7.2 million, respectively, related to the purchase of our global headquarters facility during the third quarter of 2020 and our exit of certain other office leases globally during the second half of 2020 in-line with our new workforce strategy

+	Decreases in employee severance of $3.8 million and $2.9 million, related to a modest and targeted headcount reduction during the three months ended June 30, 2020, in response to the COVID-19 pandemic
+	Decreases in amortization of intangible assets from business combinations of $1.0 million and $3.0 million, respectively
+	Decrease in compensation costs other than stock-based compensation of $13.2 million, during the six months ended June 30, 2021, primarily due to a decrease in headcount
+	Decrease in travel costs of $3.5 million, during the six months ended June 30, 2021, due to our restriction on non-essential employee travel in response to the COVID-19 pandemic
We are continuing to make critical investments in the business in areas such as digital marketing, engineering, security, customer success and our continued shift of cloud infrastructure to leading public cloud service providers. We expect the level of investment in these areas to increase in the second half of 2021.

26	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Customer retention

Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides a better representation of our customers' overall behavior. For the twelve months ended June 30, 2021, approximately 92% of our customers with recurring revenue contracts were retained. This customer retention rate is materially unchanged from our rate for the full year ended December 31, 2020.
Balance sheet and cash flow
At June 30, 2021, our cash and cash equivalents were $28.3 million and the carrying amount of our debt under the 2020 Credit Facility was $483.1 million. Our net leverage ratio was 1.78 to 1.00.
During the six months ended June 30, 2021, we generated $99.9 million in cash from operations, had a net increase in borrowings of $14.8 million, returned $58.1 million to stockholders by way of share repurchases and had aggregate cash outlays of $26.0 million for purchases of property and equipment and capitalized software development costs.
Security Incident
As discussed in Note 9 to our unaudited, condensed consolidated financial statements included in this report, we believe it is probable that total losses related to the Security Incident will ultimately exceed the limits of our insurance coverage. However, as we are currently unable to determine when that will be the case and the approximate amount or range of any such excess, we are unable to determine the effect the Security Incident will have on our results of operations, liquidity, or financial condition.

Second Quarter 2021 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)

Results of Operations
Comparison of the three and six months ended June 30, 2021 and 2020
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

28	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Recurring revenue increased by $0.7 million, or 0.3%, during the three months ended June 30, 2021, when compared to the same period in 2020, driven primarily by the following:

+
Increase in contractual recurring revenue of $2.9 million related to the performance of our cloud solutions and, to a lesser extent, early progress in initiatives to bring our pricing in line with the market, partially offset by a decrease in maintenance revenue as customers migrate to our cloud solutions

-
Decrease in transactional revenue of $2.2 million primarily due to a decrease in the volume of transactions for which we process payments when compared to the elevated online charitable giving, mainly related to COVID-19, during the second quarter of 2020

Recurring revenue increased by $2.6 million, or 0.6%, during the six months ended June 30, 2021, when compared to the same period in 2020, driven primarily by the following:

+
Increase in contractual recurring revenue of $2.0 million related to the performance of our cloud solutions, partially offset by a decrease in maintenance revenue as customers migrate to our cloud solutions

+
Increase in transactional revenue of $0.6 million, primarily due to the continued shift toward virtual fundraising and online charitable giving, partially offset by the second quarter 2021 decrease in the volume of transactions for which we process payments, as discussed above

Cost of recurring revenue increased by $3.1 million, or 3.4%, and $2.4 million, or 1.3%, during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, driven primarily by the following:

+	Increases in compensation costs of $2.8 million and $4.2 million, respectively, primarily related to stock-based compensation due to the factors discussed above on page 26
+	Increases in transaction-based costs of $1.9 million and $1.7 million, respectively, related to payment services integrated in our cloud solutions
+	Increases in hosting and data center costs of $0.6 million and $1.1 million, respectively, as we continue to migrate our cloud infrastructure to leading public cloud service providers
+
Increase in third-party contractor costs of $0.8 million during the three months ended June 30, 2021; the increase in third-party contractor costs during the six months ended June 30, 2021 was insignificant

-	Decreases in amortization of software development costs of $2.6 million and $1.6 million, respectively, due to an impairment charge in Q2 2020 which did not occur during the same period in 2021
-	Decreases in amortization of intangible assets from business combinations of $0.7 million and $2.5 million, respectively
Recurring gross margin decreased by 1.3% for the three months ended June 30, 2021, when compared to the same period in 2020, primarily due to the decrease in higher margin transactional revenue.
Recurring gross margin remained relatively consistent during the six months ended June 30, 2021, when compared to the same period in 2020.

Second Quarter 2021 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
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
One-time services and other revenue decreased by $3.3 million, or 20.8%, and $9.6 million, or 27.8%, during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, driven primarily by the following:

-
Decreases in one-time consulting revenue of $2.4 million and $7.1 million, respectively, due primarily to less implementation and customization services. In line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model, we changed our commission plans during the first quarter of 2020 to intentionally shift our sales teams' focus towards selling our cloud solutions. Additionally, the bookings shortfalls during 2020 caused by the COVID-19 pandemic contributed to the decreases in one-time consulting revenue.

-	Decreases in one-time analytics revenue of $0.8 million and $1.8 million, respectively, as analytics are generally integrated in our cloud solutions

30	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Cost of one-time services and other remained relatively consistent during the three months ended June 30, 2021, when compared to the same period in 2020.
Cost of one-time services and other decreased by $0.7 million, or 2.5%, during the six months ended June 30, 2021, when compared to the same period in 2020, driven primarily by a decrease in third-party contractor costs of $1.0 million due to the timing of our spending.
One-time services and other gross margin decreased by 23.2% and 29.3% during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, primarily due to the significant reductions in one-time consulting and analytics revenue discussed above.
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
We see a large market opportunity in the long-term and will continue to make investments to drive sales effectiveness. We have also implemented software tools to enhance our digital footprint and drive lead generation. In response to the COVID-19 pandemic, we implemented a modest and targeted headcount reduction during the second quarter of 2020, including a reduction in our sales headcount with a focus on retaining our most highly productive sales executives. The enhancements we are making in our go-to-market approach are expected to significantly reduce our average customer acquisition cost as well as the related payback period while increasing sales velocity. As a result, we do not expect our sales, marketing and customer success expense to return to pre-pandemic levels.

Second Quarter 2021 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)

Sales, marketing and customer success expense decreased by $6.5 million, or 12.5%, and $16.4 million, or 14.9%, during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, primarily driven by the following:

-
Decreases in compensation costs other than stock-based compensation of $5.4 million and $14.0 million, respectively, due to the targeted reduction in sales headcount during the second quarter of 2020, discussed above

-
Decreases in allocated costs of $1.9 million and $4.4 million, respectively, primarily related to a decrease in rent expense and the impact of the targeted reduction in sales headcount during the second quarter of 2020, as discussed above

-
Decrease in travel costs of $2.1 million, during the six months ended June 30, 2021, due to our restriction on non-essential employee travel in response to the COVID-19 pandemic, which went into effect during March 2020

+	Increases in stock-based compensation costs of $1.1 million and $4.0 million, respectively, due to the factors discussed above on page 26
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
Research and development expenses increased by $5.3 million or 21.4%, and $9.5 million or 19.1%, during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, primarily driven by the following:

+	Increases in compensation costs of $4.8 million and $8.1 million, respectively, primarily related to stock-based compensation due to the factors discussed above on page 26
+	Decrease in software development costs of $1.9 million, during the six months ended June 30, 2021, that were required to be capitalized under the internal-use software guidance
Not included in research and development expense for the three months ended June 30, 2021 and 2020 were $10.4 million and $10.6 million, respectively, and for the six months ended June 30, 2021 and 2020 were $19.5 million and $21.4 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized software development costs associated with our cloud solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years. We expect that the amount of software development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality and the integration of our solutions, which we believe will drive long-term revenue growth.
General and administrative
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
During the third quarter of 2020, we adjusted our workforce strategy to provide more flexibility to our employees and we now have more employees working remotely either part-time or full-time, even within our hub locations. This change has created efficiencies within our real estate footprint as we have shifted toward more collaborative workspaces within our offices.

32	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

General and administrative expense increased by $2.2 million, or 7.3%, and $6.9 million, or 12.4%, during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, primarily driven by the following:

+	Increases in stock-based compensation costs of $4.1 million and $9.2 million, respectively, due to the factors discussed above on page 26
-
Decreases in rent expense, net of allocated costs, of $2.0 million and $0.9 million, respectively, primarily related to the purchase of our global headquarters facility during the third quarter of 2020 and our exit of certain other office leases globally during the second half of 2020 in-line with our new workforce strategy

-	Decrease in third-party contractor costs of $1.5 million during the six months ended June 30, 2021
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

The increases in interest expense in dollars and as a percentage of total revenue during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, was primarily due to the Real Estate Loans assumed for the purchase of our global headquarters facility in August 2020 and the deferred financing costs and debt discount associated with the 2020 Credit Facility, which was entered into in October 2020.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	June 30, 2021	December 31, 2020	Change
Recurring	Over the period billed in advance, generally one year	$324.3	$303.8	6.7%
One-time services and other	As services are delivered	21.1	13.1	61.4%
Total deferred revenue(1)		345.4	316.9	9.0%
Less: Long-term portion		5.7	4.7	22.9%
Current portion(1)		$339.7	$312.2	8.8%
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
Deferred revenue from recurring revenue contracts increased during the six months ended June 30, 2021, primarily due a seasonal increase in customer contract renewals and, to a lesser extent, early progress in initiatives to bring our pricing in line with the market. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Deferred revenue from one-time services and other

Second Quarter 2021 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)

increased during the six months ended June 30, 2021, primarily due to a seasonal increase in one-time service billings during the second quarter.
Income Taxes

Income tax provision ($M)
Percentages indicate effective income tax rates

The decrease in our effective income tax rate for the three months ended June 30, 2021, when compared to the same period in 2020, was primarily attributable to a 2021 discrete tax benefit against lower pre-tax income. The 2020 effective income tax rate was negatively impacted by discrete adjustments comprised of tax expense attributable to stock-based compensation and unrecognized tax benefits net of benefit attributable to deferred tax adjustment. The 2021 effective income tax rate was positively impacted by increased tax benefit attributable to stock-based compensation offset against tax expense attributable to a corporate income tax rate increase enacted during the period against lower pre-tax income.
The increase in our effective income tax rate for the six months ended June 30, 2021 when compared to the same periods in 2020, was primarily attributable to the impact of non deductible expenses against lower pre-tax income.
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

34	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
(dollars in millions, except per share amounts)	2021	2020	Change	2021	2020	Change
GAAP Revenue	$229.4	$232.0	(1.1)%	$448.6	$455.6	(1.5)%

GAAP gross profit	$121.4	$127.1	(4.5)%	$237.2	$245.8	(3.5)%
GAAP gross margin	52.9%	54.8%		52.9%	54.0%
Non-GAAP adjustments:
Add: Stock-based compensation expense	5.2	2.6	103.8%	10.6	3.4	208.4%
Add: Amortization of intangibles from business combinations	8.9	9.7	(8.3)%	18.0	20.6	(12.7)%
Add: Employee severance	—	0.8	(98.1)%	—	0.8	(98.2)%
Subtotal(1)	14.1	13.0	8.4%	28.6	24.9	15.1%
Non-GAAP gross profit(1)	$135.5	$140.1	(3.3)%	$265.8	$270.7	(1.8)%
Non-GAAP gross margin	59.1%	60.4%		59.2%	59.4%

GAAP income from operations	$13.0	$19.6	(33.4)%	$19.7	$28.0	(29.7)%
GAAP operating margin	5.7%	8.4%		4.4%	6.1%
Non-GAAP adjustments:
Add: Stock-based compensation expense	30.5	20.1	51.7%	60.6	33.7	79.6%
Add: Amortization of intangibles from business combinations	9.4	10.4	(9.3)%	19.1	22.1	(13.4)%
Add: Employee severance	0.5	4.3	(89.4)%	1.4	4.4	(66.9)%
Add: Acquisition-related integration costs	—	(0.1)	(100.0)%	(0.1)	(0.1)	(4.9)%
Add: Acquisition-related expenses	0.1	0.1	(24.7)%	0.1	0.2	(42.4)%
Add: Restructuring and other real estate activities	0.1	0.1	136.0%	—	0.1	(90.5)%
Add: Security Incident-related costs, net of insurance(2)	0.5	—	100.0%	0.5	—	100.0%
Subtotal(1)	41.1	34.9	17.8%	81.6	60.4	35.2%
Non-GAAP income from operations(1)	$54.1	$54.5	(0.6)%	$101.3	$88.4	14.7%
Non-GAAP operating margin	23.6%	23.5%		22.6%	19.4%

GAAP income before provision for income taxes	$8.5	$16.3	(48.1)%	$9.0	$21.7	(58.5)%
GAAP net income	$6.7	$11.8	(43.1)%	$6.6	$16.5	(60.1)%
Shares used in computing GAAP diluted earnings per share	48,444,874	48,418,378	0.1%	48,444,658	48,465,077	—%
GAAP diluted earnings per share	$0.14	$0.24	(41.7)%	$0.14	$0.34	(58.8)%
Non-GAAP adjustments:
Add: GAAP income tax provision	1.7	4.5	(61.2)%	2.4	5.2	(53.2)%
Add: Total non-GAAP adjustments affecting income from operations	41.1	34.9	17.8%	81.6	60.4	35.2%
Non-GAAP income before provision for income taxes	49.6	51.2	(3.2)%	90.6	82.0	10.5%
Assumed non-GAAP income tax provision(3)	9.9	10.2	(3.2)%	18.1	16.4	10.5%
Non-GAAP net income(1)	$39.7	$41.0	(3.2)%	$72.5	$65.6	10.5%

Shares used in computing non-GAAP diluted earnings per share	48,444,874	48,418,378	0.1%	48,444,658	48,465,077	—%
Non-GAAP diluted earnings per share	$0.82	$0.85	(3.5)%	$1.50	$1.35	11.1%
(1)The individual amounts for each year may not sum to non-GAAP gross profit, subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.
(2)Includes Security Incident-related costs incurred during the three and six months ended June 30, 2021 of $11.7 million and $24.4 million, respectively, net of probable insurance recoveries during the same periods of $11.2 million and $23.9 million, respectively. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims. Not included in this adjustment were costs associated with enhancements to our cybersecurity program.
(3)We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.

Second Quarter 2021 Form 10-Q	35

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

(dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
GAAP revenue	$229.4	$232.0	$448.6	$455.6
GAAP revenue growth	(1.1)%		(1.5)%
Add: Non-GAAP acquisition-related revenue(1)	—	—	—	—
Non-GAAP organic revenue(2)	$229.4	$232.0	$448.6	$455.6
Non-GAAP organic revenue growth	(1.1)%		(1.5)%

Non-GAAP organic revenue(2)	$229.4	$232.0	$448.6	$455.6
Foreign currency impact on Non-GAAP organic revenue(3)	(4.4)	—	(6.3)	—
Non-GAAP organic revenue on constant currency basis(3)	$225.1	$232.0	$442.3	$455.6
Non-GAAP organic revenue growth on constant currency basis	(3.0)%		(2.9)%

GAAP recurring revenue	$217.0	$216.3	$423.7	$421.1
GAAP recurring revenue growth	0.3%		0.6%
Add: Non-GAAP acquisition-related revenue(1)	—	—	—	—
Non-GAAP organic recurring revenue	$217.0	$216.3	$423.7	$421.1
Non-GAAP organic recurring revenue growth	0.3%		0.6%
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

36	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Rule of 40
Rule of 40 is defined as non-GAAP organic revenue growth plus non-GAAP adjusted EBITDA margin. Non-GAAP adjusted EBITDA is defined as GAAP net income plus interest, net; income tax provision (benefit); depreciation; amortization of intangible assets from business combinations; amortization of software development costs; acquisition-related deferred revenue write-down; stock-based compensation; acquisition-related integration costs; acquisition-related expenses; employee severance; restructuring and other real estate activities; and Security Incident-related costs, net of insurance.

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
GAAP net income	$6.7	$11.8	(43.1)%	$6.6	$16.5	(60.1)%
Non-GAAP adjustments:
Add: Interest, net	5.0	3.8	31.6%	9.9	7.4	33.9%
Add: GAAP income tax provision	1.7	4.5	(61.2)%	2.4	5.2	(53.2)%
Add: Depreciation	3.1	3.6	(12.7)%	6.4	7.1	(11.0)%
Add: Amortization of intangibles from business combinations	9.4	10.4	(9.3)%	19.1	22.1	(13.4)%
Add: Amortization of software development costs(1)	8.1	10.4	(21.7)%	16.1	17.0	(5.6)%
Subtotal(2)	27.4	32.7	(16.0)%	53.9	58.9	(8.4)%
Non-GAAP EBITDA(2)	$34.2	$44.5	(23.2)%	$60.5	$75.3	(19.7)%
Non-GAAP EBITDA margin	14.9%			13.5%

Non-GAAP adjustments:
Add: Stock-based compensation expense	30.5	20.1	51.7%	60.6	33.7	79.6%
Add: Employee severance	0.5	4.3	(89.4)%	1.4	4.4	(66.9)%
Add: Acquisition-related integration costs	—	(0.1)	(100.0)%	(0.1)	(0.1)	(4.9)%
Add: Acquisition-related expenses	0.1	0.1	(24.7)%	0.1	0.2	(42.4)%
Add: Restructuring and other real estate activities	0.1	0.1	136.0%	—	0.1	(90.5)%
Add: Security Incident-related costs, net of insurance(3)	0.5	—	100.0%	0.5	—	100.0%
Subtotal(2)	31.7	24.5	29.4%	62.5	38.3	63.3%
Adjusted Non-GAAP EBITDA(2)	$65.8	$68.9	(4.5)%	$123.0	$113.6	8.3%
Adjusted Non-GAAP EBITDA margin	28.7%			27.4%

Rule of 40(4)	27.6%			25.9%
(1)Includes amortization expense related to software development costs and amortization expense from capitalized cloud computing implementation costs.
(2)The individual amounts for each year may not sum to subtotal, non-GAAP EBITDA or adjusted non-GAAP EBITDA due to rounding.
(3)Includes Security Incident-related costs incurred, net of probable insurance recoveries. See additional details in the reconciliation of GAAP to Non-GAAP operating income above.
(4)Measured by non-GAAP organic revenue growth plus non-GAAP adjusted EBITDA margin. See Non-GAAP organic revenue growth table above.
Non-GAAP free cash flow
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.

	Six months ended June 30,
(dollars in millions)	2021	2020	Change
GAAP net cash provided by operating activities	$99.9	$37.5	166.5%
Less: purchase of property and equipment	(6.1)	(5.9)	4.1%
Less: capitalized software development costs	(19.9)	(21.7)	(8.4)%
Non-GAAP free cash flow	$73.9	$9.9	645.1%

Second Quarter 2021 Form 10-Q	37

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
Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals including renewals associated with customers of acquired companies, delivery of professional services and occurrence of customer events, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of certain annual vendor contracts, our cash flow from operations has been lowest in our first quarter. Due to the timing of customer contract renewals and student enrollments, many of which take place at or near the beginning of our third quarter, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. Partially offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are base salary merit increases, which were replaced in 2020 with performance-based equity awards due to COVID-19, but returned in July 2021. In addition, deferred revenues can vary on a seasonal basis for the same reasons. Our cash flow from financing is negatively impacted in our first quarter when most of our equity awards vest, as we pay taxes on behalf of our employees related to the settlement or exercise of equity awards. During the second quarter of 2021, however, we experienced an increase in the amount taxes we paid on behalf of our employees related to the settlement of equity awards when compared to the same period in 2020, as the equity granted in May 2020 in lieu of cash bonus plans and base salary merit increases vested. These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, or as a result of acquisitions, new market opportunities, new solution introductions, the COVID-19 pandemic or other factors.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	June 30, 2021	December 31, 2020	Change
Cash and cash equivalents	$28.3	$35.8	(20.9)%
Property and equipment, net	104.9	105.2	(0.3)%
Software development costs, net	116.6	111.8	4.2%
Total carrying value of debt	544.9	531.0	2.6%
Working capital	(186.6)	(194.3)	4.0%
The following table presents selected financial information about our cash flows:

	Six months ended June 30,
(dollars in millions)	2021	2020	Change
Net cash provided by operating activities	$99.9	$37.5	166.5%
Net cash used in investing activities	(26.0)	(27.6)	(5.7)%
Net cash used in financing activities	(257.0)	(132.5)	93.9%

38	Second Quarter 2021 Form 10-Q

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
At June 30, 2021, our total cash and cash equivalents balance included approximately $14.4 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating Cash Flow
Net cash provided by operating activities increased by $62.4 million during the six months ended June 30, 2021, when compared to the same period in 2020, primarily due to a $54.6 million increase in cash flow from operations associated with working capital and an $7.9 million increase in net income adjusted for non-cash expenses. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for credit losses and sales returns; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. The increase in cash flow from operations associated with working capital during the six months ended June 30, 2021, when compared to the same period in 2020, was primarily due to:
•the payment of our 2019 cash bonus plans in 2020 and the replacement of our 2020 cash bonus plans with performance-based equity awards (which we expect will continue going forward);
•an increase in the collection of our accounts receivable balances, including early progress in initiatives to bring our pricing in line with the market; and
•fluctuations in the timing of vendor payments.
Investing Cash Flow
Net cash used in investing activities of $26.0 million decreased by $1.6 million during the six months ended June 30, 2021, when compared to the same period in 2020.
During the six months ended June 30, 2021, we used $19.9 million for software development costs, which was down $1.8 million from cash spent during the same period in 2020, primarily due to less costs qualifying for capitalization under the internal-use software accounting guidance. We increased engineering hiring beginning in the fourth quarter of 2020 and continue to invest in our innovative cloud solutions, as well as development activities for Blackbaud SKY, our modern cloud platform.
We also spent $6.1 million of cash for purchases of property and equipment during the six months ended June 30, 2021, which was in line with what we spent during the same period in 2020.
Financing Cash Flow
During the six months ended June 30, 2021, we had a net increase in borrowings of $14.8 million.
We paid $38.7 million to satisfy tax obligations of employees upon settlement of equity awards during the six months ended June 30, 2021 compared to $21.0 million during the same period in 2020. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. While most of

Second Quarter 2021 Form 10-Q	39

Blackbaud, Inc.
(Unaudited)

our equity awards currently vest in our first quarter, the equity awards that we granted in May 2020 to replace our 2020 cash bonus plans and base salary merit increases vested in May 2021. During the six months ended June 30, 2020, we paid dividends of $6.0 million and we did not pay dividends during the same period in 2021, as we discontinued the declaration and payment of all cash dividends, beginning with the second quarter of 2020.
Cash used in financing activities associated with changes in restricted cash due to customers increased $48.4 million during the six months ended June 30, 2021 when compared to the same period in 2020, as the amount of restricted cash held and payable by us to customers as of December 31, 2020 was larger than at the same date in 2019 primarily due to the timing of year-end donations.
Stock repurchase program
In November 2020, our Board of Directors reauthorized and expanded a stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. During the three and six months ended June 30, 2021, we purchased 405,047 and 870,868 shares for $30.0 million and $58.1 million, respectively. The remaining amount available to purchase stock under the stock repurchase program was $150.9 million as of June 30, 2021.
2020 Credit Facility
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At June 30, 2021, our available borrowing capacity under the 2020 Credit Facility was $409.6 million. The 2020 Credit Facility matures in October 2025.
At June 30, 2021, the carrying amount of our debt under the 2020 Credit Facility was $483.1 million. Our average daily borrowings during the three and six months ended June 30, 2021 were $495.6 million and $492.6 million, respectively.
The following is a summary of the financial covenants under the 2020 Credit Facility:

Financial covenant	Requirement	Ratio as of June 30, 2021
Net leverage ratio	≤ 4.00 to 1.00	1.78 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	15.87 to 1.00
Under the 2020 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2020 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2020 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At June 30, 2021, we were in compliance with our debt covenants under the 2020 Credit Facility.

40	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Commitments and Contingencies
As of June 30, 2021, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total(1)	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(2)	$547.3	$12.9	$23.4	$458.6	$52.4
Interest payments on debt(3)	1.3	1.2	0.2	—	—
Operating leases(4)	27.5	8.8	11.4	4.1	3.2

Unrecorded contractual obligations:
Interest payments on debt(5)	75.2	11.7	24.7	16.6	22.2
Purchase obligations(6)	45.0	28.9	16.0	—	—
Total contractual obligations	$696.4	$63.5	$75.7	$479.4	$77.8
(1)The individual amounts for each period may not sum to total due to rounding.
(2)Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2020 Credit Facility, our Real Estate Loans and our other debt at June 30, 2021 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2020 Credit Facility for the purposes of determining minimum commitment amounts.
(3)Represents interest payment obligations related to our interest rate swap agreements.
(4)Our commitments related to operating leases have not been reduced by sublease income, incentive payments and reimbursement of leasehold improvements.
(5)The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions described in (1) above.
(6)We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us.
The term loan under the 2020 Credit Facility and our other debt require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2020 Credit Facility in October 2025. The Real Estate Loans also require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038.
The total liability for uncertain tax positions as of June 30, 2021 and December 31, 2020, was $4.7 million and $4.6 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was $1.2 million and $1.1 million as of June 30, 2021 and December 31, 2020, respectively.
Security Incident
As discussed in Note 9 to our unaudited, condensed consolidated financial statements included in this report, we believe it is probable that total losses related to the Security Incident will ultimately exceed the limits of our insurance coverage. However, as we are currently unable to determine when that will be the case and the approximate amount or range of any such excess, we are unable to determine the effect the Security Incident will have on our results of operations, liquidity, or financial condition.

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements as previously defined by Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Second Quarter 2021 Form 10-Q	41

Blackbaud, Inc.
(Unaudited)

Foreign Currency Exchange Rates
Approximately 16% of our total revenue for the six months ended June 30, 2021 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a gain of $4.9 million as of June 30, 2021 and a gain of $0.6 million as of December 31, 2020.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the six months ended June 30, 2021, foreign translation resulted in increases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the six months ended June 30, 2021, the fluctuation in foreign currency exchange rates increased our total revenue and our income from operations by $6.3 million and $2.3 million, respectively. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2021 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes LIBOR rates. The Financial Conduct Authority in the U.K. has stated that it plans to phase out all tenors of LIBOR by June 2023. We do not currently anticipate a significant impact to our financial position or results of operations as a result of this action as we expect that our financial contracts currently indexed to LIBOR will either expire or be modified without significant financial impact before the phase out occurs. Due to the nature of our debt, the materiality of the fair values of the

42	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of June 30, 2021, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2020 and June 30, 2021.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended June 30, 2021 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Second Quarter 2021 Form 10-Q	43

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
To date, we have received approximately 260 specific requests for reimbursement of expenses ("Customer Reimbursement Requests") and approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident (none of which have as yet been filed in court) and are in the process of assessing what liability may exist pursuant to such claims. Of the Customer Reimbursement Requests received to date, approximately 160 have been fully resolved and closed. Customer claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. In addition, presently, we are a defendant in 29 putative consumer class action cases [27 in U.S. federal courts (some of which have been consolidated under multi district litigation to a single federal court) and 2 in Canadian courts] alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. To date, we also have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 47 state Attorneys General and the District of Columbia and separate Civil Investigative Demands from the offices of the Illinois Attorney General and the California Attorney General relating to the Security Incident. In addition, we have received communications, inquires and requests from the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the U.S. Securities and Exchange Commission, the Information Commissioner’s Office in the United Kingdom (the “ICO”) under the U.K. Data Protection Act 2018, the Office of the Australian Information Commissioner, the Office of the Privacy Commissioner of Canada and the Spanish Data Protection Agency. (See Note 9 to our unaudited, condensed consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters.)
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

44	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.
defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims, lawsuits, inquiries and investigations.
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. In the three and six months ended June 30, 2021, we recorded $11.7 million and $24.4 million, respectively, of expenses related to the Security Incident and offsetting probable insurance recoveries of $11.2 million and $23.9 million, respectively. As of June 30, 2021, we have recorded cumulative expenses related to the Security Incident of $34.2 million and cumulative probable insurance recoveries of $33.3 million. Although we carry insurance designed to protect us against certain losses related to cybersecurity events, we believe it is probable that insurance coverage will not be sufficient to cover all expenses or other losses (including fines) or all types of claims that may arise in connection with cyberattacks, security compromises and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all. (See Note 9 to our unaudited, condensed consolidated financial statements included in this report.)
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended June 30, 2021 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, April 1, 2021				$180,933
April 1, 2021 through April 30, 2021	377	$71.97	—	180,933
May 1, 2021 through May 31, 2021	284,869	71.04	—	180,933
June 1, 2021 through June 30, 2021	405,322	74.09	405,047	150,925
Total	690,568	$72.83	405,047	$150,925
(1)Includes 285,521 shares (377 in April, 284,869 in May and 275 in June) withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In November 2020, our Board of Directors reauthorized and expanded our stock repurchase program to authorize us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date.

Second Quarter 2021 Form 10-Q	45

Blackbaud, Inc.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.1	Amended and Restated Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan		DEF 14A	Appendix B	4/20/2021
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

46	Second Quarter 2021 Form 10-Q

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	August 6, 2021	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Second Quarter 2021 Form 10-Q	47