Form 10-Q
period 2021-09-30
BLACKBAUD INC
filed 2021-11-04
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of October 29, 2021 was 48,176,560.

Third Quarter 2021 Form 10-Q	1

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

2	Third Quarter 2021 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$27,591	$35,750
Restricted cash	216,122	609,219
Accounts receivable, net of allowance of $10,847 and $10,292 at September 30, 2021 and December 31, 2020, respectively	105,873	95,404
Customer funds receivable	6,076	321
Prepaid expenses and other current assets	102,319	78,366
Total current assets	457,981	819,060
Property and equipment, net	103,346	105,177
Operating lease right-of-use assets	19,652	22,671
Software development costs, net	118,860	111,827
Goodwill	635,912	635,854
Intangible assets, net	249,494	277,506
Other assets	69,699	72,639
Total assets	$1,654,944	$2,044,734
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$38,388	$27,836
Accrued expenses and other current liabilities	58,579	52,228
Due to customers	220,785	608,264
Debt, current portion	12,948	12,840
Deferred revenue, current portion	329,426	312,236
Total current liabilities	660,126	1,013,404
Debt, net of current portion	514,418	518,193
Deferred tax liability	56,144	54,086
Deferred revenue, net of current portion	4,528	4,678
Operating lease liabilities, net of current portion	13,470	17,357
Other liabilities	9,421	10,866
Total liabilities	1,258,107	1,618,584
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 62,353,643 and 60,904,638 shares issued at September 30, 2021 and December 31, 2020, respectively	62	61
Additional paid-in capital	634,406	544,963
Treasury stock, at cost; 14,039,117 and 12,054,268 shares at September 30, 2021 and December 31, 2020, respectively	(490,456)	(353,091)
Accumulated other comprehensive income (loss)	3,319	(2,497)
Retained earnings	249,506	236,714
Total stockholders’ equity	396,837	426,150
Total liabilities and stockholders’ equity	$1,654,944	$2,044,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2021 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020
Revenue
Recurring	$218,530	$200,102	$642,266	$621,229
One-time services and other	12,688	14,899	37,583	49,384
Total revenue	231,218	215,001	679,849	670,613
Cost of revenue
Cost of recurring	95,823	84,251	279,123	265,172
Cost of one-time services and other	11,858	14,434	40,013	43,317
Total cost of revenue	107,681	98,685	319,136	308,489
Gross profit	123,537	116,316	360,713	362,124
Operating expenses
Sales, marketing and customer success	44,703	48,460	138,948	159,149
Research and development	31,566	22,783	90,967	72,655
General and administrative	34,733	34,132	97,328	89,829
Amortization	558	749	1,674	2,219
Restructuring	131	105	263	179
Total operating expenses	111,691	106,229	329,180	324,031
Income from operations	11,846	10,087	31,533	38,093
Interest expense	(4,003)	(3,997)	(14,171)	(12,049)
Other income, net	862	542	339	2,242
Income before provision for income taxes	8,705	6,632	17,701	28,286
Income tax provision	2,517	1,756	4,946	6,948
Net income	$6,188	$4,876	$12,755	$21,338
Earnings per share
Basic	$0.13	$0.10	$0.27	$0.44
Diluted	$0.13	$0.10	$0.26	$0.44
Common shares and equivalents outstanding
Basic weighted average shares	47,542,746	48,271,139	47,554,746	48,182,799
Diluted weighted average shares	48,274,072	48,859,707	48,259,956	48,582,068
Other comprehensive (loss) income
Foreign currency translation adjustment	(3,234)	4,661	1,060	(1,954)
Unrealized gain (loss) on derivative instruments, net of tax	262	943	4,756	(1,628)
Total other comprehensive (loss) income	(2,972)	5,604	5,816	(3,582)
Comprehensive income	$3,216	$10,480	$18,571	$17,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Third Quarter 2021 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30,
(dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$12,755	$21,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,484	68,755
Provision for credit losses and sales returns	7,992	10,156
Stock-based compensation expense	89,480	54,556
Deferred taxes	400	1,879
Amortization of deferred financing costs and discount	1,234	569
Other non-cash adjustments	(527)	2,203
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(18,779)	(18,319)
Prepaid expenses and other assets	(14,169)	4,292
Trade accounts payable	10,728	(17,203)
Accrued expenses and other liabilities	2,790	(31,595)
Deferred revenue	17,400	12,534
Net cash provided by operating activities	169,788	109,165
Cash flows from investing activities
Purchase of property and equipment	(8,332)	(25,836)
Capitalized software development costs	(29,661)	(32,028)
Net cash used in investing activities	(37,993)	(57,864)
Cash flows from financing activities
Proceeds from issuance of debt	128,300	267,400
Payments on debt	(131,272)	(290,999)
Debt issuance costs	—	(593)
Employee taxes paid for withheld shares upon equity award settlement	(39,012)	(21,286)
Proceeds from exercise of stock options	—	4
Change in due to customers	(386,973)	(337,821)
Change in customer funds receivable	(5,838)	(4,495)
Purchase of treasury stock	(98,353)	—
Dividend payments to stockholders	—	(5,960)
Net cash used in financing activities	(533,148)	(393,750)
Effect of exchange rate on cash, cash equivalents and restricted cash	97	(623)
Net decrease in cash, cash equivalents and restricted cash	(401,256)	(343,072)
Cash, cash equivalents and restricted cash, beginning of period	644,969	577,295
Cash, cash equivalents and restricted cash, end of period	$243,713	$234,223
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$27,591	$35,750
Restricted cash	216,122	609,219
Total cash, cash equivalents and restricted cash in the statement of cash flows	$243,713	$644,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2021 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2020	60,904,638	$61	$544,963	$(353,091)	$(2,497)	$236,714	$426,150
Net loss	—	—	—	—	—	(164)	(164)
Purchase of 465,821 treasury shares under stock repurchase program	—	—	—	(28,066)	—	—	(28,066)
Vesting of restricted stock units	206,418	—	—	—	—	—	—
Employee taxes paid for 240,867 withheld shares upon equity award settlement	—	—	—	(18,426)	—	—	(18,426)
Stock-based compensation	—	—	29,995	—	—	10	30,005
Restricted stock grants	519,009	1	—	—	—	—	1
Restricted stock cancellations	(34,789)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	6,660	—	6,660
Balance at March 31, 2021	61,595,276	$62	$574,958	$(399,583)	$4,163	$236,560	$416,160
Net income	—	—	—	—	—	6,731	6,731
Purchase of 405,047 treasury shares under stock repurchase program	—	—	—	(30,008)	—	—	(30,008)
Vesting of restricted stock units	804,323	—	—	—	—	—	—
Employee taxes paid for 285,521 withheld shares upon equity award settlement	—	—	—	(20,286)	—	—	(20,286)
Stock-based compensation	—	—	30,528	—	—	21	30,549
Restricted stock grants	9,431	—	—	—	—	—	—
Restricted stock cancellations	(76,316)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2,128	—	2,128
Balance at June 30, 2021	62,332,714	$62	$605,486	$(449,877)	$6,291	$243,312	$405,274
Net income	—	—	—	—	—	6,188	6,188
Purchase of 583,280 treasury shares under stock repurchase program	—	—	—	(40,279)	—	—	(40,279)
Vesting of restricted stock units	908	—	—	—	—	—	—
Employee taxes paid for 4,313 withheld shares upon equity award settlement	—	—	—	(300)	—	—	(300)
Stock-based compensation	—	—	28,920	—	—	6	28,926
Restricted stock grants	54,132	—	—	—	—	—	—
Restricted stock cancellations	(34,111)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(2,972)	—	(2,972)
Balance at September 30, 2021	62,353,643	$62	$634,406	$(490,456)	$3,319	$249,506	$396,837

6	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2019	60,206,091	$60	$457,804	$(290,665)	$(5,290)	$234,855	$396,764
Net income	—	—	—	—	—	4,639	4,639
Payment of dividends ($0.12 per share)	—	—	—	—	—	(5,960)	(5,960)
Exercise of stock options and vesting of restricted stock units	210,057	—	1	—	—	—	1
Employee taxes paid for 245,358 withheld shares upon equity award settlement	—	—	—	(19,782)	—	—	(19,782)
Stock-based compensation	—	—	13,539	—	—	41	13,580
Restricted stock grants	563,947	1	—	—	—	—	1
Restricted stock cancellations	(47,456)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(8,850)	—	(8,850)
Balance at March 31, 2020	60,932,639	$61	$471,344	$(310,447)	$(14,140)	$233,575	$380,393
Net income	—	—	—	—	—	11,823	11,823
Exercise of stock options and vesting of restricted stock units	7,111	—	3	—	—	—	3
Employee taxes paid for 21,200 withheld shares upon equity award settlement	—	—	—	(1,214)	—	—	(1,214)
Stock-based compensation	—	—	20,103	—	—	30	20,133
Restricted stock grants	20,776	—	—	—	—	—	—
Restricted stock cancellations	(59,426)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(336)	—	(336)
Balance at June 30, 2020	60,901,100	$61	$491,450	$(311,661)	$(14,476)	$245,428	$410,802
Net income	—	—	—	—	—	4,876	4,876
Vesting of restricted stock units	906	—	—	—	—	—	—
Employee taxes paid for 4,574 withheld shares upon equity award settlement	—	—	—	(290)	—	—	(290)
Stock-based compensation	—	—	20,819	—	—	24	20,843
Restricted stock grants	48,783	—	—	—	—	—	—
Restricted stock cancellations	(46,864)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	5,604	—	5,604
Balance at September 30, 2020	60,903,925	$61	$512,269	$(311,951)	$(8,872)	$250,328	$441,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2021 Form 10-Q	7

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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, and other forms filed with the SEC from time to time.
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
As discussed in Note 13, beginning in the second quarter of 2021, we combined our General Markets Group ("GMG") and Enterprise Markets Group ("EMG") into a single U.S. Markets Group ("UMG") and moved our Corporations vertical under our International Markets Group ("IMG"). This change was made to better align our resources toward customer retention and growth which, are key objectives as we progress toward our long-term aspirational goals. The change did not impact our conclusions that we have one operating and reportable segment and one goodwill reporting unit.

8	Third Quarter 2021 Form 10-Q

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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets, income taxes, business combinations, stock-based compensation, capitalization of software development costs, our allowances for credit losses and sales returns, costs of obtaining contracts, valuation of derivative instruments, loss contingencies and insurance recoveries, among others. Changes in the facts or circumstances underlying these estimates, including due to COVID-19, could result in material changes and actual results could materially differ from these estimates.
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

3. Goodwill and Other Intangible Assets
The change in goodwill during the nine months ended September 30, 2021, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2020	$635,854
Effect of foreign currency translation	58
Balance at September 30, 2021	$635,912

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

Third Quarter 2021 Form 10-Q	9

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income	$6,188	$4,876	$12,755	$21,338
Denominator:
Weighted average common shares	47,542,746	48,271,139	47,554,746	48,182,799
Add effect of dilutive securities:
Stock-based awards	731,326	588,568	705,210	399,269
Weighted average common shares assuming dilution	48,274,072	48,859,707	48,259,956	48,582,068
Earnings per share:
Basic	$0.13	$0.10	$0.27	$0.44
Diluted	$0.13	$0.10	$0.26	$0.44

Anti-dilutive shares excluded from calculations of diluted earnings per share	904,100	915,226	1,034,091	1,036,445

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
Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of September 30, 2021
Financial assets:
Derivative instruments	$—	$2,283	$—	$2,283
Total financial assets	$—	$2,283	$—	$2,283

Fair value as of December 31, 2020
Financial liabilities:
Derivative instruments	$—	$4,159	$—	$4,159
Total financial liabilities	$—	$4,159	$—	$4,159

10	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our derivative instruments within the scope of Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, are required to be recorded at fair value. Our derivative instruments that are recorded at fair value include interest rate swaps. See Note 8 for additional information about our derivative instruments.
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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at September 30, 2021 and December 31, 2020, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at September 30, 2021 and December 31, 2020, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt under the 2020 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. Our fixed rate debt is also classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the nine months ended September 30, 2021. Additionally, we did not hold any Level 3 assets or liabilities during the nine months ended September 30, 2021.
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
There were no material non-recurring fair value adjustments to our long-lived assets, intangible assets, goodwill and operating lease ROU assets during the nine months ended September 30, 2021.

6. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	September 30, 2021	December 31, 2020
Restricted cash due to customers	$214,709	$607,943
Real estate escrow balances	1,413	1,276
Total restricted cash	$216,122	$609,219

Third Quarter 2021 Form 10-Q	11

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other assets

(dollars in thousands)	September 30, 2021	December 31, 2020
Costs of obtaining contracts(1)(2)	$78,656	$84,914
Prepaid software maintenance and subscriptions(3)	28,904	24,471
Receivables for probable insurance recoveries(4)(5)	25,936	6,288
Implementation costs for cloud computing arrangements, net(6)(7)	12,430	11,298
Unbilled accounts receivable	6,302	10,385
Prepaid insurance	3,331	1,426
Derivative instruments	2,283	—
Taxes, prepaid and receivable	1,473	1,891
Other assets	12,703	10,332
Total prepaid expenses and other assets	172,018	151,005
Less: Long-term portion	69,699	72,639
Prepaid expenses and other current assets	$102,319	$78,366
(1)Amortization expense from costs of obtaining contracts was $8.8 million and $26.9 million for the three and nine months ended September 30, 2021, respectively, and $9.4 million and $28.2 million for the three and nine months ended September 30, 2020, respectively.
(2)The current portion of costs of obtaining contracts as of September 30, 2021 and December 31, 2020 was $30.3 million and $31.9 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of September 30, 2021 and December 31, 2020 was $25.4 million and $19.8 million, respectively.
(4)All receivables for probable insurance recoveries are classified as current.
(5)See discussion of the Security Incident at Note 9.
(6)These costs primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.
(7)Amortization expense from capitalized cloud computing implementation costs was insignificant and $1.3 million for the three and nine months ended September 30, 2021, respectively, and insignificant for the three and nine months ended September 30, 2020. Accumulated amortization for these costs was $2.5 million as of September 30, 2021 and $1.1 million as of December 31, 2020.
Accrued expenses and other liabilities

(dollars in thousands)	September 30, 2021	December 31, 2020
Accrued legal costs(1)	$21,341	$4,808
Taxes payable(2)	14,430	19,577
Operating lease liabilities, current portion	7,160	9,359
Customer credit balances	6,539	5,874
Accrued commissions and salaries	4,084	5,010
Unrecognized tax benefit	3,656	3,351
Accrued health care costs	2,440	2,341
Accrued vacation costs	2,207	2,311
Derivative instruments	—	4,159
Other liabilities	6,143	6,304
Total accrued expenses and other liabilities	68,000	63,094
Less: Long-term portion	9,421	10,866
Accrued expenses and other current liabilities	$58,579	$52,228
(1)All accrued legal costs are classified as current. The increase in accrued legal costs from December 31, 2020 was primarily due to the Security Incident. See Note 9.
(2)We deferred payments of the employer's portion of Social Security taxes during 2020 under the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), half of which was due by the end of calendar year 2021 with the remainder due by the end of calendar year 2022.

12	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other income, net

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Interest income	$82	$767	$311	$1,399
Other income (expense), net	780	(225)	28	843
Other income, net	$862	$542	$339	$2,242

7. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Credit facility:
Revolving credit loans	$75,000	$69,625	2.23%	1.83%
Term loans	392,500	400,000	2.04%	3.12%
Real estate loans	59,779	60,626	5.22%	5.22%
Other debt	2,232	3,926	5.00%	5.00%
Total debt	529,511	534,177	2.44%	3.21%
Less: Unamortized discount and debt issuance costs	2,145	3,144
Less: Debt, current portion	12,948	12,840	2.47%	2.61%
Debt, net of current portion	$514,418	$518,193	2.44%	3.22%
2020 credit facility
In October 2020, we entered into a five-year $900.0 million senior credit facility (the "2020 Credit Facility"). At September 30, 2021, we were in compliance with our debt covenants under the 2020 Credit Facility.
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the Seller’s obligations under two senior secured notes with an aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). At September 30, 2021, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring annual payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.
The following table summarizes our currently effective financing agreements as of September 30, 2021:

(dollars in thousands)	Term in Months	Number of Annual Payments	First Annual Payment Due	Original Loan Value
Effective dates of agreements:
December 2019	51	4	January 2020	$2,150
January 2020	39	3	March 2020	3,470

Third Quarter 2021 Form 10-Q	13

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
The terms and notional values of our derivative instruments were as follows as of September 30, 2021:

(dollars in thousands)	Term of derivative instrument	Notional value
Derivative instruments designated as hedging instruments:
Interest rate swap	November 2020 - October 2024	$60,000
Interest rate swap	November 2020 - October 2024	60,000
Interest rate swap	June 2021 - October 2024	120,000
Interest rate swap	July 2021 - October 2024	120,000
Interest rate swap	July 2021 - October 2024	75,000
		$435,000
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability derivatives
(dollars in thousands)	Balance sheet location	September 30, 2021	December 31, 2020	Balance sheet location	September 30, 2021	December 31, 2020
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$—	$—	Accrued expenses and other current liabilities	$—	$2,698
Interest rate swaps, long-term portion	Other assets	2,283	—	Other liabilities	—	1,461
Total derivative instruments designated as hedging instruments		$2,283	$—		$—	$4,159
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	September 30, 2021		Three months ended September 30, 2021	Nine months ended September 30, 2021
Interest rate swaps	$2,283	Interest expense	$(505)	$(3,289)

	September 30, 2020		Three months ended September 30, 2020	Nine months ended September 30, 2020
Interest rate swaps	$(3,957)	Interest expense	$(1,276)	$(2,499)

14	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive loss as of September 30, 2021 that is expected to be reclassified into earnings within the next twelve months is $1.4 million. There were no ineffective portions of our interest rate swap derivatives during the nine months ended September 30, 2021 and 2020. See Note 12 for a summary of the changes in accumulated other comprehensive income (loss) by component.

9. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of September 30, 2021, we did not have any operating leases that had not yet commenced.
The components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Operating lease cost(1)	$2,344	$12,128	$7,557	$24,720
Variable lease cost	625	1,120	2,023	3,491
Sublease income	(313)	(732)	(1,139)	(2,585)
Net lease cost	$2,656	$12,516	$8,441	$25,626
(1)Includes short-term lease costs, which were immaterial.
See Note 14 for a discussion of the workforce strategy actions we took during October 2021.
Other commitments
The term loans under the 2020 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2020 Credit Facility in October 2025. The Real Estate Loans also require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2021, the remaining aggregate minimum purchase commitment under these arrangements was approximately $39.7 million through 2024.
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

Third Quarter 2021 Form 10-Q	15

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
As a result of the Security Incident, we are currently subject to certain legal proceedings, claims, inquiries and investigations, as discussed below, and could be the subject of additional legal proceedings, claims, inquires and investigations in the future that might result in adverse judgments, settlements, fines, penalties, or other resolution. To limit our exposure to losses related to claims against us, including data breaches such as the Security Incident, we maintain $50 million of insurance above a $250 thousand deductible payable by us. As noted below, this coverage has reduced our financial exposure related to the Security Incident, and we will continue to seek recoveries under these insurance policies. Based on our review of expenses incurred to date, and upon consideration of the number of matters outstanding (as described below), we believe that total costs related to the Security Incident will exceed the limits of our insurance coverage during the fourth quarter of 2021. However, we are currently unable to estimate the approximate amount or range of any such excess.
In the three and nine months ended September 30, 2021, we recorded $11.4 million and $35.9 million, respectively, of expenses related to the Security Incident and offsetting probable insurance recoveries of $10.6 million and $34.5 million, respectively. As of September 30, 2021, we have recorded cumulative expenses related to the Security Incident of $45.7 million and cumulative probable insurance recoveries of $43.9 million. Due to the time required to submit and process such insurance claims, we have not yet received all of the accrued insurance recoveries. Of the insurance recoveries recorded, $18.0 million had been paid as of September 30, 2021. Recorded expenses consisted primarily of payments for legal fees related to governmental inquiries and investigations and customer constituent class actions. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our condensed consolidated statements of comprehensive income and as operating activities on our condensed consolidated statements of cash flows. We expect to continue to experience significant expenses related to our response to the Security Incident, resolution of legal proceedings, claims, inquiries and investigations discussed below, and our efforts to further enhance our security measures, and those expenses may be material.
Based on our analysis of the factors described above, we have not recorded a liability related to the Security Incident as of September 30, 2021 because we are unable at this time to reasonably estimate the possible loss or range of loss.

16	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Customer claims. To date, we have received approximately 260 specific requests for reimbursement of expenses ("Customer Reimbursement Requests") and approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident (none of which have as yet been filed in court). Of the Customer Reimbursement Requests received to date, approximately 170 have been fully resolved and closed. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. Our review of customer and subrogation claims includes analyzing individual customer contracts into which we have entered, the specific claims made and applicable law.
Customer constituent class actions. Presently, we are a defendant in 19 putative consumer class action cases [17 in U.S. federal courts (which have been consolidated under multi district litigation to a single federal court) and 2 in Canadian courts] alleging harm from the Security Incident. The plaintiffs in these cases, who purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief.
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
Governmental inquiries and investigations. To date, we have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 48 state Attorneys General and the District of Columbia and separate Civil Investigative Demands from the offices of the Illinois Attorney General and the California Attorney General relating to the Security Incident. In addition, we have received communications, inquires and requests from the U.S. Federal Trade Commission, the SEC, the U.S. Department of Health and Human Services, the Information Commissioner’s Office in the United Kingdom under the U.K. Data Protection Act 2018 (the "ICO", the Office of the Australian Information Commissioner, the Office of the Privacy Commissioner of Canada, the Spanish Data Protection Authority, and the Data Protection Commission of Ireland).
On September 28, 2021, the ICO notified us that it has closed its investigation of the Security Incident. Based on its investigation and having considered our actions before, during and after the Security Incident, the ICO issued our European subsidiary a reprimand in accordance with Article 58(2)(b) of the U.K. General Data Protection Regulation ("U.K. GDPR") due to our non-compliance, in the ICO's view, with the requirements set out in Article 32 of the U.K. GDPR regarding the processing of personal data. The ICO did not impose a penalty related to the Security Incident, nor did it impose any requirements for further action by us.
On September 24, 2021, we received notice from the Spanish Data Protection Authority that it has concluded its investigation of the Security Incident, pursuant to which our European subsidiary paid a penalty of €60,000 in relation to the alleged late notification of two Spanish data controllers regarding the Security Incident.
On January 15, 2021, we were notified by the Data Protection Commission of Ireland that it has concluded its investigation of the Security Incident without taking any action against us.

Third Quarter 2021 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We continue to cooperate with all ongoing inquiries and investigations, which include various requests for documents, policies, narratives and communications, as well as requests to interview or depose various Company-related personnel. As noted above, each of these separate governmental inquiries and investigations could result in adverse judgements, settlements, fines, penalties, or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows, or financial condition.

10. Income Taxes
Our income tax provision and effective income tax rates, including the effects of period-specific events, were:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Income tax provision	$2,517	$1,756	$4,946	$6,948
Effective income tax rate	28.9%	26.5%	27.9%	24.6%
The increase in our effective income tax rate for the three months ended September 30, 2021, when compared to the same period in 2020, was primarily attributable to higher 2021 non-deductible stock-based compensation and reduced state tax credits. Furthermore, the 2020 effective tax rate was positively impacted by a favorable return to provision adjustment offset against tax expense attributable to a corporate income tax rate increase enacted during the period.
The increase in our effective income tax rate for the nine months ended September 30, 2021 when compared to the same period in 2020, was primarily attributable to the impact of non-deductible expenses against lower pre-tax income.

11. Stock-based Compensation
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the condensed consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Included in cost of revenue:
Cost of recurring	$2,997	$1,608	$8,900	$3,229
Cost of one-time services and other	1,266	2,080	5,958	3,894
Total included in cost of revenue	4,263	3,688	14,858	7,123
Included in operating expenses:
Sales, marketing and customer success	4,942	4,004	15,048	10,085
Research and development	6,110	4,098	19,725	11,245
General and administrative	13,611	9,053	39,849	26,103
Total included in operating expenses	24,663	17,155	74,622	47,433
Total stock-based compensation expense	$28,926	$20,843	$89,480	$54,556

18	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Stockholders' Equity
Stock repurchase program
In November 2020, our Board of Directors reauthorized and expanded a stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. Under the 2020 Credit Facility, we have restrictions on our ability to repurchase shares of our common stock, which are summarized on page 42 below.
We account for purchases of treasury stock under the cost method. During the three and nine months ended September 30, 2021, we purchased 583,280 and 1,454,148 shares for $40.3 million and $98.4 million, respectively. The remaining amount available to purchase stock under the stock repurchase program was $110.6 million as of September 30, 2021.
Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Accumulated other comprehensive income (loss), beginning of period	$6,291	$(14,476)	$(2,497)	$(5,290)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income (loss) balance, beginning of period	$1,393	$(3,894)	$(3,101)	$(1,323)
Other comprehensive income (loss) before reclassifications, net of tax effects of $38, $0, $(818) and $1,225	(109)	1	2,329	(3,472)
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	505	1,276	3,289	2,499
Tax benefit included in provision for income taxes	(134)	(334)	(862)	(655)
Total amounts reclassified from accumulated other comprehensive (loss) income	371	942	2,427	1,844
Net current-period other comprehensive income (loss)	262	943	4,756	(1,628)
Accumulated other comprehensive income (loss) balance, end of period	$1,655	$(2,951)	$1,655	$(2,951)
Foreign currency translation adjustment:
Accumulated other comprehensive income (loss) balance, beginning of period	$4,898	$(10,582)	$604	$(3,967)
Translation adjustments	(3,234)	4,661	1,060	(1,954)
Accumulated other comprehensive income (loss) balance, end of period	1,664	(5,921)	1,664	(5,921)
Accumulated other comprehensive income (loss), end of period	$3,319	$(8,872)	$3,319	$(8,872)

Third Quarter 2021 Form 10-Q	19

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of September 30, 2021, approximately $821 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 55% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
Our contract assets as of September 30, 2021 and December 31, 2020 were insignificant. Our opening and closing balances of deferred revenue were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Total deferred revenue	$333,954	$316,914
The increase in deferred revenue during the nine months ended September 30, 2021 was primarily due to a seasonal increase in customer contract renewals and, to a lesser extent, early progress in initiatives to bring our pricing in line with the market. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. The amount of revenue recognized during the nine months ended September 30, 2021 that was included in the deferred revenue balance at the beginning of the period was approximately $270 million. The amount of revenue recognized during the nine months ended September 30, 2021 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
United States	$191,580	$182,649	$563,916	$565,912
United Kingdom	25,351	18,309	72,142	63,668
Other countries	14,287	14,043	43,791	41,033
Total revenue	$231,218	$215,001	$679,849	$670,613
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
The UMG and the IMG comprised our go-to-market organizations as of September 30, 2021. The following is a description of each market group as of that date:
•The UMG focuses on sales primarily to all prospects and customers inside of the U.S.; and
•The IMG focuses on sales primarily to all prospects and customers outside of the U.S, as well as corporations.

20	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents our revenue by market group:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020(1)	2021	2020(1)
UMG	$180,570	$164,796	$533,473	$535,340
IMG	49,220	49,168	145,017	134,996
Other	1,428	1,037	1,359	277
Total revenue	$231,218	$215,001	$679,849	$670,613
(1)Due to the market group change discussed above, we have recast our revenue by market group for the three and nine months ended September 30, 2020 to present them on a consistent basis with the current year.
The following table presents our recurring revenue by type:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Contractual recurring	$150,581	$147,492	$448,552	$443,450
Transactional recurring	67,949	52,610	193,714	177,779
Total recurring revenue	$218,530	$200,102	$642,266	$621,229

14. Subsequent Events
Workforce strategy actions
In October 2021, we made the decision to permanently close our fixed office locations (with the exception of our global headquarters facility in Charleston, South Carolina), effective December 1, 2021. This change was intended to align our real estate footprint with our transition to a remote-first workforce. We may enter into arrangements for smaller more flexible workspaces where necessary. We currently expect to incur between $13.0 million and $14.0 million of pre-tax costs related to these actions during the fourth quarter of 2021. We expect that the costs associated with these actions will be largely noncash impairment charges, primarily for operating lease ROU assets in the office locations we have determined to exit.

Third Quarter 2021 Form 10-Q	21

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
COVID-19 Impact
The economic impact of COVID-19 on the social good industry remains somewhat uncertain, although we are seeing signs of recovery in the industry. We believe the COVID-19 pandemic has accelerated the shift to a digital-first world. The percentage of giving done online grew by approximately 40% in 2020 with roughly a quarter of that giving taking place on mobile device. If our existing and prospective customers remain cautious in their purchase decisions, our operating environment may continue to be challenging for the remainder of 2021 and potentially beyond. Notwithstanding these conditions, we remain focused on continuing to execute our four-point strategy and strengthening our leadership position.
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

22	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)
2.Lead with World Class Teams and Operations
This strategy expands upon our previous strategies to drive sales effectiveness and improve operating efficiency to include improving overall company performance as measured by the Rule of 40 (see discussion of Non-GAAP Financial Measures below). We have a strong executive team that is delivering on our mission and executing on our strategy. We have talent across our company, at every level, who are aligned with these goals as well. In support of this strategy, during the second quarter of 2021, we merged our EMG and GMG to create one U.S. Market Group to better align our resources toward customer retention and growth. For more information, see Note 13 to our condensed consolidated financial statements in this report.
3.Delight Customers with Innovative Cloud Solutions
2020 required unprecedented speed and scale to support our customers, and we were quick to reprioritize and expedite product enhancements to support our customers' changing needs as they needed to operate more digitally. We have carried that momentum into 2021. For example, we recently released an entirely new experience for Blackbaud Grantmaking which provides the relevant capabilities to users from their Blackbaud fundraising, fund management, and grant making solutions all in one interface. It also delivers purpose-built automation capabilities and maximizes the value of relationships by giving our customers a holistic view of the relationships driving their grant making - highlighting connections between grantees, and the relationships between individuals and the organizations they are funding. Another example is a recent release within Financial Edge NXT where we're transforming the entire accounts receivable experience. This provides a modern experience and new streamlined workflows and controls in areas such as invoice creation, billing and receiving payments, as well as holistic relationship management across vendors, customers, and sponsors.
4.Focus on Employees, Culture and ESG Initiatives
During the first quarter of 2021, we elevated a specific strategy focused on employees, culture and ESG initiatives. This is not new for us. It is something that is in our DNA and is a big advantage as we look to attract and retain top talent. This is evident in our 2020 social responsibility report, which was released in April 2021. We are fully committed to continuing to create a diverse and inclusive environment at all levels of the organization. Early in 2021, we established an ESG Steering Committee with our CEO as the executive sponsor, and our Board of Directors are also involved in this initiative. Building on our culture of innovation, we launched a new ideation initiative called "Imagine Week," inviting employees across the globe to pitch their ideas directly to the executive leadership team. Employees at every level and length of tenure in the company made proposals ranging from fundraising to customer service improvements. These ideas are making their way into our go-forward plans. In addition, we recently decided, effective December 1, 2021, to permanently close our fixed office locations (with the exception of our global headquarters facility in Charleston, South Carolina) to align our real estate footprint with our transition to a remote-first workforce. We may enter into arrangements for smaller more flexible workspaces where necessary.

Third Quarter 2021 Form 10-Q	23

Blackbaud, Inc.
(Unaudited)
Financial Summary

Total revenue ($M)	Income from operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $16.2 million and $9.2 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, driven largely by the following:

+
Growth in recurring revenue related to increases in transactional revenue from the continued shift toward virtual fundraising and online charitable giving and, to a lesser extent, early progress in initiatives to bring our pricing in line with the market; also included in the increases in total revenue are increases related to fluctuations in foreign currency exchange rates of $1.9 million and $7.8 million, respectively

-	Decreases in one-time consulting revenue due primarily to less implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services.
-	Decreases in one-time analytics revenue as analytics are generally integrated in our cloud solutions
For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 44.

24	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Income from operations increased by $1.8 million during the three months ended September 30, 2021, when compared to the same period in 2020, driven largely by the following:

+	Increase in total revenue, as described above
+	Decrease in restructuring and other real estate costs of $7.4 million due to our workforce strategy changes made in the third quarter of 2020
+
Decrease in rent expense of $2.3 million related to the purchase of our global headquarters facility during the third quarter of 2020 and our exit of certain other office leases globally during the second half of 2020 in-line with the changes to our workforce strategy at that time

-
Increase in stock-based compensation expense of $8.1 million primarily due to:
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
•Increases in the grant date fair values of our annual equity awards granted to employees; and
•Overall year-to-date Company performance against 2021 goals.

-	Increase in transaction-based costs of $5.5 million related to payment services integrated in our cloud solutions
-	Increase in third-party contractor costs of $4.1 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and invest in security
-
Increase in compensation costs other than stock-based compensation of $3.9 million primarily due to base salary merit increases in July 2021 and the return of our 401(k)-match program effective January 1, 2021

-	Increase in marketing costs of $1.3 million primarily due to incremental spending on advertising campaigns and, to a lesser extent, investments in digital marketing

Third Quarter 2021 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)
Income from operations decreased by $6.6 million during the nine months ended September 30, 2021, when compared to the same period in 2020, driven largely by the following:

-
Increase in stock-based compensation expense of $34.9 million, respectively, due to:
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
•Increases in the grant date fair values of our annual equity awards granted to employees; and
•Overall Company performance against 2020 and year-to-date Company performance against 2021 goals.

-	Increase in transaction-based costs of $7.1 million related to payment services integrated in our cloud solutions
-	Increase in marketing costs of $2.7 million primarily due to investments in digital marketing and, to a lesser extent, incremental spending on advertising campaigns
-
Increases in third-party contractor and hosting costs of $2.5 million and $2.1 million, respectively, as we continue to migrate our cloud infrastructure to leading public cloud service providers and invest in security

-	Increase in corporate costs of $1.8 million primarily related to increases in third-party consulting fees and insurance costs, partially offset by a decrease in bad debt expense
+	Increase in total revenue, as described above
+
Decrease in compensation costs other than stock-based compensation of $9.2 million primarily due to a decrease in headcount, partially offset by base salary merit increases in July 2021 and the return of our 401(k)-match program effective January 1, 2021

+
Decrease in rent expense of $7.7 million related to the purchase of our global headquarters facility during the third quarter of 2020 and our exit of certain other office leases globally during the second half of 2020 in-line with the changes to our workforce strategy at that time

+	Decrease in real estate activity costs of $7.4 million due to our workforce strategy changes made in the third quarter of 2020
+	Decrease in amortization of intangible assets from business combinations of $3.8 million
+	Decrease in travel costs of $3.5 million due to our restriction on non-essential employee travel in response to the COVID-19 pandemic
+	Decrease in employee severance of $3.1 million, related to a modest and targeted headcount reduction during the three months ended June 30, 2020, in response to the COVID-19 pandemic
We are continuing to make critical investments in the business in areas such as digital marketing, engineering, security, customer success and our continued shift of cloud infrastructure to leading public cloud service providers. While we are making good progress, some of these investments are likely to push into early 2022, particularly in areas where we are increasing headcount.

26	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Customer retention

Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides a better representation of our customers' overall behavior. For the twelve months ended September 30, 2021, approximately 93% of our customers with recurring revenue contracts were retained. This customer retention rate is materially unchanged from our rate for the full year ended December 31, 2020.
Balance sheet and cash flow
At September 30, 2021, our cash and cash equivalents were $27.6 million and the carrying amount of our debt under the 2020 Credit Facility was $465.9 million. Our net leverage ratio was 1.70 to 1.00.
During the nine months ended September 30, 2021, we generated $169.8 million in cash from operations, had a net decrease in borrowings of $3.0 million, returned $98.4 million to stockholders by way of share repurchases and had aggregate cash outlays of $38.0 million for purchases of property and equipment and capitalized software development costs.
Security Incident update
As discussed in Note 9 to our unaudited, condensed consolidated financial statements included in this report, we believe that total costs related to the Security Incident will exceed the limits of our insurance coverage during the fourth quarter of 2021. Accordingly, we expect that the Security Incident could negatively impact our GAAP profitability and cash flow during the fourth quarter of 2021 and will negatively impact our GAAP profitability and cash flow for the foreseeable future. As we are currently unable to estimate the approximate amount or range of any such excess, we are unable to determine the effect the Security Incident will have on our results of operations, cash flows, or financial condition.
Recent development - workforce strategy actions
In October 2021, we made the decision to permanently close our fixed office locations (with the exception of our global headquarters facility in Charleston, South Carolina), effective December 1, 2021. This change was intended to align our real estate footprint with our transition to a remote-first workforce. We may enter into arrangements for smaller more flexible workspaces where necessary. We currently expect to incur between $13.0 million and $14.0 million of pre-tax costs related to these actions during the fourth quarter of 2021. We expect that the costs associated with these actions will be largely noncash impairment charges, primarily for operating lease ROU assets in the office locations we have determined to exit. These actions are expected to result in future annual before-tax expense savings of between approximately $3.0 million and $5.0 million beginning in 2022.

Third Quarter 2021 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)

Results of Operations
Comparison of the three and nine months ended September 30, 2021 and 2020
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

28	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Recurring revenue increased by $18.4 million, or 9.2%, and $21.0 million, or 3.4%, during the three and nine months ended September 30, 2021, when compared to the same periods in 2020, driven primarily by the following:

+
Increases in transactional revenue of $15.3 million and $15.9 million, respectively, primarily due to the continued shift toward virtual fundraising and online charitable giving; also included in the increases in transactional revenue are increases related to fluctuations in foreign currency exchange rates of $1.2 million and $4.2 million, respectively

+
Increases in contractual recurring revenue of $3.1 million and $5.1 million, respectively, related to the performance of our cloud solutions, partially offset by a decrease in maintenance revenue as customers migrate to our cloud solutions; also included in the increases in contractual recurring revenue are increases related to fluctuations in foreign currency exchange rates of $0.7 million and $3.6 million, respectively

For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 44.
Cost of recurring revenue increased by $11.6 million, or 13.7%, and $14.0 million, or 5.3%, during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, driven primarily by the following:

+	Increases in transaction-based costs of $5.5 million and $7.2 million, respectively, related to payment services integrated in our cloud solutions
+
Increases in compensation costs of $3.4 million and $7.6 million, respectively, primarily related to stock-based compensation due to the factors discussed above on page 26 and a shift in resources historically supporting one-time services and other towards recurring revenue

+
Increases in third-party contractor and hosting costs of $3.2 million and $4.7 million, respectively, as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security

-	Decrease in amortization of intangible assets from business combinations of $2.0 million during the nine months ended September 30, 2021
-	Decrease in amortization of software development costs of $1.7 million, during the nine months ended September 30, 2021 due to an impairment charge in Q2 2020 which did not recur in 2021
-	Decrease in rent expense of $0.8 million, during the nine months ended September 30, 2021, largely due to a decrease in leased hardware, including servers, network gear and storage
Recurring gross margin decreased by 1.7% and 0.8% for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily due to the increases in cost of recurring revenue outpacing the increases in recurring revenue.

Third Quarter 2021 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
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
One-time services and other revenue decreased by $2.2 million, or 14.8%, and $11.8 million, or 23.9%, during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, driven primarily by the following:

-
Decreases in one-time consulting revenue of $1.4 million and $8.5 million, respectively, due primarily to less implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services.

-	Decreases in one-time analytics revenue of $1.2 million and $3.0 million, respectively, as analytics are generally integrated in our cloud solutions
Cost of one-time services and other decreased by $2.6 million, or 17.8%, during the three months ended September 30, 2021, when compared to the same period in 2020, driven primarily by the following:

-	Decrease in amortization of intangible assets from business combinations of $1.1 million
-	Decrease in compensation costs of $1.0 million largely due to a decrease in headcount, as well as a shift in resources historically supporting one-time services and other towards recurring revenue

30	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Cost of one-time services and other decreased by $3.3 million, or 7.6%, during the nine months ended September 30, 2021, when compared to the same period in 2020, driven primarily by the following:

-	Decrease in amortization intangible assets from business combinations of $1.3 million
-	Decrease in third-party contractor costs of $1.2 million, primarily due to a decrease in partners delivering services
-
Decrease in compensation costs other than stock-based compensation of $0.7 million largely due to a decrease in headcount, as well as a shift in resources historically supporting one-time services and other towards recurring revenue

-	Decrease in allocated costs of $1.4 million primarily related to a decrease in rent expense, as discussed below in General and Administrative
+	Increase in stock-based compensation costs of $2.1 million due to the factors discussed above on page 23
One-time services and other gross margin increased by 3.4% during the three months ended September 30, 2021, when compared to the same period in 2020, primarily due to the decrease in cost of one-time services and other outpacing the decrease in one-time services and other revenue.
One-time services and other gross margin decreased by 18.8% during the nine months ended September 30, 2021, when compared to the same period in 2020, primarily due to the significant reductions in one-time consulting and analytics revenue discussed above.
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

Third Quarter 2021 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)
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
Sales, marketing and customer success expense decreased by $3.8 million, or 7.8%, and $20.2 million, or 12.7%, during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily driven by the following:

-
Decreases in compensation costs other than stock-based compensation of $3.9 million and $17.9 million, respectively, primarily due to the targeted reduction in sales headcount during the second quarter of 2020, discussed above

-
Decreases in allocated costs of $1.5 million and $5.8 million, respectively, primarily related to a decrease in rent expense and the impact of the targeted reduction in sales headcount during the second quarter of 2020, as discussed above

-
Decrease in travel costs of $2.0 million, during the nine months ended September 30, 2021, due to our restriction on non-essential employee travel in response to the COVID-19 pandemic, which went into effect during March 2020

-
Decrease in commissions expense of $1.4 million, during the nine months ended September 30, 2021, related to a decrease in overall commissionable bookings during 2020 due to the COVID-19 pandemic and a decrease in commissionable one-time services and other bookings during 2021

+	Increases in advertising costs of $1.3 million and $2.7 million, respectively, primarily due to incremental spending on advertising campaigns and investments in digital marketing
+	Increases in stock-based compensation costs of $0.9 million and $5.0 million, respectively, due to the factors discussed beginning on page 25
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
Research and development expenses increased by $8.8 million or 38.6%, and $18.3 million or 25.2%, during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily driven by the following:

+	Increases in compensation costs of $6.1 million and $14.2 million, respectively, primarily related to stock-based compensation due to the factors discussed above on page 26
+
Increases in third-party contractor costs of $1.6 million and $2.1 million, respectively, as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security

+	Decrease in software development costs of $2.5 million, during the nine months ended September 30, 2021, that were required to be capitalized under the internal-use software guidance
Not included in research and development expense for the three months ended September 30, 2021 and 2020 were $9.7 million and $10.2 million, respectively, and for the nine months ended September 30, 2021 and 2020 were $29.2 million and $31.6 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized software development costs associated with our cloud solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated

32	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)
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
General and administrative expense increased by $0.6 million, or 1.8%, and $7.5 million, or 8.3%, during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily driven by the following:

+	Increases in stock-based compensation costs of $4.6 million and $13.7 million, respectively, due to the factors discussed above on page 25
+
Increases in compensation expense, excluding stock-based compensation costs, of $1.9 million and $1.8 million, respectively, due to base salary merit increases on July 2021, as well as an increase in headcount

+
Increases in corporate costs of $1.6 million and $2.0 million, respectively, primarily related to increases in third-party consulting fees and insurance costs, partially offset by decreases in bad debt expense

-	Decreases in real estate activity costs of $6.6 million and $7.4 million, respectively, due to our workforce strategy changes made in the third quarter of 2020
-
Decreases in rent expense, net of allocated costs, of $1.0 million and $1.9 million, respectively, primarily related to the purchase of our global headquarters facility during the third quarter of 2020 and our exit of certain other office leases globally during the second half of 2020 in-line with changes to our workforce strategy at that time

-	Decrease in third-party contractor costs of $1.1 million during the nine months ended September 30, 2021
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

Interest expense in dollars and as a percentage of total revenue during the three months ended September 30, 2021 was relatively in line with the same period in 2020.
The increase in interest expense in dollars and as a percentage of total revenue during the nine months ended September 30, 2021, when compared to the same periods in 2020, was primarily due to the Real Estate Loans assumed for the purchase of our global headquarters facility in August 2020 and the deferred financing costs and debt discount associated with the 2020 Credit Facility, which was entered into in October 2020.

Third Quarter 2021 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	September 30, 2021	December 31, 2020	Change
Recurring	Over the period billed in advance, generally one year	$314.5	$303.8	3.5%
One-time services and other	As services are delivered	19.5	13.1	49.0%
Total deferred revenue(1)		334.0	316.9	5.4%
Less: Long-term portion		4.5	4.7	(3.2)%
Current portion(1)		$329.4	$312.2	5.5%
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
Deferred revenue from recurring revenue contracts increased during the nine months ended September 30, 2021, primarily due a seasonal increase in customer contract renewals and, to a lesser extent, early progress in initiatives to bring our pricing in line with the market. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Deferred revenue from one-time services and other increased during the nine months ended September 30, 2021, primarily due to a seasonal increase in one-time service billings during the second and third quarters.
Income Taxes

Income tax provision ($M)
Percentages indicate effective income tax rates

The increase in our effective income tax rate for the three months ended September 30, 2021, when compared to the same period in 2020, was primarily attributable to higher 2021 non-deductible stock-based compensation and reduced state tax credits. Furthermore, the 2020 effective tax rate was positively impacted by a favorable return to provision adjustment offset against tax expense attributable to a corporate income tax rate increase enacted during the period.
The increase in our effective income tax rate for the nine months ended September 30, 2021 when compared to the same period in 2020, was primarily attributable to the impact of non-deductible expenses against lower pre-tax income.

34	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)
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

Third Quarter 2021 Form 10-Q	35

Blackbaud, Inc.
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions, except per share amounts)	2021	2020	Change	2021	2020	Change
GAAP Revenue	$231.2	$215.0	7.5%	$679.8	$670.6	1.4%

GAAP gross profit	$123.5	$116.3	6.2%	$360.7	$362.1	(0.4)%
GAAP gross margin	53.4%	54.1%		53.1%	54.0%
Non-GAAP adjustments:
Add: Stock-based compensation expense	4.3	3.7	15.6%	14.9	7.1	108.6%
Add: Amortization of intangibles from business combinations	8.6	9.2	(6.8)%	26.6	29.8	(10.8)%
Add: Employee severance	—	—	100.0%	—	0.8	(96.4)%
Subtotal(1)	12.9	12.9	(0.3)%	41.5	37.8	9.8%
Non-GAAP gross profit(1)	$136.4	$129.2	5.6%	$402.2	$399.9	0.6%
Non-GAAP gross margin	59.0%	60.1%		59.2%	59.6%

GAAP income from operations	$11.8	$10.1	17.4%	$31.5	$38.1	(17.2)%
GAAP operating margin	5.1%	4.7%		4.6%	5.7%
Non-GAAP adjustments:
Add: Stock-based compensation expense	28.9	20.8	38.8%	89.5	54.6	64.0%
Add: Amortization of intangibles from business combinations	9.2	10.0	(8.2)%	28.3	32.1	(11.8)%
Add: Employee severance	0.1	0.2	(70.7)%	1.5	4.6	(67.1)%
Add: Acquisition-related integration costs	—	—	13.3%	(0.1)	(0.1)	(2.5)%
Add: Acquisition-related expenses	0.1	0.1	4.7%	0.2	0.3	(31.9)%
Add: Restructuring and other real estate activities	(0.4)	6.9	(106.0)%	(0.4)	7.0	(105.9)%
Add: Security Incident-related costs, net of insurance(2)	0.9	—	100.0%	1.3	—	100.0%
Subtotal(1)	38.6	38.0	1.6%	120.3	98.4	22.2%
Non-GAAP income from operations(1)	$50.5	$48.1	4.9%	$151.8	$136.5	11.2%
Non-GAAP operating margin	21.8%	22.4%		22.3%	20.4%

GAAP income before provision for income taxes	$8.7	$6.6	31.3%	$17.7	$28.3	(37.4)%
GAAP net income	$6.2	$4.9	26.9%	$12.8	$21.3	(40.2)%
Shares used in computing GAAP diluted earnings per share	48,274,072	48,859,707	(1.2)%	48,259,956	48,582,068	(0.7)%
GAAP diluted earnings per share	$0.13	$0.10	30.0%	$0.26	$0.44	(40.9)%
Non-GAAP adjustments:
Add: GAAP income tax provision	2.5	1.8	43.3%	4.9	6.9	(28.8)%
Add: Total non-GAAP adjustments affecting income from operations	38.6	38.0	1.6%	120.3	98.4	22.2%
Non-GAAP income before provision for income taxes	47.3	44.7	6.0%	138.0	126.7	8.9%
Assumed non-GAAP income tax provision(3)	9.5	8.9	6.0%	27.6	25.3	8.9%
Non-GAAP net income(1)	$37.9	$35.7	6.0%	$110.4	$101.3	8.9%

Shares used in computing non-GAAP diluted earnings per share	48,274,072	48,859,707	(1.2)%	48,259,956	48,582,068	(0.7)%
Non-GAAP diluted earnings per share	$0.78	$0.73	6.8%	$2.29	$2.09	9.6%
(1)The individual amounts for each year may not sum to non-GAAP gross profit, subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.
(2)Includes Security Incident-related costs incurred during the three and nine months ended September 30, 2021 of $11.4 million and $35.9 million, respectively, net of probable insurance recoveries during the same periods of $10.6 million and $34.5 million, respectively. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims. Not included in this adjustment were costs associated with enhancements to our cybersecurity program.
(3)We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.

36	Third Quarter 2021 Form 10-Q

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

(dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
GAAP revenue	$231.2	$215.0	$679.8	$670.6
GAAP revenue growth	7.5%		1.4%
Add: Non-GAAP acquisition-related revenue(1)	—	—	—	—
Non-GAAP organic revenue(2)	$231.2	$215.0	$679.8	$670.6
Non-GAAP organic revenue growth	7.5%		1.4%

Non-GAAP organic revenue(2)	$231.2	$215.0	$679.8	$670.6
Foreign currency impact on Non-GAAP organic revenue(3)	(2.0)	—	(8.4)	—
Non-GAAP organic revenue on constant currency basis(3)	$229.2	$215.0	$671.5	$670.6
Non-GAAP organic revenue growth on constant currency basis	6.6%		0.1%

GAAP recurring revenue	$218.5	$200.1	$642.3	$621.2
GAAP recurring revenue growth	9.2%		3.4%
Add: Non-GAAP acquisition-related revenue(1)	—	—	—	—
Non-GAAP organic recurring revenue	$218.5	$200.1	$642.3	$621.2
Non-GAAP organic recurring revenue growth	9.2%		3.4%
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

Third Quarter 2021 Form 10-Q	37

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
GAAP net income	$6.2	$4.9	26.9%	$12.8	$21.3	(40.2)%
Non-GAAP adjustments:
Add: Interest, net	3.9	3.2	21.4%	13.9	10.7	30.1%
Add: GAAP income tax provision	2.5	1.8	43.3%	4.9	6.9	(28.8)%
Add: Depreciation	3.1	3.7	(15.8)%	9.5	10.9	(12.6)%
Add: Amortization of intangibles from business combinations	9.2	10.0	(8.2)%	28.3	32.1	(11.8)%
Add: Amortization of software development costs(1)	8.0	7.8	2.5%	24.1	24.8	(3.1)%
Subtotal(2)	26.7	26.5	0.9%	80.6	85.3	(5.5)%
Non-GAAP EBITDA(2)	$32.9	$31.3	5.0%	$93.4	$106.7	(12.5)%
Non-GAAP EBITDA margin	14.2%			13.7%

Non-GAAP adjustments:
Add: Stock-based compensation expense	28.9	20.8	38.8%	89.5	54.6	64.0%
Add: Employee severance	0.1	0.2	(70.7)%	1.5	4.6	(67.1)%
Add: Acquisition-related integration costs	—	—	13.3%	(0.1)	(0.1)	(2.5)%
Add: Acquisition-related expenses	0.1	0.1	4.7%	0.2	0.3	(31.9)%
Add: Restructuring and other real estate activities	(0.4)	6.9	(106.0)%	(0.4)	7.0	(105.9)%
Add: Security Incident-related costs, net of insurance(3)	0.9	—	100.0%	1.3	—	100.0%
Subtotal(2)	29.5	28.1	5.0%	92.0	66.3	38.7%
Non-GAAP Adjusted EBITDA(2)	$62.4	$59.4	5.0%	$185.4	$173.0	7.1%
Non-GAAP Adjusted EBITDA margin	27.0%			27.3%

Rule of 40(4)	34.5%			28.7%
(1)Includes amortization expense related to software development costs and amortization expense from capitalized cloud computing implementation costs.
(2)The individual amounts for each year may not sum to subtotal, non-GAAP EBITDA or non-GAAP adjusted EBITDA due to rounding.
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

	Nine months ended September 30,
(dollars in millions)	2021	2020	Change
GAAP net cash provided by operating activities	$169.8	$109.2	55.5%
Less: purchase of property and equipment	(8.3)	(25.8)	(67.8)%
Less: capitalized software development costs	(29.7)	(32.0)	(7.4)%
Non-GAAP free cash flow	$131.8	$51.3	156.9%

38	Third Quarter 2021 Form 10-Q

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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	September 30, 2021	December 31, 2020	Change
Cash and cash equivalents	$27.6	$35.8	(22.8)%
Property and equipment, net	103.3	105.2	(1.7)%
Software development costs, net	118.9	111.8	6.3%
Total carrying value of debt	527.4	531.0	(0.7)%
Working capital	(202.1)	(194.3)	(4.0)%
The following table presents selected financial information about our cash flows:

	Nine months ended September 30,
(dollars in millions)	2021	2020	Change
Net cash provided by operating activities	$169.8	$109.2	55.5%
Net cash used in investing activities	(38.0)	(57.9)	(34.3)%
Net cash used in financing activities	(533.1)	(393.8)	35.4%

Third Quarter 2021 Form 10-Q	39

Blackbaud, Inc.
(Unaudited)
Our principal sources of liquidity are our operating cash flow, funds available under the 2020 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements, market acceptance of our solutions and services and our customers' ability to pay. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. To the extent we undertake future material acquisitions or, investments or incur unusually high capital or operating expenditures, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure including through potential debt or equity issuances.
At September 30, 2021, our total cash and cash equivalents balance included approximately $15.4 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating Cash Flow
Net cash provided by operating activities increased by $60.6 million during the nine months ended September 30, 2021, when compared to the same period in 2020, primarily due to a $48.3 million increase in cash flow from operations associated with working capital and an $12.4 million increase in net income adjusted for non-cash expenses. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for credit losses and sales returns; and (ii) changes in our working capital.
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue. The increase in cash flow from operations associated with working capital during the nine months ended September 30, 2021, when compared to the same period in 2020, was primarily due to:
•fluctuations in the timing of vendor payments; and
•the payment of our 2019 cash bonus plans in 2020 and the replacement of our 2020 cash bonus plans with performance-based equity awards (which we expect will continue going forward).
Security Incident update
As discussed in Note 9 to our unaudited, condensed consolidated financial statements included in this report, we believe that total costs related to the Security Incident will exceed the limits of our insurance coverage during the fourth quarter of 2021. Accordingly, we expect that the Security Incident could negatively impact our GAAP profitability and cash flow during the fourth quarter of 2021 and will negatively impact our GAAP profitability and cash flow for the foreseeable future. As we are currently unable to estimate the approximate amount or range of any such excess, we are unable to determine the effect the Security Incident will have on our results of operations, cash flows, or financial condition.
Investing Cash Flow
Net cash used in investing activities of $38.0 million decreased by $19.9 million during the nine months ended September 30, 2021, when compared to the same period in 2020.
During the nine months ended September 30, 2021, we used $29.7 million for software development costs, which was down $2.4 million from cash spent during the same period in 2020, primarily due to less costs qualifying for capitalization under the internal-use software accounting guidance. We increased engineering hiring beginning in the fourth quarter of 2020 and continue to invest in our innovative cloud solutions, as well as development activities for Blackbaud SKY, our modern cloud platform.
We also spent $8.3 million of cash for purchases of property and equipment during the nine months ended September 30, 2021, which was an decrease of $17.5 million when compared to the same period in 2020. The additional cash expended during the nine months ended 2020 was primarily used to purchase our global headquarters facility.

40	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Financing Cash Flow
During the nine months ended September 30, 2021, we had a net decrease in borrowings of $3.0 million.
We paid $39.0 million to satisfy tax obligations of employees upon settlement of equity awards during the nine months ended September 30, 2021 compared to $21.3 million during the same period in 2020. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter. During the nine months ended September 30, 2020, we paid dividends of $6.0 million and we did not pay dividends during the same period in 2021, as we discontinued the declaration and payment of all cash dividends, beginning with the second quarter of 2020.
Cash used in financing activities associated with changes in restricted cash due to customers increased $49.2 million during the nine months ended September 30, 2021 when compared to the same period in 2020, as the amount of restricted cash held and payable by us to customers as of December 31, 2020 was larger than at the same date in 2019 primarily due to the timing of year-end donations.
Stock repurchase program
In November 2020, our Board of Directors reauthorized and expanded a stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. During the three and nine months ended September 30, 2021, we purchased 583,280 and 1,454,148 shares for $40.3 million and $98.4 million, respectively. The remaining amount available to purchase stock under the stock repurchase program was $110.6 million as of September 30, 2021.
2020 Credit Facility
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At September 30, 2021, our available borrowing capacity under the 2020 Credit Facility was $424.6 million. The 2020 Credit Facility matures in October 2025.
At September 30, 2021, the carrying amount of our debt under the 2020 Credit Facility was $465.9 million. Our average daily borrowings during the three and nine months ended September 30, 2021 were $471.0 million and $485.3 million, respectively.
The following is a summary of the financial covenants under the 2020 Credit Facility:

Financial covenant	Requirement	Ratio as of September 30, 2021
Net leverage ratio	≤ 4.00 to 1.00	1.70 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	16.32 to 1.00
Under the 2020 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2020 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2020 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At September 30, 2021, we were in compliance with our debt covenants under the 2020 Credit Facility.

Third Quarter 2021 Form 10-Q	41

Blackbaud, Inc.
(Unaudited)
Commitments and Contingencies
As of September 30, 2021, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Total(1)	Less than 1 year	1-3 years	3-5 years	More than 5 years
Recorded contractual obligations:
Debt(2)	$529.5	$12.9	$23.5	$441.2	$51.9
Interest payments on debt(3)	1.6	1.4	0.2	—	—
Operating leases(4)	22.6	8.0	9.6	3.0	2.0

Unrecorded contractual obligations:
Interest payments on debt(5)	71.6	11.3	24.8	13.9	21.5
Purchase obligations(6)	39.7	27.5	12.2	—	—
Total contractual obligations	$664.9	$61.2	$70.2	$458.0	$75.5
(1)The individual amounts for each period may not sum to total due to rounding.
(2)Represents principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2020 Credit Facility, our Real Estate Loans and our other debt at September 30, 2021 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2020 Credit Facility for the purposes of determining minimum commitment amounts.
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
The total liability for uncertain tax positions as of September 30, 2021 and December 31, 2020, was $4.9 million and $4.6 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was $1.2 million and $1.1 million as of September 30, 2021 and December 31, 2020, respectively. In the fourth quarter of 2021, we entered into settlement discussions with the IRS Appeals Office in relation to one of our uncertain tax positions, which is not material to the financial statements. Successful settlement is expected to result in release of corresponding liability for uncertain tax positions within next twelve months.
Security Incident
As discussed in Note 9 to our unaudited, condensed consolidated financial statements included in this report, we believe that total losses related to the Security Incident will exceed the limits of our insurance coverage during the fourth quarter of 2021. As we are currently unable to determine the approximate amount or range of any such excess, we are unable to determine the effect the Security Incident will have on our results of operations, liquidity, or financial condition.

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements as previously defined by Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

42	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Foreign Currency Exchange Rates
Approximately 17% of our total revenue for the nine months ended September 30, 2021 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a gain of $1.7 million as of September 30, 2021 and a gain of $0.6 million as of December 31, 2020.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the nine months ended September 30, 2021, foreign translation resulted in increases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the nine months ended September 30, 2021, the fluctuation in foreign currency exchange rates increased our total revenue and our income from operations by $8.4 million and $3.2 million, respectively. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2021 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Third Quarter 2021 Form 10-Q	43

Blackbaud, Inc.
(Unaudited)
derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of September 30, 2021, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2020 and September 30, 2021.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended September 30, 2021 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

44	Third Quarter 2021 Form 10-Q

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
To date, we have received approximately 260 specific requests for reimbursement of expenses ("Customer Reimbursement Requests") and approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident (none of which have as yet been filed in court) and are in the process of assessing what liability may exist pursuant to such claims. Of the Customer Reimbursement Requests received to date, approximately 170 have been fully resolved and closed. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. Our review of customer and subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. In addition, presently, we are a defendant in 19 putative consumer class action cases [17 in U.S. federal courts (which have been consolidated under multi district litigation to a single federal court) and 2 in Canadian courts] alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. To date, we also have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 48 state Attorneys General and the District of Columbia and separate Civil Investigative Demands from the offices of the Illinois Attorney General and the California Attorney General relating to the Security Incident. In addition, we have received communications, inquires and requests from the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the U.S. Securities and Exchange Commission, the Information Commissioner’s Office in the United Kingdom (the “ICO”) under the U.K. Data Protection Act 2018, the Office of the Australian Information Commissioner, the Office of the Privacy Commissioner of Canada, the Spanish Data Protection Authority and the Data Protection Commission of Ireland. (See Note 9 to our unaudited, condensed consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters.)

Third Quarter 2021 Form 10-Q	45

Blackbaud, Inc.
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
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. In the three and nine months ended September 30, 2021, we recorded $11.4 million and $35.9 million, respectively, of expenses related to the Security Incident and offsetting probable insurance recoveries of $10.6 million and $34.5 million, respectively. As of September 30, 2021, we have recorded cumulative expenses related to the Security Incident of $45.7 million and cumulative probable insurance recoveries of $43.9 million. Although we carry insurance designed to protect us against certain losses related to cybersecurity events, we believe that insurance coverage will not be sufficient to cover all expenses or other losses (including fines) or all types of claims that may arise in connection with the Security Incident, and may not be sufficient for possible future cyberattacks, security compromises and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all. (See Note 9 to our unaudited, condensed consolidated financial statements included in this report.)
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended September 30, 2021 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, July 1, 2021				$150,925
July 1, 2021 through July 31, 2021	—	$—	—	150,925
August 1, 2021 through August 31, 2021	4,313	69.40	—	150,925
September 1, 2021 through September 30, 2021	583,280	69.06	583,280	110,646
Total	587,593	$69.06	583,280	$110,646
(1)Includes 4,313 shares in August withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In November 2020, our Board of Directors reauthorized and expanded our stock repurchase program to authorize us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date.

46	Third Quarter 2021 Form 10-Q

Blackbaud, Inc.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.01	LIBOR Transition Amendment, dated as of September 20, 2021, between Blackbaud, Inc. and Bank of America, N.A.	X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

Third Quarter 2021 Form 10-Q	47

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	November 4, 2021	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2021	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

48	Third Quarter 2021 Form 10-Q