Form 10-K
period 2021-12-31
BLACKBAUD INC
filed 2022-03-01
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2021 (based on the closing sale price of $76.57 on that date) was approximately $2,865,911,731. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of February 22, 2022 was 51,966,285.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Stockholders currently scheduled to be held June 9, 2022 are incorporated by reference into Part III hereof. Such definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2021.

2021 Form 10-K	1

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

2	2021 Form 10-K

Blackbaud, Inc.

PART I.
ITEM 1. BUSINESS

Description of Business
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, higher education institutions, K–12 schools, healthcare organizations, faith communities, arts and cultural organizations, foundations, companies and individual change agents—we connect and empower organizations and individuals to increase their impact through cloud software, services, data intelligence and expertise. Blackbaud brings over four decades of leadership to this sector: since originally incorporating in New York in 1982 and later reincorporating as a South Carolina corporation in 1991 and as a Delaware corporation in 2004, our tailored portfolio of software and services has grown to support the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility (CSR) and environmental, social and governance (ESG), school management, ticketing, grantmaking, financial management, payment processing and analytics. Our solutions are designed to meet the needs of virtually all types of organizations in the social good community, from major global institutions to small charities to individuals. During 2021, we had nearly 40,000 customers with contractual billing arrangements and nearly 100,000 customers that paid Blackbaud through transactional fees. Through our customers and our solutions, Blackbaud supports millions of users and we connect millions of supporters to over 150,000 organizations and causes in over 100 countries. We are deeply proud to play a part in our customers’ success in their missions to provide healthcare and cure diseases, advance education, preserve and share arts and culture, protect the environment, support those in need and much more.

Market Overview
The social good industry is significant, spanning far beyond philanthropy, and our addressable market is substantial and growing
Worldwide there are millions of social good organizations including nonprofits, foundations, companies involved in corporate social responsibility and ESG, education institutions and healthcare organizations. Billions of individuals are also active participants in the social good community by donating funds, volunteering their time, advocating for a cause, receiving services from or otherwise engaging with social good organizations.
Our estimated current total addressable market ("TAM") is greater than $20 billion. This includes our acquisition of EVERFI, Inc. ("EVERFI") in December 2021, as described in Note 3 to our consolidated financial statements in this report. EVERFI is an international technology company driving social impact through education to address the most challenging issues affecting society ranging from financial wellness to mental health to workplace conduct and other critical topics. EVERFI's educational solutions reach both adult and K-12 learners. To date, EVERFI has reached more than 45 million learners globally.
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

2021 Form 10-K	3

Blackbaud, Inc.
The nonprofit industry faces particular operational challenges
Nonprofit organizations, education institutions, healthcare organizations and houses of worship must efficiently:
•Solicit funds and build relationships with major and institutional donors;
•Garner small cash contributions from numerous contributors;
•Manage and develop complex relationships with large numbers of constituents;
•Advocate for policies and behaviors that advance their cause or institution;
•Communicate their accomplishments and the importance of their mission online and offline;
•Comply with complex accounting, tax and reporting requirements that differ from those for for-profit businesses;
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
•Illustrate the impact of their corporate philanthropy and education efforts to the communities they serve;
•Engage employees in meaningful volunteering, giving and other activities;
•Ensure that their philanthropic efforts align with their business initiatives;
•Manage all of a foundation's activities, including fundraising and accounting;
•Expand the reach of their fundraising efforts; and
•Cultivate new and existing donors.

Strategy
Our objective is to maintain and extend our position as the leading provider of cloud software and services for the global social good community, supporting our customers' missions from securing resources and managing their operations, to delivering their programs and measuring their impact. Our key strategies for achieving this objective are described below.

4	2021 Form 10-K

Blackbaud, Inc.
Execute on our Four-Point Growth Strategy
During 2021, we continued to execute our four-point growth strategy targeted to drive solution and service innovation, quality enhancement, increased operating efficiency and improved financial performance:
1.Expand Total Addressable Market ("TAM")
In December 2021, we doubled our TAM when we acquired EVERFI, an industry leader in global social impact technology. Adding EVERFI advances our position as a leader in the rapidly evolving ESG and CSR spaces and offers cross-selling and upselling opportunities through complementary product offerings with YourCause® solutions. Our TAM now stands at over $20 billion, and we remain active in the evaluation of opportunities to further expand our addressable market through acquisitions and internal product development.
2.Lead with World Class Teams and Operations
We have been investing in sales and marketing to better address our market opportunity with a focus on digital lead generation. One way we are equipping our salesforce to be more effective is by investing in the necessary technology and resources to efficiently drive an increased number of quality leads and better cover our large addressable market. We have implemented software tools to enhance our digital footprint and drive lead generation across the company. We are taking a multi-touch attribution approach to measuring the effectiveness of our marketing campaigns to drive efficiency in our go-to-market efforts and improve returns on our marketing dollars. This is just one of many examples of how we are optimizing our structure, tools and processes to better address our large vertical market opportunities. We have also taken lessons learned throughout the pandemic and re-evaluated elements of our go-to-market strategy with a digital-first mindset, and we have a significant opportunity to leverage the investments into digital to reduce our customer acquisition cost and increase our sales velocity, ultimately, driving a more scalable and cost-effective go-to-market model.
3.Delight Customers with Innovative Cloud Solutions
This strategy reflects our relentless focus on driving value and outcomes for our customers through our solutions. Blackbaud SKY®, our platform for cloud innovation, is a core tenant of this strategy and continues to power an elevated level of innovation by our engineers. It is also enabling our growing ecosystem of partners who are also passionate about social good, to extend and expand the capabilities available to our customers. During 2021, we continued making critical investments in research and development. Through our commitment to giving customers the flexibility to benefit, not just from Blackbaud's innovation, but the innovation happening outside of our walls, we developed more tools designed to create new capabilities that extend Blackbaud solutions. We now have over 6,000 non-Blackbaud developers registered in our ecosystem and we have seen substantial growth in the Blackbaud marketplace, where over 6,500 organizations have found a curated app to help them work smarter. Some of the use cases we have seen in the market include: an app that integrates Shopify with Raiser's Edge NXT® and a new API integrating YourCause with Workday, enabling our customers to easily connect employee data into the YourCause platform for more effective employee engagement. We have also enabled non-developers with low-code or no-code tools, such as our Microsoft Power Platform connector, to build automated workflows with our APIs without having to be seasoned developers and we continue to innovate as online gifts become a greater share of our customers' total donations.
The customers we serve require vertical specific business solutions to automate their operations. In 2021, we released a variety of enhancements enabling them to maximize their time, team, and relationships, including substantial updates to Blackbaud Grantmaking and a significant release for accounts receivable functionality in Blackbaud Financial Edge NXT® is now with early adopters.

2021 Form 10-K	5

Blackbaud, Inc.
4.Focus on Employees, Culture and ESG Initiatives
During the first quarter of 2021, we elevated a specific strategy focused on our employees, culture and ESG initiatives. This is not new for us. It is something that is in our DNA and is a big advantage as we look to attract and retain top talent. This is evident in our 2020 social responsibility report, which was released in April 2021. We are fully committed to continuing to create a diverse and inclusive environment at all levels of the organization. Early in 2021, we established an ESG Steering Committee with our CEO as the executive sponsor, and Board of Directors involvement. During the first quarter of 2021, we also joined the United Nations Global Compact. Building on our culture of innovation, we launched a new ideation initiative called "Imagine Week," inviting employees across the globe to pitch their ideas directly to the executive leadership team. Employees at every level and length of tenure in the company made proposals ranging from fundraising to customer service improvements. These ideas are making their way into our go-forward plans. In addition, we recently decided, effective in December 2021, to permanently close our fixed office locations (with the exception of our global headquarters facility in Charleston, South Carolina) to align our real estate footprint with our transition to a remote-first workforce. We may enter into arrangements for smaller more flexible workspaces where necessary. This decision did not include EVERFI's office locations.
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
Attract and Retain Top Talent and Actively Engage Employee Base
Our higher purpose is to help good take over the world, and we have incredible customers whose missions make the world a better place. Driven by this purpose, our employees work knowing they make a real difference. Collaboration, innovation and high standards are core to our culture and help to enable the great work we do. We strive to hire, develop and retain the best employees and provide a supportive and inclusive environment where their talents and potential are realized. During 2021, we expanded our workforce strategy to become "Remote First" which signals Blackbaud's goal to attract talent globally. For additional information, see “Human Capital Resources” below.
Drive Strength in Our Sector as an Industry Thought Leader
In our over 40 years of operation, we have gained significant insight into the overall market and industry segments in which we operate. We produce a wide range of thought leadership resources, including blogs, monthly indices and white papers, which provide insights and guidance to the social good community. We also participate in and convene a number of industry forums, where we exchange views and engage with industry and government leaders. Our annual user conference, bbcon®, serves in part as a forum to offer thought leadership to our customers, as do other market-specific user conferences, events and customer gatherings. The Blackbaud Institute for Philanthropic Impact (the "Blackbaud Institute") brings together leading experts in philanthropy to develop and share leading-edge research and insight that accelerates the impact of the social good community. The research and reports the Blackbaud Institute produces serve to strengthen the social good community as a whole. sgENGAGE, our blog and podcast, provides free best practices resources that drive impact across the social good community, as well.
In 2020, we announced Blackbaud Social Good Startup Program, a year-long accelerator designed to support innovative startups with the potential to impact the ecosystem of good. In alignment with our commitment to diversity in the tech community, we focused our January 2021 cohort on founders from underrepresented backgrounds.

6	2021 Form 10-K

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
JustGiving® from Blackbaud® is one of the world's leading social platforms for giving. JustGiving provides world-class technology and innovative tools to connect people with the causes they care about. By making giving more simple, social and rewarding, this platform helps all causes, charities and people in need to reach more people and raise more money.
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

2021 Form 10-K	7

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

8	2021 Form 10-K

Blackbaud, Inc.
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
Social Responsibility and ESG
YourCause GrantsConnect® and YourCause CSRconnect® are cloud solutions for employee giving, volunteering, and grantmaking used to support corporate philanthropy by building meaningful connections between corporations, employees and nonprofits. After implementing YourCause solutions, customers typically show significant growth in volunteers, donations, engagement and more. These reported successes demonstrate a larger trend: overall ability to attract employees and customers alike by strengthening a company's reputation.
EVERFI is a SaaS software platform building digital education content that addresses the Missing Learning Layer and equips organizations to deliver Impact as a Service in their communities, empowering individuals with the tools and skills to drive ecosystems of change and inspire lifelong success. EVERFI offers programs on important societal topics such as financial literacy, health and well-being, social and emotional learning, STEM and digital literacy, among many others. EVERFI also delivers adult-focused content in the HR and compliance training space for companies and institutions. Through the platform and program offerings, EVERFI is able to yield anonymized learner data to reflect the true impact of their educational offerings.
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

2021 Form 10-K	9

Blackbaud, Inc.
Data Intelligence
Our data intelligence offerings provide solutions for data health, insights and performance, enabling nonprofits to define effective campaign strategies and maximize fundraising results. These services either integrate with or are already integrated into our software solutions to give our customers a comprehensive view of their supporters and the market and provide information essential to making well-informed operating decisions.
Blackbaud’s Intelligence for Good® is our unique, comprehensive approach through which we combine artificial intelligence, analytics, big data, and expertise to deliver high-impact data intelligence. This powerful approach enables social good organizations to transform data into insights and outcomes.
Data Intelligence is the Blackbaud portfolio of solutions and services that use data science and AI to turn customer data into valuable insights that inform decision-making and help them achieve their goals efficiently. Blackbaud's Data Intelligence portfolio consists of three key outcome areas:
Data Health solutions enhance and maintain constituent data so the customer is always working with accurate and up-to-date information. Examples of these solutions include: identifying outdated or invalid constituent addresses in the database and making corrections based on United States Postal Service data and using name and address matching to append additional contact or demographic data points to constituent records to support better segmentation and engagement.
Insights inform strategic decision-making and actions that increase efficiency and drive successful outcomes. Insights are extracted by combining customer data with licensed and proprietary data before leveraging advanced AI capabilities and expertise from Blackbaud’s dedicated team of data scientists. Some examples of constituent insights include: numerical scores that predict the likelihood of a constituent making a gift to a customer, wealth screening software that allows customers to screen their affluent constituents against publicly available records to build detailed wealth profiles and persona cluster segmentation that sorts constituents into groups based on shared traits with guidance for how to craft targeted messaging for each group.
Performance solutions help customers to assess their fundraising performance across donor segments, benchmark themselves against peer organizations and understand industry trends. These solutions provide a holistic view of donor performance that goes beyond standard campaign-based reporting, with KPIs related to acquisition, upgrading, retention and reactivation. Customers use our performance solutions to identify areas of weakness and opportunities for improvement, track the donor impact of strategic initiatives, understand and respond to industry trends, set realistic benchmarks and fundraising goals and maintain a consistent reporting methodology to assess growth over time.
Customer Success
Our Customer Success organization is responsible for ensuring our customers are able to achieve their desired outcomes through Blackbaud solutions, starting at onboarding and continuing through the customer lifecycle. Our Customer Success team develops and fosters relationships within all levels of the customer organization to build more demonstrated value in our solutions and services, while helping customers achieve their desired outcomes. Our customer success resources work to proactively communicate to drive overall satisfaction and retention of our customer's business. They work to collect and analyze actionable information, whether that is through direct customer relationships or through aggregated analytics that drives future one-to-one or one-to-many interactions. Their goal is to partner with customers to ensure that they are fully engaged and have an advocate within Blackbaud who works to meet their needs. Customer success resources bring industry knowledge and expertise to the customer relationship and strive to help our customers achieve positive growth and outcomes.
Customer Support
For our cloud subscription solutions, access to Customer Support is included as part of the solution with no additional charge. Benefits, such as priority routing or additional support channels, are continuously enhanced. Customers enrolled in the programs enjoy fast, reliable customer support, receive regular software updates, stay up-to-date with regular communication and can leverage a unified customer portal for quick and easy access to these resources. Customers also have around-the-clock access to support resources for mission-critical needs.

10	2021 Form 10-K

Blackbaud, Inc.
Professional and Managed Services
Our expert consultants, and those in our partner program, provide data conversion, implementation and customization services for each of our software solutions. These services include:
•System implementation;
•Data conversion, business process analysis and application customization;
•Database merging and enrichment, and secure credit card transaction processing;
•Database production activities; and
•Website design services.
In addition, we, and our delivery partners, apply our industry knowledge and experience, combined with expert knowledge of our solutions, to evaluate an organization's needs and consult on how to improve a business process.
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

Customers
We have updated our methodology for counting customers to better represent our current offerings and our growing population of customers with contractual billing arrangements and customers that pay us through solutions usage or transaction fees, some of which are in lieu of contractual billing arrangements. During 2021, we had nearly 40,000 customers with contractual billing arrangements and nearly 100,000 customers that paid us through transactional fees. Through our customers and our solutions, we support millions of users and we connect millions of supporters to over 150,000 organizations and causes in over 100 countries. Our largest single customer accounted for less than 0.2% of our 2021 consolidated revenue.

Sales and Marketing
Most of our solutions and related services are sold through our direct sales force. Our direct sales force is complemented by a team of business development representatives responsible for sales lead generation and qualification. These sales and marketing professionals are primarily located throughout the United States, the U.K., Canada and Australia. As of December 31, 2021, we had 330 direct sales employees.
Our marketing organization, which includes brand, digital, content, product, event and demand generation marketing and corporate communications, develops and launches multi-channel campaigns designed to create brand recognition and market awareness for our solutions and services. Through the Blackbaud Institute, we also give back to the social good community by developing in-depth research and thought leadership content to help to drive better outcomes for their organizations with data, technology and expertise.
Our digital demand generation motion focuses on targeted account-based marketing plays, as well as intent-based programs including paid search, retargeting, social and content syndication programs. We supplement the digital motion with select participation at virtual and in-person third-party trade shows, technical conferences, and technology seminars. We also target publication of our thought leadership content and position our subject matter experts in industry journals and publications. We have a large base of loyal customers and strategic partners that provide references and recommendations often featured in our advertising and promotional activities.

2021 Form 10-K	11

Blackbaud, Inc.

Competition
The market for software and related services targeting philanthropic-focused for-profit and nonprofit organizations is competitive and highly fragmented. For certain areas of the market, entry barriers are low, as general tools for small businesses can usually be configured to manage the most basic marketing, contact management, and accounting needs of social good organizations. In parallel, as software development evolves from a highly-complex tradecraft with nuanced understanding of architectural patterns and discrete languages, to click-to-code and drag-and-drop development with natively cloud-based infrastructure, it becomes easier for competitors to quickly spin up basic applications to solve common nonprofit problems. However, once basic needs are met, programs unique to social good organizations like the stewardship of relationships critical to major gift fundraising, the cultivation and management of gifts and grants, the multi-level networking required for peer-to-peer activism and the sensitive data behind critical programs run by healthcare and education institutions ensure the ongoing need for highly specialized tools. These specialized applications have a higher barrier of entry as they require industry insight to accurately articulate the business workflow that generates the requirements for software products. Moreover, because social good organizations rely heavily on relationships with and among their supporters, integration of systems drives value beyond mere efficiency. Hence, we believe our insight, the full spectrum of our current solutions and our ability to deliver future solutions make us a strong competitor. We expect to continue to see new entrants as focus on social investment solutions increases to satisfy Millennial and Gen Z donors, the barriers of entry continue to decline with natively cloud solutions and social good organizations more readily require digital transformation of business processes and data-driven decision making.
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
•Vertical-specific solutions are offered by competitors seeking to meet the enterprise-wide needs of a specific sub-segment of the social good community. Typically, these solutions are offered by vendors who may offer either a point solution or integrated suite of products used by a vertical. We believe we compete successfully against these competitors through a combination of our integrated suite of offerings within verticals where we compete, offering solutions with market leading robustness as well as the scale, reach, and reputation of our organization.
•General business software vendors, such as Microsoft, Oracle and Salesforce.com, compete with us in certain areas of our business. While there is a growing trend toward social investment that is prompting philanthropic solutions from these general business vendors, most do not have a complete nonprofit specific focus and, therefore, do not offer or intend to offer nonprofit-specific versions for outside sales. However, there is a subset of general business software competitors who have introduced nonprofit-specific versions of their products. These products generally do not satisfy the needs of nonprofits from end-to-end as they were not designed to support the specific needs of nonprofits during the original architecture, design, and requirements elicitation phases; therefore, we believe that because these products were not originally designed for nonprofits, they are not yet fully capable of meeting market needs without significant customization. The significant customization required to transform general business products into nonprofit solutions often requires the use of consultants to guide the implementation, without which, leave the adoption of general business software limited to very basic operations and simple needs. We believe our solutions compete successfully against general business software as a nonprofit’s needs grow more complex. As a result, we believe we can compete successfully to meet nonprofit-specific requirements, often integrating with general business platforms used for their more generalized operations.
•Consumer-oriented fundraising platforms, such as GoFundMe and Facebook compete with our business where consumers raise funds directly. To drive adoption of their platforms, these vendors rely on a combination of direct-to-consumer marketing, marketing to nonprofits who in turn market to their supporters, and marketing to intermediate entities such as an event sponsor who will market to participants. We believe we compete well in this market through a combination of positive brand recognition among all three of these groups and the combination of our consumer- and organization-oriented tools relative to those of the competition.

12	2021 Form 10-K

Blackbaud, Inc.
Less frequently, we compete with providers of traditional, non-automated fundraising service providers, including parties providing services in support of traditional direct mail or email campaigns, special events fundraising, peer to peer, telemarketing and personal solicitations. We believe we compete successfully against these traditional fundraising service providers, primarily because our solutions and services are more automated, more robust, more tailored to the needs of nonprofit organizations and more efficient.

Technology and Architecture
Blackbaud SKY forms the foundation of our technology strategy. The SKY platform consists of several key building blocks including cloud operations, developer tools, data intelligence and core services. The SKY Engineering System, architecture and integrated core shared services empower our developers to create highly available and easy-to-use cloud capabilities that surface to our customers as modern, effective, purpose-built functionality within most current products as well as new solutions. The best-in-class infrastructure of SKY enables rapid innovation with high levels of reliability, availability and security, and lets Blackbaud evolve services over time at asymmetric paces as tech trends and tools emerge. Overall, Blackbaud SKY prioritizes customer value, including risk management, and speed of delivery. It enables continuous releases, scalable and high-quality services, and speedy time to market. Blackbaud SKY also provides a toolset for customers, partners, and developers to create and deploy self-contained services within the Blackbaud SKY ecosystem. SKY API enables developers to augment Blackbaud solutions with industry-standard REST APIs, standards-based authentication protocols, and a best-in-class developer experience. SKY UX allows developers to create applications with the same consistent, cohesive user interface as Blackbaud’s native solutions using an open-source framework that implements Blackbaud design patterns and provides guidelines and tooling for the entire application lifecycle. Additionally, the Blackbaud Marketplace features a curated list of applications that can help amplify an organization's impact in the Social Good sector. Blackbaud customers can discover applications in the Marketplace that extend new capabilities to their Blackbaud solutions. These tools enable Blackbaud customers to benefit not just from the innovation of Blackbaud’s own large team of developers, but also from an exponentially larger community of partners and third-party developers.
The development strategy for all Blackbaud cloud solutions emphasizes:
•Flexibility: Customers and partners can extend our component-based architecture to accommodate changing demands without modifying source code.
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

Intellectual Property and Other Proprietary Rights
To protect our intellectual property, we rely on a combination of patent, trademark, copyright and trade secret laws in various jurisdictions, as well as employee and third-party nondisclosure agreements and confidentiality procedures. We maintain many trademarks, including, but not limited to “Blackbaud,” “Raiser's Edge NXT” and “Luminate.” We currently have two active patents on our technology and have one pending patent application.

Human Capital Resources
As of December 31, 2021, we had over 3,600 employees, none of whom are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are strong.

2021 Form 10-K	13

Blackbaud, Inc.
We benefit from an engaged and driven employee base motivated to join the Company by our higher purpose, which is "to help good take over the world." Our purpose attracts and retains talented, competitive applicants, with 91% of employees saying the fact that Blackbaud operates in a socially responsible manner is important to them. This differentiator not only builds stronger employee engagement, but also helps us provide a higher level of service to our customers across the social good community, with 72% of employees report that they continued to volunteer during the pandemic despite its unique challenges and one in five serve on a nonprofit board or committee—direct experience that enables them to better serve our customer base.
Blackbaud also attracts and promotes talented employees through effective and targeted recruiting strategies. In 2020, Blackbaud announced the launch of a new workforce strategy, allowing for many employees to have the option to work from other geographic locations within the country of the position, helping to expand the pool of qualified applicants for roles and internal career progression. In 2021, we expanded our workforce strategy to become permanently "Remote First" which signals Blackbaud's goal to attract talent globally.
Employee engagement is a focus at Blackbaud, and we continually work to understand what matters and to make our workplace better to attract, develop, and retain talent. In 2021, nearly every employee at Blackbaud participated in "the Blackbaud Way" — a training designed to connect employees with Blackbaud's mission, values and expectations for our customers and Company culture for the best experience for all. Employee feedback on this experience was overwhelmingly positive. Every manager at Blackbaud is required to take a multi-course "Engagement Labs" training designed to equip them with the practical skills to ensure their teams are highly engaged. We assess and measure progress on engagement and growth opportunities at the individual level through quarterly check-ins, which focus on impact and learnings, and a global career framework that guides employee progression on both management and individual contributor career paths; we also assess engagement on the team and company level through regular employee surveying as well as "Ask Anything" sessions with senior leaders and dedicated "live" Q&A sessions in our company-wide All Hands meetings. We enable employees to have opportunities for career development through on-demand and company-led trainings. Our compensation framework is designed so that employees are compensated equitably and competitively, including through base salary, variable pay, equity awards and benefits. We also seek to support the whole person, through benefits that support overall wellness and financial health.
Ultimately, we believe that Blackbaud is an excellent place to work due to our active participation in the Ecosystem of Good®: we govern our business ethically, contribute to causes and communities that matter to our employees through corporate philanthropy, we pursue sustainability, and we work every day to ensure our workplace is supportive, inclusive and engaging. We offer an array of philanthropy programs aimed at engaging our employees as agents of good, including matching gifts, competitive grants that honor noteworthy examples of volunteerism, employee-led grant committees, skills-based volunteerism initiatives, as well as science, technology, engineering and mathematics focused community programs.
Our commitment to diversity, inclusion and belonging supports our efforts to attract, develop and retain a high-performing employee base. In September 2020, we welcomed our first Diversity and Inclusion Officer, as part of our strategy to further accelerate our diversity, inclusion and belonging efforts, while continuing to strengthen relationships with our people and the communities in which we operate. This new leadership focus will amplify and accelerate the significant initiatives already in place at Blackbaud, including: ongoing workshops on creating an inclusive culture; respect in the workplace training for all employees and enhanced training for managers; affinity groups, including veterans, LGBTQ employees, women in technology, women in sales, Black employees, employees interested in sustainability and, our newest team, those employees with a disability.
Additional information related to our human capital strategy can be found in our 2020 Social Responsibility Report, which is available on the Corporate Social Responsibility section of our website. Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Seasonality
For a discussion of seasonal variations in our business, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Seasonality” in Item 7 in this report.

14	2021 Form 10-K

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

Information About Our Executive Officers
The following table sets forth information concerning our executive officers as of February 15, 2022:

Name	Age	Title
Michael P. Gianoni	61	President and Chief Executive Officer
Anthony W. Boor	59	Executive Vice President and Chief Financial Officer
Kevin P. Gregoire	54	Executive Vice President and President, U.S. Markets
Kevin R. McDearis	54	Executive Vice President and Chief Products Officer
Kevin W. Mooney	63	Executive Vice President, Strategy and Corporate Development
Jon W. Olson	58	Senior Vice President and General Counsel
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

2021 Form 10-K	15

Blackbaud, Inc.
Kevin P. Gregoire has served as our Executive Vice President and President of U.S. Markets since April 2021. He joined us as Executive Vice President and President, Enterprise Markets Group in April 2018. Prior to joining us, Mr. Gregoire was Group President of the Financial Institutions Group at Fiserv, a global technology provider serving the financial services industry, from March 2014 until February 2018. He joined Fiserv in December 2002 and served in other key leadership roles including Division President and Chief Operating Officer, Card Services, and Senior Vice President of Product and Network Strategy. Mr. Gregoire is also a veteran of the United States Army, where he served as Lieutenant in the Corps of Engineers and was awarded three Army Commendation Medals. He holds a BS from the United States Military Academy at West Point, and an MBA from the F.W. Olin School of Business at Babson College.
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
Kevin W. Mooney has served as our Executive Vice President of Strategy and Business Development since April 2021. Before that he was the Executive Vice President and President, General Markets Group since January 2010. He joined us in July 2008 as our Chief Commercial Officer. Before joining Blackbaud, Mr. Mooney was a senior executive at Travelport GDS from August 2007 to May 2008. As Chief Commercial Officer of Travelport GDS, one of the world's largest providers of information services and transaction processing to the travel industry, Mr. Mooney was responsible for global sales, marketing, training, service and support activities. Prior to that he was Chief Financial Officer for Worldspan from March 2005 until it was acquired by Travelport in August 2007. Mr. Mooney has also held key executive positions in the telecommunications industry and he served as a member of the Board of Directors of Level 3 Communications, Inc., a publicly traded global managed network services company, from October 2014 to November 2017. Prior to that he served on the Board of Directors of tw telecom from August 2005 until it was acquired by Level 3 in October 2014. He holds a BS in Finance from Seton Hall University, and an MBA in Finance from Georgia State University.
Jon W. Olson joined us as Senior Vice President and General Counsel in September 2008. Mr. Olson is responsible for Blackbaud's legal and real estate activities. Prior to joining us, he was an attorney with Alcatel-Lucent USA, the U.S. subsidiary of France-based Alcatel-Lucent (now owned by Nokia Corporation) that designs, develops, and builds wireline, wireless, and converged communications networks, from July 1997 to September 2008. Prior to joining Alcatel-Lucent, Mr. Olson was employed in legal positions with MCI, Inc., a global business and residential communications company, from September 1996 to July 1997, and Unisys Corporation, a global information technology company, from July 1992 to September 1996. Mr. Olson is a member of the MUSC (Medical University of South Carolina) Hollings Cancer Center Advisory Board and is on the board of the Charleston Symphony and Charleston Jazz. He holds a BS from Georgetown University, a JD from Dickinson School of Law and an MBA from Seton Hall University.

16	2021 Form 10-K

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
More rapid than expected success in implementing our strategic shift from a license-based and one-time services business model to a cloud subscription business model with partners delivering some of our services could negatively impact our total revenue growth and financial performance.
We continue to intentionally shift our focus towards selling cloud subscription solutions, which generally require less customization services. Also, our cloud solution contracts now frequently include subscription-based professional, analytic and training services or those services can be delivered through our partner program. This strategic shift to migrate our existing customers, sell new customers our cloud subscription solutions and have some services delivered by our partners results in a decrease in our one-time services contracts and revenue. Although our business model seeks to anticipate the rate of migration and resulting negative impact on our total revenue growth, more rapid than expected success in implementing this strategic shift could negatively impact our total revenue growth and financial performance.

2021 Form 10-K	17

Blackbaud, Inc.
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

18	2021 Form 10-K

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
•difficulty implementing effective internal controls over financial reporting, disclosure controls and procedures and data protection procedures;
•impairment of relationships with customers or suppliers; and
•issues not discovered in due diligence, which may include product quality issues or legal or other contingencies.
Acquisitions, including for example our recent acquisition of EVERFI, Inc. (as further described in Note 3), may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, and amortization expenses or write-downs related to intangible assets such as goodwill, any of which could have a material adverse effect on our operating results or financial condition. We may experience risks relating to the challenges and costs of closing a business combination and the risk that an announced business combination may not close. There can be no assurance that we will be successful in making additional acquisitions in the future or in integrating or executing on our business plan for existing or future acquisitions.
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

2021 Form 10-K	19

Blackbaud, Inc.
Our failure to obtain licenses for, or our use of, third-party technologies could harm our business.
We expect to continue licensing technologies from third parties, including applications used in our research and development activities, technologies that are integrated into our solutions and solutions that we resell. We believe that the loss of any third-party technologies currently integrated into our solutions could have a material adverse effect on our business. Our inability in the future to obtain any third-party licenses on commercially reasonable terms, or at all, could delay future solution development until equivalent technology can be identified, licensed or developed and integrated. This inability in turn could harm our business and operating results.
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
Effective January 31, 2020, the U.K. is no longer a member of the E.U. Effective January 1, 2021, the relationship between the U.K. and the E.U. is governed primarily by the Trade and Cooperation Agreement, which sets forth, among other things, terms regarding the trade of goods and services, workers’ rights and social and environmental matters, while separate negotiations have continued and agreements have been entered into regarding, among other things, data sharing, data privacy and financial services. Because we currently conduct business in the U.K. and in Europe, the U.K.’s exit from the E.U. under such circumstances creates uncertainty and could affect the business of and/or our relationships with our customers and partners as well as the value of the British Pound and the Euro relative to the U.S. dollar. The effects of Brexit on us, including those mentioned above and others we cannot now anticipate, are difficult to predict and could adversely affect our business, business opportunities, results of operations or financial condition in both the short-term and thereafter.

Operational Risks
If the security of our software is breached, we fail to securely collect, store and transmit customer information, or we fail to safeguard confidential donor data, we could be exposed to liability, litigation, penalties and remedial costs and our reputation and business could suffer.
Fundamental to the use of our solutions is the secure collection, storage and transmission of confidential donor and end user data and transaction data, including in our payment services. Despite the network, application and physical security procedures and internal control measures we employ to safeguard our systems, we have been and in the future may be vulnerable to a security breach, intrusion, loss or theft of confidential donor data and transaction data, which has in the past harmed and may in the future harm our business, reputation and future financial results. Furthermore, our reliance on remote access to information systems and global disruptions in response to COVID-19, as described above, increases our exposure to potential cybersecurity incidents.
Like many major businesses, we are, from time to time, a target of cyberattacks, phishing and social engineering schemes, such as the Security Incident (as described below and in Note 11 to our consolidated financial statements in this report), and we expect these threats to continue, some of which have been, and in the future may be, successful to varying degrees. Because the numerous and evolving cybersecurity threats used to obtain unauthorized access, disable, degrade or sabotage systems have become increasingly more complex and sophisticated, it may be difficult to anticipate these acts or to detect them for periods of time, as with the Security Incident, and we may be unable to respond adequately or timely. As these threats continue to evolve and increase, we have already devoted and expect to continue to devote significant resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.

20	2021 Form 10-K

Blackbaud, Inc.
A compromise of our data security, such as the Security Incident, that results in customer or customer constituent personal or payment card data being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity and could result in litigation against us or the imposition of fines and penalties. We might be required to expend significant additional capital and other resources to rectify problems caused by a security breach, including notification under data privacy laws and regulations, and incur expenses related to remediating our information security systems. Even though we may carry cyber-technology insurance policies that provide insurance coverage under certain circumstances, we have in the past suffered losses and may in the future suffer losses as a result of a security breach that exceed the coverage available under our insurance policies or for which we do not have coverage. (See Note 11 to our consolidated financial statements in this report for expense and insurance coverage information related to the Security Incident.) Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all. A security breach and any efforts we make to address such breach could also result in a disruption of our operations, particularly our online sales operations.
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
The Security Incident has had, and may continue to have, numerous adverse effects on our business, results of operations, financial condition and cash flows.
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
To date, we have received approximately 260 specific requests for reimbursement of expenses ("Customer Reimbursement Requests") and approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident (none of which have as yet been filed in court) and are in the process of assessing what liability may exist pursuant to such claims. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. In addition, presently, we are a defendant in 19 putative consumer class action cases [17 in U.S. federal courts (which have been consolidated under multi district litigation to a single federal court) and 2 in Canadian courts] alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. To date, we also have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 48 state Attorneys General and the District of Columbia and separate Civil Investigative Demands from the offices of the Illinois Attorney General and the California Attorney General relating to the Security Incident. In addition, we are subject to governmental actions or investigations by the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the U.S. Securities and Exchange Commission, the Information Commissioner’s Office in the United Kingdom (the “ICO”) under the U.K. Data Protection Act 2018, the Office of the Australian Information Commissioner, the Office of the Privacy Commissioner of Canada, the Spanish Data Protection Authority and the Data Protection Commission of Ireland. (See Note 11 to our consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters.)

2021 Form 10-K	21

Blackbaud, Inc.
We may be named as a party in additional lawsuits, other claims may be asserted by or on behalf of our customers or their constituents, and we may be subject to additional governmental inquires, requests or investigations. Responding to and resolving these current and any future lawsuits, claims and/or investigations could result in material remedial and other expenses that will not be covered by insurance. Governmental authorities also may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Although we intend to defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims, lawsuits, inquiries and investigations.
In addition, any legislative or regulatory changes adopted in reaction to the Security Incident or other companies’ data breaches could require us to make modifications to the operation of our business that could have an adverse effect and/or increase or accelerate our compliance costs.
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. For example, we currently expect net cash outlays of $25 million to $35 million for ongoing legal fees related to the Security Incident for full year 2022. Although we carry insurance against certain losses related to the Security Incident, we exceeded the limit of that insurance coverage during the first quarter of 2022. As a result, we will be responsible for all expenses or other losses (including penalties, fines or other judgements) or all types of claims that may arise in connection with the Security Incident, which could materially and adversely affect our liquidity and results of operations. (See Note 11 to our consolidated financial statements included in this report.) If any such fines or penalties were great enough that we could not pay them through funds generated from operating activities and/or cause a default under our credit facility, we may be forced to renegotiate or obtain a waiver under our credit facility and/or seek additional debt or equity financing. Such renegotiation or financing may not be available on acceptable terms, or at all. In these circumstances, if we were unable to obtain sufficient financing, we may not be able to meet our obligations as they come due.
In addition, publicity or developments related to the Security Incident could in the future have a range of other adverse effects on our business or prospects, including causing or contributing to loss of customer confidence, reduced customer demand, reduced customer retention, strategic growth opportunities, and associated retention and recruiting difficulties, some or all of which could be material.
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
•We believe that a number of K-12 private schools, that would have ordinarily considered purchasing our cloud solutions for the 2021-2022 academic school year, have delayed their expenditure decisions due to the uncertainty of COVID-19.
•A number of our nonprofit customers have also been negatively impacted by the postponement or cancellation of mass-participation events, such as marathons and other endurance sporting events, galas, auctions and other fundraisers.

22	2021 Form 10-K

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
•reduced workforce availability and productivity due to potential health effects and concerns;
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

2021 Form 10-K	23

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
In addition, we routinely subject our various data protection processes and controls to voluntary third-party review, audit or reporting, including, for example, the American Institute of Certified Public Accountants’ System and Organization Controls reporting. Failure to conduct these voluntary data protection process and control reviews or to obtain and maintain audits or reports covering our data protection processes and controls may harm our reputation or our business prospects and our ability to market our solutions to our customers.
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
Complications with the design or implementation of our new global enterprise resource planning ("ERP") system could adversely affect our operations and operating results
We rely extensively on information systems and technology to manage our business and summarize our operating results. We have implemented a new ERP system, which replaced our previous core financial systems. The new ERP system was designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team. Failure in the design and implementation of the new ERP system could harm our business, financial condition and operating results. Additionally, failure in the design or implementation of the new ERP system as planned or if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively affected.

24	2021 Form 10-K

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
We incurred a substantial amount of indebtedness in connection with acquisitions, including our recent acquisition of EVERFI, Inc. (as described in Note 3) and the purchase of our global headquarters facility in 2020. As a result of this indebtedness, our interest payment obligations have increased. In addition, we have been named as a party in various lawsuits in connection with the Security Incident, other claims may be asserted by or on behalf of our customers or their constituents, and we are subject to various governmental inquires, requests or investigations. Responding to and resolving these current and any future lawsuits, claims and/or investigations could result in material remedial and other expenses. Although we intend to defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims, lawsuits, inquiries and investigations, which could require that we incur additional indebtedness to fund. (See Note 11 to our consolidated financial statements in this report for additional information regarding the Security Incident.)
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
•Reducing our currently available borrowing capacity or limiting our ability to borrow additional funds; and
•Decreasing our ability to compete effectively or operate successfully under adverse economic and industry conditions.
If we incur additional debt, these risks may intensify. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

2021 Form 10-K	25

Blackbaud, Inc.
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets could negatively affect our operating results.
As of December 31, 2021, we had $1.1 billion and $698.1 million of goodwill and intangible assets, respectively, which reflects an increase of $422.8 million and $457.4 million, respectively, as a result of our recent acquisition of EVERFI. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of an asset is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. Changes in circumstances that could indicate that the carrying value of goodwill or intangible assets may not be recoverable include declines in our stock price, market capitalization, cash flows and slower growth rates in our industry. We cannot accurately predict the likelihood or potential amount and timing of any impairment of goodwill or other intangible assets. An impairment of a significant portion of goodwill or intangible assets could materially and negatively affect our results of operations and financial condition.
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
Although our board of directors has authorized a stock repurchase program that does not have an expiration date, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program will diminish our cash reserves, which may impact our ability to finance future growth, to pursue possible future strategic opportunities and acquisitions and fund liabilities and expenses related to the Security Incident. (See Note 14 to our consolidated financial statements in this report for additional information related to our stock repurchase program.)
We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a charge against our earnings.
As of December 31, 2021, we had deferred tax assets of $137.4 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors. For example, during 2020, we recorded an increase in our valuation allowance attributable to state tax credit carryforwards for which we do not expect to realize benefit. (See Note 12 to our consolidated financial statements in this report for additional details.) If a deferred tax asset net of our valuation allowance was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made.

26	2021 Form 10-K

Blackbaud, Inc.
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
The effectiveness of our software solutions relies on our customers' storage and use of data concerning their customers, including financial, personally identifying or other sensitive data. Our customers' collection and use of this data for donor profiling, data analytics or communications outreach might raise privacy and data protection concerns and negatively impact the demand for our solutions and services. For example, our custom modeling and analytical services rely heavily on processing and using of data we gather from customers and various sources. Privacy and data protection laws could add restrictions or regulatory burdens, which could limit our ability to market and profit from those services.
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
Blackbaud, and some of our customers, are subject to the E.U. General Data Protection Regulation (“GDPR”), which became effective in the E.U. in May 2018 and its provisions continue to apply in the U.K. after Brexit by virtue of legislation incorporating the GDPR into U.K. data protection law, known as the "U.K. GDPR." The law requires companies to meet requirements regarding the handling of personal data, including rights such as the portability of personal data. We completed an extensive program of product and operational changes to address GDPR requirements and all future solutions sold to customers subject to GDPR must include GDPR features. The implementation of GDPR has affected our ability to offer some features and services to customers in the E.U. and U.K. Furthermore, actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase, which could impact us through increased costs or restrictions on our business, and noncompliance could result in significant regulatory penalties and legal liability.
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

2021 Form 10-K	27

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
We have been, and may in the future be subject to claims that the technologies in our solutions and services infringe upon the intellectual property or other proprietary rights of a third party. In addition, the vendors providing us with technology that we use in our own solutions could become subject to similar infringement claims. Although we believe that our solutions and services do not infringe any intellectual property or other proprietary rights, we cannot be certain that our solutions and services do not, or that they will not in the future, infringe intellectual property or other proprietary rights held by others. Any claims of infringement could cause us to incur substantial costs to defend against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts, or obtain a license to continue to use the technology and services that are the subject of the claim, and/or otherwise restrict or prohibit our use of the same. There can be no assurance that we would be able to obtain a license on commercially reasonable terms from the third party asserting any particular claim, or that we would be able to successfully develop alternative technology on a timely basis, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the solutions and services. In addition, we generally provide in our customer arrangements for certain solutions and services that we will indemnify our customers against third-party infringement claims relating to technology we provide to those customers, which could obligate us to pay damages if the solutions and services were found to be infringing. Infringement claims asserted against us, our vendors or our customers may have a material adverse effect on our business, prospects, financial condition and results of operations.
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

28	2021 Form 10-K

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
Changing domestic and international laws, government regulations and policies could adversely affect our business and operating results by increasing compliance costs, reducing customer demand for our solutions or damaging our reputation.
Certain of our solutions, in particular, our financial management and payment services solutions, relate to activity heavily regulated by government agencies in the U.S., the U.K. and other countries in which we operate. The laws and regulations enforced by these agencies are proposed or enacted to deter fraud and other illicit financial transactions and to protect consumers and the financial system and are often revised or increased in scope. We have procedures and controls in place to monitor compliance with numerous federal, state and foreign laws and regulations. However, because these laws and regulations are complex, differ between jurisdictions, and are often subject to interpretation, or as a result of unintended errors, we may, from time to time, inadvertently violate these laws and regulations. Compliance with these laws and regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, be subject to litigation, lose existing or new customer contracts or other business, and suffer damage to our reputation.
In addition, changes in certain laws, regulations or policies could impact our customers, alter our business environment and limit our operations. For example, various financial institutions subscribe to our EVERFI training solution, which they may then provide free of charge to schools in low-income and moderate-income communities as a means of satisfying their obligations under the Community Reinvestment Act of 1977, as amended (the “CRA”). Repeal or significant modification of the CRA or the many government agency regulations and policies implementing its provisions could cause financial institutions to limit or eliminate their purchases of these EVERFI solutions and thereby negatively impact our operating results and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

2021 Form 10-K	29

Blackbaud, Inc.
ITEM 2. PROPERTIES
We own our LEED Gold certified global headquarters facility in Charleston, South Carolina, which consists of approximately 172,000 square feet. We believe that it is in good operating condition and adequately serves our current business operations.
In October 2021, we made the decision to permanently close our fixed office locations (with the exception of our global headquarters facility), effective in December 2021. This change was intended to align our real estate footprint with our transition to a remote-first workforce. We enter into arrangements for smaller more flexible workspaces where necessary.
As discussed above, in December 2021, we acquired EVERFI and assumed a lease for office space in Washington, D.C.
ITEM 3. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 11 to our consolidated financial statements in this report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

30	2021 Form 10-K

Blackbaud, Inc.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “BLKB.” As of February 22, 2022, there were approximately 173 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock. On February 22, 2022, the closing price of our common stock was $61.69.

Stock Performance Graph
The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index. The graph covers the most recent five-year period ended December 31, 2021. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2016, and that all dividends are reinvested.

December 31,	2016	2017	2018	2019	2020	2021
Blackbaud, Inc.	$100.00	$148.49	$99.37	$126.50	$91.63	$125.73
Nasdaq Composite Index	100.00	129.64	125.96	172.17	249.51	304.85
Nasdaq Computer & Data Processing Index	100.00	139.43	142.28	199.78	286.00	372.90

2021 Form 10-K	31

Blackbaud, Inc.

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended December 31, 2021 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
Beginning balance, October 1, 2021				$110,646
October 1, 2021 through October 31, 2021	138,785	$72.51	138,785	100,583
November 1, 2021 through November 30, 2021	4,903	79.94	—	100,583
December 1, 2021 through December 31, 2021	—	—	—	250,000
Total	143,688	$72.76	138,785	$250,000
(1)Includes 4,903 shares in November withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program to authorize us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date.

Dividends
Our Board of Directors had previously adopted a dividend policy which reflected an intention to distribute to our stockholders a portion of the cash generated by our business that exceeds our operating needs and capital expenditures as regular quarterly dividends.
As a part of a series of measures to better enable us to weather the extraordinary business challenges occasioned by COVID-19 and further effect our long-term strategy to deliver the greatest value to our stockholders, we announced on April 6, 2020 that our Board of Directors had rescinded its previously announced policy to pay an annual dividend at a rate of $0.48 per share of common stock and discontinued the declaration and payment of all cash dividends beginning with the second quarter of 2020 and thereafter until such time, if any, as the Board of Directors may determine in its sole discretion. As a result, we paid a first quarter dividend of $0.12 per share in 2020 resulting in aggregate dividend payments to stockholders of $6.0 million, but no further dividends were declared or paid in 2020 or 2021. We currently do not anticipate declaring or paying any cash dividends for the foreseeable future.
ITEM 6. [RESERVED]

32	2021 Form 10-K

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, higher education institutions, K–12 schools, healthcare organizations, faith communities, arts and cultural organizations, foundations, companies and individual change agents—we connect and empower organizations and individuals to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility (CSR) and environmental, social and governance (ESG), school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for more than four decades, we are a remote-first company headquartered in Charleston, South Carolina, with operations in the United States, Australia, Canada, Costa Rica and the United Kingdom. During 2021, we had nearly 40,000 customers with contractual billing arrangements and nearly 100,000 customers that paid us through transactional fees. Through our customers and our solutions, we support millions of users and we connect millions of supporters to over 150,000 organizations and causes in over 100 countries.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; (ii) providing payment and transaction services; (iii) providing software maintenance and support services; and (iv) providing professional services, including implementation, consulting, training, analytic and other services.
COVID-19 Impact
The economic impact of COVID-19 on the social good industry remains somewhat uncertain, although we are seeing signs of recovery in the industry. We believe the COVID-19 pandemic has accelerated the shift to a digital-first world. The percentage of giving done online grew by approximately 40% in 2020 with roughly a quarter of that giving taking place on mobile devices. If our existing and prospective customers remain cautious in their purchase decisions, our operating environment may continue to be challenging. Notwithstanding these conditions, we remain focused on continuing to execute our four-point strategy and strengthening our leadership position.
Four-Point Growth Strategy

1	Expand Total Addressable Market

2	Lead with World Class Teams and Operations

3	Delight Customers with Innovative Cloud Solutions

4	Focus on Employees, Culture and ESG Initiatives
1.Expand TAM
In December 2021, we doubled our TAM when we acquired EVERFI, an industry leader in global social impact technology. Adding EVERFI advances our position as a leader in the rapidly evolving ESG and CSR spaces and offers cross-selling and upselling opportunities through complementary product offerings with YourCause solutions. Our TAM now stands at over $20 billion, and we remain active in the evaluation of opportunities to further expand our addressable market through acquisitions and internal product development.

2021 Form 10-K	33

Blackbaud, Inc.
2.Lead with World Class Teams and Operations
We have been investing in sales and marketing to better address our market opportunity with a focus on digital lead generation. One way we are equipping our salesforce to be more effective is by investing in the necessary technology and resources to efficiently drive an increased number of quality leads and better cover our large addressable market. We have implemented software tools to enhance our digital footprint and drive lead generation across the company. We are taking a multi-touch attribution approach to measuring the effectiveness of our marketing campaigns to drive efficiency in our go-to-market efforts and improve returns on our marketing dollars. This is just one of many examples of how we are optimizing our structure, tools and processes to better address our large vertical market opportunities. We have also taken lessons learned throughout the pandemic and re-evaluated elements of our go-to-market strategy with a digital-first mindset, and we have a significant opportunity to leverage the investments into digital to reduce our customer acquisition cost and increase our sales velocity, ultimately, driving a more scalable and cost-effective go-to-market model.
3.Delight Customers with Innovative Cloud Solutions
This strategy reflects our relentless focus on driving value and outcomes for our customers through our solutions. Blackbaud SKY®, our platform for cloud innovation, is a core tenant of this strategy and continues to power an elevated level of innovation by our engineers. It is also enabling our growing ecosystem of partners who are also passionate about social good, to extend and expand the capabilities available to our customers. During 2021, we continued making critical investments in research and development. Through our commitment to giving customers the flexibility to benefit, not just from Blackbaud's innovation, but the innovation happening outside of our walls, we developed more tools designed to create new capabilities that extend Blackbaud solutions. We now have over 6,000 non-Blackbaud developers registered in our ecosystem and we have seen substantial growth in the Blackbaud marketplace, where over 6,500 organizations have found a curated app to help them work smarter. Some of the use cases we have seen in the market include: an app that integrates Shopify with Raiser's Edge NXT and a new API integrating YourCause with Workday, enabling our customers to easily connect employee data into the YourCause platform for more effective employee engagement. We have also enabled non developers with low-code or no-code tools, such as our Microsoft Power Platform connector, to build automated workflows with our APIs without having to be seasoned developers, and we continue to innovate as online gifts become a greater share of our customers' total donations.
The customers we serve require vertical specific business solutions to automate their operations. In 2021, we released a variety of enhancements enabling them to maximize their time, team, and relationships, including substantial updates to Blackbaud Grantmaking and a significant release for accounts receivable functionality in Blackbaud Financial Edge NXT is now with early adopters.
4.Focus on Employees, Culture and ESG Initiatives
During the first quarter of 2021, we elevated a specific strategy focused on our employees, culture and ESG initiatives. This is not new for us. It is something that is in our DNA and is a big advantage as we look to attract and retain top talent. This is evident in our 2020 social responsibility report, which was released in April 2021. We are fully committed to continuing to create a diverse and inclusive environment at all levels of the organization. Early in 2021, we established an ESG Steering Committee with our CEO as the executive sponsor, and Board of Directors involvement. During the first quarter of 2021, we also joined the United Nations Global Compact. Building on our culture of innovation, we launched a new ideation initiative called "Imagine Week," inviting employees across the globe to pitch their ideas directly to the executive leadership team. Employees at every level and length of tenure in the company made proposals ranging from fundraising to customer service improvements. These ideas are making their way into our go-forward plans. In addition, we recently decided, effective in December 2021, to permanently close our fixed office locations (with the exception of our global headquarters facility in Charleston, South Carolina) to align our real estate footprint with our transition to a remote-first workforce. We enter into arrangements for smaller more flexible workspaces where necessary. This decision did not include EVERFI's office locations.

34	2021 Form 10-K

Blackbaud, Inc.
Financial Summary

Total Revenue ($M)	Income from Operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $14.5 million during 2021, driven largely by the following:

+
Growth in recurring revenue related to increase in transactional revenue from the continued shift toward virtual fundraising and online charitable giving and, to a lesser extent, early progress in initiatives to bring our pricing in line with the market; also included in the increase in recurring revenue is an increase related to fluctuations in foreign currency exchange rates of $8.6 million

-	Decrease in one-time consulting revenue due primarily to less implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services.
-	Decrease in one-time analytics revenue as analytics are generally integrated in our cloud solutions
For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 44.

2021 Form 10-K	35

Blackbaud, Inc.
Income from operations decreased by $12.3 million during 2021, driven largely by the following:

-
Increase in stock-based compensation expense of $33.1 million due to:
•Certain changes to our compensation program that are expected to cause stock-based compensation expense to remain higher than historical levels, including:
◦replacement of our annual cash bonus plans with a short-term performance-based equity award plan
◦decrease in the vesting period for our annual long-term incentive time-based equity awards from 4 years (1/4 per year) to 3 years (1/3 per year), beginning in February 2021; and
◦replacement of cash sign-on and retention bonuses with time-based equity awards.
•Increases in the grant date fair values of our annual equity awards granted to employees; and
•Overall Company performance against 2020 and 2021 goals.

-	Increase in transaction-based costs of $9.6 million related to payment services integrated in our cloud solutions
-
Increases in third-party contractor and hosting costs of $6.9 million and $3.4 million, respectively, as we continue to migrate our cloud infrastructure to leading public cloud service providers and invest in security

-	Increase in corporate costs of $3.5 million primarily related to increases in third-party consulting fees and insurance costs, partially offset by a decrease in bad debt expense
-	Increase in marketing costs of $3.5 million primarily due to investments in digital marketing and, to a lesser extent, incremental spending on advertising campaigns
-	Increase in acquisition-related expenses and integration costs of $2.8 million
+	Increase in total revenue, as described above
+	Decrease in real estate activity costs of $11.2 million due to our workforce strategy changes made in the third quarter of 2020
+
Decrease in rent expense of $9.2 million related to the purchase of our global headquarters facility during the third quarter of 2020 and our exit of certain other office leases globally during the second half of 2020 in-line with the changes to our workforce strategy at that time

+	Decrease in amortization of intangible assets from business combinations of $4.8 million
+
Decrease in compensation costs other than stock-based compensation of $3.5 million primarily due to a decrease in headcount, partially offset by base salary merit increases in July 2021 and the return of our 401(k)-match program effective January 1, 2021

+	Decrease in travel costs of $3.5 million due to our restriction on non-essential employee travel in response to the COVID-19 pandemic
+	Decrease in employee severance of $3.4 million, related to a modest and targeted headcount reduction during the three months ended June 30, 2020, in response to the COVID-19 pandemic
We are continuing to make critical investments in the business in areas such as digital marketing, engineering, security, customer success and our continued shift of cloud infrastructure to leading public cloud service providers. While we are making good progress, some of these investments have pushed into early 2022, particularly in areas where we are increasing headcount.

36	2021 Form 10-K

Blackbaud, Inc.

Customer retention

Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides a better representation of our customers' overall behavior. During 2021 and 2020, approximately 93% of our customers with recurring revenue contracts were retained. This customer retention rate reflects our efforts to rationalize our portfolio of solutions and migrate customers from legacy solutions towards our next generation cloud solutions. We are investing in innovation, which we believe will increase customer retention over the long-term.
Balance sheet and cash flow
At December 31, 2021, our cash and cash equivalents were $55.1 million and the carrying amount of our debt under the 2020 Credit Facility was $895.6 million. Our net leverage ratio was 3.31 to 1.00.
During 2021, we generated $213.7 million in cash flow from operations and had a net increase in borrowings of $429.2 million, which was primarily used to finance our acquisition of EVERFI on December 31, 2021. Additionally, we returned $108.4 million to stockholders by way of share repurchases and had aggregate cash outlays of $52.2 million for purchases of property and equipment and capitalized software development costs.
Security Incident update
As discussed in Note 11 to our consolidated financial statements included in this report, total costs related to the Security Incident have exceeded the limit of our insurance coverage during the first quarter of 2022. Accordingly, we expect that the Security Incident will negatively impact our GAAP profitability and GAAP cash flow for the foreseeable future (see discussion regarding non-GAAP adjusted free cash flow on page 51). For full year 2022, we currently expect net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees, are expensed as incurred. We have not recorded a liability for a loss contingency related to the Security Incident as of December 31, 2021 because we are unable at this time to reasonably estimate the possible loss or range of loss.

2021 Form 10-K	37

Blackbaud, Inc.

Results of Operations
Reportable segment
We report our operating results and financial information in one operating and reportable segment. See Note 16 of our consolidated financial statements in this report for additional information.
Comparison of 2021 vs. 2020 and 2020 vs. 2019
Acquisitions
During 2021 and 2019, we acquired companies that provided us with strategic opportunities to expand our TAM and share of the philanthropic giving market through the integration of complementary solutions and services to serve the changing needs of our customers. The following are the companies we acquired and their respective acquisition dates:
•EVERFI, Inc. ("EVERFI") on December 31, 2021
•YourCause Holdings, LLC ("YourCause") on January 2, 2019
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisitions. In accordance with applicable accounting rules, we determined that the impact of the EVERFI and YourCause acquisitions were not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented. See Note 3 to our consolidated financial statements in this report for a summary of these acquisitions.
Revenue and Cost of Revenue

Recurring
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
Recurring revenue is comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, hosting services, payment services, online training programs and subscription-based analytic services. Recurring revenue also includes fees from maintenance services for our on-premises solutions, services included in our renewable subscription contracts, retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and variable transaction revenue associated with the use of our solutions.
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

38	2021 Form 10-K

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

2021 vs. 2020
Recurring revenue increased by $30.1 million, or 3.5%, driven primarily by the following:

+
Increase in transactional revenue of $20.0 million primarily due to the continued shift toward virtual fundraising and online charitable giving; also included in the increase in transactional revenue is an increase related to fluctuations in foreign currency exchange rates of $4.7 million

+
Increase in contractual recurring revenue of $10.1 million related to the performance of our cloud solutions and early progress in initiatives to bring our pricing in line with the market, partially offset by a decrease in maintenance revenue as customers migrate to our cloud solutions; also included in the increase in contractual recurring revenue is an increase related to fluctuations in foreign currency exchange rates of $3.9 million

For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 44.
Cost of recurring revenue increased by $21.1 million, or 5.7%, driven primarily by the following:

+
Increase in compensation costs of $10.3 million primarily related to stock-based compensation due to the factors discussed above on page 36 and a shift in resources historically supporting one-time services and other towards recurring revenue

+	Increase in transaction-based costs of $9.6 million related to payment services integrated in our cloud solutions
+	Increase in third-party contractor and hosting costs of $7.8 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security
-	Decrease in amortization of intangible assets from business combinations of $3.7 million
-	Decrease in rent expense of $1.3 million largely due to a decrease in leased hardware, including servers, network gear and storage
-	Decrease in amortization of software development costs of $0.8 million
Recurring gross margin decreased by 0.9% primarily due to the increase in cost of recurring revenue outpacing the increase in recurring revenue.

2020 vs. 2019
Recurring revenue increased by $19.1 million, or 2.3%, driven primarily by the following:

+	Increase in transactional revenue of $18.3 million, including an accelerated shift toward virtual and online fundraising and charitable giving related to COVID-19
+	Increase in contractual recurring revenue of $15.5 million related to positive demand from customers across our portfolio of cloud solutions
-	Decrease in maintenance revenue of $14.7 million primarily related to our continuing efforts to migrate customers from legacy on-premises solutions onto our solutions powered by Blackbaud SKY, our modern cloud platform

2021 Form 10-K	39

Blackbaud, Inc.
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
Cost of recurring revenue increased by $11.7 million, or 3.3%, driven primarily by the following:

+	Increase in transaction-based costs of $7.5 million related to payment services integrated in our cloud solutions
+	Increase in amortization of software development costs of $6.8 million due to investments made on innovation, quality and the integration of our cloud solutions
+	Impairment charge of $4.3 million during the three months ended June 30, 2020, against certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to accelerate the end of customer support for certain solutions.
+	Increase in hosting and data center costs of $3.8 million as we are migrating our cloud infrastructure to leading public cloud service providers
-	Decrease in amortization of intangible assets from business combinations of $5.7 million
-	Decrease in compensation costs primarily associated with the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards, which were recognized as stock-based compensation expense between May 1, 2020 and May 1, 2021. These awards were earned and became eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us
-	Decrease in costs associated with certain retained and managed services contracts for which revenue is included in one-time services and other revenue beginning January 1, 2020, as discussed above
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

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)

40	2021 Form 10-K

Blackbaud, Inc.
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

2021 vs. 2020
One-time services and other revenue decreased by $15.6 million, or 24.9%, driven primarily by the following:

-
Decrease in one-time consulting revenue of $10.5 million due primarily to less implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services.

-	Decrease in one-time analytics revenue of $4.2 million as analytics are generally integrated in our cloud solutions
-	Decrease in onsite training revenue of $0.7 million due to COVID-19
Cost of one-time services and other decreased $6.0 million or 10.3%, primarily driven by the following:

-	Decrease in allocated costs of $2.0 million primarily related to a decrease in rent expense, as discussed below in General and Administrative
-	Decrease in third-party contractor costs of $1.5 million, primarily due to a decrease in partners delivering services
-
Decrease in compensation costs other than stock-based compensation of $1.1 million largely due to a decrease in headcount, as well as a shift in resources historically supporting one-time services and other towards recurring revenue

-	Decreases in amortization intangible assets from business combinations and employee severance
One-time services and other gross margin decreased by 18.3%, primarily due to the significant reductions in one-time consulting and analytics revenue discussed.

2020 vs. 2019
One-time services and other revenue decreased by $6.3 million, or 9.2%, driven primarily by the following:

+	Increase in the mix of retained and managed services contracts we present in one-time services and other. Revenue from retained and managed service contracts that we do not expect to have a term consistent with our cloud solution contracts is included in one-time services and other revenue beginning January 1, 2020. This change in presentation resulted in an increase to one-time services and other revenue and an offsetting decrease in recurring revenue of $16.7 million during the twelve months ended December 31, 2020.
-	Decrease in one-time consulting revenue of $12.1 million primarily from less one-time sales related to changes in our compensation plans to place greater emphasis on subscription sales of our cloud solutions. Services increasingly being embedded in our renewable cloud solution contracts also contributed to the decrease in one-time services revenue. Our embedded services are recorded as recurring revenue.
-	Decrease in one-time analytics revenue of $4.2 million as analytics are generally integrated in our cloud solutions
-	Decrease in conference revenue of $3.6 million as our annual conference, bbcon, was held virtually and provided free of charge
-	Decrease in onsite training revenue of $1.3 million due to COVID-19

2021 Form 10-K	41

Blackbaud, Inc.
Cost of one-time services and other decreased $2.1 million or 3.4%, primarily driven by the following:

+	Increase in compensation costs of $3.4 million primarily related to an increase in stock-based compensation expense as we replaced our 2020 cash bonus plans and annual merit-based salary increases for our employees with grants of equity awards
-	Decrease of $4.2 million in costs related to providing our annual user conference, bbcon, virtually
-	Insignificant decrease in travel costs due to our restriction on non-essential employee travel in response to COVID-19
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

42	2021 Form 10-K

Blackbaud, Inc.

2021 vs. 2020
Sales, marketing and customer success expenses decreased by $23.4 million, or 11.2%. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-	Decrease in compensation costs other than stock-based compensation of $20.7 million primarily due to the targeted reduction in sales headcount during the second quarter of 2020, as discussed above
-
Decrease in allocated costs of $7.0 million primarily related to a decrease in rent expense and the impact of the targeted reduction in sales headcount during the second quarter of 2020, as discussed above

-	Decrease in travel costs of $1.9 million due to our restriction on non-essential employee travel in response to the COVID-19 pandemic, which went into effect during March 2020
-
Decrease in commissions expense of $1.9 million related to a decrease in overall commissionable bookings during 2020 due to the COVID-19 pandemic and a decrease in commissionable one-time services and other bookings during 2021

+	Increase in stock-based compensation costs of $4.8 million due to the factors discussed beginning on page 36
+	Increase in advertising costs of $3.5 million primarily due to incremental spending on advertising campaigns and investments in digital marketing

2020 vs. 2019
Sales, marketing and customer success expenses decreased by $14.4 million, or 6.4%. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-
Decrease in compensation costs of $6.5 million primarily related to the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards, which were recognized as stock-based compensation expense between May 1, 2020 and May 1, 2021. These awards were earned and became eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us

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

2021 vs. 2020
We continue to make investments to delight our customers with innovative cloud solutions. Research and development expense increased by $24.4 million, or 24.4%. The increases in dollars and as a percentage of total revenue were primarily driven by the following:

+	Increase in compensation costs of $18.9 million primarily related to our increased engineering hiring and, to a lesser extent, stock-based compensation due to the factors discussed above on page 36
+	Increase in third-party contractor costs of $3.5 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security
+	Decrease in software development costs of $2.1 million that were required to be capitalized under the internal-use software guidance

2021 Form 10-K	43

Blackbaud, Inc.
Not included in research and development expense for 2021 and 2020 were $39.4 million and $41.5 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized software development costs associated with our cloud solutions are subsequently amortized to cost of subscriptions revenue over the related asset's estimated useful life, which generally range from three to seven years. We expect that the amount of software development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality, security and the integration of our solutions, which we believe will drive long-term revenue growth.

2020 vs. 2019
Research and development expenses decreased by $6.0 million, or 5.7%. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-
Decrease in compensation costs of $5.8 million primarily associated with the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards, which were recognized as stock-based compensation expense between May 1, 2020 and May 1, 2021. These awards were earned and became eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us

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
During the third quarter of 2020, we adjusted our workforce strategy to provide more flexibility for our employees to work remotely. As a result, during the three months ended September 30, 2020, we reduced the estimated useful lives of our operating lease ROU assets for certain of our office locations we expected to exit, which resulted in an increase in operating lease costs during the third and fourth quarters of 2020. For these same office locations, we also reduced the estimated useful lives of certain facilities-related fixed assets, which resulted in an increase in depreciation expense. We incurred approximately $23.1 million of pre-tax costs related to these real estate activities during the third and fourth quarters of 2020.
In October 2021, we made the decision to permanently close our fixed office locations (with the exception of our global headquarters facility in Charleston, South Carolina), effective in December 2021. This change was intended to align our real estate footprint with our transition to a remote-first workforce. We enter into arrangements for smaller more flexible workspaces where necessary. As a result, during the three months ended December 31, 2021, we reduced the estimated useful lives of our operating lease ROU assets for certain of our office locations we expected to exit, which resulted in incremental operating lease costs during the fourth quarter of 2021. For these same office locations, we also reduced the estimated useful lives of certain facilities-related fixed assets, which resulted in incremental depreciation expense during the fourth quarter of 2021. During the three months ended December 31, 2021, we also recorded impairments of operating lease ROU assets and certain facilities-related fixed assets we have ceased using as a result of our adjusted workforce strategy. These impairment charges are reflected in general and administrative expense. We incurred approximately $12.5 million of pre-tax costs related to these real estate activities during the fourth quarter of 2021.

44	2021 Form 10-K

Blackbaud, Inc.

2021 vs. 2020
General and administrative expenses increased by $11.4 million, or 8.5%. The increases in dollars and as a percentage of total revenue were primarily driven by the following:

+	Increase in stock-based compensation costs of $13.2 million due to the factors discussed above on page 36
+	Increase in compensation expense, excluding stock-based compensation costs, of $4.3 million due to base salary merit increases on July 2021, as well as an increase in headcount
+	Increase in corporate costs of $3.9 million primarily related to increases in third-party consulting fees and insurance costs, partially offset by decreases in bad debt expense
+	Increases in amortization expense of capitalized cloud computing implementation costs and third-party contractor costs of $1.0 million and $0.6 million, respectively
-	Decrease in real estate activity costs of $7.7 million due to our workforce strategy changes made in the third quarter of 2020
-
Decrease in rent expense, net of allocated costs, of $2.4 million primarily related to the purchase of our global headquarters facility during the third quarter of 2020 and our exit of certain other office leases globally during the second half of 2020 in-line with changes to our workforce strategy at that time

-	Decreases in depreciation expense and travel costs of $1.9 million and $0.9 million, respectively

2020 vs. 2019
General and administrative expenses increased by $21.4 million, or 18.9%. The increases in dollars and as a percentage of total revenue were primarily driven by the following:

+	Increase in real estate activity costs of $23.1 million due to our workforce strategy changes in response to COVID-19, as discussed above
+	Increase in corporate costs $5.9 million primarily related to an increase in bad debt expense
-	Decrease in rent expense of $4.1 million primarily related to the purchase of our global headquarters facility, see Note 7 to our consolidated financial statements in this report
-	Decrease in travel costs of $2.4 million due to our restriction on non-essential employee travel in response to COVID-19
-
Decrease in compensation costs of $1.8 million primarily related to the decision to replace our 2020 cash bonus plans with grants of performance-based equity awards, which were recognized as stock-based compensation expense between May 1, 2020 and May 1, 2021. These awards were earned and became eligible for vesting on May 1, 2021 subject to meeting certain performance conditions and the recipient's continued employment with us

Restructuring
During 2017, in an effort to further our organizational objectives including, improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. We substantially completed our facilities optimization restructuring plan as of December 2019. During the year ended December 31, 2019, we incurred $5.8 million, in before-tax restructuring charges related to these activities. Such charges during the years ended December 31, 2021 and 2020 were insignificant.
Restructuring costs incurred prior to our adoption of ASU 2016-02 Leases (Topic 842) ("ASU 2016-02") on January 1, 2019 consisted primarily of costs to terminate lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as insignificant costs to relocate affected employees and write-off facilities-related fixed assets that we would no longer use.

2021 Form 10-K	45

Blackbaud, Inc.
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
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

2021 vs. 2020
Interest expense increased during 2021 when compared to 2020, primarily due to the Real Estate Loans assumed for the purchase of our global headquarters facility in August 2020 and the deferred financing costs and debt discount associated with the 2020 Credit Facility, which was entered into in October 2020. We expect interest expense as well as interest expense as a percentage of total revenue to increase in 2022 as a result of our acquisition of EVERFI in December 2021.

2020 vs. 2019
Interest expense decreased in dollars and as a percentage of revenue during 2020, when compared to 2019, primarily due to a decrease in our average daily borrowings. Our acquisition of YourCause in January 2019 drove the increase in borrowings during 2019 and no business acquisitions were made in 2020.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	Timing of recognition	December 31, 2021	December 31, 2020	Change
Recurring	Over the period billed in advance, generally one year	$360.9	$303.8	18.8%
One-time services and other	As services are delivered	17.9	13.1	36.6%
Total deferred revenue(1)		378.7	316.9	19.5%
Less: Long-term portion		4.2	4.7	(9.2)%
Current portion(1)		$374.5	$312.2	19.9%
(1)The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.

46	2021 Form 10-K

Blackbaud, Inc.
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
Deferred revenue from recurring revenue contracts as well as one-time services and other increased during 2021, primarily due to the inclusion of EVERFI deferred revenue balances and, to a much lesser extent, early progress in initiatives to bring our pricing in line with the market.
We have acquired businesses whose net tangible assets include deferred revenue. Prior to our adoption of Accounting Standards Update ("ASU") 2021-08 Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08") effective October 1, 2021 (See Note 2 to our consolidated financial statements in this report), and in accordance with historical GAAP reporting requirements, we recorded write-downs of deferred revenue from customer arrangements predating the acquisition to fair value, which resulted in lower recorded deferred revenue as of the acquisition date than the actual amounts paid in advance for solutions and services under those customer arrangements. Therefore, our deferred revenue after the historical acquisitions did not reflect the full amount of deferred revenue that would have been reported if the acquired deferred revenue was not written down to fair value. Further explanation of this impact is included below under the caption "Non-GAAP financial measures".
Income Taxes

Income tax provision (benefit) ($M)
Percentages indicate effective income tax rates

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
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the U.K., Australia, Ireland and Costa Rica. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2018 through 2021, as well as state and foreign income tax examinations for various years depending on statute of limitations of those jurisdictions.
We have taken federal and state tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2021 was insignificant.

2021 Form 10-K	47

Blackbaud, Inc.
We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

2021 vs. 2020
The decrease in our effective income tax rate in 2021 when compared to 2020, was primarily due to prior year increase in valuation allowance attributable to state tax credit carryforwards for which we do not expect to realize benefit. Furthermore, our 2021 effective income tax rate was positively impacted by increased benefit attributable to stock-based compensation deduction and a reduction to unrecognized tax benefit as a result of IRS audit settlement and statute of limitation lapses offset against negative impacts of the U.K.-enacted tax rate increase and increase in non-deductible compensation.
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective income tax rate, was $3.2 million and $4.2 million at December 31, 2021 and December 31, 2020, respectively.

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
We have acquired businesses whose net tangible assets include deferred revenue. Prior to our adoption of ASU 2021-08 effective October 1, 2021 (See Note 2 to our consolidated financial statements in this report) and in accordance with historical GAAP reporting requirements, we recorded write-downs of deferred revenue under arrangements predating the acquisition to fair value, which resulted in lower recognized revenue than the contributed purchase price until the related obligations to provide services under such arrangements are fulfilled. Therefore, our GAAP revenues after the historical acquisitions did not reflect the full amount of revenue that would have been reported if the acquired deferred revenue was not written down to fair value. The non-GAAP measures described below reverse the acquisition-related deferred revenue write-downs so that the full amount of revenue booked by the acquired companies is included, which we believe provides a more accurate representation of a revenue run-rate in a given period and, therefore, provides more meaningful comparative results.
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

48	2021 Form 10-K

Blackbaud, Inc.

	Years ended December 31,
(dollars in millions, except per share amounts)	2021	Change	2020	Change	2019
GAAP Revenue	$927.7	1.6%	$913.2	1.4%	$900.4
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down(1)	—	—%	—	(100.0)%	1.9
Non-GAAP revenue(2)	$927.7	1.6%	$913.2	1.2%	$902.4

GAAP gross profit	$484.5	(0.1)%	$485.2	0.7%	$482.0
GAAP gross margin	52.2%		53.1%		53.5%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down(1)	—	—%	—	(100.0)%	1.9
Add: Stock-based compensation expense	20.0	49.2%	13.4	297.3%	3.4
Add: Amortization of intangibles from business combinations	34.8	(10.7)%	39.0	(13.0)%	44.8
Add: Employee severance	—	(96.8)%	0.9	(25.7)%	1.2
Subtotal(2)	54.8	2.9%	53.2	3.8%	51.3
Non-GAAP gross profit(2)	$539.3	0.2%	$538.4	1.0%	$533.3
Non-GAAP gross margin	58.1%		59.0%		59.1%

GAAP income from operations	$24.9	(33.1)%	$37.2	37.2%	$27.1
GAAP operating margin	2.7%		4.1%		3.0%
Non-GAAP adjustments:
Add: Acquisition-related deferred revenue write-down(1)	—	—%	—	(100.0)%	1.9
Add: Stock-based compensation expense	120.4	38.0%	87.3	48.8%	58.6
Add: Amortization of intangibles from business combinations	37.0	(11.6)%	41.9	(16.4)%	50.1
Add: Employee severance	1.5	(69.0)%	4.9	10.2%	4.4
Add: Acquisition-related integration costs	(0.1)	(7.5)%	(0.1)	(105.6)%	2.4
Add: Acquisition-related expenses	3.2	800.3%	0.4	(69.6)%	1.2
Add: Restructuring and other real estate activities	12.1	(48.0)%	23.3	301.0%	5.8
Add: Security Incident-related costs, net of insurance(3)	1.8	100.0%	—	—%	—
Subtotal(2)	175.9	11.7%	157.5	26.6%	124.4
Non-GAAP income from operations(2)	$200.8	3.1%	$194.8	28.5%	$151.6
Non-GAAP operating margin	21.6%		21.3%		16.8%

GAAP income before provision for income taxes	$7.1	(67.2)%	$21.6	104.2%	$10.6
GAAP net income	$5.7	(26.2)%	$7.7	(35.2)%	$11.9
Shares used in computing GAAP diluted earnings per share	48,230,438	(1.0)%	48,696,341	0.8%	48,312,271
GAAP diluted earnings per share	$0.12	(25.0)%	$0.16	(36.0)%	$0.25
Non-GAAP adjustments:
Add: GAAP income tax provision (benefit)	1.4	(90.0)%	13.9	(1,150.4)%	(1.3)
Add: Total Non-GAAP adjustments affecting loss from operations	175.9	11.7%	157.5	26.6%	124.4
Non-GAAP income before provision for income taxes	183.0	2.1%	179.1	32.7%	135.0
Assumed non-GAAP income tax provision(4)	36.6	2.1%	35.8	32.7%	27.0
Non-GAAP net income(2)	$146.4	2.1%	$143.3	32.7%	$108.0

Shares used in computing Non-GAAP diluted earnings per share	48,230,438	(1.0)%	48,696,341	0.8%	48,312,271
Non-GAAP diluted earnings per share	$3.04	3.4%	$2.94	31.3%	$2.24
(1)We early adopted ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers in the fourth quarter of 2021. See Note 2 for additional details.
(2)The individual amounts for each year may not sum to non-GAAP revenue, subtotal, non-GAAP gross profit, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(3)Includes Security Incident-related costs incurred during the twelve months ended December 31, 2021 of $40.6 million net of probable insurance recoveries during the same period of $38.7 million. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims. Not included in this adjustment were costs associated with enhancements to our cybersecurity program.
(4)We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.

2021 Form 10-K	49

Blackbaud, Inc.
Non-GAAP organic revenue growth
In addition, we use non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis and non-GAAP organic recurring revenue growth, in analyzing our operating performance. We believe that these non-GAAP measures are useful to investors, as a supplement to GAAP measures, for evaluating the periodic growth of our business on a consistent basis. Each of these measures of non-GAAP organic revenue growth excludes incremental acquisition-related revenue attributable to companies acquired in the current fiscal year. For companies, if any, acquired in the immediately preceding fiscal year, each of these non-GAAP organic revenue growth measures reflects presentation of full year incremental non-GAAP revenue derived from such companies as if they were combined throughout the prior period. In addition, each of these non-GAAP organic revenue growth measures excludes prior period revenue associated with divested businesses. The exclusion of the prior period revenue is to present the results of the divested businesses within the results of the combined company for the same period of time in both the prior and current periods. We believe this presentation provides a more comparable representation of its current business’ organic revenue growth and revenue run-rate.
As a result of our adoption of ASU 2021-08 effective October 1, 2021 (See Note 2 to our consolidated financial statements in this report), our calculations of non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis and non-GAAP organic recurring revenue growth, will no longer include the non-GAAP revenue attributable to acquired companies, as if there were no acquisition-related write-downs of acquired deferred revenue to fair value as required by historical GAAP.

	Years ended December 31,
(dollars in millions)	2021	2020
GAAP revenue	$927.7	$913.2
GAAP revenue growth	1.6%
(Less) Add: Non-GAAP acquisition-related revenue(1)	—	—
Non-GAAP organic revenue(2)	$927.7	$913.2
Non-GAAP organic revenue growth	1.6%

Non-GAAP organic revenue(2)	927.7	913.2
Foreign currency impact on Non-GAAP organic revenue(3)	(9.2)	—
Non-GAAP organic revenue on constant currency basis(3)	$918.6	$913.2
Non-GAAP organic revenue growth on constant currency basis	0.6%

GAAP recurring revenue	$880.9	$850.7
GAAP recurring revenue growth	3.5%
(Less) Add: Non-GAAP acquisition-related revenue(1)	—	—
Non-GAAP organic recurring revenue	$880.9	$850.7
Non-GAAP organic recurring revenue growth	3.5%
(1)Non-GAAP acquisition-related revenue excludes incremental acquisition-related revenue calculated in accordance with GAAP that is attributable to companies acquired in the current fiscal year. For companies acquired in the immediately preceding fiscal year, non-GAAP acquisition-related revenue reflects presentation of full-year incremental non-GAAP revenue derived from such companies, as if they were combined throughout the prior period.
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

50	2021 Form 10-K

Blackbaud, Inc.
Rule of 40
Rule of 40 is defined as non-GAAP organic revenue growth plus non-GAAP adjusted EBITDA margin. Non-GAAP adjusted EBITDA is defined as GAAP net income plus interest, net; income tax provision (benefit); depreciation; amortization of intangible assets from business combinations; amortization of software development costs; stock-based compensation; acquisition-related integration costs; acquisition-related expenses; employee severance; restructuring and other real estate activities; and Security Incident-related costs.

	Years ended December 31,
(dollars in millions)	2021	2020
GAAP net income	$5.7	$7.7
Non-GAAP adjustments:
Add: Interest, net	17.6	15.6
Add: GAAP income tax (benefit) provision	1.4	13.9
Add: Depreciation(1)	12.7	14.6
Add: Amortization of intangibles from business combinations	37.0	41.9
Add: Amortization of software development costs(2)	32.8	32.5
Subtotal(3)	101.5	118.5
Non-GAAP EBITDA(3)	$107.2	$126.3
Non-GAAP EBITDA margin	11.6%

Non-GAAP adjustments:
Add: Stock-based compensation expense	120.4	87.3
Add: Employee severance	1.5	4.9
Add: Acquisition-related integration costs	(0.1)	(0.1)
Add: Acquisition-related expenses	3.2	0.4
Add: Restructuring and other real estate activities	12.1	23.3
Add: Security Incident-related costs, net of insurance(4)	1.8	—
Subtotal(3)	138.9	115.6
Adjusted Non-GAAP EBITDA(3)	$246.1	$241.9
Adjusted Non-GAAP EBITDA margin	26.5%

Rule of 40(5)	28.1%

Non-GAAP adjusted EBITDA	246.1	241.9
Foreign currency impact on Non-GAAP adjusted EBITDA(6)	(3.6)	0.7
Non-GAAP adjusted EBITDA on constant currency basis(6)	242.5	242.6
Non-GAAP adjusted EBITDA margin on constant currency basis	26.4%

Rule of 40 on constant currency basis(7)	27.0%
(1)During the third quarter of 2020 and the fourth quarter of 2021, we reduced the estimated useful lives of our operating lease right-of-use assets for certain of our office locations we expected to exit. For these same office locations, we also reduced the estimated useful lives of certain facilities-related fixed assets, which resulted in increases in depreciation expense. The accelerated portions of the fixed asset depreciation expense related to these activities of $1.7 million and $3.2 million for the three months ended December 31, 2021 and 2020, respectively, and $1.7 million and $4.6 million for the twelve months ended December 31, 2021 and 2020, respectively, was presented in the "Restructuring and other real estate activities" line of the reconciliation of GAAP to non-GAAP financial measures. Total depreciation expense was $4.9 million and $6.9 million, for the three months ended December 31, 2021 and 2020, respectively, and $14.4 million and $19.2 million for the twelve months ended December 31, 2021 and 2020, respectively.
(2)Includes amortization expense related to software development costs and amortization expense from capitalized cloud computing implementation costs.
(3)The individual amounts for each year may not sum to subtotal, non-GAAP EBITDA or adjusted non-GAAP EBITDA due to rounding.
(4)Includes Security Incident-related costs incurred, net of probable insurance recoveries. See additional details in the reconciliation of GAAP to Non-GAAP operating income above.
(5)Measured by non-GAAP organic revenue growth plus non-GAAP adjusted EBITDA margin. See Non-GAAP organic revenue growth table above.
(6)To determine non-GAAP adjusted EBITDA on a constant currency basis, non-GAAP adjusted EBITDA from entities reporting in foreign currencies were translated to U.S. Dollars using the comparable prior period's quarterly weighted average foreign currency exchange rates. The primary foreign currencies creating the impact are the Australian Dollar, British Pound, Canadian Dollar and EURO.
(7)Measured by non-GAAP organic revenue growth on constant currency basis plus non-GAAP adjusted EBITDA margin on constant currency basis.

2021 Form 10-K	51

Blackbaud, Inc.
Non-GAAP free cash flow
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.

	Years ended December 31,
(dollars in millions)	2021	Change	2020	Change	2019
GAAP net cash provided by operating activities	$213.7	44.4%	$148.0	(18.9)%	$182.5
Less: purchase of property and equipment	(11.7)	(60.7)%	(29.7)	158.4%	(11.5)
Less: capitalized software development costs	(40.5)	(4.0)%	(42.2)	(10.1)%	(46.9)
Non-GAAP free cash flow	$161.5	112.2%	$76.1	(38.7)%	$124.1
During 2022, in order to provide a meaningful basis for comparison, we will also use non-GAAP adjusted free cash flow in analyzing our operating performance. Non-GAAP adjusted free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, capital expenditures for property and equipment, and less cash outflows, net of insurance, related to the Security Incident. We believe non-GAAP free cash flow and non-GAAP adjusted free cash flow will provide useful measures of the company's operating performance. Non-GAAP adjusted free cash flow is not intended to represent and should not be viewed as the amount of residual cash flow available for discretionary expenditures.
Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our first quarter has historically been the seasonal low for bookings, with the second and fourth quarters historically being seasonally higher, and our bookings tend to be back-end loaded within individual quarters given our quarterly quota plans. Transactional revenue is non-contractual and less predictable given the susceptibility to certain drivers such as timing and number of events and marketing campaigns, as well as fluctuations in donation volumes and tuition payments. Our transactional revenue has historically been at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. We have historically experienced seasonal highs during the fourth quarter due to year-end giving campaigns and during the second quarter when a large number of events are held. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. As a result of these and other factors, our total revenue has historically been lower in the first quarter than in the remainder of our fiscal year, with the fourth quarter historically achieving the highest total revenue. Our expenses, other than transaction-based costs related to our payment services, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures.
Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals including renewals associated with customers of acquired companies, delivery of professional services and occurrence of customer events, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of certain annual vendor contracts, our cash flow from operations has been lowest in our first quarter. Due to the timing of customer contract renewals and student enrollments, many of which take place at or near the beginning of our third quarter, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. Partially offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are base salary merit increases, which were replaced in 2020 with performance-based equity awards due to COVID-19, but returned in July 2021. In addition, deferred revenues can vary on a seasonal basis for the same reasons. Our cash flow from financing is negatively impacted in our first quarter when most of our equity awards vest, as we pay taxes on behalf of our employees related to the settlement or exercise of equity awards. During the second quarter of 2021, however, we experienced an increase in the amount of taxes we paid on behalf of our employees related to the settlement of equity awards when compared to the same period in 2020, as the equity granted in May 2020 in lieu of cash bonus plans and base salary merit increases vested. These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, or as a result of acquisitions, new market opportunities, new solution introductions, the COVID-19 pandemic or other factors.

52	2021 Form 10-K

Blackbaud, Inc.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	December 31, 2021	December 31, 2020	Change
Cash and cash equivalents	$55.1	$35.8	54.3%
Property and equipment, net	111.4	105.2	5.9%
Software development costs, net	121.4	111.8	8.5%
Total carrying value of debt	956.2	531.0	80.1%
Working capital	(258.7)	(194.3)	(33.1)%
The following table presents selected financial information about our cash flows:

	Years ended December 31,
(dollars in millions)	2021	Change	2020	Change	2019
Net cash provided by operating activities	$213.7	44.4%	$148.0	(18.9)%	$182.5
Net cash used in investing activities	(471.3)	555.9%	(71.8)	57.0%	(167.2)
Net cash provided by (used in) financing activities	264.1	(2,573.2)%	(10.7)	(109.6)%	111.2
Our principal sources of liquidity are operating cash flow, funds available under the 2020 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements and market acceptance of our solutions and services. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. We also believe that we will be able to continue to meet our long-term cash requirements due to our anticipated cash flow from operations, solid financial position and ability to access capital from financial markets. To the extent we undertake future material acquisitions, investments or unanticipated capital or operating expenditures, including in connection with the Security Incident, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure including through potential debt or equity issuances.
As a well-known seasoned issuer, we filed an automatic shelf registration statement for an undetermined amount of debt and equity securities with the SEC on January 14, 2022. Under this universal shelf registration statement we may offer and sell, from time to time, debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. Subject to certain conditions, this registration statement will be effective through January 13, 2024.
At December 31, 2021, our total cash and cash equivalents balance included approximately $15.4 million of cash that was held outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate a portion of the funds. We currently do not intend or anticipate a need to repatriate our cash held outside the U.S.
Operating Cash Flow
Throughout 2021, 2020 and 2019, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, deferred income taxes, amortization of deferred financing costs and debt discount and adjustments to our provision for credit losses and sales returns; and (ii) changes in our working capital.
Working capital changes are comprised of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities and deferred revenue.

2021 Form 10-K	53

Blackbaud, Inc.

2021 vs. 2020
Net cash provided by operating activities increased by $65.7 million during the year ended December 31, 2021, when compared to the same period in 2020, primarily due a $49.7 million increase in cash flow from operations associated with working capital, and a $16.1 million increase in net income adjusted for non-cash expenses.
The increase in cash flow from operations associated with working capital during 2021, when compared to 2020, was primarily due to:
•the payment of our 2019 cash bonus plans in 2020 and the replacement of our 2020 cash bonus plans with performance-based equity awards (which we expect will continue going forward);
•an increase in the collection of our accounts receivable balances, including early progress in initiatives to bring our pricing in line with the market; and
•fluctuations in the timing of vendor payments; partially offset by
•an increase in income tax payments.

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
Security Incident update
As discussed in Note 11 to our consolidated financial statements included in this report, total costs related to the Security Incident have exceeded the limit of our insurance coverage during the first quarter of 2022. Accordingly, we expect that the Security Incident will negatively impact our GAAP profitability and GAAP cash flow for the foreseeable future (see discussion regarding non-GAAP adjusted free cash flow on page 51). For full year 2022, we currently expect net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees, are expensed as incurred. We have not recorded a liability for a loss contingency related to the Security Incident as of December 31, 2021 because we are unable at this time to reasonably estimate the possible loss or range of loss.

54	2021 Form 10-K

Blackbaud, Inc.
Investing Cash Flow
During 2022, we expect our total capital expenditures, including estimated outlays for capitalized software development costs, to be between approximately $60.0 million and $70.0 million.

2021 vs. 2020
Net cash used in investing activities of $471.3 million increased by $399.4 million during 2021, when compared to 2020.
We spent $419.1 million for our acquisition of EVERFI in 2021 and we did not make any similar investments during 2020. We used $40.5 million for software development costs, which was relatively consistent with cash spent during 2020. We continue to invest in our innovative cloud solutions, as well as development activities for Blackbaud SKY, our modern cloud platform.
We also spent $11.7 million of cash for purchases of property and equipment during 2021, which was down $18.0 million from cash spent in 2020. The decrease in cash expended was primarily due to our purchase of our global headquarters facility in 2020.

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
Financing Cash Flow

2021 vs. 2020
During 2021, we had a net increase in borrowings of $429.2 million attributable to our acquisition of EVERFI, compared to a net increase in borrowings of $0.9 million in 2020. During 2021, we spent $108.4 million on repurchases of our common stock compared to $41.0 million during 2020 (see additional details below regarding our stock repurchase program which began in the fourth quarter of 2020). During 2020, we paid dividends of $6.0 million and we did not pay dividends during 2021, as we discontinued the declaration and payment of all cash dividends beginning with the second quarter of 2020.
We paid $39.4 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during 2021 compared to $21.4 million during 2020. The increase was primarily attributable to our decision to replace our annual cash bonus plans with a short-term performance-based equity award plan. The amount of taxes paid by us on behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During 2021, cash flow from financing activities associated with changes in restricted cash due to customers decreased $13.5 million, compared to an increase of $61.2 million during 2020. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next.

2021 Form 10-K	55

Blackbaud, Inc.

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
Stock repurchase program
Under our stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program does not have an expiration date and may be limited, suspended or discontinued at any time without prior notice.
During the year ended December 31, 2021, we purchased 1,592,933 shares for $108.4 million. In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The remaining amount available to purchase stock under the stock repurchase program was $250.0 million as of December 31, 2021.
2020 Credit Facility
In October 2020, we entered into a 5-year $900.0 million Amended and Restated Credit Agreement (the “2020 Credit Facility”). Upon closing, we drew $400.0 million on a term loan and used the proceeds to repay the outstanding principal balance of the term loan under our previous credit facility, and repay $124.4 million of outstanding revolving credit loans under the previous credit facility.
Historically, we have drawn on our credit facility from time to time to help us meet financial needs primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At December 31, 2021, our available borrowing capacity under the 2020 Credit Facility was $239.5 million. The 2020 Credit Facility matures in October 2025.
On December 31, 2021, we borrowed a total of $435 million under the 2020 Credit Facility, including $250.0 million under the 2021 Incremental Term Loan (as defined in Note 9 to our consolidated financial statements in this report) and $185 million of revolving credit loans, to fund a portion of the consideration and expenses related to our acquisition of EVERFI.
At December 31, 2021, the carrying amount of our debt under the 2020 Credit Facility was $895.6 million. Our average daily borrowings were $482.4 million during 2021.
The term loans under the 2020 Credit Facility and our other debt require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2020 Credit Facility in October 2025. The Real Estate Loans also require periodic principal payments and the balances of the real estate loans are due upon maturity in April 2038.

56	2021 Form 10-K

Blackbaud, Inc.
Following is a summary of the financial covenants under the 2020 Credit Facility:

Financial Covenant	Requirement	Ratio as of December 31, 2021
Net Leverage Ratio(1)	≤ 4.25 to 1.00	3.31 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	17.45 to 1.00
(1)Under the terms of the 2020 Credit Facility, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2020 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2020 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2020 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At December 31, 2021, we were in compliance with our debt covenants under the 2020 Credit Facility.
First amendment to 2020 Credit Facility
On January 31, 2022, we entered into the First Amendment to Credit Agreement which amends the 2020 Credit Facility to, among other things, (i) modify the definition of “Applicable Margin”, (ii) modify the net leverage ratio financial covenant to require a net leverage ratio of (A) 4.00:1.00 or less for the fiscal quarter ended December 31, 2021 and for fiscal quarters ending thereafter through December 31, 2023 and (B) 3.75:1.00 or less for the fiscal quarters ending March 31, 2024 and thereafter, (iii) reset the $250.0 million fixed dollar basket with respect to the accordion feature, and (iv) modify certain negative covenants to provide additional operational flexibility. See Note 19 to our consolidated financial statements in this report for additional details.
Commitments and Contingencies

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$18.7	$942.5	$961.2
Operating leases	11.7	64.1	75.8
Unrecorded contractual obligations:
Purchase obligations	21.9	11.6	33.6
Interest payments on debt	21.1	81.6	102.7
Total contractual obligations(1)	$73.5	$1,099.8	$1,173.3
(1)The individual amounts may not sum to the total due to rounding.
Debt
As of December 31, 2021, we had total remaining principal payments of $961.2 million. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2020 Credit Facility, our real estate loans and our other debt at December 31, 2021 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2020 Revolving Facility for the purposes of determining minimum commitment amounts. See Note 9 to our consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of December 31, 2021, we expect to pay interest expense over the life of our debt obligations of approximately $102.7 million. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases

2021 Form 10-K	57

Blackbaud, Inc.
As of December 31, 2021, we had remaining operating lease payments of $75.8 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest of $13.3 million. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, as discussed above, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 11 to our consolidated financial statements in this report for more information.
Purchase obligations
As of December 31, 2021, we had remaining purchase obligations of $33.6 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our consolidated balance sheets as of December 31, 2021, as we had not received the related services. See Note 11 to our consolidated financial statements in this report for more information.
The total liability for uncertain tax positions as of December 31, 2021 and December 31, 2020, was $3.7 million and $4.6 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant and $1.1 million as of December 31, 2021 and 2020, respectively.

Foreign Currency Exchange Rates
Approximately 16% of our total revenue for 2021 was generated by operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive income (loss) as a component of stockholders’ equity, was income of $1.3 million as of December 31, 2021 and income of $0.6 million as of December 31, 2020.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. During 2021, foreign translation resulted in increases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, the impact has generally not been material to our consolidated results of operations or financial position. During 2021, the fluctuation in foreign currency exchange rates increased our total revenue and our income from operations by $9.2 million and $3.1 million, respectively. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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

58	2021 Form 10-K

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
We have not made any material changes in the accounting methodology we use to recognize revenue during the year ended December 31, 2021.
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

2021 Form 10-K	59

Blackbaud, Inc.

Costs of Obtaining Contracts
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We have not made any material changes in the accounting methodology we use to record costs of obtaining contracts during the year ended December 31, 2021.
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
We have not made any material changes in the accounting methodology we use for business combinations during the year ended December 31, 2021.

Our purchase price allocation methodology contains uncertainties because it requires us to make significant estimates and assumptions, and to apply judgment to estimate the fair value of assets acquired and liabilities assumed, especially with respect to long-lived and intangible assets.

Management estimates the fair value of assets acquired and liabilities assumed based on quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows, market multiple analyses and replacement cost.

We apply significant judgement in estimating the fair value of intangible assets acquired, which involves the use of significant assumptions. Significant assumptions used in the valuation of customer relationships include future revenue and operating expenses, customer attrition rates, contributory asset charges, tax amortization benefit, and discount rates. Significant assumptions used in the valuation of certain developed technology assets include future revenue, proprietary technology obsolescence curve, royalty rate, and discount rate. Significant assumptions used in the valuation of marketing assets include assumptions about the period of time the brand will continue to be valuable, royalty rate, and discount rate. Significant assumptions used in the valuation of content intangible assets include cost-based assumptions. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable, and unanticipated events and changes in circumstances may occur.

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

See Note 3 to our consolidated financial statements in this report for information regarding our business acquisitions.

60	2021 Form 10-K

Blackbaud, Inc.

Income Taxes
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We have not made any material changes in the accounting methodology we use to assess income tax during the year ended December 31, 2021.
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
We have not made any material changes in the accounting methodology we use to assess impairment loss during the year ended December 31, 2021.
When measuring impairment of an asset using discounted cash flows, we make assumptions and apply judgment in estimating future cash flows and asset fair values, including annual revenue growth rates, a terminal year growth rate and selecting a discount rate that reflects the risk inherent in future cash flows.

During 2021, we recorded impairment charges against certain property and equipment assets and certain operating lease ROU assets. For additional information, see Notes 7 and 11 to our consolidated financial statements in this report.
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

2021 Form 10-K	61

Blackbaud, Inc.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes LIBOR rates. The Financial Conduct Authority in the U.K. has stated that it plans to phase out all tenors of LIBOR by June 2023. We do not currently anticipate a significant impact to our financial position or results of operations as a result of this action as we expect that our financial contracts currently indexed to LIBOR will either expire or be modified without significant financial impact before the phase out occurs. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of December 31, 2021, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2020 and December 31, 2021.

Foreign Currency Risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Exchange Rates” in Item 7 of this report.

62	2021 Form 10-K

Blackbaud, Inc.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BLACKBAUD, INC.

2021 Form 10-K	63

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Blackbaud, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Blackbaud, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded EVERFI, Inc. from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination during 2021. We have also excluded EVERFI, Inc. from our audit of internal control over financial reporting. EVERFI, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 6% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

64	2021 Form 10-K

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
Acquisition of EVERFI, Inc. - Valuation of the Customer Relationships, Certain Developed Technology Assets, Marketing Assets, and Content Intangible Assets
As described in Notes 2 and 3 to the consolidated financial statements, on December 31, 2021, the Company acquired EVERFI, Inc. for an aggregate purchase price of $743.8 million, which resulted in $326.6 million of customer relationships, $72.0 million of developed technology, $40.9 million of marketing assets, and $17.9 million of content intangible assets being recorded. Management estimated the fair values of the customer relationships, marketing assets, and a substantial portion of the developed technology based on variations of the income approach, which estimates fair value based upon the present value of cash flows that the assets are expected to generate, and which included the relief-from-royalty method and multi-period excess earnings method, depending on the intangible asset being valued. Management estimated the fair value of content and a portion of the developed technology using the replacement cost method. Management applied significant judgment in estimating the fair value of intangible assets acquired, which involved the use of significant assumptions including future revenue and operating expenses, customer attrition rates, contributory asset charges, tax amortization benefit, and discount rates used in the valuation of customer relationships; future revenue, proprietary technology obsolescence curve, royalty rate, and discount rate used in the valuation of certain developed technology assets; assumptions about the period of time the brand will continue to be valuable, royalty rate, and discount rate used in the valuation of marketing assets; and cost-based assumptions used in the valuation of content intangible assets.
The principal considerations for our determination that performing procedures relating to the valuation of customer relationships, certain developed technology assets, marketing assets, and content intangible assets related to the acquisition of EVERFI, Inc. is a critical audit matter are the significant judgment by management in developing the fair value of the customer relationships, certain developed technology assets, marketing assets, and content intangible assets, which led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s aforementioned significant assumptions used in the valuation of the customer relationships, certain developed technology assets, marketing assets, and content intangible assets. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships, developed technology assets, marketing assets, and content intangible assets, as well as controls over the development

2021 Form 10-K	65

of the aforementioned significant assumptions related to the valuation of these intangible assets. These procedures also included, among others, reading the purchase agreement and testing management’s process for estimating the fair value of the customer relationships, certain developed technology assets, marketing assets, and content intangible assets. Testing management’s process included (i) evaluating the appropriateness of the valuation methods, (ii) testing the completeness and accuracy of data provided by management, and (iii) evaluating the reasonableness of the aforementioned significant assumptions used in the valuation of the customer relationships, certain developed technology assets, marketing assets, and content intangible assets. Evaluating the reasonableness of the future revenue used in the valuation of the customer relationships and certain developed technology assets, operating expenses, customer attrition rates, and contributory asset charges used in the valuation of the customer relationships, and the cost-based assumptions used in the valuation of content intangible assets involved considering the past performance of the acquired business, consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the reasonableness of the proprietary technology obsolescence curve used in the valuation of certain developed technology assets and royalty rates used in the valuation of certain developed technology assets and marketing assets involved evaluating the consistency of these assumptions with external market and industry data. Evaluating the reasonableness of the discount rates used in the valuation of the customer relationships, certain developed technology assets, and marketing assets involved considering the cost of capital of comparable benchmark rates and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s relief-from-royalty, multi-period excess earnings, and replacement cost methods and in evaluating the reasonableness of the significant assumptions related to customer attrition rates and tax amortization benefit used in the valuation of the customer relationships, assumptions about the period of time the brand will continue to be valuable used in the valuation of marketing assets, cost-based assumptions used in the valuation of content intangible assets, royalty rates used in the valuation of certain developed technology assets and marketing assets, and discount rates used in the valuation of the customer relationships, certain developed technology assets, and marketing assets.
Revenue recognition - Contracts with Multiple Performance Obligations
As described in Note 2 to the consolidated financial statements, the Company has some contracts with customers that contain multiple performance obligations. For these contracts, management accounts for individual performance obligations separately if they are distinct. As described by management, management exercises judgment and uses estimates in order to (1) determine whether performance obligations are distinct and should be accounted for separately; (2) determine the standalone selling price of each performance obligation; (3) allocate the transaction price among the various performance obligations on a relative standalone selling price basis; and (4) determine whether revenue for each performance obligation should be recognized at a point in time or over time. For the year ended December 31, 2021, the Company’s total revenue was $927.7 million.
The principal considerations for our determination that performing procedures relating to revenue recognition, contracts with multiple performance obligations, is a critical audit matter are the significant judgment by management in identifying, evaluating and accounting for performance obligations in contracts with multiple performance obligations, which led to significant auditor judgment and effort in performing procedures and evaluating whether contracts with multiple performance obligations were appropriately identified, evaluated and accounted for by management.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the identification, evaluation and accounting for contracts with multiple performance obligations. These procedures also included, among others, testing management’s process for identifying, evaluating and accounting for performance obligations. Testing management’s process included, (i) examining revenue arrangements on a test basis, including evaluating the terms and conditions of the arrangements and testing the identification, evaluation and accounting of the performance obligations; (ii) testing the allocation of the transaction price between performance obligations based on the estimated standalone selling prices on a test basis; (iii) performing procedures to test the completeness and accuracy of the data used to determine stand-alone selling price; and (iv) evaluating the reasonableness of the approach used to determine stand-alone selling price.
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 1, 2022
We have served as the Company's auditor since 2000.

66	2021 Form 10-K

Blackbaud, Inc.
Consolidated Balance Sheets

(dollars in thousands)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$55,146	$35,750
Restricted cash	596,616	609,219
Accounts receivable, net of allowance of $11,155 and $10,292 at December 31, 2021 and December 31, 2020, respectively	102,726	95,404
Customer funds receivable	977	321
Prepaid expenses and other current assets	95,506	78,366
Total current assets	850,971	819,060
Property and equipment, net	111,428	105,177
Operating lease right-of-use assets	53,883	22,671
Software development costs, net	121,377	111,827
Goodwill	1,058,640	635,854
Intangible assets, net	698,052	277,506
Other assets	77,266	72,639
Total assets	$2,971,617	$2,044,734
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$22,067	$27,836
Accrued expenses and other current liabilities	100,096	52,228
Due to customers	594,273	608,264
Debt, current portion	18,697	12,840
Deferred revenue, current portion	374,499	312,236
Total current liabilities	1,109,632	1,013,404
Debt, net of current portion	937,483	518,193
Deferred tax liability	148,465	54,086
Deferred revenue, net of current portion	4,247	4,678
Operating lease liabilities, net of current portion	53,386	17,357
Other liabilities	1,344	10,866
Total liabilities	2,254,557	1,618,584
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 66,165,666 and 60,904,638 shares issued at December 31, 2021 and December 31, 2020, respectively	66	61
Additional paid-in capital	968,927	544,963
Treasury stock, at cost; 14,182,805 and 12,054,268 shares at December 31, 2021 and December 31, 2020, respectively	(500,911)	(353,091)
Accumulated other comprehensive income (loss)	6,522	(2,497)
Retained earnings	242,456	236,714
Total stockholders’ equity	717,060	426,150
Total liabilities and stockholders’ equity	$2,971,617	$2,044,734

The accompanying notes are an integral part of these consolidated financial statements.

2021 Form 10-K	67

Blackbaud, Inc.
Consolidated Statements of Comprehensive Income

(dollars in thousands, except per share amounts)	Years ended December 31,
	2021	2020	2019
Revenue
Recurring	$880,850	$850,745	$831,609
One-time services and other	46,890	62,474	68,814
Total revenue	927,740	913,219	900,423
Cost of revenue
Cost of recurring	390,803	369,681	357,988
Cost of one-time services and other	52,392	58,384	60,436
Total cost of revenue	443,195	428,065	418,424
Gross profit	484,545	485,154	481,999
Operating expenses
Sales, marketing and customer success	186,314	209,762	224,152
Research and development	124,573	100,146	106,164
General and administrative	146,262	134,852	113,414
Amortization	2,227	2,915	5,316
Restructuring	263	236	5,808
Total operating expenses	459,639	447,911	454,854
Income from operations	24,906	37,243	27,145
Interest expense	(18,003)	(17,287)	(20,618)
Other income, net	180	1,658	4,058
Income before provision for income taxes	7,083	21,614	10,585
Income tax provision (benefit)	1,385	13,897	(1,323)
Net income	$5,698	$7,717	$11,908
Earnings per share
Basic	$0.12	$0.16	$0.25
Diluted	$0.12	$0.16	$0.25
Common shares and equivalents outstanding
Basic weighted average shares	47,412,306	48,184,714	47,695,383
Diluted weighted average shares	48,230,438	48,696,341	48,312,271
Other comprehensive income (loss)
Foreign currency translation adjustment	661	4,571	2,641
Unrealized gain (loss) on derivative instruments, net of tax	8,358	(1,778)	(2,821)
Total other comprehensive income (loss)	9,019	2,793	(180)
Comprehensive income	$14,717	$10,510	$11,728

The accompanying notes are an integral part of these consolidated financial statements.

68	2021 Form 10-K

Blackbaud, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$5,698	$7,717	$11,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,410	92,735	85,693
Provision for credit losses and sales returns	11,450	13,230	8,725
Stock-based compensation expense	120,379	87,257	58,633
Deferred taxes	(2,429)	8,837	(3,600)
Amortization of deferred financing costs and discount	1,570	781	752
Other non-cash adjustments	10,490	2,958	4,906
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(6,525)	(18,414)	(6,569)
Prepaid expenses and other assets	(2,048)	22,568	6,383
Trade accounts payable	(9,670)	(19,997)	12,900
Accrued expenses and other liabilities	(8,190)	(49,232)	(9,718)
Deferred revenue	10,526	(485)	12,464
Net cash provided by operating activities	213,661	147,955	182,477
Cash flows from investing activities
Purchase of property and equipment	(11,664)	(29,690)	(11,492)
Capitalized software development costs	(40,489)	(42,157)	(46,874)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(419,120)	—	(109,353)
Other investing activities	—	—	500
Net cash used in investing activities	(471,273)	(71,847)	(167,219)
Cash flows from financing activities
Proceeds from issuance of debt	582,200	748,500	424,000
Payments on debt	(152,971)	(747,563)	(344,500)
Debt issuance costs	(3,106)	(4,586)	—
Employee taxes paid for withheld shares upon equity award settlement	(39,404)	(21,425)	(23,781)
Proceeds from exercise of stock options	—	4	7
Change in due to customers	(13,464)	61,214	77,793
Change in customer funds receivable	(731)	138	1,301
Purchase of treasury stock	(108,416)	(41,001)	—
Dividend payments to stockholders	—	(5,960)	(23,607)
Net cash provided by (used in) financing activities	264,108	(10,679)	111,213
Effect of exchange rate on cash, cash equivalents and restricted cash	297	2,245	978
Net increase in cash, cash equivalents and restricted cash	6,793	67,674	127,449
Cash, cash equivalents and restricted cash, beginning of year	644,969	577,295	449,846
Cash, cash equivalents and restricted cash, end of year	$651,762	$644,969	$577,295

Supplemental disclosure of cash flow information
Cash (paid) received during the year for:
Interest	$(16,386)	$(15,716)	$(19,926)
Taxes, net of refunds	(10,073)	(3,563)	(383)
Non-cash investing and financing activities:
Purchase of EVERFI through the issuance of stock (see Note 3)	(303,633)	—	—
Purchase of property and equipment by assuming directly related liabilities	—	(61,064)	—
Purchase of equipment and other assets included in accounts payable	(1,747)	(840)	(794)
Acquired restricted cash liabilities due to customers	—	—	46,838
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$55,146	$35,750
Restricted cash	596,616	609,219
Total cash, cash equivalents and restricted cash in the statement of cash flows	$651,762	$644,969

The accompanying notes are an integral part of these consolidated financial statements.

2021 Form 10-K	69

Blackbaud, Inc.
Consolidated Statements of Stockholders' Equity

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2018	59,327,633	$59	$399,241	$(266,884)	$(5,110)	$246,477	$373,783
Net income	—	—	—	—	—	11,908	11,908
Payment of dividends ($0.48 per share)	—	—	—	—	—	(23,607)	(23,607)
Exercise of stock options and stock appreciation rights and vesting of restricted stock units	267,455	—	7	—	—	—	7
Employee taxes paid for 305,780 withheld shares upon equity award settlement	—	—	—	(23,781)	—	—	(23,781)
Stock-based compensation	—	—	58,556	—	—	77	58,633
Restricted stock grants	723,868	1	—	—	—	—	1
Restricted stock cancellations	(112,865)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(180)	—	(180)
Balance at December 31, 2019	60,206,091	$60	$457,804	$(290,665)	$(5,290)	$234,855	$396,764
Net income	—	—	—	—	—	7,717	7,717
Payment of dividends ($0.12 per share)(1)	—	—	—	—	—	(5,960)	(5,960)
Purchase of 714,000 treasury shares under stock repurchase program	—	—	—	(41,001)	—	—	(41,001)
Exercise of stock options and vesting of restricted stock units	218,141	—	4	—	—	—	4
Employee taxes paid for 273,914 withheld shares upon equity award settlement	—	—	—	(21,425)	—	—	(21,425)
Stock-based compensation	—	—	87,155	—	—	102	87,257
Restricted stock grants	657,483	1	—	—	—	—	1
Restricted stock cancellations	(177,077)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2,793	—	2,793
Balance at December 31, 2020	60,904,638	$61	$544,963	$(353,091)	$(2,497)	$236,714	$426,150
Net income	—	—	—	—	—	5,698	5,698
Common stock issued in purchase of EVERFI (see Note 3)	3,844,423	4	303,629	—	—	—	303,633
Purchase of 1,592,933 treasury shares under stock repurchase program	—	—	—	(108,416)	—	—	(108,416)
Vesting of restricted stock units	1,014,562	1	—	—	—	—	1
Employee taxes paid for 535,604 withheld shares upon equity award settlement	—	—	—	(39,404)	—	—	(39,404)
Stock-based compensation	—	—	120,335	—	—	44	120,379
Restricted stock grants	596,763	—	—	—	—	—	—
Restricted stock cancellations	(194,720)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	9,019	—	9,019
Balance at December 31, 2021	66,165,666	$66	$968,927	$(500,911)	$6,522	$242,456	$717,060
(1) Represents dividends paid in Q1 2020. Refer to the discussion of our Board of Directors' decision to discontinue the declaration and payments of all cash dividends beginning in Q2 2020 in Note 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on February 23, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

70	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

1. Organization
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, higher education institutions, K–12 schools, healthcare organizations, faith communities, arts and cultural organizations, foundations, companies and individual change agents—we connect and empower organizations to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility (CSR) and environmental, social and governance (ESG), school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for more than four decades, we are a remote-first company headquartered in Charleston, South Carolina, with operations in the United States, Australia, Canada, Costa Rica and the United Kingdom.

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
Risks and uncertainties related to COVID-19
We are subject to risks and uncertainties as a result of the global COVID-19 pandemic. We believe that COVID-19 may continue to impact our vertical markets and geographies, but the magnitude of the impact on our business cannot be determined at this time due to numerous uncertainties, including the duration of the outbreak, the severity of variants which may develop, travel restrictions and business closures, the effectiveness of vaccination programs and other actions taken to contain the disease and other unforeseeable consequences.
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

2021 Form 10-K	71

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Recently adopted accounting pronouncements
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an entity recognize and measure contract assets and deferred revenue (a contract liability) acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts from Customers (“ASC 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and deferred revenue consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree financial statements were prepared in accordance with GAAP). We early adopted ASU 2021-08 as of October 1, 2021 and applied the guidance to the deferred revenue recorded for EVERFI as of December 31, 2021. See Note 3 to these consolidated financial statements for further information on our acquisition of EVERFI.
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

72	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
We generally bill consulting services based on hourly rates plus reimbursable travel-related expenses. Fixed price consulting engagements are generally billed as milestones towards completion are reached. Revenue for one-time consulting services is generally recognized over time as the services are performed.
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

2021 Form 10-K	73

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
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash due to customers and accounts receivable. Our cash and cash equivalents and restricted cash due to customers are placed with high credit-quality financial institutions. Our accounts receivable is derived from sales to customers who primarily operate in the nonprofit sector. With respect to accounts receivable, we perform ongoing evaluations of our customers and maintain an allowance for credit losses based on historical experience and our expectations of future credit losses. As of and for the years ended December 31, 2021, 2020 and 2019, there were no significant concentrations with respect to our consolidated revenues or accounts receivable.

74	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
Construction-in-progress primarily related to purchases of facilities and information technology assets which had not been placed in service at the respective balance sheet dates. We transfer these assets to the applicable property and equipment category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2021, 2020 and 2019.
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
We apply significant judgement in estimating the fair value of intangible assets acquired, which involves the use of significant assumptions. Significant assumptions used in the valuation of customer relationships include future revenue and operating expenses, customer attrition rates, contributory asset charges, tax amortization benefit, and discount rates. Significant assumptions used in the valuation of certain developed technology assets include future revenue, proprietary technology obsolescence curve, royalty rate, and discount rate. Significant assumptions used in the valuation of marketing assets include assumptions about the period of time the brand will continue to be valuable, royalty rate, and discount rate. Significant assumptions used in the valuation of content intangible assets include cost-based assumptions. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable, and unanticipated events and changes in circumstances may occur.
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
The quantitative impairment test compares the fair values of identified reporting units with their respective carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Based on our current internal reporting structure, we currently have one operating segment, one reportable segment, and one reporting unit. In each of 2021, 2020 and 2019, we performed the quantitative impairment test, which indicated that the estimated fair values of the identified reporting units significantly exceeded their respective carrying values. There was no impairment of goodwill during 2021, 2020 and 2019.

2021 Form 10-K	75

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Intangible assets other than goodwill
We amortize finite-lived intangible assets over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Straight-line and accelerated(1)	8-17
Marketing assets	Straight-line and accelerated(1)	2-15
Developed technology	Straight-line and accelerated(1)	5-14
Content	Straight-line	9
(1)Certain of the customer relationships, marketing assets and developed technology assets are amortized on an accelerated basis.
We write off the gross carrying amount and accumulated amortization balances for all fully amortized intangible assets. We evaluate the estimated useful lives and the potential for impairment of finite and indefinite-lived intangible assets on an annual basis or more frequently if events or circumstances indicate revised estimates of useful lives may be appropriate or that the carrying amount may be impaired. If the carrying amount of a finite-lived intangible asset is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. Substantially all of our intangible assets were acquired in business combinations. There were no impairments of acquired intangible assets during 2021 and 2020. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain acquired intangible assets during 2019.
Impairment of long-lived assets
We review long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain long-lived assets during 2021 and 2019. There were no impairments of long-lived assets during 2020.
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

76	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other income, net. For the years ended December 31, 2021, 2020 and 2019, we recorded net foreign currency losses that were $1.6 million, $1.1 million and insignificant, respectively.
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

2021 Form 10-K	77

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Qualifying capitalized software development costs are amortized on a straight-line basis over the software asset's estimated useful life, which is generally 3 to 7 years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain capitalized software development costs during 2020. There were no impairment charges related to capitalized software development costs during 2021 and 2019. We write off the gross carrying amount and accumulated amortization balances for all fully amortized software development cost assets.
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
Below is a summary of the changes in our allowance for credit losses.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Recovery	Balance at end of year
2021	$9,016	$4,483	$(4,565)	$441	$9,375
2020(1)	4,011	6,787	(2,363)	581	9,016
2019	1,345	2,476	(2,617)	679	1,883
(1)Upon adoption of ASU 2016-13 at January 1, 2020, we reclassified certain balances previously disclosed within the allowance for sales returns to the allowance for credit losses, as these amounts reflect the credit risk associated with our accounts receivable. The amount reclassified was $2.1 million.
Our allowance for credit losses remained relatively unchanged during the year ended December 31, 2021. The amount of write-offs during the year ended December 31, 2021 was higher than during 2020 as we temporarily suspended sending past due customer accounts to collections during the second and third quarters of 2020 due to payment delays related to COVID-19.
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
Below is a summary of the changes in our allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Deduction	Balance at end of year
2021	$1,276	$6,967	$(6,463)	$1,780
2020(1)	1,518	6,443	(6,685)	1,276
2019	3,377	6,232	(5,963)	3,646
(1)As discussed above, we reclassified certain balances previously disclosed within the allowance for sales returns to the allowance for credit losses upon adoption of ASU 2016-13 at January 1, 2020. The amount reclassified was $2.1 million.
Advertising costs
We expense advertising costs as incurred, which were $7.1 million, $3.0 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

78	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Restructuring costs
Restructuring costs include charges for the costs of exit or disposal activities. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred. For details of our restructuring activities, see Note 18 to these consolidated financial statements.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, accrued expense and other current liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheet as of December 31, 2021 and 2020.
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

2021 Form 10-K	79

Blackbaud, Inc.
Notes to Consolidated Financial Statements

3. Business Combinations
2021 Acquisition
EVERFI
On December 31, 2021, we acquired all of the outstanding equity securities, including all voting equity interests, of EVERFI, Inc., a Delaware corporation ("EVERFI"), pursuant to an agreement and plan of merger. The acquisition advances our position as a leader in the rapidly evolving ESG and CSR spaces. We acquired the equity securities for approximately $440.1 million in cash consideration and 3,844,423 shares of the company's common stock, valued at approximately $303.6 million, for an aggregate purchase price of approximately $743.8 million, subject to closing adjustments. The cash consideration and related expenses were funded primarily through cash on hand and new borrowings under the 2020 Credit Facility (as defined below). As a result of the acquisition, EVERFI has become a wholly owned subsidiary of ours. The operating results of EVERFI have been included in our consolidated financial statements from the date of acquisition. During the year ended December 31, 2021, we incurred $2.9 million of acquisition-related expenses associated with the acquisition, which were recorded in general and administrative expense. In accordance with applicable accounting rules, we determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented.
The fair values assigned to the assets acquired and liabilities assumed in the table below are based on our best estimates and assumptions as of the reporting date and are considered preliminary pending finalization. The estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities, pending finalization, include the valuation of intangible assets as well as the assumed deferred income tax balances.

(in thousands)	Purchase price allocation
Net working capital, excluding deferred revenue	$(3,279)
Operating lease ROU assets	44,845
Other long-term assets	10,322
Identifiable intangible assets	457,449
Deferred tax liability	(93,925)
Deferred revenue	(51,770)
Operating lease liabilities, net of current portion	(42,068)
Other long-term liabilities	(645)
Goodwill	422,846
Total purchase price	$743,775
The estimated fair value of accounts receivable acquired approximates the contractual value of $12.9 million and $14.7 million of EVERFI's historic carryover goodwill is deductible for income tax purposes. The estimated goodwill recognized is attributable primarily to the opportunities for expected synergies from combining the operations and assembled workforce of EVERFI.

80	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The EVERFI acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired	Weighted average amortization period
EVERFI	(in thousands)	(in years)
Developed technology	$72,000	7
Customer relationships	326,649	16
Marketing assets	40,900	14
Content	17,900	9
Total intangible assets	$457,449	14
The estimated fair values of the customer relationships, marketing assets, and a substantial portion of the developed technology were based on variations of the income approach, which estimates fair value based upon the present value of cash flows that the assets are expected to generate, and which included the relief-from-royalty method and multi-period excess earnings method, depending on the intangible asset being valued. The estimated fair value of the content intangible asset and a small portion of the developed technology was based on the cost approach and included the replacement cost method. The method of amortization of identifiable finite-lived intangible assets is based on the expected pattern in which the estimated economic benefits of the respective assets are consumed or otherwise used up. Customer relationships, marketing assets and a substantial portion of the developed technology assets are being amortized on an accelerated basis. A small portion of the developed technology and content assets are being amortized on a straight-line basis.
2019 Acquisition
YourCause
On January 2, 2019, we acquired all of the outstanding equity securities, including all voting equity interests, of YourCause Holdings, LLC, a Delaware limited liability company ("YourCause"), pursuant to a purchase agreement and plan of merger. The acquisition expanded our footprint in corporate social responsibility and employee engagement and enhanced our position as a leader in providing solutions to both nonprofit organizations and for-profit companies committed to addressing social issues. We acquired the equity securities for an aggregate purchase price of $157.7 million in cash, net of closing adjustments. The purchase price and related expenses were funded primarily through borrowings under the 2017 Credit Facility (as defined below). As a result of the acquisition, YourCause became a wholly owned subsidiary of ours. We finalized the purchase price allocation of YourCause, including the valuation of assets acquired and liabilities assumed, during the fourth quarter of 2019. All measurement period adjustments were insignificant. In accordance with applicable accounting rules, we determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented.

4. Goodwill and Other Intangible Assets
The change in our goodwill during 2021 consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2020	$635,854
Additions related to current year business combinations	422,846
Effect of foreign currency translation	(60)
Balance at December 31, 2021	$1,058,640

2021 Form 10-K	81

Blackbaud, Inc.
Notes to Consolidated Financial Statements
We have recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization as of:

	December 31,
(dollars in thousands)	2021	2020
Finite-lived gross carrying amount
Customer relationships	$606,409	$287,116
Marketing assets	74,731	34,642
Developed technology	211,552	232,339
Content	17,900	—
Total finite-lived gross carrying amount	910,592	554,097
Accumulated amortization
Customer relationships	(151,258)	(138,635)
Marketing assets	(7,269)	(5,918)
Developed technology	(54,013)	(132,038)
Content	—	—
Total accumulated amortization	(212,540)	(276,591)
Intangible assets, net	$698,052	$277,506
During the year ended December 31, 2021, changes to the gross carrying amounts of intangible asset classes were primarily related to our acquisition of EVERFI as described in Note 3 to these consolidated financial statements, write-offs of fully amortized intangible assets and the effect of foreign currency translation.
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
The following table summarizes amortization expense of our finite-lived intangible assets:

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Included in cost of revenue:
Cost of recurring	$33,132	$36,835	$42,565
Cost of one-time services and other	1,680	2,133	2,204
Total included in cost of revenue	34,812	38,968	44,769
Included in operating expenses	2,227	2,915	5,316
Total amortization of intangibles from business combinations	$37,039	$41,883	$50,085

82	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of December 31, 2021:

Years ending December 31, (dollars in thousands)	Amortization expense
2022	52,677
2023	57,371
2024	63,110
2025	66,832
2026	65,545
Total	$305,535

5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2021	2020	2019
Numerator:
Net income	$5,698	$7,717	$11,908
Denominator:
Weighted average common shares	47,412,306	48,184,714	47,695,383
Add effect of dilutive securities:
Stock-based awards	818,132	511,627	616,888
Weighted average common shares assuming dilution	48,230,438	48,696,341	48,312,271
Earnings per share:
Basic	$0.12	$0.16	$0.25
Diluted	$0.12	$0.16	$0.25

Anti-dilutive shares excluded from calculations of diluted earnings per share	974,110	956,303	241,336

2021 Form 10-K	83

Blackbaud, Inc.
Notes to Consolidated Financial Statements

6. Fair Value Measurements
Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of December 31, 2021
Financial assets:
Derivative instruments	$—	$7,160	$—	$7,160
Total financial assets	$—	$7,160	$—	$7,160

Fair value as of December 31, 2020
Financial liabilities:
Derivative instruments	$—	$4,159	$—	$4,159
Total financial liabilities	$—	$4,159	$—	$4,159
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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at December 31, 2021 and December 31, 2020, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at December 31, 2021 and December 31, 2020, as the debt bears interest rates that approximate market value. As LIBOR rates are observable at commonly quoted intervals, our debt under the 2020 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. Our fixed rate debt is classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the years ended December 31, 2021, 2020 and 2019. Additionally, we did not hold any Level 3 assets or liabilities during the years ended December 31, 2021, 2020 and 2019.

84	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Non-recurring fair value measurements
Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, goodwill and operating lease ROU assets. These assets are recognized at fair value during the period in which an acquisition is completed or at lease commencement, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for long-lived assets, intangible assets acquired and operating lease ROU assets, are based on Level 3 unobservable inputs. In the event of an impairment, we determine the fair value of these assets other than goodwill using a discounted cash flow approach, which contains significant unobservable inputs and, therefore, is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate. For goodwill impairment testing, we estimate fair value using market-based methods including the use of market capitalization and consideration of a control premium.
As more fully described in Note 7 and Note 11 to these consolidated financial statements, during the year ended December 31, 2021, we recorded impairment charges of $1.7 million against certain property and equipment assets and $3.6 million against our operating lease ROU assets.
During the year ended December 31, 2020, we recorded impairment charges of $4.3 million against certain previously capitalized software development costs and $4.0 million against our operating lease ROU assets. See Notes 7 and 11, respectively, to these consolidated financial statements for additional details.
During the year ended December 31, 2019, we recorded impairment charges of $3.8 million against our operating lease ROU assets, $1.4 million against certain property and equipment assets and $0.9 million against certain finite-lived intangible assets. See Notes 11, 7 and 4, respectively, to these consolidated financial statements for additional details.
There were no other non-recurring fair value adjustments during 2021, 2020 and 2019 except for certain business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date from updated estimates and assumptions during the measurement period. See Note 3 to these consolidated financial statements for additional details.

7. Property and Equipment and Software Development Costs
Property and equipment
Property and equipment consisted of the following as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2021	2020
Land	—	$9,548	$9,548
Building	39	61,284	61,284
Building improvements(1)	7 - 20	10,874	9,942
Equipment	1 - 5	2,320	2,865
Computer hardware	1 - 5	47,768	56,202
Computer software	1 - 5	21,347	23,116
Construction in progress	—	2,135	3,435
Furniture and fixtures	1 - 7	2,658	2,796
Leasehold improvements	Lesser of lease term or estimated useful life	12,086	6,044
Total property and equipment		170,020	175,232
Less: accumulated depreciation		(58,592)	(70,055)
Property and equipment, net		$111,428	$105,177
(1)Upon acquisition of our global headquarters facility in August 2020, we reclassified related leasehold improvement costs of $5.5 million to building improvements given the acquisition of the underlying assets.

2021 Form 10-K	85

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Depreciation expense was $14.4 million, $19.2 million and $15.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
During the year ended December 31, 2021, we recorded impairment charges of $1.7 million against certain property and equipment assets. These impairment charges resulted primarily from our decision to close our Austin office. This impairment charge is reflected in general and administrative expense on the statements of comprehensive income.
During the year ended December 31, 2019, we recorded impairment charges of $1.4 million against certain property and equipment assets that reduced the carrying value of the assets to zero. These impairment charges are reflected in restructuring on the statements of comprehensive income and resulted primarily from our facilities optimization restructuring as we wrote-off facilities-related fixed assets that we would no longer use. See Note 18 to these consolidated financial statements for additional details regarding our facilities optimization restructuring.
Software development costs
Software development costs consisted of the following as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2021	2020
Software development costs	3 - 7	$196,337	$164,665
Less: accumulated amortization		(74,960)	(52,838)
Software development costs, net		$121,377	$111,827
During the year ended December 31, 2020, we recorded an impairment charge of $4.3 million against certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge was reflected in cost of recurring revenue and resulted primarily from our decision to accelerate the end of customer support for certain solutions. Other changes to the gross carrying amount of software development costs were primarily related to qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those for our cloud solutions, write-offs of fully amortized assets, and the effect of foreign currency translation.
Amortization expense related to software development costs was $31.0 million, $31.7 million and $20.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included primarily in cost of recurring.

8. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	December 31, 2021	December 31, 2020
Restricted cash due to customers	$593,296	$607,943
Letters of credit for operating leases	2,256	—
Real estate escrow balances	1,064	1,276
Total restricted cash	$596,616	$609,219

86	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Prepaid expenses and other assets

(dollars in thousands)	December 31, 2021	December 31, 2020
Costs of obtaining contracts(1)(2)	$78,465	$84,914
Prepaid software maintenance and subscriptions(3)	28,880	24,471
Receivables for probable insurance recoveries(4)	18,202	6,288
Implementation costs for cloud computing arrangements, net(5)(6)	11,892	11,298
Derivative instruments	7,160	—
Unbilled accounts receivable	5,443	10,385
Prepaid insurance	5,363	1,426
Taxes, prepaid and receivable	3,986	1,891
Deferred tax assets	1,546	1,592
Other assets	11,835	8,740
Total prepaid expenses and other assets	172,772	151,005
Less: Long-term portion	77,266	72,639
Prepaid expenses and other current assets	$95,506	$78,366
(1)Amortization expense from costs of obtaining contracts was $35.5 million, $37.4 million and $38.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in sales, marketing and customer success expense in our consolidated statements of comprehensive income.
(2)The current portion of costs of obtaining contracts as of December 31, 2021 and 2020 was $30.2 million and $31.9 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of December 31, 2021 and December 31, 2020 was $24.7 million and $19.8 million, respectively.
(4)See discussion of the Security Incident at Note 11 to these consolidated financial statements.
(5)These costs primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.
(6)Amortization expense from capitalized cloud computing implementation costs was $1.9 million, $0.8 million and insignificant for the years ended December 31, 2021, 2020 and 2019, respectively. Accumulated amortization for these costs was $3.0 million and $1.1 million as of December 31, 2021 and 2020, respectively.
Accrued expenses and other liabilities

(dollars in thousands)	December 31, 2021	December 31, 2020
Taxes payable(1)	$19,777	$19,577
Amounts payable to former EVERFI option holders(2)	17,404	—
Accrued legal costs(3)	11,724	4,808
Operating lease liabilities, current portion	9,170	9,359
Customer credit balances	8,403	5,874
Accrued commissions and salaries	7,872	5,010
Accrued bonuses	5,829	—
Accrued transaction-based costs related to payments services	5,427	—
Accrued health care costs	3,042	2,341
Accrued vacation costs	2,234	2,311
Unrecognized tax benefit	1,248	3,351
Derivative instruments	—	4,159
Other liabilities	9,310	6,304
Total accrued expenses and other liabilities	101,440	63,094
Less: Long-term portion	1,344	10,866
Accrued expenses and other current liabilities	$100,096	$52,228
(1)We deferred payments of the employer's portion of Social Security taxes during 2020 under the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), half of which was due by the end of calendar year 2021 with the remainder due by the end of calendar year 2022.

2021 Form 10-K	87

Blackbaud, Inc.
Notes to Consolidated Financial Statements
(2)Represents amounts not yet paid by EVERFI to its former option holders as of December 31, 2021, solely due to the timing of the acquisition on the last day of 2021. See Note 3 to these consolidated financial statements for additional information regarding our acquisition of EVERFI.
(3)All accrued legal costs are classified as current. The increase in accrued legal costs from December 31, 2020 was primarily due to the Security Incident. See Note 11 to these consolidated financial statements.
Deferred revenue

(dollars in thousands)	December 31, 2021	December 31, 2020
Recurring	$360,890	$303,840
One-time services and other	17,856	13,074
Total deferred revenue	378,746	316,914
Less: Long-term portion	4,247	4,678
Deferred revenue, current portion	$374,499	$312,236
Other income, net

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Interest income	$392	$1,660	$2,802
Other (expense) income, net	(212)	(2)	1,256
Other income, net	$180	$1,658	$4,058

9. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Credit facility:
Revolving credit loans	$260,000	$69,625	3.27%	1.83%
Term loans	640,000	400,000	3.02%	3.12%
Real estate loans	59,480	60,626	5.22%	5.22%
Other debt	1,694	3,926	5.00%	5.00%
Total debt	961,174	534,177	3.23%	3.21%
Less: Unamortized discount and debt issuance costs	4,994	3,144
Less: Debt, current portion	18,697	12,840	3.11%	2.61%
Debt, net of current portion	$937,483	$518,193	3.23%	3.22%
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

88	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
In connection with the amendment and restatement of the 2017 Credit Facility, the existing Pledge Agreement dated June 2, 2017, by us in favor of Bank of America, N.A., as administrative agent, was likewise amended and restated.
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
Our obligations under the 2020 Credit Facility are secured by the stock and limited liability company interests of certain of our direct subsidiaries and any of our material domestic subsidiaries, if any, and the proceeds therefrom pledged pursuant to an Amended and Restated Pledge Agreement dated as of October 30, 2020, by us in favor of Bank of America, N.A., as administrative agent, for the ratable benefit of itself and the secured parties referred to therein.
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
We also pay a quarterly commitment fee on the unused portion of the 2020 Revolving Facility from 0.250% to 0.375% per annum, depending on our net leverage ratio. At December 31, 2021, the commitment fee was 0.25%.
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
The 2020 Credit Facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. Financial covenants include a net leverage ratio and an interest coverage ratio. At December 31, 2021, we were in compliance with our debt covenants under the 2020 Credit Facility.

2021 Form 10-K	89

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Under the terms of the 2020 Credit Facility, we are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the Revolving Credit Facility and/or request additional incremental term loans in the aggregate principal amount of up to $250.0 million plus an amount, if any, such that the net leverage ratio shall be no greater than 3.25 to 1.00. At December 31, 2021, our available borrowing capacity under the 2020 Credit Facility was $239.5 million.
First incremental term loan
In December 2021, we entered into the First Incremental Term Loan Agreement (the "Incremental Amendment"). The Incremental Amendment amends the 2020 Credit Facility and, among other things, provides for a $250.0 million incremental term loan (the “2021 Incremental Term Loan”).
The 2021 Incremental Term Loan bears interest at a rate per annum equal to, at the option of the Company: (a) a base rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, N.A., and (iii) the Daily SOFR rate plus 1.00% (the “Base Rate”), plus an applicable margin as specified in the Incremental Amendment (the “Applicable Margin”); (b) the Daily SOFR rate plus a SOFR adjustment rate as specified in the Incremental Amendment (the “SOFR Adjustment”) plus the Applicable Margin; or (c) the Term SOFR rate plus the SOFR Adjustment plus the Applicable Margin. The Applicable Margin shall be adjusted quarterly, varies based on our net leverage ratio and varies based on whether the loan is a Base Rate loan (0.375% to 1.50%) or a SOFR Rate loan (1.375% to 2.50%). The SOFR Adjustment varies based on the applicable interest period and equals 0.10% for Daily SOFR loans and for Term SOFR loans with a one-month interest period, 0.15% for Term SOFR loans with a three-month interest period and 0.25% for Term SOFR loans with a six-month interest period. The 2021 Incremental Term Loan matures in October 2025, which is the maturity date of the existing term loan under the 2020 Credit Facility, and is otherwise subject to substantially the same terms and conditions as the existing term loan under the 2020 Credit Facility.
Financing costs
In connection with our entry into the 2020 Credit Facility, we paid $4.0 million in financing costs, of which $1.2 million were capitalized in other assets and, together with a portion of the unamortized deferred financing costs from the 2017 Credit Facility and prior facilities, are being amortized into interest expense over the term of the new facility. We recorded aggregate financing costs of $2.0 million as a direct deduction from the carrying amount of our debt liability, which related to debt discount (fees paid to lenders) and debt issuance costs for the 2020 Term Loan.
In connection with our entry into the 2021 Incremental Term Loan, we paid $3.1 million in financing costs which were recorded as a direct deduction from the carrying amount of our debt liability.
As of December 31, 2021, deferred financing costs totaling $1.2 million were included in other assets on our consolidated balance sheets.
Financing for EVERFI acquisition
On December 31, 2021, we acquired EVERFI for approximately $440.1 million in cash consideration and 3,844,423 shares of the company's common stock, valued at approximately $303.6 million, for an aggregate purchase price of approximately $743.8 million, subject to closing adjustments. We financed the cash consideration and related expenses through cash on hand and new borrowings under the 2020 Credit Facility, including $250.0 million under the First Incremental Term Loan (as defined above).

90	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the Seller’s obligations under (i) a 5.12% Senior Secured Note, Series A1, in the outstanding principal amount of $49.1 million, dated May 2, 2018, and (ii) a 5.61% Senior Secured Note, Series A2, in the outstanding principal amount of $12.0 million, dated May 2, 2018, or an aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). The Series A1 Note provides that we will pay the remaining principal amount due thereunder together with interest thereon at the rate indicated above, in monthly installments until it matures in April 2038. The Series A2 Note provides that we pay interest only in monthly installments at the rate indicated above with the principal amount due at maturity in April 2038. The Real Estate Loans are secured by a first priority lien on the real property constituting the global headquarters facility. Our assumption of the Real Estate Loans was a noncash investing and financing transaction and is reflected in our supplemental disclosure of cash flow information. At December 31, 2021, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring annual payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.
The following table summarizes our currently effective financing agreements as of December 31, 2021:

(dollars in thousands)	Term in Months	Number of Annual Payments	First Annual Payment Due	Original Loan Value
Effective dates of agreements:
December 2019	51	4	January 2020	$2,150
January 2020	39	3	March 2020	3,470
As of December 31, 2021, the required annual maturities related to the 2020 Credit Facility, the Real Estate Loans and our other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2022	$18,697
2023	18,232
2024	17,859
2025	853,034
2026	1,969
Thereafter	51,383
Total required maturities	$961,174

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

2021 Form 10-K	91

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The terms and notional values of our derivative instruments were as follows as of December 31, 2021:

(dollars in thousands)	Term of derivative instrument	Notional value
Derivative instruments designated as hedging instruments:
Interest rate swap	November 2020 - October 2024	$60,000
Interest rate swap	November 2020 - October 2024	60,000
Interest rate swap	June 2021 - October 2024	120,000
Interest rate swap	July 2021 - October 2024	120,000
Interest rate swap	July 2021 - October 2024	75,000
		$435,000
The fair values of our derivative instruments were as follows as of:

		Asset Derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	December 31, 2021	December 31, 2020	Balance sheet location	December 31, 2021	December 31, 2020
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$—	$—	Accrued expenses and other current liabilities	$—	$2,698
Interest rate swaps, long-term portion	Other assets	7,160	—	Other liabilities	—	1,461
Total derivative instruments designated as hedging instruments		$7,160	$—		$—	$4,159
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	December 31, 2021		Year ended December 31, 2021
Interest rate swaps	$7,160	Interest expense	$(3,714)

	December 31, 2020		Year ended December 31, 2020
Interest rate swaps	$(4,159)	Interest expense	$(3,827)

	December 31, 2019		Year ended December 31, 2019
Interest rate swaps	$(1,757)	Interest expense	$573

92	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive income as of December 31, 2021 that is expected to be reclassified into earnings within the next twelve months is insignificant. There were no ineffective portions of our interest rate swap derivatives during the years ended December 31, 2021, 2020 and 2019. See Note 14 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component.
We did not have any undesignated derivative instruments during 2021, 2020 and 2019.

11. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. In August 2020, we completed the purchase of our global headquarters facility that we previously leased. As of December 31, 2021, we did not have any operating leases that had not yet commenced.
With the acquisition of EVERFI, we assumed a lease for office space in Washington, D.C. At December 31, 2021, we had a standby letter of credit of $2.1 million for a security deposit for this lease.
The following table summarizes the components of our lease expense:

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Operating lease cost(1)	$9,636	$41,210	$27,519
Variable lease cost	2,478	4,266	4,035
Sublease income	(1,516)	(3,120)	(3,189)
Net lease cost	$10,598	$42,356	$28,365
(1)Includes short-term lease costs, which were immaterial.
In October 2021, we made the decision to permanently close our fixed office locations (with the exception of our global headquarters facility in Charleston, South Carolina), effective in December 2021. This change was intended to align our real estate footprint with our transition to a remote-first workforce. We enter into arrangements for smaller more flexible workspaces where necessary. As a result, during the twelve months ended December 31, 2021, we reduced the estimated useful lives of our operating lease ROU assets for certain of our office locations we expected to exit. We recorded $5.3 million in incremental operating lease costs during 2021 related to this change in accounting estimate. For these same office locations, we also reduced the estimated useful lives of certain facilities-related fixed assets, which resulted in incremental depreciation expense of $1.7 million during 2021 (see Note 7 to these consolidated financial statements). During the twelve months ended December 31, 2021, we also recorded $3.6 million in impairments of operating lease ROU assets associated with certain leased office spaces we have ceased using as a result of our adjusted workforce strategy. These impairment charges are reflected in general and administrative expense.
During the twelve months ended December 31, 2020, we reduced the estimated useful lives of our operating lease ROU assets for certain of our office locations we expected to exit. We recorded $16.2 million in incremental operating lease costs during 2020 related to this change in accounting estimate, which accounts for a substantial portion of the increase in operating lease costs during 2020. For these same office locations, we also reduced the estimated useful lives of certain facilities-related fixed assets, which resulted in incremental depreciation expense of $4.6 million during 2020 (see Note 7 to these consolidated financial statements). During the twelve months ended December 31, 2020, we also recorded $4.0 million in impairments of operating lease ROU assets associated with certain leased office spaces we ceased using. These impairment charges are reflected in general and administrative expense.

2021 Form 10-K	93

Blackbaud, Inc.
Notes to Consolidated Financial Statements
During the twelve months ended December 31, 2019, we recorded $3.8 million in impairments of operating lease ROU assets associated with certain leased office spaces we ceased using as part of our facilities optimization restructuring. These impairments, which were based on our estimates about our inability to sublease the office spaces, were recorded as restructuring expense on our consolidated statements of comprehensive income. See Note 18 to these consolidated financial statements for additional details regarding our facilities optimization restructuring.
Maturities of our operating lease liabilities as of December 31, 2021 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases
2022	11,706
2023	10,328
2024	7,886
2025	6,805
2026	6,109
Thereafter	32,997
Total lease payments	75,831
Less: Amount representing interest	13,275
Present value of future payments	$62,556
Our ROU assets and lease liabilities are included in the following line items in our consolidated balance sheet:

(dollars in thousands)	December 31, 2021	December 31, 2020
Operating leases
Operating lease ROU assets	$53,883	$22,671

Accrued expenses and other current liabilities	$9,170	$9,359
Operating lease liabilities, net of current portion	53,386	17,357
Total operating lease liabilities	$62,556	$26,716
The increase in operating lease ROU assets and operating lease liabilities during 2021 was primarily due to leases for office space we assumed with our acquisition of EVERFI. See Note 3 to these consolidated financial statements for details.
The weighted average remaining lease terms and discount rates were as follows:

(dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Operating leases
Weighted average remaining lease term (years)	8.9	4.6	12.5
Weighted average discount rate	4.68%	5.70%	5.96%
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$11,338	$26,713	$24,569
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	5,358	11,002	102,245
(1)The 2020 amount was revised to correct an immaterial disclosure error in the previously filed consolidated financial statements.

94	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Other commitments
The term loans under the 2020 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2020 Credit Facility in October 2025. The Real Estate Loans also require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2021, the remaining aggregate minimum purchase commitment under these arrangements was approximately $33.6 million through 2025.
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

2021 Form 10-K	95

Blackbaud, Inc.
Notes to Consolidated Financial Statements
We recorded expenses and offsetting probable insurance recoveries related to the Security Incident as follows:

	Years ended December 31,
(dollars in thousands)	2021	2020
Gross expense(1)	$40,560	$9,831
Offsetting probable insurance recoveries	(38,746)	(9,363)
Net expense	$1,814	$468
(1)The 2020 amount has been revised to exclude costs associated with enhancements to our cybersecurity program.
The following summarizes our cumulative expenses, probable insurance recoveries and insurance recoveries paid as of:

(dollars in thousands)	December 31, 2021	December 31, 2020
Cumulative gross expense(1)	$50,391	$9,831
Cumulative offsetting insurance recoveries	(48,109)	(9,363)
Cumulative net expense	$2,282	$468

Cumulative offsetting insurance recoveries paid	$(29,968)	$(3,075)
(1)The 2020 amount has been revised to exclude costs associated with enhancements to our cybersecurity program.
Due to the time required to submit and process such insurance claims, we have not yet received all of the accrued insurance recoveries. Recorded expenses consisted primarily of payments for legal fees related to governmental inquiries and investigations and customer constituent class actions. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our consolidated statements of comprehensive income and as operating activities on our consolidated statements of cash flows. Based on our review of expenses incurred to date, total costs related to the Security Incident have exceeded the limit of our insurance coverage during the first quarter of 2022. We expect to continue to experience significant expenses related to our response to the Security Incident, resolution of legal proceedings, claims, inquiries and investigations discussed below, and our efforts to further enhance our security measures. For full year 2022, we currently expect net cash outlays of approximately $25.0 million to $35.0 million for ongoing legal fees related to the Security Incident. In line with our policy as discussed above, legal fees, are expensed as incurred.
Based on our analysis of the factors described above, we have not recorded a liability for a loss contingency related to the Security Incident as of December 31, 2021 because we are unable at this time to reasonably estimate the possible loss or range of loss.
Customer claims. To date, we have received approximately 260 specific requests for reimbursement of expenses ("Customer Reimbursement Requests") and approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident (none of which have as yet been filed in court). Of the Customer Reimbursement Requests received to date, approximately 180 have been fully resolved and closed. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us. One insurance company has filed a subrogation claim in court. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. Our review of customer and subrogation claims includes analyzing individual customer contracts into which we have entered, the specific claims made and applicable law.
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

96	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
Governmental inquiries and investigations. To date, we have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 48 state Attorneys General and the District of Columbia and separate Civil Investigative Demands from the offices of the Illinois Attorney General and the California Attorney General relating to the Security Incident. We also are subject to the following pending governmental actions:
•an investigation by the U.S. Federal Trade Commission;
•a formal investigation by the SEC;
•an investigation by the U.S. Department of Health and Human Services;
•an investigation by the Office of the Australian Information Commissioner; and
•an investigation by the Office of the Privacy Commissioner of Canada.
On September 28, 2021, the Information Commissioner’s Office in the United Kingdom under the U.K. Data Protection Act 2018 (the "ICO") notified us that it has closed its investigation of the Security Incident. Based on its investigation and having considered our actions before, during and after the Security Incident, the ICO issued our European subsidiary a reprimand in accordance with Article 58(2)(b) of the U.K. General Data Protection Regulation ("U.K. GDPR") due to our non-compliance, in the ICO's view, with the requirements set out in Article 32 of the U.K. GDPR regarding the processing of personal data. The ICO did not impose a penalty related to the Security Incident, nor did it impose any requirements for further action by us.
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

2021 Form 10-K	97

Blackbaud, Inc.
Notes to Consolidated Financial Statements

12. Income Taxes
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the U.K., Australia, Ireland and Costa Rica. We are generally subject to U.S. federal income tax examination for calendar tax years 2018 through 2021 as well as state and foreign income tax examinations for various years depending on statutes of limitations of those jurisdictions. We entered into settlement with the IRS Appeals Office in relation to one of our uncertain tax positions which resulted in release of the corresponding liability for uncertain tax position.
The following summarizes the components of income tax expense (benefit):

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Current taxes:
U.S. Federal	$(2,499)	$(407)	$1,534
U.S. State and local	(257)	1,563	613
International	6,570	3,904	130
Total current taxes	3,814	5,060	2,277
Deferred taxes:
U.S. Federal	(4,615)	(1,064)	(1,724)
U.S. State and local	222	7,725	(2,235)
International	1,964	2,176	359
Total deferred taxes	(2,429)	8,837	(3,600)
Total income tax provision (benefit)	$1,385	$13,897	$(1,323)
The following summarizes the components of income before provision for income taxes:

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
U.S.	$(23,180)	$(4,112)	$5,149
International	30,263	25,726	5,436
Income before provision for income taxes	$7,083	$21,614	$10,585

98	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate our income tax provision (benefit) is as follows:

	Years ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal benefit	4.4	5.9	(1.7)
Change in foreign income tax rate applied to deferred tax balances	42.6	4.0	2.0
Change in state income tax rate applied to deferred tax balances	2.3	0.1	(3.1)
Section 162(m) limitation	75.0	17.5	30.8
Change in valuation reserve (primarily state credit reserves)	26.1	38.2	3.7
Acquisition costs	8.7	—	—
Nondeductible meals, entertainment and transportation	1.1	3.3	11.3
GILTI inclusion	—	1.3	5.9
FDII benefit	—	—	(1.5)
DTA Adjustment – NOLs	—	(3.3)	—
Return to accrual adjustment	(4.2)	(4.1)	(10.6)
Foreign tax rate	(6.0)	(1.7)	0.3
State credits, net of federal benefit	(32.6)	(2.3)	(15.4)
Unrecognized tax benefit	(32.7)	1.3	4.4
Stock-based compensation	(36.2)	(1.2)	(20.2)
Federal credits generated	(54.5)	(17.4)	(37.6)
Other	4.6	1.7	(1.8)
Income tax provision (benefit) effective rate	19.6%	64.3%	(12.5)%
The decrease in our effective income tax rate in 2021 when compared to 2020, was primarily due to prior year increase in valuation allowance attributable to state tax credit carryforwards for which we do not expect to realize benefit. Furthermore, our 2021 effective income tax rate was positively impacted by increased benefit attributable to stock based compensation deduction and a reduction to the unrecognized tax benefit as a result of IRS audit settlement and statute of limitation lapses offset against negative impacts of the U.K.-enacted tax rate increase and an increase in non-deductible compensation.

2021 Form 10-K	99

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in thousands)	2021	2020
Deferred tax assets relating to:
Federal and state and foreign net operating loss carryforwards	$21,456	$5,592
Federal, state and foreign tax credits	52,283	42,598
Stock-based compensation	21,432	17,434
Operating leases	23,795	13,375
Allowance for credit losses	2,524	2,399
Intangible assets	1,070	1,663
Deferred revenue	1,057	524
Accrued bonuses	218	—
Other	13,515	9,111
Total deferred tax assets	137,350	92,696
Deferred tax liabilities relating to:
Intangible assets	(168,392)	(45,757)
Capitalized software development costs	(31,326)	(28,804)
Costs of obtaining contracts	(18,046)	(20,256)
Operating leases	(23,582)	(12,333)
Fixed assets	(8,483)	(8,458)
Other	(2,515)	(398)
Total deferred tax liabilities	(252,344)	(116,006)
Valuation allowance	(31,974)	(29,184)
Net deferred tax liability	$(146,968)	$(52,494)
As of December 31, 2021, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $76.8 million, $8.5 million and $137.6 million, respectively. The federal and state net operating loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2028 and the state net operating loss carryforwards will expire over various periods beginning in 2022. Of our foreign net operating loss carryforwards, $425 thousand expires in 2024 with the remainder having an unlimited carryforward period. Our federal tax credit carryforwards for income tax purposes were approximately $22.1 million. Our state tax credit carryforwards for income tax purposes were approximately $32.8 million, net of federal benefit. If not utilized, the federal tax credit carryforwards will begin to expire in 2036 and the state tax credit carryforwards will begin to expire in 2022. A portion of the foreign and state net operating loss carryforwards and state credit carryforwards have a valuation reserve due to management's uncertainty regarding the future ability to use such carryforwards.
The following table illustrates the change in our deferred tax asset valuation allowance:

Years ended December 31, (dollars in thousands)	Balance at beginning of year	Acquisition- related change	Charges to expense	Balance at end of year
2021	$29,184	$893	$1,897	$31,974
2020	6,453	—	22,731	29,184
2019	6,855	—	(402)	6,453

100	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the change to our unrecognized tax benefit for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Balance at beginning of year	$4,625	$4,346	$3,704
Increases from prior period positions	6	414	1,183
Decreases in prior year positions	(57)	(614)	(385)
Increases from current period positions	1,751	491	456
Settlements (payments)	(1,192)	—	—
Lapse of statute of limitations	(1,482)	(12)	(612)
Balance at end of year	$3,651	$4,625	$4,346
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $3.2 million at December 31, 2021. Certain prior period amounts relating to our 2014 acquisitions are covered under indemnification agreements and, therefore, we have recorded a corresponding indemnification asset. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2021 and December 31, 2020 was insignificant and $1.1 million, respectively. The total amount of interest and penalties included in the consolidated statements of comprehensive income as an increase or decrease in income tax expense for 2021, 2020 and 2019 was insignificant.
We have taken federal and state tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2021 was insignificant.
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

13. Stock-based Compensation
Employee stock-based compensation plans
Under the 2016 Equity and Incentive Compensation Plan Amended and Restated as of June 10, 2021 (the "2016 Equity Plan"), we may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards and cash incentive awards to employees, directors and consultants. Our Compensation Committee of the Board of Directors administers this plan and the stock-based awards are granted under terms determined by it.
The total number of authorized stock-based awards available under our plan was 3,500,423 as of December 31, 2021. We issue common stock from our pool of authorized stock upon exercise of stock options and stock appreciation rights, vesting of restricted stock units or upon granting of restricted stock.

2021 Form 10-K	101

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Historically, we have issued four types of awards under our plans: restricted stock awards, restricted stock units, stock options and stock appreciation rights ("SARs"). There have been no new stock options or SARs granted since 2005 and 2013, respectively. The following table sets forth the number of awards outstanding for each award type as of:

	Outstanding at December 31,
Award type	2021	2020
Restricted stock awards	1,192,810	1,277,109
Restricted stock units	1,279,270	1,170,885
Options and SARs granted under the 2016 Equity Plan have a 10-year contractual term. Awards granted to our executive officers and certain members of management are subject to accelerated vesting upon a change in control as defined in the employees’ retention agreement.
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
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Years ended December 31,
(in thousands)	2021	2020	2019
Included in cost of revenue:
Cost of recurring	$12,405	$5,793	$1,879
Cost of one-time services and other	7,547	7,581	1,487
Total included in cost of revenue	19,952	13,374	3,366
Included in operating expenses:
Sales, marketing and customer success	20,283	15,514	11,203
Research and development	27,080	18,527	11,115
General and administrative	53,064	39,842	32,949
Total included in operating expenses	100,427	73,883	55,267
Total stock-based compensation expense	$120,379	$87,257	$58,633
The total amount of compensation cost related to unvested awards not recognized was $97.8 million at December 31, 2021. It is expected that this amount will be recognized over a weighted average period of 1.3 years.
Restricted stock awards
We have granted shares of common stock subject to certain restrictions under the 2016 Equity Plan. Restricted stock awards granted to employees vest in equal annual installments generally over 3 years from the grant date subject to the recipient’s continued employment with us. Restricted stock awards granted to non-employee directors vest after one year from the date of grant or, if earlier, immediately prior to the next annual election of directors, provided the non-employee director is serving as a director at that time. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to vote such shares and receive dividends, if declared.

102	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table summarizes our unvested restricted stock awards as of December 31, 2021, and changes during the year then ended:

Restricted stock awards	Restricted stock awards	Weighted average grant-date fair value	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2021	1,277,109	$79.54
Granted	596,763	77.39
Vested	(486,342)	79.21
Forfeited	(194,720)	78.67
Unvested at December 31, 2021	1,192,810	78.73	$94,208
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock awards that vested during the years ended December 31, 2021, 2020 and 2019 was $38.5 million, $39.9 million and $37.5 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2020 and 2019 was $77.16 and $78.39, respectively.
Restricted stock units
We have also granted restricted stock units subject to certain restrictions under the 2016 Equity Plan. Restricted stock units granted to employees vest in equal annual installments generally over 3 years from the grant date subject to the recipient’s continued employment with us. We have also granted restricted stock units for which vesting is subject to meeting certain performance and/or market conditions. Restricted stock units granted with a market condition had a fair market value assigned at the grant date based on the use of a Monte Carlo simulation model. The fair market value of the stock at the time of the grant is amortized to expense on a straight-line basis over the period of vesting except for awards with market or performance conditions, which are amortized on an accelerated basis over the period of vesting.
The following table summarizes our unvested restricted stock units as of December 31, 2021, and changes during the year then ended:

Restricted stock units	Restricted stock units	Weighted average grant-date fair value	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2021	1,170,885	$63.62
Granted	1,126,266	73.47
Forfeited	(110,722)	66.11
Vested	(907,159)	59.83
Unvested at December 31, 2021	1,279,270	74.77	$101,037
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock units that vested during the years ended December 31, 2021, 2020 and 2019 was $54.3 million, $18.9 million, and $19.2 million, respectively. The weighted average grant date fair value of restricted stock units granted for the years ended December 31, 2020 and 2019 was $59.59 and $77.90, respectively.
Stock appreciation rights
All SARs previously granted were fully vested as of December 31, 2017. There were no SARs exercised during 2021 and 2020. The total intrinsic value of SARs exercised during the year ended December 31, 2019 was $3.6 million. SARs granted with a market condition had a fair market value assigned at the grant date based on the use of a Monte Carlo simulation model. All other SARs granted had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model.

2021 Form 10-K	103

Blackbaud, Inc.
Notes to Consolidated Financial Statements

14. Stockholders' Equity
Preferred stock
Our Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.
Stock repurchase program
Under our stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program does not have an expiration date and may be limited, suspended or discontinued at any time without prior notice. Under the 2020 Credit Facility, we have restrictions on our ability to repurchase shares of our common stock, which are summarized on page 56 in this report.
We account for purchases of treasury stock under the cost method. During the year ended December 31, 2021, we purchased 1,592,933 shares for $108.4 million. In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The remaining amount available to purchase stock under the stock repurchase program was $250.0 million as of December 31, 2021.
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Years ended December 31,
(in thousands)	2021	2020	2019
Accumulated other comprehensive loss, beginning of period	$(2,497)	$(5,290)	$(5,110)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive (loss) income balance, beginning of period	$(3,101)	$(1,323)	$1,498
Other comprehensive (loss) income before reclassifications, net of tax effects of $(1,982), $1,625 and $860	5,617	(4,602)	(2,399)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	3,714	3,827	(573)
Tax (benefit) expense included in provision for income taxes	(973)	(1,003)	151
Total amounts reclassified from accumulated other comprehensive income (loss)	2,741	2,824	(422)
Net current-period other comprehensive income (loss)	8,358	(1,778)	(2,821)
Accumulated other comprehensive income (loss) balance, end of period	$5,257	$(3,101)	$(1,323)
Foreign currency translation adjustment:
Accumulated other comprehensive income (loss) balance, beginning of period	$604	$(3,967)	$(6,608)
Translation adjustments	661	4,571	2,641
Accumulated other comprehensive income (loss) balance, end of period	1,265	604	(3,967)
Accumulated other comprehensive income (loss), end of period	$6,522	$(2,497)	$(5,290)

104	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

15. Defined Contribution Plan
We have a defined contribution 401(k) plan (the "401K Plan") covering substantially all employees. Employees were able to contribute between 1% and 75% of their salaries in 2021, 2020 and 2019. We match 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at our discretion. We suspended our 401(k) match program between April 1, 2020 and December 31, 2020 in response to COVID-19. Total matching contributions to the 401K Plan for the years ended December 31, 2021, 2020 and 2019 were $6.5 million, $1.9 million and $8.7 million, respectively.
In December 2020, we made a discretionary matching contribution to eligible employees 401(k) plans totaling $1.2 million, given our financial performance during the fourth quarter. There were no discretionary contributions by us to the 401K Plan in 2021 and 2019.

16. Segment Information
Our chief operating decision maker is our chief executive officer ("CEO"). Our chief operating decision maker uses consolidated financial information to make operating decisions, assess financial performance and allocate resources. We have one operating segment and one reportable segment.
The following table presents long-lived assets by geographic region based on the location of the assets.

	Years ended December 31,
(dollars in thousands)	2021	2020
United States	$110,613	$103,123
Other countries	815	2,054
Total property and equipment	$111,428	$105,177
See Note 17 to these consolidated financial statements for information about our revenues by geographic region.

17. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of December 31, 2021, approximately $1.0 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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

2021 Form 10-K	105

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Contract balances
Our contract assets as of December 31, 2021 and December 31, 2020 were insignificant. Our opening and closing balances of deferred revenue were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Total deferred revenue	$378,746	$316,914
Deferred revenue increased during 2021, primarily due to the inclusion of EVERFI deferred revenue balances and, to a much lesser extent, early progress in initiatives to bring our pricing in line with the market. The amount of revenue recognized during the 2021 that was included in the deferred revenue balance at the beginning of the period was approximately $288 million. The amount of revenue recognized during the 2021 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
United States	$777,333	$772,188	$775,308
United Kingdom	89,688	84,121	65,176
Other countries	60,719	56,910	59,939
Total revenue	$927,740	$913,219	$900,423
Beginning in the second quarter of 2021, we combined our General Markets Group and Enterprise Markets Group into a single U.S. Markets Group ("UMG") and moved our Corporations vertical under our International Markets Group ("IMG"). This change was made to better align our resources toward customer retention and growth, which are key objectives as we progress toward our long-term aspirational goals.
The UMG and the IMG comprised our go-to-market organizations as of December 31, 2021. The following is a description of each market group as of that date:
•The UMG focuses on sales primarily to all prospects and customers inside of the U.S.; and
•The IMG focuses on sales primarily to all prospects and customers outside of the U.S, as well as corporations.
The following table presents our revenue by market group:

	Years ended December 31,
(dollars in thousands)	2021	2020(1)	2019(1)
UMG	$733,663	$730,482	$750,007
IMG	193,632	181,948	147,147
Other	445	789	3,269
Total revenue	$927,740	$913,219	$900,423
(1)Due to the market group changes discussed above, we have recast our revenue by market group for the years ended December 31, 2020 and 2019 to present them on a consistent basis with the current year.

106	2021 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table presents our recurring revenue by type:

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Contractual recurring	$601,397	$591,272	$590,464
Transactional recurring	279,453	259,473	241,145
Total recurring revenue	$880,850	$850,745	$831,609

18. Restructuring
During 2017, in an effort to further our organizational objectives, including improved operating efficiency, customer outcomes and employee satisfaction, we initiated a multi-year plan to consolidate and relocate some of our existing offices to highly modern and more collaborative workspaces with short-term financial commitments. We substantially completed our facilities optimization restructuring plan as of December 2019. During the year ended December 31, 2019, we incurred $5.8 million in before-tax restructuring charges related to these activities. Such charges during the years ended December 31, 2021 and 2020 were insignificant.
Restructuring costs incurred prior to our adoption of ASU 2016-02 Leases (Topic 842) ("ASU 2016-02") on January 1, 2019 consisted primarily of costs to terminate lease agreements, contractual lease payments, net of estimated sublease income, upon vacating space as part of the plan, as well as insignificant costs to relocate affected employees and write-off facilities-related fixed assets that we would no longer use.
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

19. Subsequent Events
Shelf registration statement
As a well-known seasoned issuer, we filed an automatic shelf registration statement for an undetermined amount of debt and equity securities with the SEC on January 14, 2022. Under this universal shelf registration statement we may offer, from time to time, debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. Subject to certain conditions, this registration statement will be effective through January 13, 2024.
First amendment to 2020 Credit Facility
On January 31, 2022, we entered into the First Amendment to Credit Agreement (the “Amendment”). The Amendment amends the 2020 Credit Facility to, among other things, (i) modify the definition of “Applicable Margin”, (ii) modify the net leverage ratio financial covenant to require a net leverage ratio of (A) 4.00:1.00 or less for the fiscal quarter ended December 31, 2021 and for fiscal quarters ending thereafter through December 31, 2023 and (B) 3.75:1.00 or less for the fiscal quarters ending March 31, 2024 and thereafter, (iii) reset the $250.0 fixed dollar basket with respect to the accordion feature and (iv) modify certain negative covenants to provide additional operational flexibility.

2021 Form 10-K	107

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Under the Amended Credit Agreement, revolving loans and term loans (other than the $250.0 million 2021 Incremental Term Loan incurred in December 2021 (as defined above)) bear interest at a rate per annum equal to, at the option of the Company: (a) a base rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, N.A., and (iii) Eurocurrency Rate plus 1.00% (the “Base Rate”), plus an applicable margin as specified in the Amendment (the “Applicable Margin”); or (b) Eurocurrency Rate plus the Applicable Margin. The Incremental Term Loan bear interest at a rate per annum equal to, at the option of the Company, the Base Rate, the Daily SOFR rate plus a SOFR adjustment rate as specified in the Amendment (the “SOFR Adjustment”) plus the Applicable Margin or the Term SOFR rate plus the SOFR Adjustment plus the Applicable Margin. The Applicable Margin shall be adjusted quarterly, varies based on our net leverage ratio and varies based on whether the loan is a Base Rate loan (0.375% to 1.50%), a Eurocurrency Rate loan (1.375% to 2.50%) or, solely in the case of the Incremental Term Loan, a SOFR Rate loan (1.375% to 2.50%). With respect to the Incremental Term Loan, the SOFR Adjustment varies based on the applicable interest period and equals 0.10% for Daily SOFR loans and for Term SOFR loans with a one-month interest period, 0.15% for Term SOFR loans with a three-month interest period and 0.25% for Term SOFR loans with a six-month interest period.

108	2021 Form 10-K

Blackbaud, Inc.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On October 11, 2021, we decided to dismiss PricewaterhouseCoopers LLP (“PwC”), as our independent registered public accounting firm, effective upon the completion of PwC’s audit of our consolidated financial statements for the fiscal year ended December 31, 2021 (the “2021 Audit”), which occurred on March 1, 2022. Also, on October 11, 2021, we decided to engage Ernst & Young LLP as our new independent registered public accountants for the fiscal year ending December 31, 2022, which became effective immediately following the completion by PwC of the 2021 Audit. The disclosure required under this Item 9 was previously reported on a Current Report on Form 8-K filed with the SEC on October 14, 2021.
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

Changes in Internal Control Over Financial Reporting
Although we do not believe it materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021 excluded EVERFI as discussed below. We are working to integrate EVERFI into our overall internal control over financial reporting processes. No change in internal control over financial reporting occurred during the fiscal quarter ended December 31, 2021 with respect to our operations that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

2021 Form 10-K	109

Blackbaud, Inc.
We excluded EVERFI from our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The acquisition of EVERFI was completed on December 31, 2021. As of and for the year ended December 31, 2021, EVERFI's assets represented approximately 6% of our consolidated total assets and its revenue represented 0% of our consolidated total revenue.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

110	2021 Form 10-K

Blackbaud, Inc.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Meetings of the Board and Committees,” “Delinquent Section 16(a) Reports,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2022 Annual Meeting of Stockholders expected to be held on June 9, 2022, except for "Information about our Executive Officers" which is set forth in Part I of this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information under the captions "Director Compensation," “Executive Compensation,” “Compensation Discussion and Analysis,” “2021 Summary Compensation Table” and "CEO Pay Ratio" contained in Blackbaud’s Proxy Statement for the 2022 Annual Meeting of Stockholders expected to be held on June 9, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from information under the captions “Stock Ownership” and "Equity Compensation Plan Information" contained in Blackbaud’s Proxy Statement for the 2022 Annual Meeting of Stockholders expected to be held on June 9, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information under the captions “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2022 Annual Meeting of Stockholders expected to be held on June 9, 2022.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2022 Annual Meeting of Stockholders expected to be held on June 9, 2022.

2021 Form 10-K	111

Blackbaud, Inc.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are included as part of the Annual Report on Form 10-K:
1. Financial statements
See the "Index to consolidated financial statements" in Part II Item 8 of this report.
There were no retrospective changes to the Consolidated Statement of Operations for any quarters in the two most recent fiscal years that would require disclosure under Item 302, as amended.
2.Financial statement schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements thereto.
3.Exhibits
The exhibits listed below are filed or incorporated by reference as part of this report:

		Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1
2.6	Agreement and Plan of Merger dated as of January 16, 2012 by and among Blackbaud, Inc., Caribou Acquisition Corporation and Convio, Inc.	8-K	1/17/2012	2.4
2.7	Stock Purchase Agreement dated as of October 6, 2011 by and among Everyday Hero Pty. Ltd., all of the stockholders of Everyday Hero Pty. Ltd., Nathan Betteridge as stockholder representative and Blackbaud Pacific Pty. Ltd.	10-K	2/29/2012	2.7
2.8	Purchase Agreement, dated August 30, 2014, by and among MicroEdge Holdings, LLC, Blackbaud, Inc, direct and indirect holders of all of the outstanding equity interests of MicroEdge Holdings, LLC, and VFF I AIV I, L.P., as Sellers’ Representative.	8-K	10/2/2014	10.76
2.9	Unit Purchase Agreement, dated as of August 10, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.78
2.10	Amendment, Consent and Waiver, Agreement dated as of October 2, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.79
2.11	Agreement and Plan of Merger, dated as of December 30, 2021, by and among Blackbaud, Inc., Project Montessori Acquisition, Inc., EverFi, Inc. and Eon Stockholder Representative, LLC	8-K	1/3/2022	2.1
3.4	Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009
3.5	Amended and Restated Bylaws of Blackbaud, Inc.	8-K	6/14/2019	3.1

112	2021 Form 10-K

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
4.1		Description of Capital Stock	10-K	2/20/2020	4.1
10.1	†	Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor and Kevin W. Mooney	10-K	2/27/2013	10.65
10.2	†	Form of Employment Agreement between Blackbaud, Inc. and Jon W. Olson	10-K	2/27/2013	10.65
10.3	†	Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan	DEF 14A	4/26/2016	Appendix C
10.4		Lease Agreement dated May 16, 2016 between BBHQ1, LLC (a subsidiary of Blackbaud, Inc.) and HPBB1, LLC	10-Q	8/4/2016	10.84
10.5		First Amendment to Lease Agreement, dated as of August 22, 2016, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	11/4/2016	10.87
10.6	†	Form of Retention Agreement dated as of August 1, 2017 between Blackbaud, Inc. and each of Anthony W. Boor, Kevin P. Gregoire, Kevin R. McDearis, Kevin W. Mooney and Jon W. Olson.	10-Q	8/4/2017	10.92
10.7		Second Amendment to Lease Agreement, dated as of May 18, 2017, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-K	2/20/2018	10.93
10.8		Third Amendment to Lease Agreement, dated as of December 11, 2017, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-K	2/20/2018	10.94
10.9		Fourth Amendment to Lease Agreement, dated as of February 28, 2018, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	5/4/2018	10.95
10.10	†	Amended and Restated Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan	DEF 14A	4/24/2019	Appendix B
10.11	†	Offer Letter Agreement between Blackbaud, Inc. and Kevin P. Gregoire	10-Q	5/3/2019	10.96
10.12	†	Form of Employee Agreement between Blackbaud, Inc. and Kevin P. Gregoire	10-Q	5/3/2019	10.97
10.13	†	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2019 between Blackbaud, Inc. and Michael P. Gianoni	8-K	12/13/2019	10.99
10.14		Fifth Amendment to Lease Agreement, dated as of February 18, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.1
10.15		Sixth Amendment to Lease Agreement, dated as of March 17, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.2
10.16		Seventh Amendment to Lease Agreement, dated as of April 14, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.3
10.17		Eighth Amendment to Lease Agreement, dated as of May 26, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.4

2021 Form 10-K	113

Blackbaud, Inc.

		Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.18	Ninth Amendment to Lease Agreement, dated as of June 8, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.5
10.19	Tenth Amendment to Lease Agreement, dated as of June 26, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.7
10.20	Eleventh Amendment to Lease Agreement, dated as of August 13, 2020, between BBHQ1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	11/3/2020	10.3
10.21	Amended and Restated Credit Agreement, dated as of October 30, 2020, by and among Blackbaud, Inc., and certain of its subsidiaries, as Borrowers, the lenders referred to therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, PNC Bank, National Association, as Syndication Agent, and Regions Bank, BBVA USA and Fifth Third Bank, National Association, as Co-Documentation Agents, with BofA Securities, Inc., PNC Bank, National Association, Regions Capital Markets, BBVA USA and Fifth Third Bank, National Association as Joint Lead Arrangers and Joint Bookrunners.	10-Q	11/3/2020	10.4
10.22	Amended and Restated Pledge Agreement, dated as of October 30, 2020, by Blackbaud, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein.	10-Q	11/3/2020	10.5
10.23	Form of Employment Agreement between Blackbaud, Inc. and Kevin McDearis	10-Q	5/4/2021	10.1
10.24	LIBOR Transition Amendment, dated as of September 20, 2021, between Blackbaud, Inc. and Bank of America, N.A.	10-Q	11/4/2021	10.1
10.25	First Incremental Term Loan Agreement, dated as of December 31, 2021, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent	8-K	1/3/2022	10.1
10.26	Registration Rights Agreement, dated as of December 31, 2021, by and among Blackbaud, Inc., EverFi, Inc., TPG Eon, L.P., each other shareholder party thereto and Eon Stockholder Representative, LLC	8-K	1/3/2022	10.2
10.27	First Amendment to Credit Agreement, dated as of January 31, 2022, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent	8-K	2/3/2022	10.1

114	2021 Form 10-K

Blackbaud, Inc.

Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
21.1	Subsidiaries of Blackbaud, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

†	Indicates management contract or compensatory plan, contract or arrangement.
ITEM 16. Form 10-K Summary
Not applicable.

2021 Form 10-K	115

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackbaud, Inc.

Signed:	March 1, 2022	/S/ MICHAEL P. GIANONI
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/	MICHAEL P. GIANONI	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	March 1, 2022
Michael P. Gianoni

/S/	ANTHONY W. BOOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	March 1, 2022
Anthony W. Boor

/S/	ANDREW M. LEITCH	Chairman of the Board of Directors	Date:	March 1, 2022
Andrew M. Leitch

/S/	TIMOTHY CHOU	Director	Date:	March 1, 2022
Timothy Chou

/S/	GEORGE H. ELLIS	Director	Date:	March 1, 2022
George H. Ellis

/S/	D. ROGER NANNEY	Director	Date:	March 1, 2022
D. Roger Nanney

/S/	SARAH E. NASH	Director	Date:	March 1, 2022
Sarah E. Nash

/S/	JOYCE M. NELSON	Director	Date:	March 1, 2022
Joyce M. Nelson

116	2021 Form 10-K