Form 10-Q
period 2022-03-31
BLACKBAUD INC
filed 2022-05-05
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of May 2, 2022 was 52,943,047.

First Quarter 2022 Form 10-Q	1

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
Important factors that could cause actual results to differ materially from our expectations expressed in forward-looking statements include, but are not limited to, those summarized under “Part II, Item 1A. Risk factors” and elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other filings made with the United States Securities & Exchange Commission ("SEC"). Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statement, whether as a result of new information, future events or otherwise.

2	First Quarter 2022 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$33,786	$55,146
Restricted cash	279,594	596,616
Accounts receivable, net of allowance of $10,772 and $11,155 at March 31, 2022 and December 31, 2021, respectively	91,770	102,726
Customer funds receivable	2,049	977
Prepaid expenses and other current assets	99,913	95,506
Total current assets	507,112	850,971
Property and equipment, net	112,675	111,428
Operating lease right-of-use assets	51,808	53,883
Software development costs, net	126,766	121,377
Goodwill	1,056,794	1,058,640
Intangible assets, net	683,348	698,052
Other assets	90,194	77,266
Total assets	$2,628,697	$2,971,617
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$39,490	$22,067
Accrued expenses and other current liabilities	72,195	100,096
Due to customers	278,179	594,273
Debt, current portion	18,116	18,697
Deferred revenue, current portion	350,952	374,499
Total current liabilities	758,932	1,109,632
Debt, net of current portion	963,109	937,483
Deferred tax liability	144,590	148,465
Deferred revenue, net of current portion	4,725	4,247
Operating lease liabilities, net of current portion	50,785	53,386
Other liabilities	1,506	1,344
Total liabilities	1,923,647	2,254,557
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 67,658,172 and 66,165,666 shares issued at March 31, 2022 and December 31, 2021, respectively	68	66
Additional paid-in capital	993,223	968,927
Treasury stock, at cost; 14,715,944 and 14,182,805 shares at March 31, 2022 and December 31, 2021, respectively	(535,585)	(500,911)
Accumulated other comprehensive income	15,295	6,522
Retained earnings	232,049	242,456
Total stockholders’ equity	705,050	717,060
Total liabilities and stockholders’ equity	$2,628,697	$2,971,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Quarter 2022 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	Three months ended March 31,
(dollars in thousands, except per share amounts)	2022	2021
Revenue
Recurring	$244,666	$206,750
One-time services and other	12,458	12,441
Total revenue	257,124	219,191
Cost of revenue
Cost of recurring	112,174	88,865
Cost of one-time services and other	11,188	14,520
Total cost of revenue	123,362	103,385
Gross profit	133,762	115,806
Operating expenses
Sales, marketing and customer success	55,216	48,793
Research and development	39,952	29,179
General and administrative	43,762	30,587
Amortization	811	549
Restructuring	—	54
Total operating expenses	139,741	109,162
(Loss) income from operations	(5,979)	6,644
Interest expense	(7,599)	(5,114)
Other income (expense), net	1,121	(1,010)
(Loss) income before provision for income taxes	(12,457)	520
Income tax (benefit) provision	(2,050)	684
Net loss	$(10,407)	$(164)
Loss per share
Basic	$(0.20)	$—
Diluted	$(0.20)	$—
Common shares and equivalents outstanding
Basic weighted average shares	51,199,717	47,363,197
Diluted weighted average shares	51,199,717	47,363,197
Other comprehensive income
Foreign currency translation adjustment	(2,132)	2,511
Unrealized gain on derivative instruments, net of tax	10,905	4,149
Total other comprehensive income	8,773	6,660
Comprehensive (loss) income	$(1,634)	$6,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	First Quarter 2022 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31,
(dollars in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(10,407)	$(164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,545	20,461
Provision for credit losses and sales returns	1,875	2,141
Stock-based compensation expense	27,860	30,005
Deferred taxes	(7,431)	(1,142)
Amortization of deferred financing costs and discount	645	506
Other non-cash adjustments	(150)	(32)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	9,010	10,407
Prepaid expenses and other assets	(2,067)	(17,426)
Trade accounts payable	15,919	7,550
Accrued expenses and other liabilities	(13,430)	549
Deferred revenue	(22,865)	(22,752)
Net cash provided by operating activities	24,504	30,103
Cash flows from investing activities
Purchase of property and equipment	(4,266)	(3,470)
Capitalized software development costs	(12,683)	(9,302)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(19,985)	—
Net cash used in investing activities	(36,934)	(12,772)
Cash flows from financing activities
Proceeds from issuance of debt	59,400	80,700
Payments on debt	(33,765)	(59,667)
Employee taxes paid for withheld shares upon equity award settlement	(34,674)	(18,426)
Change in due to customers	(315,294)	(353,597)
Change in customer funds receivable	(1,115)	(563)
Purchase of treasury stock	—	(28,066)
Net cash used in financing activities	(325,448)	(379,619)
Effect of exchange rate on cash, cash equivalents and restricted cash	(504)	230
Net decrease in cash, cash equivalents and restricted cash	(338,382)	(362,058)
Cash, cash equivalents and restricted cash, beginning of period	651,762	644,969
Cash, cash equivalents and restricted cash, end of period	$313,380	$282,911
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$33,786	$55,146
Restricted cash	279,594	596,616
Total cash, cash equivalents and restricted cash in the statement of cash flows	$313,380	$651,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Quarter 2022 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2021	66,165,666	$66	$968,927	$(500,911)	$6,522	$242,456	$717,060
Net loss	—	—	—	—	—	(10,407)	(10,407)
Stock issuance costs related to purchase of EVERFI (see Note 3)	—	—	(983)	—	—	—	(983)
Retirements of common stock(1)	(33,075)	—	(2,581)	—	—	—	(2,581)
Vesting of restricted stock units	976,312	—	—	—	—	—	—
Employee taxes paid for 533,139 withheld shares upon equity award settlement	—	—	—	(34,674)	—	—	(34,674)
Stock-based compensation	—	—	27,860	—	—	—	27,860
Restricted stock grants	580,209	2	—	—	—	—	2
Restricted stock cancellations	(30,940)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	8,773	—	8,773
Balance at March 31, 2022	67,658,172	$68	$993,223	$(535,585)	$15,295	$232,049	$705,050
(1)Represents shares retired after determining certain EVERFI's selling shareholders would be paid in cash, rather than shares of our common stock. See Note 3 for additional information regarding our acquisition of EVERFI.

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2020	60,904,638	$61	$544,963	$(353,091)	$(2,497)	$236,714	$426,150
Net loss	—	—	—	—	—	(164)	(164)
Purchase of 465,821 treasury shares under stock repurchase program				(28,066)	—	—	(28,066)
Vesting of restricted stock units	206,418	—	—	—	—	—	—
Employee taxes paid for 240,867 withheld shares upon equity award settlement	—	—	—	(18,426)	—	—	(18,426)
Stock-based compensation	—	—	29,995	—	—	10	30,005
Restricted stock grants	519,009	1	—	—	—	—	1
Restricted stock cancellations	(34,789)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	6,660	—	6,660
Balance at March 31, 2021	61,595,276	$62	$574,958	$(399,583)	$4,163	$236,560	$416,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	First Quarter 2022 Form 10-Q

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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, and other forms filed with the SEC from time to time.
Basis of consolidation
The condensed consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reportable segment
We report our operating results and financial information in one operating and reportable segment. Our chief operating decision maker uses consolidated financial information to make operating decisions, assess financial performance and allocate resources. Our chief operating decision maker is our chief executive officer.
As discussed in Note 13 to these condensed consolidated financial statements, beginning in the second quarter of 2021, we combined our General Markets Group ("GMG") and Enterprise Markets Group ("EMG") into a single U.S. Markets Group ("UMG") and moved our Corporations vertical under our International Markets Group ("IMG"). This change was made to better align our resources toward customer retention and growth which, are key objectives as we progress toward our long-term aspirational goals. We also acquired EVERFI (as defined below) as of December 31, 2021. As we are working to integrate EVERFI into our business, it has not yet been included in one of our market groups. These changes did not impact our conclusions that we have one operating and reportable segment and one goodwill reporting unit.

First Quarter 2022 Form 10-Q	7

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
Summary of significant accounting policies
There have been no material changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

3. Business Combinations
2021 Acquisition
EVERFI
On December 31, 2021, we acquired all of the outstanding equity securities, including all voting equity interests, of EVERFI, Inc., a Delaware corporation ("EVERFI"), pursuant to an agreement and plan of merger. The acquisition advanced our position as a leader in the rapidly evolving ESG and CSR spaces. We acquired the equity securities for approximately $442.7 million in cash consideration and 3,811,348 shares of the company's common stock, valued at approximately $301.1 million, for an aggregate purchase price of approximately $743.8 million, subject to closing adjustments. The cash consideration and related expenses were funded primarily through cash on hand and new borrowings under the 2020 Credit Facility (as defined below). As a result of the acquisition, EVERFI has become a wholly owned subsidiary of ours. The operating results of EVERFI have been included in our consolidated financial statements from the date of acquisition. In accordance with applicable accounting rules, we determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required to be presented.
The fair values assigned to the assets acquired and liabilities assumed in our acquisition of EVERFI are based on our best estimates and assumptions as of the reporting date and are considered preliminary pending finalization. The estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities, pending finalization, include the valuation of intangible assets as well as the assumed deferred income tax balances. During the three months ended March 31, 2022, we recorded an insignificant measurement period adjustment to the estimated fair value of the EVERFI assets acquired and liabilities assumed following the receipt of new information. The adjustment resulted in an increase to net working capital, excluding deferred revenue, with the corresponding offset to goodwill.

8	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Goodwill and Other Intangible Assets
The change in goodwill during the three months ended March 31, 2022, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2021	$1,058,640
Adjustments related to prior year business combinations(1)	(203)
Effect of foreign currency translation	(1,643)
Balance at March 31, 2022	$1,056,794
(1)See Note 3 to these condensed consolidated financial statements for a discussion of the measurement period adjustment during the three months ended March 31, 2022 to the estimated fair value of the EVERFI assets acquired and liabilities assumed.

5. Loss Per Share
We compute basic earnings (loss) per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings (loss) per share reflect the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units. Diluted loss per share for the three months ended March 31, 2022 was the same as basic loss per share as there was a net loss in the period and inclusion of potentially dilutive securities was anti-dilutive.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2022	2021
Numerator:
Net loss	$(10,407)	$(164)
Denominator:
Weighted average common shares	51,199,717	47,363,197
Add effect of dilutive securities:
Stock-based awards	—	—
Weighted average common shares assuming dilution	51,199,717	47,363,197
Earnings per share:
Basic	$(0.20)	$—
Diluted	$(0.20)	$—

Anti-dilutive shares excluded from calculations of diluted earnings per share	1,558,751	1,360,378

First Quarter 2022 Form 10-Q	9

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
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
Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of March 31, 2022
Financial assets:
Derivative instruments	$—	$21,947	$—	$21,947
Total financial assets	$—	$21,947	$—	$21,947

Fair value as of December 31, 2021
Financial assets:
Derivative instruments	$—	$7,160	$—	$7,160
Total financial assets	$—	$7,160	$—	$7,160
Our derivative instruments within the scope of Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, are required to be recorded at fair value. Our derivative instruments that are recorded at fair value include interest rate swaps. See Note 9 to these condensed consolidated financial statements for additional information about our derivative instruments.
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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at March 31, 2022 and December 31, 2021, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at March 31, 2022 and December 31, 2021, as the debt bears interest rates that approximate market value. As LIBOR and SOFR rates are observable at commonly quoted intervals, our debt under the 2020 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. Our fixed rate debt is also classified within Level 2 of the fair value hierarchy.

10	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the three months ended March 31, 2022. Additionally, we did not hold any Level 3 assets or liabilities during the three months ended March 31, 2022.
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
There were no material non-recurring fair value adjustments to our long-lived assets, intangible assets, goodwill and operating lease ROU assets during the three months ended March 31, 2022.

7. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	March 31, 2022	December 31, 2021
Restricted cash due to customers	$276,130	$593,296
Letters of credit for operating leases	2,193	2,256
Real estate escrow balances	1,271	1,064
Total restricted cash	$279,594	$596,616

First Quarter 2022 Form 10-Q	11

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other assets

(dollars in thousands)	March 31, 2022	December 31, 2021
Costs of obtaining contracts(1)(2)	$76,482	$78,465
Prepaid software maintenance and subscriptions(3)	33,950	28,880
Derivative instruments	21,947	7,160
Receivables for probable insurance recoveries(4)(5)	12,715	18,202
Implementation costs for cloud computing arrangements, net(6)(7)	11,354	11,892
Prepaid insurance	11,237	5,363
Unbilled accounts receivable	5,545	5,443
Taxes, prepaid and receivable	4,006	3,986
Deferred tax assets	1,569	1,546
Other assets	11,302	11,835
Total prepaid expenses and other assets	190,107	172,772
Less: Long-term portion	90,194	77,266
Prepaid expenses and other current assets	$99,913	$95,506
(1)Amortization expense from costs of obtaining contracts was $8.5 million and $9.2 million for the three months ended March 31, 2022 and 2021, respectively.
(2)The current portion of costs of obtaining contracts as of March 31, 2022 and December 31, 2021 was $29.7 million and $30.2 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of March 31, 2022 and December 31, 2021 was $29.8 million and $24.7 million, respectively.
(4)All receivables for probable insurance recoveries are classified as current.
(5)See discussion of the Security Incident at Note 10 to these condensed consolidated financial statements.
(6)These costs primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.
(7)Amortization expense from capitalized cloud computing implementation costs was insignificant for the three months ended March 31, 2022 and 2021. Accumulated amortization for these costs was $3.5 million and $3.0 million as of March 31, 2022 and December 31, 2021, respectively.
Accrued expenses and other liabilities

(dollars in thousands)	March 31, 2022	December 31, 2021
Taxes payable(1)	$23,305	$19,777
Accrued legal costs(2)	12,208	11,724
Operating lease liabilities, current portion	8,930	9,170
Customer credit balances	7,403	8,403
Accrued commissions and salaries	4,656	7,872
Accrued health care costs	2,601	3,042
Accrued vacation costs	2,210	2,234
Accrued bonuses	1,460	5,829
Accrued transaction-based costs related to payments services	1,418	5,427
Unrecognized tax benefit	1,409	1,248
Amounts payable to former EVERFI option holders(3)	—	17,404
Other liabilities	8,101	9,310
Total accrued expenses and other liabilities	73,701	101,440
Less: Long-term portion	1,506	1,344
Accrued expenses and other current liabilities	$72,195	$100,096
(1)We deferred payments of the employer's portion of Social Security taxes during 2020 under the Coronavirus, Aid, Relief and Economic Security Act, half of which was due by the end of calendar year 2021 with the remainder due by the end of calendar year 2022.
(2)All accrued legal costs are classified as current.

12	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)Represents amounts that had not been paid by EVERFI to its former option holders as of December 31, 2021, solely due to the timing of the acquisition on the last day of 2021. See Note 3 to these condensed consolidated financial statements for additional information regarding our acquisition of EVERFI.

8. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Credit facility:
Revolving credit loans	$290,000	$260,000	3.06%	3.27%
Term loans	635,938	640,000	2.93%	3.02%
Real estate loans	59,177	59,480	5.22%	5.22%
Other debt	537	1,694	5.00%	5.00%
Total debt	985,652	961,174	3.11%	3.23%
Less: Unamortized discount and debt issuance costs	4,427	4,994
Less: Debt, current portion	18,116	18,697	3.16%	3.11%
Debt, net of current portion	$963,109	$937,483	3.11%	3.23%
2020 credit facility
In October 2020, we entered into a five-year $900.0 million senior credit facility (the "2020 Credit Facility"). At March 31, 2022, we were in compliance with our debt covenants under the 2020 Credit Facility.
First incremental term loan
In December 2021, we entered into the First Incremental Term Loan Agreement (the "Incremental Amendment"). The Incremental Amendment amended the 2020 Credit Facility and, among other things, provided for a $250.0 million incremental term loan (the “2021 Incremental Term Loan”).
Financing for EVERFI acquisition
On December 31, 2021, we acquired EVERFI for approximately $442.7 million in cash consideration and 3,811,348 shares of the company's common stock, valued at approximately $301.1 million, for an aggregate purchase price of approximately $743.8 million, subject to closing adjustments. We financed the cash consideration and related expenses through cash on hand and new borrowings under the 2020 Credit Facility, including $250.0 million under the 2021 Incremental Term Loan (as defined above).
First amendment to 2020 Credit Facility
On January 31, 2022, we entered into the First Amendment to Credit Agreement (the “Amendment”). The Amendment amended the 2020 Credit Facility to, among other things, (i) modify the definition of “Applicable Margin”, (ii) modify the net leverage ratio financial covenant to require a net leverage ratio of (A) 4.00:1.00 or less for the fiscal quarter ended December 31, 2021 and for fiscal quarters ending thereafter through December 31, 2023 and (B) 3.75:1.00 or less for the fiscal quarters ending March 31, 2024 and thereafter, (iii) reset the $250.0 million fixed dollar basket with respect to the accordion feature and (iv) modify certain negative covenants to provide additional operational flexibility.

First Quarter 2022 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). At March 31, 2022, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring annual payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.
The following table summarizes our currently effective financing agreements as of March 31, 2022:

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
The terms and notional values of our derivative instruments were as follows as of March 31, 2022:

(dollars in thousands)	Term of derivative instrument	Notional value
Derivative instruments designated as hedging instruments:
Interest rate swap	November 2020 - October 2024	$60,000
Interest rate swap	November 2020 - October 2024	60,000
Interest rate swap	June 2021 - October 2024	120,000
Interest rate swap	July 2021 - October 2024	120,000
Interest rate swap	July 2021 - October 2024	75,000
		$435,000
The fair values of our derivative instruments were as follows as of:

		Asset derivatives
(dollars in thousands)	Balance sheet location	March 31, 2022	December 31, 2021
Derivative instruments designated as hedging instruments:
Interest rate swaps, long-term	Other assets	21,947	7,160
Total derivative instruments designated as hedging instruments		$21,947	$7,160

14	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain (loss) reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	March 31, 2022		Three months ended March 31, 2022
Interest rate swaps	$21,947	Interest expense	$(358)

	March 31, 2021		Three months ended March 31, 2021
Interest rate swaps	$1,420	Interest expense	$(1,376)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive income as of March 31, 2022 that is expected to be reclassified into earnings within the next twelve months is $5.7 million. There were no ineffective portions of our interest rate swap derivatives during the three months ended March 31, 2022 and 2021. See Note 12 for a summary of the changes in accumulated other comprehensive income (loss) by component.

10. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of March 31, 2022, we did not have any operating leases that had not yet commenced.
The following table summarizes the components of our lease expense:

	Three months ended March 31,
(dollars in thousands)	2022	2021
Operating lease cost(1)	$2,532	$2,841
Variable lease cost	437	699
Sublease income	(431)	(460)
Net lease cost	$2,538	$3,080
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
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2022, the remaining aggregate minimum purchase commitment under these arrangements was approximately $31.7 million through 2025.

First Quarter 2022 Form 10-Q	15

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
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
We recorded expenses and offsetting probable insurance recoveries related to the Security Incident as follows:

	Three months ended March 31,
(dollars in thousands)	2022	2021
Gross expense	$9,005	$12,814
Offsetting probable insurance recoveries	(1,804)	(12,813)
Net expense	$7,201	$1

16	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following summarizes our cumulative expenses, probable insurance recoveries and insurance recoveries paid as of:

(dollars in thousands)	March 31, 2022	December 31, 2021
Cumulative gross expense	$59,396	$50,391
Cumulative offsetting insurance recoveries	(49,913)	(48,109)
Cumulative net expense	$9,483	$2,282

Cumulative offsetting insurance recoveries paid	$(37,277)	$(29,968)
Due to the time required to submit and process such insurance claims, we have not yet received all of the accrued insurance recoveries. Recorded expenses consisted primarily of payments for legal fees related to governmental inquiries and investigations and customer constituent class actions. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our consolidated statements of comprehensive income and as operating activities on our consolidated statements of cash flows. Total costs related to the Security Incident that we expect will be recoverable exceeded the limit of our insurance coverage during the first quarter of 2022. We expect to continue to experience significant expenses related to our response to the Security Incident, resolution of legal proceedings, claims, inquiries and investigations discussed below, and our efforts to further enhance our security measures. For full year 2022, we currently expect net cash outlays of approximately $25.0 million to $35.0 million for ongoing legal fees related to the Security Incident. In line with our policy as discussed above, legal fees are expensed as incurred.
Based on our analysis of the factors described above, we have not recorded a liability for a loss contingency related to the Security Incident as of March 31, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss.
Customer claims. To date, we have received approximately 260 specific requests for reimbursement of expenses ("Customer Reimbursement Requests") and approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident (none of which have as yet been filed in court). Of the Customer Reimbursement Requests received to date, approximately 190 have been fully resolved and closed. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us. One insurance company has filed a subrogation claim in court. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. Our review of customer and subrogation claims includes analyzing individual customer contracts into which we have entered, the specific claims made and applicable law.
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

First Quarter 2022 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Governmental inquiries and investigations. To date, we have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 49 state Attorneys General and the District of Columbia and a separate Civil Investigative Demand from the office of the California Attorney General relating to the Security Incident. We also are subject to the following pending governmental actions:
•an investigation by the U.S. Federal Trade Commission;
•a formal investigation by the SEC;
•an investigation by the U.S. Department of Health and Human Services;
•an investigation by the Office of the Australian Information Commissioner; and
•an investigation by the Office of the Privacy Commissioner of Canada.
On September 28, 2021, the Information Commissioner's Office in the United Kingdom under the U.K Data Protection Act 2018 (the "ICO") notified us that it has closed its investigation of the Security Incident. Based on its investigation and having considered our actions before, during and after the Security Incident, the ICO issued our European subsidiary a reprimand in accordance with Article 58(2)(b) of the U.K. General Data Protection Regulation ("U.K. GDPR") due to our non-compliance, in the ICO's view, with the requirements set out in Article 32 of the U.K. GDPR regarding the processing of personal data. The ICO did not impose a penalty related to the Security Incident, nor did it impose any requirements for further action by us.
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

18	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Income Taxes
Our income tax (benefit) provision and effective income tax rates, including the effects of period-specific events, were:

	Three months ended March 31,
(dollars in thousands)	2022	2021
Income tax (benefit) provision	$(2,050)	$684
Effective income tax rate	16.5%	131.5%
For the three months ended March 31, 2022, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as our full-year forecasted pre-tax income, relative to our forecasted permanent differences, has the potential to distort our estimated annual effective tax rate.
The decrease in our effective income tax rate for the three months ended March 31, 2022 when compared to the same period in 2021 was primarily attributable to the impact of stock based compensation. The 2022 effective tax rate was negatively impacted by increased tax expense attributable to stock based compensation against pre-tax loss for the period.

12. Stockholders' Equity
Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended March 31,
(dollars in thousands)	2022	2021
Accumulated other comprehensive income (loss), beginning of period	$6,522	$(2,497)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income (loss) balance, beginning of period	$5,257	$(3,101)
Other comprehensive income (loss) before reclassifications, net of tax effects of $(3,789) and $(1,100)	10,641	3,130
Amounts reclassified from accumulated other comprehensive income to interest expense	358	1,376
Tax benefit included in provision for income taxes	(94)	(357)
Total amounts reclassified from accumulated other comprehensive income	264	1,019
Net current-period other comprehensive income	10,905	4,149
Accumulated other comprehensive income balance, end of period	$16,162	$1,048
Foreign currency translation adjustment:
Accumulated other comprehensive income balance, beginning of period	$1,265	$604
Translation adjustments	(2,132)	2,511
Accumulated other comprehensive (loss) income balance, end of period	(867)	3,115
Accumulated other comprehensive income, end of period	$15,295	$4,163

First Quarter 2022 Form 10-Q	19

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of March 31, 2022, approximately $984 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
Our contract assets as of March 31, 2022 and December 31, 2021 were insignificant. Our opening and closing balances of deferred revenue were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Total deferred revenue	$355,677	$378,746
The decrease in deferred revenue during the three months ended March 31, 2022 was primarily due to a seasonal decrease in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during the three months ended March 31, 2022 that was included in the deferred revenue balance at the beginning of the period was approximately $152 million. The amount of revenue recognized during the three months ended March 31, 2022 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended March 31,
(dollars in thousands)	2022	2021
United States	$214,394	$185,327
United Kingdom	27,660	22,305
Other countries	15,070	11,559
Total revenue	$257,124	$219,191
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

20	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The UMG, IMG and EVERFI comprised our go-to-market organizations as of March 31, 2022. The following is a description of each market group as of that date:
•The UMG focuses on sales primarily to all prospects and customers inside of the U.S.; and
•The IMG focuses on sales primarily to all prospects and customers outside of the U.S, as well as corporations.
•We acquired EVERFI as of December 31, 2021 as discussed in Note 3 to these condensed consolidated financial statements. As we are working to integrate EVERFI into our business, it has not yet been included in one of our market groups.
The following table presents our revenue by market group:

	Three months ended March 31,
(dollars in thousands)	2022	2021(1)
UMG	$182,489	$173,467
IMG	48,054	45,769
EVERFI	26,975	—
Other	(394)	(45)
Total revenue	$257,124	$219,191
(1)Due to the market group change discussed above, we have recast our revenue by market group for the three months ended March 31, 2021 to present them on a consistent basis with the current year.
The following table presents our recurring revenue by type:

	Three months ended March 31,
(dollars in thousands)	2022	2021
Contractual recurring	$174,531	$146,821
Transactional recurring	70,135	59,929
Total recurring revenue	$244,666	$206,750

First Quarter 2022 Form 10-Q	21

Blackbaud, Inc.
(Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited, condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis presents financial information denominated in millions of dollars which can lead to differences from rounding when compared to similar information contained in the unaudited, condensed consolidated financial statements and related notes which are primarily denominated in thousands of dollars.

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
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; (ii) providing payment and transactional services; (iii) providing software maintenance and support services; providing Impact-as-a-Service™ digital educational content; and (iv) providing professional services, including implementation, consulting, training, analytic and other services.
COVID-19 Impact
The economic impact of COVID-19 on the social good industry remains somewhat uncertain, although we are seeing signs of recovery in the industry. Our end markets continue to display resilience in the post-pandemic recovery with a digital-first mindset. In February, the Blackbaud Institute released its annual Charitable Giving Report, which reported that overall giving in 2021 grew 9% with the percent of giving done online up significantly from pre-pandemic levels and holding steady in the low-teens. Nearly 30% of those online donations are being made on a mobile device, which we see as a long-term positive as we equip organizations to process mobile donations and optimize mobile user interfaces. If our existing and prospective customers remain cautious in their purchase decisions, our operating environment may continue to be challenging. Notwithstanding these conditions, we remain focused on continuing to execute our four-point strategy and strengthening our leadership position.
Four-Point Strategy

1	Expand Total Addressable Market

2	Lead with World Class Teams and Operations

3	Delight Customers with Innovative Cloud Solutions

4	Focus on Employees, Culture and ESG Initiatives

22	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
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
2.Lead with World Class Teams and Operations
This strategy expands upon our previous strategies to drive sales effectiveness and improve operating efficiency to include improving overall company performance as measured by the Rule of 40 (see discussion of Non-GAAP Financial Measures below). We recently welcomed two accomplished leaders to our team as we look to drive future innovation and customer delight, a Chief Product Officer, to oversee our global product portfolio and a Chief Information Security Officer, to oversee our global trust and security program including all elements of cybersecurity.
3.Delight Customers with Innovative Cloud Solutions
We are excited about the role Blackbaud is playing in developing innovative solutions for our customers to diversify the way they receive and process donations. Recently, we announced a new product integration in the U.S. between Blackbaud Merchant Services, our end-to-end payment processing solution, and PayPal allowing social good organizations to offer donors the option to checkout with PayPal or Venmo. Through this integration, Blackbaud customers will have access to a broader audience of donors with PayPal's more than 400 million active consumer accounts enabling a more satisfying giving experience to expand impact. We are also driving a differentiated giving experience through our partnership with Change, to provide Blackbaud's corporate customers an option to run charitable campaigns at point-of-sale like roundups after purchase, match customer donations and offer donation options in loyalty programs. Change is a good example of the ecosystem we are building through our Social Good Startup Program. Their platform is already making an impact in the mission-driven commerce space, including enabling a new frontier of giving with cryptocurrency. We also recently held our Product Update Briefings, a semi-annual event designed to share new product features and roadmaps. We provided updates on innovations in the pipeline for Raiser's Edge NXT, Financial Edge NXT, Grantmaking, Data Intelligence, Payment Services, Luminate Online and TeamRaiser, JustGiving, and SKY Developer, to name a few. New this year, we hosted an executive summary session that briefly highlighted our most important product enhancements and strategies, which can be accessed along with all the sessions by visiting our corporate website. Also, in just over a month, we are projecting our highest turnout ever at our developers' conference designed as a learning event that brings together all levels of developers and technology enthusiasts to share best practices, collaborate with Blackbaud product experts and build relationships with peers. We continue to drive significant growth in our non-Blackbaud developer ecosystem consisting of customers, consultants, partners and individual change agents.
4.Focus on Employees, Culture and ESG Initiatives
We recently announced that we achieved carbon neutrality for 2021. This is a goal we have been striving towards and our shift to a remote-first workforce enabled us to accelerate our timeline. Since 2019, Blackbaud has reduced its global real estate footprint by 50%, energy emissions to run office space by 63% and employee commute emissions by 75%. With a multi-pronged climate strategy, Blackbaud is focused on reducing emissions, using energy efficiently and investing in environmental projects for a more sustainable future. We will share more about our ESG strategy on our Corporate Social Responsibility website, which we expect to launch this quarter. Our mission driven culture has been in our DNA since inception and is very attractive in a competitive labor market. We continue to foster a diverse and inclusive environment focused on employee engagement and connectedness with our remote-first workforce strategy. For example, of our most recent hires, nearly 67% have come from historically under-represented groups. We have a significant role to play in driving advances in the social good space, and we are proud of the strong corporate culture we have built and continue to cultivate in today's environment.

First Quarter 2022 Form 10-Q	23

Blackbaud, Inc.
(Unaudited)
Financial Summary

Total revenue ($M)	Income from operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $37.9 million during the three months ended March 31, 2022, when compared to the same period in 2021, driven largely by the following:

+
Growth in recurring revenue primarily related to:
•an increase in contractual recurring revenue of $27.7 million related to the performance of our cloud solutions, $24.1 million of which was attributable to EVERFI; partially offset by a decrease in maintenance revenue as customers migrate to our cloud solutions; and
•an increase in transactional revenue of $10.2 million primarily due to an increase in online charitable giving, the continued shift toward virtual fundraising and, to a lesser extent, increased transactional volume as our customer's constituents have begun to return to in-person events.

+
Increase in one-time consulting revenue due primarily to our acquisition of EVERFI, largely offset by a decrease in implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services.

-	Decrease in one-time analytics revenue as analytics are generally integrated in our cloud solutions

24	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Income from operations decreased by $12.6 million during the three months ended March 31, 2022, when compared to the same period in 2021, driven largely by the following:

+	Increase in total revenue, as described above
+
Decrease in stock-based compensation expense of $2.1 million attributable to a change in the timing of our annual short-term incentive ("STI") equity award grants from the second quarter during 2020 to the first quarter beginning in 2021, which resulted in double-expense for STI awards during the first quarter of 2021

-	Increase in compensation costs other than stock-based compensation of $23.7 million primarily due to increased employee headcount due to our acquisition of EVERFI
-
Increases in third-party contractor and hosting costs of $7.8 million and $2.7 million, respectively, primarily attributable to our acquisition of EVERFI and, to a lesser extent, our continued migration of our cloud infrastructure to leading public cloud service providers and investments in security

-	Increase in Security Incident-related expenses, net of insurance, of $7.2 million. See "Security Incident update" below.
-	Increase in transaction-based costs of $5.1 million related to payment services integrated in our cloud solutions
-	Increase in amortization of intangible assets from business combinations of $3.6 million due to our acquisition of EVERFI
-	Increase in marketing costs of $2.1 million primarily due to our acquisition of EVERFI
-	Increase in corporate IT costs of $1.2 million primarily related to our acquisition of EVERFI and investments in security tools
We are continuing to make critical investments in the business in areas such as digital marketing, engineering, security, customer success and our continued shift of cloud infrastructure to leading public cloud service providers. Our profitability through the first quarter reflects the addition of EVERFI and some of these incremental investments that were pushed from 2021 into 2022, particularly in areas where we are increasing headcount.

Customer retention

Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts provides a better representation of our customers' overall behavior. For the twelve months ended March 31, 2022, approximately 92% of our customers with recurring revenue contracts were retained. This customer retention rate is materially unchanged from our rate for the full year ended December 31, 2021 and reflects our efforts to rationalize our portfolio of solutions and migrate customers from legacy solutions towards our next generation solutions.

First Quarter 2022 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)
Balance sheet and cash flow
At March 31, 2022, our cash and cash equivalents were $33.8 million and the carrying amount of our debt under the 2020 Credit Facility was $922.0 million. Our net leverage ratio was 3.57 to 1.00.
During the three months ended March 31, 2022, we generated $24.5 million in cash from operations, had a net increase in borrowings of $25.6 million and had aggregate cash outlays of $16.9 million for purchases of property and equipment and capitalized software development costs.
Security Incident update
As discussed in Note 10 to our unaudited, condensed consolidated financial statements included in this report, total costs related to the Security Incident that we expect will be recoverable exceeded the limit of our insurance coverage during the first quarter of 2022. Accordingly, we expect that the Security Incident will continue to negatively impact our GAAP profitability and GAAP cash flow for the foreseeable future (see discussion regarding our non-GAAP financial measures beginning on page 32). For full year 2022, we currently expect net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees, are expensed as incurred. We have not recorded a liability for a loss contingency related to the Security Incident as of March 31, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss.

Results of Operations
Comparison of the three months ended March 31, 2022 and 2021
We have included the results of operations of EVERFI in our consolidated results of operations from the date of acquisition. We determined that the EVERFI acquisition was not material to our consolidated financial statements; therefore, separate presentation of revenue and earnings since the acquisition date is not required.
Revenue and Cost of Revenue

Recurring
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
Recurring revenue is comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, hosting services, payment services, online training programs, subscription-based analytic services. Recurring revenue also includes fees from maintenance services for our on-premises solutions, services included in our renewable subscription contracts, retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and variable transaction revenue associated with the use of our solutions.

26	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
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
Recurring revenue increased by $37.9 million, or 18.3%, during the three months ended March 31, 2022, when compared to the same period in 2021, driven primarily by the following:

+
Increase in contractual recurring revenue of $27.7 million related to the performance of our cloud solutions, $24.1 million of which was attributable to EVERFI; partially offset by a decrease in maintenance revenue as customers migrate to our cloud solutions

+
Increase in transactional revenue of $10.2 million primarily due to an increase in online charitable giving, the continued shift toward virtual fundraising and, to a lesser extent, increased transactional volume as our customer's constituents have begun to return to in-person events.

Cost of recurring revenue increased by $23.3 million, or 26.2%, during the three months ended March 31, 2022, when compared to the same period in 2021, driven primarily by the following:

+
Increase in compensation costs of $7.6 million primarily related to an increase in headcount due to our acquisition of EVERFI, and a continued shift in resources historically supporting one-time services and other towards recurring revenue

+	Increase in transaction-based costs of $5.1 million related to payment services integrated in our cloud solutions
+	Increase in amortization of intangible assets from business combinations of $3.5 million due to our acquisition of EVERFI
+	Increase in third-party contractor and hosting costs of $3.9 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security
+	Increase in overhead allocations of $1.6 million related to the increased headcount discussed above
+	Increase in amortization of software development costs of $1.1 million
Recurring gross margin decreased by 2.9% for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to the increase in cost of recurring revenue outpacing the increase in recurring revenue.

First Quarter 2022 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
One-time services and other revenue is comprised of fees for one-time consulting, analytic and onsite training services, fees for retained and managed services contracts that we do not expect to have a term consistent with our cloud solution contracts, revenue from the sale of our software sold under perpetual license arrangements, and third-party software referral fees.
Cost of one-time services and other is primarily comprised of compensation costs for professional services and onsite training personnel, other costs incurred in providing onsite customer training, third-party contractor expenses, data expense incurred to perform one-time analytic services, third-party software royalties, allocated depreciation, facilities and IT support costs and amortization of intangible assets from business combinations.
One-time services and other revenue during the three months ended March 31, 2022 remained relatively consistent with the same period in 2021, and included the following activity:

+
Increase in one-time consulting revenue of $1.0 million primarily attributable to EVERFI, largely offset by less revenue from implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services.

-	Decrease in one-time analytics revenue of $0.8 million as analytics are generally integrated in our cloud solutions
Cost of one-time services and other decreased by $3.3 million, or 22.9%, during the three months ended March 31, 2022, when compared to the same period in 2021, driven primarily by the following:

-	Decrease in compensation costs of $2.7 million largely due to a continued shift in resources historically supporting one-time services and other towards recurring revenue
One-time services and other gross margin increased by 26.9% during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to the significant reductions in compensation costs discussed above.

28	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Operating Expenses

Sales, marketing and customer success ($M)	Research and development ($M)	General and administrative ($M)
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
Sales, marketing and customer success expense increased by $6.4 million, or 13.2%, during the three months ended March 31, 2022, when compared to the same period in 2021, primarily driven by the following:

+	Increase in compensation costs of $3.7 million primarily related to increased employee headcount due to our acquisition of EVERFI
+	Increase in advertising costs of $2.1 million primarily due to our acquisition of EVERFI
Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
We continue to make investments to delight our customers with innovative cloud solutions. Research and development expenses increased by $10.8 million or 36.9%, during the three months ended March 31, 2022, when compared to the same period in 2021, primarily driven by the following:

+	Increase in compensation costs of $8.4 million primarily related to increased employee headcount due to our acquisition of EVERFI, and to a lesser extent, our increased hiring of engineers
+	Increase in third-party contractor costs of $5.5 million, primarily due to our acquisition of EVERFI and, to a lesser extent, an increase in our use of third-party software developers
+	Increase in overhead allocation costs of $1.0 million primarily related to increased headcount discussed above
-	Increase in development costs of $4.7 million that were required to be capitalized under GAAP, of which $3.5 million was attributable to EVERFI software and content
Not included in research and development expense for the three months ended March 31, 2022 and 2021 were $13.8 million and $9.1 million, respectively, of qualifying costs associated with software and content development activities

First Quarter 2022 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)
that are required to be capitalized under GAAP, such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized development costs associated with our cloud solutions are subsequently amortized to cost of subscriptions revenue over the related assets' estimated useful life, which generally range from three to seven years.
General and administrative
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
General and administrative expense increased by $13.2 million, or 43.1%, during the three months ended March 31, 2022, when compared to the same period in 2021, primarily driven by the following:

+
Increase in Security Incident-related expenses, net of insurance, of $7.2 million, consisting primarily of legal fees, as total costs related to the Security Incident that we expect will be recoverable exceeded the limit of our insurance coverage during the first quarter of 2022.

+	Increase in compensation costs of $4.6 million primarily related to increased employee headcount due to our acquisition of EVERFI
+	Increase in third-party contractor costs of $1.2 million
+	Increase in acquisition-related expenses and integration costs of $1.0 million due to our acquisition of EVERFI
-
Increase in allocated corporate IT costs of $1.8 million primarily related to investments in security tools. Depreciation, facilities and IT support costs are pooled and recorded to general and administrative expense and allocated to other lines of our statements of comprehensive income based on headcount.

30	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

The increase in interest expense in dollars and as a percentage of total revenue during the three months ended March 31, 2022, when compared to the same period in 2021, was primarily due to the new borrowings used to finance our acquisition of EVERFI. We currently expect interest expense for the full year 2022 to be approximately $30 million to $33 million although our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 9 to our condensed consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	March 31, 2022	December 31, 2021	Change
Deferred revenue(1)	$355.7	$378.7	(6.1)%
Less: Long-term portion	4.7	4.2	11.3%
Current portion(1)	$351.0	$374.5	(6.3)%
(1)The individual amounts for each year may not sum to deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. Our recurring revenue contracts are generally for a term of three years at contract inception, billed annually in advance, and non-cancelable. We have been for several years successfully shifting our legacy customer base away from annual renewals and moving them onto multi-year renewal contracts. We generally invoice our customers with recurring revenue contracts in annual cycles 30 days prior to the end of each one-year period.
The decrease in deferred revenue during the three months ended March 31, 2022 was primarily due to a seasonal decrease in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.

First Quarter 2022 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)
Income Taxes

Income tax (benefit) provision ($M)
Percentages indicate effective income tax rates

For the three months ended March 31, 2022, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as our as our full-year forecasted pre-tax income, relative to our forecasted permanent differences, has the potential to distort our estimated annual effective tax rate.
The decrease in our effective income tax rate for the three months ended March 31, 2022 when compared to the same period in 2021 was primarily attributable to the impact of stock based compensation. The 2022 effective tax rate was negatively impacted by increased tax expense attributable to stock based compensation against pre-tax loss for the period.
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

32	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)

	Three months ended March 31,
(dollars in millions, except per share amounts)	2022	2021	Change
GAAP Revenue	$257.1	$219.2	17.3%

GAAP gross profit	$133.8	$115.8	15.5%
GAAP gross margin	52.0%	52.8%
Non-GAAP adjustments:
Add: Stock-based compensation expense	4.1	5.4	(22.6)%
Add: Amortization of intangibles from business combinations	12.5	9.1	36.8%
Subtotal(1)	16.6	14.5	14.9%
Non-GAAP gross profit(1)	$150.4	$130.3	15.4%
Non-GAAP gross margin	58.5%	59.4%

GAAP (loss) income from operations	$(6.0)	$6.6	(190.0)%
GAAP operating margin	(2.3)%	3.0%
Non-GAAP adjustments:
Add: Stock-based compensation expense	27.9	30.0	(7.1)%
Add: Amortization of intangibles from business combinations	13.3	9.7	37.4%
Add: Employee severance	—	1.0	(100.0)%
Add: Acquisition-related integration costs	0.6	(0.1)	(756.1)%
Add: Acquisition-related expenses	0.3	0.1	383.1%
Add: Restructuring and other real estate activities	0.1	(0.1)	(164.0)%
Add: Security Incident-related costs, net of insurance(2)	7.2	—	100.0%
Subtotal(1)	49.4	40.5	21.9%
Non-GAAP income from operations(1)	$43.4	$47.2	(8.0)%
Non-GAAP operating margin	16.9%	21.5%

GAAP (loss) income before provision for income taxes	$(12.5)	$0.5	(2,495.6)%
GAAP net loss	$(10.4)	$(0.2)	6,245.7%
Shares used in computing GAAP diluted (loss) earnings per share	51,199,717	47,363,197	8.1%
GAAP diluted (loss) earnings per share	$(0.20)	$—	100.0%
Non-GAAP adjustments:
Add: GAAP income tax (benefit) provision	(2.1)	0.7	(399.7)%
Add: Total non-GAAP adjustments affecting income from operations	49.4	40.5	21.9%
Non-GAAP income before provision for income taxes	36.9	41.0	(10.0)%
Assumed non-GAAP income tax provision(3)	7.4	8.2	(10.0)%
Non-GAAP net income(1)	$29.5	$32.8	(10.0)%

Shares used in computing non-GAAP diluted earnings per share	52,076,858	48,387,042	7.6%
Non-GAAP diluted earnings per share	$0.57	$0.68	(16.2)%
(1)The individual amounts for each year may not sum to non-GAAP gross profit, subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.
(2)Includes Security Incident-related costs incurred during the three months ended March 31, 2022 of $9.0 million, net of probable insurance recoveries during the same period of $1.8 million. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims. Not included in this adjustment were costs associated with enhancements to our cybersecurity program. For full year 2022, we currently expect net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees, are expensed as incurred. We have not recorded a liability for a loss contingency related to the Security Incident as of March 31, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss.
(3)We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.

First Quarter 2022 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)
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

(dollars in millions)	Three months ended March 31,
	2022	2021
GAAP revenue	$257.1	$219.2
GAAP revenue growth	17.3%
Add: Non-GAAP acquisition-related revenue(1)	—	25.2
Non-GAAP organic revenue(2)	$257.1	$244.4
Non-GAAP organic revenue growth	5.2%

Non-GAAP organic revenue(2)	$257.1	$244.4
Foreign currency impact on Non-GAAP organic revenue(3)	0.9	—
Non-GAAP organic revenue on constant currency basis(3)	$258.0	$244.4
Non-GAAP organic revenue growth on constant currency basis	5.6%

GAAP recurring revenue	$244.7	$206.8
GAAP recurring revenue growth	18.3%
Add: Non-GAAP acquisition-related revenue(1)	—	22.8
Non-GAAP organic recurring revenue	$244.7	$229.5
Non-GAAP organic recurring revenue growth	6.6%
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

34	First Quarter 2022 Form 10-Q

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

	Three months ended March 31,
(dollars in millions)	2022	2021	Change
GAAP net loss	$(10.4)	$(0.2)	6,245.7%
Non-GAAP adjustments:
Add: Interest, net	7.5	5.0	50.7%
Add: GAAP income tax (benefit) provision	(2.1)	0.7	(399.7)%
Add: Depreciation	3.5	3.2	10.2%
Add: Amortization of intangibles from business combinations	13.3	9.7	37.4%
Add: Amortization of software development costs(1)	9.2	8.0	16.1%
Subtotal(2)	31.5	26.5	18.9%
Non-GAAP EBITDA(2)	$21.1	$26.3	(19.9)%
Non-GAAP EBITDA margin	8.2%

Non-GAAP adjustments:
Add: Stock-based compensation expense	27.9	30.0	(7.1)%
Add: Employee severance	—	1.0	(100.0)%
Add: Acquisition-related integration costs	0.6	(0.1)	(756.1)%
Add: Acquisition-related expenses	0.3	0.1	383.1%
Add: Restructuring and other real estate activities	0.1	(0.1)	(164.0)%
Add: Security Incident-related costs, net of insurance(3)	7.2	—	100.0%
Subtotal(2)	36.1	30.9	17.0%
Non-GAAP Adjusted EBITDA(2)	$57.2	$57.2	—%
Non-GAAP Adjusted EBITDA margin	22.2%

Rule of 40(4)	27.4%

Non-GAAP adjusted EBITDA	57.2	57.2	—%
Foreign currency impact on Non-GAAP adjusted EBITDA(5)	0.5	(0.5)	(199.4)%
Non-GAAP adjusted EBITDA on constant currency basis(5)	57.7	56.7	1.8%
Non-GAAP adjusted EBITDA margin on constant currency basis	22.4%

Rule of 40 on constant currency basis(6)	28.0%
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
(5)To determine non-GAAP adjusted EBITDA on a constant currency basis, non-GAAP adjusted EBITDA from entities reporting in foreign currencies were translated to U.S. Dollars using the comparable prior period's quarterly weighted average foreign currency exchange rates. The primary foreign currencies creating the impact are the Australian Dollar, British Pound, Canadian Dollar and EURO.
(6)Measured by non-GAAP organic revenue growth on constant currency basis plus non-GAAP adjusted EBITDA margin on constant currency basis.

First Quarter 2022 Form 10-Q	35

Blackbaud, Inc.
(Unaudited)
Non-GAAP free cash flow and non-GAAP adjusted free cash flow
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.
Non-GAAP adjusted free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development and capital expenditures for property and equipment, plus cash outflows, net of insurance, related to the Security Incident.
We believe non-GAAP free cash flow and non-GAAP adjusted free cash flow provides useful measures of the company's operating performance. Non-GAAP adjusted free cash flow is not intended to represent and should not be viewed as the amount of residual cash flow available for discretionary expenditures.

	Three months ended March 31,
(dollars in millions)	2022	2021	Change
GAAP net cash provided by operating activities	$24.5	$30.1	(18.6)%
Less: purchase of property and equipment	(4.3)	(3.5)	22.9%
Less: capitalized software development costs	(12.7)	(9.3)	36.3%
Non-GAAP free cash flow	$7.6	$17.3	(56.4)%
Add: Security Incident-related cash flows, net of insurance	0.8	1.4	(41.9)%
Non-GAAP adjusted free cash flow	$8.4	$18.7	(55.3)%
Seasonality
Our revenues normally fluctuate as a result of certain seasonal variations in our business. Our first quarter has historically been the seasonal low for bookings, with the second and fourth quarters historically being seasonally higher, and our bookings tend to be back-end loaded within individual quarters given our quarterly quota plans. Transactional revenue is non-contractual and less predictable given the susceptibility to certain drivers such as timing and number of events and marketing campaigns, as well as fluctuations in donation volumes and tuition payments. Our transactional revenue has historically been at its lowest in the first quarter due to the timing of customer fundraising initiatives and events. We have historically experienced seasonal highs during the fourth quarter due to year-end giving campaigns and during the second quarter when a large number of events are held. Our revenue from professional services has historically been lower in the first quarter when many of those services commence and in the fourth quarter due to the holiday season. As a result of these and other factors, our total revenue has historically been lower in the first quarter than in the remainder of our fiscal year, with the fourth quarter historically achieving the highest total revenue. Our expenses, other than transaction-based costs related to our payments services, do not vary significantly as a result of these factors, but do fluctuate on a quarterly basis due to varying timing of expenditures.
Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals including renewals associated with customers of acquired companies, delivery of professional services and occurrence of customer events, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of certain annual vendor contracts, our cash flow from operations has been lowest in our first quarter. Due to the timing of customer contract renewals and student enrollments, many of which take place at or near the beginning of our third quarter, our cash flow from operations has been lower in our second quarter as compared to our third and fourth quarters. Partially, offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are base salary merit increases, which occur in July. In addition, deferred revenues can vary on a seasonal basis due to the timing of customer contract renewals and student enrollments. Our cash flow from financing is negatively impacted in our first quarter when most of our equity awards vest, as we pay taxes on behalf of our employees related to the settlement or exercise of equity awards. These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, or as a result of acquisitions, new market opportunities, new solution introductions, the COVID-19 pandemic or other factors.

36	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	March 31, 2022	December 31, 2021	Change
Cash and cash equivalents	$33.8	$55.1	(38.7)%
Property and equipment, net	112.7	111.4	1.1%
Software development costs, net	126.8	121.4	4.4%
Total carrying value of debt	981.2	956.2	2.6%
Working capital	(251.8)	(258.7)	2.6%
The following table presents selected financial information about our cash flows:

	Three months ended March 31,
(dollars in millions)	2022	2021	Change
Net cash provided by operating activities	$24.5	$30.1	(18.6)%
Net cash used in investing activities	(36.9)	(12.8)	189.2%
Net cash used in financing activities	(325.4)	(379.6)	(14.3)%
Our principal sources of liquidity are our operating cash flow, funds available under the 2020 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements, market acceptance of our solutions and services and our customers' ability to pay. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. We also believe that we will be able to continue to meet our long-term cash requirements due to our anticipated cash flow from operations, solid financial position and ability to access capital from financial markets. To the extent we undertake future material acquisitions or, investments or unanticipated capital or operating expenditures, including in connection with the Security Incident, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure, including through potential debt or equity issuances.
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
At March 31, 2022, our total cash and cash equivalents balance included approximately $18.4 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating Cash Flow
Our cash flows from operations are derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, amortization of deferred financing costs and debt discount and adjustments to our provision for credit losses and sales returns; and (ii) changes in our working capital.

First Quarter 2022 Form 10-Q	37

Blackbaud, Inc.
(Unaudited)
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue.
Net cash provided by operating activities decreased by $5.6 million during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to a $13.8 million decrease in net income adjusted for non-cash expenses and a $8.2 million increase in cash flow from operations associated with working capital.
The increase in cash flow from operations associated with working capital during the three months ended March 31, 2022, when compared to the same period in 2021, was primarily due to:
•fluctuations in the timing of vendor payments; and
•an increase in taxes payable; partially offset by
•payment of assumed EVERFI accrued bonuses and other payroll-related liabilities during the first quarter of 2022.
Security Incident update
As discussed in Note 10 to our unaudited, condensed consolidated financial statements included in this report, total costs related to the Security Incident that we expect will be recoverable exceeded the limit of our insurance coverage during the first quarter of 2022. Accordingly, we expect that the Security Incident will continue to negatively impact our GAAP profitability and GAAP cash flow for the foreseeable future (see discussion regarding our non-GAAP financial measures beginning on page 32). For full year 2022, we currently expect net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees, are expensed as incurred. We have not recorded a liability for a loss contingency related to the Security Incident as of March 31, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss.
Investing Cash Flow
Net cash used in investing activities of $36.9 million increased by $24.2 million during the three months ended March 31, 2022, when compared to the same period in 2021.
During the three months ended March 31, 2022, we used $20.0 million for our acquisition of EVERFI comprised of (i) $17.4 million that had not been paid by EVERFI to its former option holders as of December 31, 2021, solely due to the timing of the acquisition on the last day of 2021; and (ii) $2.6 million that was paid to a number of EVERFI's selling shareholders after determining they would be paid in cash, rather than shares of our common stock.
We used $12.7 million for software development costs, which was up $3.4 million from cash spent during the same period in 2021, primarily due to the inclusion of EVERFI's software and content development activities. We also spent $4.3 million of cash for purchases of property and equipment during the three months ended March 31, 2022, which was a decrease of $0.8 million when compared to the same period in 2021.
Financing Cash Flow
During the three months ended March 31, 2022, we had a net increase in borrowings of $25.6 million.
We paid $34.7 million to satisfy tax obligations of employees upon settlement of equity awards during the three months ended March 31, 2022 compared to $18.4 million during the same period in 2021. The increase was primarily attributable to the timing of our annual short-term incentive (bonus) awards vesting during the first quarter of 2022, while similar awards vested during the second quarter of 2021. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During the three months ended March 31, 2022, cash flow from financing activities associated with changes in restricted cash due to customers decreased $315.3 million, compared to a decrease of $353.6 million during the same period in 2021. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next.

38	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Stock repurchase program
In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. During the three months ended March 31, 2022, we did not purchase any shares. The remaining amount available to purchase stock under the stock repurchase program was $250.0 million as of March 31, 2022.
2020 Credit Facility
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At March 31, 2022, our available borrowing capacity under the 2020 Credit Facility was $209.7 million. The 2020 Credit Facility matures in October 2025.
At March 31, 2022, the carrying amount of our debt under the 2020 Credit Facility was $922.0 million. Our average daily borrowings during the three months ended March 31, 2022 were $909.4 million.
The following is a summary of the financial covenants under the 2020 Credit Facility:

Financial covenant	Requirement	Ratio as of March 31, 2022
Net leverage ratio(1)	≤ 4.25 to 1.00	3.57 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	14.59 to 1.00
(1)Under the terms of the 2020 Credit Facility, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2020 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2020 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2020 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At March 31, 2022, we were in compliance with our debt covenants under the 2020 Credit Facility. See Note 8 to our unaudited, condensed consolidated financial statements included in this report for additional information regarding the 2020 Credit Facility.
Commitments and Contingencies

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$18.1	$967.5	$985.7
Operating leases	11.4	60.9	72.3
Unrecorded contractual obligations:
Purchase obligations	20.6	11.1	31.7
Interest payments on debt	30.8	101.1	131.9
Total contractual obligations(1)	$80.9	$1,140.7	$1,221.5
(1)The individual amounts may not sum to the total due to rounding.

First Quarter 2022 Form 10-Q	39

Blackbaud, Inc.
(Unaudited)
Debt
As of March 31, 2022, we had total remaining principal payments of $985.7 million. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2020 Credit Facility, our real estate loans and our other debt at March 31, 2022 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2020 Revolving Facility for the purposes of determining minimum commitment amounts. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of March 31, 2022, we expect to pay interest expense over the life of our debt obligations of approximately $131.9 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of March 31, 2022, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases
As of March 31, 2022, we had remaining operating lease payments of $72.3 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest of $12.6 million. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, as discussed above, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 10 to our unaudited, condensed consolidated financial statements in this report for more information.
Purchase obligations
As of March 31, 2022, we had remaining purchase obligations of $31.7 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our consolidated balance sheets as of March 31, 2022, as we had not received the related services. See Note 10 to our unaudited, condensed consolidated financial statements in this report for more information.
The total liability for uncertain tax positions as of March 31, 2022 and December 31, 2021, was $3.8 million and $3.7 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of March 31, 2022 and December 31, 2021.

40	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Foreign Currency Exchange Rates
Approximately 17% of our total revenue for the three months ended March 31, 2022 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a loss of $0.9 million as of March 31, 2022 and a gain of $1.3 million as of December 31, 2021.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the three months ended March 31, 2022, foreign translation resulted in decreases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the three months ended March 31, 2022, the fluctuation in foreign currency exchange rates reduced our total revenue and our income from operations by $0.9 million and $0.2 million, respectively. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 to our unaudited, condensed consolidated financial statements in this report.

First Quarter 2022 Form 10-Q	41

Blackbaud, Inc.
(Unaudited)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes LIBOR and SOFR rates. The Financial Conduct Authority in the U.K. has stated that it plans to phase out all tenors of LIBOR by June 2023. We do not currently anticipate a significant impact to our financial position or results of operations as a result of this action as we expect that our financial contracts currently indexed to LIBOR will either expire or be modified without significant financial impact before the phase out occurs. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of March 31, 2022, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2021 and March 31, 2022.

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

Changes in Internal Control Over Financial Reporting
Although we do not believe it materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, our evaluation of the effectiveness of internal control over financial reporting as of March 31, 2022 excluded EVERFI as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The acquisition of EVERFI was completed on December 31, 2021. As of and for the quarter ended March 31, 2022, EVERFI's assets represented approximately 3% of our consolidated total assets and its revenue represented approximately 10% of our consolidated total revenue. We are working to integrate EVERFI into our overall internal control over financial reporting processes.
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended March 31, 2022 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

42	First Quarter 2022 Form 10-Q

Blackbaud, Inc.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 10 to our unaudited, condensed consolidated financial statements in this report.
ITEM 1A. RISK FACTORS
We are supplementing Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 1, 2022 (the “Annual Report”). The following risk factors should be read in conjunction with the risk factors set forth in that Annual Report.

Operational Risks
The Security Incident has had, and may continue to have numerous adverse effects on our business, results of operations, financial condition and cash flows.
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
To date, we have received approximately 260 Customer Reimbursement Requests and approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident (none of which have as yet been filed in court). In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. In addition, presently, we are a defendant in 19 putative consumer class action cases [17 in U.S. federal courts (which have been consolidated under multi district litigation to a single federal court) and 2 in Canadian courts] alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. To date, we also have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 49 state Attorneys General and the District of Columbia and a separate Civil Investigative Demand from the office of the California Attorney General relating to the Security Incident. In addition, we are subject to pending governmental actions or investigations by the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the SEC, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada. (See Note 10 to our unaudited, condensed consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters.)

First Quarter 2022 Form 10-Q	43

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
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. For example, we currently expect net cash outlays of $25 million to $35 million for ongoing legal fees related to the Security Incident for full year 2022. Although we carry insurance against certain losses related to the Security Incident, we exceeded the limit of that insurance coverage during the first quarter of 2022. As a result, we will be responsible for all expenses or other losses (including penalties, fines or other judgments) or all types of claims that may arise in connection with the Security Incident, which could materially and adversely affect our liquidity and results of operations. (See Note 10 to our unaudited, condensed consolidated financial statements included in this report.) If any such fines or penalties were great enough that we could not pay them through funds generated from operating activities and/or cause a default under our credit facility, we may be forced to renegotiate or obtain a waiver under our credit facility and/or seek additional debt or equity financing. Such renegotiation or financing may not be available on acceptable terms, or at all. In these circumstances, if we were unable to obtain sufficient financing, we may not be able to meet our obligations as they come due.
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

44	First Quarter 2022 Form 10-Q

Blackbaud, Inc.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended March 31, 2022 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, January 1, 2022				$250,000
January 1, 2022 through January 31, 2022	—	$—	—	250,000
February 1, 2022 through February 28, 2022	533,139	65.04	—	250,000
March 1, 2022 through March 31, 2022	—	—	—	250,000
Total	533,139	$65.04	—	$250,000
(1)Includes 533,139 shares in February withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program to authorize us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date.

First Quarter 2022 Form 10-Q	45

Blackbaud, Inc.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.01	First Amendment to Credit Agreement, dated as of January 31, 2022, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent		8-K	10.1	2/3/2022
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

46	First Quarter 2022 Form 10-Q

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	May 5, 2022	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2022	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

First Quarter 2022 Form 10-Q	47